Form 10-K
period 1993-12-31
ALUMINUM CO OF AMERICA
filed 1994-03-11
CIK 4281

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

      / x /       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 /FEE REQUIRED/
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                  OR
      /   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-3610

                      ALUMINUM COMPANY OF AMERICA
        (Exact name of registrant as specified in its charter)

       Pennsylvania                            25-0317820
 (State of incorporation)         (I.R.S. Employer Identification No.)

 425 Sixth Avenue, Alcoa Building, Pittsburgh, Pennsylvania 15219-1850
                (Address of principal executive offices)
                              (Zip Code)

             Registrant's telephone number--area code 412

                Investor Relations------------553-3042
                 Office of the Secretary------553-4707

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class             Name of each exchange on which registered

 Common Stock, par value $1.00           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. /   /

     As of March 1, 1994 there were 88,808,611 shares of common stock, par value $1.00, of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $6,609 million.

Documents incorporated by reference.

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1993 Annual Report to Shareholders.
Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated March 4, 1994, except for the performance graph and Compensation Committee Report.

                      ALUMINUM COMPANY OF AMERICA

     Unless the context otherwise requires, Alcoa or the Company means Aluminum Company of America and all subsidiaries consolidated for the purposes of its financial statements.

                                PART I

Item 1.  Business.

     Alcoa is the world's largest integrated aluminum company, engaged in the production and sale of primary aluminum and semi-fabricated and finished aluminum products. It was formed in 1888 under the laws of the Commonwealth of Pennsylvania. Alcoa produces and sells alumina and alumina-based chemicals, a variety of other finished products, and components and systems for a multitude of applications. These products are used primarily by packaging, transportation (including aerospace, automotive, rail and shipping), building and industrial customers worldwide. Alcoa has operating and sales locations in over 20 countries.

     Discussion of Alcoa's operations and properties by its three business segments follows.

     The Alumina and Chemicals segment includes the production and sale of bauxite, alumina and alumina-based chemicals, and related transportation services.

     The Aluminum Processing segment includes the production and sale of molten metal, ingot, and aluminum products that are flat-rolled, engineered or finished. Also included are power, transportation and other services.

     The Non-Aluminum Products segment includes the production and sale of electrical, ceramic, plastic, vinyl, and composite materials products, manufacturing equipment, gold, magnesium and steel and titanium forgings.

     Most aluminum facilities located in the United States (U.S.) are owned by the parent company. Alcoa of Australia Limited (AofA) and Alcoa Aluminio S.A. (Aluminio) in Brazil are the two largest operating subsidiaries.

     Alcoa serves a variety of customers in a number of markets.
Consolidated revenues from these markets are:

                                      (dollars in millions)
Revenues by Market                     1993    1992    1991
- ------------------                     ----    ----    ----
    Packaging                        $2,606  $2,803  $2,554
    Alumina and Chemicals             1,437   1,422   1,496
    Transportation                    1,397   1,526   1,569
    Building and Construction         1,299   1,190   1,167
    Distributor and Other             1,274   1,215   1,356
    Aluminum Ingot                    1,042   1,336   1,742
                                     ------  ------  ------

  Total Sales and Operating Revenues $9,055  $9,492  $9,884
                                     ======  ======  ======

  Segment and geographic area financial information are presented in Note K to the Financial Statements.


   Competition

     The markets for most aluminum products are highly competitive. Price, quality and service are the principal competitive factors in most of these markets. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight and recyclability. The competitive conditions are discussed later for each of the Company's major product classes.

     The Company is examining all aspects of its operations and activities and is redesigning them where necessary to enhance effectiveness and achieve cost reductions. Alcoa believes that its competitive position is enhanced by its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets, and by the capability of its employees. Research and development, and an increased emphasis on internal technology transfer, has led to improved product quality, enhanced production techniques, new product development and cost control.

     The dissolution of the Soviet Union and the lack of a mechanism to successfully integrate its economy with market economies significantly contributed to a global oversupply of aluminum in recent years. Prior to 1991 former Soviet aluminum producers primarily served internal markets. The internal market weakened substantially after the collapse of the Soviet Union. To earn hard currency, former Soviet aluminum producers began exporting significant quantities of aluminum. These exports caused an imbalance in demand and supply and resulted in severe downward pressure on aluminum prices.

     In late 1993, discussions among the governments of six major primary aluminum producing nations were initiated to address the global aluminum supply situation. A multi-government accord was reached among Australia, Canada, the European Union (EU), Norway, Russia and the U.S. in late January 1994 under which the Russian industry will reduce its annual aluminum exports by 500,000 metric tons per year for up to two years, the EU will refrain from renewing import quotas on Russian ingot when the quotas expire at the end of February 1994, and certain of the participating governments will create a fund to assist in the modernization of the Russian industry. The accord recognizes that there is currently an excess of supply of between 1.5 and 2.0 million metric tons of annual production.

     In February 1994, Alcoa announced that it would reduce primary aluminum production in its U.S. operations by an additional 100,000 metric tons per year. AofA separately announced a reduction of 25,000 metric tons at its Point Henry smelter in Geelong, Australia. Also, the joint venture smelter in Portland, State of Victoria in which AofA owns a 45% interest announced a reduction of 26,000 metric tons. Suriname Aluminum Company (Suralco), a wholly-owned subsidiary, announced a reduction of 3,000 metric tons that will continue until world aluminum supply is in better balance with demand. These reductions are in addition to Alcoa's indefinite curtailments during 1993 of 310,000 metric tons of U.S. smelting production.

   Other Risk Factors

     In addition to the risks inherent in the Company's business and operations as described in this Form 10-K, the Company is exposed generally to financial, market, political, business and economic risks in connection with its worldwide operations.

   Major Interests Outside the United States

     Alcoa International Holdings Company (AIHC), a subsidiary, holds most of the Company's investments in Australia, Hungary, India, Japan, Mexico, the Netherlands and Norway, and several wholly owned subsidiaries that act as sales representatives and distributors outside the U.S. for products produced by various Alcoa operations. In 1988 AIHC issued $250 million of voting preferred stock which represents 25% of its total voting stock. The preferred stock is held by unaffiliated third parties.

     AofA, owned 51% by AIHC, operates integrated aluminum facilities in Australia, including mining, refining, smelting and fabricating facilities. More than half of AofA's 1993 revenues were derived from alumina, and the balance was derived principally from primary aluminum, rigid container sheet (RCS) and gold.

     Alcoa Brazil Holdings Company (ABHC), owned 79% by the Company, holds Alcoa's interest in Aluminio, an integrated aluminum producer in Brazil. Aluminio operates mining, refining, smelting and fabricating facilities at various locations in Brazil. More than 20% of Aluminio's 1993 revenues were derived from primary aluminum, and exports accounted for approximately one-third of its revenues. Aluminio is owned 75% by ABHC; Alcoa's effective ownership in Aluminio is 59%.

Alumina and Chemicals Segment

     Bauxite, aluminum's principal raw material, is refined into alumina through a chemical process and is then smelted into primary aluminum. Approximately half of the Company's alumina production in 1993 was sold to third parties. The Company sells alumina-based chemicals to customers in a broad spectrum of industries for use in refractories, ceramics, abrasives, chemicals processing and other specialty applications.

   Bauxite

     Most of the bauxite mined and alumina produced by the Company, except by AofA, is further processed into aluminum.

     The Company has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea. The current contracts expire in 1995. Alcoa is negotiating new agreements that are expected to be completed in 1994. This bauxite services most of the requirements of Alcoa's Point Comfort, Texas alumina refinery. Suralco mines bauxite in Suriname under rights which expire after the year 2000. Suralco also holds a minority interest in a bauxite mining joint venture managed by the majority owner, Billiton, an affiliate of the Royal Dutch/Shell Group (Shell). Bauxite from both mining operations serves Suralco's share of the refinery in Suriname referred to below.

     AofA's bauxite mineral leases expire in 2003. Renewal options allow AofA to extend the leases until 2045. The natural gas requirements of the refineries are supplied primarily under a contract with the State Energy Commission of Western Australia. The contract expires in 2005 and imposes minimum purchase requirements.

     Bauxite mining rights in Jamaica expire after the year 2020.
These rights are owned by the joint venture with the government of Jamaica referred to in the next section.

   Alumina

     Alumina, a commodity, is sold by Alcoa principally from its operations in Australia, Jamaica and Suriname. Most of the alumina supply contracts are negotiated on the basis of agreed volumes over a multi-year time period to assure a continuous supply of alumina to the smelters which receive the alumina. Most alumina is sold under contracts where prices are negotiated periodically or are based on formulas related to aluminum ingot market prices or to production costs. An imbalance of alumina demand and supply has resulted in declining alumina prices.

     AofA is the world's largest and one of the lowest cost producers of alumina. Its three alumina plants, located in Kwinana, Pinjarra and Wagerup in Western Australia, have in the aggregate an annual rated capacity of approximately 6.1 million metric tons. Most of AofA's alumina is sold under supply contracts to a number of customers worldwide.

     An Alcoa subsidiary owns 55% of the 1.6 million metric ton per year alumina refinery in Paranam, Suriname and operates the plant. Billiton holds the remaining 45%.

     An Alcoa subsidiary and a corporation owned by the government of Jamaica are equal participants in a joint venture, managed by the subsidiary, that owns an alumina refinery in Clarendon Parish, Jamaica. Annual alumina capacity at the Clarendon refinery will be increased from 800,000 to approximately 1,000,000 metric tons in the next several years.

     Aluminio is the operator of the Alumar Consortium (Alumar), a cost-sharing and production-sharing venture which owns a large refining and smelting project near the northern coastal city of Sao Luis, Maranhao, Brazil. The alumina refinery has an annual capacity of 1,000,000 metric tons, and is owned 54% by Aluminio, 36% by a Billiton affiliate of Shell and 10% by an affiliate of Alcan Aluminium Limited (Alcan). A majority of the alumina production is consumed at the smelter.

     The sale of Shell's Billiton affiliates in Brazil and Suriname to Gencor of South Africa is pending.

     Aluminio holds a 13.2% interest in Mineracao Rio Do Norte S.A.
(MRN), a mining company which is jointly owned by affiliates of Alcan, Billiton, Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, Norsk Hydro and Reynolds Metals Company. Aluminio purchases bauxite from MRN under a long-term supply contract.

     At Pocos de Caldas, Minas Gerais, Brazil, Aluminio mines bauxite and operates a refinery which produces alumina, primarily for its Pocos de Caldas smelter.

   Industrial Chemicals

     Alcoa sells industrial chemicals to customers in a broad spectrum of markets for use in refractories, ceramics, abrasive chemicals processing and other specialty applications.

     A variety of industrial chemicals, principally alumina-based chemicals, are produced or processed at plants in Bauxite, Arkansas; Ft. Meade, Florida; Dalton, Georgia; Lake Charles and Vidalia,
Louisiana; Nashville, Tennessee; Point Comfort, Texas; Kwinana,
Australia; Pocos de Caldas, Brazil; Ludwigshafen, Germany; Iwakuni and Naoetsu, Japan; and Moerdijk and Rotterdam, in The Netherlands.
Aluminum fluoride, used in aluminum smelting, is produced from fluorspar or fluosilicic acid at Point Comfort and Ft. Meade.

     An expansion of facilities for drying alumina trihydrate at Point Comfort was completed in 1993. Alumina trihydrate is used extensively in petrochemical processing, water treatment and a variety of other applications.

     The Company and AofA are cooperating to market alumina-based and other chemicals in Asia and other regional chemical markets. The Company purchased a minority equity interest in Australian Fused Materials, Ltd. (AFM) in 1993. AFM manufactures and markets fused alumina as well as other chemicals for Australian, Asian and other regional markets. Fused alumina is used in the manufacture of refractories.

     In 1993 the Company and The Associated Cement Companies Ltd. of Bombay, India formed a joint venture to import, process and market tabular alumina and alumina-based chemicals for the refractory and ceramic industries in India. The venture plans to build a processing plant in Falta, West Bengal which is scheduled for completion in 1994.

Aluminum Processing Segment

     Revenues and shipments for the principal classes of products in the aluminum processing segment are as follows:

                                    (dollars in millions)
                                  1993      1992      1991
                                  ----      ----      ----
  Revenues:
    Aluminum ingot              $1,042    $1,336    $1,742
    Flat-rolled products         2,974     3,189     3,107
    Engineered products          1,528     1,527     1,612
    Other aluminum products        430       465       500
                                ------    ------    ------
  Total                         $5,974    $6,517    $6,961
                                ======    ======    ======

                                (metric tons in thousands)
  Shipments:
    Aluminum ingot                 841     1,023     1,179
    Flat-rolled products         1,271     1,323     1,172
    Engineered products            379       353       353
    Other aluminum products         89        98       132
                                 -----     -----     -----
  Total                          2,580     2,797     2,836
                                 =====     =====     =====

   Aluminum Ingot

     Primary aluminum ingot is a traded commodity and prices are established by market forces of demand and supply, including available levels of inventories. The Company's sales of primary aluminum to third parties are generally made at prices determined by reference to published trading prices adjusted for availability of the product.

     Alcoa has a metal trading operation responsible for hedging programs that are designed to minimize the effects of price volatility on the Company and its customers for primary aluminum in the international commodity markets as well as price exposure to aluminum scrap, including used beverage cans.

     The Company smelts primary aluminum from alumina obtained principally from the alumina refineries discussed earlier. Smelters are located at Warrick, Indiana; Massena, New York; Badin, North Carolina; Alcoa, Tennessee; Rockdale, Texas; Wenatchee, Washington; Point Henry and Portland, Australia; Pocos de Caldas and Sao Luis, Brazil; and Paranam, Suriname. Alcoa's consolidated annual rated primary aluminum capacity at these smelters is approximately 1.9
million metric tons.    When operating at capacity, the Company's
smelters more than satisfy the primary aluminum requirements of the Company's fabricating operations. Purchases of aluminum scrap (principally used beverage cans), supplemented by purchases of ingot when necessary, satisfy any additional aluminum requirements. Most of the Company's primary aluminum production in 1993 was delivered to other Alcoa operations for alloying and/or further fabricating.

     The joint venture smelter at Portland, Victoria, with an annual rated capacity of 320,000 metric tons, is owned 45% by AofA, 25% by the State of Victoria, 10% by the First National Resource Trust, 10% by the China International Trust and Investment Corporation, and 10% by Marubeni Aluminium Australia Pty., Ltd. (Portland Smelter Participants). A subsidiary of AofA operates the smelter. Each participant is required to contribute to the cost of operations and construction in proportion to its interests in the venture and is entitled to its proportionate share of the output. Alumina is supplied by AofA. The Portland site can accommodate additional smelting capacity.

     The Alumar Consortium aluminum smelter at Sao Luis, Brazil has an annual rated capacity of 328,000 metric tons. Aluminio receives about 54% of the primary aluminum production.

     During 1993 and early 1994, Alcoa indefinitely idled approximately 410,000 metric tons of annual rated primary aluminum capacity in the U.S. Smelters located in Indiana, North Carolina, Tennessee, Texas and Washington were affected. AofA separately announced a 25,000 metric tons capacity reduction at its Point Henry smelter. The joint venture smelter at Portland, in which AofA owns a 45% interest, announced a 26,000 metric tons production reduction. Suralco reduced annual primary aluminum production by 3,000 metric tons. See "Competition" above.

     The Company utilizes electric power, natural gas and other forms of energy in its refining, smelting and processing operations.
Aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts over time for approximately 30% of the Company's primary aluminum costs. The Company generates approximately 40% of the power used at its smelters worldwide. Most firm power purchase contracts tie prices to aluminum prices or to prices based on various indices.

     Over 40% of the power for the Point Henry smelter is generated by AofA using its extensive brown coal deposits. The balance of the power, and power for the Portland, Victoria smelter, is available under contracts with the State Electricity Commission of Victoria. Power prices are tied by formula to aluminum prices. The State Government of Victoria has announced its desire to renegotiate the power contract for the Portland smelter. AofA and the Portland Smelter Participants have informed the State that they are willing to discuss ways to improve the operational aspects of the power contract.

     Electric power for Alumar's Sao Luis smelter is purchased from the government-controlled power grid in Brazil at a small discount from the applicable industrial tariff price and is protected by a cap based on the London Metal Exchange price of aluminum. Aluminio's Pocos de Caldas smelter purchases firm and interruptible power from the government-controlled electric utility. Aluminio has prepaid all of the Pocos de Caldas facility's electricity requirements through January 1, 1996.

     Over 50% of the power requirements for Alcoa's U.S. smelters is generated by the Company and the remainder is purchased from others under long-term contracts. More than 10% of the self-generated power results from the Company's entitlement to a fixed percentage of the output from a hydroelectric power facility located in the northwestern United States.

     The Company generates substantially all of the power used at its Warrick smelter using coal reserves near the smelter that should satisfy requirements through the late 1990s. Lignite is used to generate power for the Rockdale, Texas smelter. Company-owned generating units supply about half of the total requirements and the balance is purchased from a dedicated power plant under a contract which expires not earlier than 2011. See "Environmental" below.

     In connection with the electric power generated for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina, two subsidiaries of the Company own and operate hydroelectric facilities subject to Federal Energy Regulatory Commission licenses effective until 2005 and 2008, respectively. For the Tennessee plant, the Company also purchases firm and interruptible power from the Tennessee Valley Authority under a contract which expires in 2000. For the Badin plant, the Company purchases additional power under an evergreen contract providing for specified periods of notice before termination by either party.

     The purchased power contract for the Massena smelter expires not earlier than 2003 but may be terminated by the Company with one year's notice.

     Alcoa has two principal power contracts for its Wenatchee smelter. The contract from the power output entitlement referred to above expires in 2011. The contract with Bonneville Power Administration
(BPA) expires in 2001 and includes 25% interruptible power. Power restrictions may occur when precipitation is below normal. A BPA power restriction resulted in the indefinite closure of one potline at Wenatchee in early 1993. Alcoa chose not to restart the potline after the restriction was lifted due to low ingot prices. Beginning in 1995, a portion of the power supplied under the entitlement contract will be replaced by power purchased from the local public utility district. Additional power also may be purchased from the district.

     Although not included in the revenues by market or revenues and shipments tables above or in the rated primary aluminum capacity figure above, the Company reports equity earnings from its interest in two primary aluminum smelters in Norway. Elkem Aluminium ANS, 50% owned by Norsk Alcoa A/S, a subsidiary, is a partnership that owns and operates the smelters.

   Flat-Rolled Products

   The Company's flat-rolled products serve three principal markets: light gauge sheet products serve principally the packaging market, and sheet and plate products serve principally the transportation and building and construction markets.

     Alcoa employs its own sales force for most products sold in the packaging market. Most of the packaging revenues in 1993 were derived from rigid container sheet (RCS) sold to can companies to make beverage and food cans, and can ends. The number of RCS customers in the U.S. is relatively small, in part because the number of can companies has been shrinking. Use of aluminum beverage cans continues to increase, particularly in Asia, Europe and South America where per capita consumption remains relatively low. Aluminum foil and non-RCS packaging sheet are sold principally in the packaging markets.

     Aluminum's diverse characteristics, particularly its light weight and recyclability, are significant factors in packaging markets where alternatives such as steel, plastic and glass are competitive materials. Leadership in the packaging markets is maintained by improving processes and facilities, as well as by providing research and technical support to customers.

     Light gauge aluminum sheet and foil products are manufactured at several locations. RCS is produced at Warrick, Indiana; Alcoa, Tennessee; Point Henry, Australia; Moka, Japan (a joint venture facility); and Swansea, Wales. Light gauge sheet and foil are produced at Lebanon, Pennsylvania and foil also is produced at Davenport, Iowa. Light gauge sheet and foil products are manufactured by Aluminio at Recife, Brazil. Can recycling or remelt facilities are located at or near the Indiana, Tennessee and Wales plants.

     In 1993 the Company recycled approximately 268,000 metric tons of used aluminum beverage cans, which are an important source of metal for RCS. The cost of used beverage cans declined in 1992 and 1993 as primary aluminum prices dropped. Recycling aluminum conserves raw materials, reduces litter and saves energy - about 95% of the energy needed to produce aluminum from bauxite. Also, recycling capacity costs much less than new primary aluminum capacity.

     The Company has a joint venture with Kobe Steel, Ltd. (Kobe) in Japan. The venture, KSL Alcoa Aluminum Company, Ltd. (KAAL), completed construction of a cold rolling mill at Moka, Japan and began commercial operations in 1993. It manufactures and sells RCS in Japan and other Asian countries. AIHC holds a 50% interest in KAAL. Alcoa supplies aluminum to the joint venture.

     Sheet and plate products principally serve aerospace, automotive, lithographic, railroad, ship building, building and construction, defense and other industrial and consumer markets. The Company maintains its own sales forces for most of these products. Differentiation of material properties, price and service are significant competitive factors. Aluminum's diverse characteristics are important in these markets, where competitive materials include steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; and wood and vinyl in building and construction applications.

     The Company's largest sheet and plate plant is located at Davenport, Iowa. It produces products requiring special alloying, heat treating and other processing, some of which are unique or proprietary. A distribution center was opened in Paal, Belgium during late 1993 to serve European sheet and plate markets.

     Alcoa continues to develop alloys and products for aerospace applications, such as new aluminum alloys for application in the Boeing 777 aircraft. A research and development effort also has resulted in the commercial development of a series of aluminum and aluminum-lithium alloys which offer significant weight savings over traditional materials for aerospace and defense applications.

     The Company participates in a joint venture with an affiliate of Akzo N.V., a chemical company based in The Netherlands, to perform research and development and to produce fiber-metal laminates made of aluminum and resins reinforced with advanced fibers for the aircraft industry.

     The Company and Kobe also have established two additional joint venture companies, one in the United States and one in Japan, to serve the transportation industry. The initial emphasis of the new companies is on expanding the use of aluminum sheet products in passenger cars and light trucks.

     In late 1992 AIHC acquired a 50.1% interest in Kofem Kft., a subsidiary of the government-owned Hungarian Aluminium Industrial Corporation (Hungalu). The new venture, Alcoa-Kofem Kft. (A-K), produces common alloy flat and coiled sheet, soft alloy extrusions and end products for the building, construction, food and agricultural markets in central and western Europe. A-K will invest up to $146 million, including part of AIHC's initial investment, over the next five years for product quality and environmental and safety upgrades at the A-K facility. Alcoa is providing technological and operational expertise to A-K.

   Engineered Products

     Engineered products principally include extrusion and tube, wire, rod and bar, forgings, aluminum building products, aluminum memory disk blanks and other products which are sold in a wide range of markets, but principally in the transportation market.

     Aluminum extrusions and tube are produced principally at six U.S. locations. The Chandler, Arizona plant produces hard alloy extrusions and tube; the Vernon, California plant produces hard alloy extrusions and tube; the Lafayette, Indiana plant produces a broad range of common and hard alloy extrusions and tube; the Baltimore, Maryland plant produces large press extrusions; and plants at Tifton, Georgia and Delhi, Louisiana produce common alloy extrusions.

     In late 1993 Alcoa and VAW Aluminium AG (VAW) formed a joint venture to produce and market high strength aluminum extrusions, tube and rod to principally serve European transportation and defense markets. An Alcoa subsidiary owns 60% and VAW owns 40% of the venture which is called Alcoa VAW Hannover Presswerk GmbH & Co. KG and is located in Hannover, Germany.

     Alcoa's Delhi facility will supply Toyota Motor Company (Toyota) with extruded aluminum front and rear bumpers for the 1995 Toyota
Avalon to be assembled at Georgetown, Kentucky. The bumpers were jointly designed by Alcoa and Toyota.

     A 50-50 limited partnership formed with Kobe in 1991 to manufacture and market aluminum tube for photoreceptors for North
American markets will cease manufacturing operations in early 1994 and is expected to be dissolved later in the year.

     Alcoa Construction Products produces and markets residential aluminum siding and other aluminum building products. These products are sold principally to distributors and jobbers.

     Aluminum forgings are produced at Cleveland, Ohio; Vernon, California; and Bologne, France. Forgings are sold principally in the aerospace, defense and transportation markets. Forged aluminum wheels for truck, bus and automotive markets are produced at Cleveland, Ohio.

     Mechanical-grade redraw rod, wire and cold-finished rod and bar are produced at Massena and are sold to distributors and customers for a variety of applications in the building and transportation markets.

     Aluminum extruded products are manufactured by a subsidiary of Aluminio in Argentina and at several Aluminio locations in Brazil.

   Other Aluminum Products

     Alcoa Automotive Structures GmbH was formed in 1991 to produce aluminum components and sub-assemblies for aluminum automotive spaceframes. Aluminum spaceframes represent a significant departure from the traditional method and material used to manufacture primary auto body structures. In 1993 Alcoa completed construction and began operating a unique multi-million dollar plant in Soest, Germany to supply aluminum spaceframe products to its first customer, Audi AG. In 1994 Audi will market its new A8 luxury sedan, the first automobile to utilize a complete aluminum spaceframe body structure. The A8 is a result of a 10 year development effort between Alcoa and Audi and is constructed with spaceframes, components and sub-assemblies produced by Alcoa. Alcoa continues to cooperate with several automobile manufacturers in Europe, North America and Japan to develop new aluminum products for automotive market applications.

     Alcoa produces aluminum closures for bottles at Richmond, Indiana; Worms, Germany; Tokyo, Japan; and near Barcelona, Spain.

     The Company sells aluminum scrap and produces and markets aluminum paste, particles, flakes and atomized powder.

     Subsidiaries of Alcoa Nederland Holding B.V. (ANH) produce extrusions, common alloy sheet products and certain finished products such as automated greenhouse systems, as well as fabricated products such as aluminum windows and aluminum ceiling systems. In early 1993 ANH acquired a 100% interest in Compri-Aluminium B.V. (Compri). Compri manufactures, sells and installs aluminum and steel building products in Belgium and The Netherlands.

     Alutodo, S.A. de C.V., a subsidiary, buys and sells aluminum and aluminum products through distribution centers at several locations in Mexico.

Non-Aluminum Products Segment

     Alcoa produces plastic closures for bottles at Crawfordsville, Indiana; Olive Branch, Mississippi; Buenos Aires, Argentina; Sao Paulo, Brazil; Santiago, Chile; Bogota, Colombia; Tellig, Germany; Tokyo, Japan; Saltillo, Mexico; and near Barcelona, Spain. Alcoa participates in a joint venture with Al Zayani Investments W.L.L. of Bahrain, known as Gulf Closures W.L.L., to manufacture plastic beverage container closures for markets in the Middle East. Production at Manama, Bahrain began in 1993. Alcoa's worldwide closure businesses are coordinated from Indianapolis, Indiana. The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and is gaining momentum in other countries.

     The Company manufactures packaging equipment and machinery, principally for producing and decorating metal cans and can ends. In addition, the Company manufactures a line of equipment for applying plastic or aluminum closures to beverage containers. Alcoa also owns a minority interest in a company which sells food packaging machinery that fills and seals metal and multi-layered polymer and paper containers.

     Alcoa Fujikura Ltd. (AFL), owned 51% by Alcoa and 49% by Fujikura Ltd. of Japan, produces and markets automotive electrical distribution systems, as well as fiber optic products and systems for selected electric utilities and telecommunications markets. AFL continues to be a Q-1 supplier to Ford Motor Company and is now supplying electrical distribution systems to Subaru (in the U.S.), Auto Alliance, Inc. (Mazda-Ford joint venture) and PACCAR Inc. In 1993 AFL acquired the remaining interest in the Stribel group of companies, which are European manufacturers of electromechanical and electronic components for the European automotive market.

     Alcoa Construction Product's principal product for building and construction markets is vinyl siding. Other non-aluminum building products include vinyl windows, window lineal systems, shutters and building accessories and wood windows and patio doors.

     Norcold and Stolle Products Division manufactures recreational vehicle refrigerators, and auto parts and appliance control panels.

     A subsidiary, Alcoa Electronic Packaging, Inc. (AEP), produces ceramic packages used to hold integrated circuits for electronic equipment. During 1993 AEP increased shipments of several parts to a key customer. AEP currently is working with several potential customers to broaden its market base in 1994. Production capacity is being increased to respond to these opportunities.

     Alcoa Composites, Inc., a subsidiary, principally designs and manufactures composite parts and structures for aerospace and transportation applications.

     Facilities to recover gold from AofA's mining leases in Western Australia were constructed, and mined gold was first poured, in 1988. Production has been declining since 1990, and the gold deposit is expected to be depleted by 1997.

     Magnesium is produced by the Company in Addy, Washington, from minerals in the area owned by the Company. Alcoa uses magnesium for certain aluminum alloys. Recycling is also a source of aluminum-magnesium alloys. Due to world magnesium market conditions the Company reduced magnesium production during 1993. Third party sales of magnesium are continuing.

     Titanium and steel forgings are produced at Cleveland, Ohio and Bologne, France and are sold principally in aerospace markets.

     Aluminio owns and operates a chain of retail construction materials outlets in Brazil.

     Alcoa's wholly owned subsidiaries own and develop luxury residential/resort communities in South Carolina and Florida; the remaining properties are being actively marketed.

Research and Development

     The Company, a technological leader in the aluminum industry, engages in research and development (R&D) programs which include basic and applied research and process and product development. The research activities are principally conducted at Alcoa Technical Center (ATC), near Pittsburgh, Pennsylvania. Several subsidiaries and divisions conduct their own R&D programs as do many plants. Expenditures for such activities were $130 million in 1993, $212 million in 1992 and $252 million in 1991. Most of the 1993 decrease was related to Alcoa Electronic Packaging which moved to production status in 1993, and to program reductions at ATC. Substantially all R&D activities are funded by the Company and its various units. The Company's strategy has been to focus its R&D expenditures on specific programs related to existing businesses, and this will lead to lower R&D expenditures in 1994.

Environmental

     Alcoa's Environmental Policy confirms its commitment to operate worldwide in a manner which protects the environment and the health of employees and of the citizens of the communities where the Company has an impact.

     The Company engages in a continuing effort to develop and implement modern technology and policies to meet environmental objectives. Approximately $76 million was spent during 1993 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $56 million in 1994. The costs of operating these facilities are not included in these figures. Remediation expenses being incurred by the Company at many of its facilities and at certain sites involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and other sites are increasing. See Environmental Matters on page 17 in the Annual Report to Shareholders, and Item 3 - "Legal Proceedings" below.

     Alcoa's operations, like those of others in manufacturing industries, have in recent years become subject to increasingly stringent legislation and regulations to protect human health and the environment. This trend is expected to continue. Compliance with new laws, regulations or policies could require substantial expenditures by the Company in addition to those referenced above.

     Environmental requirements also may affect the marketing of certain products manufactured by the Company. For example, legislation imposing deposits on beverage containers including aluminum cans has been passed in a number of states and is being considered elsewhere. Federal and state regulations, such as U.S. Food and Drug Administration regulations and California Proposition 65 affect the manufacture of materials to be used in food and beverage containers. The Coalition of Northeastern Governors (CONEG) model law (as enacted by several states) governing the use or presence of certain materials may impact the manufacture of certain packages or packaging components for foods and beverages. A proposed directive similar to the CONEG legislation is under consideration by the Commission of the European Union.

     Environmental laws and regulations are important both to the Company and to the communities where it operates. The Company supports the use of sound scientific research and realistic risk criteria to analyze environmental and human health effects and to develop effective laws and regulations in all countries where it operates. Alcoa recognizes that recycling and waste reduction offer real solutions to the solid waste problem and it continues vigorously to pursue efforts in these areas.

Employees

     During 1993 the Company employed an average of approximately 63,400 people worldwide. New three-year labor agreements covering the majority of the Company's U.S. production workers were ratified in mid-1993. Major provisions included: an increase in base wages effective in 1993 and an additional base wage increase in 1995; a managed health care program; a pay for performance plan that aligns the variable pay component with the location's goals and overall corporate financial performance; and changes in the factor used to calculate pension benefits. Also, agreement was reached on principles to guide joint labor-management development of a location-specific, business-based outsourcing process.

     Wages for employees in Australia are covered by agreements which are negotiated under guidelines established by a national industrial relations authority.

     Wages for both hourly and salaried employees in Brazil are negotiated annually in compliance with government guidelines. Each Aluminio location, however, has established a separate compensation package for its employees which includes real wage increases and certain employee welfare plans.

Item 2. Properties.

     See "Item 1 - Business." Alcoa believes that its facilities, substantially all of which are owned, are suitable and adequate for its operations.

Item 3. Legal Proceedings.

     In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. It is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. Management believes, however, that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company

   Environmental Matters

     Alcoa is involved in proceedings under the Superfund or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The Company has committed to participate, or is engaged in negotiations with Federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites.

     In response to a unilateral order issued under Section 106 of CERCLA by the U.S. Environmental Protection Agency (EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls (PCBs) into the Grasse River near its Massena, New York facility, Alcoa proposed during 1993 to EPA that it engage in certain remedial activities in the Grasse River for the removal and appropriate disposal of certain river sediments. EPA has accepted the proposal in principle; however, it is deciding certain critical details, such as how removed sediments will be managed.

     Representatives of various Federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa may be liable for loss or damage to such resources under Federal and state law based on Alcoa's operations at its Massena, New York facility. While formal proceedings have not been instituted, the Company is actively investigating these claims.

     In June 1993 EPA published notice of its intent to include portions of Lavaca Bay and Alcoa's Point Comfort Operations on the Superfund National Priorities List (NPL). Alcoa provided comments to that proposal in August 1993 as part of the administrative record. In December 1993, Alcoa and EPA Region VI agreed to commence negotiations for an administrative consent order under which Alcoa would implement a comprehensive remedial investigation and feasibility study for the proposed NPL site. These negotiations, which include Alcoa, EPA, the State of Texas and certain Federal and state natural resources trustees, are now ongoing. These Federal and state natural resources trustees have served Alcoa with notice of their intent to file suit to recover damages for alleged loss, injury or destruction of natural resources in Lavaca Bay, adjacent to the Point Comfort Operations, and to recover the costs for performing the assessment of such alleged damages. Alcoa and representatives of the trustees have entered into a series of agreements that provide for implementation of various studies of Lavaca Bay and its resources. These same parties have entered into several tolling agreements that suspend any applicable statute of limitations period.

     The Stolle Corporation (Stolle), a subsidiary, disclosed to the Ohio Environmental Protection Agency that it had previously managed hazardous waste at its Sidney, Ohio diversified products plant in a manner which may not meet regulatory requirements then applicable. In December 1993, the Ohio Attorney General contacted Stolle to discuss potential resolution of alleged violations. Discussions are expected to begin in late March or early April 1994.

     In September 1993 EPA Region V issued an administrative complaint to Alcoa's Cleveland, Ohio Works alleging improper use and disposal of PCBs and failure to obtain an EPA identification number for PCB disposal activities. The complaint cites the applicable maximum statutory penalties for these alleged violations and assesses a fine of $197,000. Settlement negotiations are ongoing.

   Other Matters

     Alcoa was named as one of several defendants in a number of lawsuits filed as a result of the Sioux City, Iowa DC-10 plane crash in 1989. The plaintiffs claim that Alcoa fabricated the titanium fan disk involved in the alleged engine failure of the plane from a titanium forging supplied by a third party. Twenty-two of the 117 cases are still pending; the other 95 have been settled without participation by Alcoa. While Alcoa is covered by the releases given by the plaintiffs in the settled cases, Alcoa remains subject to claims for contribution from the defendants who have actually paid the settlements. In some of the cases, punitive damages of $5 million are sought from each defendant.

     Alcoa and a subsidiary were notified in September 1991 by the Department of Justice (DOJ) of its investigation regarding criminal violations of antitrust laws in the small press, hard alloy extrusion industry. On March 5, 1993, Alcoa and the subsidiary received an antitrust grand jury Investigation subpoena requiring production of documents relating to pricing of small press, hard alloy extrusions. Alcoa and its subsidiary have provided the documentation requested. Employees of Alcoa and the subsidiary have been called to testify before the grand jury.

     In February 1992 Alcoa received a Civil Investigative Demand (CID) from the DOJ to determine whether there might be a violation of the Sherman Act or the Clayton Act as a result of Alcoa's acquisition from Halethorpe Extrusions, Inc. of assets relating to the production of extruded aluminum products. The DOJ also advised Alcoa that it intended to issue a CID to Pimalco, Inc., a wholly owned subsidiary, in connection with the same acquisition. The investigation was concluded in early 1993, and no charges were brought against the Company.

     Aura Systems, Inc. has filed suit against Alcoa and Alcoa Packaging Machinery, Inc. and various other defendants alleging violations of the federal antitrust laws. The suit, which seeks an unspecified amount of damages, was transferred to the U.S. District Court for the District of Colorado in the third quarter. The suit was dismissed in December 1993.
     In October 1992 Alcoa Composites, Inc. was served with a subpoena requiring the production of certain documentary material to the U.S. government in connection with an investigation to determine whether criminal violations of federal defense procurement laws or regulations occurred with respect to the subsidiary's subcontract to manufacture helicopter blades for the U.S. Army. The subsidiary is responding to the subpoena. The Company does not have sufficient information at this time to ascertain whether any violations may have taken place or whether any grounds exist for naming the subsidiary in any proceeding which may be initiated as a result of the investigation. The Company continues to provide information to the U.S. government.

     In December 1992 Alcoa initiated a lawsuit against nearly one-hundred different insurance carriers that provided Alcoa with insurance coverage for various periods between the years 1956 and 1985. The suit asks the court to declare that these insurance companies are required, under the terms of the policies issued, to reimburse monies spent by Alcoa in the past or future for environmental liabilities that have arisen in recent years.

     On December 21, 1992, Alcoa was named as a defendant in KML Leasing v. Rockwell Standard Corporation filed in the U.S. District Court for the District of Oklahoma on behalf of 7,317 Aero Commander, Rockwell Commander and Gulfstream Commander aircraft owners. The complaint alleges defects in certain wingspars manufactured by Alcoa. Alcoa's aircraft builders products liability insurance carrier has assumed defense of the matter. In May 1993, Alcoa received a reservation of rights letter from its insurance carrier which purports to reserve its rights with respect to a majority of the types of damages claimed. Alcoa is challenging the reservation.

     In December 1993 Alcoa was served with a subpoena from the Antitrust Division of the DOJ to produce documents to a Federal grand jury sitting in Philadelphia. The grand jury is investigating pricing practices in the used beverage container and aluminum scrap markets. The Company is cooperating with the DOJ.

     Alcoa and Alcoa Specialty Chemicals, Inc., a subsidiary, are defendants in a case filed by Aluminum Chemicals, Inc., et al. in the District Court of Harris County, Texas. In an Eighth Amended Petition filed in December 1993, the plaintiffs allege claims for breach of fiduciary duty, fraud, interference with contractual and business relations, breach of contract, conversion, misappropriation of trade secrets, deceptive trade practices and civil conspiracy in connection with a former partnership, Alcoa-Coastal Chemicals. The plaintiffs are seeking lost profits and other compensatory damages in excess of $100 million, and punitive damages. The court already has granted several motions, including motions for partial summary judgment in favor of defendants. Additional motions are pending or contemplated. Alcoa and its subsidiary intend to file a counterclaim seeking damages. The case is currently scheduled for trial in July 1994.

     In late 1993, Alcoa Fujikura, Ltd. (AFL), a subsidiary, was notified by the U.S. Customs Service (USCS) that it is the subject of an investigation regarding the proper marking of country of origin on wire harnesses produced in Mexico from 1986 to 1989. The USCS investigation focuses on AFL's administration of an approved waiver process pertaining to parts for production as well as importation of wire harnesses for sale as repair parts through 1993. AFL is cooperating with USCS.

     In December 1993, the European Union Competition Office and German Cartel Office began an investigation of the competitive practices of Alcoa Chemie, GmbH., a subsidiary, in the tabular alumina business in Germany. The subsidiary is cooperating with the investigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1993.

Item 4A. Executive Officers of the Registrant.

     The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of March 1, 1994 are listed below.

     Paul H. O'Neill, 58, Chairman of the Board and Chief Executive Officer. Mr. O'Neill became a director of Alcoa in 1986 and was elected Chairman of the Board and Chief Executive Officer effective in June 1987. Before joining Alcoa, Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper Company.

     Alain J. P. Belda, 50, Executive Vice President (effective March 15, 1994). Mr. Belda was President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. He was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Latin America (other than Suriname). In August 1991 he was named President - Latin America for the Company. In his new assignment Mr. Belda will work with 10 Alcoa business unit presidents.

     George E. Bergeron, 52, Vice President and President - Rigid Packaging Division. Mr. Bergeron was named President - Alcoa Closure Systems International in 1982 and was elected Vice President and General Manager - Rigid Packaging Division in July 1990. He assumed his current responsibilities in August 1991.

     Peter R. Bridenbaugh, 53, Executive Vice President - Science, Technology, Engineering, Environment, Safety and Health. Dr.
Bridenbaugh became Director, Alcoa Laboratories in 1983. He was elected Vice President Research and Development in 1984. He assumed his current responsibilities in 1991.

     John L. Diederich, 57, Executive Vice President - Chairman's Counsel. Mr. Diederich was elected Managing Director of Alcoa of Australia Limited and Vice President of Alcoa in 1982. He was named Vice President - Metals and Chemicals in July 1986 and was elected a Group Vice President in October 1986. He assumed his current responsibilities in 1991.

     Richard L. Fischer, 57, Executive Vice President - Chairman's Counsel. Mr. Fischer was elected Vice President and General Counsel in 1983 and became a Senior Vice President in 1984. From 1985 through 1989 he also had responsibility for Government and Public Affairs. He was given additional responsibilities in 1986 for Corporate Development and in 1989 for the Company's expansion activities in Europe and Asia. He assumed his current responsibilities in 1991.

     Ronald R. Hoffman, 59, Executive Vice President - Human Resources, Quality, and Communications. Mr. Hoffman, an officer since 1975, was named Vice President - Flat Rolled Products in 1979. He was elected a Group Vice President in 1984 and was given responsibility for the Company's Packaging Systems group in 1986. He assumed his current responsibilities in 1991.

     R. Lee Holz, 58, Vice President and General Counsel. Mr. Holz, an attorney with the Company since 1960, was named Assistant General
Counsel in 1974 and Senior Assistant General Counsel in 1983. He was elected to his current position in 1991.

     Jan H. M. Hommen, 50, Executive Vice President and Chief Financial Officer. Mr. Hommen was Financial Director of Alcoa Nederland until 1979 when he was elected Assistant Treasurer - Corporate Finance of Alcoa. He was elected Treasurer in August 1986 and Vice President and Treasurer in December 1986. He was elected to his current position in 1991.
     Robert F. Slagle, 53, Vice President and Managing Director - Alcoa of Australia Limited. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, was named Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle was named Vice President - Raw Materials, Alumina and Industrial Chemicals in 1989 and Managing Director - Alcoa of Australia Limited in 1991.

     G. Keith Turnbull, 58, Executive Vice President - Strategic
Analysis/Planning and Information.  Dr. Turnbull was appointed
Assistant Director of Alcoa Laboratories in 1980.  He was named
Director - Technology Planning in 1982 and Vice President - Technology Planning in 1986. In 1991 he was elected to his current position.

                                PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on page 34 of the 1993 Annual Report to Shareholders (the Annual Report) and are incorporated herein by reference.

     At February 7, 1994 (the record date for the Company's 1994 annual shareholders meeting) there were approximately 55,000 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

     The comparative columnar table showing selected financial data for the Company is set forth on page 15 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's review and comments on the consolidated financial statements are set forth on pages 14 through 17 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 18 through 27 of the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding Directors is contained under the caption "Board of Directors" on pages 4 through 6 of the Registrant's definitive Proxy Statement dated March 4, 1994 (the Proxy Statement) and is incorporated herein by reference.

     The information regarding executive officers is set forth in Part I, Item 4A under "Executive Officers of the Registrant."

     The information with respect to this item required by Item 405 of Regulation S-K is incorporated by reference from the Company's 1994 Proxy Statement.

Item 11.  Executive Compensation.

     This information is contained under the caption "Compensation of executive officers" on pages 8 through 12 of the Proxy Statement. The performance graph and Compensation Committee Report shall not be deemed to be "filed".

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     This information is contained under the caption "Security ownership" on page 8 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     This information is contained under the caption "Certain relationships and related transactions" on page 7 of the Proxy
Statement and is incorporated herein by reference.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

    (a) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 18 through 27 of the Annual Report and are incorporated herein by reference.

     With the exception of the aforementioned information and the information incorporated by reference in Part II hereof, the Annual Report is not to be deemed filed as part of this report.

     The following report and additional financial data should be read in conjunction with the Company's consolidated financial statements in the Annual Report:

     Independent Accountant's Report of Coopers & Lybrand dated January 11, 1994, except for Note U for which the date is February 7, 1994, on the Company's consolidated financial statement schedules filed as a part hereof for the fiscal years ended December 31, 1993, 1992 and 1991 and related consent dated March 9, 1994.

     Schedules V, VI, VIII, IX and X for the fiscal years ended
     December 31, 1993, 1992 and 1991 and Schedule VII as of December
     31, 1993:

Schedule No.      Schedule Title

     V       Properties, Plants and Equipment
    VI       Accumulated Depreciation, Depletion and Amortization
             of Properties, Plants and Equipment
   VII       Guarantees of Securities of Other Issuers
  VIII       Valuation and Qualifying Accounts
    IX       Short-Term Borrowings
     X       Supplementary Income Statement Information

     Schedules other than those referred to above are omitted because they are not required or the information is included in the notes to financial statements.

   (b) Reports filed on Form 8-K. None was filed in the fourth quarter of 1993.

   (c)    Exhibits.

Exhibit
Number                      Description*

 3(i). Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

3(ii). By-Laws of the Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10(a). Amended Long Term Stock Incentive Plan, effective January 1, 1992, incorporated by reference to exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1991.

10(b). Employees' Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1980.

10(c). Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1992.

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated effective January 1, 1989, incorporated by reference to exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(f). Employment Agreement of Paul H. O'Neill, as amended through February 25, 1993, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(g).    Deferred Fee Plan for Directors, as amended effective
          November 1, 1992, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(h). Stock Plan for Non-Employee Directors, as amended effective July 17, 1992, incorporated by reference to exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(j). Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1992.

10(k). Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(l). Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form
          10-K for the year ended December 31, 1987.

11.       Computation of Earnings per Common Share.

12.       Computation of Ratio of Earnings to Fixed Charges.

13.       Portions of Alcoa's 1993 Annual Report to Shareholders.

21.       Subsidiaries and Equity Entities of the Registrant.

23.       Consent of Independent Certified Public Accountants.

24.       Power of Attorney for certain directors.

          *Exhibit Nos. 10(a) through 10(d) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

     Amendments and modifications to other Exhibits previously filed have been omitted when in the opinion of the Registrant such Exhibits as amended or modified are no longer material or, in certain instances, are no longer required to be filed as Exhibits.

     No other instruments defining the rights of holders of long-term debt of the Registrant or its subsidiaries have been filed as exhibits because no such instruments met the threshold materiality requirements under Regulation S-K. The Registrant agrees, however, to furnish a copy of any such instruments to the Commission upon request.

   (d)    Financial Statement Schedules.

To the Shareholders and Board of Directors
Aluminum Company of America

     Our report on the consolidated financial statements of Aluminum Company of America has been incorporated by reference in this Form 10-K from page 18 of the 1993 Annual Report to Shareholders of Aluminum Company of America. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                              /s/Coopers & Lybrand
                              COOPERS & LYBRAND


600 Grant Street
Pittsburgh, Pennsylvania
January 11, 1994, except for Note U
for which the date is February 7, 1994

             SCHEDULE V - PROPERTIES, PLANTS AND EQUIPMENT
                    FOR THE YEAR ENDED DECEMBER 31
                             (In millions)

  Col. A                      Col. B      Col. C         Col. D          Col. E         Col. F
  ------                      ------      ------         ------          ------         ------
                            Balance at                                   Other          Balance
                            beginning     Additions                      changes        at end
Classification              of period     at cost        Retirements     add(deduct)    of period
- --------------              ----------    ---------      -----------     -----------    ---------
Year 1993:
 Land and land rights,
  including mines             $   228.8   $  2.2         $  5.2          $  2.1 (C)    $   229.0
                                                                            1.1 (D)
 Structures                     3,476.5    119.2           25.5            50.7 (C)      3,603.4
                                                                          (17.5)(D)
 Machinery and equipment        8,990.9    526.9          217.0            78.5 (C)      9,317.7
                                                                          (61.6)(D)
 Construction work in
 progress                         391.2     98.3 (B)         .7              1.3 (C)       450.6
                                                                           (39.5)(D)
                              ---------   ------         ------          -------       ---------
                              $13,087.4   $746.6         $248.4          $  15.1       $13,600.7
                              =========   ======         ======          =======       =========

Year 1992:
 Land and land rights,
  including mines             $   226.2   $  4.5         $   .3          $  (1.6)(D)   $   228.8
 Structures                     3,448.4    128.7           14.5            (18.7)(C)     3,476.5
                                                                           (67.4)(D)
 Machinery and equipment        8,689.0    719.4          248.5            (22.9)(C)     8,990.9
                                                                          (146.1)(D)
 Construction work in
  progress                        541.4    (72.1)(B)        1.2              (.8)(C)       391.2
                                                                           (75.9)(D)
                                                                             (.2)(E)
                              ---------   ------         ------          -------       ---------
                              $12,905.0   $780.5         $264.5          $(333.6)      $13,087.4
                              =========   ======         ======          =======       =========

Year 1991:
 Land and land rights,
  including mines             $   235.6   $  3.2         $  1.1          $  (1.0)(C)   $   226.2
                                                                           (10.5)(D)
 Structures                     3,537.9    110.6           12.2             (8.4)(C)     3,448.4
                                                                          (179.5)(D)
 Machinery and equipment        8,676.8    568.4          215.6            (24.4)(C)     8,689.0
                                                                          (316.8)(D)
                                                                              .6 (E)
 Construction work in
  progress                        469.1    159.0(B)        17.2               .4 (C)       541.4
                                                                           (68.0)(D)
                                                                            (1.9)(E)
                              ---------   ------         ------          -------       ---------
                              $12,919.4   $841.2         $246.1          $(609.5)      $12,905.0
                              =========   ======         ======          =======       =========

NOTES:    (A)  Depreciation is recorded principally on the straight-
               line method at rates ranging from 1% to 33%
          (B)  Net increase (decrease) during the period
          (C)  Sales or acquisition of subsidiaries
          (D)  Transfers and foreign currency translation adjustments
          (E)  Adjustments to net realizable value

         SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
           AMORTIZATION OF PROPERTIES, PLANTS AND EQUIPMENT
                    FOR THE YEAR ENDED DECEMBER 31
                             (In millions)

  Col. A                   Col. B      Col. C       Col. D      Col. E       Col. F
  ------                   ------      ------       ------      ------       ------
                                      Additions
                         Balance at   charged to                Other        Balance
                         beginning    costs and                changes       at end
Classification           of period    expenses    Retirements  add(deduct)   of period
- --------------           ----------   ----------  -----------  -----------   ---------

Year 1993:
 Land and land rights,
  including mines        $   31.4     $  2.2      $  -         $    -        $   33.6

 Structures               1,775.4      121.6        22.0           2.9 (A)    1,866.0
                                                                  (6.0)(B)
                                                                  (5.9)(C)
 Machinery and equipment  4,864.8      546.1       205.2          13.9 (A)    5,194.3
                                                                   3.2 (B)
                                                                 (28.5)(C)
                         --------     ------      ------       -------       --------
                         $6,671.6     $669.9(D)   $227.2       $ (20.4)      $7,093.9
                         ========     ======      ======       =======       ========

Year 1992:
 Land and land rights,
  including mines        $   29.3     $  2.2      $  -         $    .5 (B)   $   31.4
                                                                   (.6)(C)
 Structures               1,688.6      121.7        13.8          (4.8)(A)    1,775.4
                                                                  17.9 (B)
                                                                 (34.2)(C)
 Machinery and equipment  4,601.0      556.3       235.0          (6.0)(A)    4,864.8
                                                                  27.0 (B)
                                                                 (78.5)(C)
                         --------     ------      ------       -------       --------
                         $6,318.9     $680.2 (D)  $248.8       $ (78.7)      $6,671.6
                         ========     ======      ======       ========      ========

Year 1991:
 Land and land rights,
  including mines        $   28.9     $  2.4      $   .1       $  (1.9)(C)   $   29.3
 Structures               1,676.8      124.7         9.9          (3.6)(A)    1,688.6
                                                                 (92.6)(C)
                                                                  (6.8)(B)
 Machinery and equipment  4,466.7      570.0       202.4          (7.4)(A)    4,601.0
                                                                (224.3)(C)
                                                                  (1.6)(B)
                         --------     ------      ------       -------       --------
                         $6,172.4     $697.1 (D)  $212.4       $(338.2)      $6,318.9
                         ========     ======      ======       =======       ========

NOTES:    (A)  Sale or acquisition of subsidiaries
          (B)  Adjustment to net realizable value
          (C)  Transfers and foreign currency translation adjustments
          (D) A reconciliation to depreciation expense in the Income Statement follows

                                            1993      1992      1991

     Schedule VI depreciation expense       $669.9    $680.2    $697.1
     Amortization of intangibles              35.0      25.2      22.8
     Depreciation included in research and
     development expense                     (12.2)    (23.0)    (22.0)
     Income Statement depreciation expense  $692.7    $682.4    $697.9

       SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                           DECEMBER 31, 1993
                             (In millions)

  Col. A            Col. B          Col. C        Col. D       Col. E        Col. F       Col. G
  ------            ------          ------        ------       ------        ------       ------

                                                                                          Nature of any default
Name of issuer                                  Amount owned                              by issuer of securities
of securities                       Total       by person      Amount in                  guaranteed in
guaranteed by       Title of issue  amount      or persons     treasury                   principal, interest,
person for          of each class   guaranteed  for which      of issuer of               sinking fund or
which statement     of securities   and         statement      securities    Nature of    redemption provisions,
is filed            guaranteed      outstanding is filed       guaranteed    guarantee    or payment of dividends
- ---------------     --------------  ----------- ------------   ------------  ---------    -----------------------
Various             Mortgages           $2.7    None           None          Principal    None
  employees         payable                                                  and interest

Entities            Loans and notes      1.9    None           None          Principal    None
  previously                                                                 and interest
  owned

Others              Loans and notes      1.6    None           None          Principal    None
                                        ----                                 and interest
                                        $6.2
                                        ====

NOTE: (A) The amount of interest guaranteed does not exceed $1 per year.

           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEAR ENDED DECEMBER 31
                             (In millions)

  Col. A         Col. B              Col. C             Col. D        Col. E
  ------         ------              ------             ------        ------
                                   Additions
                                   ---------
               Balance at    Charged to     Charged                   Balance
               beginning     costs and      to other                  at end
  Description  of period     expenses       accounts    Deductions    of period
  -----------  ----------    ----------     --------    ----------    ---------
Allowance for doubtful accounts:

  1993         $ 17.7        $ 19.2         $ (0.2)(A)  $   3.5(B)    $   33.2

  1992         $ 17.3        $  6.8         $ (3.1)(A)  $   3.3(B)    $   17.7

  1991         $ 14.9        $ 13.3         $  1.5 (A)  $  12.4(B)    $   17.3

Deferred income tax valuation allowance:

  1993        $ 157.3        $ 52.7              -      $  38.6(D)    $  171.4

  1992        $ 156.1(C)     $  1.2              -            -       $  157.3


NOTES: (A)  Collections on accounts previously written off,
            acquisition of subsidiaries and foreign currency translation adjustment
       (B)  Uncollectible accounts written off
       (C)  Represents the implementation of SFAS 109 effective
            January 1, 1992
       (D)  Related primarily to utilization of tax loss carry forwards.


        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    FOR THE YEAR ENDED DECEMBER 31
                             (In millions)

                             Col. A                        Col. B
                             ------                        ------
                                                      Charged to costs
                             Item                       and expenses
                             ----                     ----------------
Maintenance and repairs:
                             1993                           $908.2
                             1992                           $913.8
                             1991                           $925.1

Taxes, other than payroll and income taxes:

                                             1993      1992      1991
                                             ----      ----      ----

Real estate and personal property taxes    $ 52.0    $ 51.3    $ 52.4
Other taxes                                  45.0      61.0      58.8
                                           ------    ------    ------

                                           $ 97.0    $112.3    $111.2
                                           ======    ======    ======

                 SCHEDULE IX - SHORT-TERM BORROWINGS
                    FOR THE YEAR ENDED DECEMBER 31
                             (In millions)

  Col. A               Col. B       Col. C      Col. D        Col. E       Col. F
  ------               ------       ------      ------        ------       ------
                                                Maximum       Average      Weighted
Category of                         Weighted    amount        amount       average
aggregate              Balance at   average     outstanding   outstanding  interest
short-term             end of       interest    during the    during the   rate during
borrowings (A)         period       rate        period        period (B)   the period(C)
- --------------         ----------   --------    -----------   -----------  -------------
Year 1993:
  Payable to banks         $286.6      (F)       $286.6         $178.9         (F)
  Commercial paper (D)       75.9       3.4%      365.2          198.4          3.2%
                           ------

                           $362.5
                           ======

Year 1992:
  Payable to banks         $171.5      (G)       $190.3         $162.6         (G)
  Commercial paper (D)      242.7       3.4%      381.0          114.5          3.6%
                           ------

                           $414.2
                           ======

Year 1991:
  Payable to banks         $129.9      (H)       $209.7         $132.2         (H)
  Commercial paper (E)       40.3      12.5%       64.7           22.9          9.6%
                           ------

                           $170.2
                           ======

NOTES:  (A)  Terms range from demand to 270 days
        (B) Computed by calculating an arithmetical average of month-end borrowings during the year
        (C) Computed by dividing interest expense applicable to the debt by average borrowings outstanding
        (D) Aluminum Company of America and Alcoa of Australia short-term borrowings
        (E)  Alcoa of Australia short-term borrowings
        (F) Individual rates ranged from 3.7% to 23.5%, with a weighted average of 5.5% for the period and 5.8% at year-end
        (G) Individual rates ranged from 3.9% to 10.9%, with a weighted average of 6.6% for the period and 5.7% at year-end
        (H) Individual rates ranged from less than 1% to 12.3%, with a weighted average of 7.8% for the period and 7.4% at year-end



                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALUMINUM COMPANY OF AMERICA


March 11, 1994                       By /s/Earnest J. Edwards
                                            Earnest J. Edwards
                                        Vice President and Controller
                                        (Also signing as Principal
                                         Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature          Title                         Date


/s/Paul H. O'Neill      Chairman of the Board         March 11, 1994
   Paul H. O'Neill      and Chief Executive Officer
                        (Principal Executive Officer
                        and Director)


/s/Jan H. M. Hommen     Executive Vice President and  March 11,1994
   Jan H. M. Hommen     Chief Financial Officer
                        (Principal Financial Officer)


Kenneth W. Dam, John P. Diesel, Joseph T. Gorman, Judith M. Gueron, John P. Mulroney, Sir Arvi Parbo, Forrest N. Shumway and Franklin A. Thomas, each as a Director, on March 11, 1994, by Barbara S. Jeremiah, their Attorney-in-Fact.*


*By /s/Barbara S. Jeremiah
       Barbara S. Jeremiah
       Attorney-in-Fact


                             EXHIBIT INDEX

Exhibit
Number                      Description

 3(i). Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

3(ii). By-Laws of the Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10(a). Amended Long Term Stock Incentive Plan, effective January 1, 1992, incorporated by reference to exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1991.

10(b). Employees' Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1980.

10(c). Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1992.

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated effective January 1, 1989, incorporated by reference to exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(f). Employment Agreement of Paul H. O'Neill, as amended through February 25, 1993, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(g).    Deferred Fee Plan for Directors, as amended effective
          November 1, 1992, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(h). Stock Plan for Non-Employee Directors, as amended effective July 17, 1992, incorporated by reference to exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(j). Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1992.

10(k). Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(l). Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form
          10-K for the year ended December 31, 1987.

11.       Computation of Earnings per Common Share.

12.       Computation of Ratio of Earnings to Fixed Charges.

13.       Portions of Alcoa's 1993 Annual Report to Shareholders.

21.       Subsidiaries and Equity Entities of the Registrant.

23.       Consent of Independent Certified Public Accountants.

24.       Power of Attorney for certain directors.