Form 10-Q
period 1994-03-31
ALUMINUM CO OF AMERICA
filed 1994-05-12
CIK 4281

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



     (Mark One)
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                              OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1994      Commission File Number 1-3610


                        ALUMINUM COMPANY OF AMERICA


           (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                             25-0317820

(State of incorporation)           (I.R.S. Employer Identification No.)

      1501 Alcoa Building, Pittsburgh, Pennsylvania   15219

         (Address of principal executive offices)   (Zip Code)


           Office of Investor Relations  412-553-3042
           Office of the Secretary       412-553-4707

       (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes /X/   No

     As of May 10, 1994, 88,821,515, shares of common stock, par value $1.00, of the Registrant were outstanding.


                PART I - FINANCIAL INFORMATION

Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)


                                                                (unaudited)
                                                                 March 31      December 31
ASSETS                                                            1994            1993
                                                                -----------    -----------
Current assets:
Cash (a)                                                        $    51.3     $    58.0
Short-term investments, (all cash equivalents except $233.4 in
   1994 and $243.6 in 1993)(a)                                      517.8         597.3
Receivables from customers, less allowances:
   1994-$31.8; 1993-$33.2                                         1,269.0       1,218.7
Other receivables                                                   218.2         211.3
Inventories (b)                                                   1,229.3       1,227.2
Prepaid expenses and other current assets                           408.8         390.0
                                                                 --------      --------
Total current assets                                              3,694.4       3,702.5
                                                                 --------      --------

Properties, plants and equipment, at cost                        13,787.9      13,600.7
Less, accumulated depreciation, depletion and amortization        7,321.4       7,093.9
                                                                 --------      --------
Net properties, plants and equipment                              6,466.5       6,506.8
                                                                 --------      --------
Other assets                                                      1,457.2       1,387.6
                                                                 --------      --------
Total assets                                                    $11,618.1     $11,596.9
                                                                 --------      --------

LIABILITIES
Current liabilities:
Short-term borrowings                                           $   333.8     $   362.5
Accounts payable, trade                                             627.0         596.3
Accrued compensation and retirement costs                           293.1         288.0
Taxes, including taxes on income                                    266.0         364.3
Provision for layoffs and impairments                               159.9         128.8
Other current liabilities                                           258.5         302.2
Long-term debt due within one year                                   97.5          50.8
                                                                 --------      --------
Total current liabilities                                         2,035.8       2,092.9
                                                                 --------      --------
Long-term debt, less amount due within one year                   1,559.9       1,432.5
Accrued postretirement benefits                                   1,845.7       1,845.2
Other noncurrent liabilities and deferred credits                 1,011.3       1,022.2
Deferred income taxes                                               251.7         231.1
                                                                 --------      --------
Total liabilities                                                 6,704.4       6,623.9
                                                                 --------      --------

MINORITY INTERESTS                                                1,452.1       1,389.2
                                                                 --------      --------

SHAREHOLDERS' EQUITY
Preferred stock                                                      55.8          55.8
Common stock                                                         88.8          88.8
Additional capital                                                  716.9         715.9
Translation adjustment                                             (154.0)       (188.5)
Retained earnings                                                 2,761.5       2,946.1
Unfunded pension obligation                                          (7.3)         (7.0)
Treasury stock, at cost                                               (.1)        (27.3)
                                                                 --------      --------
Total shareholders' equity                                        3,461.6       3,583.8
                                                                 --------      --------
Total liabilities and equity                                    $11,618.1     $11,596.9
                                                                 --------      --------

                        (see accompanying notes)

Alcoa and subsidiaries

Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                                                         First Quarter ended
                                                                               March 31
                                                                      ------------------------
                                                                        1994            1993
                                                                      -------         --------
REVENUES
Sales and operating revenues                                         $2,221.6        $2,109.6
Other income, principally interest                                        7.5            20.7
                                                                      -------         -------
                                                                      2,229.1         2,130.3
                                                                      -------         -------

COSTS AND EXPENSES
Cost of goods sold and operating expenses                             1,747.9         1,634.7
Selling, general administrative and other expenses                      140.2           140.3
Research and development expenses                                        31.7            34.8
Provision for depreciation, depletion and amortization                  173.4           168.9
Interest expense                                                         25.5            20.9
Taxes other than payroll and severance taxes                             28.4            24.1
Special items (c)                                                        79.7              -
                                                                      -------         -------
                                                                      2,226.8         2,023.7

EARNINGS
  Income before taxes on income                                           2.3           106.6
Provision for taxes on income (d)                                          .8            42.1
                                                                      -------         -------
  Income from operations                                                  1.5            64.5
Less: Minority interests' share                                         (41.9)          (36.9)
                                                                      -------         -------
Income (loss) before extraordinary loss                                 (40.4)           27.6
Extraordinary loss on debt  prepayment, net of $40.4 tax benefit (e)    (67.9)             -
                                                                      -------         -------

NET INCOME (LOSS)                                                    $ (108.3)       $   27.6
                                                                      -------         -------

Earnings (loss) per common share: (f)
  Before extraordinary loss                                          $   (.46)       $    .31
  Extraordinary loss                                                     (.76)             -
                                                                      -------         -------
Earnings (loss) per common share                                     $  (1.22)       $    .31

Dividends paid per common share                                      $    .40        $    .40

                    (see accompanying notes)

Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)


                                                                         Three months ended
                                                                               March 31
                                                                      -----------------------
                                                                       1994            1993
                                                                      -------         -------
CASH FROM OPERATIONS
Net income (loss)                                                    $ (108.3)       $   27.6
Adjustments to reconcile net income (loss) to cash from operations:                        -
  Depreciation, depletion and amortization                              177.5           177.3
  Reduction of assets to net realizable value                            32.8              -
  Change in deferred income taxes                                       (97.0)          (14.4)
  Equity earnings before additional taxes, net of dividends                .5             (.1)
  Provision for special items                                            46.9              -
  Gains (losses) from financing and investing activities                 (1.4)             .3
  Book value of asset disposals                                           6.1             4.3
  Extraordinary loss                                                     67.9              -
  Minority interests                                                     41.9            36.9
  Other                                                                  16.7            (3.7)
  (Increase) reduction in receivables                                   (51.5)          138.6
  (Increase) reduction in inventories                                     5.0          (147.8)
  (Increase) reduction in prepaid expenses and other current assets      (9.0)            9.9
  Reduction in accounts payable and accrued expenses                    (46.9)          (13.1)
  Reduction in taxes, including taxes on income                         (45.7)          (50.9)
  Payment of amortized interest on deep discount bonds                   (8.6)             -
  Net change in noncurrent assets and liabilities                         9.2             6.1
                                                                      -------         -------
    CASH FROM OPERATIONS                                                 36.1           171.0

FINANCING ACTIVITIES
Net changes in short-term borrowings                                    (30.7)           62.8
Common stock issued and treasury stock sold                              23.9            (2.4)
Changes in minority interests                                            (2.5)           (3.6)
Dividends paid to shareholders                                          (36.0)          (34.3)
Dividends paid to minority interests                                    (20.2)          (51.2)
Additions to long-term debt                                             357.1            15.8
Payments on long-term debt                                             (291.1)           (1.4)
                                                                      -------         -------
    CASH FROM (USED FOR) FINANCING ACTIVITIES                              .5           (14.3)
                                                                      -------         -------

INVESTING ACTIVITIES
Capital expenditures                                                   (117.5)         (187.7)
Additions to investments                                                 (1.3)           (8.8)
Net change in short-term investments, excluding cash equivalents         13.0              -
Other - receipts                                                          1.8              .8
          - payments                                                    (15.2)          (15.0)
                                                                      -------         -------
    CASH USED FOR INVESTING ACTIVITIES                                 (119.2)         (210.7)
                                                                      -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   6.6             7.4
CHANGES IN CASH                                                       -------         -------
Net change in cash and cash equivalents                                 (76.0)          (46.6)
Cash and cash equivalents at beginning of year                          411.7           548.2
                                                                      -------         -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  335.7        $  501.6
                                                                      -------         -------

                        (see accompanying notes)

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a) Summarized consolidated financial data for Alcoa Aluminio S.A. and Alcoa of Australia Limited (AofA) begin on page 12.

   (b)  Inventories consisted of:
                                   March 31        December 31
                                     1994              1993

        Finished goods             $  309.6         $  317.3
        Work in process               464.4            415.7
        Bauxite and alumina           194.1            165.9
        Purchased raw materials       131.2            188.2
        Operating supplies            130.0            140.1
                                    -------          -------
                                   $1,229.3         $1,227.2
                                    -------          -------

       Approximately 56.2% of total inventories at March 31,1994 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $624.8 and $623.9 higher at March 31, 1994 and December 31, 1993, respectively.

   (c) The special charges of $79.7 in the 1994 period were for closing a forgings and extrusion plant in Vernon, California. The charge includes $32.9 for asset write-offs and $46.8, most of which is for severance costs.

   (d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1994 estimated effective tax rate of 33% and the U.S. statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

   (e) The extraordinary loss in the 1994 period of $67.9, or 76 cents per common share, resulted from the early redemption of $225 face value of 7% deep discount debentures due 2011.

   (f) Primary earnings per common share are computed by subtracting preferred dividend requirements from net income, and dividing that amount by the weighted average number of common shares outstanding during each period. The average number of shares used to compute primary earnings per common share was 88,623,823 in 1994 and 86,313,339 in 1993. Fully diluted earnings per common share are not stated since the dilution is not material.


   In the opinion of the company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 1993.

   The financial data required in this Form 10-Q by Rule 10-01 of Regulation S-X have been reviewed by Coopers & Lybrand, the company's independent certified public accountants, as described in their report on page 7.

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


   We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of March 31, 1994, the unaudited statements of consolidated income for the three-month periods ended March 31, 1994 and 1993, and consolidated cash flows for the three-month periods ended March 31, 1994 and 1993, which are included in Alcoa's Form 10-Q for the period ended March 31, 1994. These financial statements are the responsibility of Alcoa's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifi-cations that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1993, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 11, 1994, except for Note U for which the date is February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND


COOPERS & LYBRAND

Pittsburgh, Pennsylvania
April 8, 1994


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

The principal income and operating data follow.


                                                 First Quarter
                                                ended March 31
                                                --------------
                                               1994         1993
                                               ----         ----
Sales and operating revenues                $2,221.6     $2,109.6
Income (loss) before extraordinary loss        (40.4)        27.6
Net income (loss)                             (108.3)        27.6
Earnings (loss) per common share
  Before extraordinary loss                    (.46)         .31
  Net income (loss)                           (1.22)         .31
Shipments of aluminum products (1)              600          610

(1)  in thousands of metric tons


Overview
Alcoa earned $9.6, or 10 cents per common share, for the first quarter of 1994 before one-time after-tax charges of $117.9.
After charges, the company had a loss of $108.3, or $1.22 per share.

The two charges included in the 1994 first quarter were: a special charge of $50.0 ($79.7 pretax), or 56 cents per share, for closing a forgings and extrusion plant in Vernon, California; and an extraordinary loss of $67.9, or 76 cents per share, for the early redemption of 7% debentures due 2011 that carried an effective interest rate of 14.7%. The Vernon charge includes $20.6 for asset write-offs and $29.4, most of which is for severance costs. The closure was necessary because Alcoa could not obtain union contract concessions to offset financial losses caused by declining levels of business and by competitors with lower total compensation costs. Estimated annual after tax savings from the closure are $8.

First quarter 1994 earnings before special charges were $18 lower than those in the 1993 period. The decline was primarily due to lower prices for fabricated products and alumina and a shift in exchange adjustments from a gain to a loss. These were partly offset by improved cost performance and a more favorable product mix.

Pretax earnings from Alcoa of Australia (AofA) declined 6% from the 1993 first quarter. The decrease was primarily due to lower prices for all products, partly offset by higher alumina shipments and lower unit production costs.

In Brazil, Alcoa Aluminio's (Aluminio) first quarter 1994 pretax income from operations was $11.2 compared with $7.5 in the 1993 quarter. The improvement reflects higher sales of closures and better operating performance for primary and extruded aluminum products, partly offset by higher exchange losses. Inflation continues to be high in Brazil, averaging approximately 40% per month during the 1994 quarter.

Alumina and Chemicals Segment
Total revenues for the Alumina and Chemicals segment were $361 in the 1994 first quarter, up 12% from the 1993 quarter. Alumina shipments were up 30% , but prices for this product fell 10%.
The oversupply of alumina is expected to continue well into 1995, and there is little expectation of improvement of alumina prices in the near term.

Aluminum Processing Segment

                                        First quarter ended March 31
                                        ----------------------------
 Product classes                             1994           1993
                                             ----           ----
 Revenues
   Flat-rolled products                    $  723         $  657
   Aluminum ingot                             211            277
   Engineered products                        389            362
   Other aluminum products                    106            101
                                            -----          -----
 Total                                     $1,429         $1,397

 Shipments (000 metric tons)
   Flat-rolled products                       321            285
   Aluminum ingot                             167            220
   Engineered products                         92             89
   Other aluminum products                     20             16
                                            -----          -----
 Total                                        600            610


Flat-rolled products - Shipments and revenues for this product class were up 13% and 10%, respectively, from the 1993 first quarter. The increases are primarily due to Alcoa-Kofem (Kofem), for which no activity was reflected in the 1993 period. Alcoa acquired a 50.1% interest in Kofem in late 1992. Kofem's results were fully integrated into Alcoa's financial records during the second quarter of 1993. Kofem's first quarter 1994 revenues were $52.

Rigid container sheet (RCS) accounts for the majority of revenues and shipments for this product class. RCS shipments were 3% lower than in the 1993 quarter, primarily due to a 28% drop in shipments by Alcoa Manufacturing Great Britain (AGB). However, revenues increased 4%, mainly due to a better product mix. There was significantly less fabrication of customer metal in the 1994 quarter.

Sheet and plate shipments increased 19% from those in the 1993 quarter. Higher shipments of commercial products more than offset a decline in shipments to aerospace markets. However, revenues declined slightly reflecting a 17% decrease in prices.

Aluminum Ingot - Both ingot shipments and revenues dropped 24% from the 1993 first quarter and reflect the lower production levels brought about due to idled capacity. Prices in the 1994 period were about even with those in the 1993 period.

Alcoa has completed its plans announced in February 1994 to reduce additional primary aluminum output in the U.S., Australia and Suriname. Primary aluminum production in the U.S. was reduced by 100,000 metric tons (mt) per year. AofA reduced production by 25,000 mt at its Point Henry smelter in Geelong, Australia and 26,000 mt at the Portland, Australia smelter.
AofA has a 45% interest in the Portland smelter. Suriname Aluminum Company reduced production by 3,000 mt.

Engineered Products - These products include extrusions used in the transportation and construction markets; aluminum forgings and wheels; wire, rod and bar; and automobile bumpers. First quarter 1994 shipments grew 3% from the 1993 period. Although prices on many products declined from the 1993 quarter, the higher shipments resulted in an 8% increase in revenues.

Revenues from aluminum wheels were up 46% in the 1994 first quarter primarily due to a 51% increase in shipments which reflects the continued strong growth of this business. Shipments of wheels have increased each quarter since 1991.

Shipments of extruded products increased 6% over the year-ago quarter resulting from higher shipments in Latin America and Europe, partly offset by lower U.S. shipments. In spite of the increased shipments, revenues were 3% lower than the first quarter of 1993 due to an 8% decline in prices.

Revenues for wire, rod and bar were down 12% from the 1993 first quarter since production of aluminum rod at Alcoa's Rockdale, Texas plant was discontinued at the end of 1993.

Other aluminum products - Revenues for other aluminum products grew 5% from the 1993 quarter due to a 28% increase in scrap shipments.

Non-Aluminum Segment
First quarter 1994 revenues from the Non-Aluminum segment were $430.2, up 10% from the 1993 quarter. The increase reflects higher sales of plastic closures in Latin America, growth of fiber-optic cable sales, and higher shipments by Alcoa Electronic Packaging.

Cost of sales
Cost of goods sold increased $113.2, up 7% from the 1993 first quarter. The increase reflects higher volumes for alumina and non-aluminum products, and a higher value-added mix in aluminum products, partly offset by improved cost performance, including labor costs. Cost of goods sold as a percentage of revenues was 78.7% in 1994 compared to 77.5% in 1993. The higher ratio in 1994 is mostly due to lower prices.

Other income & expenses
Other income declined $13.2 from the 1993 first quarter, primarily due to unfavorable exchange adjustments. The 1994 quarter reflected a loss of $5.9 while the 1993 quarter had gains of $8.3.

Research and development expenses in 1994 declined $3.1 from the year-ago quarter largely because of program reductions at Alcoa
Technical Center.

Interest expense rose $4.6 from the 1993 first quarter, primarily due to higher Aluminio borrowings and increased commercial paper borrowings. Capitalized interest in the 1994 and 1993 first quarters was $.4 and $.8, respectively.

The estimated effective tax rate for 1994 is 33%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

Minority interests' share of income from operations increased
$5.0 from the 1993 first quarter, reflecting higher earnings at Alcoa Fujikura.

Environmental Matters
Alcoa continues to participate in environmental assessments and cleanups at a number of locations, including operating facilities and their adjoining property; at previously owned or operated facilities; and at Superfund and other waste sites. Alcoa records a liability for environmental remediation costs and/or damages when a cleanup program or liability becomes probable and the costs/damages can be reasonably estimated.

As assessments and cleanups proceed, these liabilities are adjusted based on progress in determining the extent of remedial actions and the related costs and damages. The liability can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological improvements.

For example, there are certain matters, including several related to alleged natural resource damage or alleged off-site contaminated sediments, where investigations are ongoing. It is not possible to determine the outcomes or to estimate with any degree of certainty the ranges of potential costs for these matters. Also, see Environmental Matters on page 14.

Alcoa's remediation reserve balance at the end of the 1994 first quarter was $414 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a third of this balance relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve for the 1994 three-month period were $16. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 1.5% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the first quarter of 1994 was $36, $135 lower than in the 1993 period. The difference consists primarily of additional working capital requirements of $85 and lower 1994 earnings .

Financing Activities

Dividends paid to shareholders were $36 in the 1994 first quarter. Dividends paid to minority interests were $20.2 and included $18.4 paid by Aluminio. A dividend of $42.3, normally paid by AofA during the first quarter, was not paid until April. Minority interests share of the dividend was $20.7. Alcoa's subsidiary, Alcoa International Holdings Company, received $21.6 of the AofA dividend.

Additions to long-term debt in the 1994 first quarter exceeded payments by $66. The major items affecting debt were the issuance of $250 of 5.75% notes due 2001 and the redemption of $225 of discounted debentures that occurred early in the quarter. Debt as a percentage of invested capital was 24% at March 31, 1994 compared to 22% at year-end 1993.

Investing Activities

Investing activities during the 1994 first quarter consisted primarily of capital expenditures of $117.5, which were down $70.2 from the 1993 first quarter. Capital expenditures were mostly for sustaining operations but included some capacity-enhancing expenditures. Alcoa continues to focus on improving its manufacturing processes with a minimum of capital spending.

Alcoa and subsidiaries

Summarized consolidated financial data for Alcoa Aluminio S.A., a Brazilian subsidiary effectively owned 59% by Alcoa, follow.

                                           (in millions)
                                       ------------------------
                                       (unaudited)
                                        March 31     December 31
                                        --------     -----------
                                          1994           1993
                                          ----           ----
Cash and short-term investments        $  148.3      $  160.2
Other current assets                      295.3         283.7
Properties, plants and equipment, net     870.6         870.8
Other assets                              190.0         207.8
                                        -------       -------

      Total assets                      1,504.2       1,522.5
                                        -------       -------

Current liabilities                       394.4         372.7
Long-term debt (1)                        271.7         322.5
Other liabilities                          36.5          35.9
                                        -------       -------

      Total liabilities                   702.6         731.1
                                        -------       -------

            Net assets                 $  801.6      $  791.4
                                        -------       -------

                                            (unaudited)
                                         First quarter Ended
                                               March 31
                                        ---------------------
                                        1994             1993
                                        ----             ----

Revenues                             $  176.2        $  155.6
Costs and expenses                     (158.4)         (144.9)
Translation and exchange adjustments     (6.6)           (3.2)
Income tax (expense) benefit             (1.0)             .8
                                      -------         -------

Net income                           $   10.2        $    8.3
                                      -------         -------

Alcoa's share of net income          $    6.0        $    4.9
                                      -------         -------


(1) Held by Alcoa Brazil Holdings Company - $22.5


Alcoa and subsidiaries

Summarized consolidated financial data for AofA, a 51%-owned subsidiary of Alcoa International Holdings Company, both of which are included in Alcoa's consolidated financial statements, follow.


                                                 (in millions)
                                          --------------------------
                                        (unaudited)
                                          March 31      December 31
                                            1994           1993
                                          --------       --------
Cash and short-term investments          $  278.1       $  350.3
Other current assets                        401.6          425.7
Properties, plants and equipment, net     1,468.2        1,430.1
Other assets                                 94.3           85.7
                                          -------        -------

Total assets                              2,242.2        2,291.8
                                          -------        -------

Current liabilities                         233.5          399.7
Long-term debt                              307.0          302.0
Other liabilities                           350.8          332.7
                                          -------        -------

Total liabilities                           891.3        1,034.4
                                          -------        -------

Net assets                              $ 1,350.9      $ 1,257.4
                                          -------        -------

                                              (unaudited)
                                          First Quarter ended
                                               March 31
                                        -----------------------
                                        1994            1993
                                       ------          ------
Revenues (1)                          $  360.8        $  385.2
Costs and expenses                      (276.4)         (297.2)
Translation and exchange adjustments        .9             2.6
Income tax (expense) benefit             (28.2)          (34.9)
                                       -------         -------

Net income                            $   57.1        $   55.7
                                       -------         -------

Alcoa's share of net income           $   29.1        $   28.4

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    First quarter ended March 31:    1994 - $8.0, 1993 - $  22.8.


                   PART II - OTHER INFORMATION

   Item 1.               Legal Proceedings

Environmental Matters

In March 1994 the United States Environmental Protection Agency
(EPA) included the "Alcoa (Point Comfort)/Lavaca Bay" site on the National Priorities List (NPL). The site includes portions of Alcoa's Point Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to Alcoa's plant. On March 31, 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Point Comfort)/Lavaca Bay site. The administrative order requires Alcoa to conduct a remedial investigation and feasibility study at the site overseen by the EPA. Work under the administrative order has commenced. Certain federal and state natural resource trustees previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss, injury or destruction of natural resources in Lavaca Bay and to recover the costs for performing the assessment of such alleged damages. Alcoa and representatives of the trustees have entered into several agreements that suspend any applicable statute of limitations period, the latest of which extends the suspension period until April 30, 1994.

On April 26, 1994, The Company received a proposed consent order, No. R-6-1465-94-04, from the New York State Department of Environmental Conservation related to alleged violations of certain state water quality standards at Alcoa's Massena, New York Operations. The proposed consent order alleges that the Company permitted suspended solids in excess of the New York State standard to be discharged into the Grasse River adjoining the Massena Operations. The proposed consent order would assess a civil penalty in the amount of $125,000 and would require the adoption of certain remedial actions to prevent a recurrence of the alleged violations. The Company is conducting an investigation of the matter and preparing a response.

Other Matters

As part of an ongoing investigation, Alcoa Fujikura Ltd. (AFL), a subsidiary, received formal notice in March 1994 that the United States Custom Service (USCS) is contemplating issuance of a claim for monetary penalties and marking duties against AFL for allegedly fraudulent importations from Mexico of automotive wiring harnesses into the U.S. from July 1986 through December 1991. The allegations focus on various requirements for country of origin marking of such imports and on AFL's activities in connection with an approved process for waiving such requirements. AFL is cooperating with the USCS and plans to respond to the formal notice.


Item 6.  Exhibits and Reports on Form 8-K.

(b) Alcoa filed a Report on Form 8-K, dated February 7, 1994, with the Securities and Exchange Commission consisting of a press release concerning reduction of primary aluminum production in its U. S. operations. Alcoa also filed a Report on Form 8-K, dated March 15, 1994, consisting of a press release concerning the closing of its Vernon, California plant.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALUMINUM COMPANY OF AMERICA




May 12, 1994             By /s/ JAN H. M. HOMMEN
Date                        Jan H. M. Hommen
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)




May 12, 1994             By /s/ EARNEST J. EDWARDS
Date                        Earnest J. Edwards
                            Vice President and Controller
                            (Chief Accounting Officer)



                            EXHIBITS



                                                        Page

11. Computation of Earnings per Common Share             17
12. Computation of Ratio of Earnings to Fixed Charges    18
15. Independent Accountants' letter regarding unaudited  19
     financial information