Form 10-Q
period 1994-06-30
ALUMINUM CO OF AMERICA
filed 1994-08-12
CIK 4281

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



     (Mark One)
        / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                              OR

       /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1994     Commission File Number 1-3610


                  ALUMINUM COMPANY OF AMERICA


     (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                          25-0317820

(State of incorporation)       (I.R.S. Employer Identification No.)

425 Sixth Avenue - Alcoa Building, Pittsburgh, Pennsylvania 15219-1850

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

                                        Yes  X    No

     As of August 11, 1994, 88,963,596, shares of common stock, par value $1.00, of the Registrant were outstanding.


                 PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)


                                                                   (unaudited)
                                                                     June 30          December 31
ASSETS                                                                 1994              1993
                                                                   -----------        -----------
Current assets:
  Cash (a)                                                         $      58.5        $      58.0
  Short-term investments, (all cash equivalents except $93.2 in
   1994 and $243.6 in 1993)(a)                                           306.2              597.3
  Receivables from customers, less allowances:
   1994-$36.1; 1993-$33.2                                              1,416.4            1,218.7
  Other receivables                                                      180.7              211.3
  Inventories (b)                                                      1,189.4            1,227.2
  Prepaid expenses and other current assets                              323.3              390.0
                                                                      --------           --------
   Total current assets                                                3,474.5            3,702.5
                                                                      --------           --------

Properties, plants and equipment, at cost                             14,007.4           13,600.7
Less, accumulated depreciation, depletion and amortization             7,504.4            7,093.9
                                                                      --------           --------
    Net properties, plants and equipment                               6,503.0            6,506.8
                                                                      --------           --------
Other assets                                                           1,436.6            1,387.6
                                                                      --------           --------
    Total assets                                                     $11,414.1          $11,596.9
                                                                      ========           ========

LIABILITIES
Current liabilities:
  Short-term borrowings                                              $   291.3          $   362.5
  Accounts payable, trade                                                700.8              596.3
  Accrued compensation and retirement costs                              331.3              288.0
  Taxes, including taxes on income                                       311.5              364.3
  Provision for layoffs and impairments                                  149.4              128.8
  Other current liabilities                                              226.4              302.2
  Long-term debt due within one year                                     122.0               50.8
                                                                      --------           --------
    Total current liabilities                                          2,132.7            2,092.9
                                                                      --------           --------
Long-term debt, less amount due within one year                        1,257.1            1,432.5
Accrued postretirement benefits                                        1,845.2            1,845.2
Other noncurrent liabilities and deferred credits                      1,006.7            1,022.2
Deferred income taxes                                                    258.6              231.1
                                                                      --------           --------
    Total liabilities                                                  6,500.3            6,623.9
                                                                      --------           --------

MINORITY INTERESTS                                                     1,347.1            1,389.2
                                                                      --------           --------

SHAREHOLDERS' EQUITY
Preferred stock                                                           55.8               55.8
Common stock                                                              88.8               88.8
Additional capital                                                       718.3              715.9
Translation adjustment                                                  (101.7)            (188.5)
Retained earnings                                                      2,810.7            2,946.1
Unfunded pension obligation                                               (5.1)              (7.0)
Treasury stock, at cost                                                    (.1)             (27.3)
                                                                      --------           --------
     Total shareholders' equity                                        3,566.7            3,583.8
                                                                      --------           --------
      Total liabilities and equity                                   $11,414.1          $11,596.9
                                                                      ========           ========

                        (see accompanying notes)


Alcoa and subsidiaries
Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                                 Second quarter             Six months
                                                                     ended                    ended
                                                                    June 30                  June 30
                                                                    -------                  -------

                                                                 1994      1993           1994       1993
                                                                 ----      ----           ----       ----
REVENUES
Sales and operating revenues                                  $2,479.3  $2,405.3       $4,700.9   $4,514.9
Other income, principally interest                                11.3      20.2           18.8       40.9
                                                               -------   -------        -------    -------
                                                               2,490.6   2,425.5        4,719.7    4,555.8
                                                               -------   -------        -------    -------

COSTS AND EXPENSES
Cost of goods sold and operating expenses                      1,977.3   1,899.7        3,725.2    3,534.4
Selling, general administrative and other expenses               157.5     148.0          297.7      288.3
Research and development expenses                                 29.4      32.6           61.1       67.4
Provision for depreciation, depletion and amortization           159.5     171.9          332.9      340.8
Interest expense                                                  27.5      21.1           53.0       42.0
Taxes other than payroll and severance taxes                      22.0      30.3           50.4       54.4
Special items (c)                                                  -        36.0           79.7       36.0
                                                               -------   -------        -------    -------
                                                               2,373.2   2,339.6        4,600.0    4,363.3
                                                               -------   -------        -------    -------

EARNINGS
  Income before taxes on income                                  117.4      85.9          119.7      192.5
Provision for taxes on income (d)                                 38.7     (23.7)          39.5       18.4
                                                               -------   -------        -------    -------
  Income from operations                                          78.7     109.6           80.2      174.1
Less: Minority interests' share                                  (33.3)    (74.3)         (75.2)    (111.2)
                                                               -------   -------        -------    -------
Income before extraordinary loss                                  45.4      35.3            5.0       62.9
Extraordinary loss on debt prepayment,
    net of $40.4 tax benefit (e)                                   -         -            (67.9)       -
                                                               -------   -------        -------    -------

NET INCOME (LOSS)                                             $   45.4  $   35.3       $  (62.9)  $   62.9
                                                               =======   =======        =======    =======

Earnings (loss) per common share: (f)
   Before extraordinary loss                                  $     .50 $     .40      $     .04  $     .71
   Extraordinary loss                                                -         -            (.76)        -
                                                               --------  --------       --------   --------
Earnings (loss) per common share                              $     .50 $     .40      $    (.72) $     .71

Dividends paid per common share                               $     .40 $     .40      $     .80  $     .80


                                         (see accompanying notes)


Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                                                            Six months ended
                                                                                  June 30
                                                                         ----------------------
                                                                           1994          1993
                                                                        ----------    ----------
CASH FROM OPERATIONS
Net income (loss)                                                       $    (62.9)    $    62.9
Adjustments to reconcile net income (loss) to cash from operations:
  Depreciation, depletion and amortization                                   340.9         352.5
  Reduction of assets to net realizable value                                 32.8           -
  Change in deferred income taxes                                           (127.3)        (78.8)
  Equity losses before additional taxes, net of dividends                     (5.8)          (.9)
  Provision for special items                                                 46.9          36.0
  Losses from financing and investing activities                              (1.9)         (1.8)
  Book value of asset disposals                                                6.6           8.3
  Extraordinary loss                                                          67.9           -
  Minority interests                                                          75.2         111.2
  Other                                                                       21.6         (14.3)
  (Increase) reduction in receivables                                       (153.8)         84.7
  (Increase) reduction in inventories                                         54.6        (160.5)
  (Increase) reduction in prepaid expenses and other current assets          103.3         (18.9)
  Increase (reduction) in accounts payable and accrued expenses               50.2         (31.9)
  Reduction in taxes, including taxes on income                               (6.1)        (86.2)
  Payment of amortized interest on deep discount bonds                        (8.6)          -
  Net change in noncurrent assets and liabilities                             32.5          47.1
                                                                         ---------      --------
    CASH FROM OPERATIONS                                                     466.1         309.4
                                                                         ---------      --------

FINANCING ACTIVITIES
Net changes in short-term borrowings                                         (75.0)         47.8
Common stock issued and treasury stock sold                                   29.2           -
Changes in minority interests                                                (91.3)         (2.6)
Dividends paid to shareholders                                               (71.5)        (70.6)
Dividends paid to minority interests                                         (68.9)        (89.5)
Additions to long-term debt                                                  414.2         284.2
Payments on long-term debt                                                  (637.7)        (47.4)
                                                                         ---------      --------
  CASH FROM (USED FOR) FINANCING ACTIVITIES                                 (501.0)        121.9
                                                                         ---------      --------

INVESTING ACTIVITIES
Capital expenditures                                                        (257.8)       (347.7)
Additions to investments                                                      (1.3)         (8.8)
Net change in short-term investments, excluding cash equivalents             153.0           -
Other - receipts                                                               3.0           4.0
      - payments                                                             (16.6)        (16.3)
                                                                         ---------      --------
    CASH USED FOR INVESTING ACTIVITIES                                      (119.7)       (368.8)
                                                                         ---------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       14.4         (16.2)
                                                                         ---------      --------
CHANGES IN CASH
Net change in cash and cash equivalents                                     (140.2)         46.3
Cash and cash equivalents at beginning of year                               411.7         548.2
                                                                         ---------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    271.5     $   594.5
                                                                         =========      ========

                                        (see accompanying notes)

                      Notes to Consolidated Financial Statements
                           (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. and Alcoa of Australia Limited (AofA) begin on page 14.

   (b)  Inventories consisted of:

                                            June 30       December 31
                                              1994            1993
                                           ----------     -----------

        Finished goods                      $  257.1        $  317.3
        Work in process                        491.6           415.7
        Bauxite and alumina                    193.2           165.9
        Purchased raw materials                129.0           188.2
        Operating supplies                     118.5           140.1
                                             -------         -------
                                            $1,189.4        $1,227.2


        Approximately 55.8% of total inventories at June 30, 1994 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $632.0 and $623.9 higher at June 30, 1994 and December 31, 1993, respectively.

   (c) A special charge of $79.7 in the 1994 six-month period was for closing a forgings and extrusion plant in Vernon, California. The charge includes $32.9 for asset write-offs and $46.8, most of which is for severance costs.

   (d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1994 estimated effective tax rate of 33% and the U.S. statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

   (e) The extraordinary loss in the 1994 six-month period of $67.9, or 76 cents per common share, resulted from the early redemption of $225 face value of 7% deep discount debentures due 2011.

   (f) Primary earnings per common share are computed by subtracting preferred dividend requirements from net income, and dividing that amount by the weighted average number of common shares outstanding during each period. The average number of shares used to compute primary earnings per common share was 88,707,245 in 1994 and 87,116,528 in 1993. Fully diluted earnings per common share are not stated since the dilution is not material.


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

   Independent Auditor's Review Report

   To the Shareholders and Board of Directors
   Aluminum Company of America (Alcoa)


     We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of June 30, 1994, the unaudited statements of consolidated income for the three-month and six-month periods ended June 30, 1994 and 1993, and consolidated cash flows for the six-month periods ended June 30, 1994 and 1993, which are included in Alcoa's Form 10-Q for the period ended June 30, 1994. These financial statements are the responsibility of Alcoa's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1993, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 11, 1994, except for Note U for which the date is February 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


   /s/ COOPERS & LYBRAND


   COOPERS & LYBRAND

   Pittsburgh, Pennsylvania
   July 8, 1994


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.
                                      Second quarter ended       Six months ended
                                            June 30                   June 30
                                            -------                   -------
                                      1994           1993        1994          1993

Sales and operating revenues        $2,479.3       $2,405.3    $4,700.9      $4,514.9
Income before extraordinary loss        45.4           35.3         5.0          62.9
Net income (loss)                       45.4           35.3       (62.9)         62.9
Earnings (loss) per common share
 Before extraordinary loss                .50            .40         .04           .71
 Net income (loss)                        .50            .40        (.72)          .71
Shipments of aluminum products (1)     661            670       1,261         1,280

(1)  in thousands of metric tons


Overview
Alcoa earned $45.4, or 50 cents per common share, for the second quarter of 1994. For the comparable 1993 quarter, earnings were $35.3, or 40 cents per share, and included net unfavorable adjustments of $9.4, or 11 cents per share.

For the first half of 1994, earnings were $55.0 million, or 60 cents per share, before after-tax charges. After the one-time charges, a loss of $62.9, or 72 cents per share, was reported.

The two charges included in the 1994 first half were: a special charge of $50.0 ($79.7 pretax), or 56 cents per share, for closing a forgings and extrusion plant in Vernon, California; and an extraordinary loss of $67.9, or 76 cents per share, for the early redemption of 7% debentures due 2011 that carried an effective interest rate of 14.7%. The Vernon charge included $20.6 for asset write-offs; most of the remaining $29.4 is for severance costs. The closure was necessary because Alcoa could not obtain union contract concessions to offset financial losses caused by deteriorating competitive position and by competitors with lower total compensation costs. Estimated annual after tax savings from the closure are $8.

For the first half of 1993, Alcoa had net income of $72.3, or 82 cents per share, before adjustments. After adjustments, income was $62.9, or 71 cents per share.

The 1993 adjustments consisted of a special charge of $23.8 ($36.0 pretax) associated with employment reductions; a charge of $11.9 related to three-year labor agreements covering hourly employees in U.S. aluminum operations; and a credit of $26.3 from a reduction in Australia's corporate tax rate from 39% to 33%. This credit was Alcoa's share of Alcoa of Australia's (AofA) adjustment, which mainly related to the provision for future taxes.

AofA's pretax income from operations for the 1994 second quarter and year-to-date periods dropped 55% and 34%, respectively, from the comparable 1993 periods. The reduced profit was primarily due to lower prices for most products and lower shipments for aluminum ingot and gold. Production cutbacks at AofA's Point Henry and Portland smelters led to reduced sales of ingot. Lower gold shipments were due to reduced ore grades. These factors were partly offset by higher shipments of alumina and chemicals and lower unit production costs.

In Brazil, Alcoa Aluminio's (Aluminio) second quarter 1994 pretax income from operations was $16.2, an increase of 15% compared to the 1993 second quarter. Year-to-date pretax income was $27.4, up 27% from the 1993 first six months. Revenues grew 20% and 17%, respectively, from the 1993 second quarter and six-month periods. The increased revenues were largely due to an expansion of Aluminio's plastic closure business, higher selling prices for aluminum cable and increased extrusion shipments. These factors, along with better operating performance and higher interest income, partly offset by higher currency exchange losses and interest expense, contributed to increased pretax income during the 1994 periods. The government of Brazil announced a new currency, the real, which became effective on July 1. The issuance of the real is one step in the Brazilian government's current anti-inflation program.

Alumina and Chemicals Segment
Total revenues for the Alumina and Chemicals segment were $361 in the 1994 second quarter, down 6% from the comparable 1993 quarter. Year-to-date, revenues increased 2% from the 1993 period to $722.

Alumina revenues for the 1994 second quarter declined 9% from the 1993 second quarter. Year-to-date, revenues increased 2% from the 1993 period. Alumina shipments for the 1994 quarter and six months were 11% and 19% higher than those for the respective 1993 periods. Alumina prices in the respective periods dropped 17% and 14% due to an oversupply of alumina which is expected to continue well into 1995.


Aluminum Processing Segment

                                        Second quarter ended      Six months ended
                                        --------------------      ----------------
                                              June 30                  June 30
                                              -------                  -------
Product classes                          1994          1993       1994        1993
- ---------------                          ----          ----       ----        ----

Revenues
  Flat-rolled products                 $  815        $  816     $1,539      $1,473
  Aluminum ingot                          233           278        444         555
  Engineered products                     459           395        848         757
  Other aluminum products                 119           115        224         216
                                        -----         -----      -----       -----
Total                                  $1,626        $1,604     $3,055      $3,001

Shipments (000 metric tons)
  Flat-rolled products                    354           329        675         614
  Aluminum ingot                          178           224        345         445
  Engineered products                     114            97        206         186
  Other aluminum products                  15            20         35          35
                                        -----         -----      -----       -----
Total                                     661           670      1,261       1,280


Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS). Shipments of RCS grew 7% compared with the 1993 second quarter. Year-to-date, shipments were up 2%. The increases reflect stronger demand for beverage cans. So far, increased demand has failed to produce any relief from severe pricing pressures. Revenues from RCS declined 5% and 1%, respectively, from the 1993 second quarter and six-month periods, reflecting lower prices, partly offset by less fabrication of customer metal in the 1994 periods.

In June 1994, Alcoa announced a refocusing of aluminum body can sheet business whereby production of aluminum can body stock will cease at the Warrick, Indiana operations beginning September 1. All of Alcoa's U.S. body can stock will be made at Tennessee Operations located near Knoxville, Tennessee. Warrick Operations will concentrate on producing coated and bare sheet used for can ends and tabs, food cans and other specialized aluminum products.

On July 8, 1994, a fire at Warrick Operations in the motor room of the continuous hot-rolling mill caused extensive damage. The mill is expected to be back in service by mid-August. As a result of the outage, Alcoa has declared "force majeure" to its customers. However, the company is currently meeting the majority of customer needs.

Sheet and plate shipments in the 1994 second quarter and year-to-date periods were 33% and 26% higher than in the respective 1993 periods. The improvements reflect gains in commercial and distribution markets, partially offset by lower aerospace shipments. Revenues grew by 21% and 10% over the respective 1993 periods. Average realized prices on commercial and distribution products are significantly lower than those for aerospace products.

Revenues from other flat-rolled products, including sheet and foil used in a variety of industrial applications, rose 22% from the 1993 first half. The majority of the increase relates to Alcoa-Kofem Kft. which experienced increased sales in 1994 for nearly all of its products.

Aluminum ingot - Ingot shipments for the 1994 second quarter and six months fell 21% and 22%, respectively, from the those in the comparable 1993 periods. The declines reflect the lower production levels brought about due to idled capacity. Realized prices in 1994 increased slightly from those in the 1993 periods but the impact was more than offset by lower volumes. A strengthening of prices in the aluminum industry has been helped by reductions in worldwide aluminum production and inventories.

Engineered products - These products include extrusions used in the transportation and construction markets; aluminum forgings and wheels; wire, rod and bar; and automobile bumpers. Revenues from the sale of engineered products increased 16% in the 1994 second quarter on a 17% increase in shipments. Average prices declined slightly. Year-to-date, revenues and shipments were up 12% and 10%, respectively.

Shipments of wheels for both trucks and automobiles continued to show impressive gains with increases of 30% and 40% in the 1994 second quarter and six-month periods, respectively. Revenues were up 31% from the 1993 second quarter and 38% year-to-date. Realized prices in 1994 were about even with those in 1993.

Growth in shipments of extruded products in Europe and South
America drove an overall revenue increase of 11% in the first six months of 1994 compared to the 1993 period. Average prices for extruded products fell 7% from 1993 levels.

Shipments of wire, rod and bar were down 20% and 21%, respectively, from the 1993 second quarter and six-month periods principally because production of aluminum rod at Alcoa's Rockdale, Texas plant was discontinued at the end of 1993. Average realized prices increased 22% and 17%, respectively, for the same periods which kept the decrease in revenues in the 1994 quarter and six-month periods to 2% and 7%, respectively.

Other aluminum products - Shipments of other aluminum products during the 1994 six-month period were about even with those in 1993. A decline in scrap shipments in the 1994 second quarter caused a 24% decrease in other aluminum products shipments compared to the 1993 quarter. Revenues in both of the 1994 second quarter and six-month periods increased 4% due to an increase in revenues from miscellaneous products.

Non-Aluminum Segment
Revenues for the Non-Aluminum segment were $494 in the 1994 second quarter, up 19% from the 1993 quarter. Year-to-date, this segment had revenues of $924 compared to $805 in 1993. The increases are largely due to growth in sales of fiber optic products, building materials, plastic closures in South America, and computer components manufactured by Alcoa Electronic Packaging.

Cost of Goods Sales
Cost of goods sold increased $77.6, or 4% from the 1993 second quarter. Year-to-date, the increase was $190.8, or 5%. The increases reflect higher volumes for alumina and non-aluminum products, and a higher value-added mix in aluminum products. These were partly offset by improved cost performance, including lower labor costs. Cost of goods sold as a percentage of revenues was 79.8% in the 1994 second quarter, .8 points higher than the comparable 1993 ratio. Year-to-date, the 1994 ratio was 79.2% or .9 points higher than in 1993. The higher ratios in 1994 are primarily due to lower prices, most notably for flat-rolled products and alumina.

Other Income & Expenses
Other income was down $8.9 and $22.1 from the year-ago quarter and six-month periods. The primary causes were unfavorable exchange adjustments and greater equity losses during the 1994 periods. Exchange losses in the 1994 quarter were $4.5 greater, mainly in Brazil, than in the 1993 quarter. Year-to-date, the 1994 period reflected a loss of $12.5 while the 1993 period had gains of $6.2. Higher equity losses from KSL Alcoa Aluminum Company, Ltd., a 50% owned venture in Japan that produces RCS, were partly offset by improved results from Elkem Aluminium ANS, a smelting partnership in Norway.

Research and development expenses declined $3.2 and $6.3 from the year-ago quarter and six-month periods largely because of program reductions at Alcoa Technical Center.

Interest expense was up $6.4 from the 1993 second quarter and $11.0 year-to-date, primarily due to higher borrowings by Aluminio, higher short-term interest rates and higher average commercial paper borrowings outstanding during the 1994 periods. Capitalized interest for the first half of 1994 was $.8 compared to $1.7 in 1993.

The estimated effective tax rate for 1994 is 33%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

Minority interests' share of income from operations declined 55% from the 1993 second quarter and 32% year-to-date, primarily reflecting lower earnings by AofA.

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

Alcoa's remediation reserve balance at the end of the 1994 second quarter was $368 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a third of the reserve relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve for the 1994 six-month period were $34. Expenditures include those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 1.5% to 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 1994 six-month period was $466, $157 higher than in the 1993 period. The higher cash was generated primarily by decreases in working capital, partly offset by the effects of lower 1994 earnings. Working capital balances increased in 1993 but declined during the 1994 period.

Financing Activities

The $91 reduction in minority interests consists primarily of a $50 redemption of preferred stock of Alcoa International Holdings
Company (AIHC) and $39 for the acquisition of a minority partner's interest in a production facility.

Dividends paid to shareholders were $71.5 in the 1994 year-to-date period. Dividends paid to minority interests were $68.9 and included $18.4 paid by Aluminio and $42.0 paid by AofA to their minority shareholders. Alcoa's subsidiary, AIHC, received $43.7 of dividends from AofA.

Payments on long-term debt in the first half of 1994 exceeded additions by $224. The net decrease in long-term debt is primarily due to reductions in U.S. commercial paper borrowings and liquidation of AofA short-term investments with the proceeds used to pay down its commercial paper. In the 1994 first quarter Alcoa issued $250 of 5.75% notes due 2001 and redeemed $225 face value of discounted debentures. The unamortized discount was $108 at the time of redemption. Debt as a percentage of invested capital was 20% at June 30, 1994 compared to 22% at year-end 1993.

Alcoa entered into a one billion dollar five-year Revolving
Credit Facility on July 1, 1994 which was used to replace the existing $750 Revolving Credit Facility. The new facility will be used to back Alcoa's commercial paper program.

Investing Activities

Investing activities during the 1994 six-month period consisted primarily of capital expenditures and changes in short-term investments, excluding cash equivalents. Capital expenditures for the 1994 first half were $257.8, down $89.9 from 1993. Capital expenditures were mostly for sustaining operations but included some capacity-enhancing expenditures. Alcoa continues to focus on improving its manufacturing processes with a minimum of capital spending. Short-term investments, excluding cash equivalents, decreased by $153.0, primarily due to reductions by AofA, which used the proceeds to pay down long-term debt.

Subsequent Event

On July 6, 1994, Alcoa and Western Mining Corporation Holdings
(WMC) announced a restructuring of their respective alumina and inorganic chemicals investments, as well as certain integrated aluminum fabricating and smelting operations. WMC and Alcoa intend to combine these operations into a worldwide enterprise owned 60% by Alcoa and 40% by WMC.

The agreement contemplates a net payment to Alcoa from WMC of $348.5, subject to final agreement on assets to be included and due diligence review by both parties. Alcoa's interest in AofA will increase to 60% from 51%. In addition, Alcoa may receive additional amounts if the contributed chemicals business meets forecast earnings performance.

While final terms have not yet been agreed upon, it is intended that the following Alcoa operations be included in the new enterprise: Alcoa of Australia; certain interests in bauxite and alumina operations in Point Comfort, Texas; Suriname; Guinea; Sao Luis, Brazil and Jamaica; and Alcoa's Industrial Chemicals businesses in the United States, Australia, Japan, the Netherlands, Germany, Singapore and India; and Alcoa Steamship Company.

Total alumina production for the refineries included in the transaction was 9.9 million metric tons in 1993. The parties expect to complete the transaction by the end of 1994.

Alcoa and subsidiaries


Summarized consolidated financial data for Alcoa Aluminio S.A., a Brazilian subsidiary effectively owned 59% by Alcoa, follow.


                                                     (in millions)
                                           ------------------------------
                                           (unaudited)
                                             June 30          December 31
                                             -------          -----------
                                               1994               1993
                                               ----               ----

Cash and short-term investments            $   126.7           $   160.2
Other current assets                           285.7               283.7
Properties, plants and equipment, net          897.1               870.8
Other assets                                   175.9               207.8
                                            --------            --------

      Total assets                           1,485.4             1,522.5
                                            --------            --------

Current liabilities                            328.3               372.7
Long-term debt (1)                             305.9               322.5
Other liabilities                               33.3                35.9
                                            --------            --------

      Total liabilities                        667.5               731.1
                                            --------            --------

            Net assets                     $   817.9           $   791.4
                                            ========            ========

                                              (unaudited)            (unaudited)
                                          Second quarter ended     Six months ended
                                                June 30                June 30
                                          --------------------     ----------------
                                           1994          1993      1994        1993
                                           ----          ----      ----        ----

Revenues                                 $ 198.8       $ 165.5   $ 375.0     $ 321.1
Costs and expenses                        (173.9)       (150.2)   (332.3)     (295.1)
Translation and exchange adjustments        (8.7)         (1.2)    (15.3)       (4.4)
Income tax (expense) benefit                (1.5)          (.9)     (2.5)        (.1)
                                          ------        ------    ------      ------

     Net income                          $  14.7       $  13.2   $  24.9     $  21.5
                                          ======        ======    ======      ======

Alcoa's share of net income              $   8.7       $   7.8   $  14.7     $  12.7
                                          ======        ======    ======      ======

(1) Held by Alcoa Brazil Holdings Company - $22.5


Alcoa and subsidiaries


Summarized consolidated financial data for AofA, a 51%-owned subsidiary of Alcoa International Holdings Company, both of which are included in Alcoa's consolidated financial statements, follow.

                                                    (in millions)
                                          ------------------------------
                                          (unaudited)
                                            June 30          December 31
                                              1994              1993
                                            -------            -------

Cash and short-term investments           $    98.5          $   350.3
Other current assets                          421.5              425.7
Properties, plants and equipment, net       1,522.8            1,430.1
Other assets                                   96.4               85.7
                                            -------            -------

     Total assets                           2,139.2            2,291.8
                                            -------            -------

Current liabilities                           269.9              399.7
Long-term debt                                152.4              302.0
Other liabilities                             359.5              332.7
                                            -------            -------

     Total liabilities                        781.8            1,034.4
                                            -------            -------

     Net assets                           $ 1,357.4          $ 1,257.4
                                            =======            =======

                                           (unaudited)              (unaudited)
                                       Second quarter ended      Six months ended
                                              June 30                June 30
                                       --------------------      ----------------
                                        1994          1993       1994        1993
                                        ----          ----       ----        ----
Revenues (1)                         $  349.4      $  451.9   $  710.2    $  837.1
Costs and expenses                     (298.5)       (336.9)    (574.9)     (634.1)
Translation and exchange adjustments      1.1            .9        2.0         3.5
Income tax (expense) benefit            (16.0)          9.6      (44.2)      (25.3)
                                      -------       -------    -------     -------

     Net income                      $   36.0      $  125.5   $   93.1    $  181.2
                                      =======       =======    =======     =======

Alcoa's share of net income          $   18.4      $   64.0   $   47.5    $   92.4
                                      =======       =======    =======     =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    Second quarter ended June 30:    1994 - $5.7, 1993 - $8.3
    Six months ended June 30:       1994 - $13.7, 1993 - $31.1


                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

As previously reported, as part of an ongoing investigation, Alcoa Fujikura Ltd. (AFL), a subsidiary, received formal notice in March 1994 that the United States Customs Service (USCS) is contemplating issuance of a claim for monetary penalties and marking duties against AFL for allegedly fraudulent importations from Mexico of automotive wiring harnesses into the United States from July 1986 through December 1991. The allegations focus on various requirements for country of origin marking of such imports and on AFL's activities in connection with an approved process for waiving such requirements. AFL has responded orally and in writing to the formal notice of the USCS to contest the allegations. AFL is also undergoing a USCS audit of the customs duties AFL paid on automotive wiring harness imports from Mexico in the 1986-1993 period. AFL is cooperating with the USCS in the investigation and audit.

As previously reported, Alcoa and Alcoa Specialty Chemicals, Inc., a subsidiary, are defendants in a case filed by Aluminum Chemicals, Inc., et al. in the District Court of Harris County, Texas. Plaintiffs allege claims for breach of fiduciary duty, fraud, interference with contractual and business relations, breach of contract, conversion, misappropriation of trade secrets, deceptive trade practices and civil conspiracy in connection with a former partnership, Alcoa-Coastal Chemicals. The plaintiffs are seeking lost profits and other compensatory damages in excess of $100 million, and punitive damages. Alcoa Specialty Chemicals, Inc. has filed a counterclaim seeking rescission and/or damages. The case is currently scheduled for trial in March 1995.


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of Alcoa shareholders held on May 6, 1994, Kenneth W. Dam, John P. Diesel, Judith M. Gueron and Paul H. O'Neill were reelected to serve for three-year terms as directors of Alcoa. Marina v.N. Whitman was elected to serve for a two-year term as a director. Votes cast for Mr. Dam were 73,123,260 and votes withheld were 534,668; votes cast for Mr. Diesel were 73,110,719 and votes withheld were 552,209; votes cast for Ms. Gueron were 73,108,618 and votes withheld were 554,310; votes cast for Mr. O'Neill were 73,062,010 and votes withheld were 600,918; and votes cast for Ms. Whitman were 72,878,879 and votes withheld were 784,049.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       11.  Computation of Earnings per Common Share
       12.  Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information

(b) No reports on Form 8-K were filed by Alcoa during the quarter covered by this report.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange
   Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALUMINUM COMPANY OF AMERICA




   August 12, 1994            By /s/ JAN H. M. HOMMEN
   Date                       Jan H. M. Hommen
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




   August 12, 1994            By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Vice President and Controller
                              (Chief Accounting Officer)



                            EXHIBITS



                                                           Page

   11. Computation of Earnings per Common Share             19
   12. Computation of Ratio of Earnings to Fixed Charges    20
   15. Independent Accountants' letter regarding unaudited
       financial information                                21