Form 10-Q
period 1994-09-30
ALUMINUM CO OF AMERICA
filed 1994-11-09
CIK 4281

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


For the Quarter Ended September 30, 1994   Commission File Number 1-3610


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

                                        Yes  X    No

     As of November 8, 1994, 89,335,762 shares of common stock, par value $1.00, of the Registrant were outstanding.


                 PART I - FINANCIAL INFORMATION
Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)

                                                        (unaudited)
                                                        September 30   December 31
ASSETS                                                      1994           1993
                                                        ------------   -----------
Current assets:
Cash (a)                                                 $    61.9      $    58.0
Short-term investments, (all cash equivalents except
  $8.3 in 1994 and $243.6 in 1993)(a)                        261.3          597.3
Receivables from customers, less allowances:
  1994-$41.9; 1993-$33.2                                   1,389.3        1,218.7
Other receivables                                            147.4          211.3
Inventories (b)                                            1,193.4        1,227.2
Prepaid expenses and other current assets                    362.9          390.0
                                                         ---------      ---------
Total current assets                                       3,416.2        3,702.5
                                                         ---------      ---------

Properties, plants and equipment, at cost                 14,175.6       13,600.7
Less, accumulated depreciation, depletion and
  amortization                                             7,671.2        7,093.9
                                                         ---------      ---------
    Net properties, plants and equipment                   6,504.4        6,506.8
                                                         ---------      ---------
Other assets                                               1,402.9        1,387.6
                                                         ---------      ---------
    Total assets                                         $11,323.5      $11,596.9
                                                         =========      =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                  $   247.0      $   362.5
  Accounts payable, trade                                    694.1          596.3
  Accrued compensation and retirement costs                  357.0          288.0
  Taxes, including taxes on income                           308.0          364.3
  Provision for layoffs and impairments                      130.8          128.8
  Other current liabilities                                  257.9          302.2
  Long-term debt due within one year                         154.8           50.8
                                                         ---------      ---------
    Total current liabilities                              2,149.6        2,092.9
                                                         ---------      ---------
Long-term debt, less amount due within one year            1,086.0        1,432.5
Accrued postretirement benefits                            1,845.0        1,845.2
Other noncurrent liabilities and deferred credits          1,000.6        1,022.2
Deferred income taxes                                        261.0          231.1
                                                         ---------      ---------
    Total liabilities                                      6,342.2        6,623.9
                                                         ---------      ---------

MINORITY INTERESTS                                         1,372.9        1,389.2
                                                         ---------      ---------

SHAREHOLDERS' EQUITY
Preferred stock                                               55.8           55.8
Common stock                                                  89.2           88.8
Additional capital                                           737.8          715.9
Translation adjustment                                       (81.0)        (188.5)
Retained earnings                                          2,810.4        2,946.1
Unfunded pension obligation                                   (3.7)          (7.0)
Treasury stock, at cost                                        (.1)         (27.3)
                                                         ---------      ---------
    Total shareholders' equity                             3,608.4        3,583.8
                                                         ---------      ---------
    Total liabilities and shareholders equity            $11,323.5      $11,596.9
                                                         =========      =========

                        (see accompanying notes)

Alcoa and subsidiaries
Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                               Third quarter          Nine months
                                                   ended                  ended
                                                September 30          September 30
                                               --------------         ------------

                                               1994       1993       1994       1993
                                               ----       ----       ----       ----
REVENUES
Sales and operating revenues                 $2,561.6   $2,230.2   $7,262.5   $6,745.1
Other income, principally interest               55.4       21.3       74.2       62.2
                                              -------    -------    -------    -------
                                              2,617.0    2,251.5    7,336.7    6,807.3
                                              -------    -------    -------    -------

COSTS AND EXPENSES
Cost of goods sold and operating expenses     2,037.4    1,775.6    5,762.6    5,310.0
Selling, general administrative and other
  expenses                                      160.6      143.8      458.3      432.1
Research and development expenses                29.6       30.2       90.7       97.6
Provision for depreciation, depletion and
  amortization                                  167.0      175.0      499.9      515.8
Interest expense                                 28.5       23.0       81.5       65.0
Taxes other than payroll and severance
  taxes                                          23.7       25.8       74.1       80.2
Special items (c)                                -           6.2       79.7       42.2
                                              -------    -------    -------    -------
                                              2,446.8    2,179.6    7,046.8    6,542.9
                                              -------    -------    -------    -------
EARNINGS
  Income before taxes on income                 170.2       71.9      289.9      264.4
Provision for taxes on income (d)                48.9       (1.5)      88.4       16.9
                                              -------    -------    -------    -------
  Income from operations                        121.3       73.4      201.5      247.5
Less: Minority interests' share                 (51.2)     (44.6)    (126.4)    (155.8)
                                              -------    -------    -------    -------
Income before extraordinary loss                 70.1       28.8       75.1       91.7
Extraordinary loss on debt prepayment,
  net of $40.4 tax benefit (e)                   -          -         (67.9)      -
                                              -------    -------    -------    -------

NET INCOME                                   $   70.1   $   28.8   $    7.2   $   91.7
                                              =======    =======    =======    =======

Earnings per common share: (f)
  Before extraordinary loss                  $    .79   $    .32   $    .83   $   1.03
  Extraordinary loss                             -          -          (.76)      -
                                              -------    -------    -------    -------
Earnings per common share                    $    .79   $    .32   $    .07   $   1.03

Dividends paid per common share              $    .40   $    .40   $   1.20   $   1.20
                                              =======    =======    =======    =======

                                    (see accompanying notes)

Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)


                                                                  Nine months ended
                                                                    September 30
                                                                    ------------
                                                                  1994         1993
                                                               ----------    ---------
CASH FROM OPERATIONS
Net income                                                      $    7.2      $   91.7
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                         511.7         531.0
  Reduction of assets to net realizable value                       32.8           -
  Change in deferred income taxes                                 (141.6)        (78.5)
  Equity income (losses) before additional taxes, net of
    dividends                                                        7.1          (2.1)
  Provision for special items                                       46.9          42.2
  Losses from financing and investing activities                    (2.5)          (.8)
  Book value of asset disposals                                     34.3          11.9
  Extraordinary loss                                                67.9           -
  Minority interests                                               126.4         155.8
  Other                                                             15.1          (7.8)
  (Increase) reduction in receivables                              (90.5)         79.5
  (Increase) reduction in inventories                               53.5        (265.9)
  (Increase) reduction in prepaid expenses and other
    current assets                                                 109.8         (59.1)
  Increase (reduction) in accounts payable and accrued
    expenses                                                        44.0        (136.7)
  Reduction in taxes, including taxes on income                     (9.5)       (107.1)
  Payment of amortized interest on deep discount bonds              (8.6)          -
  Net change in noncurrent assets and liabilities                   (1.6)         82.2
                                                                 -------       -------
    CASH FROM OPERATIONS                                           802.4         336.3
                                                                 -------       -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                              (119.5)        (80.4)
Common stock issued and treasury stock sold                         50.9           7.8
Changes in minority interests                                      (95.0)        (10.6)
Dividends paid to shareholders                                    (107.6)       (105.9)
Dividends paid to minority interests                               (95.8)       (126.2)
Additions to long-term debt                                        493.7         705.3
Payments on long-term debt                                        (857.6)        (57.5)
                                                                 -------       -------
    CASH FROM (USED FOR) FINANCING ACTIVITIES                     (730.9)        332.5
                                                                 -------       -------

INVESTING ACTIVITIES
Capital expenditures                                              (394.0)       (510.9)
Additions to investments                                           (16.5)         (9.1)
Net change in short-term investments, excluding cash
    equivalents                                                    237.9            .3
Other - receipts                                                     3.9           4.6
      - payments                                                   (17.4)        (18.5)
                                                                 -------       -------
    CASH USED FOR INVESTING ACTIVITIES                            (186.1)       (533.6)
                                                                 -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             17.8         (27.4)
                                                                 -------       -------
CHANGES IN CASH
Net change in cash and cash equivalents                            (96.8)        107.8
Cash and cash equivalents at beginning of year                     411.7         548.2
                                                                 -------       -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  314.9      $  656.0
                                                                 =======       =======

                                 (see accompanying notes)

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

Notes:

(a)  Summarized consolidated financial data for Alcoa
     Aluminio S.A. and Alcoa of Australia Limited (AofA) begin on page 13.

(b)  Inventories consisted of:
                                    September 30      December 31
                                        1994            1993
                                   --------------    -------------
     Finished goods                  $  265.0          $  317.3
     Work in process                    480.0             415.7
     Bauxite and alumina                190.8             165.9
     Purchased raw materials            139.4             188.2
     Operating supplies                 118.2             140.1
                                     $1,193.4          $1,227.2

     Approximately 56.0% of total inventories at September 30, 1994 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $638.8 and $623.9 higher at September 30, 1994 and December 31, 1993, respectively.

(c) The special charge of $79.7 in the 1994 nine-month period was for closing a forgings and extrusion plant in Vernon, California. The charge included $32.9 for asset write-offs and $46.8 related mostly to severance costs.

(d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1994 estimated effective tax rate of 30.5% and the U.S.
     statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

(e) The extraordinary loss in the 1994 nine-month period of $67.9, or 76 cents per common share, resulted from the early redemption of $225 face value of 7% deep discount debentures due 2011.

(f) The following formula is used to compute primary earnings per common share (EPS):

     EPS = Net income - preferred dividend requirements
           --------------------------------------------
           Weighted average number of common shares outstanding for the period

     The average number of shares used to compute primary earnings per common share was 88,818,784 in 1994 and 87,470,006 in 1993. Fully diluted earnings per common share are not stated since the dilution is not material.

     In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1993.

     The financial data required in this Form 10-Q by Rule 10-01 of Regulation S-X have been reviewed by Coopers & Lybrand L.L.P., the Company's independent certified public accountants, as described in their report on page 7.

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


     We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of September 30, 1994, the unaudited statements of consolidated income for the three-month and nine-month periods ended September 30, 1994 and 1993, and consolidated cash flows for the nine-month periods ended September 30, 1994 and 1993, which are included in Alcoa's Form 10-Q for the period ended
September 30, 1994. These financial statements are the responsibility of Alcoa's management.

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


/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
October 7, 1994


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.


                                          Third quarter ended     Nine months ended
                                              September 30           September 30
                                              ------------           ------------
                                            1994        1993       1994        1993
                                            ----        ----       ----        ----
 Sales and operating revenues             $2,561.6    $2,230.2   $7,262.5    $6,745.1
 Income before extraordinary loss             70.1        28.8       75.1        91.7
 Net income                                   70.1        28.8        7.2        91.7
 Earnings per common share
    Before extraordinary loss                  .79         .32        .83        1.03
    Net income                                 .79         .32        .07        1.03
 Shipments of aluminum products (1)            651         605      1,912       1,885

(1)  in thousands of metric tons


Overview
Alcoa earned $70.1, or 79 cents per common share, for the third quarter of 1994. For the comparable 1993 quarter, earnings were $28.8, or 32 cents per share.

For the first nine months of 1994, earnings were $125.1 million, or $1.39 per share, before after-tax charges. After the one-time charges, income of $7.2 million, or seven cents per share, was reported.

The two charges included in the first nine months of 1994 were: a special charge of $50.0 ($79.7 pretax), or 56 cents per share, for closing a forgings and extrusion plant in Vernon, California; and an extraordinary loss of $67.9, or 76 cents per share, for the early redemption of $225 of 7% debentures due 2011 that carried an effective interest rate of 14.7%. The Vernon charge included $20.6 for asset write-offs; most of the remaining $29.4 was for severance costs. The closure was necessary because Alcoa could not obtain union contract concessions to offset financial losses caused by a deteriorating competitive position and by competitors with lower total compensation costs. Estimated annual after tax savings from the closure are $8.

For the first nine months of 1993, Alcoa had net income of $96.0, or $1.08 per share, excluding special charges and favorable adjustments resulting from changes in U.S. and Australian corporate tax rates. After adjustments, income was $91.7, or $1.03 per share.

Alcoa of Australia Limited's (AofA) pretax income from operations for both the 1994 third quarter and year-to-date periods dropped 34% from the comparable 1993 periods. The reduced profit was due primarily to lower U.S. dollar prices for all products and a stronger Australian currency. These factors were partially offset by higher sales volumes for alumina and chemicals and lower production costs for all products except gold where lower ore grades increased unit costs.

In Brazil, Alcoa Aluminio's (Aluminio) third quarter 1994 pretax income from operations was $46.8, an increase of $32.9 over the 1993 third quarter. Year-to-date pretax income was $74.2, up $38.7 from the 1993 nine-month period. Revenues grew 35% and 23%, respectively, from the 1993 third quarter and nine-month periods. The increased revenues were due to higher shipments and prices for extrusions and ingot. Foreign exchange gains in the 1994 quarter also had a significant impact on Aluminio's earnings. These factors, along with better operating performance and higher interest income, contributed to increased pretax income during the 1994 periods. Additionally, the monthly inflation rate recorded in Brazil during September 1994 (.8%) was the lowest recorded since 1973. This is a result of the Brazilian government's change in monetary policies and its current anti-inflation program.

Alcoa's operations, divided into three segments, follow:

1. Alumina and Chemicals Segment
Total revenues for the Alumina and Chemicals segment were $365 in the 1994 third quarter, down 3% from the comparable 1993 quarter.
Year-to-date, revenues were $1,087, unchanged from the 1993 period.

Alumina shipments for the 1994 quarter and nine months were 6% and 14% higher than those for the respective 1993 periods. However, alumina revenues declined 8% and 2% from the respective 1993 periods, due to a 15% drop in prices. The price decline is primarily due to an oversupply of alumina brought on by aluminum production curtailments. Chemicals revenues rose 15% and 5%, respectively, from 1993 quarter and year-to-date levels, principally due to higher shipments in Europe and the Far East.

2. Aluminum Processing Segment


                                   Third quarter ended     Nine months ended
                                   -------------------     -----------------
                                      September 30            September 30
                                      ------------            ------------
Product classes                     1994        1993        1994        1993
- ---------------                     ----        ----        ----        ----
Revenues
   Flat-rolled products           $   801     $   742     $ 2,340     $ 2,215
   Aluminum ingot                     260         202         704         757
   Engineered products                487         386       1,335       1,143
   Other aluminum products            121         110         345         326
                                   ------      ------      ------      ------
Total                             $ 1,669     $ 1,440     $ 4,724     $ 4,441

Shipments (000 metric tons)
   Flat-rolled products               345         319       1,020         933
   Aluminum ingot                     172         163         517         608
   Engineered products                115          96         321         282
   Other aluminum products             19          27          54          62
                                   ------      ------      ------      ------
Total                                 651         605       1,912       1,885


Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS). Shipments of RCS in the 1994 third quarter were comparable to the 1993 quarter. This level of shipments is in contrast to the second quarter 1994 when shipments grew 7% compared to the 1993 second quarter. Third quarter 1994 shipments were adversely affected by a fire at Alcoa's Warrick Operations on July 8. The mill resumed operations on August 12. Year-to-date, RCS shipments were up 1% over the 1993 period. Revenues from RCS declined 4% and 2%, respectively, from the 1993 third quarter and nine-month periods, reflecting the impact of lower prices.

Sheet and plate shipments in the 1994 third quarter and year-to-date periods rose 41% and 30%, respectively, from the 1993 periods. Business remains strong in the commercial and distribution markets, particularly those related to plate products. Revenues grew by 40% and 18% over the respective 1993 periods due primarily to the volume growth.

Revenues from other flat-rolled products, including sheet and foil used in a variety of industrial applications, rose 37% from the first nine months of 1993. Most of the increase relates to Alcoa-Kofem Kft., which experienced an 84% increase in shipments and 86% higher revenues.

Aluminum ingot - Ingot shipments for the 1994 third quarter were up 6% from the 1993 quarter on the strength of higher shipments by Aluminio. Year-to-date, shipments were 15% lower than those in the 1993 period, reflecting the lower production levels brought about by idled capacity. Realized ingot prices in 1994 increased 9% from 1993 but the impact was more than offset by lower volumes. Aluminum ingot prices continue to rise due to increasing demand for aluminum and reductions in aluminum production worldwide.

Engineered products - These products include extrusions used in the transportation and construction markets, aluminum forgings, and wire, rod and bar. Revenues from the sale of engineered products increased 26% in the 1994 third quarter on a 20% increase in shipments. Average prices increased approximately 5% for the quarter. Year-to-date, revenues and shipments were up 17% and 14%, respectively.

Shipments of wheels for both trucks and automobiles continued at record levels with an increase of 40% over the 1993 periods. Wheel shipments and revenues were positively affected by strong consumer demand for automobiles and trucks. Revenues were up 36% from the 1993 third quarter and 37% year-to-date. Realized prices in 1994 were down slightly from those in 1993. Current data indicates that shipment growth is slowing from these record levels.

Sales of extruded products continued to improve with a 23%
increase in shipments and a 10% increase in prices from the 1993 quarter. Revenues were up 36% from the 1993 quarter.

Wire, rod and bar revenues increased 32% and 16%, respectively, from the 1993 quarter and nine-month period. The increase in the quarter was due to a 27% rise in shipments, and a 4% increase in prices. Shipments in the nine-month period were up 14% from the 1993 period while prices increased 2%.

Other aluminum products - Shipments of other aluminum products during the 1994 nine-month period decreased 11% from 1993. This is the result of a 49% decline in scrap shipments in the 1994 third quarter. Revenues rose 9% and 6% in the 1994 third quarter and nine-month periods, due primarily to a 25% increase in aluminum powder revenues.

3. Non-Aluminum Segment
Revenues for the Non-Aluminum segment were $527 in the 1994 third quarter, up 28% from $413 in the 1993 quarter. Year-to-date, this segment had revenues of $1,451 compared to $1,218 in 1993. The increases are largely due to growth in sales of wire harnesses and fiber optic products, computer components manufactured by Alcoa Electronic Packaging, building materials and plastic closures.

Cost of Goods Sold
Cost of goods sold increased $261.8, or 15%, from the 1993 third quarter. Year-to-date, the increase was $452.6, or 9%. The increases reflect higher volumes for most products, particularly flat-rolled and engineered products, partly offset by improved cost performance. Cost of goods sold as a percentage of revenues in the 1994 third quarter was comparable to the 1993 ratio. Year-to-date, the 1994 ratio was 79.3% or .6 percentage points higher than in 1993. The higher ratio in 1994 is primarily due to lower prices and changes in product mix.

Cost of goods sold in the 1994 third quarter and year-to-date periods included $21.1 of additional LIFO inventory costs due to an increase in the projected LIFO index for the year. The increase is principally due to higher purchased metal costs, and was partially offset by LIFO inventory profits of $16.6.

Other Income & Expenses
Other income was up $34.1 and $12.0 from the year-ago quarter and nine-month periods primarily because of favorable exchange adjustments and higher interest income. Exchange gains and interest income increased $10.1 and $15.1, respectively, in the 1994 quarter. Both of these items were affected by the issuance of the real, Brazil's new currency, which is a significant part of Brazil's anti-inflation program.

Selling, general and administrative expenses increased $16.8 and $26.2 from the year-ago quarter and nine-month periods largely because of higher selling and employee benefit expenses at Aluminio.

Interest expense was up $5.5 from the 1993 third quarter and $16.5 year-to-date, primarily due to higher borrowings by Aluminio, higher short-term interest rates and higher average commercial paper borrowings outstanding during the 1994 periods. Capitalized interest for the 1994 nine-month period was $1.1 compared to $2.6 in 1993.

The estimated effective tax rate for 1994 is 30.5%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

Minority interests' share of income from operations rose 15% from the 1993 third quarter and declined 19% year-to-date. The increase is due primarily to improvements at Aluminio. Year-to-date results reflect the lower earnings by AofA.

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

Alcoa's remediation reserve balance at the end of the 1994 third quarter was $341 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a third of the reserve relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve during the 1994 nine-month period were $60. Expenditures included those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1994.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 1994 nine-month period was $802.4, $466 higher than in the 1993 period. The higher cash was generated primarily by a decrease in working capital, particularly inventory and prepaid expenses. A reduction in tax liabilities also increased cash from operations.
Financing Activities

The reduction in minority interests in the 1994 nine-month period consists primarily of a $50 redemption of preferred stock of Alcoa International Holdings Company (AIHC) and $39 for the acquisition of a minority partner's interest in a production facility.

Payments on long-term debt in the first nine months of 1994 exceeded additions by $364. The net decrease in long-term debt is primarily due to reductions in U.S. commercial paper borrowings and liquidation of AofA's short-term investments with the proceeds used to pay down its commercial paper. In the 1994 first quarter, Alcoa issued $250 of 5.75% notes due 2001 and redeemed $225 face value of discounted debentures. The unamortized discount was $108 at the time of redemption. Debt as a percentage of invested capital was 18% at September 30, 1994 compared with 22% at year-end 1993.

Alcoa entered into a one billion dollar five-year Revolving
Credit Facility on July 1, 1994.  This replaced the previous $750
Revolving Credit Facility.  The new facility will be used to back
Alcoa's commercial paper program.

Investing Activities

Investing activities during the 1994 nine-month period consisted primarily of capital expenditures and a reduction in short-term investments, excluding cash equivalents. Capital expenditures for the 1994 nine-month period were $394, down from $510.9 in 1993. Capital expenditures were mostly for sustaining operations but included some capacity-enhancing expenditures. Alcoa continues to focus on improving its manufacturing processes with a minimum of capital spending. Short-term investments, excluding cash equivalents, decreased by $237.6, primarily by AofA, which used the proceeds to pay down its long-term debt.


Alcoa and subsidiaries

Summarized consolidated financial data for Alcoa Aluminio S.A., a Brazilian subsidiary effectively owned 59% by Alcoa, follow.


                                          (unaudited)
                                          September 30    December 31
                                          ------------    -----------
                                              1994           1993
                                              ----           ----
Cash and short-term investments           $    77.9       $   160.2
Other current assets                          314.4           283.7
Properties, plants and equipment, net         918.7           870.8
Other assets                                  166.2           207.8
                                           --------        --------

      Total assets                          1,477.2         1,522.5
                                           --------        --------

Current liabilities                           347.5           372.7
Long-term debt (1)                            258.1           322.5
Other liabilities                              33.0            35.9
                                           --------        --------

      Total liabilities                       638.6           731.1
                                           --------        --------

            Net assets                    $   838.6       $   791.4
                                           ========        ========

(1) Held by Alcoa Brazil Holdings Company - $22.5



                                      (unaudited)            (unaudited)
                                  Third quarter ended     Nine months ended
                                      September 30          September 30
                                      ------------          ------------
                                    1994        1993      1994        1993
                                    ----        ----      ----        ----

Revenues                          $  240.3    $  177.6  $  615.3    $  498.7
Costs and expenses                  (205.8)     (160.9)   (538.1)     (456.0)
Translation and exchange              12.3        (2.8)     (3.0)       (7.2)
adjustments
Income tax expense                   (10.1)       (1.6)    (12.6)       (1.7)
                                    ------      ------    ------      ------

     Net income                   $   36.7    $   12.3  $   61.6    $   33.8
                                    ======      ======    ======      ======

Alcoa's share of net income       $   21.7    $    7.3  $   36.3    $   19.9
                                    ======      ======    ======      ======


Alcoa and subsidiaries

Summarized consolidated financial data for AofA, a 51%-owned subsidiary of Alcoa International Holdings Company, both of which are included in Alcoa's consolidated financial statements, follow.


                                           (unaudited)
                                           September 30    December 31
                                           ------------    -----------
                                              1994             1993
                                              ----             ----

Cash and short-term investments            $    86.6        $   350.3
Other current assets                           407.4            425.7
Properties, plants and equipment, net
                                             1,532.3          1,430.1
Other assets                                   101.0             85.7
                                             -------          -------

      Total assets                           2,127.3          2,291.8
                                             -------          -------

Current liabilities                            223.0            399.7
Long-term debt                                 149.9            302.0
Other liabilities                              367.8            332.7
                                             -------          -------

      Total liabilities                        740.7          1,034.4
                                             -------          -------

      Net assets                           $ 1,386.6        $ 1,257.4
                                             =======          =======



                                        (unaudited)            (unaudited)
                                    Third quarter ended     Nine months ended
                                        September 30          September 30
                                        ------------          ------------
                                      1994        1993      1994        1993
                                      ----        ----      ----        ----

Revenues (1)                        $  390.6    $  408.8  $1,100.8    $1,245.9
Costs and expenses                    (321.2)     (306.1)   (896.1)     (940.2)
Translation and exchange                 0.2         2.6       2.2         6.1
  adjustments
Income tax expense(2)                  (14.8)      (34.7)    (59.0)      (60.0)
                                     -------     -------   -------     -------

      Net income                    $   54.8    $   70.6  $  147.9    $  251.8
                                     =======     =======   =======     =======

Alcoa's share of net income         $   27.9    $   36.0  $   75.4    $  128.4
                                     =======     =======   =======     =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     Third quarter ended September 30:  1994 - $10.0, 1993 -  $5.6
     Nine months ended September 30:    1994 - $23.7, 1993 - $36.7

(2) The 1993 nine-month period includes a $51.5 tax benefit associated with a change in the Australian corporate tax rate.


                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

Environmental Matters

As previously reported, on April 26, 1994, the Company received a proposed consent order, No. R-6-1465-94-04, from the New York State Department of Environmental Conservation related to alleged violations of certain state water quality standards at Alcoa's Massena, New York Operations. Pursuant to a consent order dated September 20, 1994, Alcoa has agreed to pay a civil penalty in the amount of $99,999, of which all but $60,000 is being held in abeyance pending completion of certain remedial activities. The Company paid the $60,000 in early October. This matter has been terminated.

As previously reported, in September 1993 EPA Region V issued an administrative complaint to Alcoa's Cleveland, Ohio Works alleging improper use and disposal of PCBs and failure to obtain an EPA identification number for PCB disposal activities. The matter was resolved by consent agreement and consent order dated August 2, 1994. The Company was assessed a civil penalty in the amount of $75,773 which was paid in August 1994.

Other Matters

On August 24, 1994 the United States Department of Justice (DOJ) issued a Civil Investigative Demand (CID) requesting information regarding the Company's primary aluminum production in 1993 and 1994 and decisions made by the Company to reduce production levels in 1993. The Company is gathering documents and preparing interrogatory answers in order to comply with the DOJ request.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       11.  Computation of Earnings per Common Share
       12.  Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.  Financial Data Schedule

(b) No reports on Form 8-K were filed by Alcoa during the quarter covered by this report.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange
   Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALUMINUM COMPANY OF AMERICA




   November 9, 1994            By /s/ JAN H. M. HOMMEN
   Date                       Jan H. M. Hommen
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




   November 9, 1994            By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Vice President and Controller
                              (Chief Accounting Officer)



                            EXHIBITS




                                                            Page

   11. Computation of Earnings per Common Share              18
   12. Computation of Ratio of Earnings to Fixed Charges     19
   15. Independent Accountants' letter regarding unaudited   20
           financial information
   27. Financial Data Schedule