Form 10-K
period 1994-12-31
ALUMINUM CO OF AMERICA
filed 1995-03-22
CIK 4281

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

    / x /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                 REQUIRED) FOR THE FISCAL YEAR
                   ENDED DECEMBER 31, 1994
                                 OR
   /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT
                  OF 1934

                  Commission File Number 1-3610

                 ALUMINUM COMPANY OF AMERICA
   (Exact name of registrant as specified in its charter)

      Pennsylvania                     25-0317820
(State of incorporation)  (I.R.S. Employer Identification No.)

 425 Sixth Avenue, Alcoa Building,
     Pittsburgh, Pennsylvania              152191850
(Address of principal executive offices)   (Zip Code)

        Registrant's telephone number--area code 412

           Investor Relations------------553-3042
           Office of the Secretary-------553-4707

Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
- -------------------   -----------------------------------------

Common Stock,                New York Stock Exchange
par value $1.00

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes / x /   No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

    As of March 7, 1995 there were 178,894,715 shares of common stock, par value $1.00, of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Regis-trant, was approximately $6,655 million.

Documents incorporated by reference.

   Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1994 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated March 14, 1995, except for the performance graph and Compensation Committee Report.

                      ALUMINUM COMPANY OF AMERICA

     Unless the context otherwise requires, Alcoa or the Company means Aluminum Company of America and all subsi-diaries consolidated for the purposes of its financial statements.

                                PART I

Item 1.  Business.

     Alcoa is the world's largest integrated aluminum company, engaged in the production and sale of primary aluminum and semifabricated and finished aluminum products.
It was formed in 1888 under the laws of the Commonwealth of Pennsylvania. Alcoa produces and sells alumina and alumina based chemicals, a variety of other finished products, and components and systems for a multitude of applications.
These products are used primarily by packaging, transporta-tion (including aerospace, automotive, rail and shipping), building and industrial customers worldwide. Alcoa has operating and sales locations in 26 countries.

     Discussion of Alcoa's operations and properties by its three business segments follows.

     The Alumina and Chemicals segment includes the production and sale of bauxite, alumina and alumina-based chemicals, and related transportation services.

     The Aluminum Processing segment includes the production and sale of molten metal, ingot, and aluminum products that are flatrolled, engineered or finished. Also included are power, transportation and other services.

     The Non-Aluminum Products segment includes the produc-tion and sale of electrical, ceramic, plastic, vinyl, and composite materials products, manufacturing equipment, gold, magnesium and steel and titanium forgings.

     Most aluminum facilities located in the United States
(U.S.) are owned by the parent company.  Alcoa of Australia
Limited (AofA) and Alcoa Aluminio S.A. (Aluminio) in Brazil are the two largest operating subsidiaries.

     Alcoa serves a variety of customers in a number of markets. Consolidated revenues from these markets are:

                                      (dollars in millions)
Revenues by Market                   1994     1993      1992
- ------------------                   ----     ----      ----

       Packaging                     2,830   $2,606    $2,803
       Alumina and Chemicals         1,494    1,437     1,422
       Transportation                1,671    1,397     1,526
       Building and Construction     1,391    1,299     1,190
       Distributor and Other         1,570    1,274     1,215
       Aluminum Ingot                  948    1,042     1,336
                                    ------   ------    ------
       Total Sales and Operating
       Revenues                     $9,904   $9,055    $9,492
                                    ======   ======    ======

     Segment and geographic area financial information are presented in Note P to the Financial Statements.

     In December 1994 and January 1995, Alcoa and Western
Mining Corporation Holdings Limited (WMC) entered into a multistep transaction to restructure and combine the owner ship of their respective world-wide bauxite, alumina and alumina-based chemicals businesses and investments into a group of companies (Enterprise) owned 60% by Alcoa and 40% by WMC, except that WMC's ownership interest in AofA equals 39.25%. WMC is a mining company headquartered in Melbourne, Australia, and is generally involved in mining nickel, gold, copper and uranium.

      In connection with the establishment of the Enterprise, WMC sold to Alcoa 9% of its interests in AofA (thereby bringing Alcoa's ownership in AofA to 60% and reducing WMC's ownership to 39.25%) and made a net payment of $312.9 million that is subject to final upward and downward adjustments in certain circumstances. The payment is net of a $121.8 million loan to WMC in January 1995 by one of the entities of the Enterprise. The conclusion of the restructuring and combination of certain businesses and investments in Brazil between Alcoa, WMC and third party investors in Aluminio is expected to occur late in the first quarter of 1995.

      The Enterprise is a series of affiliated operating entities and assets comprised of the following bauxite, alumina and alumina-based chemicals interests and other necessary but ancillary facilities that will be run as part of an integrated operation at certain locations included within the Enterprise:

    1. 99.25% ownership interest in AofA, including its aluminum smelting and fabricating operations;

    2. All of Alcoa's interests in bauxite mining, alumina refining and aluminum smelting operations at Point Comfort, Texas (refining only); Halco Mining,
Inc. in Guinea (mining only); Jamaica (mining and refining); and Suriname (mining, refining and smelting);

    3. All of Alcoa's bauxite and alumina shipping operations;

    4. All of Alcoa's alumina-based chemicals businesses in the U.S., Australia, Japan, the Netherlands, Germany,
Singapore and India; and

    5. 35% of Aluminio's interest in the Alumar alumina refinery at Sao Luis, Brazil (Alumar Refinery) and in
Mineracao Rio do Norte S.A. (MRN) (mining only).

      A five-member Strategic Council, three members of which are appointed by Alcoa and two by WMC, will provide counsel and direction to the Enterprise. Alcoa will provide operating management for all of the affiliated operating entities. Alcoa and WMC will both have the right to be represented on the Board of Directors of each Enterprise entity, but there have been no changes made to the Board, the management or the structure of AofA.

  Competition

     The markets for most aluminum products are highly competitive. Price, quality and service are the principal compe titive factors in most of these markets. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight and recyclability. The compe-titive conditions are discussed later for each of the Company's major product classes.

     The Company continues to examine all aspects of its operations and activities and redesign them where necessary to enhance effectiveness and achieve cost reductions. Alcoa believes that its competitive position is enhanced by its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets, and by the capability of its employees. Research and development, and an increased emphasis on full utilization of technology, have led to improved product quality and production tech-niques, new product development and cost control.

     The dissolution of the Soviet Union and the lack of a mechanism to successfully integrate its economy with market economies significantly contributed to a global oversupply of aluminum in recent years. Prior to 1991 former Soviet aluminum producers primarily served internal markets which weakened substantially after the collapse of the Soviet Union, and aluminum produced at former Soviet smelters began to be exported. These exports caused an imbalance in demand and supply and resulted in severe downward pressure on aluminum prices.

     In late 1993, discussions among the governments of six major primary aluminum-producing nations were initiated to address the global aluminum supply situation. A multi-government accord was reached among Australia, Canada, the European Union (EU), Norway, Russia and the U.S. in January 1994 under which the Russian industry would reduce its annual aluminum exports for up to two years, the EU would refrain from renewing import quotas on Russian ingot when the quotas expired at the end of February 1994, and certain of the participating governments would create a fund to assist in the modernization of the Russian industry.

     In response to market conditions, in 1994 Alcoa reduced primary aluminum production by 100,000 mt per year at the Company's smelters at Rockdale, Texas and Wenatchee, Washington. These reductions were in addition to Alcoa's indefinite curtailments during 1993 of 310,000 mt of U.S. smelting production. AofA also reduced production in 1994 by 25,000 mt at its Point
Henry smelter in Geelong, Australia. The joint venture smelter in Portland, State of Victoria, in which AofA owns a 45% interest, completed a reduction of 26,000 mt.
Also in 1994 the Company's subsidiary in Suriname
(Suralco) completed a reduction of 3,000 mt.

  Other Risk Factors

     In addition to the risks inherent in the Company's worldwide business and operations, the Company is exposed generally to market, financial, political and economic risks.

     Commodity Risks

     Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an interna tionally priced, sourced and traded commodity.
The principal trading market for ingot is the London
Metal Exchange (LME). Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

     In 1993, when world metal prices reached an all-time low, Alcoa temporarily idled 310,000 mt of its primary aluminum production. Further reductions in early 1994 brought Alcoa's total worldwide idled capacity to 450,000 mt. See "Competition" above.

     For purposes of risk assessment, Alcoa divides its operations into four regions: U.S., Pacific, Other
Americas and Europe.  The Pacific, principally
Australia, and the Other Americas, principally Brazil, are in net long metal positions and, from time to time, may sell production forward. Europe has no smelting operations controlled by Alcoa and, accordingly, is net short and may purchase forward positions from time to time. At the present time, forward purchase activity within these three regions is not material.

     In 1994 the Company had entered into longer-term contracts with a variety of customers in the U.S. for the supply of approximately 1,500,000 mt of aluminum products over the next several years.

     As a hedge against the economic risk of higher prices for metal needs associated with these contracts, Alcoa entered into long positions using principally futures and option contracts. At December

31, 1994, these contracts totaled approximately 1,400,000 mt.
The contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The futures and option contracts are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks, as appropriate.

     For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     The volatility of aluminum market prices can produce significant fluctuations in the periodic mark-to-market measurement of the futures and option contracts.
Focusing only on that valuation is meaningless because the effect of price changes on future hedged metal purchases will approximately equal and offset the mark-to-market valuation of the contract position. Alcoa intends to close out the hedging contracts at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts at December 31, 1994 are expected to offset the increase in the price of the purchased metal.

     The expiration dates of the call options and the delivery dates of the futures contracts do not always coincide exactly with the dates on which Alcoa is required to purchase metal in order to perform under its customer agreements. Accordingly, the Company anticipates rolling forward some of its futures and option positions. This may result in significant cash inflows if the hedging contracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows if metal prices fall below the price of contracts being rolled forward.

     In late 1994 Alcoa implemented a program to protect the unrealized gains that result from the increase in metal prices. Approximately 10% of its hedge position was protected at the end of 1994 through the purchase of options from highly rated financial institutions. The maximum risk on the option contracts is the premiums paid.

     In addition, Alcoa had 14,000 mt of LME contracts out standing at year-end 1994 that cover fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market.

     Alcoa also purchases other commodities, such as natural gas and copper, for its operations and enters into contracts to eliminate volatility in the prices of such products. None of these contracts are material.

     Financial Risk

     Alcoa is subject to exposure to fluctuations in foreign currencies. As a matter of policy, Alcoa enters into foreign currency exchange contracts, including forwards and options, to manage its transactional exposure to changes in currency exchange rates.
To keep financing costs as low as possible, Alcoa uses interest rate swaps to maintain a balance between fixed and floating rate debt.

     Risk Management

     All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward. They are primarily entered into for the purpose of removing uncertainty and volatility, and principally cover underlying exposures. Alcoa's commodity and derivative activities are subject to the management, direction and control of its Strategic Risk
Management Committee. The committee is composed of the Chief Executive Officer, the Chief Financial Officer and other officers and employees that the Chief Executive Officer may select from time to time. The committee reports to the Board of Directors at each meeting on the scope of Alcoa's activities and programs.

     In 1994 Alcoa tested its policies regarding its derivatives and commodities trading activities against the recom mendations of the "Group of 30." A clarified policy was approved by the Board. The "Group of 30" was a global derivatives study group formed to help dealers and users better manage risks and issues associated with derivative activities. It was composed of worldwide industry representatives, bankers, central bankers and academics whose recommendations included issues related to the role of senior management (including the board of directors), authorization, control and disclosure of derivatives. For additional information on financial instruments, see Note R to the Financial
Statements.

  Major Interests Outside the United States

     Alcoa International Holdings Company (AIHC), a subsi-diary, holds most of the Company's investments in Australia, Hungary and Norway, nonEnterprise investments in Japan and the Netherlands, and several wholly owned subsidiaries that act as sales representatives and distributors outside the U.S. for products produced by various Alcoa operations not included within the Enterprise. In 1988 AIHC issued $250 million of voting preferred stock, $50 million of which was redeemed in 1994.

     AofA, owned 60% by AIHC since the establishment of the Enterprise, operates integrated aluminum facilities in Australia, including mining, refining, smelting and fabricating facilities. More than half of AofA's 1994 revenues were derived from alumina, and the balance was derived principally from primary aluminum, rigid container sheet (RCS) and gold.

     Alcoa Brazil Holdings Company (ABHC) holds Alcoa's
59% interest in Aluminio, an integrated aluminum producer in Brazil. Aluminio operates mining, refining, smelting and fabricating facilities at various locations in Brazil. Approximately 21% of Aluminio's 1994 revenues were derived from primary aluminum, and exports accounted for approximately one fourth of its revenues.

     In connection with the establishment of the Enterprise, during the first quarter of 1995, Abalco
S.A. (Abalco) in Brazil, 60% owned by ABHC and 40% owned by WMC, will acquire 35% of Aluminio's 54% and 13.2% interests in the Alumar Refinery and MRN, respectively, thus obtaining effective ownership of 18.9% in the Alumar Refinery and 4.6% in MRN.

     Alcoa Alumina & Chemicals, L.L.C. (owned 60% by
Alcoa and 40% by WMC) holds all of the Company's bauxite, alumina and industrial chemicals investments in Guinea, India, Japan, Singapore and the U.S. and, with
Alcoa Caribbean Alumina Holdings, L.L.C. (also owned 60% by Alcoa and 40% by WMC), holds all of the Company's bauxite and alumina operations in Jamaica and the bauxite, alumina and smelting operations in Suriname.

Alumina and Chemicals Segment

     Bauxite, aluminum's principal raw material, is refined into alumina through a chemical process and is then smelted into primary aluminum. Approximately one half of the Company's alumina production in 1994 was sold to third parties. The Company sells alumina-based chemicals to customers in a broad spectrum of industries for use in refractories, ceramics, abrasives, chemicals processing and other specialty applications.

  Bauxite

     Most of the bauxite mined and alumina produced by the Company, except by AofA, is further processed into aluminum. All of the Company's bauxite interests are now included in the Enterprise with the exception of Alcoa's bauxite mines in Arkansas, and Aluminio's 8.6% interest in MRN and its bauxite mines in Pocos de Caldas, Brazil.

     The Company has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea which is now included among the investments of the Enter-prise. Alcoa negotiated new agreements in 1994 to replace the contracts scheduled to expire in 1995. The new agree-ments expire after 2011. This bauxite services most of the requirements of the Point Comfort, Texas alumina refinery. Suralco mines bauxite in Suriname under rights which expire after the year 2000. Suralco also holds a 26% minority interest in a bauxite mining joint venture managed by the majority owner, a Billiton affiliate formerly of the Royal Dutch/Shell Group which was acquired in 1994 by Gencor Limited of South Africa (Gencor). Bauxite from both mining operations serves Suralco's share of the refinery in Suriname referred to below.

     AofA's bauxite mineral leases expire in 2003. Renewal options allow AofA to extend the leases until 2045. The natural gas requirements of the refineries are supplied primarily under a contract with the parties comprising the North West Shelf Gas Joint Venture. The contract expires in 2005 and imposes minimum purchase requirements.

     Bauxite mining rights in Jamaica expire after the year
2020. These rights are owned by the joint venture with the government of Jamaica referred to in the next section.

  Alumina

     Alumina, a commodity, is sold principally from operations in Australia, Jamaica and Suriname. Most of the alumina supply contracts are negotiated on the basis of agreed volumes over a multi-year time period to assure a continuous supply of alumina to the smelters which receive the alumina. Most alumina is sold under contracts where prices are negotiated periodically or are based on formulas related to aluminum ingot market prices or to production costs. An imbalance of alumina demand and supply has resulted in declining alumina prices.

     AofA is the world's largest and one of the lowest-cost producers of alumina. Its three alumina plants, located in Kwinana, Pinjarra and Wagerup in Western Australia, have in the aggregate an annual rated capacity of approximately
6.4 million mt. Most of AofA's alumina is sold under supply contracts to a number of customers worldwide.

     Suralco owns 55% of the 1.6 million mt per year alumina refinery in Paranam, Suriname and operates the plant. An affiliate of Gencor holds the remaining 45%.

     An Alcoa subsidiary and a corporation owned by the government of Jamaica are equal participants in a joint venture, managed by the subsidiary, that owns an alumina refinery in Clarendon Parish, Jamaica. Annual alumina capacity at the Clarendon refinery will be increased from 800,000 to approximately 1,000,000 mt in the next several years.

     Aluminio is the operator of the Alumar Consortium
(Alumar), a costsharing and production-sharing venture which owns a large refining and smelting project near the northern coastal city of Sao Luis, Brazil. The Alumar
Refinery has an annual capacity of approximately
1,000,000 mt, and is owned 35.1% by Aluminio, 36% by an affiliate of Gencor, 18.9% by Abalco and 10% by an affiliate of Alcan Aluminium Limited (Alcan). A majority of the alumina production is consumed at the smelter.

     Aluminio holds an 8.6% interest and Abalco holds a 4.6% interest in MRN, a mining company which is jointly owned by affiliates of Alcan, Companhia Brasileira de
Aluminio, Companhia Vale do Rio Doce, Gencor, Norsk Hydro and Reynolds Metals Company. Aluminio purchases bauxite from MRN under a long-term supply contract.

     At Pocos de Caldas, Brazil, Aluminio mines bauxite and operates a refinery which produces alumina, primarily for its nearby smelter.

  Industrial Chemicals

     Alcoa sells industrial chemicals to customers in a broad spectrum of markets for use in refractories, ceramics, abrasive chemicals processing and other specialty applica-tions. A variety of industrial chemicals, principally alumina based chemicals, are produced or processed at plants located in Mobile, Alabama; Bauxite, Arkansas; Ft. Meade, Florida; Dalton, Georgia; Lake Charles and Vidalia, Louisiana; Leetsdale, Pennsylvania; Nashville, Tennessee; Point Comfort, Texas; Kwinana, Australia; Pocos de Caldas and Salto, Brazil; Ludwigshafen, Germany; Iwakuni and Naoetsu, Japan; and Moerdijk and Rotterdam, the Netherlands.
Aluminum fluoride, used in aluminum smelting, is produced from fluorspar or fluosilicic acid at Point Comfort and Ft. Meade. With the exception of the plants located in Pocos de Caldas and Salto, all of these facilities are now part of the Enterprise.

     In 1993 the Company and The Associated Cement Companies Ltd. of Bombay, India formed a joint venture to import, process and market tabular alumina and alumina-based chemi-cals for the refractory and ceramic industries in India.
The venture expects to complete construction of its processing plant in Falta, India in 1995.

     In September 1994, Aluminio acquired the assets of a fused alumina plant in Salto, Brazil from Carborundum.

Aluminum Processing Segment

     Revenues and shipments for the principal classes of products in the aluminum processing segment are as follows:

                                    (dollars in millions)
                                     1994    1993    1992
                                     ----    ----    ----
      Revenues:
        Aluminum ingot            $   920   $1,042   $1,336
        Flat-rolled products        3,201    2,974    3,189
        Engineered products         1,882    1,528    1,527
        Other aluminum products       473      430      465
                                   ------   ------    -----
            Total                  $6,476   $5,974   $6,517
                                   ======   ======   ======

                                       (mt in thousands)
      Shipments:
        Aluminum ingot                655      841     1,023
        Flat-rolled products        1,381    1,271     1,323
        Engineered products           433      379       353
        Other aluminum products        82       89        98
                                    -----    -----     -----
            Total                   2,551    2,580     2,797
                                    =====    =====     =====

  Aluminum Ingot

     The Company smelts primary aluminum from alumina obtained principally from the alumina refineries discussed earlier. Smelters are located at Warrick, Indiana; Massena, New York; Badin, North Carolina; Alcoa, Tennessee; Rockdale, Texas; Wenatchee, Washington; Point Henry and Portland, Australia; Pocos de Caldas and Sao Luis, Brazil; and Paranam, Suriname. The Company's smelting operations in Australia and Paranam, Suriname have been included in the Enterprise. Alcoa's consolidated annual rated primary aluminum capacity is approximately 1.9 million mt. When operating at capacity, the Company's smelters more than satisfy the primary aluminum requirements of the Company's fabricating operations. Purchases of aluminum scrap (principally used beverage cans), supplemented by purchases of ingot when necessary, satisfy any additional aluminum requirements.
Most of the Company's primary aluminum production in 1994 was delivered to other Alcoa operations for alloying and/or further fabricating.

     The joint venture smelter at Portland, Victoria, with an annual rated capacity of 320,000 mt, is owned 45% by AofA, 25% by the State of Victoria, 10% by the First National Resource Trust, 10% by the China International Trust and Investment Corporation, and 10% by Marubeni Aluminium Australia Pty., Ltd. (Portland Smelter Participants). A subsidiary of AofA operates the smelter. Each Portland Smelter Participant is required to contribute to the cost of operations and construction in proportion to its interests in the venture and is entitled to its proportionate share of the output. Alumina is supplied by AofA. The Portland site can accommodate additional smelting capacity.

     The Alumar Consortium aluminum smelter at Sao Luis,
Brazil has an annual rated capacity of 328,000 mt. Aluminio receives about 54% of the primary aluminum production.

     The Company utilizes electric power, natural gas and other forms of energy in its refining, smelting and
processing operations.   Aluminum is produced from alumina by
an electrolytic process requiring large amounts of electric power. Electric power accounts over time for approximately 25% of the Company's primary aluminum costs. The Company generates approximately 40% of the power used at its smelters worldwide. Most firm power purchase contracts tie prices to aluminum prices or to prices based on various indices.

     Over 40% of the power for the Point Henry smelter is generated by AofA using its extensive brown coal deposits. The balance of the power, and power for the Portland, Victoria smelter, is available under contracts with the State Electricity Commission of Victoria. Power prices are tied by formula to aluminum prices. The State Government of Victoria has announced its desire to renegotiate the power contract for the Point Henry and Portland smelters, but, after discussions, confirmed that the existing base contracts will be honored. Discussions are continuing on other aspects of power supply to the smelters, such as the terms on which additional power may be made available.

     Electric power for Alumar's Sao Luis smelter is purchased from the government-controlled power grid in Brazil at a small discount from the applicable industrial tariff price and is protected by a cap based on the LME price of aluminum. Aluminio's Pocos de Caldas smelter purchases firm and interruptible power from the government controlled electric utility. Aluminio has prepaid all of the Pocos de Caldas facility's electricity requirements through January 1, 1996.

     Over 50% of the power requirements for Alcoa's U.S. smelters is generated by the Company and the remainder is purchased from others under long-term contracts. Less than 10% of the self-generated power results from the Company's entitlement to a fixed percentage of the output from a hydro electric power facility located in the northwestern United States.

     The Company generates substantially all of the power used at its Warrick smelter using coal reserves near the smelter that should satisfy requirements through the late
1990s. Lignite is used to generate power for the Rockdale, Texas smelter. Company-owned generating units supply about half of the total requirements and the balance is purchased from a dedicated power plant under a contract which expires not earlier than 2013. See "Environmental" below.

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

     Alcoa has two principal power contracts for its Wenatchee smelter. The contract from the power output entitlement referred to above expires in 2011. The contract with Bonneville Power Administration expires in 2001 and
includes 25% interruptible power.   Power restrictions may
occur when precipitation is below normal. Beginning in 1995, a portion of the power supplied under the entitlement contract will be replaced by power purchased from the local public utility district. Additional power also may be purchased from the district.

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

     Alcoa employs its own sales force for most products sold in the packaging market. Most of the packaging revenues in 1994 were derived from RCS sold to can companies to make beverage and food cans, and can ends. The number of RCS customers in the U.S. is relatively small, in part because the number of can companies has been shrinking. Use of aluminum beverage cans continues to increase, particularly in Asia, Europe and South America, where per capita consump-tion remains relatively low. Aluminum foil and non-RCS packaging sheet are sold principally in the packaging markets.

     Aluminum's diverse characteristics, particularly its light weight and recyclability, are significant factors in packaging markets where alternatives such as steel, plastic and glass are competitive materials. Leadership in the packaging markets is maintained by improving processes and facilities, as well as by providing research and technical support to customers.

     Light gauge aluminum sheet and foil products are manu-factured at several locations. RCS is produced at Warrick, Indiana; Alcoa, Tennessee; Point Henry, Australia; Moka, Japan (a joint venture facility); and Swansea, Wales. Light gauge sheet and foil are produced at Lebanon, Pennsylvania and foil also is produced at Davenport, Iowa. Light gauge sheet, foil products and laminated evaporator panels are manufactured by Aluminio at Recife, Brazil.

     In early 1995 the Company and Shanghai Aluminum Fabri-cation Plant (SAFP) agreed to form a joint venture company to acquire and operate SAFP's existing aluminum foil and foil laminate production facility in Shanghai, China. The joint venture company will be owned 60% by Alcoa and 40% by SAFP. The facilities currently produce approximately
8,500 mt of aluminum foil per year. The joint venture is expected to commence operations at the end of March 1995, following receipt of all necessary Chinese government approvals.

     Used aluminum beverage cans are an important source
of metal for RCS. The cost of used beverage cans declined in 1993 and in early 1994 as primary aluminum prices dropped
but rebounded thereafter.   Recycling aluminum conserves raw
materials, reduces litter and saves energy about 95% of the energy needed to produce aluminum from bauxite. Also, recycling capacity costs much less than new primary aluminum capacity. Can recycling or remelt facilities are located at or near Alcoa's Indiana and Tennessee plants.

     The Company has a joint venture with Kobe Steel, Ltd.
(Kobe) in Japan.  The venture, KSL Alcoa Aluminum Company,
Ltd. (KAAL), began commercial operations from its newly constructed cold rolling mill at Moka, Japan in 1993. It manufactures and sells RCS in Japan and other Asian countries. AIHC holds a 50% interest in KAAL. Alcoa supplies aluminum to the joint venture.

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

    The Company's largest sheet and plate plant is located at Davenport, Iowa. It produces products requiring special alloying, heat treating and other processing, some of which are unique or proprietary. The Company serves European sheet and plate markets through a distribution center opened in Paal, Belgium during late 1993.

     Alcoa continues to develop alloys and products for aerospace applications, such as new aluminum alloys for application in the Boeing 777 aircraft. A research and development effort also has resulted in the commercial development of a series of aluminum and aluminum-lithium alloys which offer significant weight savings over traditional materials for aerospace and defense applications.

     The Company and Kobe also have two joint venture companies, one in the U.S. and one in Japan, to serve the transportation industry. The initial emphasis of these companies is on expanding the use of aluminum sheet products in passenger cars and light trucks.

     In late 1992 AIHC acquired a 50.1% interest in Kofem Kft., a subsidiary of the government-owned Hungarian Alumi-nium Industrial Corporation (Hungalu). The venture, Alcoa Kofem Kft. (A-K), produces common alloy flat and coiled sheet, soft alloy extrusions and end products for the building, construction, food and agricultural markets in central and western Europe. A-K will invest up to $146 million, including part of AIHC's initial investment, over a period of five years for product quality and environmental and safety upgrades at the A-K facility. Alcoa is providing technological and operational expertise to A-K.

  Engineered Products

     Engineered products principally include extrusion and tube, wire, rod and bar, forgings, castings, aluminum building products, aluminum memory disk blanks and other products which are sold in a wide range of markets, but principally in the transportation market.

     Aluminum extrusions and tube are produced principally at five U.S. locations. The Chandler, Arizona plant produces hard alloy extrusions and tube; the Lafayette, Indiana plant produces a broad range of common and hard alloy extrusions and tube; the Baltimore, Maryland plant produces large press extrusions; and plants at Tifton, Georgia and Delhi, Louisiana produce common alloy extrusions. In 1994, the Company announced the shutdown of the hard alloy extrusion and tube and forgings facilities at its Vernon, California plant following rejection of its proposal for union contract concessions, however, it continues to produce cast aluminum plate at the plant.

     In late 1993 Alcoa and VAW Aluminium AG (VAW) formed a joint venture to produce and market high-strength aluminum extrusions, tube and rod to serve principally European transportation and defense markets.  An Alcoa subsidiary owns 60% and VAW owns
40% of the venture which is called Alcoa VAW Hannover
Presswerk GmbH & Co. KG and is located in Hannover, Germany.

     Alcoa's Delhi facility is supplying Toyota Motor Company
(Toyota) with extruded aluminum front and rear bumpers for the 1995 Toyota Avalon to be assembled at Georgetown, Kentucky. The bumpers were jointly designed by Alcoa and Toyota.

     The Company also produces extrusions in the Netherlands.
See "Other Aluminum Products" below.   A 50-50 limited
partnership formed with Kobe in 1991 to manufacture and market aluminum tube for photoreceptors for North American markets ceased manufacturing operations in early 1994 and was dissolved in late 1994.

     Alcoa Construction Products produces and markets resi-dential aluminum siding and other aluminum building products.
These products are sold principally to distributors and jobbers.

     Aluminum forgings are produced at Cleveland, Ohio; and Bologne, France. Forgings are sold principally in the aerospace, defense and transportation markets. Forged aluminum wheels for truck, bus and automotive markets are produced at Cleveland, Ohio.

     During the first quarter of 1995 the Company formed a joint venture with a subsidiary of CMI International, Inc.
to produce cast aluminum automotive parts. The Company holds a 50% interest in the venture called A-CMI.

     Mechanical-grade redraw rod, wire and cold-finished rod and bar are produced at Massena, New York and are sold to distributors and customers for a variety of applications in the building and transportation markets.

     Aluminum extruded products are manufactured by a sub-sidiary of Aluminio in Argentina and at several Aluminio locations in Brazil. Aluminio also produces aluminum electrical cables at its Pocos de Caldas plant.

  Other Aluminum Products

     Alcoa Automotive Structures GmbH was formed in 1991 to produce aluminum components and sub-assemblies for aluminum automotive spaceframes. Aluminum spaceframes represent a significant departure from the traditional method and material used to manufacture primary auto body structures. In 1993 Alcoa completed construction and began operating a unique multi-million dollar plant in Soest, Germany to supply aluminum spaceframe products to its first customer, Audi AG. In 1994 Audi began marketing its new A8 luxury sedan, the first automobile to utilize a complete aluminum spaceframe body structure. The aluminum body structure of the A8 is a result of a cooperation between Alcoa and Audi that began in 1981, and is constructed from components and subassemblies that are or will be produced by Alcoa. Alcoa continues to cooperate with several automobile manufacturers in Europe, North America and Japan to develop new automotive applications for aluminum products.

     In February 1995 Alcoa announced plans to build a plant in Northwood, Ohio, near Toledo, to manufacture aluminum structural assemblies for the automotive industry.

     Aluminio produces aluminum truck and van bodies in Sao
Paulo, Brazil.

     Alcoa produces aluminum closures for bottles at Richmond, Indiana; Worms, Germany; Nogi and Ichikawa, Japan;
and near Barcelona, Spain.

     The Company sells aluminum scrap and produces and markets aluminum paste, particles, flakes and atomized powder.

     Subsidiaries of Alcoa Nederland Holding B.V. (ANH) produce extrusions, common alloy sheet products and a variety of finished products for the building industry, such as aluminum windows, doors and aluminum ceiling systems, as well as products for the agricultural industry such as automated greenhouse systems.

     Alutodo de Mexico, S.A. de C.V., a subsidiary, buys and sells aluminum and aluminum products through distribution centers at several locations in Mexico.

Non Aluminum Products Segment

     Alcoa produces plastic closures for bottles at Craw-fordsville, Indiana; Olive Branch, Mississippi; Buenos
Aires, Argentina; Sao Paulo, Brazil; Santiago, Chile;
Tianjin, China; Bogota, Colombia; Tellig, Germany;
Szekesfehervar, Hungary; Nogi and Ichikawa, Japan;
Saltillo, Mexico; and near Barcelona, Spain. The Company operates a plastic closures decorating facility at Lima, Peru and expects to start up plastic closures and PET injection and blow molding facilities at Lima in 1995.
Aluminio developed technology for and now produces PET preforms and finished PET bottles at several plant and customer sites in Brazil and Argentina. Pre-forms and bottles are also made at Saltillo, Mexico.

     In 1994 the Company and Zepf Technologies USA Inc.
formed Alcoa Zepf, L.L.C, a joint venture company 60% controlled by the Company, which manufactures rapid change over and quick-change bottle control parts for the beverage industry. Alcoa also participates in a joint venture with Al Zayani Investments W.L.L. of Bahrain, known as Gulf Closures W.L.L., that manufactures plastic beverage container closures for markets in the Middle East.
Alcoa's worldwide closure businesses are coordinated from Indianapolis, Indiana. The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and is gaining momentum in other countries.

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

     Alcoa Fujikura Ltd. (AFL), owned 51% by Alcoa and
49% by Fujikura Ltd. of Japan, produces and markets automotive electrical distribution systems (EDS), as well as fiber optic products and systems for selected electric utilities and telecommunications markets. AFL is a Q-1 supplier and recently received the Ford Motor Company TQE Award. AFL is now supplying EDS to Subaru of America, Inc. (in the U.S.), Auto Alliance, Inc. (Mazda-Ford joint venture) and PACCAR Inc. In 1994 AFL acquired a 90% interest in Michels GmbH & Co. KG, a manufacturer of EDS for automobiles, appliances and farm equipment with three plants in Germany and five plants in Hungary. AFL's Stribel group of companies are European manufacturers of electromechanical and electronic components for the European automotive market.

     Alcoa Construction Product's principal product for building and construction markets is vinyl siding. Other non-aluminum building products include vinyl windows, window lineal systems, shutters and building accessories, and wood windows and patio doors.

     Norcold and Stolle Products Divisions manufacture recreational vehicle refrigerators, auto parts and appliance control panels.

     A subsidiary, Alcoa Electronic Packaging, Inc. (AEP), produces ceramic packages used to hold integrated circuits for electronic equipment. During 1994 AEP increased ship-ments of several parts to a key customer and added two additional customers. AEP currently is working with several potential customers to broaden its market base in 1995. Production capacity is being increased to respond to these opportunities.

     Alcoa Composites, Inc., a subsidiary, principally designs and manufactures composite parts and structures for aerospace and transportation applications.

     Facilities to recover gold from AofA's mining leases in Western Australia were constructed, and mined gold first poured, in 1988. Production has been declining since 1990, and the gold deposit is expected to be depleted by 1997.

     Magnesium is produced by Northwest Alloys, Inc., a wholly-owned subsidiary in Addy, Washington (NWA), from minerals in the area owned by NWA. Alcoa uses magnesium for certain aluminum alloys. Recycling is also a source of aluminum-magnesium alloys. Responding to world magnesium market conditions NWA increased magnesium production during 1994. Third party sales of magnesium are continuing.

     Titanium and steel forgings are produced at Cleveland, Ohio and Bologne, France and are sold principally in aero-space markets.

     Aluminio produces copper electrical cables at its Pocos de Caldas and Guarulhos, Brazil plants. It also owns and operates a chain of retail construction materials outlets in Brazil.

     Alcoa's wholly owned subsidiaries own and develop luxury residential/resort communities in South Carolina and Florida; the remaining properties are being actively marketed.

Research and Development

     The Company, a technological leader in the aluminum industry, engages in research and development (R&D) programs which include basic and applied research and process and product development. The research activities are princi-pally conducted at Alcoa Technical Center (ATC), near Pittsburgh, Pennsylvania. Several subsidiaries and divisions conduct their own R&D programs, as do many plants. Expendi-tures for such activities were $126 million in 1994, $130 million in 1993 and $212 million in 1992. Most of the decrease in R&D expenditures since 1992 is related to program reductions at ATC. Substantially all R&D activities are funded by the Company and its various units. The Company's strategy has been to focus its R&D expenditures on specific programs related to existing businesses, which will lead to lower R&D expenditures in 1995.

Environmental

      Alcoa's Environmental Policy confirms its commitment to operate worldwide in a manner which protects the environment and the health of employees and of the citizens of the communities where the Company has an impact.

      The Company engages in a continuing effort to develop and implement modern technology and policies to meet environ-mental objectives. Approximately $45 million was spent during 1994 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $60 million in 1995. The costs of operating these facilities are not included in these figures. Remediation expenses being incurred by the Company are increasing at many of its facilities and at certain sites involved in proceedings under the Comprehensive Environ-mental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and other sites. See Environmental Matters on page 23 in the Annual Report to Shareholders, and Item 3 - "Legal Proceedings" below.

     Alcoa's operations, like those of others in manufacturing industries, have in recent years become subject to increasingly stringent legislation and regulations to protect human health and the environment.
This trend is expected to continue. Compliance with new laws, regulations or policies could require substantial expenditures by the Company in addition to those referenced above.

     Environmental requirements also may affect the marketing of certain products manufactured by the Company. For example, legislation imposing deposits on beverage containers including aluminum cans has been passed in a number of states and is being considered elsewhere. Federal and state regulations, such as U.S.
Food and Drug Adminis tration regulations and California
Proposition 65, affect the manufacture of materials to be used in food and beverage containers. The Coalition of Northeastern Governors (CONEG) model law (as enacted by several states) governing the use or presence of certain materials has been passed in some states and may impact the manufacture of certain packages or packaging components for foods and beverages. A proposed directive similar to the CONEG legislation is under consideration by the Commission of the European Union.

     Environmental laws and regulations are important both to the Company and to the communities where it operates. The Company supports the use of sound scientific research and realistic risk criteria to analyze environmental and human health effects and to develop effective laws and regu lations in all countries where it operates. Alcoa recognizes that recycling and waste reduction offer real solutions to the solid waste problem and it continues vigorously to pursue efforts in these areas.

Employees

     During 1994 the Company employed an average of approximately 61,700 people worldwide. Three-year labor agreements ratified in 1993 cover the majority of the Company's U.S. production workers.

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

Item 3. Legal Proceedings.

     In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. It is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. Management believes, however, that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position of the Company.

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

    In response to a unilateral order issued under
Section 106 of CERCLA by the U.S. Environmental
Protection Agency (EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls
(PCBs) into the Grasse River near its Massena, New York facility, Alcoa proposed during 1993 to EPA that it engage in certain remedial activities in the Grasse River for the removal and appropriate disposal of certain river sediments. The remedial activities proposed for implementation in 1994 did not occur because of delays in securing necessary governmental approvals for the work plan for conduct of the work and disposal of the removed sediments. The Company continues to pursue this action and anticipates that the necessary approvals will occur to permit the sediment removal activity during 1995.

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

     In March 1994 the EPA included the "Alcoa (Point
Comfort)/Lavaca Bay" site on the National Priorities
List (NPL).  The site includes portions of Alcoa's Point
Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the plant. On March 31,
1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Point Comfort)/Lavaca Bay site.
The administrative order requires the Company to conduct a remedial investiga tion and feasibility study at the site overseen by the EPA. Work under the administrative order is proceeding. Certain federal and state natural resource trustees previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss, injury or destruction of natural resources in Lavaca Bay and to recover the costs for performing the assessment of such alleged damages.

     The Stolle Corporation (Stolle), a subsidiary, had advised the Ohio EPA of certain hazardous waste management practices that may not have met applicable regulatory requirements and that Stolle had been contacted by the Ohio Attorney General's Office concerning the matter.
In February 1995, this matter was settled and Stolle agreed to pay a fine of $138,000 and administrative costs to the State of Ohio. Stolle also agreed to institute a Pollution
Prevention program pursuant to Ohio EPA guidelines.

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

     Alcoa and a subsidiary were notified in September 1991 by the Department of Justice (DOJ) of its investigation regarding criminal violations of antitrust laws in the small press, hard alloy extrusion industry. On March 5, 1993, Alcoa and the subsidiary received an antitrust grand jury investigation subpoena requiring production of documents relating to pricing of small press, hard alloy extrusions. Alcoa and its subsidiary have provided the documentation requested. The investigation is continuing.

     In October 1992 Alcoa Composites, Inc. was served with a subpoena requiring the production of certain documentary material to the U.S. government in connection with an investigation to determine whether criminal violations of federal defense procurement laws or regulations occurred with respect to the subsidiary's subcontract to manufacture helicopter blades for the U.S. Army. The government has closed the criminal investigation in this matter but continues to evaluate possible adminis-trative adjustment to the subcontract price.

     In December 1992 Alcoa initiated a lawsuit against nearly one hundred different insurance carriers that provided Alcoa with insurance coverage for various periods between the years 1956 and 1985. The suit asks the court to declare that these insurance companies are required, under the terms of the policies issued, to reimburse monies spent by Alcoa in the past or future for environmental liabilities that have arisen in recent years.

     On December 21, 1992, Alcoa was named as a defendant in KML Leasing v. Rockwell Standard Corporation filed in the U.S. District Court for the District of Oklahoma on behalf of 7,317 Aero Commander, Rockwell Commander and
Gulfstream Commander aircraft owners. The complaint alleges defects in certain wingspars manufactured by Alcoa. Alcoa's aircraft builders products liability insurance carrier has assumed defense of the matter. In
May 1993, Alcoa received a reservation of rights letter from its insurance carrier which purports to reserve its rights with respect to a majority of the types of damages claimed. Alcoa continues to challenge the reservation.

     In December 1993 Alcoa was served with a subpoena from the Antitrust Division of the DOJ to produce documents to a Federal grand jury sitting in Philadelphia. The grand jury investigated pricing practices in the used beverage container and aluminum scrap markets. The matter was terminated in September 1994.

     Alcoa and Alcoa Specialty Chemicals, Inc., a subsidiary, are defendants in a case filed by Aluminum
Chemicals, Inc., et al., in the District Court of Harris
County, Texas. Plaintiffs allege claims for breach of fiduciary duty, fraud, interference with contractual and business relations, breach of contract, conversion, misappropriation of trade secrets, deceptive trade practices and civil conspiracy in connection with a former partnership, Alcoa-Coastal Chemicals. The plaintiffs are seeking lost profits and other compensatory damages in excess of $100 million, and punitive damages.

     As part of an ongoing investigation, Alcoa Fujikura
Ltd. (AFL), a subsidiary, received formal notice in March 1994 that the United States Customs Service (USCS) was contemplating issuance of a claim for monetary penalties and marking duties against AFL for allegedly fraudulent importations from Mexico of automotive wiring harnesses into the United States from July 1986 through December 1991. AFL cooperated with the USCS in an audit of the customs duties AFL paid on automotive wiring harness imports from Mexico in the 1986-1993 period. On
February 2, 1995, this matter was settled and the investigation and audit were terminated.

     In December 1993 the European Union Competition
Office and German Cartel Office began an investigation of the competitive practices of Alcoa Chemie, GmbH, a subsidiary, in the tabular alumina business in Germany.
The subsidiary cooperated with the investigation and is awaiting response from the authorities.

     In August 1994 the DOJ issued a Civil Investigative
Demand (CID) to Alcoa regarding activities undertaken by Alcoa in response to a multinational Memorandum of Under-standing negotiated by the U.S. government and other sovereign nations. Alcoa complied with the request in November 1994.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.

Item 4A. Executive Officers of the Registrant.

     The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of March 1, 1995 are listed below.

     Paul H. O'Neill, 59, Chairman of the Board and Chief
Executive Officer. Mr. O'Neill became a director of Alcoa in 1986 and was elected Chairman of the Board and Chief
Executive Officer effective in June 1987.  Before joining
Alcoa, Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper
Company.

     Alain J. P. Belda, 51, Executive Vice President.
Mr. Belda was elected Executive Vice President in
March 1994. He was President of Alcoa Aluminio S.A. in
Brazil from 1979 to March 1994.  Mr. Belda was elected
Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 he was named President - Latin America for the Company. In his current assignment Mr. Belda works with 10 Alcoa business unit presidents.

     George E. Bergeron, 53, Vice President and
President Rigid Packaging Division. Mr. Bergeron was named President - Alcoa Closure Systems International in 1982 and was elected Vice President and General
Manager - Rigid Packaging Division in July 1990. He assumed his current responsibilities in 1991.

     Peter R. Bridenbaugh, 54, Executive Vice President and Chief Technical Officer. Dr. Bridenbaugh became
Director, Alcoa Laboratories in 1983.  He was elected
Vice President Research and Development in 1984. He assumed his current responsibilities in 1991.

     John L. Diederich, 58, Executive Vice President
Chairman's Counsel.  Mr. Diederich was elected
Managing Director of Alcoa of Australia Limited and
Vice President of Alcoa in 1982.  He was named Vice
President - Metals and Chemicals in July 1986 and was elected a Group Vice President in October 1986.
He assumed his current responsibilities in 1991.

     Richard L. Fischer, 58, Executive Vice President
Chairman's Counsel.  Mr. Fischer was elected Vice
President and General Counsel in 1983 and became a Senior Vice President in 1984. From 1985 through
1989 he also had responsibility for Government and Public Affairs. He was given additional responsibilities in 1986 for Corporate Development and in 1989 for the Company's expansion activities in Europe and Asia. He assumed his current responsibilities in 1991.

     Ronald R. Hoffman, 60, Executive Vice President -
Human Resources, Quality, and Communications. Mr. Hoffman, an officer since 1975, was named Vice President Flat Rolled
Products in 1979.  He was elected a Group Vice President in
1984 and was given responsibility for the Company's
Packaging Systems group in 1986. He assumed his current responsibilities in 1991.

     Jan H. M. Hommen, 51, Executive Vice President and
Chief Financial Officer.  Mr. Hommen was Financial
Director of Alcoa Nederland until 1979 when he was elected Assistant Treasurer - Corporate Finance of
Alcoa.  He was elected Treasurer in August 1986 and
Vice President and Treasurer in December 1986. He was elected to his current position in 1991.

     Frank P. Jones, Jr., 65, Vice President - Government
Affairs.   Mr. Jones was named Manager - Government
Affairs in 1967 and General Manager in 1970. He was elected to his current position in 1971.

     Richard B. Kelson, 48, Executive Vice President
Environment, Health and Safety, and General Counsel.
Mr. Kelson was appointed Assistant Secretary and
Managing General Attorney in 1984 and Assistant General
Counsel in 1989.  He was elected Senior Vice
President Environment, Health and Safety in 1991 and
Executive Vice President and General Counsel in May
1994.

      L. Richard Milner, 48, Vice President - Corporate
Development.  Mr. Milner was named General Manager
Castings Division in 1984 and General Manager -
Primary Products, Marketing in 1986. In 1987 he assumed responsibility as Director - Corporate
Development. He was elected to his current position in 1991.

     Robert F. Slagle, 54, Vice President and Managing
Director - Alcoa of Australia Limited. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984.
In 1986, he was named Vice President Industrial
Chemicals and, in 1987, was named Vice President
Industrial Chemicals and U.S. Alumina Operations.
Mr. Slagle was named Vice President - Raw Materials,
Alumina and Industrial Chemicals in 1989 and Managing
Director - Alcoa of Australia Limited in 1991.

     G. Keith Turnbull, 59, Executive Vice President
Strategic Analysis/Planning and Information. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director Technology Planning in 1982 and Vice President Technology Planning in 1986. In 1991 he was elected to his current position.

                              PART II

Item 5.  Market for the Registrant's Common Equity and
Related Stockholder Matters.

     Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on pages 46 through 47 of the 1994 Annual Report to Shareholders (the Annual
Report) and are incorporated herein by reference.

     At March 7, 1995 (the record date for the Company's
1995 annual shareholders meeting) there were approximately
55,200 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

     The comparative columnar table showing selected finan-cial data for the Company is set forth on page 18 of the Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

     Management's review and comments on the consolidated financial statements are set forth on pages 18 through 24 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 25 through 37 of the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                              PART III

Item 10.  Directors and Executive Officers of the
Registrant.

     The information regarding Directors is contained under the caption "Board of Directors" on pages 4 through 8 of the Registrant's definitive Proxy Statement dated
March 14, 1995 (the Proxy Statement) and is incorporated herein by reference.

     The information regarding executive officers is set forth in Part I, Item 4A under "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

     This information is contained under the caption
"Compensation of executive officers" on pages 9 through 14 of the Proxy Statement. The performance graph and Compensation Committee Report shall not be deemed to be "filed."

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     This information is contained under the caption
"Security ownership" on page 9 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     This information is contained under the caption
"Certain relationships and related transactions" on page 8 of the Proxy Statement and is incorporated herein by reference.

                               PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8K.

  (a) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 25 through 37 of the Annual Report and are incorporated herein by reference.

        With the exception of the aforementioned information and the information incorporated by reference in Part II hereof, the Annual Report is not to be deemed filed as part of this report.

        The following report and additional financial data should be read in conjunction with the Company's consoli-dated financial statements in the Annual Report:

        Independent Accountant's Report of Coopers &
        Lybrand dated January 11, 1995 on the
        Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended December 31, 1994, 1993 and 1992 and related consent dated March 14, 1995.

        Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 1994, 1993 and 1992.

  (b)   Reports filed on Form 8-K.  The Company filed a
Report on Form 8-K, dated November 11, 1994, with the
Securities and Exchange Commission consisting of a press release concerning a two-for-one split of the Company's common stock, increase in common stock dividend and resumption of common stock repurchase program.

  (c)   Exhibits.

Exhibit
Number                      Description*
- ------                      -----------

3(a).     Articles of the Registrant as amended,
          incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

3(b). By-Laws of the Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10(a).    Long Term Stock Incentive Plan, effective
          January 1, 1992, incorporated by reference to exhibit 10(a) to the Company's Annual
          Report on Form 10-K for the year ended
          December 31, 1991.

10(a)(1). Amendments to Long Term Stock Incentive
          Plan, effective January 1, 1995 (subject to shareholder approval) (filed herewith).

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

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective
          January 1, 1989 (filed herewith).

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(e)(1). Amendment to Employees' Excess Benefit
          Plan, Plan D, effective October 30, 1992
          (filed herewith).

10(f). Employment Agreement of Paul H. O'Neill, as amended through February 25, 1993, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and exhibit 10(f)(2) to the Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1992.

10(g). Deferred Fee Plan for Directors, as amended effective November 1, 1992, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(h).    Restricted Stock Plan for Non-Employee
          Directors, as amended effective March 10, 1995 (filed herewith).

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

10(j)(1). Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1,
          1994 and January 1, 1995 (filed herewith).

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

11.       Computation of Earnings per Common Share.

12.       Computation of Ratio of Earnings to Fixed
          Charges.

13.       Portions of Alcoa's 1994 Annual Report to
          Shareholders.

18.       Letter regarding changes in accounting
          principles.

21.       Subsidiaries and Equity Entities of the
          Registrant.

23.       Consent of Independent Certified Public
          Accountants.

24.       Power of Attorney for certain directors.

27.       Financial data schedule.

     * Exhibit Nos. 10(a) through 10(k) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

  (d)  Financial Statement Schedule.

To the Shareholders and Board of Directors
Aluminum Company of America

     Our report on the consolidated financial statements of Aluminum Company of America has been incorporated by reference in this Form 10-K from page 25 of the 1994
Annual Report to Shareholders of Aluminum Company of America. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                             /S/COOPERS & LYBRAND L.L.P.
                                COOPERS & LYBRAND L.L.P.

600 Grant Street
Pittsburgh, Pennsylvania
January 11, 1995

                 SCHEDULE II - VALUATION AND QUALIFYING
              ACCOUNTS FOR THE YEARS ENDED DECEMBER 31
                              (in millions)

Col. A                               Col. B                Col. C              Col. D           Col. E
- ------                               ------                ------              ------           ------
                                                         Additions
                                             --------------------------
                                 Balance at  Charged to     Charged to
                                 beginning   costs and        other                         Balance at
Description                      of period   expenses       accounts (A)   Deductions (B)   end of period
- -----------                      ---------   --------       ------------   --------------   -------------

Allowance for doubtful accounts:

    1994                           $ 33.2      $13.4           $(2.0)(A)     $ 7.2(B)          $ 37.4

    1993                             17.7      $19.2           $(0.2)(A)     $ 3.5(B)          $ 33.2

    1992                           $ 17.3      $ 6.8           $(3.1)(A)     $ 3.3(B)          $ 17.7

Income tax valuation allowance:

    1994                           $171.4      $19.9              -          $21.3(D)          $170.0

    1993                           $157.3      $52.7              -          $38.6(D)          $171.4

    1992                           $156.1(C)   $ 1.2              -             -              $157.3

Notes:  (A)   Collections on accounts previously written off, acquisition of subsidiaries and foreign currency translation adjustments.
        (B)   Uncollectible accounts written off.
        (C)   Represents the implementation of SFAS 109 effective January 1, 1992.
        (D)   Related primarily to utilization of tax loss carryforwards.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                 ALUMINUM COMPANY OF AMERICA


March 22, 1995                By /s/ Earnest J. Edwards
                                     Earnest J. Edwards
                              Vice President and Controller
                              (Also signing as Principal
                               Accounting Officer)

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                 Date


/s/ Paul H. O'Neill   Chairman of the Board     March 22, 1995
    Paul H. O'Neill   and Chief Executive
                      Officer (Principal
                      Executive Officer and
                      Director)


/s/ Jan H. M. Hommen  Executive Vice President  March 22, 1995
Jan H. M. Hommen      and Chief Financial
                      Officer (Principal
                      Financial Officer)

Kenneth W. Dam, John P. Diesel, Joseph T. Gorman, Judith
M. Gueron, Sir Ronald C. Hampel, John P. Mulroney, Sir
Arvi Parbo, Henry B. Schacht, Forrest N. Shumway,
Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 22, 1995, by Barbara S. Jeremiah, their
Attorney-in-Fact.*


*By /s/ Barbara S. Jeremiah
        Barbara S. Jeremiah Attorney-in-Fact

                      EXHIBIT INDEX

Exhibit
Number                Description
- ------                -----------

3(a).     Articles of the Registrant as amended,
          incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

3(b). By-Laws of the Registrant, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10(a).    Long Term Stock Incentive Plan, effective
          January 1, 1992, incorporated by reference to
          exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(a)(1). Amendments to Long Term Stock Incentive Plan, effective January 1, 1995 (subject to shareholder approval) (filed herewith).

10(b). Employees' Excess Benefit Plan, Plan A, incorpo-rated by reference to exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1980.

10(c).    Incentive Compensation Plan, as amended effective
          January 1, 1993, incorporated by reference to
          exhibit 10(c) to the Company's Annual Report on Form
          10-K for the year ended December 31, 1992.

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective
          January 1, 1989 (filed herewith).

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1992.

10(e)(1). Amendment to Employees' Excess Benefit Plan,
          Plan D, effective October 30, 1992 (filed herewith).

10(f). Employment Agreement of Paul H. O'Neill, as amended through February 25, 1993, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(g). Deferred Fee Plan for Directors, as amended effective November 1, 1992, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(h). Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995 (filed herewith).

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

10(j)(1). Amendments to Deferred Compensation Plan, effec-tive January 1, 1993, February 1, 1994 and
          January 1, 1995 (filed herewith).

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

11.       Computation of Earnings per Common Share.

12.       Computation of Ratio of Earnings to Fixed
          Charges.

13.       Portions of Alcoa's 1994 Annual Report to
          Shareholders.

18.       Letter regarding changes in accounting principles.

21.       Subsidiaries and Equity Entities of the
          Registrant.

23.       Consent of Independent Certified Public
          Accountants.

24.       Power of Attorney for certain directors.

27.       Financial data schedule.