Form 10-Q
period 1995-03-31
ALUMINUM CO OF AMERICA
filed 1995-05-11
CIK 4281

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


For the Quarter Ended March 31, 1995    Commission File Number 1-3610


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

                                        Yes  X    No

     As of May 10, 1995, 178,152,055 shares of common stock, par value $1.00, of the Registrant were outstanding.




                 PART I - FINANCIAL INFORMATION
Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)



                                                           (unaudited)
                                                            March 31,   December 31
ASSETS                                                        1995         1994
                                                           -----------  -----------
Current assets:
  Cash and cash equivalents (includes cash of $101.9 in
  1995 and $177.5 in 1994)(a)                               $   718.3    $   619.2
  Short-term investments(a)                                       6.5          5.5
  Receivables from customers, less allowances:
    1995-$40.0; 1994-$37.4                                    1,722.9      1,440.6
  Receivable from WMC, net                                        -          366.9
  Other receivables                                             249.2        182.5
  Inventories (b)                                             1,408.3      1,144.2
  Deferred income taxes                                         237.2        235.6
  Prepaid expenses and other current assets                     191.8        158.7
                                                             --------     --------
    Total current assets                                      4,534.2      4,153.2
                                                             --------     --------

Properties, plants and equipment, at cost                    14,525.9     14,502.3
Less, accumulated depreciation, depletion and
  amortization                                                7,925.7      7,812.9
                                                             --------     --------
    Net properties, plants and equipment                      6,600.2      6,689.4
                                                             --------     --------
Other assets                                                  1,595.9      1,510.6
                                                             --------     --------
    Total assets                                            $12,730.3    $12,353.2
                                                             ========     ========

LIABILITIES
Current liabilities:
  Short-term borrowings                                     $   290.7    $   261.9
  Accounts payable, trade                                       799.6        739.3
  Accrued compensation and retirement costs                     326.4        363.9
  Taxes, including taxes on income                              328.2        393.0
  Provision for layoffs and impairments                          69.1         84.4
  Other current liabilities                                     763.5        557.0
  Long-term debt due within one year                            135.0        154.0
                                                             --------     --------
    Total current liabilities                                 2,712.5      2,553.5
                                                             --------     --------
Long-term debt, less amount due within one year               1,041.7      1,029.8
Accrued postretirement benefits                               1,842.8      1,850.5
Other noncurrent liabilities and deferred credits             1,018.6      1,011.8
Deferred income taxes                                           271.4        220.6
                                                             --------     --------
    Total liabilities                                         6,887.0      6,666.2
                                                             --------     --------

MINORITY INTERESTS                                            1,769.9      1,687.8
                                                             --------     --------

SHAREHOLDERS' EQUITY
Preferred stock                                                  55.8         55.8
Common stock                                                    178.9        178.7
Additional capital                                              665.3        663.5
Translation adjustment                                          (78.9)       (68.6)
Retained earnings                                             3,286.1      3,173.9
Unfunded pension obligation                                      (5.9)        (4.0)
Treasury stock, at cost                                         (27.9)         (.1)
                                                             --------     --------
Total shareholders' equity                                    4,073.4      3,999.2
                                                             --------     --------
Total liabilities and shareholders' equity                  $12,730.3    $12,353.2
                                                             ========     ========

                        (see accompanying notes)


Alcoa and subsidiaries
Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                                 First quarter ended
                                                       March 31
                                                      ----------

                                                  1995         1994
                                                  ----         ----
REVENUES
Sales and operating revenues                   $3,009.8     $2,221.6
Other income                                       19.7          7.5
                                                -------      -------
                                                3,029.5      2,229.1
                                                -------      -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses       2,178.8      1,747.9
Selling, general administrative and other
  expenses                                        167.8        140.2
Research and development expenses                  32.0         31.7
Provision for depreciation, depletion and
  amortization                                    170.7        173.4
Interest expense                                   24.9         25.5
Taxes other than payroll and severance
  taxes                                            33.0         28.4
Special items (c)                                   -           79.7
                                                -------      -------
                                                2,607.2      2,226.8
                                                -------      -------

EARNINGS
   Income before taxes on income                  422.3          2.3
Provision for taxes on income (d)                 143.3           .8
                                                -------      -------
   Income from operations                         279.0          1.5
Less: Minority interests' share                   (85.2)       (41.9)
                                                -------      -------
Income (loss) before extraordinary loss           193.8        (40.4)
Extraordinary loss on debt prepayment,
  net of $40.4 tax benefit (e)                      -          (67.9)
                                                -------      -------

NET INCOME (LOSS)                              $  193.8     $ (108.3)
                                                =======      =======

Earnings (loss) per common share: (f)
   Before extraordinary loss                   $   1.08     $   (.23)
   Extraordinary loss                               -           (.38)
                                                -------      -------
Earnings (loss) per common share               $   1.08     $   (.61)
                                                =======      =======

Dividends paid per common share                $   .225     $    .20
                                                =======      =======

                    (see accompanying notes)


Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)


                                                              Three months ended
                                                                   March 31
                                                                   --------
                                                              1995          1994
                                                           ---------     ----------
CASH FROM OPERATIONS
Net income                                                $   193.8      $   (108.3)
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                    172.0           177.5
  Reduction of assets to net realizable value                   -              32.8
  Increase (reduction) in deferred income taxes                39.8           (97.0)
  Equity (income) losses before additional taxes, net of
    dividends                                                 (15.1)             .5
    Provision for special items                                 -              46.9
  (Gains) from financing and investing activities              (3.1)           (1.4)
  Book value of asset disposals                                 5.2             6.1
  Extraordinary loss                                            -              67.9
  Minority interests                                           85.2            41.9
  Other                                                         4.2            16.7
  Increase in receivables                                    (241.3)          (51.5)
  (Increase) reduction in inventories                        (279.0)            5.0
  Increase in prepaid expenses and other current assets       (34.5)           (9.0)
  Increase (reduction) in accounts payable and accrued
    expenses                                                  183.4           (46.9)
  Reduction in taxes, including taxes on income               (61.4)          (45.7)
  Payment of amortized interest on deep discount bonds          -              (8.6)
  Net change in noncurrent assets and liabilities              (5.1)            9.2
                                                           --------       ---------
    CASH FROM OPERATIONS                                       44.1            36.1
                                                           --------       ---------

FINANCING ACTIVITIES
Net changes in short-term borrowings                           29.3           (30.7)
Common stock issued and treasury stock sold                     2.0            23.9
Repurchase of common stock                                    (27.8)            -
Dividends paid to shareholders                                (41.0)          (36.0)
Dividends paid to minority interests                           (5.1)          (20.2)
Additions to long-term debt                                    47.2           357.1
Payments on long-term debt                                    (54.8)         (291.1)
                                                           --------       ---------
    CASH FROM (USED FOR) FINANCING ACTIVITIES                 (50.2)            3.0
                                                           --------       ---------

INVESTING ACTIVITIES
Capital expenditures                                         (151.3)         (117.5)
Additions to investments                                       (7.1)           (1.3)
Net change in short-term investments                            (.9)           13.0
Changes in minority interests                                  36.6            (2.5)
Loan to WMC                                                  (121.8)            -
Net proceeds from Alcoa/WMC transaction                       366.9             -
Other - receipts                                                4.0             1.8
      - payments                                              (16.0)          (15.2)
                                                           --------       ---------
    CASH USED FOR INVESTING ACTIVITIES                        110.4          (121.7)
                                                           --------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (5.2)            6.6
                                                           --------       ---------
CHANGES IN CASH
Net change in cash and cash equivalents                        99.1           (76.0)
Cash and cash equivalents at beginning of year                619.2           411.7
                                                           --------       ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   718.3      $    335.7


                        (see accompanying notes)


           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia
        Limited (AofA) begin on page 13.

   (b)  Inventories consisted of:
                                    March 31      December 31
                                      1995           1994
                                  -----------     -----------
        Finished goods             $  304.5        $  249.6
        Work in process               557.2           456.1
        Bauxite and alumina           217.8           195.2
        Purchased raw materials       211.5           131.0
        Operating supplies            117.3           112.3
                                    -------         -------
                                   $1,408.3        $1,144.2
                                    =======         =======

        Approximately 55.7% of total inventories at March 31, 1995 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $726.9 and $691.9 higher at March 31, 1995 and
        December 31, 1994, respectively.

   (c) The special charge of $79.7 in the 1994 first quarter was for closing a forgings and extrusion plant in Vernon, California. The charge included $32.8 for asset write-offs and $46.9 related mostly to severance costs.

   (d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1995 estimated effective tax rate of 34% and the U.S.
        statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

   (e) The extraordinary loss in the 1994 first quarter of $67.9, or 38 cents per common share, resulted from the early redemption of $225 face value of 7% deep discount debentures due 2011.

   (f) The following formula is used to compute primary earnings per common share (EPS):

        EPS = Net income - preferred dividend requirements
              --------------------------------------------
              Weighted average number of common shares outstanding for the period

        The average number of shares used to compute primary earnings per common share was 178,669,937 in 1995 and 177,247,646 in 1994. Fully diluted earnings per common share are not stated since the dilution is not material.

        Per share amounts for 1994 have been restated to reflect the two-for-one stock split which occurred in February, 1995.

    In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form
    10-K for the year ended December 31, 1994.

    The financial data required in this Form 10-Q by Rule
    10-01 of Regulation S-X have been reviewed by Coopers &
    Lybrand L.L.P., the Company's independent certified public accountants, as described in their report on page 7.

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


     We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of March 31, 1995, the unaudited statements of consolidated income for the three-month periods ended March 31, 1995 and 1994, and consolidated cash flows for the three-month periods ended
March 30, 1995 and 1994, which are included in Alcoa's
Form 10-Q for the period ended March 31, 1995. These financial statements are the responsibility of Alcoa's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1994, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated
January 11, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
April 7, 1995


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.

                                               First quarter ended
                                                    March 31
                                                    --------
                                                1995        1994
                                                ----        ----
 Sales and operating revenues                $3,009.8   $2,221.6
 Income before extraordinary loss               193.8      (40.4)
 Net income                                     193.8     (108.3)
 Earnings per common share (1)
    Before extraordinary loss                    1.08       (.23)
    Net income                                   1.08       (.61)
 Shipments of aluminum products (2)               654        600


(1) Per share amounts for 1994 have been restated to reflect the two-for-one stock split which occurred in February, 1995.

(2) In thousands of metric tons


Overview
Alcoa earned $193.8, or $1.08 per common share, for the first quarter of 1995. This compares with a loss of $108.3 or 61 cents per share, in the 1994 first quarter, which included after-tax charges of $117.9, or 66 cents per share. Revenues reached a quarterly record of $3,010 compared with $2,222 for the 1994 quarter, while shipments increased 9% to 654,000 metric tons (mt).

The two charges included in the 1994 first quarter were: a special charge of $50.0 ($79.7 pretax), or 28 cents per share, for closing a forgings and extrusion plant in Vernon, Cali-fornia; and an extraordinary loss of $67.9, or 38 cents per share, for the early redemption of $225 of 7% debentures due 2011 that carried an effective interest rate of 14.7%. The Vernon charge included $20.6 for asset write-offs; most of the remaining $29.4 was for severance costs.

Alcoa of Australia Limited's (AofA) pretax income from operations of $120 for the quarter increased 42% from the comparable 1994 period primarily because of higher shipments and prices for ingot and flat-rolled products and higher prices for alumina.

In Brazil, Alcoa Aluminio's (Aluminio) first quarter 1995 pretax income from operations was $59.6, an increase of $48.4 over the 1994 period. Revenues grew by 78% due to higher prices for all aluminum products. Also, higher ship-ments for packaging and non-aluminum conductor products contributed to the strong increase in revenues and profits.

Revenue and shipment data for Alcoa's operations, divided into three segments, follow.


 First quarter ended March 31           Revenues       Shipments (000 metric tons)
 ----------------------------           --------       ---------------------------
 Segment                            1995        1994       1995        1994
 -------                            ----        ----       ----        ----

 1. Alumina and chemicals (1)      $  399      $  361      1,453       1,598
                                   ------      ------      -----       -----

 2. Aluminum processing:
      Flat-rolled products          1,081         723        374         321
      Engineered products             598         389        125          92
      Aluminum ingot                  256         211        140         167
      Other aluminum products          80         106         15          20
                                    -----       -----      -----       -----
                                    2,015       1,429        654         600
                                    -----       -----      -----       -----

 3. Non-Aluminum                      596         432
                                    -----       -----

 Total                             $3,010      $2,222
                                   ======      ======

(1) Shipment figures represent alumina only.


A discussion of each segment follows.

1. Alumina and Chemicals Segment
Total revenues for this segment was $399 in the 1995 first quarter, an increase of 11% from the comparable 1994 quarter. Alumina shipments were 9% lower than those in the 1994 first quarter. The decline in shipments was offset by a 14% increase in prices. Alumina price increases have been spurred by increases in the price and demand for primary aluminum.

In December 1994, Alcoa and Western Mining Corporation Limited (WMC) entered into a transaction to combine ownership of their respective worldwide bauxite, alumina and inorganic chemicals businesses into a group of companies (the Enter-prise) owned 60% by Alcoa and 40% by WMC. As part of the agreement, Alcoa acquired an additional 9% interest in AofA, bringing its total interest to 60%. During the 1995 first quarter, the Enterprise produced 2,390 mt of alumina. Of this amount, 1,453 was shipped to third-party customers.

Revenues from chemicals products rose 30% from the 1994 first quarter, principally due to higher overall prices and increased shipments in Europe and Latin America.

2. Aluminum Processing Segment
Flat-rolled products - Total flat-rolled products revenue was up 50% from the 1994 first quarter. The improvement was due to a 28% rise in prices combined with a 17% increase in shipments. The majority of revenues and shipments for flat-rolled products are derived from sales of rigid container sheet (RCS) for beverage cans. RCS revenues were up 68% over the 1994 first quarter, due to a 37% increase in prices, which had been severely depressed over the last several years, and a 23% increase in shipments. The shipment increase is a result of growth in the use of the aluminum beverage can. Consumer demand for aluminum cans in 1994 increased 8.2% over 1993 levels, driven by increased sales of soft drinks.

Sheet and plate shipments and prices rose 19% and 13%, respectively, from the 1994 period. As a result, revenues grew by 35% .

Revenues from other flat-rolled products, including sheet and foil used in a variety of industrial applications, rose 12% from the first three months of 1994. Prices increased 22%, while shipments fell 8%.

Engineered products - Engineered products include extrusions used in the transportation and construction markets, aluminum forgings, and wire, rod and bar. Revenues from the sale of engineered products increased 54% in the 1995 first quarter on a 36% increase in shipments. Average prices increased approximately 13% for the quarter.

Sales of extruded products continued their upward trend with a 27% increase in shipments and a 22% increase in prices from the 1994 quarter. Revenues were up 55% from the 1994 quarter, with notable improvement by Alcoa Kofem and Aluminio.

Shipments of forged aluminum wheels for both trucks and automobiles continued at strong levels with an increase of 17% over the 1994 period. Demand is especially high within the truck market. Wheel revenues were up 21% from the 1994 first quarter.

Wire, rod and bar revenues and prices increased 33% and 20%, respectively, from the 1994 first quarter. An 11% increase in shipments also had a favorable impact on revenue.

Aluminum ingot - Ingot revenues and prices were up 21% and 45%, respectively, from the 1994 first quarter. The increase in prices was offset by a 17% drop in shipments. Alcoa is currently operating its U.S. smelters at approximately 70% of nameplate capacity, and has no current plans to restart idled capacity. As a result, ingot shipments have declined. Aluminum ingot prices ended the quarter at approximately
85 cents per pound on the London Metal Exchange (LME). Alcoa's average realized price per pound for aluminum ingot in the 1995 first quarter was 83 cents compared with 57 cents in the 1994 quarter.

Other aluminum products - The major products in this category include aluminum closures and the sale of aluminum scrap. Revenue decreased 25% in the 1995 first quarter, primarily due to a 20% decrease in closure prices and a 6% decline in shipments. Scrap revenues were up 8%, reflecting increased prices partially offset by a 44% decrease in shipments as more scrap was used for internal purposes.

3. Non-Aluminum Segment
Revenues for the Non-Aluminum segment were $596 in the 1995 first quarter, up 38% from the 1994 quarter. The increase is due to higher sales at Alcoa Fujikura Limited (AFL), which includes Michels GmbH, a producer of automotive electrical system components, beginning in January 1995. Michels added $41 in sales to the AFL group during the first quarter of 1995. Also, sales at Alcoa Electronic Packaging, a producer of computer components, increased 58% over the 1994 first quarter. Sales of building products and plastic closures also showed strong growth over the 1994 quarter.

Cost of Goods Sold
Cost of goods sold increased $430.9, or 25%, from the 1994 first quarter. The increase reflects higher volumes for most products, particularly flat-rolled and engineered products. Higher costs for purchased aluminum and raw materials, partly offset by improved cost performance, were also factors. Cost of goods sold as a percentage of revenues in the 1995 first quarter was 72.4% versus 78.7% in the 1994 first quarter. The lower ratio in 1995 is primarily due to higher prices and their impact on revenues.

Other Income & Expenses
Other income was up $12.2 from the 1994 first quarter primarily due to increased equity and interest income, partly offset by an increase in trading and exchange losses. Equity income increased due to strong results at Norsk Alcoa. Interest income increased 33% over the 1994 first quarter due to an increase in funds available for investment and an increase in interest rates. Exchange losses increased from $5.9 in the first quarter of 1994 to $10.4 in the 1995 period. Most of the increase was due to continuing exchange losses from Alcoa's Mexican operations due to the continued devaluation of the peso relative to the U.S. dollar.

Selling, general and administrative expenses increased $27.6, or 20%, from the year-ago quarter due to higher salary and benefits expenses and higher advertising costs for building products. A comparison of the 1995 first quarter to the 1994 fourth quarter reflects a 4% decrease in these costs. The decrease was due to higher year-end costs, along with reduced travel and consulting charges in the 1995 period.

Interest expense was down $.6 from the 1994 first quarter, due to lower borrowings by AofA, partially offset by higher borrowing by AFL, the proceeds of which were used to finance the Michels acquisition.

The estimated effective tax rate for 1995 is 34%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

Minority interests' share of income from operations rose
103% from the 1994 first quarter. The increase is due primarily to improved earnings, particularly at AofA, Aluminio and Alcoa Kofem.

Commodity Risks
Alcoa is a leading global producer of aluminum ingot and fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the LME. Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

In 1994, the company had entered into longer-term contracts with a variety of customers in the U.S. for the supply of approximately 1.5 million mt of aluminum products over the next several years. As a hedge against the economic risk associated with these contracts, Alcoa entered into long positions using principally futures and options contracts.
At both December 31, 1994 and March 31, 1995, these contracts totaled approximately 1.4 million mt. These contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The futures and options contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks, as appropriate.

In addition, Alcoa had 14,000 mt of LME contracts outstanding at year-end 1994 that cover fixed-price commitments to supply customers with metal from internal sources. At March 31, 1995, such contracts totaled 108,000 mt. Accounting convention requires that these contracts be marked-to-market.

Alcoa purchases other commodities, such as natural gas and copper, for its operations and enters into forward contracts to eliminate volatility in the prices of such products.
None of these contracts are material.

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

Alcoa's remediation reserve balance at the end of the 1995 first quarter was $310 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. Approximately 28% of the reserve relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve during the 1995 three-month period were $11. Expenditures included those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1995.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1995 first quarter totaled
$44.1, a slight increase from the 1994 level. Earnings, including non-cash items, provided $451; however, higher receivables and inventories more than offset the increased earnings.

Financing Activities
Financing activities used $50.2 of cash in the first quarter. This includes $27.8 used to repurchase 721,600 shares of the company's common stock as Alcoa reactivated its stock purchase program during the quarter. Dividends paid to shareholders were $41.0 in the 1995 three month period, an increase of $5.0 over the 1994 period due to an increase in the common stock dividend of two and one-half cents per share.

Payments on long-term debt in the first three months of 1995 exceeded additions by $7.6. Also, an increase in short-term borrowings for general corporate purposes provided cash of $29.3. Debt as a percentage of invested capital of 15.1% was comparable with the 15.3% recorded at year-end 1994.

Investing Activities
Capital expenditures for the 1995 period were $151.3, up from $117.5 in the 1994 first quarter. Capital expenditures were mostly for sustaining operations. Alcoa continues to focus on improving its manufacturing processes with a minimum of capital spending. As a result of the formation of a world-wide bauxite, alumina and alumina-based chemicals business, WMC paid Alcoa a net amount of $366.9 in January 1995. Alcoa in turn loaned WMC $121.8 in January 1995. The loan is due on demand and carries an interest rate of LIBOR plus 10 basis points.

Alcoa and subsidiaries

Summarized consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.


                                                (unaudited)
                                                March 31     December 31
                                                --------     -----------
                                                  1995          1994
                                                  ----          ----

Cash and short-term investments               $    93.7      $    34.5
Other current assets                              369.6          376.4
Properties, plants and equipment, net (1)         796.9          929.0
Other assets                                      117.8          161.8
                                                -------        -------

      Total assets                              1,378.0        1,501.7
                                                -------        -------

Current liabilities                               358.2          415.2
Long-term debt (2)                                203.6          222.2
Other liabilities                                  31.6           33.3
                                                -------        -------

      Total liabilities                           593.4          670.7
                                                -------        -------

            Net assets                        $   784.6      $   831.0
                                                =======        =======


                                                       (unaudited)
                                                  First quarter ended
                                                        March 31
                                                  1995           1994

Revenues                                      $   313.2      $   176.2
Costs and expenses                               (256.4)        (158.4)
Translation and exchange adjustments                2.8           (6.6)
Income tax expense                                 (7.5)          (1.0)
                                                -------        -------

Net income                                    $    52.1      $    10.2
                                                =======        =======

Alcoa's share of net income                   $    30.7      $     6.0
                                                =======        =======


(1) Effective January 1, 1995, the portion of Aluminio's operations included in the WMC transaction were transferred to a new Alcoa subsidiary which is not included in Aluminio's consolidated financials. Likewise, Aluminio's closure operations outside of Brazil were transferred to another Alcoa subsidiary effective March 1, 1995.

(2) Held by Alcoa Brazil Holdings Company - $22.5


Alcoa and subsidiaries

Summarized consolidated financial data for AofA, an Australian subsidiary, follow. At January 1, 1995, Alcoa's ownership interest in AofA increased from 51% to 60%.


                                           (unaudited)
                                             March 31     December 31
                                             --------     -----------
                                               1995          1994
                                               ----          ----

Cash and short-term investments             $   101.6     $    88.2
Other current assets                            510.8         484.9
Properties, plants and equipment, net         1,537.8       1,645.3
Other assets                                    103.6         102.5
                                              -------       -------

      Total assets                            2,253.8       2,320.9
                                              -------       -------

Current liabilities                             261.2         317.9
Long-term debt                                  169.3         150.2
Other liabilities                               369.3         382.6
                                              -------       -------

      Total liabilities                         799.8         850.7
                                              -------       -------

      Net assets                            $ 1,454.0     $ 1,470.2
                                              =======       =======


                                                   (unaudited)
                                               First quarter ended
                                                    March 31
                                                    --------
                                               1995          1994
                                               ----          ----

Revenues (1)                                $   428.8     $   360.8
Costs and expenses                             (308.8)       (276.4)
Translation and exchange
  adjustments                                     -              .9
Income tax expense                              (38.4)        (28.2)
                                              -------       -------

Net income                                  $    81.6     $    57.1
                                              =======       =======

Alcoa's share of net income                 $    49.0     $    29.1
                                              =======       =======


(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     First quarter ended March 31:    1995 - $9.6, 1994 -  $8.0



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Alcoa and Alcoa Specialty Chemicals, Inc., a subsidiary, are defendants in a case filed by Aluminum Chemicals, Inc., et al., in the District Court of Harris County, Texas. Plaintiffs allege claims for breach of fiduciary duty, fraud, interference with contractual and business relations, breach of contract, conversion, misappro-priation of trade secrets, deceptive trade practices and civil conspiracy in connection with a former partnership, Alcoa-Coastal Chemicals. This matter was settled on March 8, 1995. All claims were dismissed by an Agreed Order of Dismissal with Prejudice entered April 3, 1995.

On March 27, 1995, the United States Department of Justice
(DOJ) issued a Civil Investigative Demand requesting informa-tion regarding pricing policies on aluminum rigid container sheet in 1994 and 1995. Alcoa is gathering documents and preparing interrogatory answers in order to comply with the DOJ request.

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



                               ALUMINUM COMPANY OF AMERICA




May 11, 1995             By /s/ JAN H. M. HOMMEN
Date                       Jan H. M. Hommen
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)




May 11, 1995             By /s/ EARNEST J. EDWARDS
Date                       Earnest J. Edwards
                           Vice President and Controller
                           (Chief Accounting Officer)



                            EXHIBITS


                                                         Page

11. Computation of Earnings per Common Share              18
12. Computation of Ratio of Earnings to Fixed Charges     19
15. Independent Accountants' letter regarding unaudited   20
    financial information
27. Financial Data Schedule