Form 10-Q
period 1995-06-30
ALUMINUM CO OF AMERICA
filed 1995-08-08
CIK 4281

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


For the Quarter Ended June 30, 1995  Commission File Number 1-3610


                   ALUMINUM COMPANY OF AMERICA


     (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                     25-0317820

(State of incorporation)  (I.R.S. Employer Identification No.)

              425 Sixth Avenue - Alcoa Building,
             Pittsburgh, Pennsylvania   15219-1850

(Address of principal executive offices)(Zip Code)


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

                                        Yes  X    No

     As of August 7, 1995, 178,494,892 shares of common stock, par value $1.00, of the Registrant were outstanding.

                 PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)



                                                          (unaudited)
                                                           June 30,         December 31
ASSETS                                                       1995               1994
                                                        ----------------  ---------------
Current assets:
  Cash and cash equivalents (includes cash of $88.2 in
  1995 and $177.5 in 1994)                                 $   700.6         $   619.2
  Short-term investments                                         6.5               5.5
  Accounts receivable from customers, less allowances:
    1995-$42.4; 1994-$37.4                                   1,638.1           1,440.6
  Receivable from Western Mining Corporation (WMC), net          -               366.9
  Other receivables                                            275.3             182.5
  Inventories (b)                                            1,499.1           1,144.2
  Deferred income taxes                                        386.0             235.6
  Prepaid expenses and other current assets                    189.4             158.7
                                                           ---------         ---------
    Total current assets                                     4,695.0           4,153.2

Properties, plants and equipment, at cost                   14,658.8          14,502.3
Less, accumulated depreciation, depletion and
  amortization                                               8,045.9           7,812.9
                                                           ---------         ---------
    Net properties, plants and equipment                     6,612.9           6,689.4
                                                           ---------         ---------
Other assets                                                 1,569.1           1,510.6
                                                           ---------         ---------
  Total assets                                             $12,877.0         $12,353.2
                                                           =========         =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                    $   304.4         $   261.9
  Accounts payable, trade                                      758.7             739.3
  Accrued compensation and retirement costs                    354.6             363.9
  Taxes, including taxes on income                             355.4             393.0
  Provision for layoffs and impairments                         57.8              84.4
  Other current liabilities                                    330.3             557.0
  Long-term debt due within one year                           120.9             154.0
                                                           ---------         ---------
    Total current liabilities                                2,282.1           2,553.5
                                                           ---------         ---------
Long-term debt, less amount due within one year              1,043.6           1,029.8
Accrued postretirement benefits                              1,839.6           1,850.5
Other noncurrent liabilities and deferred credits            1,595.1           1,011.8
Deferred income taxes                                          269.4             220.6
                                                           ---------         ---------
    Total liabilities                                        7,029.8           6,666.2
                                                           ---------         ---------

MINORITY INTERESTS                                           1,581.8           1,687.8
                                                           ---------         ---------

SHAREHOLDERS' EQUITY
Preferred stock                                                 55.8              55.8
Common stock                                                   178.9             178.7
Additional capital                                             673.1             663.5
Translation adjustment                                         (91.2)            (68.6)
Retained earnings                                            3,493.8           3,173.9
Unfunded pension obligation                                     (3.6)             (4.0)
Treasury stock, at cost                                        (41.4)              (.1)
                                                           ---------         ---------
    Total shareholders' equity                               4,265.4           3,999.2
                                                           ---------         ---------
     Total liabilities and shareholders' equity            $12,877.0         $12,353.2
                                                           =========         =========


                        (see accompanying notes)


Alcoa and subsidiaries
Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                 Second quarter         Six months
                                                     ended                 ended
                                                    June 30               June 30
                                                    -------               -------

                                                 1995       1994       1995      1994
                                                 ----       ----       ----      ----
REVENUES
Sales and operating revenues                  $3,117.3   $2,479.3   $6,127.1   $4,700.9
Other income                                      37.9       11.3       57.6       18.8
                                               -------    -------    -------    -------
                                               3,155.2    2,490.6    6,184.7    4,719.7
                                               -------    -------    -------    -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses      2,312.9    1,977.3    4,491.7    3,725.2
Selling, general administrative and other
  expenses                                       169.5      157.5      337.3      297.7
Research and development expenses                 32.1       29.4       64.1       61.1
Provision for depreciation, depletion and
  amortization                                   172.9      159.5      343.6      332.9
Interest expense                                  26.0       27.5       50.9       53.0
Taxes other than payroll and severance
  taxes                                           33.1       22.0       66.1       50.4
Special items (c)                                  -          -          -         79.7
                                               -------    -------    -------    -------
                                               2,746.5    2,373.2    5,353.7    4,600.0
                                               -------    -------    -------    -------

EARNINGS
  Income before taxes on income                  408.7      117.4      831.0      119.7
Provision for taxes on income (d)                126.3       38.7      269.6       39.5
                                               -------    -------    -------    -------
  Income from operations                         282.4       78.7      561.4       80.2
Less: Minority interests' share                  (63.0)     (33.3)    (148.2)     (75.2)
                                               -------    -------    -------    -------
Income before extraordinary loss                 219.4       45.4      413.2        5.0
Extraordinary loss on debt prepayment,
  net of $40.4 tax benefit (e)                     -          -          -        (67.9)
                                               -------    -------    -------    -------

NET INCOME (LOSS)                             $  219.4   $   45.4   $  413.2   $  (62.9)
                                               =======    =======    =======    =======

Earnings per common share: (f)
  Before extraordinary loss                   $   1.23   $    .25   $   2.31   $    .02
  Extraordinary loss                              -          -          -          (.38)
                                               -------    -------    -------    -------
Earnings per common share                     $   1.23   $    .25   $   2.31   $   (.36)

Dividends paid per common share               $   .225   $    .20   $    .45   $    .40
                                               =======    =======    =======    =======


                    (see accompanying notes)


Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                                                 Six months ended
                                                                      June 30
                                                                      -------
                                                               1995            1994
                                                            ---------       ---------
CASH FROM OPERATIONS
Net income (loss)                                           $   413.4       $   (62.9)
Adjustments to reconcile net income (loss) to cash from
operations:
  Depreciation, depletion and amortization                      352.2           340.9
  Reduction of assets to net realizable value                     -              32.8
  Change in deferred income taxes                               (35.6)         (127.3)
  Equity income before additional taxes, net of dividends       (18.4)           (5.8)
  Provision for special items                                     -              46.9
  Gains from financing and investing activities                  (1.5)           (1.9)
  Book value of asset disposals                                   7.6             6.6
  Extraordinary loss                                                -            67.9
  Minority interests                                            148.2            75.2
  Other                                                          12.6            21.6
  Increase in receivables                                      (188.5)         (153.8)
  (Increase) reduction in inventories                          (376.6)           54.6
  (Increase) reduction in prepaid expenses and other            (33.1)          103.3
    current assets
  Increase (reduction) in accounts payable and accrued         (229.0)           50.2
    expenses
  Reduction in taxes, including taxes on income                 (28.9)           (6.1)
  Payment of amortized interest on deep discount bonds            -              (8.6)
  Net change in noncurrent assets and liabilities               491.6            32.5
                                                              -------         -------
    CASH FROM OPERATIONS                                        514.0           466.1
                                                              -------         -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                             44.0           (75.0)
Common stock issued and treasury stock sold                      30.5            29.2
Repurchase of common stock                                      (74.0)            -
Dividends paid to shareholders                                  (81.4)          (71.5)
Dividends paid to minority interests                            (55.2)          (68.9)
Additions to long-term debt                                      75.5           414.2
Payments on long-term debt                                      (95.5)         (637.7)
                                                              -------         -------
    CASH USED FOR FINANCING ACTIVITIES                         (156.1)         (409.7)
                                                              -------         -------

INVESTING ACTIVITIES
Capital expenditures                                           (340.3)         (257.8)
Additions to investments                                         (7.1)           (1.3)
Net change in short-term investments                             (1.0)          153.0
Changes in minority interests                                  (151.3)          (91.3)
Loan to WMC                                                    (121.8)            -
Net proceeds from Alcoa/WMC transaction                         366.9             -
Other - receipts                                                  3.9             3.0
      - payments                                                (18.3)          (16.6)
                                                              -------         -------
    CASH USED FOR INVESTING ACTIVITIES                         (269.0)         (211.0)
                                                              -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (7.5)           14.4
                                                              -------         -------

CHANGES IN CASH
Net change in cash and cash equivalents                          81.4          (140.2)
Cash and cash equivalents at beginning of year                  619.2           411.7
                                                              -------         -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  700.6        $  271.5
                                                              =======         =======

                        (see accompanying notes)

                          -4-


           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

Notes:

(a)  Summarized consolidated financial data for Alcoa
     Aluminio S.A. (Aluminio) and Alcoa of Australia
     Limited (AofA) begin on page 14.

(b)  Inventories consisted of:
                                   June 30        December 31
                                     1995            1994
                                 -----------     -------------

     Finished goods              $  328.6          $  249.6
     Work in process                584.8             456.1
     Bauxite and alumina            242.8             195.2
     Purchased raw materials        226.0             131.0
     Operating supplies             116.9             112.3
                                  -------           -------
                                 $1,499.1          $1,144.2

     Approximately 54.4% of total inventories at June 30, 1995 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $757.5 and $691.9 higher at June 30, 1995 and
     December 31, 1994, respectively.

(c) The special charge of $79.7 in the 1994 six-month period was for closing part of a forgings and extrusion plant in Vernon, California. The charge included $32.8 for asset write-offs and $46.9 related mostly to severance costs.

(d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1995 estimated effective tax rate of 32.5% and the U.S. statutory rate of 35% is primarily due to lower taxes on income earned outside the U.S.

(e) The extraordinary loss in the 1994 six-month period of $67.9, or 38 cents per common share, resulted from the early redemption of $225 face value of 7% deep discount debentures due 2011.

(f) The following formula is used to compute primary earnings per common share (EPS):

     EPS = Net income - preferred dividend requirements
           --------------------------------------------
           Weighted average number of common shares outstanding for the period

     The average number of shares used to compute primary earnings per common share was 178,424,528 in 1995 and 177,414,490 in 1994. Fully diluted earnings per common share are not stated since the dilution is not material.

     Per share amounts for 1994 have been restated to reflect the two-for-one stock split which occurred in February, 1995.

   ------------------------
    In the opinion of the company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the company's annual report on Form
    10-K for the year ended December 31, 1994.

    The financial data required in this Form 10-Q by Rule
    10-01 of Regulation S-X have been reviewed by Coopers &
    Lybrand L.L.P., the company's independent certified public accountants, as described in their report on page 7.

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


     We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of June 30, 1995, the unaudited statements of consolidated income for the three-month and six-month periods ended June 30, 1995 and 1994, and consolidated cash flows for the six-month periods ended June 30, 1995 and 1994, which are included in Alcoa's Form 10-Q for the period ended June 30, 1995.
These financial statements are the responsibility of Alcoa's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1994, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated
January 11, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
July 7, 1995


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.

                                     Second quarter ended    Six months ended
                                           June 30                June 30
                                           -------                -------
                                        1995      1994         1995      1994
                                        ----      ----         ----      ----
 Sales and operating revenues        $3,117.3  $2,479.3     $6,127.1  $4,700.9
 Income before extraordinary loss       219.4      45.4        413.2       5.0
 Net income (loss)                      219.4      45.4        413.2     (62.9)
 Earnings (loss) per common share
    Before extraordinary loss            1.23       .25         2.31       .02
    Net income (loss)                    1.23       .25         2.31      (.36)
 Shipments of aluminum products (1)       627       661        1,281     1,261
__________________________

(1)  in thousands of metric tons (mt)


Overview
Alcoa earned $219.4, or $1.23 per common share, for the second quarter of 1995. For the comparable 1994 quarter, earnings were $45.4, or 25 cents per share. For the first half of 1995, earnings were $413.2 million, or $2.31 per share, compared with $55.0 million or 30 cents per share before after-tax charges for the 1994 period. After the charges, the company reported a loss of $62.9 million or 36 cents per share for the 1994 period.

The two charges included in the 1994 first half were: a special charge of $50.0 ($79.7 pretax), or 28 cents per share, for closing part of a forgings and extrusion plant in Vernon, California; and an extraordinary loss of $67.9, or 38 cents per share, for the early redemption of 7% debentures due 2011 that carried an effective interest rate of 14.7%.

AofA's pretax income from operations for the 1995 second quarter and year-to-date periods increased $27.6 and $62.3, respectively, from the comparable 1994 periods. The increase was primarily due to higher shipments and prices for ingot and flat-rolled products along with higher prices for alumina and higher shipments of chemical products.

In Brazil, Aluminio's second quarter 1995 pretax income from operations was $42.6, an increase of $26.4 from the 1994 second quarter. Year-to-date, pretax income was $102.2, up $74.8 from the 1994 period. Revenues grew 41% and 58%, respectively, from the 1994 periods. This was largely due to higher prices for ingot and fabricated products along with continued strong growth in Aluminio's plastic closures business.
                          -8-

Alumina and Chemicals Segment
Total revenues for the Alumina and Chemicals segment were $410 in the 1995 second quarter, up 14% from the comparable
1994 quarter. Year-to-date, revenues increased 12% from the 1994 period to $809.

Alumina revenues for the 1995 second quarter and year-to-date periods increased 4% and 3% from the comparable 1994 periods. Alumina shipments for the 1995 quarter and six-month periods were 7% and 8% lower than those for the respective 1994 periods. Alumina prices in the respective periods increased approximately 12% from 1994 levels.

Chemicals revenues continued their strong recent performance, posting a 34% and 32% increase from the 1994 quarter and year-to-date periods. The increase is due to higher growth in shipments, particularly in Europe.

In December 1994, Alcoa and Western Mining Corporation Limited
(WMC) entered into a transaction to combine ownership of their respective worldwide bauxite, alumina and inorganic chemicals businesses into a group of companies (the Enterprise) owned 60% by Alcoa and 40% by WMC. As part of the agreement, Alcoa acquired an additional 9% interest in AofA, bringing its total interest to 60%. During the 1995 second quarter, the Enterprise produced 2,493 mt of alumina. Of this amount, 1,539 was shipped to third-party customers.


Aluminum Processing Segment

                                Second quarter ended    Six months ended
                                       June 30             June 30
                                       -------             -------
 Product classes                  1995        1994      1995        1994
 ---------------                  ----        ----      ----        ----
 Shipments (000 metric tons)
   Flat-rolled products           356           354       730         675
   Aluminum ingot                 142           178       282         345
   Engineered products            111           114       236         206
   Other aluminum products         18            15        33          35
                               ------        ------    ------      ------
 Total                            627           661     1,281       1,261

 Revenues
   Flat-rolled products        $1,129        $  815    $2,209      $1,539
   Aluminum ingot                 245           233       502         444
   Engineered products            585           459     1,183         848
   Other aluminum products        101           119       181         224
                               ------        ------    ------      ------
 Total                         $2,060        $1,626    $4,075      $3,055


Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet (RCS). Shipments of RCS in the 1995 quarter were flat compared with the 1994 second quarter, as canmakers worked off excess inventory. Year-to-date, shipments were up 10%. Revenues from RCS increased 39% and 51%, respectively, from the 1994 second quarter and six-month periods, reflecting a 38% increase in prices from the 1994 six-month period.

Sheet and plate shipments in the 1995 second quarter were flat compared with the 1994 quarter, while year-to-date ship-ments increased 9% from 1994 levels. Prices were up 29% and 21% from the 1994 quarter and year-to-date periods, resulting in a 30% increase in revenues for both periods.

Revenues from other flat-rolled products, including sheet and foil used in a variety of applications, were 6% higher than the 1994 first half as prices rose 43%.

Aluminum ingot - Ingot shipments for the 1995 second quarter and six-month periods fell 20% and 18%, respectively, from those in the comparable 1994 periods. The declines reflect the lower production levels brought about due to previously idled capacity. Realized prices in 1995 increased 31% and 38%, respectively, from the 1994 second quarter and year-to-date periods. These factors resulted in a 5% increase in revenues from the 1994 second quarter and 13% from the 1994 year-to-date period.

Engineered products - These products include extrusions used in the transportation and construction markets; aluminum forgings and wheels; wire, rod and bar; and automobile bumpers. Revenues from the sale of engineered products increased 27% in the 1995 second quarter while shipments declined 3%. Average prices rose by 31% from the 1994 quarter. Year-to-date, revenues and shipments were up 39% and 15%, respectively.

Revenues for extruded products improved 44% and 56% from the 1994 second quarter and six-month periods. Prices were up approximately 28% in both periods while shipments increased 12% and 24%, respectively. The increases reflect strengthening in the hard-alloy market as the aerospace industry begins to experience a turnaround.

Shipments of building products declined 19% from the 1994 second quarter but were up 9% from the 1994 six-month period. Prices increased 13% and 8%, respectively, from the 1994 second quarter and year-to-date periods. Revenues for the 1995 second quarter were down 9% from the 1994 quarter but were up 17% from the 1994 six-month period.
The second quarter decline can be attributed to a generally weak construction market, due in part to the effect of higher interest rates in 1994 and early 1995.

Other aluminum products - Shipments of other aluminum products during the 1995 six-month period were 6% less than those in 1994. Lower aluminum closures volumes, partially offset by higher scrap prices, resulted in a 19% decrease in revenues for the six-month period.

Non-Aluminum Segment
Revenues for the Non-Aluminum segment were $647 in the 1995 second quarter, up 31% from the 1994 quarter. The increase was due to higher sales at Alcoa Fujikura Ltd. (AFL), a producer of automotive electrical system components. Also, sales of plastic closures showed strong growth over the 1994 second quarter, particularly in Brazil. Year-to-date, revenues for this segment were $1,243, a 35% increase from the 1994 period.

Cost of Goods Sold
Cost of goods sold increased $335.6, or 17% from the 1994 second quarter. Year-to-date, the increase was $766.5, or 21%. The increases reflect higher costs for purchased metal and raw materials and increased volume. These were partly offset by improved cost performance. Cost of goods sold as a percentage of revenues was 73.3% or 5.9 points lower than in the 1994 period. The lower ratio is primarily due to higher prices for all aluminum products.

Other Income & Expenses
Other income was up $26.6 and $38.8 from the year-ago quarter and six-month periods. The primary causes were increased equity and interest income partially offset by unfavorable mark-to-market metal trading losses during the 1995 periods. Equity income for the 1995 second quarter increased $17 from the 1994 period due to continued strong results at Norsk Alcoa. With more funds available for investment, interest income increased $14 and $18 from the 1994 second quarter and six-month periods. Losses from mark-to-market metal trading activities increased $7 and $21 in the 1995 quarter and year-to-date periods.

Selling, general and administrative expenses increased $12 and $40, from the year-ago quarter and six-month periods due to higher salary and benefits expenses, particularly at Aluminio. Higher sales commissions also contributed to the increases.

Research and development expenses increased $2.7 and $3.0 from the year-ago quarter and six-month periods largely because of increased research at AofA.

Interest expense was down $1.5 from the 1994 second quarter and $2.1 year-to-date, primarily due to lower borrowings by Aluminio and lower short-term interest rates.

The estimated effective tax rate for 1995 is 32.5%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on income outside of the U.S.

In May 1995, the Australian government passed legislation to increase Australia's corporate income tax rate from 33% to 36%, retroactive to the beginning of the year. The legislation is expected to be enacted during the third quarter. AofA's results, in the period in which the legis-lation will be enacted, will be negatively affected by an adjustment of approximately $22 to its deferred taxes and to the extent its year-to-date taxes on earnings are adjusted for the higher rate.

Minority interests' share of income from operations increased 89% from the 1994 second quarter and 97% year-to-date, primarily reflecting higher earnings by AofA, Aluminio and Alcoa Kofem.

Commodity Risks
Alcoa is a leading global producer of aluminum ingot and fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the London Metal Exchange (LME). Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

In 1994, the company had entered into longer-term contracts with a variety of customers in the U.S. for the supply of approximately 1.5 million mt of aluminum products over the next several years. As a hedge against the economic risk associated with these contracts, Alcoa entered into long positions using principally futures and options contracts.
At December 31, 1994 these contracts totaled approximately
1.4 million mt.  At June 30, 1995, such contracts totaled
1.3 million mt. These contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The futures and options contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks, as appropriate.

In addition, Alcoa had 14,000 mt of LME contracts out-standing at year-end 1994 that cover fixed-price commitments to supply customers with metal from internal sources. At June 30, 1995, such contracts totaled 112,000 mt.
Accounting convention requires that these contracts be marked-to-market.

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

Alcoa's remediation reserve balance at the end of the 1995 second quarter was $339 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a third of the reserve relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve for the 1995 six-month period were $24. Expenditures include those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1995.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 1995 six-month period was $514, $48 higher than in the 1994 period. The higher cash was generated primarily by improved earnings, partly offset by increases in working capital. Working capital was nega-tively affected by increases in receivables and inventory brought about by a higher level of operations, which was partially offset by an increase in noncurrent liabilities. The increase in noncurrent liabilities is partially due to cash received from the settlement of metal trading activity. The gains and losses associated with these metal contracts are reflected in earnings concurrently with the hedged revenues or costs.

Financing Activities

Financing activities used $156 of cash during the first six months of 1995. This included $74 to repurchase 1,751,400 shares of the company's common stock. Stock purchases were partially offset by $31 of common stock issued, primarily for employee benefit plans.

Dividends paid to shareholders were $81 in the 1995 year-to-date period, an increase of $10 from 1994 as Alcoa increased its quarterly dividend from 20 cents to 22.5 cents per share. Dividends paid to minority interests totaled $55. Additional borrowings net of debt payments generated $24.

Investing Activities

Capital expenditures for the 1995 period were $340, up from $258 in the 1994 period. Capital expenditures were mostly for sustaining operations. Alcoa continues to focus on improving its manufacturing processes with a minimum of capital spending. As a result of the formation of a world-wide bauxite, alumina and alumina-based chemicals business, WMC paid Alcoa a net amount of $367 in January 1995. Alcoa in turn loaned WMC $122 in January 1995. The loan is due on demand and carries an interest rate of LIBOR plus 10 basis points. The $151 reduction in minority interests relates primarily to the redemption of all of the outstanding preferred stock of Alcoa International Holdings Company.

Subsequent Event

On July 1, 1995, AFL acquired the operations of Electro-Wire Products, Inc. AFL and Electro-Wire Products manufacture electrical distribution systems (EDS) for autos, trucks and farm equipment. Combining these two businesses will create a worldwide enterprise that will have annual revenues of approximately $1.35 billion, including equity companies, and will be the largest supplier of EDS to Ford Motor Company's worldwide operations. The combined enterprise will also be the largest supplier of EDS to the heavy truck industry.
AFL, owned 51% by Alcoa and 49% by Fujikura Ltd, is based in Brentwood, TN.

AFL financed the acquisition by entering into a $450 syndi-cated bank facility comprised of a $300, seven year term loan and a $150, seven year revolving credit facility. As of July 3, 1995, AFL had borrowed $300 against the term loan and $35 against the revolving credit facility. The funds were used to finance the acquisition as well as refinance existing debt. The term loan carries an initial interest rate of 6.56%.

In July, Alcoa Alumina & Chemicals, L.L.C., owned 60 percent by Alcoa and 40 percent by WMC, acquired substantially all of the assets of the Virgin Islands Alumina Corporation (Vialco), a subsidiary of Glencore International AG. The assets consist of the alumina refinery located on St. Croix, U.S. Virgin Islands. The refinery has an operating capacity of 600,000 mt per year and has been idled since late 1994 due to economic conditions. Alcoa has formed a new subsi-diary, St. Croix Alumina, L.L.C., to own the refinery.

Alcoa and subsidiaries

Summarized consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.


                                              (unaudited)
                                                June 30    December 31
                                                -------    -----------
                                                 1995          1994
                                                 ----          ----

Cash and short-term investments              $   140.8      $    34.5
Other current assets                             328.0          376.4
Properties, plants and equipment, net (1)        807.4          929.0
Other assets                                     147.2          161.8
                                               -------        -------

      Total assets                             1,423.4        1,501.7
                                               -------        -------

Current liabilities                              380.9          415.2
Long-term debt (2)                               187.4          222.2
Other liabilities                                 32.6           33.3
                                               -------        -------

      Total liabilities                          600.9          670.7
                                               -------        -------

            Net assets                       $   822.5      $   831.0
                                               =======        =======


                                             (unaudited)                  (unaudited)
                                         Second quarter ended          Six months ended
                                               June 30                     June 30
                                          ------------------          ------------------
                                          1995          1994          1995          1994
                                          ----          ----          ----          ----

Revenues                                $  280.3      $  198.8      $  593.5      $  375.0

Costs and expenses                        (238.2)       (173.9)       (494.6)       (332.3)
Translation and exchange adjustments          .5          (8.7)          3.3         (15.3)
Income tax (expense) benefit                (4.7)         (1.5)        (12.2)         (2.5)
                                          ------        ------        ------        ------

     Net income                         $   37.9      $   14.7      $   90.0      $   24.9
                                          ======        ======        ======        ======

Alcoa's share of net income             $   22.4      $    8.7      $   53.1      $   14.7
                                          ======        ======        ======        ======

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


                                           (unaudited)
                                             June 30      December 31
                                             -------      -----------
                                              1995           1994
                                              ----           ----
Cash and short-term investments             $    52.9     $    88.2
Other current assets                            505.3         484.9
Properties, plants and equipment, net         1,497.7       1,645.3
Other assets                                     99.5         102.5
                                              -------       -------

Total assets                                  2,155.4       2,320.9
                                              -------       -------

Current liabilities                             269.9         317.9
Long-term debt                                  168.9         150.2
Other liabilities                               362.5         382.6
                                              -------       -------

Total liabilities                               801.3         850.7
                                              -------       -------

Net assets                                  $ 1,354.1     $ 1,470.2
                                              =======       =======

                                            (unaudited)              (unaudited)
                                        Second quarter ended      Six months ended
                                               June 30                June 30
                                          ----------------        ----------------
                                          1995        1994        1995        1994
                                          ----        ----        ----        ----

Revenues (1)                            $  403.7    $  349.4    $  832.5    $  710.2
Costs and expenses                        (324.1)     (298.5)     (632.9)     (574.9)
Translation and exchange adjustments         -           1.1         -           2.0
Income tax (expense) benefit               (25.5)      (16.0)      (63.9)      (44.2)
                                          ------      ------      ------      ------

            Net income                  $   54.1    $   36.0    $  135.7    $   93.1
                                          ======      ======      ======      ======

Alcoa's share of net income             $   32.5    $   18.4    $   81.4    $   47.5
                                          ======      ======      ======      ======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

      Second quarter ended June 30:    1995 - $15.1, 1994 - $5.7
      Six months ended June 30:        1995 - $24.7, 1994 - $13.7


                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

As previously reported, on March 27, 1995, the United States Department of Justice (DOJ) issued a Civil Investigative Demand requesting information regarding pricing policies on aluminum rigid container sheet in 1994 and 1995. Alcoa complied with the document request and provided interroga-tory answers on June 1, 1995.

On June 13, 1995, the company was served with a class action complaint in the matter of John P. Cooper, et al. v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs allege violation of federal and state civil rights laws prohibiting discrimination on the basis of race and gender. Plaintiffs seek class action status for five classes of employees or prospective employees of Alcoa at its Davenport, Iowa facility. Plaintiffs seek a permanent injunction against allegedly discrimnatory practices, restitution of claimed benefits and income, and unspecified compensatory and punitive damages, Alcoa has not yet answered or otherwise responded to the allegations in the Complaint; however, the company denies any alleged violation of federal or state law and intends to defend against plaintiffs'claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of Alcoa shareholders held on May 12, 1995, Sir Arvi Parbo, Henry B. Schacht, Forrest N. Shumway and Franklin A. Thomas were reelected to serve for three-year terms as directors of Alcoa. Sir Ronald Hampel was elected to serve for a one-year term as a director. Votes cast for Sir Arvi Parbo were 153,573,559 and votes withheld were 768,515; votes cast for Mr. Schacht were 153,632,599 and votes withheld were 709,475; votes cast for Mr. Shumway were 153,598,240 and votes withheld were 743,834; votes cast for Mr. Thomas were 153,581,668 and votes withheld were 760,406; and votes cast for Sir Ronald Hampel were 153,625,520 and votes withheld were 716,554.

Also at that annual meeting, a proposal to approve amendments to Alcoa's Long Term Stock Incentive Plan was adopted. Total votes cast for the proposal were 135,905,964 and votes cast against were 17,222,909. There were 1,213,201 abstentions. Additionally, a proposal submitted by a shareholder regarding certain charitable contributions by Alcoa was defeated.
Total votes cast for the shareholder proposal were 4,664,983 and votes cast against were 128,832,166. Abstentions and broker nonvotes totaled 12,776,973 and 806,795, respectively. Abstentions and broker nonvotes, however, are not counted for voting purposes under Pennsylvania law, the jurisdiction of Alcoa's incorporation.

The company's definitive proxy statement, dated March 14, 1995, and filed with the Securities and Exchange Commission contains, on pages 17-18, a description of the proposal to amend Alcoa's Long Term Stock Incentive Plan, and, on page 18, a description of the proposal regarding certain charitable contributions by Alcoa, which are incorporated herein by reference.

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



                               ALUMINUM COMPANY OF AMERICA



August 7, 1995                 By /s/ JAN H. M. HOMMEN
Date                           Jan H. M. Hommen
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)



August 7, 1995                 By /s/ EARNEST J. EDWARDS
   Date                        Earnest J. Edwards
                               Vice President and Controller
                               (Chief Accounting Officer)

                            EXHIBITS

                                                        Page

11. Computation of Earnings per Common Share             19
12. Computation of Ratio of Earnings to Fixed Charges    20
15. Independent Accountants' letter regarding unaudited  21
        financial information
27. Financial Data Schedule