Form 10-Q
period 1995-09-30
ALUMINUM CO OF AMERICA
filed 1995-11-13
CIK 4281

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


For the Quarter Ended September 30, 1995   Commission File Number 1-3610

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

                                        Yes  X    No

     As of November 10, 1995, 177,210,361 shares of common stock, par value $1.00, of the Registrant were outstanding.

                             - 1 -

                 PART I - FINANCIAL INFORMATION
Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)

                                                           (unaudited)
                                                          September 30,        December 31
                                                              1995                1994
ASSETS                                                    -------------       -------------

Current assets:
  Cash and cash equivalents (includes cash of $93.4 in
  1995 and $177.5 in 1994)                                  $   988.9           $   619.2
  Short-term investments                                          7.3                 5.5
  Accounts receivable from customers, less allowance:
    1995-$45.4; 1994-$37.4                                    1,727.5             1,440.6
  Receivable from Western Mining Corporation (WMC), net           -                 366.9
  Other receivables                                             273.1               182.5
  Inventories (b)                                             1,507.7             1,144.2
  Deferred income taxes                                         407.1               235.6
  Prepaid expenses and other current assets                     156.2               158.7
                                                             --------            --------
    Total current assets                                      5,067.8             4,153.2
                                                             --------            --------

Properties, plants and equipment, at cost                    15,029.9            14,502.3
Less, accumulated depreciation, depletion and
  amortization                                                8,207.9             7,812.9
                                                             --------            --------
    Net properties, plants and equipment                      6,822.0             6,689.4
                                                             --------            --------
Other assets                                                  1,805.8             1,510.6
                                                             --------            --------
    Total assets                                            $13,695.6           $12,353.2
                                                             ========            ========

LIABILITIES
Current liabilities:
   Short-term borrowings                                    $   350.4           $   261.9
   Accounts payable, trade                                      792.5               739.3
   Accrued compensation and retirement costs                    384.9               363.9
   Taxes, including taxes on income                             346.2               393.0
   Provision for layoffs and impairments                         74.1                84.4
   Other current liabilities                                    320.0               557.0
   Long-term debt due within one year                           161.6               154.0
                                                             --------            --------
     Total current liabilities                                2,429.7             2,553.5
                                                             --------            --------
Long-term debt, less amount due within one year               1,432.0             1,029.8
Accrued postretirement benefits                               1,837.1             1,850.5
Other noncurrent liabilities and deferred credits             1,661.2             1,011.8
Deferred income taxes                                           309.4               220.6
                                                             --------            --------
     Total liabilities                                        7,669.4             6,666.2
                                                             --------            --------

MINORITY INTERESTS                                            1,635.7             1,687.8
                                                             --------            --------

SHAREHOLDERS' EQUITY
Preferred stock                                                  55.8                55.8
Common stock                                                    178.9               178.7
Additional capital                                              675.6               663.5
Translation adjustment                                          (61.4)              (68.6)
Retained earnings                                             3,609.4             3,173.9
Unfunded pension obligation                                     (10.7)               (4.0)
Treasury stock, at cost                                         (57.1)                (.1)
                                                             --------            --------
     Total shareholders' equity                               4,390.5             3,999.2
                                                             --------            --------
      Total liabilities and shareholders' equity            $13,695.6           $12,353.2
                                                             ========            ========



                        (see accompanying notes)

                             -2-


Alcoa and subsidiaries
Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                Third quarter         Nine months
                                                    ended                ended
                                                 September 30        September 30
                                                -------------        ------------

                                               1995       1994      1995      1994
                                               ----       ----      ----      ----

REVENUES
Sales and operating revenues                 $3,264.8   $2,561.6  $9,391.9  $7,262.5
Other income, principally interest               61.3       55.4     118.9      74.2
                                              -------    -------   -------   -------
                                              3,326.1    2,617.0   9,510.8   7,336.7
                                              -------    -------   -------   -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses     2,434.4    2,037.4   6,926.1   5,762.6
Selling, general administrative and other
  expenses                                      182.4      160.6     519.7     458.3
Research and development expenses                34.1       29.6      98.2      90.7
Provision for depreciation, depletion and
  amortization                                  185.4      167.0     529.0     499.9
Interest expense                                 33.1       28.5      84.0      81.5
Taxes other than payroll and severance
  taxes                                          27.5       23.7      93.6      74.1
Special items (c)                                 9.4       -          9.4      79.7
                                              -------    -------   -------   -------
                                              2,906.3    2,446.8   8,260.0   7,046.8
                                              -------    -------   -------   -------

EARNINGS
  Income before taxes on income                 419.8      170.2   1,250.8     289.9
Provision for taxes on income (d)               150.3       48.9     419.9      88.4
                                              -------    -------   -------   -------
  Income from operations                        269.5      121.3     830.9     201.5
Less: Minority interests' share                 (43.1)     (51.2)   (191.3)   (126.4)
                                              -------    -------   -------   -------
Income before extraordinary loss                226.4       70.1     639.6      75.1
Extraordinary loss on debt prepayment,
  net of $40.4 tax benefit (e)                   -           -        -        (67.9)
                                              -------    -------   -------   -------

NET INCOME                                   $  226.4   $   70.1  $  639.6  $    7.2
                                              =======    =======   =======   =======

Earnings per common share: (f)
  Before extraordinary loss                  $   1.27   $    .39  $   3.58  $    .41
  Extraordinary loss                             -          -         -         (.38)
                                              -------    -------   -------   -------
Earnings per common share                    $   1.27   $    .39  $   3.58  $    .03

Dividends paid per common share              $   .225   $    .20  $   .675  $    .60
                                              =======    =======   =======   =======


                                (see accompanying notes)

Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)



                                                            Nine months ended
                                                              September 30
                                                             --------------
                                                           1995           1994
                                                         --------       --------
CASH FROM OPERATIONS
Net income                                               $  639.6       $    7.2
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                  541.6          511.7
  Reduction of assets to net realizable value                 -             32.8
  Change in deferred income taxes                           (22.5)        (141.6)
  Equity (income) losses before additional taxes, net of
    dividends                                               (25.5)           7.1
  Provision for special items                                 9.4           46.9
  Losses from financing and investing activities             (1.4)          (2.5)
  Book value of asset disposals                              11.3           34.3
  Extraordinary loss                                          -             67.9
  Minority interests                                        191.3          126.4
  Other                                                       3.1           15.1
  Increase in receivables                                  (209.6)         (90.5)
  (Increase) reduction in inventories                      (315.1)          53.5
  Reduction in prepaid expenses and other
    current assets                                            3.1          109.8
  Increase (reduction) in accounts payable and accrued
    expenses                                               (262.6)          44.0
  Reduction in taxes, including taxes on income             (48.4)          (9.5)
  Payment of amortized interest on deep discount bonds        -             (8.6)
  Net change in noncurrent assets and liabilities           562.0           (1.6)
                                                          -------        -------
    CASH FROM OPERATIONS                                  1,076.3          802.4
                                                          -------        -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                         88.7         (119.5)
Common stock issued and treasury stock sold                 101.4           50.9
Repurchase of common stock                                 (185.7)           -
Dividends paid to shareholders                             (121.6)        (107.6)
Dividends paid to minority interests                        (87.2)         (95.8)
Additions to long-term debt                                 532.0          493.7
Payments on long-term debt                                 (136.3)        (857.6)
                                                          -------        -------
    CASH FROM (USED FOR) FINANCING ACTIVITIES               191.3         (635.9)
                                                          -------        -------

INVESTING ACTIVITIES
Capital expenditures                                       (547.1)        (394.0)
Additions to investments                                     (8.1)         (16.5)
Net change in short-term investments, excluding cash
     equivalents                                             (1.8)         237.9
Changes in minority interests                              (139.3)         (95.0)
Acquisition of subsidiaries, net of cash acquired          (426.6)           -
Loan to WMC                                                (121.8)           -
Net proceeds from Alcoa/WMC transaction                     366.9            -
Other - receipts                                              3.8            3.9
      - payments                                            (18.9)         (17.4)
                                                          -------        -------
    CASH USED FOR INVESTING ACTIVITIES                     (892.9)        (281.1)
                                                          -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (5.0)          17.8
                                                          -------        -------
CHANGES IN CASH
Net change in cash and cash equivalents                     369.7          (96.8)
Cash and cash equivalents at beginning of year              619.2          411.7
                                                          -------        -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  988.9       $  314.9
                                                          =======        =======


                        (see accompanying notes)

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

Notes:

(a)  Summarized consolidated financial data for Alcoa
     Aluminio S.A. (Aluminio) and Alcoa of Australia
     Limited (AofA) begin on page 14.

(b)  Inventories consisted of:
                               September 30      December 31
                                   1995             1994
                              --------------    -------------

     Finished goods              $  351.3         $  249.6
     Work in process                522.1            456.1
     Bauxite and alumina            255.0            195.2
     Purchased raw materials        258.3            131.0
     Operating supplies             121.0            112.3
                                  -------          -------
                                 $1,507.7         $1,144.2
                                  =======          =======

      Approximately 51.2% of total inventories at September 30, 1995 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $789.4 and $691.9 higher at September 30, 1995 and December 31, 1994, respectively.

(c) The special charge of $9.4 in the 1995 third quarter was comprised of $27.8 for salaried personnel layoffs, principally at U.S. smelters, offset by $18.4 related to insurance settlements on environmental claims. The special charge of $79.7 in the 1994 nine-month period was for closing part of a forgings and extrusion plant in Vernon, California. The charge included $32.8 for asset write-offs and $46.9 related mostly to severance costs.

(d) The estimated effective tax rate for 1995 was raised to 33% from an earlier projection of 32.5%. The rate was calculated including the effects of a negative adjustment related to AofA. In the third quarter the Australian government passed legislation to increase the corporate income tax rate from 33% to 36% retroactive to the beginning of the year. As a result, AofA recorded a $27.2 increase in its taxes. Most of this amount relates to an adjustment of future taxes which were recorded at the lower rate. The difference between the 1995 estimated effective tax rate of 33% and the U.S. statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

(e) The extraordinary loss in the 1994 nine-month period of $67.9, or 38 cents per common share, resulted from the early redemption of $225 face value of 7% deep discount debentures due 2011.

(f) The following formula is used to compute primary earnings per common share (EPS):

      EPS = Net income - preferred dividend requirements
            --------------------------------------------
            Weighted average number of common shares outstanding for the period

      The average number of shares used to compute primary earnings per common share was 178,383,420 in 1995 and 177,637,568 in 1994. Fully diluted earnings per common share are not stated since the dilution is not material.

      Per share amounts for 1994 have been restated to reflect the two-for-one stock split which occurred in February
      1995.

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

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


     We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of September 30, 1995, the unaudited statements of consolidated income for the three-month and nine-month periods ended September 30, 1995 and 1994, and consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994, which are included in Alcoa's
Form 10-Q for the period ended September 30, 1995. These financial statements are the responsibility of Alcoa's manage-ment.

     We conducted our review in accordance with standards established by the American Institute of Certified Public
Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the finan-cial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Pittsburgh, Pennsylvania
October 6, 1995

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)


Results of Operations

Principal income and operating data follow.
                                       Third quarter           Nine months
                                          ended                   ended
                                        September 30           September 30
                                        ------------           ------------
                                      1995        1994        1995      1994
                                      ----        ----        ----      ----
 Sales and operating revenues      $ 3,264.8    $2,561.6    $9,391.9  $7,262.5
 Income before extraordinary loss       226.4       70.1       639.6      75.1
 Net income                             226.4       70.1       639.6       7.2
 Earnings per common share
    Before extraordinary loss            1.27        .39        3.58       .41
    Net income                           1.27        .39        3.58       .03
 Shipments of aluminum products (1)       655        651       1,936     1,912

 (1)  in thousands of metric tons (mt)


Overview
Alcoa had the best third quarter in its history, earning
$226.4, or $1.27 per common share. For the comparable 1994 quarter, earnings were $70.1, or 39 cents per share.

For the first nine months of 1995, earnings were $639.6, or $3.58 per share. In the comparable 1994 period, earnings were $125.1, or $.69 per share, before after-tax charges. After the one-time charges, Alcoa reported income of $7.2, or three cents per share.

Included in the 1995 third quarter was a special after-tax charge of $5.4 which consisted of $16.9 ($27.8 pretax) for salaried personnel layoffs, principally at U.S. smelters, partially offset by $11.5($18.4 pretax) related to insurance settlements on environmental claims.

The two charges included in the first nine months of 1994 were: a special charge of $50.0 ($79.7 pretax), or 28 cents per share, for closing part of a forgings and extrusion plant in Vernon, California; and an extraordinary loss of $67.9, or 38 cents per share, for the early redemption of $225 of 7% debentures due 2011 that carried an effective interest rate of 14.7%.

Alcoa of Australia Limited's (AofA) pretax income from operations for the 1995 third quarter and year-to-date periods increased 19% and 52%, respectively, from the comparable 1994 periods. The increases were due primarily to higher prices for alumina, ingot and fabricated products. Additionally, 1995 third quarter and year-to-date periods were negatively affected by $27.2 resulting from an increase in the Australian tax rate from 33% to 36%.

In Brazil, Alcoa Aluminio's (Aluminio) third quarter 1995 pretax income from operations was $18.3, a decrease of $3.4 from the 1994 third quarter, primarily due to higher foreign exchange gains during the 1994 quarter. Year-to-date, pretax income was $71.4, up 97% from the 1994 nine-month period. Revenues grew 24% and 45% from the respective 1994 periods, due to higher prices for ingot and mill products, and strong sales of packaging products.

Alcoa's operations, divided into three segments, follow:

1. Alumina and Chemicals Segment
Total revenues for the Alumina and Chemicals segment were $477 in the 1995 third quarter, up 31% from the comparable 1994 quarter. Year-to-date, revenues were $1,286, up 18% from the 1994 period.

Although shipments of alumina were down slightly from the 1994 quarter and 6% from the year-to-date period, revenues were up 34% and 13%, respectively. Alumina chemicals revenues rose
29% from both the 1994 quarter and year-to-date levels, princi-pally due to higher shipments and a higher value-added product mix.

In December 1994, Alcoa and Western Mining Corporation Limited
(WMC) entered into a transaction to combine ownership of their respective worldwide bauxite, alumina and inorganic chemicals businesses into a group of companies (AWA) owned 60% by Alcoa and 40% by WMC. As part of the agreement, Alcoa acquired an additional 9% interest in AofA, bringing its total interest to 60%. During the 1995 third quarter, AWA produced 2,553 mt of alumina, shipping 1,661 to third-party customers.

2. Aluminum Processing Segment


                              Third quarter ended     Nine months ended
                              -------------------     -----------------
                                  September 30           September 30
                                  ------------           ------------
 Product classes                1995        1994       1995        1994
 ---------------                ----        ----       ----        ----
 Revenues
   Flat-rolled products      $ 1,046     $   801    $ 3,255     $ 2,340
   Engineered products           568         487      1,752       1,335
   Aluminum ingot                331         260        832         704
   Other aluminum products        99         121        280         345
                              ------      ------     ------      ------
 Total                       $ 2,044     $ 1,669    $ 6,119     $ 4,724

 Shipments (000 metric tons)
   Flat-rolled products          346         345      1,076       1,020
   Engineered products           109         115        345         321
   Aluminum ingot                177         172        459         517
   Other aluminum products        23          19         56          54
                              ------      ------     ------      ------
 Total                           655         651      1,936       1,912


Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS). Shipments of RCS in the 1995 third quarter were up 4% over the 1994 quarter and 9% over the 1994 year-to-date period. Revenues from RCS increased 45% and 53% from the respective periods.

Sheet and plate shipments in the 1995 third quarter were down 3% from 1994 levels. However, revenues for the quarter were up 20%. Shipments were up 5% in the 1995 year-to-date period and, combined with higher prices, generated a 28% increase in revenues over the 1994 period.

Aluminum ingot - Ingot shipments for the 1995 third quarter were up 3% from the 1994 quarter on the strength of higher U.S. shipments. Year-to-date, shipments were 11% lower than those in the 1994 period, reflecting the lower production levels brought about by the 450,000 mt of idle smelting capacity. Realized ingot prices in 1995 increased 33% from 1994.

Engineered products - These products include extrusions used in the transportation and construction markets, forged aluminum wheels, and wire, rod and bar. Revenues from the sale of engineered products increased 17% in the 1995 third quarter because of higher prices. Year-to-date, revenues and shipments were up 31% and 8%, respectively.

On September 11, 1995, A-CMI, a partnership between Alcoa and CMI International, announced plans to build its first European manufacturing plant in Lista, Norway. The plant will develop and produce aluminum chassis, suspension, brake and powertrain components and systems. The plant represents a total invest-ment of approximately $40, and will be built in close proximity to an Elkem Aluminum ANS plant which will deliver molten aluminum to the new car parts factory.

Other aluminum products - Shipments of other aluminum products during the 1995 nine-month period increased 2% from 1994, while prices fell 21%, mainly due to a drop in aluminum closure prices. Third quarter 1995 revenues were down 17% because of these lower prices.

3. Non-aluminum Segment
Revenues for the non-aluminum segment were $744 in the 1995 third quarter, up 40% from $527 in the 1994 quarter. Year-to-date, this segment had revenues of $1,987, compared with $1,451 in 1994. The increases are largely due to the acquisition of Electro-Wire Products (EWP) by Alcoa Fujikura
(AFL), along with increased sales of plastic closures, particularly in Brazil. Alcoa Electronic Packaging also recorded a 42% increase in sales over the 1994 third quarter on the strength of higher shipments.

Cost of Goods Sold
Cost of goods sold increased $397, or 19%, from the 1994 third quarter. Year-to-date, the increase was $1,164, or 20%. The increases reflect improved volume along with higher purchased metal and raw material costs. Cost of goods sold as a percentage of revenues in the 1995 year-to-date period was 73.7%, or 5.6 percentage points lower than the 1994 ratio.
The lower ratio in 1995 is primarily due to higher prices for nearly all aluminum products and improved cost performance.

Other Income & Expenses
Other income was up $45 from the year ago nine-month period primarily because of increased equity earnings and higher interest income.

Selling, general and administrative expenses increased $22 and $61 from the year-ago quarter and nine-month periods largely because of higher salaries, higher accruals for variable compensation and the acquisition of EWP.

The estimated effective tax rate for 1995 was raised to 33% from an earlier projection of 32.5%. The rate was calculated including the effects of a negative adjustment related to AofA. In the third quarter the Australian government passed legislation to increase the corporate income tax rate from 33% to 36% retroactive to the beginning of the year. As a result, AofA recorded a $27.2 increase in its taxes. Most of this amount relates to an adjustment of future taxes which were initially recorded at the lower rate. The difference between the 1995 estimated effective tax rate of 33% and the U.S. statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

Minority interests' share of income from operations declined 16% from the 1994 third quarter and increased 51% year-to-date. The third quarter decrease is due primarily to lower earnings at Aluminio, AFL and Alcoa-Kofem. Year-to-date results reflect higher earnings by Aluminio, AofA and Alcoa-Kofem.

Commodity Risks
In 1994, Alcoa entered into longer-term contracts with a variety of customers in the U.S. for the supply of approxi-mately 1.5 million mt of aluminum products over the next several years. As a hedge against the economic risk asso-ciated with these contracts, Alcoa entered into long positions using principally futures and options contracts.
At December 31, 1994 these contracts totaled approximately
1.4 million mt. At September 30, 1995, such contracts totaled 1.2 million mt. These contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The futures and options contracts are with creditworthy counter-parties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks, as appropriate.

In addition, Alcoa had 14,000 mt of London Metal Exchange contracts outstanding at year-end 1994 that cover fixed-price commitments to supply customers with metal from internal sources. At September 30, 1995, such contracts totaled 255,000 mt. Accounting convention requires that these contracts be marked to market.

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

Alcoa's remediation reserve balance at the end of the 1995 third quarter was $339 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a third of the reserve relates to Alcoa's Massena, New York plant site. Remediation expenditures charged to the reserve during the 1995 nine-month period were $58. Expenditures included those currently mandated as well as those not required by any regulatory authority or third party. During the period Alcoa settled claims with several insurance companies related to environmental liabilities. Alcoa has received $91.8 during the 1995 nine-month period in settlement of such claims, of which $73.4 was used to increase existing environmental reserves and $18.4 was taken into income as stated earlier. Additions to environmental reserves include costs to perform further investigation and feasibility studies at the Pt. Comfort, Texas plant site.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1995.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 1995 nine-month period was $1,076, $274 higher than in the 1994 period. The higher cash was generated primarily by improved earnings, partly offset by net increases in working capital components. The increase in noncurrent liabilities is primarily due to cash received from settlements of metal hedging activities. The gains and losses associated with these metal contracts are reflected in earnings concurrently with the hedged revenues or costs.

Financing Activities

Financing activities generated $191 of cash during the first nine months of 1995. These included $89 in short-term borrowing and $101 for employee stock options. Additional long-term borrowings net of debt payments generated $396, as AFL borrowed $304 to finance the EWP acquisition. Aluminio also borrowed $186 during the period to fund future investments.

During the period, Alcoa used $186 to repurchase 2,749,200 shares of its common stock. Dividends paid to shareholders were $122 in the 1995 year-to-date period, an increase of $14 from 1994 as Alcoa increased its quarterly dividend from 20 cents to 22.5 cents per share beginning in the 1995 first quarter. Dividends paid to minority interests totaled $87.

Investing Activities

Capital expenditures for the 1995 period were $547, up from $394 in the 1994 period. Most of the 1995 expenditures were for sustaining operations. Alcoa also spent $427 during the period to acquire three new subsidiaries, EWP, St. Croix Alumina and Discovery Alumina.

With the formation of AWA, WMC paid Alcoa a net amount of $367 in January 1995. Alcoa in turn loaned WMC $122 in January 1995. The loan is due on demand and carries an interest rate of LIBOR plus 10 basis points. The $129 reduction in minority interests relates primarily to the redemption of all of the outstanding preferred stock of Alcoa International Holdings Company.

Alcoa and subsidiaries

Summarized consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.


                                            (unaudited)
                                           September 30    December 31
                                           ------------    -----------
                                               1995           1994
                                               ----           ----
Cash and short-term investments            $   294.7       $    34.5
Other current assets                           328.1           376.4
Properties, plants and equipment, net (1)      836.6           929.0
Other assets                                   176.2           161.8
                                             -------         -------

      Total assets                           1,635.6         1,501.7
                                             -------         -------

Current liabilities                            352.2           415.2
Long-term debt (2)                             341.6           222.2
Other liabilities                               88.3            33.3
                                             -------         -------

      Total liabilities                        782.1           670.7
                                             -------         -------

            Net assets                     $   853.5       $   831.0
                                             =======         =======

                                    (unaudited)            (unaudited)
                                Third quarter ended     Nine months ended
                                    September 30           September 30
                                    ------------           ------------
                                  1995        1994       1995        1994
                                  ----        ----       ----        ----

Revenues                        $  298.6    $  240.3   $  892.1    $  615.3
Costs and expenses                (264.0)     (205.8)    (758.6)     (538.1)
Translation and exchange
adjustments                          0.7        12.3        4.0        (3.0)
Income tax expense                  (4.3)      (10.1)     (16.5)      (12.6)
                                 -------     -------    -------     -------

      Net income                $   31.0    $   36.7   $  121.0    $   61.6
                                 =======     =======    =======     =======

Alcoa's share of net income     $   18.3    $   21.7   $   71.4    $   36.3
                                 =======     =======    =======     =======

(1) Effective January 1, 1995, the portion of Aluminio's operations included in the WMC transaction was transferred to a new Alcoa subsidiary which is not included in Aluminio's consolidated financials. Likewise, Aluminio's closure operations outside of Brazil were transferred to another Alcoa subsidiary effective March 1, 1995.

(2) Held by Alcoa Brazil Holdings Company - $22.5


Alcoa and subsidiaries

Summarized consolidated financial data for AofA, an Australian subsidiary, follow. At January 1, 1995, Alcoa's ownership interest in AofA increased from 51% to 60%.



                                         (unaudited)
                                         September 30   December 31
                                         ------------   -----------
                                             1995          1994
                                             ----          ----
Cash and short-term investments            $   76.0      $   88.2
Other current assets                          543.2         484.9
Properties, plants and equipment net        1,583.9       1,645.3
Other assets                                  102.9         102.5
                                            -------       -------

      Total assets                          2,306.0       2,320.9
                                            -------       -------

Current liabilities                           335.0         317.9
Long-term debt                                145.9         150.2
Other liabilities                             414.4         382.6
                                            -------       -------

      Total liabilities                       895.3         850.7
                                            -------       -------

      Net assets                          $ 1,410.7     $ 1,470.2
                                            =======       =======

                                 (unaudited)             (unaudited)
                                Third quarter         Nine months ended
                                 September 30           September 30
                                 ------------           ------------
                               1995        1994       1995        1994
                               ----        ----       ----        ----
Revenues (1)                 $  480.8    $  390.6   $1,313.3    $1,100.8
Costs and expenses             (354.5)     (321.2)    (987.4)     (896.1)
Translation and exchange
  adjustments                     -           0.2        -           2.2
Income tax expense(2)           (70.9)      (14.8)    (134.8)      (59.0)
                              -------     -------    -------     -------

           Net income        $   55.4    $   54.8   $  191.1    $  147.9
                              =======     =======    =======     =======

Alcoa's share of net income  $   33.2    $   27.9   $  114.7    $   75.4
                              =======     =======    =======     =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

      Third quarter ended September 30:       1995 - $12.6, 1994 - $10.0
      Nine months ended September 30:         1995 - $37.4, 1994 - $23.7

(2) The 1995 nine-month period includes a $27.2 tax charge associated with a change in the Australian corporate tax rate from 33% to 36%.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on June 13, 1995, the company was served with a class action complaint in the matter of John P. Cooper, et al., v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs allege violation of federal and state civil rights laws prohibiting discrimination on the basis of race and gender. Plaintiffs seek class action status for five classes of employees or prospective employees of Alcoa at its Davenport, Iowa facility. Plaintiffs seek a permanent injunction against allegedly discriminatory practices, restitution of claimed benefits and income, and unspecified compensatory and punitive damages. Alcoa has answered the complaint and denied all alleged violations of federal or state law. Alcoa also has filed a motion to dismiss certain of the plaintiffs' claims. Discovery is underway.

As previously reported, on December 21, 1992, Alcoa was named as a defendant in KML Leasing v. Rockwell Standard Corpora-tion, filed in the U.S. District Court for the District of Oklahoma on behalf of 7,317 Aero Commander, Rockwell Commander and Gulfstream Commander aircraft owners. The complaint alleges defects in certain wingspars manufactured by Alcoa. Alcoa's aircraft builder's product liability insurance carrier has assumed defense of the matter. In May 1993, Alcoa received a reservation of rights letter from its insurance carrier which purports to reserve its rights with respect to a majority of the types of damages claimed. Alcoa continues to challenge the reservation. In May 1995, the court granted Alcoa's motion for summary judgment to dismiss the action.
The plaintiffs have appealed.

As previously reported, Alcoa was named as one of several defendants in a number of lawsuits filed as a result of the Sioux City, Iowa DC-10 plane crash in 1989. The plaintiffs claim that Alcoa fabricated the titanium fan disk involved in the alleged engine failure of the plane from a titanium forging supplied by a third party. Sixteen of the 22 cases which were pending at year end 1994 have been settled.

As previously reported, Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly one hundred different insurance companies that provided insurance coverage to the company for periods between the years 1956 and 1985.
In the 1995 third quarter, two summary judgment motions made by certain of the defendants were ruled upon in Alcoa's favor. During 1995, the company settled claims against several of the defendants. Trial in this proceeding is expected to commence in the 1996 first quarter.

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



                               ALUMINUM COMPANY OF AMERICA


November 13, 1995              By /s/ JAN H. M. HOMMEN
Date                          Jan H. M. Hommen
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



November 13, 1995              By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Vice President and Controller
                              (Chief Accounting Officer)

                            EXHIBITS


                                                       Page

11. Computation of Earnings per Common Share            18
12. Computation of Ratio of Earnings to Fixed Charges   19
15. Independent Accountants' letter regarding           20
    unaudited financial information
27. Financial Data Schedule