Form 10-K405
period 1995-12-31
ALUMINUM CO OF AMERICA
filed 1996-03-11
CIK 4281

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

   / x /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                OR
   /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     Name of each exchange
Title of each class                   on which registered

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

     As of March 1, 1996 there were 175,070,628 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $9,997 million.

Documents incorporated by reference.

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1995 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated March 6, 1996, except for the performance graph and Compensation Committee Report.


                   ALUMINUM COMPANY OF AMERICA

     Aluminum Company of America was formed in 1888 under the laws of the Commonwealth of Pennsylvania. Unless the context otherwise requires, Alcoa or the Company means Aluminum Company of America and all subsidiaries consolidated for the purposes of its financial statements.

                                PART I

Item 1.  Business.

     Alcoa is the world's largest integrated aluminum company, producing and selling primary aluminum and semi-fabricated and finished aluminum products. Alcoa is also the world's largest producer of alumina. The Company produces and sells alumina-based chemicals, a variety of other finished products and compo-nents and systems. The Company's products are used primarily by packaging, transportation (including aerospace, automotive, rail and shipping), building and industrial customers world-wide. Alcoa has operating and sales locations in 28 countries.

     Alcoa serves a variety of customers in a number of markets. Consolidated revenues from these markets were:


                                             (dollars in millions)
  Revenues by Market                         1995     1994    1993
                                             ----     ----    ----

     Packaging                            $  3,797   $2,830  $2,606
     Transportation                          2,232    1,671   1,397
     Distributor and Other                   1,988    1,570   1,274
     Alumina and Chemicals                   1,705    1,494   1,437
     Building and Construction               1,531    1,391   1,299
     Aluminum Ingot                          1,247      948   1,042

       Total Sales and Operating Revenues  $12,500   $9,904  $9,055


     Segment and geographic area financial information is presented in Note P to the Financial Statements.

  Major Operations

     Most aluminum facilities located in the United States are owned by the parent company. Alcoa of Australia Limited
(AofA), Alcoa Aluminio S.A. (Aluminio) in Brazil and Alcoa Fujikura Ltd. (AFL) are the three largest operating subsi-diaries.

     AofA operates integrated aluminum facilities in Australia, including mining, refining, smelting and fabricating opera-tions. More than half of AofA's 1995 revenues were derived from alumina, and the balance was derived principally from primary aluminum, rigid container sheet and gold.

     Alcoa Brazil Holdings Company holds Alcoa's 59% interest in Aluminio, an integrated aluminum producer in Brazil. Aluminio operates mining, refining, smelting, fabricating and closures facilities at various locations in Brazil. Approximately 28% of Aluminio's 1995 unconsolidated revenues was derived from primary aluminum, and exports accounted for approximately one-fourth of its revenues.

     AFL, owned 51% by Alcoa and 49% by Fujikura Ltd. of Japan, produces and markets automotive electrical distribution systems, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable televi-sion and datacom markets.

  Alumina and Chemicals Restructuring

     In December 1994, Alcoa and WMC Limited of Melbourne, Australia (WMC) (formerly Western Mining Corporation Holdings Limited) restructured and combined their respective worldwide bauxite, alumina and alumina-based chemicals businesses and investments into a group of companies (Alcoa World Alumina) owned 60% by Alcoa. The restructuring and combination of cer-tain businesses and investments in Brazil between Alcoa, WMC and third party investors in Aluminio were concluded late in the first quarter of 1995. See Note C to the Financial Statements.

     Alcoa World Alumina is a series of affiliated operating entities and assets which includes the following:

     1. 99.25% ownership interest in AofA, including its aluminum smelting and fabricating operations;

     2.   Alcoa's operations at Point Comfort, Texas
(refining); bauxite mining in Guinea, Africa (through an interest in Halco (Mining) Inc.); Jamaica (mining and refining); Suriname (mining, refining and smelting); and the U.S. Virgin Islands (refining);

     3.   Alcoa's bauxite and alumina shipping operations;

     4. Alcoa's alumina-based chemicals businesses in Australia, Germany, India, Japan, the Netherlands, Singapore and U.S.; and

     5.   An interest in the Alumar alumina refinery at Sao
Luis, Brazil (Alumar Refinery) and in Mineracao Rio do Norte
S.A. (MRN) (mining).

     A five-member strategic council, with three members appointed by Alcoa and two by WMC, provides counsel and direc-tion to Alcoa World Alumina. Alcoa provides operating manage-ment for all of the affiliated operating entities.

  Competition

     The markets for most aluminum products are highly competi-tive. Price, quality and service are the principal competitive factors in most of these markets. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight and recyclability. The competitive conditions are discussed later for each of the Company's major product classes.

     The Company continues to examine all aspects of its opera-tions and activities and redesign them where necessary to enhance effectiveness and achieve cost reductions. Alcoa believes that its competitive position is enhanced by its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets and by the capability of its employees. Research and development, and an increased emphasis on full utilization of technology, have led to improved product quality and production techniques, new product development and cost control.

     The dissolution of the former Soviet Union and the lack of a mechanism to successfully integrate its economy with market economies significantly contributed to a global oversupply of aluminum in recent years. Prior to 1991, former Soviet alumi-num producers primarily served internal markets which weakened substantially after the collapse of the Soviet Union, and aluminum produced at former Soviet smelters began to be exported. These exports caused an imbalance in demand and supply and resulted in severe downward pressure on aluminum prices.

     In January 1994, an accord was reached among the govern-ments of six major primary aluminum-producing nations (Australia, Canada, the European Union, Norway, Russia and the U.S.) to address the global aluminum supply situation. Under the accord, the Russian industry would reduce its annual alumi-num exports for up to two years, the EU would refrain from renewing import quotas on Russian ingot when the quotas expired in early 1994, and certain of the participating governments would create a fund to assist in the modernization of the Russian industry.

     By year-end 1994, Alcoa indefinitely curtailed 450,000 metric tons (mt) per year of its total worldwide smelting pro-duction. This capacity remains idled.

  Risk Factors

     In addition to risks inherent in Alcoa's worldwide opera-tions, Alcoa is exposed generally to financial, market, politi-cal and economic risks.

     Commodity Risks

     Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an interna-tionally priced, sourced and traded commodity. The principal trading market for ingot is the London Metal Exchange (LME). Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

     Alcoa divides its operations into four regions: U.S., Pacific, Other Americas and Europe. AofA in the Pacific region, and Aluminio in the Other Americas, are generally in net long metal positions. From time to time, they may sell production forward. In the European region there are no smelting operations controlled by Alcoa, and accordingly, this region is net short and may purchase forward positions from time to time. At the present time, forward purchase and sales activity within these three regions is not material.

     In the U.S., and for export, Alcoa enters into long-term contracts with a number of its fabricated products customers. At December 31, 1995, and 1994, such contracts approximated 2,483,000 mt and 1,500,000 mt, respectively, of fabricated products over the next several years. Alcoa may enter into similar arrangements in the future.

     As a hedge against the economic risk of higher prices for metal needs associated with these long-term contracts, Alcoa entered into long positions, principally using futures and option contracts. At December 31, 1995 and 1994, these con-tracts totaled approximately 1,210,000 mt and 1,400,000 mt, respectively. The contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The futures and option contracts are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

     For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     Alcoa intends to close out the hedging contracts at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the closed hedging contracts of $466 million at December 31, 1995 are expected to offset the increase in the price of the purchased metal.

     The expiration dates of the call options and the delivery dates of the futures contracts do not always coincide exactly with the dates on which Alcoa is required to purchase metal to meet its contractual commitments with customers. Accordingly, some of the futures and option positions will be rolled forward. This may result in significant cash inflows if the hedging con-tracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows if metal prices fall below the price of contracts being rolled forward.

     In addition, Alcoa had 461,000 mt of LME contracts out-standing at year-end 1995 that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked to market which resulted in an aftertax charge to earnings of $38 million in 1995.

     Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Note Q.

     Financial Risk

     Since Alcoa participates in the global marketplace, it is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, Alcoa enters into foreign currency exchange contracts, including forwards and options, to manage its transactional exposure to changes in currency exchange rates.

     Alcoa also attempts to maintain a reasonable balance between fixed and floating rate debt, using interest rate swaps where appropriate to keep financing costs as low as possible.

     Risk Management

     All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straight-forward. They are primarily entered into for the purpose of removing uncertainty and volatility, and principally cover underlying exposures.

     Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). It is composed of the Chief Execu-tive Officer, the Vice Chairman, the Chief Financial Officer and other officers and employees as the Chief Executive Officer may select from time to time. SRMC reports to the Board of Directors at each of its scheduled meetings on the scope of Alcoa's derivatives activities and programs.

     For further information on Alcoa's hedging and derivatives activities, see Notes A, I and Q to the Financial Statements, which are incorporated herein by reference.

  Segments

     Alcoa's operations consist of three segments: Alumina and Chemicals, Aluminum Processing, and Nonaluminum Products.
Discussion of Alcoa's operations and properties by its three segments follows.

Alumina and Chemicals Segment

     The Alumina and Chemicals segment includes the production and sale of bauxite, alumina, alumina (industrial) chemicals and transportation services.

  Bauxite

     Bauxite, aluminum's principal raw material, is refined into alumina through a chemical process and is then smelted into primary aluminum. Most of the bauxite mined and alumina produced by the Company, except by AofA, is further processed by the Company into aluminum. All of the Company's bauxite interests are now included in Alcoa World Alumina with the exception of Alcoa's bauxite mines in Arkansas, Aluminio's bauxite mines in Pocos de Caldas, Brazil and an 8.6% interest in MRN, which is also held by Aluminio.

     The Company has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea. These agreements expire after 2011. This bauxite services most of the requirements of the Point Comfort, Texas alumina refinery. Suriname Aluminum Company, L.L.C. (Suralco) mines bauxite in Suriname under rights which expire after the year 2000. Suralco also holds a 26% minority interest in a bauxite mining joint venture managed by the majority owner, an affiliate of Gencor Limited of South Africa (Gencor). Bauxite from both mining operations serves Suralco's share of the refinery in Suriname referred to below.

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

  Alumina

     Alumina is sold principally from operations in Australia, Jamaica and Suriname. Approximately 38% of the Company's alumina production in 1995 was sold to third parties. Most of the alumina supply contracts are negotiated on the basis of agreed volumes over a multi-year time period to assure a con-tinuous supply of alumina to the smelters which receive the alumina. Most alumina is sold under contracts where prices are negotiated periodically or are based on formulas related to aluminum ingot market prices or to production costs. Alumina demand and supply are generally in balance.

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

     An Alcoa subsidiary and a corporation owned by the govern-ment of Jamaica are equal participants in a joint venture, managed by the subsidiary, that owns an alumina refinery in Clarendon Parish, Jamaica. Annual alumina capacity at the Clarendon refinery will be increased from 800,000 to approxi-mately 1,000,000 mt in the next several years.

     Aluminio is the operator of the Alumar Consortium (Alumar), a cost-sharing and production-sharing venture which owns a large refining and smelting project near the northern coastal city of Sao Luis, Brazil. The Alumar Refinery has an annual capacity of approximately 1,000,000 mt and is owned 35.1% by Aluminio, 36% by an affiliate of Gencor, 18.9% by Abalco S.A. (owned 60% by Alcoa and 40% by WMC) and 10% by an affiliate of Alcan Aluminium Limited (Alcan). A majority of the alumina production is consumed at the smelter.

     Aluminio holds an 8.6% interest and Abalco S.A. holds a 4.6% interest in MRN, a mining company which is jointly owned by affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, Gencor, Norsk Hydro and Reynolds Metals Company. Aluminio purchases bauxite from MRN under a long-term supply contract.

     At Pocos de Caldas, Brazil, Aluminio mines bauxite and operates a refinery which produces alumina, primarily for its nearby smelter.

     In July 1995, Alcoa Alumina & Chemicals, L.L.C., through a majority owned entity, St. Croix Alumina, L.L.C., acquired a 600,000 mt per year alumina refinery located on St. Croix, U.S. Virgin Islands from Virgin Islands Alumina Corporation, a sub-sidiary of Glencore International AG.

  Industrial Chemicals

     The Company sells industrial chemicals to customers in a broad spectrum of markets for use in refractories, ceramics, abrasives, chemicals processing and other specialty applica-tions.

     A variety of industrial chemicals, principally alumina-based chemicals, are produced or processed at plants located in Mobile, Alabama; Bauxite, Arkansas; Ft. Meade, Florida; Dalton, Georgia; Lake Charles, Port Allen and Vidalia, Louisiana; Leetsdale, Pennsylvania; Nashville, Tennessee; Point Comfort, Texas; Kwinana and Rockingham, Australia; Pocos de Caldas and Salto, Brazil; Ludwigshafen, Germany; Iwakuni and Naoetsu, Japan; Moerdijk and Rotterdam, the Netherlands; and Singapore. Aluminum fluoride, used in aluminum smelting, is produced from fluorspar at Point Comfort and from hydrofluosilicic acid at Ft. Meade. With the exception of the plants located in Pocos de Caldas and Salto, all of these facilities are now part of Alcoa World Alumina.

     The Company and The Associated Cement Companies Ltd. of Bombay, India have formed a joint venture to import, process and market tabular alumina and alumina-based chemicals for the refractory and ceramic industries in India. The venture com-pleted construction of its processing plant in India in 1995.

     In June 1995, the Company acquired Discovery Industries,
Inc., a privately-held producer of alumina-based chemicals in Port Allen, Louisiana.

Aluminum Processing Segment

     The Aluminum Processing segment comprises the production and sale of molten metal, ingot, and aluminum products that are flat-rolled, engineered or finished. Also included are power, transportation and other services.

     Revenues and shipments for the principal classes of pro-ducts in the aluminum processing segment are as follows:


                                          (dollars in millions)
                                         1995     1994      1993
                                         ----     ----      ----

          Revenues:
            Aluminum ingot              $1,197  $   920    $1,042
            Flat-rolled products         4,177    3,201     2,974
            Engineered products          2,303    1,882     1,528
            Other aluminum products        357      474       430
                                         -----    -----     -----
          Total                         $8,034   $6,477    $5,974
                                         =====    =====     =====

                                            (mt in thousands)
          Shipments:
            Aluminum ingot                 673      655       841
            Flat-rolled products         1,380    1,381     1,271
            Engineered products            454      433       379
            Other aluminum products         75       82        89
                                         -----    -----     -----
          Total                          2,582    2,551     2,580
                                         =====    =====     =====


  Aluminum Ingot

     The Company smelts primary aluminum from alumina obtained principally from the alumina refineries discussed earlier. Smelters are located at Warrick, Indiana; Massena, New York; Badin, North Carolina; Alcoa, Tennessee; Rockdale, Texas; Wenatchee, Washington; Point Henry and Portland, Australia; Pocos de Caldas and Sao Luis, Brazil; and Paranam, Suriname. The Company's smelting operations in Australia and Suriname have been included in Alcoa World Alumina. Alcoa's consoli-dated annual rated primary aluminum capacity is approximately
1.9 million mt. When operating at capacity, the Company's smelters more than satisfy the primary aluminum requirements of the Company's fabricating operations. Purchases of aluminum scrap (principally used beverage cans), supplemented by pur-chases of ingot when necessary, satisfy any additional aluminum requirements. Most of the Company's primary aluminum produc-tion in 1995 was delivered to other Alcoa operations for alloying and/or further fabricating.

     The Company utilizes electric power, natural gas and other forms of energy in its refining, smelting and processing opera-tions. Aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts over time for approximately 25% of the Company's primary aluminum costs. Alcoa generates approximately 40% of the power used at its smelters worldwide. Most firm power purchase contracts tie prices to aluminum prices or to prices based on various indices.

     The joint venture smelter at Portland, Victoria, with an annual rated capacity of 320,000 mt, is owned 45% by AofA, 25% by the State of Victoria, 10% by the First National Resources Trust, 10% by the China International Trust and Investment Cor-poration, and 10% by Marubeni Aluminium Australia Pty., Ltd. (Portland Smelter Participants). A subsidiary of AofA operates the smelter. Each Portland Smelter Participant is required to contribute to the cost of operations and construction in pro-portion to its interests in the venture and is entitled to its proportionate share of the output. Alumina is supplied by AofA. The Portland site can accommodate additional smelting capacity.

     Currently, approximately 36% of the power for the Point Henry smelter is generated by AofA using its extensive brown coal deposits. The balance of the power, and power for the Portland, Victoria smelter, is available under contracts with the State Electricity Commission of Victoria which expire in

2014 and 2016, respectively. Power prices are tied by formula to aluminum prices. The State Government of Victoria has announced its desire to renegotiate the power contracts for the Point Henry and Portland smelters, but, after discussions, ter-minated the negotiations and advised that the existing base contracts will be honored. Informal discussions are continuing on clarifying various aspects of power supply to the smelters.

     The Alumar Consortium aluminum smelter at Sao Luis, Brazil has an annual rated capacity of 328,000 mt. Aluminio receives about 54% of the primary aluminum production.

     Electric power for Alumar's Sao Luis smelter is purchased from the government-controlled power grid in Brazil at a small discount from the applicable industrial tariff price and is protected by a cap based on the LME price of aluminum. Aluminio's Pocos de Caldas smelter purchased firm and inter-ruptible power from the government-controlled electric utility under a contract which expired January 1, 1996. Aluminio is negotiating with the utility for a renewal of that contract. Pending completion of a new contract, Aluminio is purchasing power from the utility at the applicable common tariff price.

     Over 50% of the power requirements for Alcoa's U.S. smelters is generated by the Company, and the remainder is purchased from others under long-term contracts. Less than 15% of the self-generated power results from the Company's entitle-ment to a fixed percentage of the output from a hydroelectric power facility located in the northwestern United States.

     The Company generates substantially all of the power used at its Warrick smelter using coal reserves near the smelter that should satisfy requirements through year-end 1997. The Company is negotiating a coal supply contract to meet the needs of the smelter through 2006. Lignite is used to generate power for the Rockdale, Texas smelter. Company-owned generating units supply about half of the total requirements and the balance is purchased from a dedicated power plant under a con-tract which expires not earlier than 2013.

     In connection with the electric power generated for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina, two subsidiaries of the Company own and operate hydroelectric facilities subject to Federal Energy Regulatory Commission licenses effective until 2005 and 2008, respectively. For the Tennessee plant, the Company also purchases firm and interrup-tible power from Tennessee Valley Authority under a contract which expires in 2000. For the Badin plant, the Company pur-chases additional power under an evergreen contract providing for specified periods of notice before termination by either party.

     The purchased power contract for the Massena smelter expires not earlier than 2003 but may be terminated by the Company with one year's notice.

     Alcoa has two principal power contracts for its Wenatchee smelter. The contract for the power output entitlement referred to above expires in 2011. The contract with Bonne-ville Power Administration expires in 2001 and includes 25% interruptible power. Power restrictions may occur when pre-cipitation is below normal. Beginning in 1995, a portion of the power supplied under the entitlement contract was replaced by power purchased from the local public utility district. Additional power also may be purchased from the district.

     Although not included in the revenues by market or revenues and shipments tables above or in the rated primary aluminum capacity figure above, the Company reports equity earnings from its interest in two primary aluminum smelters in Norway. Elkem Aluminium ANS, 50% owned by Norsk Alcoa A/S, a subsidiary, is a partnership that owns and operates the smelters.

     In November 1995, Alcoa signed an agreement to acquire the principal operating assets of Alumix S.p.A., Italy's state-owned integrated aluminum producer. Alcoa will acquire two primary aluminum smelters, at Portovesme and Fusina, with combined annual capacity of 170,000 mt; a rolling mill at Fusina with annual capacity of 140,000 mt; four aluminum extru-sion plants (at Bolzano, Fossanova, Feltre and Iglesias) with combined annual capacity of 70,000 mt; and an extrusion die shop, six metal distribution centers, three administrative centers and sales offices in France, Germany, Spain and the United Kingdom. The acquisition is expected to close before mid-year 1996.

  Flat-Rolled Products

     The Company's flat-rolled products serve three principal markets: light gauge sheet products serve principally the packaging market, and sheet and plate products serve princi-pally the transportation and building and construction markets.

     Alcoa employs its own sales force for most products sold in the packaging market. Most of the packaging revenues in 1995 were derived from rigid container sheet (RCS) sold to can companies for production of beverage and food cans and can ends. The number of RCS customers in the U.S. is relatively small, and the number of can companies has been shrinking. Use of aluminum beverage cans continues to increase, particularly in Asia, Europe and South America, where per capita consump-tion remains relatively low. Aluminum foil and packaging sheet (other than RCS) are sold principally in the packaging markets.

     Aluminum's diverse characteristics, particularly its light weight and recyclability, are significant factors in packaging markets where alternatives such as steel, plastic and glass are competitive materials. Leadership in the packaging markets is maintained by improving processes and facilities, as well as by providing research and technical support to customers.

     Light gauge aluminum sheet and foil products are manufac-tured at several locations. RCS is produced at Warrick, Indiana; Alcoa, Tennessee; Point Henry, Australia; Yennora, Australia (a joint venture facility acquired in January 1996); Moka, Japan (a joint venture facility); and Swansea, Wales. Light gauge sheet and foil are produced at Lebanon, Pennsyl-vania; Shanghai, China; and Yennora, Australia. Foil conver-sion activity at the Davenport, Iowa plant will be repositioned to the Lebanon facility by mid-year 1996. Light gauge sheet, foil products and laminated evaporator panels are manufactured by Aluminio at Recife, Brazil.

     Used aluminum beverage cans are an important source of metal for RCS. The cost of used beverage cans continued to increase during the first half of 1995, then drifted lower during the second half of the year. Recycling aluminum con-serves raw materials, reduces litter and saves energy - about 95% of the energy needed to produce aluminum from bauxite. Also, recycling capacity costs much less than new primary aluminum capacity. Can recycling or remelt facilities are located at or near Alcoa's Warrick, Indiana and Alcoa, Tennessee plants.

     In early 1995 the Company and Shanghai Aluminum Fabrica-tion Plant (SAFP) formed a joint venture company to acquire and operate SAFP's existing aluminum foil and foil laminate produc-tion facility in Shanghai, China. The joint venture company, which commenced operations in May 1995, is owned 60% by Alcoa and 40% by SAFP. The facility currently produces approximately 8,500 mt of aluminum foil per year. It is anticipated that through the use of technology developed by Aluminio and the addition of a second caster, annual output will increase to approximately 18,000 mt within five years.

     The Company has joint ventures with Kobe Steel, Ltd.
(Kobe) in Australia and Japan that serve the packaging markets.
KSL Alcoa Aluminum Company, Ltd. (KAAL) manufactures and sells
RCS in

Japan and other Asian countries. The Company holds a 50% interest in KAAL. In connection with this joint venture, Alcoa entered into a long-term metal contract with Kobe.

     KAAL Australia Pty. Limited (KAAL/Australia) was formed in December 1995 to acquire Comalco Limited's rolled products operations at Yennora, Australia. KAAL/Australia will manufac-ture and sell aluminum sheet and foil for the Australian market, as well as RCS for Australian and Asian markets. The Company also holds a 50% interest in KAAL/Australia. Negotiations relating to the acquisition of the AofA rolling mill at Point Henry by KAAL/Australia or an affiliate are proceeding.

     Sheet and plate products serve aerospace, automotive, lithographic, railroad, ship-building, building and construc-tion, defense and other industrial and consumer markets. The Company maintains its own sales forces for most of these products. Differentiation of material properties, price and service are significant competitive factors. Aluminum's diverse characteristics are important in these markets, where competitive materials include steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; and wood and vinyl in building and construction applications.

     The Company's largest sheet and plate plant is located at Davenport, Iowa. It produces products requiring special alloying, heat treating and other processing, some of which are unique or proprietary. The Company serves European sheet and plate markets through a distribution center in Paal, Belgium.

     The Company substantially has completed a plant in Hutchinson, Kansas for further processing and just-in-time stocking of aluminum sheet products for the aerospace market.

     Alcoa continues to develop alloys and products for aero-space applications, such as new aluminum alloys for application in the Boeing 777 aircraft. A research and development effort also has resulted in the commercial development of a series of aluminum and aluminum-lithium alloys which offer significant weight savings over traditional materials for aerospace and defense applications.

     The Company and Kobe also have two joint venture companies, one in the U.S. and one in Japan, to serve the transportation industry. The initial emphasis of these companies is on expanding the use of aluminum sheet products in passenger cars and light trucks.

     The Company has a 50.1% interest in Alcoa-Kofem Kft., a Hungarian subsidiary. The government-owned Hungarian Aluminium Industrial Corporation holds the remaining equity interest.
The subsidiary produces common alloy flat and coiled sheet, soft alloy extrusions and end products for the building, con-struction, food and agricultural markets in central and western Europe. Alcoa is providing technological and operational expertise to Alcoa-Kofem Kft.

  Engineered Products

     Engineered products principally include extrusion and tube, wire, rod and bar, forgings, castings, aluminum building products, aluminum memory disk blanks and other products which are sold in a wide range of markets, but principally in the transportation market.

     Aluminum extrusions and tube are produced principally at five U.S. locations. The Chandler, Arizona plant produces hard alloy extrusions, tube and forge stock; the Lafayette, Indiana plant produces a broad range of hard alloy extrusions and tube; the Baltimore, Maryland plant produces large press extrusions; and plants at Tifton, Georgia and Delhi, Louisiana produce common alloy extrusions. In 1994, the Company announced the shutdown of the hard alloy extrusion and tube and forgings facilities at its Vernon, California plant. This plant continues to produce cast aluminum plate. In August

1995, Alcoa announced that it will invest approximately $12 million over the next two years in new machinery and equip-ment for the cast aluminum plate operations.

     Alcoa and VAW Aluminium AG (VAW) have a joint venture that produces and markets high-strength aluminum extrusions, rod and bar to serve principally European transportation and defense markets. An Alcoa subsidiary owns 60% and VAW owns 40% of the venture, which is called Alcoa VAW Hannover Presswerk GmbH & Co. KG and is located in Hannover, Germany.

     Aluminum extruded products are manufactured by a subsidiary of Alcoa Latin American Holdings Corporation in Argentina and at several Aluminio locations in Brazil. In early March 1996, Aluminio acquired the extrusion assets of an Alcan affiliate in Brazil. These assets include four plants and eight extrusion presses. The transaction will be submitted to the Brazilian antitrust authorities for review and approval.

     Alcoa Nederland Holding B.V. (ANH) and its subsidiaries produce extrusions, common alloy sheet products and a variety of finished products for the building industry, such as alumi-num windows, doors and aluminum ceiling systems, as well as products for the agricultural industry such as automated green-house systems.

     The Company also produces extrusions in Hungary, Spain and the United Kingdom.

     Mechanical-grade redraw rod, wire and cold-finished rod and bar are produced at Massena, New York and are sold to dis-tributors and customers for a variety of applications in the building and transportation markets.

     Aluminum forgings are produced at Cleveland, Ohio and Bologne, France. These forgings are sold principally in the aerospace, defense and transportation markets. Forged alumi-num wheels for truck, bus and automotive markets are produced at Cleveland, Ohio.

     During the third quarter of 1995, Alcoa announced plans to build a plant in Szekesfehervar, Hungary to manufacture forged aluminum truck wheels for the European market. The plant also may manufacture wheels for export to Asian, South American and other geographic markets where European-type wheels are used. The plant is scheduled to commence operations in early 1997.

     Alcoa Automotive Structures GmbH produces aluminum compo-nents and sub-assemblies for aluminum automotive spaceframes. Aluminum spaceframes represent a significant departure from the traditional method and material used to manufacture primary auto body structures. In 1993 Alcoa completed construction and began operating a unique multi-million dollar plant in Soest, Germany to supply aluminum spaceframe products to its first customer, Audi AG. In 1994 Audi began marketing its new A8 luxury sedan, the first automobile to utilize a complete aluminum spaceframe body structure. The aluminum body struc-ture of the A8 is a result of a cooperation between Alcoa and Audi that began in 1981 and is constructed from components and sub-assemblies that are or will be produced by Alcoa. Audi has announced that the A8 will go on sale in the United States in the fall of 1996.

     Alcoa continues to cooperate with several automobile manu-facturers in Europe, North America and Japan to develop new automotive applications for aluminum products. For example, Chrysler Corporation's Plymouth Prowler, a new roadster, is scheduled to enter initial, low-volume production in January 1997. Carrying 900 pounds of aluminum (or approximately one-third of its weight), the Prowler will utilize an all aluminum frame and body as well as aluminum for brake rotors and suspen-sion components. Alcoa will provide the car's frame as well as aluminum sheet stock to be stamped into body panels and bumper assemblies.

     Alcoa has constructed and begun production at a plant in Northwood, Ohio, near Toledo, which will manufacture aluminum structural assemblies for the automotive industry.

     During the first quarter of 1995 the Company formed a joint venture with a subsidiary of CMI International, Inc. to produce cast and forged aluminum automotive parts. The Company holds a 50% interest in the venture called A-CMI.

     In September 1995, A-CMI announced plans to build its first European manufacturing plant in Lista, Norway. The plant will develop and produce cast aluminum chassis, suspension, brake and powertrain components and systems. The plant repre-sents a total investment of approximately $40 million and will be built in close proximity to an Elkem Aluminium ANS smelter which will deliver molten aluminum to the plant. This facility will commence production in mid-1997.

     In August 1995, the Company acquired DBM Industries, Ltd., of Montreal, Canada, a designer and builder of specialized die-casting machines. The acquisition provides Alcoa with the capability to manufacture die-cast aluminum parts and custom die-casting machines.

     Aluminio produces aluminum truck and van bodies in Sao
Paulo, Brazil and aluminum electrical cables at its Pocos de
Caldas plant.

     Alcoa Building Products produces and markets residential aluminum siding and other aluminum building products. These products are sold principally to wholesale distributors.

  Other Aluminum Products

     Alcoa produces aluminum closures for bottles at Richmond, Indiana; Worms, Germany; Nogi and Ichikawa, Japan; and near
Barcelona, Spain.

     The Company also sells aluminum scrap and produces and markets aluminum paste, particles, flakes, atomized powder, and is engaged in the production of high purity aluminum.

Nonaluminum Products Segment

     The Nonaluminum Products segment includes the production and sale of electrical, ceramic, plastic, and composite materials products, manufacturing equipment, gold, magnesium products, and steel and titanium forgings.

     AFL produces and markets automotive electrical distribu-tion systems (EDS), as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL is the only EDS supplier that has been awarded the Total Quality Excellence (TQE) Award by Ford Motor Company. All AFL automotive operations also have the Q1 rating from Ford. AFL now is supplying EDS to Subaru of America, Inc. (in the U.S.), Auto Alliance, Inc. (Mazda-Ford joint venture), Kenworth, Peterbilt, Mack and Navistar. AFL has a 90% interest in Michels GmbH & Co. KG, a manufacturer of EDS for automobiles, appliances and farm equipment with three plants in Germany and five plants in Hungary. AFL's Stribel group of companies are European manufacturers of electro-mechanical and electronic components for the European automo-tive market.

     In July 1995, AFL acquired the operations of Electro-Wire Products, Inc. Electro-Wire Products also manufactured EDS for autos, trucks and farm equipment. Combining these two busi-nesses created a worldwide enterprise that is the largest supplier of EDS to Ford Motor Company's worldwide operations. The combined enterprise also is the largest supplier of EDS to the heavy truck industry.

     In the first half of 1996, AFL and Aluminio will manufac-ture and sell EDS in Brazil through a joint venture.

     Alcoa Electronic Packaging, Inc. (AEP) produces ceramic packages used to hold integrated circuits for electronic equip-ment. In early December 1995, AEP was notified by its major customer, Intel, that no new orders would be forthcoming.
Alcoa is exploring all options available at this time. The book value of AEP's net assets at year-end 1995 was $69 million.

     Alcoa produces plastic closures for bottles at Crawfords-ville, Indiana; Olive Branch, Mississippi; Buenos Aires, Argen-tina; Sao Paulo, Brazil; Santiago, Chile; Tianjin, China; Bogota, Colombia; Szekesfehervar, Hungary; Nogi, Japan; Saltillo, Mexico; and near Barcelona, Spain. The Company also operates a plastic closures decorating facility and polye-thylene (PET) injection and blow molding facilities at Lima, Peru. Aluminio produces PET pre-forms and finished PET bottles at several plant and customer sites in Brazil and Argentina. Projects to manufacture pre-forms and bottles also are in development in China.

     Alcoa Zepf, L.L.C., a joint venture company owned 60% by the Company and 40% by Zepf Technologies USA Inc., manufactures rapid changeover and quick-change bottle control parts for the beverage industry. Alcoa also participates in a joint venture with Al Zayani Investments W.L.L. of Bahrain, known as Gulf Closures W.L.L., that manufactures plastic closures for markets in the Middle East. Alcoa's worldwide closures businesses are coordinated from Indianapolis, Indiana. The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and is gaining momentum in other countries.

     Alcoa Composites, Inc. principally designs and manufac-tures composite parts and structures for aerospace and trans-portation applications.

     The Company manufactures packaging equipment and machinery, principally for producing and decorating metal cans and can ends. In addition, the Company manufactures lines of equipment for producing plastic closures and for applying plastic or aluminum closures to beverage containers. Effective at the end of February 1996, Alcoa divested its minority interest in a company which sells food packaging machinery that fills and seals metal and multi-layered polymer and paper containers.

     Facilities to recover gold from AofA's mining leases in Western Australia were constructed, and mined gold was first poured, in 1988. Production has been declining since 1990.

     Magnesium produced by Northwest Alloys, Inc. in Addy, Washington (NWA) from minerals in the area owned by NWA is used by Alcoa and sold to third parties. Alcoa uses magnesium for certain aluminum alloys. Recycling is also a source of aluminum-magnesium alloys. Responding to world magnesium market conditions, NWA maintained high levels of magnesium production during 1995.

     Large press steel, titanium and special Inconel super-alloy forgings are produced at Cleveland, Ohio. Titanium and steel forgings are produced at Bologne, France. These products are sold principally in aerospace and commercial markets.

     Aluminio produces copper electrical cables at its Pocos de
Caldas and Guarulhos, Brazil plants. It also owns and operates a chain of retail construction materials outlets in Brazil.

     Alcoa Building Products' principal products for building and construction markets are vinyl siding and accessories and plastic injected molded shutters and architectural accessories. Other nonaluminum building products include vinyl windows by Alcoa Vinyl Windows, vinyl window lineals by Dayton Techno-logies, and wood windows and patio doors by Caradco.

     Norcold manufactures recreational vehicle refrigerators, and Stolle Products Division owns a 36% interest in a joint venture, established in January 1996, that manufactures auto parts and appliance control panels.

     A wholly owned subsidiary owns and develops a luxury resi-dential community in South Carolina. Another subsidiary recently completed its involvement in the development of a residential community in Florida.

Research and Development

     The Company, a technological leader in the aluminum industry, engages in research and development (R&D) programs which include basic and applied research and process and pro-duct development. The research activities are conducted principally at Alcoa Technical Center, near Pittsburgh, Penn-sylvania. Several subsidiaries and divisions conduct their own R&D programs, as do many plants. Expenditures for such activities were $141 million in 1995, $126 million in 1994 and $130 million in 1993. Substantially all R&D activities are funded by the Company and its various units.

Environmental

     Alcoa's Environmental Policy confirms its commitment to operate worldwide in a manner which protects the environment and the health of employees and of the citizens of the com-munities where the Company has an impact.

     The Company engages in a continuing effort to develop and implement modern technology and policies to meet environmental objectives. Approximately $54 million was spent during 1995 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $55 million in 1996. The costs of operating these facilities are not included in these figures. Remediation expenses being incurred by the Company are continuing and expected to increase at many of its facilities. See Environmental Matters on page 26 in the Annual Report to Shareholders, and Item 3 - "Legal Proceedings" below.

     Alcoa's operations, like those of others in manufacturing industries, have in recent years become subject to increasingly stringent legislation and regulations intended to protect human health and the environment. This trend is expected to continue. Compliance with new laws, regulations or policies could require substantial expenditures by the Company in addition to those referenced above.

     Environmental and health requirements also may affect the manufacture or marketing of certain products produced by the Company. For example, legislation imposing deposits on beverage containers, including aluminum cans, has been passed in a number of states in the U.S. and is being considered elsewhere. U.S. Federal and state regulations, such as U.S. Food and Drug Administration regulations and California Proposition 65, affect the manufacture of products for use in food, beverage or medical applications and can have worldwide implications. The Coalition of Northeastern Governors (CONEG) model law (as enacted by several states) governing the use or presence of certain materials has been passed in some states and impacts the manu-facture of certain packages or packaging components. A directive on packaging waste with a provision similar to the CONEG legislation has been passed by the Commission of the European Union. International laws governing delivery and format of product safety information may impose requirements (e.g., labeling) on other Alcoa products.

     Environmental laws and regulations are important both to the Company and to the communities where it operates. The Company supports the use of sound scientific research and rea listic risk criteria to analyze environmental and human health effects and to develop effective laws and regulations in all countries where it operates. The Company also relies on internal standards that are applied worldwide to ensure that its facilities operate with minimal adverse environmental impacts, even where no regulatory requirements exist. Alcoa recognizes that recycling and waste minimization offer real solutions to many environmental problems, and it continues vigorously to pursue efforts in these areas.

Employees

     The Company employed approximately 72,000 people world-wide at year-end 1995. Negotiation of new labor agreements covering the majority of the Company's U.S. production workers will begin in the spring of 1996.

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

Item 2. Properties.

     See "Item 1 - Business." Alcoa believes that its facili-ties, substantially all of which are owned, are suitable and adequate for its operations.

Item 3. Legal Proceedings.

     In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential, including some which it has asserted against others. While the amounts claimed may be substantial, the ultimate liability can-not now be determined because of the considerable uncertainties that exist. It is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. Management believes, however, that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position of the Company.

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

     In response to a unilateral order issued under Section 106 of CERCLA by the U.S. Environmental Protection Agency (EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls (PCBs), into the Grasse River near its Massena, New York facility, Alcoa conducted during 1995 certain remedial activities in the Grasse River for the removal and appropriate disposal of certain river sediments. The Company's report on that action is now being reviewed by the EPA.

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

     On March 31, 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Point Comfort)/Lavaca Bay National Priori-ties List (NPL) site which includes portions of Alcoa's Point Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study at the site overseen by the EPA. Work under the administrative order is proceeding.
Certain federal and state natural resource trustees previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss, injury or destruction of natural resources in Lavaca Bay and to recover the costs for performing the assessment of such alleged damages.

     Other Matters

     Alcoa was named as one of several defendants in a number of lawsuits filed as a result of the Sioux City, Iowa DC-10 plane crash in 1989. The plaintiffs claim that Alcoa fabri-cated the titanium fan disk involved in the alleged engine failure of the plane from a titanium forging supplied by a third party. Six of the 117 cases are still pending.

     On December 21, 1992, Alcoa was named as a defendant in KML Leasing v. Rockwell Standard Corporation filed in the District Court of Oklahoma County, Oklahoma on behalf of 7,317 Aero Commander, Rockwell Commander and Gulfstream Commander aircraft owners. The complaint alleges defects in certain wingspars manufactured by Alcoa. Alcoa's aircraft builders products liability insurance carrier has assumed defense of the matter. In May 1993, Alcoa received a reservation of rights letter from its insurance carrier which purports to reserve its rights with respect to a majority of the types of damages claimed. In May 1995, the court granted Alcoa's motion for summary judgment to dismiss the action. The summary judgment was reversed, on plaintiff's appeal, in February 1996, and the case was remanded to the trial court. The Company and co-defen-dants filed a petition on March 4, 1996 for rehearing before the Oklahoma intermediate appellate court.

     Alcoa and a subsidiary were notified in September 1991 by the Department of Justice (DOJ) that it was conducting an inves-tigation regarding possible violations of the antitrust laws in the small press, hard alloy extrusion industry. On March 5, 1993, Alcoa and the subsidiary received an antitrust grand jury investigation subpoena requiring production of documents relating to pricing of small press, hard alloy extrusions.
Alcoa and its subsidiary provided the documentation requested. The DOJ formally advised Alcoa on February 7, 1996 that it has closed its investigation and no action will be taken against the Company.

     In August 1994 the DOJ issued a Civil Investigative Demand
(CID) to Alcoa regarding activities undertaken by Alcoa in response to a multinational Memorandum of Understanding nego-tiated by the U.S. government and other sovereign nations. Alcoa complied with the request in November 1994 and is waiting for a response from the DOJ.

     On March 27, 1995, the DOJ issued a CID requesting infor-mation regarding pricing policies on aluminum rigid container sheet in 1994 and 1995. Alcoa complied with the document request and provided interrogatory answers in June 1995 and is waiting for a response from the DOJ.

     On June 13, 1995, the Company was served with a class action complaint in the matter of John P. Cooper, et al. v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs allege violation of federal and state civil rights laws prohibiting discrimination on the basis of race and gender. Plaintiffs seek class action status for five classes of employees or pro-spective employees of Alcoa at its Davenport, Iowa facility. Plaintiffs seek a permanent injunction against allegedly dis-criminatory practices, restitution of claimed benefits and income, and unspecified compensatory and punitive damages. Alcoa has answered the Complaint and denied all alleged viola-tions of Federal or state law. Alcoa also has filed a motion to dismiss certain of the plaintiffs' claims. Discovery is underway.

     Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly one hundred insurance companies that provided insurance coverage to the Company for periods between the years 1956 and 1985. In the 1995 third quarter, two summary judgment motions made by certain of the defendants were ruled upon in Alcoa's favor. During 1995, the Company settled claims against several of the defendants. Trial in this proceeding is expected to commence in March/April 1996.

     On March 5, 1996, a class action complaint was filed in Los Angeles County (California) Superior Court against U.S. producers of primary aluminum, including Alcoa, claiming con-spiracy and collusive action in violation of state antitrust laws. The suit alleges that the defendants colluded to raise prices of aluminum products by cutting production. The pro-ducers' role as advisors to the U.S. Government during its nego-tiation of the 1994 Memorandum of Understanding with govern-ments of other aluminum producing nations was cited in support of plaintiffs' claim. Damages sustained by the alleged plain-tiff class (purchasers of primary or aluminum products during the period January 1, 1994 to March 5, 1996) are claimed at $4.4 billion and are subject to trebling.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

Item 4A. Executive Officers of the Registrant.

     The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of March 1, 1996 are listed below.

     Paul H. O'Neill, 60, Chairman of the Board and Chief Executive Officer. Mr. O'Neill became a director of Alcoa in 1986 and was elected Chairman of the Board and Chief Executive Officer effective in June 1987. Before joining Alcoa,
Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper Company.

     Alain J. P. Belda, 52, Vice Chairman. Mr. Belda became Vice Chairman in December 1995. He was President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. Mr. Belda was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 he was named President - Latin America for the Company and in 1994 was elected Executive Vice President. In his current assignment Mr. Belda has respon-sibility for all of Alcoa's business units, except Automotive and business units in Latin America and Asia.

     George E. Bergeron, 54, Vice President and President - Rigid Packaging Division. Mr. Bergeron was named President - Alcoa Closure Systems International in 1982 and was elected Vice President and General Manager - Rigid Packaging Division in July 1990. He assumed his current responsibilities in 1991.

     Peter R. Bridenbaugh, 55, Executive Vice President.  Dr.
Bridenbaugh became Director, Alcoa Laboratories in 1983. He was elected Vice President Research and Development in 1984 and
Executive

Vice President in 1991.  He was the Company's Chief Technical
Officer from 1991 to 1995. Dr. Bridenbaugh currently is responsible for Alcoa's automotive groups.

     John L. Diederich, 59, Executive Vice President.
Mr. Diederich was elected Managing Director of Alcoa of
Australia Limited and Vice President of Alcoa in 1982. He was named Vice President - Metals and Chemicals in July 1986 and was elected a Group Vice President in October 1986. He assumed his current position in 1991.

     Richard L. Fischer, 59, Executive Vice President - Chair-man's Counsel. Mr. Fischer was elected Vice President and General Counsel in 1983 and became Senior Vice President in 1984. He was given the additional responsibility for Corporate Development in 1986 and in 1991 named to his present position. In his current assignment, Mr. Fischer is responsible for Latin America and the Asian Region, Corporate Development and the expansion and integration of Alcoa's international business activities.

     Ronald R. Hoffman, 61, Executive Vice President - Human Resources, Quality, and Communications. Mr. Hoffman, an officer since 1975, was named Vice President - Flat Rolled Products in 1979. He was elected a Group Vice President in 1984 and was given responsibility for the Company's Packaging Systems group in 1986. He assumed his current responsibilities in 1991.

     Jan H. M. Hommen, 52, Executive Vice President and Chief Financial Officer. Mr. Hommen was Financial Director of Alcoa Nederland until 1979 when he was elected Assistant Treasurer - Corporate Finance of Alcoa. He was elected Treasurer in August 1986 and Vice President and Treasurer in December 1986. He was elected to his current position in 1991.

     Richard B. Kelson, 49, Executive Vice President - Environ-ment, Health and Safety, and General Counsel. Mr. Kelson was appointed Assistant Secretary and Managing General Attorney in 1984 and Assistant General Counsel in 1989. He was elected Senior Vice President - Environment, Health and Safety in 1991 and Executive Vice President and General Counsel in May 1994.

     Frank L. Lederman, 46, Vice President and Chief Technical Officer. Mr. Lederman was Senior Vice President and Chief Technical Officer for Noranda, Inc., a company he joined in 1988. Mr. Lederman joined Alcoa as a Vice President in May 1995 and became Chief Technical Officer in December 1995. In his current position Mr. Lederman directs operations of the Alcoa Technical Center.

     L. Richard Milner, 49, Vice President - Corporate Develop-ment. Mr. Milner was named General Manager - Castings Division in 1984 and General Manager - Primary Products, Marketing in 1986. In 1987 he assumed responsibility as Director - Corpo-rate Development. He was elected to his current position in 1991.

     Robert F. Slagle, 55, Vice President and President - Alcoa World Alumina. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, was named Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle was named Vice President - Raw Materials, Alumina and Indus-trial Chemicals in 1989, and Vice President of Alcoa and Managing Director - Alcoa of Australia Limited in 1991. He was named to his current position, with responsibility for Alcoa's global bauxite and alumina activities, in January 1996.

     G. Keith Turnbull, 60, Executive Vice President - Strategic Analysis/Planning and Information. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director - Technology Planning in 1982 and Vice President - Technology Planning in 1986. In 1991 he was elected to his current position.

                                PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on page 50 of the 1995 Annual Report to Shareholders (the Annual Report) and are incorporated herein by reference.

     At February 12, 1996 (the record date for the Company's 1996 annual shareholders meeting) there were approximately 83,600 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

     The comparative columnar table showing selected financial data for the Company is set forth on page 21 of the Annual
Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Management's review and comments on the consolidated financial statements are set forth on pages 22 through 27 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 28 through 41 of the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding Directors is contained under the caption "Board of Directors" on pages 3 through 7 of the Regis-trant's definitive Proxy Statement dated March 6, 1996 (the Proxy Statement) and is incorporated herein by reference.

     The information regarding executive officers is set forth in Part I, Item 4A under "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

     This information is contained under the caption "Compensa-tion of executive officers" on pages 9 through 12 of the Proxy Statementand is incorporated herein by reference. The perfor-mance graph and Compensation Committee Report shall not be deemed to be "filed."

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


                                PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on
Form 8-K.

    (a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

     (1) The Company's consolidated financial statements, the notes thereto and the report of the independent public accoun-tants are set forth on pages 28 through 41 of the Annual Report and are incorporated herein by reference.

     (2) The following report and schedule should be read in conjunction with the Company's consolidated financial state-ments in the Annual Report:

     Independent Auditor's Report of Coopers & Lybrand L.L.P. dated January 8, 1996 on the Company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 1995, 1994 and 1993 and related consent dated March 11, 1996.

     Schedule II - Valuation and Qualifying Accounts - for the fiscal years ended December 31, 1995, 1994 and 1993.

     (3)  Exhibits

Exhibit
Number                      Description *

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

10(a)(1).  Amendments to Long Term Stock Incentive Plan, effec-
           tive January 1, 1995, incorporated by reference to
           exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and exhibit 10(e)(1) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

10(g).     Deferred Fee Plan for Directors, as amended effective
           November 10, 1995 (filed herewith).

10(h). Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(h)(1).  Amendment to Restricted Stock Plan for Non-Employee
           Directors, effective November 10, 1995 (filed here-with).

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(i)(1).  Amendment to Fee Continuation Plan for Non-Employee
           Directors, effective November 10, 1995 (filed here-with).

10(j).     Deferred Compensation Plan, as amended effective
           October 30, 1992, incorporated by reference to
           exhibit 10(k) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1992.

10(j)(1).  Amendments to Deferred Compensation Plan, effective
           January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(j)(2).  Amendment to Deferred Compensation Plan, effective
           June 1, 1995 (filed herewith).

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

13. Portions of Alcoa's 1995 Annual Report to Share-holders.

21.        Subsidiaries and Equity Entities of the Registrant.

23.        Consent of Independent Certified Public Accountants.

24.        Power of Attorney for certain directors.

27.        Financial data schedule.

     *Exhibit Nos. 10(a) through 10(k) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

   (b) Reports on Form 8-K. None was filed in the fourth quarter of 1995.

                     Independent Auditor's Report

To the Shareholders and Board of Directors
Aluminum Company of America

     Our report on the consolidated financial statements of Aluminum Company of America has been incorporated by reference in this Form 10-K from page 28 of the 1995 Annual Report to Shareholders of Aluminum Company of America. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                 /s/COOPERS & LYBRAND L.L.P.
                                 COOPERS & LYBRAND L.L.P.


600 Grant Street
Pittsburgh, Pennsylvania
January 8, 1996


            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEARS ENDED DECEMBER 31
                             (in millions)


Col. A                                Col. B               Col. C                   Col. D          Col. E
------                                ------               ------                   ------          ------
                                                           Additions
                                                           ---------
                                   Balance at    Charged to       Charged to
                                   beginning of  costs and        other                          Balance at
     Description                    period       expenses         accounts        Deductions     end of period
     -----------                    ------       --------         --------        ----------     -------------
Allowance for doubtful accounts:

    1995                             $ 37.4         $17.4             $(1.8)(A)       $ 7.2(B)          $ 45.8

    1994                             $ 33.2         $13.4             $(2.0)(A)       $ 7.2(B)          $ 37.4

    1993                             $ 17.7         $19.2             $(0.2)(A)       $ 3.5(B)          $ 33.2

Income tax valuation allowance:

    1995                             $170.0         $16.2                -            $74.1(C)          $112.1

    1994                             $171.4         $19.9                -            $21.3(C)          $170.0

    1993                             $157.3         $52.7                -            $38.6(C)          $171.4

Notes:  (A)  Collections on accounts previously written off, acquisition of subsidiaries and foreign currency translation adjustments.
        (B)  Uncollectible accounts written off
        (C)  Related primarily to utilization of tax loss carry forwards.


                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ALUMINUM COMPANY OF AMERICA


March 8, 1996               By  /s/Earnest J. Edwards
                                   Earnest J. Edwards
                                Vice President and Controller
                                (Also signing as Principal
                                 Accounting Officer)


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                   Date


/s/Paul H. O'Neill   Chairman of the Board         March 8, 1996
   Paul H. O'Neill   and Chief Executive Officer
                     (Principal Executive Officer
                      and Director)


/s/Jan H. M. Hommen  Executive Vice President and  March 8, 1996
   Jan H. M. Hommen  Chief Financial Officer
                     (Principal Financial Officer)


Kenneth W. Dam, John P. Diesel, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, John P. Mulroney, Sir Arvi Parbo, Henry B. Schacht, Forrest N. Shumway, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 8, 1996, by Barbara Jeremiah, their Attorney-in-Fact.*


*By /s/Barbara Jeremiah
       Barbara Jeremiah
       Attorney-in-Fact

                            EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------

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

10(a)(1).  Amendments to Long Term Stock Incentive Plan, effec-
           tive January 1, 1995, incorporated by reference to
           exhibit 10(a)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and exhibit 10(e)(1) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

10(g).     Deferred Fee Plan for Directors, as amended effective
           November 10, 1995 (filed herewith).

10(h). Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(h)(1).  Amendment to Restricted Stock Plan for Non-Employee
           Directors, effective November 10, 1995 (filed here-with).

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(i)(1).  Amendment to Fee Continuation Plan for Non-Employee
           Directors, effective November 10, 1995 (filed here-with).

10(j).     Deferred Compensation Plan, as amended effective
           October 30, 1992, incorporated by reference to
           exhibit 10(k) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1992.

10(j)(1).  Amendments to Deferred Compensation Plan, effective
           January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(j)(2).  Amendment to Deferred Compensation Plan, effective
           June 1, 1995 (filed herewith).

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

13. Portions of Alcoa's 1995 Annual Report to Share-holders.

21.        Subsidiaries and Equity Entities of the Registrant.

23.        Consent of Independent Certified Public Accountants.

24.        Power of Attorney for certain directors.

27.        Financial data schedule.