Form 10-Q
period 1996-03-31
ALUMINUM CO OF AMERICA
filed 1996-04-25
CIK 4281

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


For the Quarter Ended March 31, 1996     Commission File Number 1-3610


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

                                        Yes  X    No

     As of April 24, 1996, 175,732,543 shares of common stock, par value $1.00, of the Registrant were outstanding.

                 PART I - FINANCIAL INFORMATION
Alcoa and subsidiaries
Consolidated Balance Sheet
(in millions)


                                                           (unaudited)
                                                            March 31,       December 31
ASSETS                                                        1996             1995
                                                         ---------------   --------------
Current assets:
  Cash and cash equivalents (includes cash of $113.1 in
  1996 and $120.5 in 1995)                                  $   654.5        $ 1,055.6
  Short-term investments                                         22.6              6.8
  Receivables from customers, less allowances:
    1996-$47.3; 1995-$45.8                                    1,866.4          1,546.3
  Other receivables                                             174.0            297.0
  Inventories (b)                                             1,749.4          1,418.4
  Deferred income taxes                                         189.1            244.8
  Prepaid expenses and other current assets                     190.6            172.8
                                                            ---------        ---------
   Total current assets                                       4,846.6          4,741.7
                                                            ---------        ---------

Properties, plants and equipment, at cost                    15,401.7         15,214.8
Less, accumulated depreciation, depletion and
  amortization                                                8,400.1          8,285.1
                                                            ---------        ---------
    Net properties, plants and equipment                      7,001.6          6,929.7
                                                            ---------        ---------
Other assets                                                  2,066.0          1,972.0
                                                            ---------        ---------
    Total assets                                            $13,914.2        $13,643.4
                                                            =========        =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                     $   361.3        $   345.0
  Accounts payable, trade                                     1,078.8            861.7
  Accrued compensation and retirement costs                     350.4            384.3
  Taxes, including taxes on income                              382.3            304.7
  Provision for layoffs and impairments                          62.3             63.9
  Other current liabilities                                     423.4            344.4
  Long-term debt due within one year                            166.9            348.2
                                                            ---------        ---------
    Total current liabilities                                 2,825.4          2,652.2
                                                            ---------        ---------
Long-term debt, less amount due within one year               1,257.9          1,215.5
Accrued postretirement benefits                               1,817.7          1,827.3
Other noncurrent liabilities and deferred credits             1,562.0          1,585.7
Deferred income taxes                                           342.8            308.6
                                                            ---------        ---------
Total liabilities                                             7,805.8          7,589.3
                                                            ---------        ---------

MINORITY INTERESTS                                            1,693.2          1,609.4
                                                            ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock                                                  55.8             55.8
Common stock                                                    178.9            178.9
Additional capital                                              609.1            637.1
Translation adjustment                                          (61.9)           (79.0)
Retained earnings                                             3,822.0          3,800.1
Unfunded pension obligation                                      (9.9)            (9.3)
Treasury stock, at cost                                        (178.8)          (138.9)
                                                            ---------        ---------
     Total shareholders' equity                               4,415.2          4,444.7
                                                            ---------        ---------
      Total liabilities and shareholders' equity            $13,914.2        $13,643.4
                                                            =========        =========

The accompanying notes are an integral part of the financial statements.


Alcoa and subsidiaries
Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                             First quarter ended
                                                   March 31
                                                  ---------

                                               1996        1995
                                               ----        ----
REVENUES
Sales and operating revenues                 $3,149.6    $3,009.8
Other income                                     28.2        19.7
                                              -------     -------
                                              3,177.8     3,029.5
                                              -------     -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses     2,346.5     2,178.8
Selling, general administrative and other
  expenses                                      169.3       167.8
Research and development expenses                39.9        32.0
Provision for depreciation, depletion and
  amortization                                  183.3       170.7
Interest expense                                 32.3        24.9
Taxes other than payroll and severance
  taxes                                          33.5        33.0
                                              -------     -------
                                              2,804.8     2,607.2
                                              -------     -------

EARNINGS
  Income before taxes on income                 373.0       422.3
Provision for taxes on income (c)               126.8       143.3
                                              -------     -------
  Income from operations                        246.2       279.0
Less: Minority interests' share                 (68.0)      (85.2)
                                              -------     -------
NET INCOME                                   $  178.2    $  193.8
                                              =======     =======

Earnings per common share (d)                $   1.01    $   1.08
                                              =======     =======

Dividends paid per common share              $  .3325    $   .225
                                              =======     =======


The accompanying notes are an integral part of the financial statements.


Alcoa and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)



                                                            Three months ended
                                                                 March 31
                                                                ----------
                                                             1996         1995
                                                          ---------    ---------
CASH FROM OPERATIONS
Net income                                                 $  178.2     $  193.8
Adjustments to reconcile net income to cash
from operations:
  Depreciation, depletion and amortization                    187.3        172.0
  Increase in deferred income taxes                            35.5         39.8
  Equity income before additional taxes, net of
    dividends                                                  (4.6)       (15.1)
  Gains from financing and investing activities                 -           (3.1)
  Book value of asset disposals                                10.9          5.2
  Minority interests                                           68.0         85.2
  Other                                                        (5.4)         4.2
  Increase in receivables                                    (138.7)      (241.3)
  Increase in inventories                                    (151.0)      (279.0)
  Increase in prepaid expenses and other current assets       (15.9)       (34.5)
  Reduction in accounts payable and accrued expenses          (15.4)       (84.5)
  Increase (reduction) in taxes, including taxes on
    income                                                     70.7        (61.4)
  Cash received (paid) on hedging contracts                   (55.4)       267.9
  Net change in noncurrent assets and liabilities             (30.6)        (5.1)
                                                            -------      -------
    CASH FROM OPERATIONS                                      133.6         44.1
                                                            -------      -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                           14.7         29.3
Common stock issued and treasury stock sold                    20.2          2.0
Repurchase of common stock                                    (88.1)       (27.8)
Dividends paid to shareholders                                (60.9)       (41.0)
Dividends paid to minority interests                           (3.1)        (5.1)
Additions to long-term debt                                    75.5         47.2
Payments on long-term debt                                   (216.6)       (54.8)
                                                            -------      -------
    CASH USED FOR FINANCING ACTIVITIES                       (258.3)       (50.2)
                                                            -------      -------

INVESTING ACTIVITIES
Capital expenditures                                         (180.9)      (151.3)
Acquisitions, net of cash acquired                           (171.5)         -
Additions to investments                                      (28.0)        (7.1)
Net change in short-term investments                          (15.8)         (.9)
Changes in minority interests                                    .5         36.6
Loan to WMC                                                   121.8       (121.8)
Net proceeds from Alcoa/WMC transaction                         -          366.9
Other - receipts                                                -            4.0
      - payments                                               (7.0)       (16.0)
                                                            -------      -------
    CASH (USED FOR) FROM INVESTING ACTIVITIES                (280.9)       110.4
                                                            -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         4.5         (5.2)
                                                            -------      -------
CHANGES IN CASH
Net change in cash and cash equivalents                      (401.1)        99.1
Cash and cash equivalents at beginning of year              1,055.6        619.2
                                                            -------      -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  654.5     $  718.3
                                                            =======      =======


The accompanying notes are an integral part of the financial statements.


           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia
        Limited (AofA) begin on page 14.

   (b)  Inventories consisted of:
                                   March 31        December 31
                                     1996             1995
                                --------------   ---------------

        Finished goods             $  508.8        $  323.1
        Work in process               540.5           483.9
        Bauxite and alumina           272.9           241.4
        Purchased raw materials       299.8           254.5
        Operating supplies            127.4           115.5
                                    -------         -------
                                   $1,749.4        $1,418.4
                                    =======         =======

        Approximately 52.5% of total inventories at March 31, 1996 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $817.5 and $802.1 higher at March 31, 1996 and
        December 31, 1995, respectively.

   (c) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1996 estimated effective tax rate of 34% and the U.S.
        statutory rate of 35% is primarily due to lower taxes on income earned outside of the U.S.

   (d) The following formula is used to compute primary earnings per common share (EPS):

        EPS = Net income - preferred dividend requirements
              --------------------------------------------
              Weighted average number of common shares outstanding for the period

        The average number of shares used to compute primary earnings per common share was 175,612,108 in 1996 and 178,669,937 in 1995. Fully diluted earnings per common share are not stated since the dilution is not material.

   (e) The company completed the acquisition of the principal operating assets of Alumix, S. p. A., Italy's state-owned integrated aluminum producer, on March 29, 1996. The acquisition totaled $280, with $145 to be paid 120 days from the closing date. The acquisition has been accounted for by the purchase method and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values. Pro forma results, assuming the acquisition had been made at the beginning of the year, would not be materially different from the results reported.

   (f)  In early December, 1995, Alcoa Electronic Packaging
        (AEP) was notified by its major customer, Intel, that no new orders would be forthcoming. Negotiations on the final disposition of AEP are continuing, with resolution expected during the 1996 second quarter. The book value of AEP's assets was $59 at March 31, 1996.

   (g) A class action complaint was filed in March 1996 against U.S. producers of primary aluminum, including Alcoa, alleging the defendants colluded to raise prices of aluminum products by reducing production. Damages are claimed at $4.4 billion and are subject to trebling (see Part II, Item 1, Legal Proceedings on Page 16). The ultimate liability, if any, cannot now be determined because of the considerable uncertainties that exist. Based on currently available facts, management believes the disposition of this matter will not have a materially adverse effect on the financial position of the company.

   (h) Certain amounts in previously issued financial statements were reclassified to conform to 1996 presentations.

    In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form
    10-K for the year ended December 31, 1995.

    The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X have been subject to a review by Coopers & Lybrand L.L.P., the Company's independent certified public accountants, as described in their report on page 8.

   Independent Auditor's Review Report

   To the Shareholders and Board of Directors
   Aluminum Company of America (Alcoa)


     We have reviewed the unaudited consolidated balance sheet of Alcoa and subsidiaries as of March 31, 1996, the unaudited statements of consolidated income for the three-month periods ended March 31, 1996 and 1995, and consolidated cash flows for the three-month periods ended March 31, 1996 and 1995, which are included in Alcoa's Form 10-Q for the period ended March 31, 1996. These financial statements are the responsibility of Alcoa's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1995, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


   /s/ COOPERS & LYBRAND L.L.P.


   COOPERS & LYBRAND L.L.P.

   Pittsburgh, Pennsylvania
   April 4, 1996

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)


Results of Operations

Principal income and operating data follow.
                                               First quarter ended
                                                    March 31
                                                    --------
                                                1996         1995
                                                ----         ----
 Sales and operating revenues                $3,149.6    $3,009.8
 Net income                                     178.2       193.8
 Earnings per common share                       1.01        1.08
 Shipments of aluminum products (1)               656         654
 Shipments of alumina (1)                       1,514       1,453

(1) In thousands of metric tons (mt)


Overview
Alcoa earned $178.2, or $1.01 per common share, for the first quarter of 1996. This compares with earnings of $193.8, or $1.08 per share, in the 1995 first quarter. Revenues increased 5% to $3,150 compared with $3,010 for the 1995 quarter, while aluminum shipments were essentially unchanged. Annualized return on shareholders' equity was 15.2% for the 1996 quarter, compared with 18.1% in the 1995 quarter.

Operating results for the 1996 period include a loss of $10.6 related to AEP, which ceased production in early March. AEP recorded a loss of $2.5 in the 1995 first quarter. Negotiations on the final disposition of AEP are continuing, with resolution expected during the 1996 second quarter. The book value of AEP's assets was $59 at March 31, 1996.

Alcoa of Australia Limited's (AofA) pretax income from operations increased 3% from the 1995 quarter to $124, primarily due to higher shipments and prices for alumina, partially offset by lower ingot prices.

In Brazil, Alcoa Aluminio's (Aluminio) first quarter 1996 pretax income from operations was $30, a decrease of $30 from the comparable 1995 period. Revenues fell by 7%, principally due to lower prices for aluminum ingot. Lower shipments of fabricated products and a lower value-added product mix negatively affected both revenues and profits.

Consolidated revenue and shipment information by segment follows.


First quarter ended March 31         Revenues             Shipments (000 mt)
- ----------------------------         --------             ------------------

Segment                           1996        1995     1996           1995
- -------                           ----        ----     ----           ----
1. Alumina and chemicals         $  462      $  399    1,514  (1)     1,453  (1)
                                 ------      ------    -----          -----

2. Aluminum processing:
     Flat-rolled products         1,006       1,081      337            374
     Engineered products            518         598      103            125
     Aluminum ingot                 324         256      201            140
     Other aluminum products         78          80       15             15
                                  -----       -----    -----          -----
                                  1,926       2,015      656            654
                                  -----       -----    -----          -----

3. Nonaluminum products             762         596
                                  -----       -----

Total                            $3,150      $3,010
                                 ======      ======

(1) Alumina shipments only.


1. Alumina and Chemicals Segment
Total revenues for this segment were $462 in the 1996 first quarter, an increase of 16% from the comparable 1995 quarter.
The higher revenues were driven by increases of 4% in alumina shipments and 15% in alumina prices.

Revenues from chemicals products rose 8% from the 1995 first quarter, principally due to the acquisition in 1995 of Discovery
Aluminas, Inc., a U.S. manufacturer of specialty activated alumina products.

In late 1994, Alcoa and WMC Limited of Melbourne, Australia (WMC) combined ownership of their respective worldwide bauxite, alumina and inorganic chemicals businesses into a group of companies known as Alcoa World Alumina. During the 1996 first quarter, Alcoa World Alumina produced 2,538 mt of alumina. Of this amount, 1,514 mt was shipped to third-party customers.

2. Aluminum Processing Segment
Flat-rolled products - Total flat-rolled products revenue was down 7% from the 1995 first quarter. The decline was due to a 10% drop in shipments, partially offset by a 3% increase in prices. The majority of revenues and shipments for flat-rolled products are derived from sales of rigid container sheet (RCS) for beverage cans. RCS revenues were down 10% from the 1995 first quarter, due to a 7% decline in volume and a 3% drop in prices.

Sheet and plate revenues increased 4% from the 1995 period, as a 20% rise in prices was partially offset by lower shipments.

Engineered products - Engineered products include extrusions used in the transportation and construction markets, aluminum forgings, and wire, rod and bar. Revenues from the sale of engineered products fell 13% from the 1995 first quarter on an 18% decrease in shipments. Average prices, however, increased approximately 5% from the comparable prior year quarter.

Revenues from sales of extruded products were down 10% from the 1995 quarter on an 11% drop in volume. Most of the decline occurred outside the U.S., where business conditions remain soft.

Shipments of forged aluminum wheels declined 13% from the 1995 period, due to a softening in the truck market. Revenues from wheels were down 10% from the 1995 first quarter, reflecting the lower shipments, partially offset by a 4% increase in prices.

Forgings revenue increased 12% from the 1995 quarter due to a 13% increase in shipments as the aerospace industry continues to rebound. Announced airplane build rates for 1997, which will affect Alcoa's 1996 shipments, are up 19% from 1996 levels.

Aluminum ingot - Revenues for this product were up 26% from the 1995 first quarter on a 44% increase in shipments, primarily at Aluminio. Realized ingot prices in the 1996 quarter decreased 12% from 1995, reflecting lower market prices. Alcoa continues to have 450,000 mt of idle smelting capacity.

Other aluminum products - The major products in this category include aluminum closures and the sale of aluminum scrap.
Revenue decreased 3% from the 1995 first quarter, primarily due to lower prices for both of these products.

3. Nonaluminum Products Segment
Revenues for the nonaluminum products segment were $762 in the 1996 first quarter, up 28% from the 1995 quarter. The increase is partly due to the acquisition of Electro-Wire Products (EWP) by Alcoa Fujikura Ltd. (AFL), which added $82 in sales to the AFL group during the first quarter of 1996. Also, sales at AEP, a producer of computer components, decreased $14.3 over the 1995 first quarter as AEP ceased production in early March, 1996. Sales of plastic closures from Latin American operations showed strong growth over the 1995 quarter.

Cost of Goods Sold
Cost of goods sold increased $167.7, or 8%, from the 1995 first quarter. The increase reflects costs associated with EWP which were not in the 1995 quarter and cost increases for raw materials. These were partially offset by a lower value-added product mix. Cost of goods sold as a percentage of revenues in the 1996 first quarter was 74.5% versus 72.4% in the 1995 first quarter. The higher ratio in 1996 is primarily due to the above-mentioned items.

Labor agreements covering the majority of Alcoa's U.S. production workers expire May 31, 1996. Negotiations are set to begin May
20th.

Other Income & Expenses
Other income was up $8.5 from the 1995 first quarter primarily due to higher interest income, translation and exchange adjustments and gains from asset sales, partly offset by mark-to-market losses and lower equity income.

Research and development expenses totaled $39.9, an increase of 25% over the 1995 first quarter. The increase was primarily due to new research related to caster technology and a layoff provision at Alcoa Technical Center, the company's primary research facility.

Interest expense was up $7.4, or 30%, from the 1995 first quarter, due to borrowings primarily related to the EWP acquisition.

The estimated effective tax rate for 1996 and 1995 is 34%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on foreign income.

Minority interests' share of income from operations fell 20% from the 1995 first quarter. The decrease is due primarily to lower earnings at Aluminio and Alcoa Kofem, partially offset by improved earnings from Alcoa World Alumina.

Commodity Risks
Alcoa is a leading global producer of aluminum ingot and fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the London Metal Exchange (LME). Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

In the U.S., and for export, Alcoa enters into long-term contracts with a number of its customers. At December 31, 1995, such contracts totaled approximately 2,483,000 mt of aluminum products over the next several years. Alcoa may enter into similar arrangements in the future.

As a hedge against the economic risk of higher prices for metal needs associated with these long-term contracts, Alcoa entered into long positions, principally using futures and options contracts. At March 31, 1996 and December 31, 1995, these contracts totaled approximately 1,043,000 mt and 1,210,000 mt, respectively. The contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The futures and options contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks, as appropriate.

For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

In addition, Alcoa had 434,000 mt and 108,000 mt of LME contracts outstanding at March 31, 1996 and 1995, respectively, that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market which resulted in after-tax charges of $16 and $12 at March 31, 1996 and 1995, respectively.

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

Alcoa's remediation reserve balance at the end of the 1996 first quarter was $339 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. Approximately 20% of the reserve relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve during the 1996 three-month period were $18. Expenditures included those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1996.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1996 first quarter totaled $133.6, compared with $44.1 in the 1995 quarter. The increase reflects a lower level of working capital requirements partially offset by a reduction in cash related to hedging activity.

Financing Activities
Financing activities used $258.3 of cash in the first quarter, compared with $50.2 in the 1995 period. The 1996 first quarter included $88.1 used to repurchase 1,659,900 shares of the company's common stock. Dividends paid to shareholders were $60.9 in the 1996 three month period, an increase of $19.9 over the 1995 period. The increase was due to Alcoa's bonus dividend program, which paid out 10.75 cents in the 1996 quarter above the base dividend of 22.5 cents. The bonus dividend of 10.75 cents also will be paid in each of the three remaining 1996 quarters to shareholders of record at each quarterly distribution date.

Payments on long-term debt during the first three months of 1996 exceeded additions by $141.1. Alcoa repaid $175 of the 4.625% Notes which matured during the period. Debt as a percentage of invested capital was 17.1% at the end of the 1996 first quarter, a slight increase over the 16.7% recorded at year-end 1995.

Investing Activities
Investing activities used $280.9 during the 1996 first quarter, compared with $110.4 of cash generated in the 1995 period. In March 1996, Alcoa purchased the principal operating assets of Alumix S.p.A., Italy's state-owned integrated aluminum producer. Alcoa will pay a total amount of approximately $280 for the Alumix fixed assets, net working capital and 6% interest in Halco Mining, an international bauxite-mining consortium. The initial $135 was paid on March 29, 1996, with the balance due within 120 days. The Alumix operations include two primary aluminum smelters with combined annual capacity of 170,000 mt; a rolling mill with capacity of 140,000 mt; four aluminum extrusion plants with combined capacity of 70,000 mt; and an extrusion die shop. Alumix has annual revenues of approximately $550.

During the 1996 quarter, Alcoa received $121.8 which was originally loaned to WMC in January, 1995. The cash generated in 1995 was principally from the Alcoa World Alumina transaction.

Capital expenditures for the 1996 period were $180.9, up from $151.3 in the 1995 first quarter. Capital expenditures were mostly for sustaining operations, with approximately 23% related to capacity enhancing projects.

Accounting Rule Change
A new accounting rule, FAS 121, related to impairment of long-lived assets and long-lived assets to be disposed of was implemented in the 1996 first quarter. The implementation did not have a material effect on the financial statements.

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.



                                          March 31     December 31
                                          --------     -----------
                                            1996           1995
                                            ----           ----
Cash and short-term investments         $   207.3      $    252.4
Other current assets                        406.5           379.3
Properties, plants and equipment, net       900.1           857.2
Other assets                                190.3           185.4
                                          -------         -------

      Total assets                        1,704.2         1,674.3
                                          -------         -------

Current liabilities                         437.1           431.6
Long-term debt (1)                          322.5           314.5
Other liabilities                            57.1            56.1
                                          -------         -------

      Total liabilities                     816.7           802.2
                                          -------         -------

            Net assets                  $   887.5       $   872.1
                                          =======         =======


                                            First quarter ended
                                                  March 31
                                                  --------
                                            1996           1995
                                            ----           ----

Revenues (2)                            $   291.2       $   313.2
Costs and expenses                         (262.0)         (256.4)
Translation and exchange adjustments           .6             2.8
Income tax expense                           (4.2)           (7.5)
                                          -------         -------

Net income                              $    25.6       $    52.1
                                          =======         =======

Alcoa's share of net income             $    15.1       $    30.7
                                          =======         =======

(1) Held by Alcoa Brazil Holdings Company - $22.5

(2) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     First quarter ended March 31:      1996 - $2.6,    1995 - $51.6


Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, an Australian subsidiary owned 60% by Alcoa.


                                              March 31      December 31
                                              --------      -----------
                                                1996           1995
                                                ----           ----
Cash and short-term investments              $   117.0     $    61.6
Other current assets                             633.1         551.6
Properties, plants and equipment, net          1,678.1       1,615.7
Other assets                                     105.1         101.2
                                               -------       -------

Total assets                                   2,533.3       2,330.1
                                               -------       -------

Current liabilities                              435.7         380.7
Long-term debt                                   117.0         127.0
Other liabilities                                435.1         415.5
                                               -------       -------

Total liabilities                                987.8         923.2
                                               -------       -------

Net assets                                   $ 1,545.5     $ 1,406.9
                                               =======       =======


                                               First quarter ended
                                                     March 31
                                                     --------
                                                1996           1995
                                                ----           ----

Revenues (1)                                 $   485.6     $   428.8
Costs and expenses                              (362.0)       (308.8)
Translation and exchange
  adjustments                                      -             -
Income tax expense                               (43.7)        (38.4)
                                               -------       -------

Net income                                   $    79.9     $    81.6
                                               =======       =======

Alcoa's share of net income                  $    47.9     $    49.0
                                               =======       =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

      First quarter ended March 31:    1996 - $16.5,   1995 - $9.6


                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

On March 5, 1996, a class action complaint was filed in Los Angeles County (California) Superior Court against U.S. producers of primary aluminum, including Alcoa, claiming conspiracy and collusive action in violation of state antitrust laws. The suit alleges that the defendants colluded to raise prices of aluminum products by cutting production. The producers' role as advisors to the U.S. Government during its negotiation of the 1994 Memorandum of Understanding with governments of other aluminum producing nations was cited in support of plaintiffs' claim. Damages sustained by the alleged plaintiff class (purchasers of primary aluminum or aluminum products during the period January 1, 1994 to March 5, 1996) are claimed at $4.4 billion and are subject to trebling.

On March 20, 1996, Alcoa received a subpoena from the U. S.
Department of Commerce in connection with the export of potassium fluoride by a subsidiary for use at its alumina refineries in Jamaica and Suriname. The company is cooperating with the investigation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       11.  Computation of Earnings per Common Share
       12.  Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.  Financial Data Schedule
       99.  Forward-Looking Statements

(b) No reports on Form 8-K were filed by Alcoa during the quarter covered by this report.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange
   Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALUMINUM COMPANY OF AMERICA




   April 25, 1996              By /s/ JAN H. M. HOMMEN
   Date                         Jan H. M. Hommen
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)




   April 25, 1996              By /s/ EARNEST J. EDWARDS
   Date                         Earnest J. Edwards
                                Vice President and Controller
                                (Chief Accounting Officer)

                            EXHIBITS


                                                        Page

11. Computation of Earnings per Common Share             19
12. Computation of Ratio of Earnings to Fixed Charges    20
15. Independent Accountants' letter regarding unaudited
        financial information                            21
27. Financial Data Schedule
99. Forward-Looking Statements                           22