Form 10-Q
period 1996-06-30
ALUMINUM CO OF AMERICA
filed 1996-07-31
CIK 4281

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                              OR

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996  Commission File Number 1-3610

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

                                        Yes  X    No

     As of July 30, 1996, 174,130,721 shares of common stock, par value $1.00, of the Registrant were outstanding.



                 PART I - FINANCIAL INFORMATION

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)



                                                (unaudited)
                                                  June 30    December 31
                                                   1996          1995
                                                -----------  -----------
ASSETS
Current assets:
Cash and cash equivalents (includes cash of
$106.4 in 1996 and $120.5 in 1995)                $   666.8   $ 1,055.6
Short-term investments                                 39.2         6.8
Accounts receivable from customers, less
   allowances:                                      1,853.2     1,546.3
   1996-$43.4; 1995-$45.8
Other receivables                                     126.2       297.0
Inventories (b)                                     1,661.7     1,418.4
Deferred income taxes                                 167.9       244.8
Prepaid expenses and other current assets             192.8       172.8
Total current assets                                4,707.8     4,741.7

Properties, plants and equipment, at cost          15,400.4    15,214.8
Less, accumulated depreciation, depletion and
  amortization                                      8,481.7     8,285.1
Net properties, plants and equipment                6,918.7     6,929.7
Other assets                                        2,097.6     1,972.0
Total assets                                      $13,724.1   $13,643.4

LIABILITIES
Current liabilities:
Short-term borrowings                             $   461.2   $   345.0
Accounts payable, trade                               989.2       861.7
Accrued compensation and retirement costs             367.3       384.3
Taxes, including taxes on income                      426.8       304.7
Other current liabilities                             427.3       408.3
Long-term debt due within one year                    159.8       348.2
Total current liabilities                           2,831.6     2,652.2
Long-term debt, less amount due within one          1,230.7     1,215.5
year
Accrued postretirement benefits                     1,809.4     1,827.3
Other noncurrent liabilities and deferred           1,456.0     1,585.7
credits
Deferred income taxes                                 320.2       308.6
Total liabilities                                   7,647.9     7,589.3

MINORITY INTERESTS                                  1,647.6     1,609.4

SHAREHOLDERS' EQUITY
Preferred stock                                        55.8        55.8
Common stock                                          178.9       178.9
Additional capital                                    605.8       637.1
Translation adjustment                                (88.5)      (79.0)
Retained earnings                                   3,954.2     3,800.1
Unfunded pension obligation                            (4.6)       (9.3)
Treasury stock, at cost                              (273.0)     (138.9)
Total shareholders' equity                          4,428.6     4,444.7
Total liabilities and shareholders' equity        $13,724.1   $13,643.4

                        (see accompanying notes)

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                      Second quarter         Six months
                                           ended               ended
                                          June 30             June 30
                                          -------             -------
                                      1996      1995       1996      1995
                                      ----      ----       ----      ----
REVENUES
Sales and operating revenues        $3,413.1   $3,117.3  $6,562.7  $6,127.1
Other income (expense)                  (9.6)      37.9      18.6      57.6
                                     -------    -------   -------   -------
                                     3,403.5    3,155.2   6,581.3   6,184.7
                                     -------    -------   -------   -------
COSTS AND EXPENSES
Cost of goods sold and operating
  expenses                           2,576.3    2,312.9   4,922.8   4,491.7
Selling, general administrative and
  other expenses                       182.1      169.5     351.4     337.3
Research and development expenses       38.0       32.1      77.9      64.1
Provision for depreciation,
  depletion and amortization           190.5      172.9     373.8     343.6
Interest expense                        33.4       26.0      65.7      50.9
Taxes other than payroll and
  severance taxes                       33.1       33.1      66.6      66.1
Special items (c)                       65.4       -         65.4      -
                                     -------    -------   -------   -------
                                     3,118.8    2,746.5   5,923.6   5,353.7
                                     -------    -------   -------   -------
EARNINGS
  Income before taxes on income        284.7      408.7     657.7     831.0
Provision for taxes on income (d)       97.0      126.3     223.8     269.6
  Income from operations               187.7      282.4     433.9     561.4
Less: Minority interests' share        (55.5)     (63.0)   (123.5)   (148.2)
                                     -------    -------   -------   -------
NET INCOME                          $  132.2   $  219.4  $  310.4  $  413.2
                                     =======    =======   =======   =======

Earnings per common share (e)       $    .76   $   1.23  $   1.77  $   2.31
                                     =======    =======   =======   =======

Dividends paid per common share     $  .3325   $   .225  $   .665  $    .45
                                     =======    =======   =======   =======

                    (see accompanying notes)

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                                 Six months ended
                                                      June 30
                                                      -------
                                                   1996        1995
                                                   ----        ----
CASH FROM OPERATIONS
Net income                                       $  310.4   $  413.4
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization          381.7      352.2
  Reduction of assets to net realizable value        46.2       -
  Increase (reduction) in deferred income taxes      56.9      (35.6)
  Equity income before additional taxes, net of
    dividends                                        (3.8)     (18.4)
  Provision for special items                        19.2       -
  Gains from financing and investing activities      -          (1.5)
  Book value of asset disposals                      29.6        7.6
  Minority interests                                123.5      148.2
  Other                                              (1.3)      12.6
  Increase in receivables                           (96.4)    (188.5)
  Increase in inventories                           (89.1)    (376.6)
  Increase in prepaid expenses and other current
    assets                                          (19.7)     (33.1)
  Reduction in accounts payable and accrued
    expenses                                       (116.9)    (229.0)
  Increase (reduction) in taxes, including taxes
    on income                                        35.7      (28.9)
  Increase (reduction) in deferred hedging gains    (87.3)     416.2
  Net change in noncurrent assets and
    liabilities                                     (69.4)      75.4
                                                  -------     ------
    CASH FROM OPERATIONS                            519.3      514.0
                                                  -------     ------

FINANCING ACTIVITIES
Net changes in short-term borrowings                113.8       44.0
Common stock issued and treasury stock sold          36.5       30.5
Repurchase of common stock                         (202.0)     (74.0)
Dividends paid to shareholders                     (119.9)     (81.4)
Dividends paid to minority interests               (102.6)     (55.2)
Additions to long-term debt                         202.0       75.5
Payments on long-term debt                         (377.6)     (95.5)
                                                  -------     ------
    CASH USED FOR FINANCING ACTIVITIES             (449.8)    (156.1)
                                                  -------     ------
INVESTING ACTIVITIES
Capital expenditures                               (395.0)    (340.3)
Acquisitions, net of cash acquired                 (171.5)      -
Additions to investments                            (50.1)      (7.1)
Net change in short-term investments                (32.5)      (1.0)
Changes in minority interests                       (10.0)    (151.3)
Loan to WMC                                         121.8     (121.8)
Net proceeds from Alcoa/WMC transaction              -         366.9
Proceeds from sale of Pt. Henry                      82.8       -
Other - receipts                                     -           3.9
      - payments                                     (8.3)     (18.3)
                                                  -------     ------
    CASH USED FOR INVESTING ACTIVITIES             (462.8)    (269.0)
                                                  -------     ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               4.5       (7.5)
                                                  -------     ------
CHANGES IN CASH
Net change in cash and cash equivalents            (388.8)      81.4
Cash and cash equivalents at beginning of year    1,055.6      619.2
                                                  -------     ------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  666.8    $ 700.6
                                                  =======     ======

                        (see accompanying notes)

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia
        Limited (AofA) begin on page 15.

   (b) Inventories consisted of:
                                 June 30        December 31
                                  1996             1995
                                  ----             ----

   Finished goods              $  487.5          $  323.1
   Work in process                507.3             483.9
   Bauxite and alumina            287.3             241.4
   Purchased raw materials        256.0             254.5
   Operating supplies             123.6             115.5
                                -------           -------
                               $1,661.7          $1,418.4
                                =======           =======


      Approximately 55% of total inventories at June 30, 1996 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $820.6 and $802.1 higher at June 30, 1996 and December 31, 1995, respectively.

   (c) The special charge of $65.4 ($40.0 after tax) in the current quarter was for the closing of Alcoa
       Electronic Packaging (AEP), Alcoa's ceramic packaging operations in San Diego, California.
       Most of the charge was related to asset write-offs.

   (d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1996 estimated effective tax rate of 34% and the U.S.
       statutory rate of 35% is primarily due to lower taxes on income earned outside the U.S.

  (e) The following formula is used to compute primary earnings per common share (EPS):

       EPS = Net income - preferred dividend requirements
             ---------------------------------------------
             Weighted average number of common shares outstanding for the period

      The average number of shares used to compute EPS was 175,254,973 in 1996 and 178,424,528 in 1995.
      Fully diluted earnings per share are not stated since the dilution is not material.

  (f) In May 1996, KAAL Australia (KAAL), a 50/50 joint venture between Alcoa and Kobe Steel, Ltd. of Japan, purchased AofA's Rolled Products Division at
      Point Henry, Australia for $82.8. KAAL was formed in late 1995 and subsequently purchased Comalco
      Limited's rolling operations at Yennora in New
      South Wales. The Point Henry rolling mill will continue to produce rigid container sheet for the Australian and Asian aluminum beverage container markets.

  (g) A class action complaint was filed in March 1996 against U.S. producers of primary aluminum, including Alcoa, alleging the defendants colluded to raise prices of aluminum products by reducing production. On July 1, 1996, the U.S. District Court for the Central District of California granted the defendants' motion for summary judgment and the complaint was dismissed.

  (h) Certain amounts in previously issued financial statements were reclassified to conform to 1996 presentations.

                                  6

    --------------------------------
    In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

    The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to review by Coopers & Lybrand L.L.P., the Company's independent certified public accountants, as described in their report on page 8.


   Independent Auditor's Review Report

   To the Shareholders and Board of Directors
   Aluminum Company of America (Alcoa)


      We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 1996, the unaudited condensed statements of consolidated income for the three-month and six-month periods ended
   June 30, 1996 and 1995, and condensed consolidated cash flows for the six-month periods ended June 30, 1996 and 1995, which are included in Alcoa's Form 10-Q for the period ended June 30, 1996. These financial statements are the responsibility of Alcoa's management.

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

      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1995, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



   /s/ COOPERS & LYBRAND L.L.P.


   COOPERS & LYBRAND L.L.P.

   Pittsburgh, Pennsylvania
   July 5, 1996
                                  8


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.

                                Second quarter      Six months
                                     ended            ended
                                    June 30          June 30
                                    -------          -------
                                1996      1995      1996    1995
                                ----      ----      ----    ----

 Sales and operating revenues  $3,413.1  $3,117.3  $6,562.7  $6,127.1
 Net income                       132.2     219.4     310.4     413.2
 Earnings per common share          .76      1.23      1.77      2.31
 Shipments of aluminum
   products (1)                     721       627     1,377     1,281
 Shipments of alumina (1)         1,656     1,539     3,161     2,992

(1)  in thousands of metric tons (mt)

Overview
Alcoa earned $132.2, or 76 cents per common share, for the second quarter of 1996. This included an after-tax charge of $40.0, or 23 cents per share, related to the shutdown of its ceramic packaging operations in San Diego, California. Before the charge, the Company had earnings of $172.2, or 99 cents per share. For the comparable 1995 quarter, earnings were $219.4, or $1.23 per share. For the first half of 1996, earnings were $310.4, or $1.77 per share ($2.00 before the aforementioned charge), compared with $413.2, or $2.31 per share in the 1995 six-month period.

Also included are after-tax losses of $33.8, or 19 cents per share, resulting from marking to market certain aluminum commodity contracts. The Company enters into commodity contracts to lock in conversion margins for fabricated product businesses, and to have its primary metal units at market prices at all times. Of these losses, $6.6, or four cents per share, is attributable to fabricated product sales contracts that were delivered during the second quarter, and $27.2, or 15 cents per share, is related to fabricated product sales contracts that will be shipped in future quarters. Current accounting convention requires that these contracts be marked to market and not be matched against the fabricated product sales contracts at the time that they are shipped to customers.

AofA's pretax income from operations for the 1996 second quarter and year-to-date periods increased $39.8 and $43.4, respectively, from the comparable 1995 periods. The increases were primarily due to higher shipments of alumina and ingot along with higher alumina prices.

In Brazil, Aluminio's second quarter and year-to-date 1996 pretax income from operations decreased $33.8 and $63.6, respectively, from the comparable 1995 periods. Revenues grew 7% from the 1995 second quarter but were flat compared with the 1995 six-month period. Aluminio's earnings decline is the result of higher costs for raw materials and lower prices for aluminum and packaging products, which more than offset higher shipment levels.

                                  9
Consolidated revenues and shipment information by segment follows.

Alumina and Chemicals Segment

                              Second quarter     Six months ended
                               ended June 30          June 30
                               -------------          -------
                              1996      1995      1996      1995
                              ----      ----      ----      ----
 Alumina and chemicals
   revenues                 $  504    $  410    $  966    $  809
 Alumina shipments (000 mt)  1,656     1,539     3,161     2,992


Total revenues for the Alumina and Chemicals segment in the 1996 second quarter were up 23% from the comparable 1995 quarter.
Year-to-date, revenues increased 19% from the 1995 period.

Alumina revenues for the 1996 second quarter and year-to-date periods increased 35% and 28% from the comparable 1995 periods. The increases were driven by alumina prices, which rose 26% and 21% over the respective 1995 periods. Alumina shipments for the 1996 second quarter and six-month periods were 8% and 6% higher than those for the respective 1995 periods.

In late 1994, Alcoa and WMC Limited (WMC) of Melbourne, Australia combined ownership of their respective worldwide bauxite, alumina and inorganic chemicals businesses into a group of companies known as Alcoa World Alumina and Chemicals (AWAC). During the 1996 second quarter, AWAC produced 2,527 mt of alumina. Of this amount, 1,656 mt were shipped to third-party customers.

In June 1996, AWAC announced a 350 mt curtailment in its annual production of smelter-grade alumina. The curtailment was implemented immediately. AWAC also has 600 mt of idle alumina capacity at its refinery at St. Croix in the Virgin Islands and expansions currently underway at Sao Luis, Brazil, and Point Comfort, Texas, will add another 500 mt of capacity in the fall of this year.

Aluminum Processing Segment

                              Second quarter     Six months ended
                               ended June 30          June 30
                               -------------          -------
 Product classes              1996      1995      1996      1995
 ---------------              ----      ----      ----      ----
 Shipments (000 mt)
   Flat-rolled products        348       356       685       730
   Aluminum ingot              223       142       424       282
   Engineered products         132       111       234       236
   Other aluminum products      18        18        34        33
                             -----     -----     -----     -----
 Total                         721       627     1,377     1,281

 Revenues
   Flat-rolled products     $1,011    $1,129    $2,017    $2,209
   Aluminum ingot              380       245       704       502
   Engineered products         619       585     1,138     1,183
   Other aluminum products      84       101       162       181
                             -----     -----     -----     -----
 Total                      $2,094    $2,060    $4,021    $4,075

Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS), which is used to produce aluminum beverage can bodies and can ends. Shipments of RCS in the 1996 quarter fell 18% from the 1995 second quarter, as canmakers worked-off inventory acquired as a hedge against a possible work stoppage at U.S. locations. Year-to-date, shipments were down 13%. Revenues from RCS fell 23% and 17% from the respective 1995 periods, reflecting a 5% decrease in prices along with the lower volume. Overall, flat-rolled products revenues were down approximately 10% for both the year-to-date and second quarter periods. The acquisition of Alumix by Alcoa Italia in the first quarter of 1996 partially offset the declines in RCS revenues and shipments noted above.

In May 1996, KAAL Australia (KAAL), a 50/50 joint venture between Alcoa and Kobe Steel, Ltd. of Japan, purchased AofA's Rolled Products Division at Point Henry, Australia for $82.8. KAAL was formed in late 1995 and subsequently purchased Comalco Limited's rolling operations at Yennora in New South Wales. The Point Henry rolling mill will continue to produce RCS for the Australian and Asian aluminum beverage container markets.

Sheet and plate shipments in the 1996 second quarter were down 5% compared with the 1995 quarter, while year-to-date shipments decreased 9%. Prices were up 2% and 11% from the 1995 quarter and year-to-date periods, resulting in relatively flat revenues.

Aluminum ingot - Ingot shipments for the 1996 second quarter and six-month periods rose 57% and 50%, respectively, from those in the comparable 1995 periods. The increases reflect lower shipments of fabricated products, which in turn result in higher shipments of ingot. Additionally, AofA reported a 51% rise in shipments from the 1995 six-month period, due to a tolling agreement signed in the second-half of 1995 with Alusaf, the South African aluminum producer. Realized prices in the 1996 year-to-date period fell 7%, as the 3-month LME price fell 17% from 1995 levels. Alcoa continues to have 450 mt of idle smelting capacity.

Engineered products - These products include extrusions used in the transportation and construction markets; aluminum forgings and wheels; wire, rod and bar; and automobile bumpers. Revenues from the sale of engineered products increased 6% in the 1996 second quarter while shipments rose 19%. Average prices fell by 11% from the 1995 quarter. Year-to-date, revenues and shipments were down 4% and 1%, respectively.

Revenues for extruded products were higher by 22% and 6% from the 1995 second quarter and six-month periods. Prices fell 11% and 5% over the same periods, while shipments were up 37% and 11%, respectively. Extruded product revenues and shipments were positively affected by the aformentioned Alumix acquisition, which increased revenues by $45 in the 1996 second quarter.

Revenues from forged aluminum wheels fell 19% and 14% from the strong 1995 quarter and six-month periods. The decreases were driven by declines in shipments of 18% and 15% for the quarter and six-month periods, as international shipments fell short of expectations. Prices were relatively flat when compared with those in the 1995 periods.
                                 11

Other aluminum products - Revenues from sales of other aluminum products for the 1996 quarter and year-to-date periods were 17% and 10% lower than those in the respective 1995 periods. The declines were primarily due to a 39% drop in aluminum closure prices from the 1995 six-month period, partially offset by improved shipments.

Nonaluminum Segment
Revenues for the Nonaluminum Segment were $815 in the 1996 second quarter, up 26% from the 1995 quarter. The increase is partly due to higher revenues at Alcoa Fujikura Ltd. (AFL), where sales increased 63% aided by the acquisition of Electro-Wire Products
(EWP) in July 1995. Sales of building products also showed strong growth as revenues increased 10% over the 1995 quarter. Offsetting these gains was a decrease in sales by AEP of $24 as the facility was closed. Year-to-date, revenues for this segment were $1,576, a 26% increase from the 1995 period.

Cost of Goods Sold
Cost of goods sold increased $263.4, or 11%, from the 1995 second quarter. Year-to-date, the increase was $431.1, or 10%. The increases reflect the acquisitions of Alumix and EWP, higher costs for raw materials and increased volume. These were partly offset by improved cost performance and lower purchased metal costs. Cost of goods sold as a percentage of revenues was 75.0% or 1.7 points higher than in the 1995 year-to-date period. The higher ratio is primarily due to lower aluminum selling prices and higher raw material costs.

New labor agreements covering the majority of Alcoa's U.S. production workers were ratified in June 1996. The agreements are for a six-year period and provide wage increases of $1.15 per hour over the first five years of the contract. Hourly wages immediately increased 45 cents per hour with an increase of 10 cents per hour effective as of June 2, 1997. Enhanced pension and group benefits were also part of the agreements.

Other Income & Expenses
Other income/(expense) totaled ($9.6) for the 1996 second quarter, a decrease of $47.5 from the 1995 period. Losses from mark-to-market metal trading activities increased $50.4 in the 1996 quarter, while equity income for the 1996 second quarter decreased $5.4 from the 1995 period, primarily because of falling ingot prices. Interest income decreased $3.9 from the 1995 second quarter, while translation losses were reduced by $3.7. Other income totaled $18.6 for the 1996 six-month period, a decrease of $39.0 from the 1995 period.

Selling, general and administrative expenses increased $12.6 and $14.1 from the year-ago quarter and six-month periods, principally due to the Alumix acquisition. Otherwise, selling, general and administrative expenses were virtually unchanged from 1995 levels.

As part of Alcoa's efforts to reduce selling, general and administrative expenses, incentives have been offered to 3,600 U.S.-based employees to voluntarily leave the Company. At this time, it is unclear how many employees will accept this offer. It is anticipated that as a result of this offer, a significant charge to earnings will be made in the 1996 second-half.

Research and development expenses increased $5.9 and $13.8 from the year-ago quarter and six-month periods largely because of new research related to caster technology.

Interest expense was up $7.4 from the 1995 second quarter and $14.8 year-to-date, primarily due to borrowings related to the EWP acquisition and higher borrowings by Aluminio.

The estimated effective tax rate for 1996 is 34.0%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to taxes on income outside of the U.S.

Minority interests' share of income from operations fell 12% from the 1995 second quarter and 17% year-to-date, primarily reflecting lower earnings by Aluminio and Alcoa Kofem.

Commodity Risks
In the U.S., and for export, Alcoa enters into long-term sales contracts with a number of its customers. At December 31, 1995, such contracts totaled approximately 2,483,000 mt of aluminum products over the next several years.

In order to minimize the economic risk of higher prices for metal needs associated with these long-term contracts, Alcoa entered into futures and options contracts. As of June 30, 1996, Alcoa had 1,416,000 mt of these contracts outstanding. According to present accounting conventions, 1,008,000 mt of these contracts qualify for hedge accounting treatment while the remaining 408,000 mt of contracts are required to be accounted for on a mark-to-market basis. This mark-to-market valuation resulted in an after-tax charge of $33.8 for the 1996 second quarter. Of this amount, $6.6, or four cents per share, was attributed to fabricated product sales contracts that were delivered during the second quarter, and $27.2, or 15 cents per share, relates to fabricated product sales contracts that will be shipped in future quarters.

Alcoa purchases other commodities, such as natural gas and
copper, for its operations and enters into forward contracts to eliminate volatility in the prices of such products.  None of these contracts are material.
                                 13

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

Alcoa's remediation reserve balance at the end of the 1996 second quarter was $320 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a third of the reserve relates to Alcoa's Massena, N.Y. plant site. Remediation expenditures charged to the reserve for the 1996 six-month period were $32. Expenditures include those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1996, consistent with the level of expenditures experienced in 1995.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1996 six-month period was $519.3, comparable with the 1995 period. Lower working capital requirements in the 1996 period were offset by decreases in earnings and cash related to hedging activity.

Financing Activities
Financing activities used $449.8 of cash during the first six months of 1996. This included $202 to repurchase 3,497,400 shares of the Company's common stock. Stock purchases were partially offset by $36.5 of common stock representing shares issued primarily for employee benefit plans. In May 1996, the board of directors authorized the purchase of up to 20 million shares of Alcoa common stock. This action replenished a similar authorization approved by the board in July 1989. More than 15 million shares were purchased under the 1989 authorization.

Dividends paid to shareholders were $119.9 in the 1996 year-to-date period, an increase of $38.5 from 1995. The increase was due to Alcoa's variable dividend program, which paid out 10.75 cents above the base dividend of 22.5 cents in the 1996 second quarter. The additional dividend of 10.75 cents also will be paid in each of the two remaining 1996 quarters to shareholders of record at each quarterly distribution date.

Payments on long-term debt during the first six months of 1996 exceeded additions by $175.6. Alcoa repaid $175 of the 4.625% Notes which matured during the period. Debt as a percentage of invested capital was 16.8% at the end of the 1996 second quarter, a slight increase over the 16.7% recorded at year-end 1995.

During the 1996 second quarter, Alcoa entered into a $1.3 billion dollar five-year Revolving Credit Facility. The new facility will be used to back Alcoa's and AofA's commercial paper programs and/or for general corporate purposes.

Investing Activities
Investing activities used $462.8 during the 1996 six-month period, compared with $269.0 in the 1995 period. Capital expenditures totaled $395.0, while $171.5 was used for acquisitions, principally related to the Alumix purchase. Alcoa received $82.8 from KAAL as payment for the purchase of AofA's Rolled Products Division. Alcoa also received $121.8 from WMC which was originally loaned in January, 1995. The cash generated in 1995 was related to the AWAC transaction.

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.

                                        June 30   December 31
                                          1996         1995
                                          ----         ----
Cash and short-term investments        $  224.4     $  252.4
Other current assets                      374.9        379.3
Properties, plants and equipment, net     889.2        857.2
Other assets                              218.0        185.4
                                        -------      -------
      Total assets                      1,706.5      1,674.3
                                        -------      -------
Current liabilities                       465.8        431.6
Long-term debt (1)                        281.0        314.5
Other liabilities                          60.4         56.1
                                        -------      -------
      Total liabilities                   807.2        802.2
                                        -------      -------
            Net assets                 $  899.3     $  872.1
                                        =======      =======

                                Second quarter       Six months
                                     ended              ended
                                    June 30            June 30
                                    -------            -------
                                 1996      1995     1996      1995
                                 ----      ----     ----      ----
Revenues (2)                   $ 299.8  $ 280.3   $ 591.0   $ 593.5
Costs and expenses              (291.1)  (238.2)   (553.1)   (494.6)
Translation and exchange            .1       .5        .7       3.3
adjustments
Income tax (expense) benefit       3.0     (4.7)     (1.2)    (12.2)
                                ------   ------    ------    ------
Net income                     $  11.8  $  37.9   $  37.4   $  90.0
                                ======   ======    ======    ======
Alcoa's share of net income    $   7.0  $  22.4   $  22.1   $  53.1
                                ======   ======    ======    ======

(1) Held by Alcoa Brazil Holdings Company - $22.5

(2) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    Second quarter ended June 30:    1996 - $3.7, 1995 - $50.8
    Six months ended June 30:        1996 - $6.3, 1995 -$102.4

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, an Australian subsidiary, 60% owned by Alcoa, follow.


                                 June 30     December 31
                                  1996          1995
                                  ----          ----
Cash and short-term investments $   64.4     $   61.6
Other current assets               567.3        551.6
Properties, plants and           1,654.5      1,615.7
equipment, net
Other assets                       100.4        101.2
                                 -------      -------
Total assets                     2,386.6      2,330.1
                                 -------      -------
Current liabilities                349.9        380.7
Long-term debt                     199.4        127.0
Other liabilities                  428.9        415.5
                                 -------      -------
Total liabilities                  978.2        923.2
                                 -------      -------
Net assets                      $1,408.4     $1,406.9
                                 =======      =======

                                  Second quarter        Six months
                                       ended               ended
                                      June 30             June 30
                                      -------             -------
                                 1996      1995      1996       1995
                                 ----      ----      ----       ----
Revenues (1)                  $ 523.9   $ 403.7   $1,009.5   $  832.5

Costs and expenses             (404.5)   (324.1)    (766.5)    (632.9)
Translation and exchange         -         -          -          -
adjustments
Income tax (expense) benefit    (43.4)    (25.5)     (87.1)     (63.9)
                               ------    ------    -------    -------
Net income                    $  76.0   $  54.1   $  155.9   $  135.7
                               ======    ======    =======    =======
Alcoa's share of net income   $  45.6   $  32.5   $   93.5   $   81.4
                               ======    ======    =======    =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    Second quarter ended June 30:    1996 - $15.0, 1995 - $15.1
    Six months ended June 30:        1996 - $31.5, 1995 - $24.7

                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

As previously reported, on March 5, 1996, a class action complaint was filed in Los Angeles County (California) Superior Court against U.S. producers of primary aluminum, including Alcoa, claiming conspiracy and collusive action in violation of state antitrust laws. The suit alleged that the defendants colluded to raise prices of aluminum products by cutting production. The defendants removed the case to federal court in April 1996. On July 1, 1996, the U.S. District Court for the Central District of California granted the defendants' motion for summary judgment and the complaint was dismissed. Plaintiff has filed a notice of appeal with the Ninth Circuit Court of Appeals.

As previously reported, on December 21, 1992, Alcoa was named as a defendant in KML Leasing v. Rockwell Standard Corporation filed in the District Court of Oklahoma County, Oklahoma on behalf of 7,317 Aero Commander, Rockwell Commander and Gulfstream Commander aircraft owners. The complaint alleges defects in certain wingspars manufactured by Alcoa. Alcoa's aircraft builders products liability insurance carrier has assumed defense of the matter, In May 1993, Alcoa received a reservation of rights letter from its insurance carrier which purports to reserve its rights with respect to a majority of the types of damages claimed. In May 1995, the court granted Alcoa's motion for summary judgment to dismiss the action. The summary judgment was reversed, on plaintiff's appeal, in February 1996, and the case was remanded to the trial court. The Company and co-defendants filed a petition on March 4, 1996 for rehearing before the Oklahoma intermediate appellate court. In April 1996, the Oklahoma Court of Appeals denied Alcoa's petition for rehearing. Alcoa filed a petition for writ of certiorari with the Oklahoma Supreme Court, which was denied in June 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of Alcoa shareholders held on May 10, 1996, Joseph T. Gorman, Sir Ronald Hampel, John P. Mulroney and Marina v.N. Whitman were reelected to serve for three-year terms as directors of Alcoa. Votes cast for Joseph T. Gorman were 149,839,957 and votes withheld were 1,595,044; votes cast for Sir Ronald Hampel were 149,813,851 and votes withheld were 1,621,150; votes cast for John P. Mulroney were 149,850,270 and votes withheld were 1,584,731; and votes cast for Marina v.N. Whitman were 149,702,738 and votes withheld were 1,732,263.

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



                               ALUMINUM COMPANY OF AMERICA




   July 31, 1996              By /s/ JAN H. M. HOMMEN
   Date                       Jan H. M. Hommen
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




   July 31, 1996              By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Vice President and Controller
                              (Chief Accounting Officer)


                            EXHIBITS




                                                         Page

 11. Computation of Earnings per Common Share             21
 12. Computation of Ratio of Earnings to Fixed Charges    22
 15. Independent Accountants' letter regarding unaudited  23 financial information
 27. Financial Data Schedule
 99. Forward-Looking Statements

