Form 10-Q
period 1996-09-30
ALUMINUM CO OF AMERICA
filed 1996-10-30
CIK 4281

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


For the Quarter Ended             Commission File Number 1-3610
   September 30, 1996

                   ALUMINUM COMPANY OF AMERICA


     (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                       25-0317820

(State of incorporation)     (I.R.S. Employer Identification No.)

425 Sixth Avenue-Alcoa Building, Pittsburgh,Pennsylvania 15219-1850

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

                                        Yes  X    No

     As of October 28, 1996, 173,402,760 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15763


                 PART I - FINANCIAL INFORMATION

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)


                                               (unaudited)
                                               September 30,   December 31
ASSETS                                            1996             1995
                                               -------------   -----------

Current assets:
Cash and cash equivalents (includes cash of
$90.8 in 1996 and $120.5 in 1995)             $   669.0      $ 1,055.6
Short-term investments                             37.8            6.8
Accounts receivable from customers, less
allowances:                                     1,690.9        1,546.3
  1996-$53.0; 1995-$45.8
Other receivables                                 143.4          297.0
Inventories (b)                                 1,569.2        1,418.4
Deferred income taxes                             138.9          244.8
Prepaid expenses and other current assets         188.2          172.8
                                               --------       --------
Total current assets                            4,437.4        4,741.7
                                               --------       --------
Properties, plants and equipment, at cost      15,530.2       15,214.8
Less, accumulated depreciation, depletion and
  amortization                                  8,611.4        8,285.1
                                               --------       --------
Net properties, plants and equipment            6,918.8        6,929.7
                                               --------       --------
Other assets                                    2,066.3        1,972.0
                                               --------       --------
Total assets                                  $13,422.5      $13,643.4
                                               ========       ========
LIABILITIES
Current liabilities:
Short-term borrowings                         $   381.8      $   345.0
Accounts payable, trade                           811.0          861.7
Accrued compensation and retirement costs         402.4          384.3
Taxes, including taxes on income                  401.8          304.7
Other current liabilities                         490.3          408.3
Long-term debt due within one year                163.3          348.2
                                               --------       --------
Total current liabilities                       2,650.6        2,652.2
                                               --------       --------
Long-term debt, less amount due within one      1,380.2        1,215.5
  year
Accrued postretirement benefits                 1,807.1        1,827.3
Other noncurrent liabilities and deferred       1,303.0        1,585.7
  credits
Deferred income taxes                             328.2          308.6
                                               --------       --------
Total liabilities                               7,469.1        7,589.3
                                               --------       --------

MINORITY INTERESTS                              1,596.4        1,609.4
                                               --------       --------

SHAREHOLDERS' EQUITY
Preferred stock                                    55.8           55.8
Common stock                                      178.9          178.9
Additional capital                                597.0          637.1
Translation adjustment                            (93.5)         (79.0)
Retained earnings                               3,943.8        3,800.1
Unfunded pension obligation                        (5.2)          (9.3)
Treasury stock, at cost                          (319.8)        (138.9)
                                               --------       --------
Total shareholders' equity                      4,357.0        4,444.7
                                               --------       --------
Total liabilities and shareholders' equity    $13,422.5      $13,643.4
                                               ========       ========

                        (see accompanying notes)
                                  2

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                       Third quarter      Nine months
                                           ended             ended
                                        September 30     September 30

                                       1996      1995      1996      1995
                                     --------  --------  --------  --------
REVENUES
Sales and operating revenues         $3,240.6  $3,264.8  $9,803.3  $9,391.9
Other income                             18.0      61.3      36.6     118.9
                                      -------   -------   -------   -------
                                      3,258.6   3,326.1   9,839.9   9,510.8
                                      -------   -------   -------   -------
COSTS AND EXPENSES
Cost of goods sold and operating      2,517.4   2,434.4   7,440.2   6,926.1
expenses
Selling, general administrative and
other                                   181.6     182.4     533.0     519.7
  expenses
Research and development expenses        36.0      34.1     113.9      98.2
Provision for depreciation,
depletion and                           181.1     185.4     554.9     529.0
  amortization
Interest expense                         37.4      33.1     103.1      84.0
Taxes other than payroll and
 severance                               31.7      27.5      98.3      93.6
  taxes
Special items (c)                       115.1       9.4     180.5       9.4
                                      -------   -------   -------   -------
                                      3,100.3   2,906.3   9,023.9   8,260.0
                                      -------   -------   -------   -------
EARNINGS
  Income before taxes on income         158.3     419.8     816.0   1,250.8
Provision for taxes on income (d)        53.6     150.3     277.4     419.9
                                      -------   -------   -------   -------
  Income from operations                104.7     269.5     538.6     830.9
Less: Minority interests' share
                                        (36.3)    (43.1)   (159.8)   (191.3)
                                      -------   -------   -------   -------
NET INCOME                           $   68.4  $  226.4  $  378.8  $  639.6
                                      =======   =======   =======   =======

Earnings per common share (e)        $    .39  $   1.27  $   2.16  $   3.58


Dividends paid per common share      $  .3325  $   .225  $  .9975  $   .675
                                      =======   =======   =======   =======


                    (see accompanying notes)
                                  3

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                                       Nine months ended
                                                          September 30
                                                          ------------
                                                        1996       1995
                                                       ------     ------
CASH FROM OPERATIONS
Net income                                           $  378.8   $  639.6
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization              566.8      541.6
  Change in deferred income taxes                        95.2      (22.5)
  Equity (income) losses before additional taxes, net
    of dividends                                          1.6      (25.5)
  Provision for special items                           180.5        9.4
  Losses from financing and investing activities          -         (1.4)
  Book value of asset disposals                          30.6       11.3
  Minority interests                                    159.8      191.3
  Other                                                 (23.3)       3.1
  (Increase) reduction in receivables                    47.4     (209.6)
  (Increase) reduction in inventories                     3.5     (315.1)
  (Increase) reduction in prepaid expenses and other
    current                                             (15.1)       3.1
    assets
  Reduction in accounts payable and accrued expenses   (304.5)    (262.6)
  Reduction in taxes, including taxes on income          15.1      (48.4)
  Increase (reduction) in deferred hedging gains       (165.9)     390.3
  Net change in noncurrent assets and liabilities       (98.4)     171.7
                                                      -------    -------
    CASH FROM OPERATIONS                                872.1    1,076.3
                                                      -------    -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                     34.6       88.7
Common stock issued and treasury stock sold              36.7      101.4
Repurchase of common stock                             (257.7)    (185.7)
Dividends paid to shareholders                         (178.0)    (121.6)
Dividends paid to minority interests                   (145.2)     (87.2)
Additions to long-term debt                             456.1      532.0
Payments on long-term debt
                                                       (489.5)    (136.3)
                                                      -------    -------
    CASH FROM (USED FOR) FINANCING ACTIVITIES          (543.0)     191.3
                                                      -------    -------

INVESTING ACTIVITIES
Capital expenditures                                   (631.1)    (547.1)
Additions to investments                                (58.1)      (8.1)
Net change in short-term investments                    (31.1)      (1.8)
Changes in minority interests                           (25.3)    (139.3)
Acquisition of subsidiaries, net of cash acquired      (171.5)    (426.6)
Loan/repayment from to WMC                              121.8     (121.8)
Net proceeds from Alcoa/WMC transaction                   -        366.9
Proceeds from sale of Pt. Henry                          82.8        -
Other - receipts                                          -          3.8
      - payments                                         (9.2)     (18.9)
                                                      -------    -------
    CASH USED FOR INVESTING ACTIVITIES                 (721.7)    (892.9)
                                                      -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   6.0       (5.0)
                                                      -------    -------
CHANGES IN CASH
Net change in cash and cash equivalents                (386.6)     369.7
Cash and cash equivalents at beginning of year        1,055.6      619.2
                                                      -------    -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  669.0   $  988.9
                                                      =======    =======

                        (see accompanying notes)
                                  4

           Notes to Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia
        Limited (AofA) begin on page 15.

   (b)  Inventories consisted of:

                                 September 30      December 31
                                     1996              1995
                                 ------------      -----------

   Finished goods              $  441.3             $  323.1
   Work in process                478.4                483.9
   Bauxite and alumina            299.0                241.4
   Purchased raw materials        228.8                254.5
   Operating supplies             121.7                115.5
                                -------              -------
                               $1,569.2             $1,418.4
                                =======              =======

      Approximately 55% of total inventories at September 30, 1996 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $814.1 and $802.1 higher at September 30, 1996 and December 31, 1995, respectively.

   (c)The special charge of $115.1 ($65.5 after-tax) in the 1996 third quarter was related to incentives paid to employees who voluntarily left the company and for permanent layoff costs. The total pre-tax charge related to the layoffs of $170.5 was reduced by a credit of $65.2 that was recorded as a pension curtailment in accordance with the provisions of Statement of Financial Accounting Standards 88
      (SFAS 88), Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The remaining $9.8 is related principally to a writedown of manufacturing equipment taken out of service at several locations. In the 1996 second quarter, an additional $65.4 ($40.0 after-tax) was recorded for the closing of Alcoa Electronic Packaging (AEP),
      Alcoa's ceramic packaging operations in San Diego, California. Most of this charge was related to asset writedowns.

   (d)The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the 1996 estimated effective tax rate of 34% and the U.S.
      statutory rate of 35% is primarily due to lower tax rates on income earned outside the U.S.

   (e)The following formula is used to compute primary earnings per common share (EPS):

      EPS = Net income - preferred dividend requirements
            ---------------------------------------------
            Weighted average number of common shares outstanding for the period

      The average number of shares used to compute primary earnings per common share was 174,737,995 in 1996 and 178,383,420 in 1995. Fully diluted earnings per common share are not stated since the dilution is not material.

   (f) Certain amounts in previously issued financial statements were reclassified to conform to 1996 presentations.

                                  6
-----------
    In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form
    10-K for the year ended December 31, 1995.

    The financial data required in this Form 10-Q by Rule
    10-01 of Regulation S-X has been reviewed by Coopers &
    Lybrand L.L.P., the Company's independent auditors, as described in their report on page 8.

   Independent Auditor's Review Report

   To the Shareholders and Board of Directors
   Aluminum Company of America (Alcoa)


     We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September
   30, 1996, the unaudited condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 1996 and 1995, and condensed consolidated cash flows for the nine-month periods ended
   September 30, 1996 and 1995, which are included in Alcoa's Form 10-Q for the period ended September 30,
   1996. These financial statements are the responsibility of Alcoa's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1995, and the related statements of consolidated income, shareholders' equity, and consolidated cash flows for the year then ended (not presented herein). In our report dated January 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



   /s/ COOPERS & LYBRAND L.L.P.


   COOPERS & LYBRAND L.L.P.

   Pittsburgh, Pennsylvania
   October 4, 1996
                                  8

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.

                                Third quarter         Nine months
                                    ended                ended
                                 September 30         September 30
                                 ------------         ------------
                                1996     1995         1996     1995
                                ----     ----         ----     ----

 Sales and operating revenues  $3,240.6  $3,264.8  $9,803.3  $9,391.9
 Net income                        68.4     226.4     378.8     639.6
 Earnings per common share          .39      1.27      2.16      3.58
 Shipments of aluminum              717       655     2,094     1,936
    products (1)
 Shipments of alumina (1)         1,575     1,661     4,736     4,653

-----------
(1)  in thousands of metric tons (mt)


Overview
Alcoa reported 1996 third quarter earnings of $68.4, or 39 cents per share, after a special after-tax charge of $65.5, or 38 cents per share, related to layoff provisions and equipment writedowns. Earnings in the comparable 1995 quarter were a third quarter record of $226.4, or $1.27 per share.

The special charge of $65.5 ($115.1 pre-tax) in the 1996 third quarter was related to incentives paid to employees who voluntarily left the Company and for permanent layoff costs. A total of 2,900 employees were affected by the reductions, with 475 U.S. salaried employees accepting voluntary separation incentives. These reductions are being undertaken as part of Alcoa's goal of reducing selling, general and administrative expenses by $300 annually. It is expected that the majority of the cash payments associated with these charges will be made during the next twelve months, with a significant portion made during the 1996 fourth quarter. The total pre-tax charge related to the layoffs of $170.5 was reduced by a credit of $65.2 that was recorded as a pension curtailment in accordance with the provisions of SFAS 88. The remaining $9.8 is related principally to a writedown of manufacturing equipment taken out of service at several locations. In addition, a pre-tax credit of approximately $13 will be recorded as employees are terminated, primarily in the 1996 fourth quarter. The credit is related to a curtailment of other post-employment benefits in accordance with the provisions of Statement of Financial Accounting Standards 106, Employers' Accounting for Postretirement Benefits Other than Pensions.

The 1996 third quarter also includes after-tax losses of $16.0 related to marking to market certain aluminum commodity contracts. The Company enters into these commodity contracts to lock in conversion margins for fabricated product businesses and to have its primary metal units at market at all times. Of these after-tax losses, $3.4 is attributable to fabricated product sales contracts that were delivered during the quarter and $12.6 is related to fabricated product sales contracts that will be shipped in future quarters. Current accounting convention requires that these contracts be marked to market and not be matched against the fabricated product sales contracts at the time that they are shipped to customers. Year-to-date, after-tax mark-to-market losses totaled $64.6, compared with $11.1 in the 1995 period.

For the first nine months of 1996, earnings were $378.8, or $2.16 per share, after special charges of $105.5 or 61 cents per share. The additional special charge in the 1996 second quarter of 40.0 relates to the closing of AEP. In the 1995 nine-month period, earnings were $639.6 or $3.58 per share.

Alcoa of Australia Limited's (AofA) pre-tax income from operations for the 1996 third quarter declined 14% from the year-ago quarter; year-to-date, AofA's pre-tax income increased 10% relative to 1995. The year-to-date improvement was due primarily to higher prices for alumina and higher shipments of ingot partially offset by lower metal prices. However, the 1996 quarter was negatively affected by lower alumina shipments. Additionally, 1995 third quarter and year-to-date after-tax results were negatively affected by $27.2 resulting from an increase in the Australian tax rate from 33% to 36%.

In Brazil, Alcoa Aluminio's (Aluminio) third quarter 1996 pretax loss from operations was $18.4, a decrease of $53.7 from the 1995 third quarter. The decrease was primarily due to higher costs during the 1996 quarter, lower metal prices and an inventory write-down related to packaging products. Year-to-date, pre-tax income was $20.2, down 85% from the 1995 nine-month period. Revenues were flat compared with the 1995 period, while costs increased 15%, due to higher raw material prices and the previously mentioned inventory writedown.

Alcoa's operations, divided into three segments, follow:

1. Alumina and Chemicals Segment

                          Third quarter ended     Nine months ended
                              September 30          September 30
                              ------------          ------------
                              1996      1995      1996      1995
                              ----      ----      ----      ----
 Alumina and chemicals      $  488    $  477    $  1,454  $  1,286
 revenues
 Alumina shipments (000 mt)  1,575     1,661       4,736     4,653

Total revenues for the Alumina and Chemicals segment were $488 in the 1996 third quarter, up 2% from the comparable 1995 quarter.
Year-to-date, revenues were $1,454, up 13% from the 1995 period.

Alumina revenues for the 1996 third quarter were flat compared with the 1995 period as shipments fell 5% while prices climbed 6%. In the year-to-date period, revenues were up 17% on the strength of a 14% increase in prices. Chemicals revenues rose 5% from both the 1995 quarter and year-to-date levels, principally due to higher shipments.

In late 1994, Alcoa and WMC Limited (WMC) of Melbourne, Australia combined ownership of their respective worldwide bauxite, alumina and inorganic chemicals businesses into a group of companies known as Alcoa World Alumina and Chemicals (AWAC). During the 1996 third quarter, AWAC produced 2,499 mt of alumina. Of this amount, 1,575 mt were shipped to third-party customers.

2. Aluminum Processing Segment

                            Third quarter ended  Nine months ended
                            ended September 30     September 30
                            ------------------     ------------
 Product classes              1996      1995      1996      1995
                              ----      ----      ----      ----
 Revenues
   Flat-rolled products     $   936   $ 1,046   $ 2,953   $ 3,255
   Engineered products          569       568     1,707     1,752
   Aluminum ingot               374       331     1,078       832
   Other aluminum products       83        99       245       280
                             ------    ------    ------    ------
 Total                      $ 1,962   $ 2,044   $ 5,983   $ 6,119

 Shipments (000 metric
 tons)
   Flat-rolled products         324       346     1,009     1,076
   Engineered products          134       109       368       345
   Aluminum ingot               240       177       664       459
   Other aluminum products       19        23        53        56
                             ------    ------    ------    ------
 Total                          717       655     2,094     1,936

Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS), which is used to produce aluminum beverage can bodies and can ends. Shipments of RCS in the 1996 third quarter were down 17% from the 1995 quarter, primarily due to the sale of AofA's Rolled Product Division to KAAL Australia in May, 1996. This resulted in an 18,000 mt loss in shipments when compared with the 1995 quarter. Year-to-date, shipments were down 14% with the Rolled Products Division accounting for 28,000 mt. Revenues from RCS fell 22% and 18% from the respective 1995 quarter and year-to-date periods. Overall flat-rolled products revenues were down approximately 10% for both the year-to-date and third quarter periods. The above-mentioned declines in RCS shipments and revenues were partially offset by the results of Alumix, acquired by Alcoa Italia in the 1996 first quarter, which recorded revenues of $20 in the 1996 third quarter.

Engineered products - These products include extrusions used in the transportation and construction markets, forged aluminum wheels, and wire, rod and bar. Revenues from the sale of engineered products were flat in the 1996 third quarter as higher shipments offset lower prices. Year-to-date, revenues and prices were down 3% and 9%, respectively, as improvement in the aerospace markets was more than offset by declines in other engineered products.

Revenues for extruded products were higher by 21% and 11% from the 1995 third quarter and nine-month periods. Prices fell 14% and 7% over the same periods, while shipments were up 41% and 19%, respectively. Extruded product revenues and shipments were positively affected by the Alumix acquisition, which increased revenues by $32 in the 1996 third quarter.

Aluminum ingot - Ingot shipments for the 1996 third quarter were up 35% from the 1995 quarter on the strength of higher shipments by AofA and Aluminio. Year-to-date, shipments were 44% higher than those in the 1995 period, resulting in a 29% increase in revenues. Ingot revenues continue to be negatively affected by falling prices, as the LME three-month price has fallen 22% from 1995 third quarter levels.
                                  11

Other aluminum products - Shipments of other aluminum products during the 1996 nine-month period fell 6% from 1995, while prices fell 7%, mainly due to a continued drop in aluminum closure prices. Third quarter 1996 revenues were down 17% because of these lower prices.

3.   Non-aluminum Segment

Revenues for the non-aluminum segment were $790 in the 1996 third quarter, up 6% from $744 in the 1995 quarter. Year-to-date, this segment had revenues of $2,366, compared with $1,987 in 1995. The increase is partly due to higher revenues at Alcoa Fujikura Ltd.
(AFL), where sales have increased 50% on a year-to-date basis, aided by the acquisition of Electro-Wire Products (EWP) in July 1995. Sales of building products also showed strong growth as revenues increased 8% over the 1995 nine-month period.
Offsetting these gains was a $77 decrease in sales related to AEP as the facility was closed.

Cost of Goods Sold
Cost of goods sold increased $83, or 3%, from the 1995 third quarter. Year-to-date, the increase was $514, or 7%. The increases are the result of the acquisition of Alumix, higher volumes in the non-aluminum product area and cost increases for certain raw materials. Cost of goods sold as a percentage of revenues in the 1996 year-to-date period was 75.9%, or 2.2 percentage points higher than the 1995 ratio. The higher ratio in 1996 is primarily due to lower prices for nearly all aluminum products and higher costs for certain raw materials.

Other Income & Expenses
Other income totaled $18 in the 1996 third quarter, a drop of $43 from the 1995 period. Year-to-date, other income was down $82. The decreases are primarily due to increased losses from marking-to-market aluminum commodity contracts, lower equity earnings and reduced interest income.

Selling, general and administrative expenses were flat when comparing the 1995 and 1996 third quarters and were up $13 on a year-to-date basis. The acquisition of Alumix resulted in a $10 and $23 increase in these costs for the 1996 quarter and nine-month periods. Otherwise, these costs would have been below previous year's levels.

Interest expense was up $19 from the 1995 nine-month period,
primarily due to   higher borrowings related to the EWP
acquisition by AFL and higher borrowings by Aluminio.

The estimated effective tax rate for 1996 is 34%. The difference between this rate and the U.S. statutory rate of 35% is primarily due to lower tax rates on income outside of the U.S.

Minority interests' share of income from operations declined 16% from the 1995 year-to-date period. The decrease is due to lower earnings at Aluminio, and Alcoa-Kofem, offset by an increase at AofA.

Commodity Risks
In the U.S., and for export, Alcoa enters into long-term sales contracts with a number of its customers. At December 31, 1995, such contracts totaled approximately 2,483,000 mt of aluminum products over the next several years.

In order to minimize the economic risk of higher prices for metal needs associated with these long-term contracts, Alcoa entered into futures and options contracts. As of September 30, 1996, Alcoa had 1,160,000 mt of these contracts outstanding. According to present accounting conventions, 894,000 mt of these contracts qualify for hedge accounting treatment while the remaining 266,000 mt of contracts are required to be accounted for on a mark-to-market basis. This mark-to-market valuation resulted in an after-tax charge of $16.0 for the 1996 third quarter. Of this amount, $3.4 was attributed to fabricated product sales contracts that were delivered during the third quarter, and $12.6 relates to fabricated product sales contracts that will be shipped in future quarters.

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

Alcoa's remediation reserve balance at the end of the 1996 third quarter was $307 and reflects Alcoa's most probable cost to remediate identified environmental conditions for which costs can be reasonably estimated. About a quarter of the reserve relates to Alcoa's Massena, New York plant site. Remediation expenditures charged to the reserve during the 1996 nine-month period were $18. Expenditures included those currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring
costs of managing hazardous substances and pollution.  Alcoa estimates that these costs will be about 2% of cost of goods sold in 1996.
                                  13

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 1996 nine-month period was $872.1, $204.2 lower than in the 1995 period. Lower working capital requirements were offset by decreases in earnings and a reduction in cash related to hedging activities.

Financing Activities

Financing activities used $543.0 of cash during the first nine months of 1996. This included $257.7 to repurchase 4,437,500 shares of the Company's common stock. Dividends paid to shareholders were $178.0 in the 1996 year-to-date period, an increase of $56.4 from 1995. The increase was due to Alcoa's variable dividend program, which paid out 10.75 cents above the base dividend of 22.5 cents in the 1996 third quarter. The additional dividend of 10.75 cents also will be paid in the remaining 1996 quarter to shareholders of record at the quarterly distribution date.

Payments on long-term debt during the first nine months of 1996 exceeded additions by $33.4. Commercial paper borrowings during the third quarter totaled $146, with the proceeds used for general corporate purposes. Alcoa repaid $175 of the 4.625% Notes which matured during the period. Debt as a percentage of invested capital was 18.8% at the end of the 1996 third quarter, up from 16.7% recorded at year-end 1995.

Investing Activities

Investing activities used $721.7 during the 1996 nine-month period, compared with $892.9 in the 1995 period. Capital expenditures totaled $631.1, with $171.5 used for acquisitions, principally related to the Alumix purchase. Alcoa received $82.8 from KAAL as payment for the purchase of AofA's Rolled Products Division. Alcoa also received $121.8 from WMC which was originally loaned to WMC in January, 1995. The $366.9 of cash generated in 1995 was related to the AWAC transaction.

Alcoa and subsidiaries

Summarized consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.

                                    (unaudited)
                                   September 30    December 31
                                       1996           1995
                                       ----           ----

Cash and short-term investments      $  201.2       $  252.4
Other current assets                    370.0          379.3
Properties, plants and equipment,       892.0          857.2
   net (1)
Other assets                            181.3          185.4
                                      -------        -------

      Total assets                    1,644.5        1,674.3
                                      -------        -------

Current liabilities                     425.1          431.6
Long-term debt (1)                      267.4          314.5
Other liabilities                        64.3           56.1
                                      -------        -------

      Total liabilities                 756.8          802.2
                                      -------        -------
            Net assets               $  887.7       $  872.1
                                      =======        =======


                                 (unaudited)         (unaudited)
                              Third quarter ended   Nine months ended
                                 September 30         September 30
                                 ------------         ------------
                                1996      1995       1996      1995
                                ----      ----       ----      ----

Revenues                      $ 302.4   $ 298.6    $ 893.4  $ 892.1
Costs and expenses             (321.1)   (264.0)    (874.2)  (758.6)
Translation and exchange
adjustments                       0.3       0.7        1.0      4.0

Income tax (expense)/benefit      6.9      (4.3)       5.7    (16.5)
                               ------    ------      -----   ------

Net income/(loss)             $ (11.5)  $  31.0     $ 25.9  $ 121.0
                               ======    ======      =====   ======

Alcoa's share of net income   $  (6.8)  $  18.3     $ 15.3  $  71.4
                               ======    ======      =====   ======


(1) Held by Alcoa Brazil Holdings Company - $22.5

(2) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

   Third quarter ended September 30: 1996 - $6.1, 1995 - $51.6
   Nine months ended September 30:   1996 - $12.4, 1995 - $154.0


Alcoa and subsidiaries

Summarized consolidated financial data for AofA, an Australian subsidiary, 60% owned by Alcoa, follow.

                                 (unaudited)
                                September 30   December 31
                                ------------   -----------
                                    1996          1995
                                    ----          ----

Cash and short-term investments $   99.7      $   61.6
Other current assets               502.5         551.6
Properties, plants and           1,653.2       1,615.7
equipment, net
Other assets                        99.0         101.2
                                 -------       -------

Total assets                     2,354.4       2,330.1
                                 -------       -------

Current liabilities                331.5         380.7
Long-term debt                     186.0         127.0
Other liabilities                  432.7         415.5
                                 -------       -------

Total liabilities                  950.2         923.2
                                 -------       -------

Net assets                      $1,404.2      $1,406.9
                                 =======       =======

                                 (unaudited)         (unaudited)
                             Third quarter ended    Nine months ended
                                 September 30          September 30
                                 ------------          ------------
                                1996       1995       1996      1995
                                ----       ----       ----      ----

Revenues (1)                  $  469.6   $ 480.8    $ 1,479.1  $1,313.3
Costs and expenses              (360.9)   (354.5)    (1,121.7)   (987.4)

Translation and exchange
  adjustments                      -         -            -         -
Income tax expense               (40.4)    (70.9)      (127.5)   (134.8)
                               -------   -------      -------    ------

Net income                    $   68.3  $   55.4     $  229.9  $  191.1
                               =======   =======      =======   =======

Alcoa's share of net income   $   41.0  $   33.2     $  137.9  $  114.7
                               =======   =======      =======   =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    Third quarter ended September 30: 1996 - $9.7, 1995 - $12.6
    Nine months ended September 30:  1996 - $41.2, 1995 - $37.4

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly one hundred insurance companies that provided insurance coverage to the Company between the years 1956 and 1985. Trial commenced in April 1996 against those insurance companies which provided all risk property coverage to the Company. A jury verdict was returned on October 3, 1996 which held these insurers liable for past damages, as well as future damages, at a number of contaminated areas at Alcoa's Point Comfort, Massena and Vancouver plants. The jury also found that the insurers were not liable for certain other contaminated areas and was unable to reach a verdict as to still other areas.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       11.  Computation of Earnings per Common Share
       12.  Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.  Financial Data Schedule
       99.  Forward Looking Statements

(b) No reports on Form 8-K were filed by Alcoa during the quarter covered by this report.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange
   Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALUMINUM COMPANY OF AMERICA




   October 30, 1996           By /s/ JAN H. M. HOMMEN
   Date                       Jan H. M. Hommen
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




   October 30, 1996           By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Vice President and Controller
                              (Chief Accounting Officer)


                            EXHIBITS




                                                        Page

   11. Computation of Earnings per Common Share          20
   12. Computation of Ratio of Earnings to Fixed Charges 21
   15. Independent Accountants' letter regarding         22
       unaudited financial information
   27. Financial Data Schedule
   99. Forward Looking Statements                        23


