Form 10-K
period 1996-12-31
ALUMINUM CO OF AMERICA
filed 1997-03-11
CIK 4281

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

  / x /       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                               OR
  /   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-3610

                   ALUMINUM COMPANY OF AMERICA
     (Exact name of registrant as specified in its charter)

      Pennsylvania                    25-0317820
(State of incorporation)     (I.R.S. Employer Identification No.)

425 Sixth Avenue, Alcoa Building, Pittsburgh, Pennsylvania 15219-
                              1850
(Address of principal executive offices)              (Zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No      .

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K. [   ]

     As of March 3, 1997 there were 172,803,703 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $12,485 million.

Documents incorporated by reference.

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1996 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated March 12, 1997, except for the performance graph and Compensation Committee Report.
                             -1-

                   ALUMINUM COMPANY OF AMERICA

Aluminum Company of America, with headquarters in Pittsburgh, Pennsylvania, was formed in 1888 under the laws of the Commonwealth of Pennsylvania. In this report, unless the context otherwise requires, Alcoa or the Company means Aluminum Company of America and all subsidiaries consolidated for the purposes of its financial statements.

                             PART I

Item 1.  Business.

Overview

     Alcoa is the world's largest integrated aluminum company.
It is also the world's largest alumina producer with close proximity of bauxite mines to its refineries in Australia, Jamaica and Suriname, and high quality bauxite in Brazil. Alumina, a white powdery material, is an intermediate step in the production of aluminum from bauxite and is also a valuable chemical on its own. As a growing, worldwide company, Alcoa now has over 170 operating locations in 28 countries, serving a broad range of markets in developing and industrialized economies.

     Alcoa's products are used in and on beverage containers, airplanes and automobiles, commercial and residential buildings, chemicals, and a wide array of consumer and industrial applications. These products are sold directly to industrial customers and other end-users or through independent distributors in the U.S., Brazil, Europe and the Far East.

     The Company is organized into 21 independently-managed business units. Business unit leaders are assigned clear performance responsibilities that concentrate authority closer to customers-where most of Alcoa's value creation takes place.

     The U.S. remains the largest market for aluminum. However, the Pacific Rim, Latin America, Asia and Europe all present opportunities for substantial growth in aluminum use. To take advantage of these growth opportunities, Alcoa has formed joint ventures and strategic alliances in key regional markets and continues to develop new applications for its products.


Market and Geographic Area Information

     Alcoa serves a variety of customers in a number of markets.
Consolidated revenues from these markets during the past three years were:

                                        (dollars in millions)
                                        1996     1995    1994
                                        ----     ----    ----
     Packaging                         $3,326   $3,797  $2,830
     Transportation                     2,655    2,232   1,671
     Distributor and Other              2,154    1,988   1,570
     Alumina and Chemicals              1,940    1,705   1,494
     Building and Construction          1,537    1,531   1,391
     Aluminum Ingot                     1,449    1,247     948
                                       ------   ------   -----
       Total                          $13,061  $12,500  $9,904
                                       ======   ======   =====


     Close to one-half of Alcoa's consolidated sales now is derived from geographic regions other than the U.S., reflecting the Company's growing global presence.

                                         (dollars in millions)
                                        1996     1995    1994
                                        ----     ----    ----
   U.S.                              $7,246   $7,043  $5,574
   Pacific                            2,248    1,986   1,670
   Other Americas                     1,726    1,780   1,362
   Europe                             1,841    1,691   1,298
                                       ------   ------   -----
       Total                          $13,061  $12,500  $9,904
                                       ======   ======   =====


Major Operations

     U.S. - The Company has six aluminum smelters with a combined annual rated capacity of 1.285 million metric tons (mt) that mostly support its internal primary aluminum requirements. It has two large rolling facilities for can sheet, and a number of aluminum fabricating facilities that serve the aerospace, automobile, truck, building and construction, packaging and other markets. A substantial majority of 1996 consolidated revenues generated in the U.S. was derived from these major operations.

     Alcoa Fujikura Ltd. (AFL), a 51%-owned subsidiary, designs, produces and markets automotive electrical distribution systems. AFL also produces fiber optic products and systems for electric utilities, telecommunications, cable television and datacom markets. AFL's 1996 revenues were about 11% of consolidated revenues. AFL also has operations in Europe, Mexico and Brazil.

     Australia - Alcoa of Australia Limited (AofA) is 60%-owned by Alcoa and is the Company's largest subsidiary. AofA's integrated aluminum operations include bauxite mining facilities, three alumina refineries, two aluminum smelters and two alumina-based chemicals plants. AofA is the world's largest, and one of the lowest-cost, producers of alumina. An AofA subsidiary also mines gold in Western Australia. AofA's 1996 revenues were 15% of Alcoa's consolidated revenues.

     Brazil - Alcoa Aluminio S.A. (Aluminio), an integrated aluminum producer, is owned 59% by Alcoa. Aluminio operates bauxite mining facilities and two alumina refineries that principally serve its two aluminum smelters. It has several alumina-based chemicals, aluminum fabricating and extrusion plants, plastic closures and container operations, packaging equipment and building and automotive product facilities. Aluminio's revenues in 1996 were 9% of Alcoa's consolidated revenues.

Alcoa's Financial Reporting Segments

     Alcoa's integrated operations consist of three segments:
Alumina and Chemicals, Aluminum Processing and Nonaluminum
Products. See Note R to the Financial Statements for segment and related geographic area financial information.

Alumina and Chemicals Segment

     The Alumina and Chemicals segment includes the production and sale of bauxite, alumina, alumina-based chemicals used principally in industrial applications and transportation services for bauxite and alumina. The segment consists of a group of companies and assets referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa provides operating management for AWAC which is owned 60% by Alcoa and 40% by WMC Limited of Australia (WMC). See Note C to the Financial Statements.

Bauxite

     Bauxite, aluminum's principal raw material, is refined into alumina through a chemical process. Most of the bauxite mined and alumina produced by the Company, except by AofA, is further processed by the Company into aluminum. All of the Company's active bauxite interests are part of AWAC, except for Aluminio's mines in Pocos de Caldas, Brazil and its 8.6% interest in Mineracao Rio do Norte S.A. (MRN), a joint venture described under "Alumina" below.

     AofA's bauxite mineral leases expire in 2003. Renewal options allow AofA to extend the leases until 2045.

     Suriname Aluminum Company, L.L.C. (Suralco) mines bauxite in Suriname under rights that expire in 2032. Suralco also holds a 26% minority interest in a bauxite mining joint venture managed by the majority owner, an affiliate of Gencor Limited of South Africa. Bauxite from both mining operations serves Suralco's share of a refinery in Suriname. Current mine reserves at both operations are expected to be depleted in 2005.

     The Company has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea in Western Africa. The bauxite services most of the requirements of the Point Comfort, Texas alumina refinery. The contracts expire after 2011.

     Bauxite mining rights in Jamaica expire after the year 2020.
These rights are owned by a joint venture with the Government of Jamaica.

Alumina

     Alcoa is the world's leading supplier of alumina. Alumina is sold principally from operations in Australia, Jamaica and Suriname. About 59% of the Company's alumina production in 1996 was sold to third parties. Most alumina supply contracts are negotiated on the basis of agreed volumes over multi-year periods to assure a continuous supply to the smelters that receive the alumina. Prices are negotiated periodically or are based on formulas related to aluminum ingot market prices or to alumina production costs.

     In June 1996, AWAC announced a curtailment of 350,000 mt of its annual production of smelter-grade alumina due to an oversupply of alumina in world markets.

     Australia. AofA's three alumina refineries, located in Kwinana, Pinjarra and Wagerup, in Western Australia, have an aggregate annual rated capacity of 6.7 million mt. The natural gas requirements of the refineries are supplied primarily under a contract with parties comprising the North West Shelf Gas Joint Venture. This contract expires in 2005 and imposes minimum purchase requirements. Most of AofA's alumina is sold under supply contracts to third party customers worldwide.

     In November 1996, AWAC entities and Sino Mining Alumina Limited (SMAL), a subsidiary of China National Nonferrous Metals Industry Corporation (CNNC), entered into a long-term agreement for the purchase of alumina for the CNNC smelter system. The arrangements entitle a subsidiary of SMAL to purchase a minimum of 400,000 mt of alumina per year for 30 years. It also has the option to increase its alumina purchases as CNNC's needs grow. CNNC is a Chinese state-owned enterprise, which operates and controls the state-owned nonferrous industry in China.

     Suriname. Suralco owns 55% of a 1.7 million mt per year alumina refinery in Paranam, Suriname and operates the plant. An affiliate of Gencor holds the remaining 45% interest.

     Jamaica. An Alcoa subsidiary and a corporation owned by the Government of Jamaica are equal participants in an alumina refinery in Clarendon Parish, Jamaica. The Alcoa subsidiary manages the joint venture. The refinery's annual capacity is expected to increase from 800,000 to about 1 million mt when warranted by market conditions.

     Brazil. Aluminio operates the Alumar Consortium (Alumar), a cost-sharing and production-sharing venture that owns a large refining and smelting project near Sao Luis, in the northeastern state of Maranhao. In late 1996, the Alumar refinery was expanded by 260,000 mt per year, bringing total annual capacity to 1.3 million mt. It is owned 35.1% by Aluminio, 36% by an affiliate of Gencor, 18.9% by Abalco S.A. (owned 60% by Alcoa and 40% by WMC) and 10% by an affiliate of Alcan Aluminium Limited (Alcan). Most of this alumina production is consumed at the smelter.

     Aluminio holds an 8.6% interest and Abalco S.A. holds a 4.6% interest in MRN, a mining company that is jointly owned by affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia
Vale do Rio Doce, Gencor, Norsk Hydro and Reynolds Metals
Company. Aluminio and Abalco S.A. purchase bauxite from MRN under a long-term supply contract.

     At Pocos de Caldas, Aluminio mines bauxite and operates a refinery. The refinery has an annual capacity of 270,000 mt and primarily supplies Aluminio's nearby smelter.

     U.S. Alcoa Alumina & Chemicals, L.L.C., through a majority-owned entity, St. Croix Alumina, L.L.C., owns a 600,000 mt per year alumina refinery located on St. Croix, U.S. Virgin Islands. The refinery is currently inactive due to world alumina market conditions.

     Alcoa Alumina & Chemicals, L.L.C. owns an alumina refinery at Point Comfort, Texas. A 365,000 mt per year expansion was recently completed and brought annual capacity to 2.3 million mt. Approximately 20% of the refinery's output supplies industrial chemicals operations at that location.

Industrial Chemicals

     Alcoa sells industrial chemicals to customers in a broad spectrum of markets for use in refractories, ceramics, abrasives, chemicals processing and other specialty applications.

     Industrial chemicals, principally alumina-based chemicals, are produced or processed at the locations that follow. Except for the plants located in Brazil, all of these facilities are part of AWAC.


                   Industrial Chemicals Facilities

Mobile, Alabama                Kwinana and Rockingham, Australia
Bauxite, Arkansas              Pocos de Caldas and Salto, Brazil
Ft. Meade, Florida             Ludwigshafen, Germany
Dalton, Georgia                Falta, India*
Lake Charles, Port Allen and   Iwakuni and Naoetsu, Japan
Vidalia, Louisiana             Moerdijk and Rotterdam, The
Leetsdale, Pennsylvania           Netherlands
Nashville, Tennessee           Singapore, Singapore
Point Comfort, Texas

*Joint venture

     Aluminum fluoride, used in aluminum smelting, is produced from fluorspar at Point Comfort and from hydrofluosilicic acid at Ft. Meade.

Aluminum Processing Segment

     The Aluminum Processing segment comprises the production and sale of molten metal, ingot and aluminum products that are flat-rolled, engineered or finished. Also included are power, transportation and other services.

     Revenues and shipments for the principal classes of products in the Aluminum Processing segment follow.


                                     (dollars in millions)
                                     1996     1995      1994
                                     ----     ----      ----
     Revenues:
       Aluminum ingot             $1,449   $1,197   $   920
       Flat-rolled products        3,920    4,177     3,201
       Engineered products         2,269    2,303     1,882
       Other aluminum products       338      357       474
                                   -----    -----     -----
      Total                       $7,976   $8,034    $6,477
                                   =====    =====     =====

                                      (mt in thousands)
     Shipments:
       Aluminum ingot                901      673       655
       Flat-rolled products        1,357    1,380     1,381
       Engineered products           495      454       433
       Other aluminum products        88       75        82
                                   -----    -----     -----
      Total                        2,841    2,582     2,551
                                   =====    =====     =====

Aluminum Ingot

     The Company smelts primary aluminum from alumina obtained principally from its alumina refineries. Alcoa's consolidated primary aluminum capacity is rated at approximately 2.1 million mt per year. When operating at capacity, Alcoa's smelters more than satisfy the primary aluminum requirements of its fabricating operations. Most of the Company's primary aluminum production in 1996 was delivered to other Alcoa operations for alloying and/or further fabricating. Purchases of aluminum scrap, principally used beverage cans, supplemented by purchases of ingot when necessary, satisfy additional aluminum requirements.

     During 1996, Alcoa had 450,000 mt, or 21% of its worldwide smelting capacity, idle because of an oversupply of ingot on world markets.

     Aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for about 25% of the Company's primary aluminum costs. Alcoa generates approximately 40% of the power used at its smelters worldwide. Most purchase contracts for firm power tie prices to aluminum prices or to prices based on various indices.

     Australia. AofA is a participant in a joint venture smelter at Portland, Victoria, with an annual rated capacity of 320,000 mt. The venture is owned 45% by AofA, 25% by the State of Victoria and 10% each by the First National Resources Trust, the China International Trust and Investment Corporation and Marubeni Aluminium Australia Pty., Ltd.. A subsidiary of AofA operates the smelter. Each participant in this smelter is required to contribute to the cost of operations and construction in proportion to its interest in the venture and is entitled to its proportionate share of the output. Alumina is supplied by AofA. The Portland site can accommodate additional smelting capacity.

     Currently, approximately 36% of the power for the 180,000 mt Point Henry smelter is generated by AofA using its extensive brown coal deposits. The balance of the power for this smelter and power for the Portland smelter are provided under contracts with the State Electricity Commission of Victoria. Power prices are tied by formula to aluminum prices. Informal discussions continue with the State Government of Victoria to clarify various aspects of power supply to the smelters.

     Brazil. The Alumar smelter at Sao Luis, Brazil has an annual rated capacity of 362,000 mt. Aluminio receives about 54% of the production from this smelter. Electric power is purchased from the government-controlled power grid in Brazil at a small discount from the applicable industrial tariff price and is protected by a cap based on the London Metal Exchange (LME) price of aluminum.

     In late 1996, Aluminio contracted with Central Eletricas de Minas Gerais S.A. (CEMIG), the government-controlled electric utility, to supply power to Aluminio's 90,000 mt Pocos de Caldas smelter for a 30-month period, beginning in October 1996. Aluminio purchased the plant's anticipated full power requirements for this 30-month period through a single payment based on the price of energy on the date of the agreement. At the end of this period, Aluminio may be subject to increased power prices for the plant and may decide to negotiate another purchase of power from CEMIG or from another utility.

     In 1996, Aluminio participated in a consortium that won a bidding process to build the new Machadinho hydroelectric power plant in Southern Brazil. If all environmental and other approvals that are necessary for the construction of the dam and related facilities are received, Aluminio would be entitled to a share of the output beginning in 2002. Aluminio's share is expected to be sufficient to supply approximately one-half of the power requirements for the Pocos de Caldas smelter.

     Europe. In late March 1996, Alcoa completed the acquisition of the principal operating assets of Alumix S.p.A. (Alumix), Italy's state-owned, integrated aluminum producer. Aluminum smelters at Portovesme and Fusina, with combined annual capacity of 180,000 mt, were among the assets purchased. Alumina is supplied under a three-year arrangement by an Italian state-owned company to both the Portovesme and Fusina smelters. Power for these smelters is supplied by ENEL, Italy's state-owned utility.

     Alcoa and SEPI, the Spanish State Entity for Industrial
Participations, jointly announced in late February 1997 that they signed a letter of intent for Alcoa to acquire the main sectors of the aluminum businesses of Inespal, S.A. of Madrid.

     Inespal is an integrated aluminum producer with 1996 revenues of $1.1 billion. The sale includes an alumina refinery, three aluminum smelters, aluminum rolling, foil and extrusion businesses and related facilities. The acquisition is expected to be completed before the end of 1997.

     U.S. Approximately 55% of the power requirements for Alcoa's six U.S. smelters is generated by the Company; the remainder is purchased under long-term contracts. Approximately 12% of the self-generated power is obtained from Alcoa's entitlement to a fixed percentage of the output from a hydroelectric power facility located in the northwestern United States.

     The Company has generated substantially all of the power used at its Warrick, Indiana smelter using nearby coal reserves. A new coal supply contract has been secured which satisfies 50% of the smelter's fuel requirement through 2006. Existing low-sulfur coal contracts satisfy an additional 35% of the requirement through 1999.

     Lignite is used to generate power for the Rockdale, Texas smelter. Company-owned generating units supply about half of the total requirements, and the balance is purchased through a long-term power contract with Texas Utilities expiring in 2013.

     Two subsidiaries of the Company own and operate hydroelectric facilities under Federal Energy Regulatory
Commission licenses. They provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina.
The Tennessee plant also purchases firm and interruptible power from the Tennessee Valley Authority. At the Badin plant, additional power is purchased from Duke Power under an evergreen contract providing for specified periods of notice before termination by either party.

     The purchased power (primarily hydroelectric) contract for the Massena, New York smelter expires not earlier than 2003, but may be terminated by Alcoa with one year's notice.

     In addition to the power output entitlement contract for its Wenatchee, Washington smelter referred to earlier, Alcoa has a contract with the Bonneville Power Administration (BPA). Several contractual provisions allow restrictions when power is in short supply. Beginning in 1995, a portion of the power supplied under the BPA contract was replaced by power purchased from a local public utility district. Additional power has subsequently been purchased from the district, and currently no BPA power is utilized at Wenatchee Works.

     Suriname. Suralco owns and operates a 30,000 mt per year smelter in Paranam, Suriname. Suralco also operates the Afobaka hydro project which supplies power to the smelter.

     Norway. Although not included in the revenues and shipment tables above or in the rated primary aluminum capacity figures, the Company reports equity earnings from its interest in two smelters in Norway. Elkem Aluminium ANS, 50%-owned by an Alcoa subsidiary, Norsk Alcoa A/S, is a partnership that owns and operates the smelters.

Flat-Rolled Products

     Alcoa's flat-rolled products serve three principal markets: light gauge sheet products mainly serve the packaging market, and sheet and plate products serve the transportation and building and construction markets. Alcoa employs its own sales force for most products sold in the packaging market.

Rigid Container Sheet (RCS). Most of the 1996 revenues in the packaging market were derived from RCS which is sold to can companies for production of beverage and food cans and can ends.

     The number of RCS customers in the U.S. is relatively small.
Use of aluminum beverage cans continues to increase, particularly in Asia, Europe and South America, where per capita consumption remains relatively low.

     Aluminum's diverse characteristics, particularly its light weight and recyclability, are significant factors in packaging markets where alternatives such as steel, plastic and glass are competitive materials. Leadership in the packaging markets is maintained by improving processes and facilities, as well as by providing marketing, research and technical support to customers. RCS is produced at the following locations:

                    RCS Facilities
 Warrick, Indiana                 Yennora, Australia*
 Alcoa, Tennessee                 Moka, Japan*
 Point Henry, Australia*          Swansea, Wales

                    *Joint venture

     In May 1996, Kaal Australia Pty. Ltd., 50%-owned by Alcoa, purchased AofA's rolling mill at Point Henry. Kaal Australia had already acquired from Comalco Limited its rolling mill at Yennora. These mills continue to produce RCS for the Australian and Asian markets. AofA continues to supply Kaal Australia with aluminum ingot.

     A subsidiary of Alcoa participates in a 50/50 joint venture with Kobe Steel, Ltd. to serve RCS markets in Japan and other
Asian countries. In connection with this venture, Alcoa has a long-term contract to supply metal to Kobe.

     Used aluminum beverage cans are an important source of metal for RCS. Recycling aluminum conserves raw materials, reduces litter and saves energy - about 95% of the energy needed to produce aluminum from bauxite. In addition, recycling capacity costs much less than new primary aluminum capacity. Can recycling or remelt facilities are located at or near Alcoa's Warrick, Indiana and Alcoa, Tennessee plants.

Foil. This product is produced at Alcoa's Lebanon, Pennsylvania and Hawesville, Kentucky facilities. Light gauge sheet, foil products and laminated evaporator panels are manufactured by Aluminio at Recife, Brazil. Light gauge sheet also is produced at Yennora, Australia.

     Alcoa and Shanghai Aluminum Fabrication Plant (SAFP) have a joint venture that operates the former SAFP aluminum foil and foil laminate production facility in Shanghai, China. A venture facility, owned 60% by Alcoa and 40% by SAFP, currently produces approximately 10,000 mt of aluminum foil per year. Through the use of technology and the addition of a second caster, annual output is expected to increase to about 18,000 mt within five years.

Sheet and Plate. Sheet and plate products serve the aerospace, auto and truck, lithographic, railroad, ship-building, building and construction, defense and other industrial and consumer markets. The Company maintains its own sales forces for most of these products.

     Differentiation of material properties, price and service are significant competitive factors. Aluminum's diverse characteristics are important in these markets where competitive materials include steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; and wood and vinyl in building and construction applications. Alcoa continues to develop alloys and products for aerospace applications, such as those developed for the Boeing 777 aircraft.

     Alcoa's largest sheet and plate plant is located at Davenport, Iowa. It produces products requiring special alloying, heat-treating and other processing, some of which are unique or proprietary. In late April 1996, Alcoa announced an increase in the Davenport, Iowa plant's heat-treating capacity for sheet and plate as part of a $75 million investment to meet aerospace and automotive demand. Alcoa also commissioned the largest vertical heat-treat furnace in North America, thus tripling the plant's capacity for wide-width fuselage sheet. In 1996, construction began on a horizontal plate heat-treating furnace that will increase capacity by 50%. The Company expects this capacity to be in production in early 1997.

     The Company continues to produce cast aluminum plate at its Vernon, California plant after closing its hard alloy extrusion, tube and forgings facilities there in 1994. Over the past two years, Alcoa has invested approximately $10 million in new machinery and equipment for the plant's cast aluminum plate operation.

     Alcoa and Kobe have a joint venture in the U.S. and one in Japan to serve the transportation industry. Initial emphasis of these ventures is focused on expanding the use of aluminum sheet products in passenger cars and light trucks.

     The Company's Hungarian subsidiary, Alcoa-Kofem Kft, produces common alloy flat and coiled sheet as well as soft alloy extrusions and end products for the building, construction, food and agricultural markets in central and western Europe. In July 1996, Alcoa acquired the remaining 49.9% interest in Kofem from the Hungarian government.

     In 1996, Kofem began delivering aluminum truck bodies to major beverage companies in Russia and Poland. Kofem will deliver additional truck bodies to customers in central and eastern
European countries in 1997.

     Included in the previously mentioned acquisition of Alumix is the rolling mill at Fusina which produces industrial plate and common alloy flat and coiled sheet for the building and construction, transportation and other industrial markets in Europe.

     In April 1996, Alcoa opened a 165,000 square-foot plant in Hutchinson, Kansas for further processing and just-in-time stocking of aluminum sheet products for the U.S. aerospace market. Alcoa serves European sheet and plate markets through a distribution center in Paal, Belgium.

     Alcoa has begun construction of a 165,000 square-foot plant in Danville, Illinois for further processing and just-in-time stocking of aluminum sheet products for the North American automotive market. The Company expects this facility to begin production late in 1997.

Engineered Products

     Engineered products include extrusions used in the transportation and construction markets; aluminum forgings and castings; aluminum wheels; wire, rod and bar; and automobile bumpers.

Extrusions. Aluminum extrusions and tube are produced principally at five U.S. locations:

     - the Chandler, Arizona plant produces hard alloy extrusions, tube and forge stock;
     - the Lafayette, Indiana plant produces a broad range of hard alloy extrusions and tube;
     - the Baltimore, Maryland plant produces large press extrusions; and
     - the Tifton, Georgia and Delhi, Louisiana plants produce common alloy extrusions.

     Aluminum extruded products are manufactured by a subsidiary in Argentina and by Aluminio at several locations in Brazil. In March 1996, Aluminio acquired the extrusion assets of an Alcan affiliate in Brazil. The assets included four plants and eight extrusion presses. The transaction has been submitted to Brazilian antitrust authorities for review and approval, and that approval is still pending.

     Alcoa Extrusions Hannover GmbH & Co. KG produces and markets high-strength aluminum extrusions and rod and bar to serve
European transportation and defense markets. In January 1997, Alcoa acquired the remaining 40% interest and now owns 100% of this company.

     The subsidiaries of Alcoa Nederland Holding B.V. produce extrusions, common alloy sheet products and a variety of finished products for the building industry, such as aluminum windows, doors and aluminum ceiling systems. These companies also manufacture products for the agricultural industry such as automated greenhouse systems.

     Aluminum East ZAO, through its Building Systems
International branch, assembles and sells aluminum windows and doors in Russia.

     The acquisition of the Alumix assets mentioned earlier also included the purchase of extrusion plants in Bolzano, Fossanova, Feltre and Iglesias, Italy and an extrusion die shop in Mori, Italy.

     Alcoa also has extrusion plants in Hungary, Spain and the United Kingdom.

     Mechanical-grade redraw rod, wire and cold-finished rod and bar are produced at Massena, New York and are sold to distributors and customers for applications in the building and transportation markets.

Forgings/Castings. Aluminum forgings, sold principally in the aerospace, automotive and defense markets, are produced at Cleveland, Ohio. The plant also produces forged aluminum wheels for the auto, bus and truck markets.

     In 1996 Alcoa began construction of a $20 million wheel production facility at the Cleveland plant. This is the first phase of a multi-phase plan to increase production of forged aluminum wheels to meet market demand for U.S. light trucks.

     In March 1996, Alcoa and Superior Industries International Inc. formed a company to produce cast aluminum wheels for commercial trucks and buses. The wheels will be marketed through Alcoa's existing wheel sales organization. The initial manufacturing operations will be located at Superior's Van Nuys, California facility. The parties expect to reach commercial production levels by mid-1997.

     Alcoa is constructing a plant in Szekesfehervar, Hungary to manufacture forged aluminum truck wheels for the European market. The plant also may manufacture wheels for export to Asian, South American and other geographic markets where European-style wheels are used. The plant is expected to begin production in April 1997.

     Alcoa has a 50/50 partnership, A-CMI, with a subsidiary of CMI International, Inc. to produce cast and forged aluminum automotive parts. In 1996, A-CMI began construction of its first European manufacturing plant in Lista, Norway. It will develop and produce cast aluminum chassis, suspension, brake and powertrain components and systems. The plant represents a total investment of approximately $40 million. It is being built near the 50%-owned Elkem Aluminium ANS smelter, which will deliver molten aluminum to the plant. Production is expected to begin in mid-1997.

     In 1996, A-CMI also began activity at its Kentucky Casting
Center in Hawesville, Kentucky.  This is A-CMI's second North
American facility and will produce aluminum chassis and suspension structural components for the automotive market.

     Alcoa also designs and builds specialized die-casting machines through a subsidiary in Montreal, Canada.

Automotive Body Structures. Alcoa Automotive Structures GmbH produces aluminum components and sub-assemblies for aluminum automotive spaceframes. Aluminum spaceframes represent a significant departure from the traditional method and material used to manufacture primary auto body structures.

     In 1993, Alcoa began operating a unique multi-million dollar plant in Soest, Germany to supply aluminum spaceframe body structures to its first customer, Audi AG. In 1994, Audi began marketing its A8 luxury sedan in Europe-the first production automobile to utilize a complete aluminum spaceframe body structure. The aluminum spaceframe of the A8 is a result of a cooperative effort between Alcoa and Audi that began in 1981 and is constructed from components and sub-assemblies that are produced by Alcoa. The 1997 A8 debuted in U.S. showrooms in the fall of 1996. The Soest plant now is in the process of beginning production of the front end module for the new Mercedes-Benz A Class car.

     Alcoa Automotive Structures GmbH also operates a design and engineering office in Esslingen (Stuttgart), Germany where it develops designs for aluminum auto body structures for a variety of European car manufacturers.

     Alcoa is working with several other automobile manufacturers in North America and Japan to develop new automotive applications for aluminum products. For example, Chrysler Corporation expects its Plymouth Prowler, a new roadster, to enter initial, low-volume production in 1997. Carrying 900 pounds of aluminum (or approximately one-third of its weight), the Prowler is constructed of an all-aluminum frame and body as well as aluminum for brake rotors and suspension components. Alcoa will provide the car's frame as well as aluminum sheet stock to be stamped into body panels and bumper assemblies.

     Alcoa's newly-constructed plant in Northwood, Ohio manufactures the Prowler frame and a variety of aluminum structural assemblies for the U.S. automotive industry.

Other Aluminum Products. Aluminio produces aluminum truck and van bodies and aluminum casting products in Sao Paulo, Brazil and aluminum electrical cable at its Pocos de Caldas plant.

     Alcoa Building Products, Inc. (formerly The Stolle
Corporation) manufactures and markets residential aluminum siding and other aluminum building products. These products are sold principally to wholesale distributors.

     Alcoa produces aluminum closures for bottles at Richmond, Indiana; Worms, Germany; Nogi and Ichikawa, Japan; and Barcelona,
Spain. In late February 1997, Alcoa entered into a letter of intent to sell the assets of its Richmond, Indiana works.

     In May 1996, Alcoa and Sinter Metals, Inc. of Cleveland, Ohio, formed a strategic alliance to develop and expand the market for aluminum parts produced by powder metallurgy techniques, especially for the automotive, business machine, appliance, lawn care and leisure equipment markets.

     Alcoa produces and markets aluminum paste, particles, flakes and atomized powder. It also produces high-purity aluminum.

Nonaluminum Products Segment

     The Nonaluminum Products segment includes the production and sale of electrical, plastic and composite materials products, manufacturing and packaging equipment, gold, magnesium products and steel and titanium forgings.

Alcoa Fujikura Ltd. (AFL)

     AFL produces and markets electronic and electrical distribution systems (EDS) for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL is the only EDS supplier that has been awarded the Total Quality Excellence Award by Ford Motor Company. AFL also supplies EDS to
Subaru of America, Inc., Auto Alliance, Inc. (Mazda-Ford joint venture), Kenworth, Peterbilt, Mack and Navistar.

     In July 1995, AFL acquired the operations of Electro-Wire Products, Inc. Electro-Wire Products, Inc. manufactured EDS for autos, trucks and farm equipment. Combining these two businesses created a worldwide enterprise that is the largest supplier of EDS to Ford Motor Company's worldwide operations, and sales to Ford represented a significant portion of AFL's 1996 revenues. The combined enterprise also is the largest supplier of EDS to the heavy truck industry.

     Michels GmbH & Co. K.G., a manufacturer of EDS for automobiles, appliances and farm equipment, with three plants in Germany and five plants in Hungary, is 90%-owned by AFL. The
Stribel group of companies, European manufacturers of electromechanical and electronic components for the European automotive market, are also owned by AFL.

     In August of 1996, AFL and Aluminio began to manufacture and sell EDS in Brazil through a joint venture.

     Significant competitive factors in the EDS markets include price, quality and full service supplier capability. Automakers increasingly require support from their selected suppliers on a global basis.

Packaging and Closures

     Alcoa Closures Systems International, Inc. (ACSI) is the world's largest producer of plastic closures for beverage containers. Its business is coordinated from Indianapolis, Indiana. The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and is gaining momentum in other countries. Alcoa has plastic closure, PET (polyethylene terephthalate) plastic bottles or packaging equipment design and assembly facilities at the following locations:

                   Packaging and Closures Facilities

Crawfordsville, Indiana
Santiago, Chile
Ichikawa, Japan
Olive Branch, Mississippi
Tianjin, China
Nogi, Japan
Buenos Aires, Argentina
Bogota, Colombia
Saltillo, Mexico
Manama, Bahrain
Szekesfehervar, Hungary
Lima, Peru
Barcelona, Spain
Barueri, Itapissuma,
  Lages and Queimados,
  Brazil

     ACSI has announced plans to begin production of plastic closures at Lubuchany, Russia, south of Moscow, in late 1997.
The unit will be known as Alcoa CSI Vostok.

     The Alcoa Packaging Equipment business unit (APE) designs, manufactures and services bodymakers, decoration equipment, end conversion presses and a variety of testing equipment to the canmaking industry, along with plastic and aluminum closure capping equipment and rapid changeover and quick-change bottle control parts to the beverage industry. In 1996, the Alcoa Advanced Technologies division of APE began supplying advanced material products to the semiconductor equipment industry.

Other Nonaluminum Products

     Alcoa Building Products, Inc.'s principal products for building and construction markets are vinyl siding and accessories and plastic injected molded shutters and architectural accessories. Dayton

Technologies, Inc. produces extruded profiles for the vinyl window and patio door markets, and Caradco, Inc. manufactures vinyl and wood windows and patio doors. At the end of February 1997, Alcoa sold Dayton Technologies, Inc. to Deceuninck Plastics Industries, N.V., a Belgian building materials company. In January 1997, Alcoa reached an agreement in principle for the sale of Caradco, Inc. to JELD-WEN inc., a privately-held building products and millwork manufacturer. This sale is expected to be completed by the beginning of the 1997 second quarter.

     Northwest Alloys, Inc., in Addy, Washington, produces magnesium from minerals in the area owned by the Company. The magnesium is used by Alcoa for certain aluminum alloys and also sold to third parties.

     In November 1996, Aluminio and Alcatel Cable Ameriques
(ACA), a subsidiary of Alcatel of France, formed a joint venture to manufacture, in Brazil, and sell telecommunication cables and related accessories in South America. The venture, called Alcatel Cabos Brazil, is owned 40% by Aluminio and 60% by ACA and affiliates.

     Aluminio also owns and operates a chain of retail construction materials outlets in Brazil. Aluminio currently is considering the partial or total disposition of its interest in these outlets.

     Alcoa Composites, Inc. (ACI) principally designed and manufactured composite parts and structures for aerospace and transportation applications. In October 1996, ACI closed its Fibertek division in Springville, Utah. In January 1997, ACI sold the assets of its last operating division, Composite Structures, in Monrovia, California to an investment group. ACI plans an orderly transition and/or liquidation of its remaining assets and liabilities.

     An AofA subsidiary, Hedges Gold Pty. Ltd., mines gold from its mining leases in Western Australia. Gold production has been declining since 1990.

     Large press steel, titanium and special super-alloy forgings are produced at Cleveland, Ohio. These products are sold principally in aerospace and commercial markets.

     Norcold, Inc. manufactures refrigeration units used in recreational vehicles, boats and other applications. The major component for these refrigeration units is manufactured by another Alcoa subsidiary, Arctek Corporation. At the end of February 1997, Alcoa sold all of the assets of Norcold and Arctek to The Dyson-Kissner-Moran Corporation.

     Alcoa owns a 36% interest in a joint venture established in January 1996, that manufactures auto parts and appliance control panels.

     In June 1996, the Company closed Alcoa Electronic Packaging
(AEP) located in San Diego, California, which produced ceramic packages used to hold integrated circuits for electronic equipment. In December 1995, AEP was notified by its major customer, Intel, that no new orders would be forthcoming.

Risk Factors

     In addition to inherent operating risks, Alcoa is exposed to financial, market, political and economic risks.

Commodity Risks

     Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an internationally-priced, sourced and traded commodity. The principal trading market for ingot is the LME. Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

     The aluminum industry is highly cyclical and the Company's results of operations are influenced by LME-based prices of primary aluminum. This price sensitivity impacts a portion of the Company's alumina sales and many of the Company's aluminum products, with less impact on the more specialized and value-added products.

     Alcoa divides its operations into four regions: U.S., Pacific, Other Americas and Europe. AofA in the Pacific region and Aluminio in the Other Americas are generally in net long metal positions. From time to time, they may sell production forward. Operations in the European region are generally net metal short and may purchase forward positions periodically. Forward purchase and sales activity within these three regions has not been material.

     In the U.S. and for export, Alcoa enters into long-term contracts with a number of its fabricated products customers. At December 31, 1996 and 1995, such contracts approximated 2.369 million mt and 2.483 million mt, respectively. Alcoa may enter into similar arrangements in the future.

     As a hedge against the risk of higher prices for anticipated metal purchases to fulfill long-term customer contracts, Alcoa entered into long positions, principally using futures and options. At December 31, 1996 and 1995, these contracts totaled approximately 872,000 mt and 1.210 million mt, respectively. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met.

     The futures and options contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The contracts are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

     For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts of $224 million at December 31, 1996 are expected to offset the increase in the price of the purchased metal.

     The expiration dates of the call options and the delivery dates of the futures contracts do not always coincide exactly with the dates on which Alcoa is required to purchase metal to meet its contractual commitments with customers. Accordingly, some of the futures and options positions will be rolled forward. This may result in significant cash inflows if the hedging contracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows, as was the case in 1996, if metal prices fall below the price of contracts being rolled forward.

     In addition, Alcoa had 205,000 mt of futures and options contracts outstanding at year-end 1996 that cover long-term fixed-price commitments to supply customers with metal from internal sources.

Accounting convention requires that these contracts be marked-to-market, resulting in an after-tax charge to earnings of $57 million in 1996, and $38 million in 1995.

     Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Notes A and S to the Financial Statements.

     Financial Risk

     Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are used to manage transactional exposure to changes in currency exchange rates. The forward contracts principally cover firm commitments. Options are generally used to hedge anticipated transactions.

     Alcoa also attempts to maintain a reasonable balance between fixed and floating rate debt, and uses interest rate swaps and caps to keep financing costs as low as possible.

     Risk Management

     All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward. They are used primarily to mitigate uncertainty and volatility, and principally cover underlying exposures.

     Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). It is composed of the chief executive officer, the president, the chief financial officer and other officers and employees that the chief executive officer may select from time to time. SRMC reports to the Board of Directors at each of its scheduled meetings on the scope of its derivatives activities.

Employees

     Alcoa had approximately 76,800 employees worldwide at year-end 1996. Approximately 38% of the employees are located in the U.S. New six-year labor agreements covering the majority of Alcoa's U.S. production workers were ratified in mid-1996. As part of the agreements, Alcoa and the unions agreed to an unprecedented partnership mandating that they work cooperatively on customer requirements, business objectives and shareholder and union interests. The agreements set broad, new goals for employee safety, job security, influence, control and accountability for the work environment.

     Other major provisions include: wage increases over the first five years; enhanced pension benefits; increases in sickness and accident insurance, life insurance and dental benefits and the amount of income a spouse may earn before sharing medical benefit costs. The new agreements have five years of defined provisions. At the end of the fifth year, the entire contract will be reopened. If agreement cannot be reached, the economic provisions will be submitted to arbitration.

     In late September 1996, a new five-year labor agreement covering about 1,100 employees at Alcoa's Forged Products business unit in Cleveland, Ohio was ratified. A three-week strike followed the late-August expiration of the previous three-year pact.

     Wages for AofA employees are covered by agreements which are negotiated under guidelines established by a national industrial relations authority.

     Wages for both hourly and salaried employees of Aluminio are negotiated annually in compliance with government guidelines.
Each Aluminio location, however, has established a separate compensation package for its employees.

Research and Development

     Alcoa, a technology leader in the aluminum industry, engages in research and development programs which include basic and applied research and process and product development. These activities are conducted principally at Alcoa Technical Center near Pittsburgh, Pennsylvania. Several business units conduct their own R&D programs. Expenditures for R&D activities were $166 million in 1996, $141 million in 1995 and $126 million in 1994. Substantially all R&D is funded by the Company.

Environmental

     Alcoa's Environment, Health and Safety Policy confirms its commitment to operate worldwide in a manner which protects the environment and the health and safety of employees and of the citizens of the communities where the Company operates.

     Alcoa continues its efforts to develop and implement modern technology, and standards and procedures, to meet its Environment, Health and Safety Policy. Approximately $68 million was spent during 1996 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $113 million in 1997. The costs of operating these facilities are not included in these figures. Remediation expenses are continuing at many of the Company's facilities. See Environmental Matters on page 27 in the Annual Report to Shareholders and "Item 3 - Legal Proceedings" below.

     Alcoa's operations worldwide, like those of others in manufacturing industries, have in recent years become subject to increasingly stringent legislation and regulations intended to protect human health and safety and the environment. This trend is expected to continue. Compliance with new laws, regulations or policies could require substantial expenditures by the Company in addition to those referenced above.

     Alcoa supports the use of sound scientific research and realistic risk criteria to analyze environmental and human health and safety effects and to develop effective laws and regulations in all countries where it operates. The Company also relies on internal standards that are applied worldwide to ensure that its facilities operate with minimal adverse environmental, health and safety impacts, even where no regulatory requirements exist. Alcoa recognizes that recycling and pollution prevention offer real solutions to many environmental problems, and it continues vigorously to pursue efforts in these areas.

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

     In response to a unilateral order issued under Section 106 of the Comprehensive Environmental Compensation and Liability Act of 1980 (CERCLA) by the U.S. Environmental Protection Agency
(EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls (PCBs), into the Grasse River near its Massena, New York facility, Alcoa conducted during 1995 certain remedial activities in the Grasse River for the removal and appropriate disposal of certain river sediments. During 1996, the Company submitted an Analysis of Alternatives Report, which is being reviewed by the EPA.

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

     On March 31, 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Point Comfort)/Lavaca Bay National Priorities List site which includes portions of Alcoa's Point Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study at the site overseen by the EPA. Work under the administrative order is proceeding. The Company and certain Federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, entered into several agreements during 1996 to cooperatively identify restoration alternatives and approaches for Lavaca Bay. Efforts under those agreements are ongoing.

     In June 1988, the EPA added Alcoa's Vancouver , Washington
Potlining Pile to the National Priorities List under CERCLA. As a result of Alcoa's cleanup efforts, effective September 30, 1996 the site was delisted.

     Other Matters

     Alcoa was named as one of several defendants in a number of lawsuits filed as a result of the Sioux City, Iowa DC-10 plane crash in 1989. The plaintiffs claim that Alcoa fabricated the titanium fan disk involved in the alleged engine failure of the plane from a titanium forging supplied by a third party. Two of the 117 cases are still pending.

     On December 21, 1992, Alcoa was named as a defendant in KML Leasing v. Rockwell Standard Corporation filed in the District Court of Oklahoma County, Oklahoma on behalf of 7,317 Aero Commander, Rockwell Commander and Gulfstream Commander aircraft owners. The complaint alleges defects in certain wingspars manufactured by Alcoa. Alcoa's aircraft builders products liability insurance carrier has assumed defense of the matter. In May 1993, Alcoa received a reservation of rights letter from its insurance carrier which purports to reserve its rights with respect to a majority of the types of damages claimed. In May 1995, the court granted Alcoa's motion for summary judgment to dismiss the action. The summary judgment was reversed, on plaintiff's appeal, in February 1996, and the case was remanded to the trial court. The Company and co-defendants filed a petition in March 1996 for rehearing before the Oklahoma intermediate appellate court. In November 1996, plaintiffs dismissed Alcoa as a defendant in this matter, but have a right to refile for one year.

     In August 1994, the U.S. Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Alcoa regarding activities undertaken by Alcoa in response to a multinational Memorandum of Understanding negotiated by the U.S. government and other sovereign nations. Alcoa complied with the request in November 1994 and is waiting for a response from the DOJ.

     On March 27, 1995, the DOJ issued a CID requesting information regarding pricing policies on aluminum rigid container sheet in 1994 and 1995. Alcoa complied with the document request and provided interrogatory answers in June 1995.
On November 21, 1996, the DOJ closed its review without taking any action.

     On June 13, 1995, the Company was served with a class action complaint in the matter of John P. Cooper, et al. v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs allege violation of Federal and state civil rights laws prohibiting discrimination on the basis of race and gender. Plaintiffs seek class action status for five classes of employees or prospective employees of Alcoa at its Davenport, Iowa facility and also a permanent injunction against allegedly discriminatory practices, restitution of claimed benefits and income, and unspecified compensatory and punitive damages. Alcoa answered the Complaint and denied all alleged violations of Federal or state law. Alcoa also filed a motion to dismiss certain of the plaintiffs' claims.

     Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly one hundred insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa's favor and an award of damages to Alcoa. Post-trial motions continue to determine the effect of the verdict on remaining aspects of the case.

     On March 5, 1996, a class action complaint was filed in Los Angeles County (California) Superior Court against U.S. producers of primary aluminum, including Alcoa, claiming conspiracy and collusive action in violation of state antitrust laws. The suit alleged that the defendants colluded to raise prices of aluminum products by cutting production. The defendants removed the case to Federal court in April 1996. On July 1, 1996, the U.S. District Court for the Central District of California granted the defendants' motion for summary judgment and the complaint was dismissed. Plaintiff has filed a notice of appeal with the Ninth Circuit Court of Appeals. The appeal is pending.

     On March 20, 1996, Alcoa received a subpoena from the U.S.
Department of Commerce in connection with the export of potassium fluoride by a subsidiary for use at its alumina refineries in Jamaica and Suriname. The Company is cooperating with the investigation.

     On December 20, 1996, JMB Realty Corporation (JMB) filed a complaint for declaratory relief and damages against Alcoa and two subsidiaries, Alcoa Properties, Inc. and Alcoa Securities Corporation, in the Circuit Court of Cook County, Illinois. JMB claims that it is entitled to a rebate of approximately $71 million from Alcoa Properties, Inc., arising from a stock transaction that occurred in 1986 in which a subsidiary of JMB purchased the outstanding stock of substantially all of Alcoa Properties, Inc.'s real estate holding subsidiaries. JMB also is seeking an order canceling three promissory notes that it made and delivered to Alcoa Securities Corporation. JMB owes Alcoa Securities Corporation approximately $53 million on the notes, which matured on December 31, 1996. On January 3, 1997, Alcoa Securities Corporation filed suit against JMB in the Superior Court of Chittenden County, Vermont seeking to collect the approximately $53 million that JMB owes Alcoa Securities Corporation. Both cases are in a preliminary pleading stage.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

Item 4A. Executive Officers of the Registrant.

     The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of March 1, 1997 are listed below.

     Paul H. O'Neill, 61, Chairman of the Board and Chief Executive Officer. Mr. O'Neill was elected a director of Alcoa in 1986 and became Chairman of the Board and Chief Executive Officer in June 1987. Before joining Alcoa, Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper Company.

     Alain J. P. Belda, 53, President and Chief Operating Officer. Mr. Belda was elected President and Chief Operating Officer in January 1997. He was President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. Mr. Belda was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 he was named President - Latin America for the Company. Mr. Belda was elected Executive Vice President in 1994 and Vice Chairman in 1995.

     George E. Bergeron, 55, Vice President and President - Rigid
Packaging Division.  Mr. Bergeron was named President - Alcoa
Closure Systems International in 1982 and was elected Vice
President and General Manager - Rigid Packaging Division in July
1990.  He assumed his current responsibilities in 1991.

     Peter R. Bridenbaugh, 56, Executive Vice President. Dr. Bridenbaugh became Director, Alcoa Laboratories in 1983. He was elected Vice President - Research and Development in 1984 and Executive Vice President in 1991. He was the Company's Chief Technical Officer from 1991 to 1995. Dr. Bridenbaugh currently is responsible for Alcoa's automotive groups.

     Richard L. Fischer, 60, Executive Vice President -
Chairman's Counsel.  Mr. Fischer was elected Vice President and
General Counsel in 1983 and became Senior Vice President in 1984.
He was given the additional responsibility for Corporate
Development in 1986 and in 1991 named to his present position.
In his current assignment, Mr. Fischer is responsible for Corporate Development and the expansion and integration of Alcoa's international business activities.

     Patricia L. Higgins, 47, Vice President and Chief Information Officer. Ms. Higgins joined Alcoa in January 1997 and is responsible for the integration and implementation of the Company's computer initiatives. She began her career at American Telephone & Telegraph Co. in 1977 and was Vice President of International Sales Operations in Network Systems before joining Nynex Corporation in 1991 as Group Vice President, Manhattan Market Area. In 1995, Ms. Higgins moved to Unisys Corporation where she was President, Communications Market Sector Group.

     Ronald R. Hoffman, 62, Executive Vice President - Human Resources and Communications. Mr. Hoffman, an officer since 1975, was named Vice President - Flat Rolled Products in 1979.
He was elected a Group Vice President in 1984 and was given responsibility for the Company's Packaging Systems group in 1986. He assumed his current responsibilities in 1991.

     Jan H. M. Hommen, 53, Executive Vice President and Chief Financial Officer. Mr. Hommen was Financial Director of Alcoa Nederland until 1979 when he was elected Assistant Treasurer - Corporate Finance of Alcoa. He was elected Treasurer in August 1986 and Vice President and Treasurer in December 1986. He was elected to his current position in 1991. Mr. Hommen has announced his resignation from Alcoa effective April 1, 1997. He will be joining Philips Electronics, N.V. in the Netherlands as Executive Vice President - Chief Financial Officer.

     Richard B. Kelson, 50, Executive Vice President - Environment, Health and Safety, and General Counsel. Mr. Kelson was appointed Assistant Secretary and Managing General Attorney in 1984 and Assistant General Counsel in 1989. He was elected Senior Vice President - Environment, Health and Safety in 1991 and Executive Vice President and General Counsel in May 1994.

     Frank L. Lederman, 47, Vice President and Chief Technical Officer. Mr. Lederman was Senior Vice President and Chief Technical Officer for Noranda, Inc., a company he joined in 1988. Mr. Lederman joined Alcoa as a Vice President in May 1995 and became Chief Technical Officer in December 1995. In his current position Mr. Lederman directs operations of the Alcoa Technical Center.

     L. Richard Milner, 50, Vice President - Corporate
Development.  Mr. Milner was named General Manager - Castings
Division in 1984 and General Manager - Primary Products,
Marketing in 1986.  In 1987 he assumed responsibility as Director
- Corporate Development. He was elected to his current position in 1991.

     Robert F. Slagle, 56, Vice President and President - Alcoa World Alumina. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, was named Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle was named Vice President - Raw Materials, Alumina and Industrial Chemicals in 1989, and Vice President of Alcoa and Managing Director - Alcoa of Australia Limited in 1991. He was named to his current position, with responsibility for Alcoa's global bauxite and alumina activities, in January 1996.

     G. Keith Turnbull, 61, Executive Vice President - Alcoa Business System. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director - Technology Planning in 1982, Vice President - Technology Planning in 1986 and Executive Vice President - Strategic Analysis/Planning and Information in 1991. In January 1997 he was named to his current position, with responsibility for company-wide implementation of Alcoa Business System.


                             PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on pages 56-57 of the 1996 Annual Report to Shareholders (the Annual Report) and are incorporated herein by reference.

     At February 10, 1997 (the record date for the Company's 1997 annual shareholders meeting), there were approximately 88,300 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

     The comparative columnar table showing selected financial data for the Company is set forth on page 21 of the Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     Management's review and comments on the consolidated financial statements are set forth on pages 22 through 29 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 30 through 44 of the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding Directors is contained under the caption "Board of Directors" on pages 4 through 8 of the Registrant's definitive Proxy Statement dated March 12, 1997 (the
Proxy Statement) and is incorporated herein by reference.

     The information regarding executive officers is set forth in
Part I, Item 4A under "Executive Officers of the Registrant."

     The information required by Item 405 of Regulation S-K contained under the caption "Section 16(a) beneficial ownership reporting compliance" on page 9 of the Registrant's Proxy
Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

     This information is contained under the caption
"Compensation of executive officers" on pages 10 through 16 of the Proxy Statement and is incorporated herein by reference. The performance graph and Compensation Committee Report shall not be deemed to be "filed."

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     This information is contained under the caption "Security ownership" on pages 8 through 9 of the Proxy Statement and is incorporated herein by reference.

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

     (1) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 30 through 44 of the Annual
Report and are incorporated herein by reference.

     (2) The following report and schedule should be read in conjunction with the Company's consolidated financial statements in the Annual Report:

     Independent Accountant's Report of Coopers & Lybrand L.L.P.
     dated January 8, 1997 on the Company's financial statement schedule filed as a part hereof for the fiscal years ended
     December 31, 1996, 1995 and 1994.

     Schedule II - Valuation and Qualifying Accounts - for the fiscal years ended December 31, 1996, 1995 and 1994.

     (3)  Exhibits

Exhibit
Number                      Description *

  3(a).Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the Company's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1993.

  3(b).By-Laws of the Registrant, incorporated by reference to exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10(a)  Long Term Stock Incentive Plan (restated) effective
       January 1, 1997 (filed herewith).

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

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and exhibit 10(e)(1) the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(f). Employment Agreement of Paul H. O'Neill, as amended through February 25, 1993, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(g). Deferred Fee Plan for Directors, as amended effective
       November 10, 1995, incorporated by reference to exhibit
       10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(h). Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(h)(1).Amendment to Restricted Stock Plan for Non-Employee
         Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1989.

10(i)(1).Amendment to Fee Continuation Plan for Non-Employee
         Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(j). Deferred Compensation Plan, as amended effective October
       30, 1992, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10(j)(1).Amendments to Deferred Compensation Plan, effective
         January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(j)(2).Amendment to Deferred Compensation Plan, effective
         June 1, 1995, incorporated by reference to exhibit
         10(j)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(k). Summary of the Executive Split Dollar Life Insurance
       Plan, dated November 1990, incorporated by reference to
       exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(l). Dividend Equivalent Compensation Plan, effective February
       3, 1997 (filed herewith).

10(m). Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

11.    Computation of Earnings per Common Share.

12.    Computation of Ratio of Earnings to Fixed Charges.

13.    Portions of Alcoa's 1996 Annual Report to Shareholders.

21.    Subsidiaries and Equity Entities of the Registrant.

23.    Consent of Independent Certified Public Accountants.

24.    Power of Attorney for certain directors.

27.    Financial data schedule.

     *Exhibit Nos. 10(a) through 10(l) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

   (b) Reports on Form 8-K. None was filed in the fourth quarter of 1996.

                    Independent Accountant's Report



To the Shareholders and Board of Directors
Aluminum Company of America

     Our report on the consolidated financial statements of Aluminum Company of America has been incorporated by reference in this Form 10-K from page 30 of the 1996 Annual Report to Shareholders of Aluminum Company of America. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                 /s/ Coopers & Lybrand L.L.P.
                                 COOPERS & LYBRAND L.L.P.


600 Grant Street
Pittsburgh, Pennsylvania
January 8, 1997

                             -26-

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                                (in millions)


Col. A                          Col. B                Col. C             Col. D         Col. E
------                          ------                ------             ------         ------
                                                    Additions
                                                    ---------
                                Balance at   Charged to   Charged to
                                beginning    costs and    other                      Balance at
Description                     of period    expenses     accounts     Deductions   end of period
-----------                     ---------    --------     ----------   ----------   -------------
Allowance for doubtful accounts:

    1996                         $ 45.8        $24.0      $ 1.5(A)       $22.9(B)      $ 48.4

    1995                         $ 37.4        $17.4      $(1.8)(A)      $ 7.2(B)      $ 45.8

    1994                         $ 33.2        $13.4      $(2.0)(A)      $ 7.2(B)      $ 37.4

Income   tax  valuation allowance:

    1996                         $112.1        $23.9        -            $26.0(C)      $110.0

    1995                         $170.0        $16.2        -            $74.1(C)      $112.1

    1994                         $171.4        $19.9        -            $21.3(C)      $170.0

Notes: (A) Collections on accounts previously written off, acquisition of subsidiaries and foreign currency translation adjustments.
       (B) Uncollectible accounts written off
       (C) Related primarily to reductions in the valuation reserve based on a change in circumstances.

                             -27-


                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ALUMINUM COMPANY OF AMERICA


March 11, 1997              By  /s/Earnest J. Edwards

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

     Signature                    Title                Date


/s/Paul H. O'Neill       Chairman of the Board     March 11, 1997
  Paul H. O'Neill        and Chief Executive
                         Officer (Principal
                         Executive Officer
                         and Director)


/s/Jan H. M. Hommen      Executive Vice President  March 11, 1997
  Jan H. M. Hommen       Chief Financial Officer
                         (Principal Financial
                         Officer)


Kenneth W. Dam, John P. Diesel, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, John P. Mulroney, Sir Arvi Parbo, Henry B. Schacht, Forrest N. Shumway, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 11, 1997, by Barbara Jeremiah, their Attorney-in-Fact.*


*By  /s/Barbara Jeremiah
     Barbara Jeremiah
     Attorney-in-Fact

                             -28-