Form 10-Q
period 1997-03-31
ALUMINUM CO OF AMERICA
filed 1997-04-25
CIK 4281

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



     (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997         Commission File
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

                                        Yes  X    No

     As of April 24, 1997, 173,630,470 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15785
                                -1-

                 PART I - FINANCIAL INFORMATION
Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                (unaudited)
                                                 March 31    December 31
ASSETS                                             1997          1996
                                                 --------    -----------
Current assets:
  Cash and cash equivalents (includes cash of
  $116.3 in 1997 and $93.4 in 1996)             $     518.3    $ 598.1
  Short-term investments                               83.3       18.5
  Receivables from customers, less allowances:
    1997-$46.3; 1996-$48.4                          1,851.8    1,674.7
  Other receivables                                   154.0      154.2
  Inventories (b)                                   1,391.2    1,461.4
  Deferred income taxes                               172.8      159.9
  Prepaid expenses and other current assets           209.0      214.4
                                                 ----------   --------
    Total current assets                            4,380.4    4,281.2
                                                 ==========   ========
Properties, plants and equipment, at cost          15,630.0   15,729.9
Less, accumulated depreciation, depletion and
  amortization                                      8,671.2    8,652.4
                                                 ----------  ---------
  Net properties, plants and equipment              6,958.8    7,077.5
                                                 ----------  ---------
Other assets                                        2,058.8    2,091.2
                                                 ----------   --------
  Total assets                                  $  13,398.0  $13,449.9
                                                ===========  =========
LIABILITIES
Current liabilities:
  Short-term borrowings                         $     205.0   $  206.5
  Accounts payable, trade                             838.2      799.2
  Accrued compensation and retirement costs           371.6      404.3
  Taxes, including taxes on income                    445.5      407.9
  Provision for layoffs and impairments                69.6       89.6
  Other current liabilities                           331.7      287.4
  Long-term debt due within one year                  187.6      178.5
                                                 ----------    -------
    Total current liabilities                       2,449.2    2,373.4
                                                 ----------    -------
Long-term debt, less amount due within one          1,528.2    1,689.8
  year
Accrued postretirement benefits                     1,787.6    1,791.2
Other noncurrent liabilities and deferred           1,191.0    1,205.5
  credits
Deferred income taxes                                 310.1      317.1
                                                 ----------    -------
    Total liabilities                               7,266.1    7,377.0
                                                 ----------    -------

MINORITY INTERESTS                                  1,637.1    1,610.5
                                                 ----------   --------

SHAREHOLDERS' EQUITY
Preferred stock                                      55.8         55.8
Common stock                                        178.9        178.9
Additional capital                                  589.2        591.9
Translation adjustment                             (170.6)       (93.1)
Retained earnings                                 4,158.2      4,082.6
Net unrealized gains - securities available          21.8         23.4
  for sale
Unfunded pension obligation                          (4.9)        (5.8)
Treasury stock, at cost                            (333.6)      (371.3)
                                                  -------      -------
    Total shareholders' equity                    4,494.8      4,462.4
                                                  -------      -------
    Total liabilities and shareholders' equity  $13,398.0    $13,449.9
                                                =========    =========

The accompanying notes are an integral part of the financial statements.

                                -2-

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                             First quarter ended
                                                   March 31
                                                   --------
                                               1997      1996
                                               ----      ----
REVENUES
Sales and operating revenues                 $3,231.1  $3,149.6
Other income, principally interest               41.3      28.2
                                              -------   -------
                                              3,272.4   3,177.8
                                              -------   -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses     2,489.0   2,346.5
Selling, general administrative and other
  expenses                                      159.0     169.3
Research and development expenses                35.6      39.9
Provision for depreciation, depletion and
  amortization                                  182.6     183.3
Interest expense                                 37.3      32.3
Taxes other than payroll and severance           33.8      33.5
  taxes
Special items (e)                                (4.6)       -
                                              -------    ------

                                              2,932.7   2,804.8
                                              -------   -------
EARNINGS
  Income before taxes on income                 339.7     373.0
Provision for taxes on income (c)               118.9     126.8
                                              -------   -------
  Income from operations                        220.8     246.2
Less: Minority interests' share                 (61.7)    (68.0)
                                              -------   -------
NET INCOME                                   $  159.1  $  178.2
                                             ========  ========

Earnings per common share (d)                $    .92  $   1.01
                                             ========  ========

Dividends paid per common share              $   .225  $  .3325
                                             ========  ========

The accompanying notes are an integral part of the financial statements.

                                -3-

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                     Three months ended
                                                           March 31
                                                           --------
                                                       1997     1996
                                                    --------  --------
CASH FROM OPERATIONS
Net income                                          $  159.1  $  178.2
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization             186.5     187.3
  Increase in deferred income taxes                      4.0      35.5
  Equity income before additional taxes, net of         (4.8)     (4.6)
     dividends
  Special items - net of payments                       (4.6)       -
  Book value of asset disposals                          3.6      10.9
  Minority interests                                    61.7      68.0
  Other                                                (15.5)     (5.4)
  Increase in receivables                             (194.4)   (138.7)
  (Increase) reduction in inventories                   36.3    (151.0)
  (Increase) reduction in prepaid expenses and
    other current assets                                 1.2     (15.9)
  Reduction in accounts payable and accrued              (.7)    (15.4)
    expenses
  Increase in taxes, including taxes on income          53.8      70.7
  Reduction in deferred hedging gains                  (33.4)    (55.4)
  Net change in noncurrent assets and liabilities       (7.4)    (30.6)
                                                    --------  --------
    CASH FROM OPERATIONS                               245.4     133.6
                                                    --------  --------
FINANCING ACTIVITIES
Net changes in short-term borrowings                    (1.1)     14.7
Common stock issued and treasury stock sold            118.6      20.2
Repurchase of common stock                             (83.5)    (88.1)
Dividends paid to shareholders                         (39.0)    (60.9)
Dividends paid to minority interests                   (33.0)     (3.1)
Additions to long-term debt                            159.9      75.5
Payments on long-term debt                            (310.3)   (216.6)
                                                    --------  --------
    CASH USED FOR FINANCING ACTIVITIES                (188.4)   (258.3)
                                                    --------  --------
INVESTING ACTIVITIES
Capital expenditures                                  (208.0)   (180.9)
Acquisitions, net of cash acquired                        -     (171.5)
Proceeds from the sale of assets                       121.2        -
Net change in short-term investments                   (64.9)    (15.8)
Additions to investments                                 (.4)    (28.0)
Changes in minority interests                           20.6        .5
Repayment of loan to WMC                                  -      121.8
Other - receipts                                          .3        -
      - payments                                        (6.1)     (7.0)
                                                    --------  --------
    CASH USED FOR INVESTING ACTIVITIES                (137.3)   (280.9)
                                                    --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   .5       4.5
CHANGES IN CASH                                     --------  --------
Net change in cash and cash equivalents                (79.8)   (401.1)
Cash and cash equivalents at beginning of year         598.1   1,055.6
                                                    --------  --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  518.3  $  654.5
                                                    ========  ========

The accompanying notes are an integral part of the financial statements.

                              -4-

      Notes to Condensed Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia
        Limited (AofA) begin on page 16.

   (b)  Inventories consisted of:

                                  March 31        December 31
                                     1997              1996
                                 ----------        -----------

   Finished goods                $  391.3           $  403.1
   Work in process                  392.3              421.1
   Bauxite and alumina              257.3              283.1
   Purchased raw materials          235.3              235.5
   Operating supplies               115.0              118.6
                                 --------           --------
                                 $1,391.2           $1,461.4
                                 ========           ========

      Approximately 53.9% of total
      inventories at March 31,1997 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $770.5 and $753.7 higher at March 31, 1997 and December 31, 1996, respectively.

   (c) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. Lower taxes on foreign income were offset by higher taxes on asset sales, resulting in a 35% effective tax rate for 1997.

   (d) The following formula is used to compute primary earnings per common share (EPS):

        EPS = Net income - preferred dividend requirements
              --------------------------------------------
              Weighted average number of common shares outstanding for the period

      The average number of shares used
      to compute primary earnings per common share was 173,121,653 in 1997 and 175,612,108 in 1996. Fully diluted earnings per common share are not stated since the dilution is not material.

   (e) A net pretax gain of $4.6 (an after-tax loss of $1.1) was recorded in the 1997 first quarter related to special items. Asset sales generated income of $25.0, while increases to environmental reserves and an impairment at a U.S. manufacturing facility resulted in a charge of $20.4.
                                -5-

   (f) In late February, 1997, Alcoa and SEPI, the Spanish State Entity for Industrial Participation, jointly announced that they signed a Letter of Intent for Alcoa to acquire the main sectors of the aluminum business of Inespal, S.A. of Madrid. Inespal is an integrated aluminum producer with 1996 revenues of $1.1 billion. The acquisition includes an alumina refinery, three aluminum smelters, aluminum rolling, foil and extrusion businesses and related facilities. The acquisition is expected to be completed before the end of 1997.

   (g) On April 21, 1997, Alcoa announced that it had signed a letter of intent with Reynolds Metals Company to acquire Reynolds' rolling mill in Muscle Shoals, Alabama, two nearby can reclamation plants and a coil coating facility in Sheffield, Alabama. The transaction is subject to regulatory approval and other closing conditions and should be completed in the second half of the year. Upon closing, the companies expect to enter a long-term agreement under which Alcoa would become a major supplier of can sheet to Reynolds.
                                 -6-

      In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

      The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Coopers & Lybrand L.L.P., the Company's independent certified public accountants, as described in their report on page 8.
                                -7-

   Independent Auditor's Review Report

   To the Shareholders and Board of Directors
   Aluminum Company of America (Alcoa)


     We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 1997, the unaudited condensed statements of consolidated income and condensed consolidated cash flows for the three-month periods ended March 31, 1997 and 1996, which are included in Alcoa's Form 10-Q for the period ended
   March 31, 1997. These financial statements are the responsibility of Alcoa's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1996, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

   /s/ COOPERS & LYBRAND L.L.P.


   COOPERS & LYBRAND L.L.P.

   Pittsburgh, Pennsylvania
   April 4, 1997
                                   -8-

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)


Results of Operations

Principal income and operating data follow.
                                               First quarter ended
                                                    March 31
                                                    --------
                                                1997        1996
                                              --------   --------
 Sales and operating revenues                 $3,231.1   $3,149.6
 Net income                                      159.1      178.2
 Earnings per common share                         .92       1.01
 Shipments of aluminum products (1)                720        656
 Shipments of alumina (1)                        1,769      1,514

(1) In thousands of metric tons (mt)


Overview
Alcoa earned $159.1, or 92 cents per common share, for the first quarter of 1997. This compares with earnings of $178.2, or $1.01 per share, in the 1996 first quarter. Revenues increased 3% to $3,231 compared with $3,150 for the 1996 quarter, while aluminum shipments increased 10%. Annualized return on shareholders' equity was 13.7% for the 1997 quarter, compared with 15.2% in the 1996 quarter.

Special items in the 1997 quarter resulted in a pretax gain of $4.6 (an after-tax loss of $1.1). Previously announced asset sales generated income of $25.0, while increases to environmental reserves and an impairment at a U.S. manufacturing facility resulted in a charge of $20.4.

Alcoa of Australia Limited's (AofA) pretax income from operations increased 3% from the 1996 quarter to $127, primarily due to higher shipments of alumina and ingot. The higher shipments were partially offset by a lack of rigid container sheet (RCS) sales due to the sale of AofA's rolled products division to Kaal Australia (Kaal) in May, 1996.

In Brazil, Alcoa Aluminio's (Aluminio) first quarter 1997 pretax income from operations was $22, a decrease of 25% from the comparable 1996 period. A gain from a 1996 first quarter asset sale accounted for a portion of the decrease. Revenues were slightly lower in the 1997 quarter, principally due to lower ingot shipments partially offset by higher shipments of fabricated products. Lower revenues related to packaging products also had a negative effect on earnings in the 1997 quarter.
                                -9-

Consolidated revenue and shipment information by segment follows.


 First quarter ended          Revenues         Shipments (000 mt)
 March 31                     --------         ------------------
 Segment                     1997     1996     1997        1996
                             ----     ----     ----        ----
 1. Alumina and           $  495   $  462   1,769(1)    1,514(1)
    chemicals             ------   ------   -----       -----

 2. Aluminum processing:
      Flat-rolled products   896    1,006     329         337
      Engineered products    605      518     142         103
      Aluminum ingot         381      324     230         201
      Other aluminum          75       78      19          15
        products          ------   ------   -----       -----
                           1,957    1,926     720         656
                          ------   ------   -----       -----

 3. Nonaluminum products     779      762
                          ------   ------
 Total                    $3,231   $3,150
                          ======   ======

(1) Alumina shipments only.


1. Alumina and Chemicals Segment
Total revenues for this segment were $495 in the 1997 first quarter, an increase of 7% from the comparable 1996 quarter. The higher revenues were driven by an increase of 17% in alumina shipments, partially offset by a 6% decrease in alumina prices.

Revenues from chemicals products rose 3% from the 1996 first quarter, principally due to higher sales in the U.S.

Alcoa World Alumina and Chemicals (AWAC) produced 2,505 mt of alumina during the 1997 first quarter, compared with 2,538 mt in the comparable 1996 period. Of the 1997 first quarter amount, 1,769 mt was shipped to third-party customers.

2. Aluminum Processing Segment
Flat-rolled products - Total flat-rolled products revenue was down 11% from the 1996 first quarter. The decline was due to lower RCS volumes partially offset by higher shipments resulting from the Alumix acquisition by Alcoa Italia. Lower prices also had a negative effect on total flat-rolled products revenue.

Sales of RCS for beverage cans provide more than half of the revenues and shipments within flat-rolled products. RCS revenues were down 28% from the 1996 first quarter due to a 20% decline in volume and a 9% drop in prices. The primary reasons for the RCS volume drop were high first quarter 1996 shipments due to pre-labor negotiation inventory build-up by customers and customer inventory adjustments during the 1997 first quarter. The sale of AofA's Rolled Product Division to Kaal in May 1996 also had a negative effect on shipments, resulting in a 23,000 mt loss in shipments when compared with the 1996 quarter. These lower RCS shipments were partially offset by higher ingot shipments by AofA, which now sells ingot to Kaal for fabrication into RCS instead of fabricating the ingot into RCS itself.
                                -10-

Sheet and plate revenues increased 11% from the 1996 period, as a 16% rise in shipments was partially offset by lower prices.

Engineered products - Engineered products include extrusions used in the transportation and construction markets, aluminum forgings, and wire, rod and bar. Revenues from the sale of engineered products increased 17% from the 1996 first quarter on a 38% increase in shipments. Average prices, however, fell approximately 16% from the comparable prior year quarter. The Alumix acquisition, which occurred in the 1996 second quarter, accounted for approximately 40% of the shipment increase.

Revenues from sales of extruded products were up 31% from the 1996 quarter on a 49% increase in volume. Approximately half of the volume and revenue increase is attributable to the above mentioned Alumix acquisition.

Shipments of forged aluminum wheels increased 6% in the 1997 quarter, rebounding from lower 1996 shipments that resulted from the end of the Ford F-150 program. Revenues from wheels were up 4% from the 1996 first quarter, reflecting the higher shipments, partially offset by a 2% decline in prices.

Aluminum ingot - Revenues for this product were up 18% from the 1996 first quarter on a 14% increase in shipments, primarily at AofA and Alcoa Italia. AofA's increase in shipments is related to the Kaal transaction described above. Alcoa Italia added approximately 7,900 mt of ingot shipments in the 1997 first quarter as a result of the Alumix acquisition in 1996. Realized ingot prices in the 1997 quarter increased 3% from 1996, reflecting higher market prices.

Other aluminum products - The major products in this category include aluminum closures and the sale of aluminum scrap.
Revenue decreased 4% from the 1996 first quarter, primarily due to lower prices for both of these products.

3. Nonaluminum Products Segment
Revenues for the nonaluminum products segment were $779 in the 1997 first quarter, up 2% from the 1996 quarter. The increase reflects a 17% increase in sales at Alcoa Fujikura Ltd. (AFL), partly offset by lower or, in some cases, a lack of sales at a variety of entities that were sold in the first quarter of 1997. The sales include Alcoa Composites, Dayton Technologies, Norcold and Arctek. Agreements to sell Caradco, a producer of building products, and Alcoa's Richmond, Indiana aluminum closure facility were also reached during the 1997 first quarter, with closings to take place in the second quarter. Lower revenues from packaging products in Latin America, a result of lower volumes, also had a negative effect on this segment's results when compared with the 1996 quarter.

Cost of Goods Sold
Cost of goods sold increased $142.5, or 6%, from the 1996 first quarter. The increase reflects costs associated with the Alumix acquisition which were not in the 1996 quarter, cost increases for materials and services and higher volume. These were partially offset by improved cost performance. Cost of goods sold as a percentage of revenue in the 1997 first quarter was 77.0% versus 74.5% in the 1996 first quarter. The higher ratio in 1997 is primarily due to the above-mentioned items.

Other Income & Expenses
Other income was up $13.1 from the 1996 first quarter primarily due to the 1997 quarter having an after-tax mark-to-market gain of $6.1 versus an after-tax mark-to-market loss of $16.0 in the 1996 quarter. This factor was offset by lower interest and equity income, and translation and exchange losses in the 1997 quarter versus a gain in the 1996 period.

Selling, general and administrative expenses were down $10.3, or 6%, from the 1996 first quarter. The acquisition of Alumix resulted in an $11.6 increase in these costs for the 1997 quarter; otherwise, these costs would have been 13% below the previous year's levels.

Interest expense was up $5.0, or 15%, from the 1996 first quarter, due to higher borrowings at Aluminio and at Alcoa Italia related to the Alumix acquisition.

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. Lower taxes on foreign income were offset by higher taxes on asset sales, resulting in a 35% effective tax rate for 1997.

Minority interests' share of income from operations fell 9% from the 1996 first quarter. The decrease is due primarily to lower earnings at Aluminio and AWAC, partially offset by improved earnings at AFL.

Commodity Risks
Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the London Metal Exchange (LME). Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

In the U.S., and for export, Alcoa enters into long-term contracts with a number of its customers. At December 31, 1996, such contracts totaled approximately 2,369,000 mt. Alcoa may enter into similar arrangements in the future.

As a hedge against the risk of higher prices for anticipated metal purchases to fulfill long-term customer contracts, Alcoa entered into long positions, principally using futures and options. At March 31, 1997 and December 31, 1996, these contracts totaled approximately 879,000 mt and 872,000 mt, respectively. Alcoa follows a fairly stable pattern of purchasing metal; therefore it is highly likely that the anticipated metal requirements will be met.

The futures and options contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks.

For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts of $191 at March 31, 1997 are expected to offset the increase in the price of the purchased metal.

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

In addition, Alcoa had 225,000 mt and 205,000 mt of LME contracts outstanding at March 31, 1997 and December 31, 1996, respectively, that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax gains of $6.1 and losses of $16.0 at March 31, 1997 and 1996, respectively.

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

Alcoa also attempts to maintain a reasonable balance between fixed and floating rate debt and uses interest rate swaps and caps to keep financing costs as low as possible.

Risk Management
All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward.
They are used primarily to mitigate uncertainty and volatility, and principally cover underlying exposures.

Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC) It is composed of the chief executive officer, the president, the chief financial officer and other officers and employees as the chief executive officer may select from time to time. SRMC reports to the Board of Directors at each of its scheduled meetings on the scope of its derivatives activities.
                                -13-

Environmental Matters
Alcoa continues to participate in environmental assessments and cleanups at a number of locations, including operating facilities and their adjoining property; at previously owned or operated facilities; and at Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature or extent of contamination, changes in remedial requirements and technological changes.

For example, there are certain matters, including several related to alleged natural resource damage or alleged off-site contaminated sediments, where investigations are ongoing. It is not possible to determine the outcomes or to estimate with any degree of certainty the ranges of potential costs for these matters.

Alcoa's remediation reserve balance at the end of the 1997 first quarter was $273 and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Approximately 27% of the reserve relates to Alcoa's Massena, N.Y. plant site and 19% relates to Alcoa's Pt. Comfort, Texas plant site. Remediation expenditures charged to the reserve during the 1997 three-month period were $13. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1997 first quarter totaled
$245.4, compared with $133.6 in the 1996 quarter. The increase reflects a lower level of working capital requirements, partially offset by lower earnings.

Cash outlays for 1996 special items related to severance costs were approximately $23. These costs consist of salary continuation payments for up to two years and pension supplements and medical costs to be paid over the lives of the employees.

Financing Activities
Financing activities used $188.4 of cash in the first quarter, compared with $258.3 in the 1996 period. The 1997 first quarter included $83.5 used to repurchase 1,190,600 shares of the company's common stock. Dividends paid to shareholders were $39.0 in the 1997 three-month period, a decrease of $21.9 over the 1996 period. The decrease was due to Alcoa's bonus dividend program, which paid out 10.75 cents in the 1996 quarter above the base dividend. In March 1997, the board of directors voted to increase the base quarterly dividend by 11%, to 25 cents per share. Payments on long-term debt during the first three months of 1997 exceeded additions by $150.4 as Alcoa reduced outstanding commercial paper balances. Alcoa issued $118.6 of stock in the 1997 first quarter in connection with its long-term stock incentive plan.

Investing Activities
Investing activities used $137.3 during the 1997 first quarter, compared with $280.9 in the 1996 period. Capital expenditures for the 1997 period were $208.0, up $27.1 from the 1996 first quarter. Capital expenditures were mostly for sustaining operations, with approximately 23% related to capacity-enhancing projects. During the 1997 quarter, Alcoa completed asset sales involving its Alcoa Composites, Dayton Technologies, Norcold and Arctek subsidiaries. A total of $121.2 was received for the operating assets of these entities. In the 1996 quarter, Alcoa used $171.5 to purchase the operating assets of Alumix in Italy.

Accounting Rule Change
A new ACIPA Statement of Position related to environmental liabilities was implemented in the 1997 first quarter. The implementation did not have a material effect on the financial statements.

A new accounting rule, FAS 128 - Earnings per Share (EPS), was issued in February 1997. The implementation will require the disclosure of basic (currently referred to as primary) and diluted (currently referred to as fully diluted) EPS. The calculation of basic EPS under the new rule will not change from the current calculation of primary EPS. The calculation of diluted EPS under the new rule will not be materially different from the current calculation of fully diluted EPS, which is available in Exhibit-11 of this document. Implementation of this new standard will begin as of December 31, 1997.

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a 59%-owned subsidiary of Alcoa Brazil Holdings Company, follow.


                                     March 31   December 31
                                     --------   -----------
                                       1997         1996
                                    ---------  ------------
Cash and short-term investments     $  279.3   $    269.1
Other current assets                   454.0        441.2
Properties, plants and equipment,      892.9        897.5
  net
Other assets                           232.3        235.0
                                     -------    ---------
      Total assets                   1,858.5      1,842.8
                                     -------    ---------
Current liabilities                    438.7        404.0
Long-term debt                         454.2        492.5
Other liabilities                       63.6         62.1
                                     -------    ---------
      Total liabilities                956.5        958.6
                                     -------    ---------
        Net assets                  $  902.0   $    884.2
                                    ========   ==========

                                       First quarter ended
                                            March 31
                                            --------
                                       1997         1996
                                    -------      -------

Revenues (1)                        $  288.2     $  291.2
Costs and expenses                    (265.8)      (262.0)
Translation and exchange                 (.1)          .6
  adjustments
Income tax expense                      (4.5)        (4.2)
                                     -------      -------
        Net income                  $   17.8     $   25.6
                                    ========     ========

Alcoa's share of net income         $   10.5     $   15.1
                                    ========     ========

 (1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     First quarter ended March 31:  1997 - $2.4, 1996 - $2.6

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, a 60%-owned subsidiary of Alcoa International Holdings Company, follow.


                                  March 31     December 31
                                  --------     -----------
                                    1997          1996
                                ----------    ------------
Cash and short-term investments $   58.3      $   13.9
Other current assets               525.7         522.4
Properties, plants and           1,645.4       1,695.4
equipment, net
Other assets                       106.3         108.6
                                 -------       -------
        Total assets             2,335.7       2,340.3
                                 -------       -------
Current liabilities                336.8         341.9
Long-term debt                     159.5         131.0
Other liabilities                  425.1         435.7
                                 -------       -------
        Total liabilities          921.4         908.6
                                 -------       -------
        Net assets              $1,414.3     $ 1,431.7
                                ========     =========

                                    First quarter ended
                                         March 31
                                         --------
                                    1997          1996
                                 -------      ---------

Revenues (1)                     $  491.7     $   485.6
Costs and expenses                 (364.3)       (362.0)
Translation and exchange
  adjustments                        -             -
Income tax expense                  (46.9)        (43.7)
                                  -------      --------
        Net income              $    80.5     $    79.9
                                =========     =========
Alcoa's share of net income     $    48.3     $    47.9
                                =========     =========

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    First quarter ended March 31: 1997 - $12.7, 1996 - $16.5

                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

In mid-March 1997, Alcoa's Lebanon Works received a draft Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (DEP) for the alleged emissions of hexane in excess of permissible levels. Alcoa had reported the potential problem with hexane emissions to the DEP in late 1995. The DEP is seeking civil penalties in excess of $100,000 for emissions which occurred during 1995 and 1996 and additional penalties for emissions in excess of authorized levels in 1997. At a meeting in mid-April, Alcoa and the DEP agreed to changes to the Consent Order and Agreement and to further negotiate the amount of the proposed civil penalty. Alcoa is actively pursuing a pollution prevention project which will eliminate the need to use hexane at the facility and thereby eliminate all hexane emissions.

On March 27, 1997, Alcoa Italia received an order from Italian governmental authorities relating to several environmental deficiencies at its Fusina Plant. Several of the issues are the result of the prior owner's failure to obtain required authorizations and delays in the scheduled installation of certain emission control equipment. Alcoa Italia is working with the authorities to resolve each of the issues raised and is continuing with its programs to install the last pollution control system that is required under the order and to complete the requested emission sampling program.

On April 15, 1997, German customs authorities conducted a search of the offices of Alcoa VAW Hannover Presswerk GmbH & Co. KG (Alcoa VAW) in Hannover, Germany, seeking material relating to export transactions dating from 1992. Alcoa VAW is cooperating fully with the investigation.

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



                               ALUMINUM COMPANY OF AMERICA




   April 25, 1997             By /s/ PAUL H. O'NEILL
   Date                       Paul H. O'Neill
                              Chairman of the Board and
                              Chief Executive Officer and
                              Acting Chief Financial Officer
                              (Principal Financial Officer)




   April 25, 1997             By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Vice President and Controller
                              (Chief Accounting Officer)

                            EXHIBITS


                                                         Page

   11. Computation of Earnings per Common Share          21
   12. Computation of Ratio of Earnings to Fixed Charges 22
   15. Independent Accountants' letter regarding
         unaudited financial information                 23
   27. Financial Data Schedule