Form 10-K/A
period 1996-12-31
ALUMINUM CO OF AMERICA
filed 1997-07-30
CIK 4281

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K/A

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

     This Amendment to Form 10-K is being filed to amend
Exhibit 13 thereto. The full text of Exhibit 13 is set forth in this Amendment to Form 10-K.

                             PART IV


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

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALUMINUM COMPANY OF AMERICA

July   , 1997                      By /s/ Richard B. Kelson

                                          Richard B. Kelson
                                          Executive Vice
                                          President and Chief
                                          Financial Officer
                                          (Principal Financial
                                           Officer)

                                                      EXHIBIT 13


SELECTED FINANCIAL DATA
(dollars in millions, except per-share amounts and ingot prices)

                                         1996                1995                1994                1993                1992
-----------------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues       $ 13,061.0          $ 12,499.7           $ 9,904.3           $ 9,055.9           $ 9,491.5
-----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary
  loss and accounting
  changes*                              514.9               790.5               443.1                 4.8                22.4
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss and
  accounting changes                       --                  --               (67.9)                 --            (1,161.6)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)*                      514.9               790.5               375.2                 4.8            (1,139.2)
-----------------------------------------------------------------------------------------------------------------------------------
  Per common share
    Before extraordinary
      loss and accounting
      changes                            2.94                4.43                2.48                 .02                 .12
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                    2.94                4.43                2.10                 .02               (6.70)
-----------------------------------------------------------------------------------------------------------------------------------
Alcoa's average realized
  price per pound for
  aluminum ingot                          .73                 .81                 .64                 .56                 .59
-----------------------------------------------------------------------------------------------------------------------------------
Average U.S. market price
  per pound for aluminum
  ingot (Metals Week)                     .71                 .86                 .71                 .53                 .58
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid per
  common share                           1.33                 .90                 .80                 .80                 .80
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                         13,449.9            13,643.4            12,353.2            11,596.9            11,023.1
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt (noncurrent)           1,689.8             1,215.5             1,029.8             1,432.5               855.3
-----------------------------------------------------------------------------------------------------------------------------------

* Includes net charges of $122.3, or 70 cents per common share, in 1996; $10.1, or six cents, in 1995; $50.0, or 28 cents, in
1994; $74.5, or 43 cents, in 1993; and $173.9, or $1.02, in 1992.
Also included in 1994 is a gain of $300.2, or $1.69 per share.


RESULTS OF OPERATIONS
(dollars in millions, except share amounts and ingot prices)

EARNINGS SUMMARY

Alcoa's 1996 net income was $514.9 compared with $790.5 in 1995 and $375.2 in 1994.
  Income before unusual items in 1996 was $637.2 compared with $800.6 in 1995 and $192.9 in 1994. Revenues were a record $13,061, an increase of 4% over 1995. Most of the increase came from an acquisition by Alcoa Fujikura (AFL), Alcoa's automotive electrical components business. Alumina revenues rose on the strength of higher prices. Aluminum revenues were unchanged, with higher shipments offsetting lower prices.
  The drop in earnings from 1995 was primarily due to a 6% decline in Alcoa's realized price per pound for aluminum products, partially offset by higher alumina prices. The company's aluminum smelters operated at 81% of rated capacity during 1996 in response to high levels of aluminum inventories worldwide.
  Before unusual items, return on shareholders' equity for 1996 was 14.4% compared with 18.8% in 1995 and 5.2% in 1994.
  The following table summarizes Alcoa's results adjusted for unusual items described in more detail later in this section.


                                     1996           1995            1994
------------------------------------------------------------------------------
Net income                        $ 514.9        $ 790.5         $ 375.2
------------------------------------------------------------------------------
Unusual items: Special
 items, net                         122.3           10.1            50.0
------------------------------------------------------------------------------
 Gain from Alcoa/WMC
  transaction                          --             --          (300.2)
------------------------------------------------------------------------------
 Extraordinary loss                    --             --            67.9
------------------------------------------------------------------------------
Adjusted net income               $ 637.2        $ 800.6         $ 192.9
------------------------------------------------------------------------------

GEOGRAPHIC AND SEGMENT INFORMATION

Operating profit before unusual items in 1996 was $1,350 compared with $1,435 in 1995 and $513 in 1994. Operating profit, for geographic and segment purposes, consists of sales and operating revenues less operating expenses. It excludes interest expense, nonoperating income, income taxes, minority interests and unusual items. See Note R to the financial statements for additional information.

OPERATIONS BY GEOGRAPHIC AREA

USA -- Revenues of $7,246 were up 3% from 1995, due mostly to higher shipments of nonaluminum products, reflecting the AFL acquisition. These gains were partially offset by lower shipments of fabricated aluminum products and by the shutdown of the company's electronic packaging operations (AEP). Revenues in 1995 were $7,043, up $1,469 from 1994, reflecting higher prices for fabricated aluminum products and ingot.
  Operating profit in 1996 was $640 compared with $594 in 1995 and a loss of $65 in 1994. Improved profits in 1996 for building products, automotive electrical components and alumina operations were partially offset by lower earnings in aluminum operations and the plastic closures business, and by the AEP shutdown.
  Exports from the U.S. in 1996 were $1,015 compared with $1,206 in 1995 and $988 in 1994.

Pacific -- Revenues totaled $2,248 in 1996 versus $1,986 in 1995 and $1,670 in 1994. Operating profit was $505 in 1996, $415 in 1995 and $291 in 1994. The principal operations in this region are those of Alcoa of Australia (AofA). The 22% increase in operating profit from 1995 was due to a 13% rise in alumina prices while costs increased at a much lower rate. Alumina volumes were even with those in 1995. Operating profit in 1995 rose 43% from 1994, as prices of alumina, ingot and fabricated products increased substantially. Shipments of alumina fell 3%, while shipments of ingot and fabricated products were about even with 1994.

Other Americas -- Revenues in 1996 were $1,726 compared with $1,780 in 1995 and $1,362 in 1994. Operating profit was $151 in 1996, $333 in 1995 and $239 in 1994. The decrease in operating profit from 1995 relates principally to higher costs and lower metal prices at Alcoa Aluminio's aluminum operations in Brazil. Lower earnings from Aluminio's packaging business, along with lower sales of rigid container sheet (RCS) by an international selling company, also negatively affected operating profit. Most of the 39% increase in operating profit in 1995 from 1994 was related to Aluminio's nonaluminum operations.

Europe -- Revenues were $1,841 in 1996 compared with $1,691 in 1995 and $1,298 in 1994. Operating profit was $55 in 1996,
$92 in 1995 and $48 in 1994. Most Alcoa locations in this region were hurt by weak economic conditions in Europe in 1996. The lower operating profit in 1996 was mitigated slightly by earnings from the acquisition in Italy. Aluminum operations in Great Britain and Hungary, and chemical operations in the Netherlands, were the major contributors to the higher operating profit in 1995 versus 1994.

OPERATIONS BY SEGMENT

Alcoa's integrated operations consist of three segments: Alumina and Chemicals, Aluminum Processing and Nonaluminum Products.

I. ALUMINA AND CHEMICALS SEGMENT

                                     1996           1995            1994
------------------------------------------------------------------------------
Revenues                          $ 1,940        $ 1,758         $ 1,508
------------------------------------------------------------------------------
Operating profit                      459            307             277
------------------------------------------------------------------------------

Approximately two-thirds of the revenues from this segment are derived from sales of alumina. Revenues from alumina in 1996 rose 13% from 1995 with a similar increase in 1995 from 1994. Price was the driving factor, rising 13% in 1996 after a 16% increase in 1995 from 1994. Shipments in 1996 remained unchanged from 1995, while 1995 shipments were slightly lower than those in 1994.
  Revenues from alumina-based chemical products rose 3% in 1996 on higher volumes, as a strengthening U.S. market more than offset weaker sales in Europe. Revenues in 1995 were up 24% from 1994, reflecting strong European demand.
  Operating profit in 1996 for this segment was $459, up 50% from 1995. The increase came from alumina operations, which benefited from higher prices and good cost control. In 1995, operating profit of $307 was up 11% from 1994. That increase was due to higher prices for alumina, partially offset by lower chemicals margins.
  In November 1996, Alcoa World Alumina and Chemicals (AWAC) entered into a long-term alumina supply agreement with China National Nonferrous Metals Industry Corporation (CNNC). The agreement entitles Sino Mining Alumina Ltd. (SMAL), a wholly-owned subsidiary of CNNC, to 400,000 metric tons (mt) of alumina per year for 30 years. SMAL has the option to increase its alumina purchases as CNNC's needs grow. As part of the agreement, SMAL will make an advance lump-sum payment of $240 to AWAC in 1997. The payment will be deferred and amortized to income over the life of the contract. Per-ton payments will also be made as shipments occur.

II. ALUMINUM PROCESSING SEGMENT

                                     1996           1995            1994
------------------------------------------------------------------------------
Total aluminum shipments
 (000 mt)                           2,841          2,582           2,551
------------------------------------------------------------------------------
Revenues                          $ 7,976        $ 8,034         $ 6,477
------------------------------------------------------------------------------
Operating profit                      774          1,015             145
------------------------------------------------------------------------------

Total aluminum shipments increased 10% from 1995, aided by the acquisitions of Alumix in Italy and Alcan's extrusion operations in Brazil. Revenues fell 1%, reflecting lower prices for ingot and most fabricated products. Revenues in 1995 for this segment rose 24% from 1994, reflecting higher prices for most products while shipments were relatively stable.
  Operating profit of $774 in 1996 was $241 lower than in 1995.
In addition to lower prices, other factors contributing to the decline in operating profit included a lower-value product mix and higher raw material costs that were partially offset by better cost performance. Operating profit in 1995 increased $870 over 1994, primarily due to higher prices, a higher-value product mix and cost reductions, partially offset by higher purchased metal and raw material costs. The major contributors to the 1995 increase were the packaging, aerospace products and aluminum ingot operations.

  This segment's shipments and revenues are made up of the following product classes.

                                     1996           1995            1994
------------------------------------------------------------------------------
Shipments (000 mt) Flat-
 rolled products                    1,357          1,380           1,381
------------------------------------------------------------------------------
 Engineered products                  495            454             433
------------------------------------------------------------------------------
 Aluminum ingot                       901            673             655
------------------------------------------------------------------------------
 Other aluminum products               88             75              82
------------------------------------------------------------------------------
 Total shipments                    2,841          2,582           2,551
------------------------------------------------------------------------------
Revenues Flat-rolled
 products                         $ 3,920        $ 4,177         $ 3,201
------------------------------------------------------------------------------
 Engineered products                2,269          2,303           1,882
------------------------------------------------------------------------------
 Aluminum ingot                     1,449          1,197             920
------------------------------------------------------------------------------
 Other aluminum products              338            357             474
------------------------------------------------------------------------------
 Total revenues                   $ 7,976        $ 8,034         $ 6,477
------------------------------------------------------------------------------

Flat-Rolled Products -- More than half of the shipments and revenues in this product class are derived from the sale of RCS. Revenues from RCS in 1996 declined 16% from 1995 as prices fell 6% and shipments dropped 10%. Weaker U.S. export sales and the sale of AofA's rolled products division to Kaal Australia, an unconsolidated 50%-owned affiliate, were the primary reasons for the lower shipments. The Kaal sale had the effect of reducing AofA's RCS shipments, while at the same time increasing its ingot shipments. Revenues in 1995 from RCS increased 40% from 1994 on the strength of higher prices as shipments fell 2%.
  Alumix, an Italian government-owned subsidiary that was acquired by Alcoa Italia in the 1996 first quarter, contributed $153 in revenues from flat-rolled products on shipments of 76,000 mt.
  Revenues from sheet and plate, serving principally the aerospace and commercial products markets, increased 4% from 1995. Shipments of sheet products were unchanged from 1995 while plate shipments fell 10%. Prices for both sheet and plate rose a combined 7%.

Engineered Products -- The products in this class include extrusions used principally in the transportation and construction markets, forgings, wheels, wire, rod and bar.
Total shipments were up 9% from 1995 but revenues fell 2%. Compared with 1994, shipments in 1995 were up 5% and revenues increased 22%.
  Revenues from extruded products, which serve several markets, were up 15% from 1995 as shipments rose 26%, reflecting the Italian and Brazilian acquisitions. Extruded products revenues in 1995 were up 29% from 1994 on the strength of higher prices.
  Revenues from forged wheels fell for the first time since 1991 due to an 18% decline in shipments. Lower worldwide production of heavy-duty trucks, the end of the Ford F-150 wheel program, and a strike at one of Alcoa's wheel production facilities contributed to the decline. Revenues in 1995 were up 20% from 1994, reflecting a 13% increase in shipments.

Aluminum Ingot -- Alcoa's smelters operated at approximately 81% of worldwide rated capacity during 1996. Since early 1994, 450,000 mt of capacity has been idle, due to the high levels of worldwide aluminum inventories. Shipments of ingot were 34% higher than those in 1995, generating a 21% increase in revenues. The sale of AofA's rolled products division to Kaal accounted for the majority of the increase. AofA now sells ingot to Kaal instead of fabricating the ingot into RCS. Also, Aluminio had higher third-party ingot sales due to lower internal demand. Alcoa's average realized price for ingot in 1996 was 73 cents per pound compared with 81 cents in 1995 and 64 cents in 1994.

Other Aluminum Products -- Shipments of these products, consisting primarily of scrap and aluminum closures, were up 17% from 1995. Scrap shipments were up 38%, resulting in an 18% increase in revenues. Shipments of aluminum closures rose 7% but prices declined 19%. In 1995, shipments of other aluminum products were down 8% from 1994 and prices fell 18%.

III. NONALUMINUM PRODUCTS SEGMENT

                                    1996           1995            1994
------------------------------------------------------------------------------
Revenues                          $ 3,146        $ 2,708         $ 1,919
------------------------------------------------------------------------------
Operating profit                      117            113              91
------------------------------------------------------------------------------

Revenues from this segment were up 16% from 1995. The majority of the increase was due to the inclusion of a full year's results for Electro-Wire Products (EWP), acquired by AFL in July 1995. This was partially offset by the closing of AEP in 1996. Sales of plastic closures were essentially unchanged from 1995 levels. Revenues from this segment in 1995 were up 41% from 1994 as both the automotive electrical components and plastic closures businesses expanded.
  Operating profit was up 4% from 1995. Increased profits by AFL were partially offset by a 43% price-related reduction in earnings for magnesium products, strong competition in the closures business and the shutdown of AEP. Operating profit in 1995 rose 24% from 1994 as higher earnings from magnesium products were partially offset by higher costs to launch expansions, competition in the closures business and a sluggish building products market.

UNUSUAL AND EXTRAORDINARY ITEMS

Special Items -- Included in 1996 income from operations was a charge of $198.9 ($122.3 after tax and minority interests) consisting of several items. Incentive costs for employees who voluntarily left the company and permanent layoff costs resulted in a charge of $95.5, net of pension and other postemployment benefits (OPEB) curtailment credits of $75.0. This charge was part of Alcoa's initiative to reduce administrative expenses by $300 annually and affected 2,900 salaried employees. Cash payments in 1996 for these incentive and layoff costs totaled approximately $31. In addition, the shutdown of AEP resulted in a charge of $65.4, related primarily to asset writedowns. Impairments at various manufacturing locations added another $38.0 to special items in 1996.
  The 1995 special charge of $16.2 ($10.1 after tax and minority interests) consisted of a $43.5 charge for severance costs, partially offset by a net credit of $27.3 related to environmental matters.
  Special items of $79.7 ($50.0 after tax) in 1994 related to the closing of the forgings and extrusion operations in Vernon, California. The charge reflected provisions of $46.9, mostly for severance costs, and $32.8 for asset writeoffs.

Gain from Alcoa/WMC Transaction -- In December 1994, Alcoa recorded a gain of $400.2 ($300.2 after tax) from the acquisition by WMC Limited of a 40% interest in Alcoa's worldwide bauxite, alumina and inorganic chemicals businesses (AWAC). As part of the agreement, Alcoa acquired an additional 9% interest in AofA, bringing its total interest in that company to 60%. See Note
C for additional information about this transaction.

Extraordinary Loss -- The extraordinary loss in 1994 of $67.9 relates to the early retirement of 7% discount debentures that carried an effective interest rate through maturity in 2011 of 14.7%. The loss was the unamortized portion of the original discount that would have been paid at the time the debt matured.

COSTS AND OTHER INCOME

Cost of Goods Sold -- Cost of goods rose 6% to $9,966 in 1996, following a 19% increase in 1995 from 1994. Contributing to the 1996 increase was $450 of operating costs related to new companies and higher volume of $350. These increases were partially offset by a lower-cost product mix and cost improvements. Cost of goods sold in 1995 was $1,514 higher than in 1994. Higher purchased metal and raw material costs of $660, higher volume of $550 and operating costs related to new companies of $300 were partially offset by better operating performance and efficiencies.
  New six-year labor agreements covering the majority of Alcoa's U.S. production workers were ratified during 1996.
  The parties agreed to an unprecedented partnership providing that Alcoa and the unions work cooperatively on customer requirements, business objectives and shareholder and union interests. Broad new goals were set for employee safety, job security and accountability for the work environment.

Selling and General Administrative Expenses -- These expenses totaled $709 in 1996, unchanged from 1995. New companies in 1996 added over $36 in new costs that were offset by lower administrative expenses. Expenses in 1995 were up $75 from 1994 due to higher compensation costs.

                             -26-

Research and Development Expenses -- R&D expenses rose 17% to $166 in 1996, with higher activity in casting technology and in closures, automotive and environmental research.

Interest Expense -- Interest expense was up $14 from 1995, mostly due to the higher level of debt carried by AFL related to its EWP acquisition and Aluminio's debt refinancing in the 1996 fourth quarter.

Income Taxes -- Alcoa's effective tax rate in 1996 was 33.3%.
This rate differed from the statutory rate of 35%, primarily because of the recognition of a tax benefit resulting from reversal of the valuation allowance on deferred tax assets at Suriname Aluminum Company, partially offset by state taxes on income.
The 1995 effective tax rate was 30.3%, and differs from the statutory rate primarily because of taxes on foreign income, partially offset by a higher tax rate in Australia.
For 1994, Alcoa's effective tax rate was 26.7%. The difference from the statutory rate was mostly because a portion of the gain on the Alcoa/WMC transaction was nontaxable.

Other Income/Foreign Currency -- Other income fell $88 or 57% in 1996. The decline was principally due to increased losses from marking-to-market aluminum commodity contracts and lower equity and interest income, partially offset by a swing in translation adjustments. Other income in 1995 was $155 compared with $87 in 1994. The increase primarily reflects higher equity earnings and interest income, partially offset by losses from marking-to-market metal contracts.
  Translation and exchange gains (losses) included in other income were $3.1 in 1996, $(16.5) in 1995 and $(10.3) in 1994.
The effect on net income, after taxes and minority interests, was $(0.3) in 1996, $(10.2) in 1995 and $(9.6) in 1994.

RISK FACTORS

In addition to inherent operating risks, Alcoa is exposed to financial, market, political and economic risks.

Commodity Risks -- Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the LME. Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.
  Alcoa divides its operations into four regions: U.S., Pacific, Other Americas and Europe. AofA in the Pacific region and Aluminio in the Other Americas are generally in net long metal positions. From time to time, they may sell production forward. Operations in the European region are generally net metal short and may purchase forward positions periodically. Forward purchase and sales activity within these three regions has not been material.
  In the U.S., and for export, Alcoa enters into long-term contracts with a number of its fabricated products customers. At December 31, 1996 and 1995, such contracts approximated 2,369,000 mt and 2,483,000 mt, respectively. Alcoa may enter into similar arrangements in the future.
  As a hedge against the risk of higher prices for anticipated metal purchases to fulfill long-term customer contracts, Alcoa entered into long positions, principally using futures and options. At December 31, 1996 and 1995, these contracts totaled approximately 872,000 mt and 1,210,000 mt, respectively.
Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met.
  The futures and options contracts limit the unfavorable effect of price increases on metal purchases and likewise limit the favorable effect from price declines. The contracts are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.
  For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.
  Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts of $224 at December 31, 1996 are expected to offset the increase in the price of the purchased metal.
  The expiration dates of the call options and the delivery dates of the futures contracts do not always coincide exactly with the dates on which Alcoa is required to purchase metal to meet its contractual commitments with customers. Accordingly, some of the futures and options positions will be rolled forward. This may result in significant cash inflows if the hedging contracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows, as was the case in 1996, if metal prices fall below the price of contracts being rolled forward.
  In addition, Alcoa had 205,000 mt of futures and options contracts outstanding at year-end 1996 that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax charges to earnings of $57 in 1996 and $38 in 1995.
  Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Notes A and S.

Financial Risk -- Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are used to manage transactional exposure to changes in currency exchange rates. The forward contracts principally cover firm commitments. Options are generally used to hedge anticipated transactions.
  Alcoa also attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to keep financing costs as low as possible.

Risk Management -- All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward. They are used primarily to mitigate uncertainty and volatility, and principally cover underlying exposures.
  Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). It is composed of the chief executive officer, the president, the chief financial officer and other officers and employees that the chief executive officer may select from time to time. SRMC reports to the board of directors at each of its scheduled meetings on the scope of its derivatives activities.

ENVIRONMENTAL MATTERS

Alcoa continues to participate in environmental assessments and cleanups at a number of locations, including at operating facilities and adjoining properties, at previously owned or operated facilities and at Superfund and other waste sites.
A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated. See Note A for additional information.
  As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes.
  For example, there are certain matters, including several related to alleged natural resource damage or alleged off-site contaminated sediments, where investigations are ongoing. It is not possible to determine the outcomes or to estimate with any degree of certainty the ranges of potential costs for these matters.
  Alcoa's remediation reserve balance at the end of 1996 was $271 and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. About 27% of this balance relates to Alcoa's Massena, N.Y. plant site and 14% relates to Alcoa's
Pt. Comfort, Texas plant site. Remediation expenses charged to the reserve were $72 in 1996, $62 in 1995 and $79 in 1994.
They include expenditures currently mandated as well as those not required by any regulatory authority or third party.
  Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions, except share amounts)

CASH FROM OPERATIONS

Cash from operations was $1,279 in 1996 compared with $1,713 in 1995. Contributing to the decline from 1995 were lower earnings in 1996, a reduction in deferred hedging gains and a drop in noncurrent liabilities resulting from a $179 payment to fund Alcoa's pension plans. These factors were partially offset by lower working capital requirements. Working capital in 1996 required net cash outlays of $64, mostly to fund reductions in accounts payable and accrued expenses, partially offset by lower inventories and accounts receivable. Working capital components in the cash flow statement were adjusted for assets and liabilities related to acquisitions.
  Cash outlays for 1996 special items related to severance costs were approximately $31. These costs consist of salary continuation payments for up to two years and pension supplements and medical costs to be paid over the lives of the employees. The latter represents about 45% of total severance costs.

FINANCING ACTIVITIES

Financing activities during 1996 resulted in cash outflows of $535 compared with $199 in 1995. Alcoa had net long-term borrowings of $289 in 1996. Of this amount, $400 relates to secured export notes issued by Aluminio. The proceeds were used to prepay Aluminio's 1995 secured export notes and for its general corporate purposes. Alcoa paid $175 on its 4.625% notes that came due in 1996. U.S. commercial paper borrowings reached $174 by year-end 1996. There were no such borrowings outstanding at year-end 1995 or 1994. Short-term borrowings decreased by $141.
  Debt as a percentage of invested capital was 21.8% at the end of 1996 compared with 16.7% for 1995 and 15.3% for 1994.
  Alcoa used $317 in 1996 to repurchase 5,402,500 shares of its common stock at an average price of $58.72 a share. In May 1996, the board of directors authorized the purchase of up to 20 million shares of Alcoa common stock, replenishing a similar authorization issued in July 1989. More than 15 million shares were purchased under the 1989 authorization. In 1995, 4,575,400 shares were purchased at an average price of $49.14 a share. Alcoa used $200 in 1995 and $50 in 1994 to redeem all of the preferred stock of its subsidiary, Alcoa International Holdings Company.
  Dividends paid to shareholders were $234 in 1996 compared with $163 in 1995. The increase is due to Alcoa's bonus dividend program. The plan provides for the distribution of 30% of Alcoa's annual earnings in excess of $3.00 per share in the following year. Based on 1995 earnings, a bonus dividend of 43 cents per share was paid in 1996. Shareholders will not receive a bonus dividend in 1997 since 1996 earnings did not exceed $3.00 per share.

  Dividends paid to minority interests in 1996 were $173 and included $158 paid by AofA. In 1995, such dividends were $122, including $101 paid by AofA.
  During the 1996 second quarter, Alcoa entered into a $1.3 billion, five-year revolving-credit facility. The new facility will be used as a backup for Alcoa's and AofA's commercial paper programs and for general corporate purposes.

INVESTING ACTIVITIES

Cash used for investing activities during 1996 totaled $1,208 compared with $1,072 in 1995 and $375 in 1994. Capital expenditures for 1996 were $996 compared with $887 in 1995 and $612 during 1994. Of the total expenditures in 1996, 41% relate to capacity expansion, including alumina and chemicals production in the U.S., Australia and Brazil; automotive parts production in the U.S., Brazil and Europe; and sheet and plate production at the Davenport, Iowa plant. Also included are costs of new and expanded facilities for environmental control in ongoing operations totaling $68 in 1996, $54 in 1995 and $45 in 1994.
  Acquisitions accounted for $302 of investing cash outflows during 1996 and included the purchase of Alumix in Italy and Alcan's extrusion operations in Brazil. The company also purchased the remaining 49.9% interest in Alcoa-Kofem in Hungary.
  In 1996, Alcoa received $83 from the sale of AofA's rolled products division to Kaal. In 1995, Alcoa received $367 from WMC related to WMC's acquisition of 40% of Alcoa's alumina and chemicals businesses. Alcoa, in turn, loaned $122 to WMC, which was repaid in 1996.

ACCOUNTING RULE CHANGE

A new AICPA Statement of Position related to environmental liabilities was issued in October 1996. Management estimates that implementation, which will occur in 1997, will not have a material effect on its financial statements.

SUBSEQUENT EVENT

Alcoa and SEPI, the Spanish State Entity for Industrial Participations, jointly announced in late February that they signed a Letter of Intent for Alcoa to acquire the main sectors of the aluminum businesses of Inespal, S.A.
of Madrid.
  Inespal is an integrated aluminum producer with 1996 revenues of $1.1 billion. The sale includes an alumina refinery, three aluminum smelters, aluminum rolling, foil and extrusion businesses and related facilities.
  The acquisition is expected to be final before the end of 1997.

MANAGEMENT'S REPORT TO ALCOA SHAREHOLDERS

The accompanying financial statements of Alcoa and consolidated subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in this annual report is consistent with that in the financial statements.
  The company maintains a system of internal controls, including accounting controls, and a strong program of internal auditing. The system of controls provides for appropriate procedures that are consistent with high standards of accounting and administration. The company believes that its system of internal controls provides reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition and that financial records are reliable for use in preparing financial statements.
  Management also recognizes its responsibility for conducting the company's affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of the host countries in which the company operates and potentially conflicting outside business interests of its employees.
The company maintains a systematic program to assess compliance with these policies.

Paul H. O'Neill
Chairman of the Board and Chief Executive Officer

Jan H.M. Hommen
Executive Vice President and Chief Financial Officer

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors, which is composed of six independent directors, met eight times in 1996.
  The Audit Committee oversees Alcoa's financial reporting process on behalf of the board of directors. In fulfilling its responsibility, the committee recommended to the Board the reappointment of Coopers & Lybrand L.L.P. as the company's independent public accountants. The Audit Committee reviewed with the Director of Internal Audit and the independent accountants the overall scope and specific plans for their respective audits. The committee reviewed with management Alcoa's annual and quarterly reporting process, and the adequacy of the company's internal controls. Without management present, the committee met separately with the Director of Internal Audit and the independent accountants to review the results of their examinations, their evaluations of the company's internal controls, and the overall quality of Alcoa's financial reporting.

Franklin A. Thomas
Chairman, Audit Committee

INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholders and Board of Directors Aluminum Company of America (Alcoa)
  We have audited the accompanying consolidated balance sheet of Alcoa as of December 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Alcoa's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alcoa at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.

600 Grant St., Pittsburgh, Pa.
January 8, 1997


STATEMENT OF CONSOLIDATED INCOME   Alcoa and subsidiaries
(in millions, except per-share amounts)

For the year ended
December 31                          1996           1995            1994
------------------------------------------------------------------------------
REVENUES
Sales and operating
  revenues (R)                 $ 13,061.0     $ 12,499.7       $ 9,904.3
------------------------------------------------------------------------------
Gain from Alcoa/WMC
  transaction (C)                      --             --           400.2
------------------------------------------------------------------------------
Other income, principally
  interest                           67.4          155.2            87.0
------------------------------------------------------------------------------
                                 13,128.4       12,654.9        10,391.5
------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold and
  operating expenses              9,966.0        9,360.1         7,845.7
------------------------------------------------------------------------------
Selling, general
  administrative and other
  expenses                          708.8          707.6           632.7
------------------------------------------------------------------------------
Research and development
  expenses                          165.5          141.3           125.8
------------------------------------------------------------------------------
Provision for
  depreciation, depletion
  and amortization                  747.2          712.9           671.3
------------------------------------------------------------------------------
Interest expense (Q)                133.7          119.8           106.7
------------------------------------------------------------------------------
Taxes other than payroll
  and severance taxes               126.6          126.8           107.1
------------------------------------------------------------------------------
Special items (D)                   198.9           16.2            79.7
------------------------------------------------------------------------------
                                 12,046.7       11,184.7         9,569.0
------------------------------------------------------------------------------
EARNINGS
  Income before taxes on
    income                        1,081.7        1,470.2           822.5
------------------------------------------------------------------------------
Provision for taxes on
  income (V)                        360.7          445.9           219.2
------------------------------------------------------------------------------
  Income from operations            721.0        1,024.3           603.3
------------------------------------------------------------------------------
Minority interests                 (206.1)        (233.8)         (160.2)
------------------------------------------------------------------------------
  Income before
    extraordinary loss              514.9          790.5           443.1
------------------------------------------------------------------------------
Extraordinary loss on debt
  prepayments, net of tax
  benefit of $40.5 (D)                 --             --           (67.9)
------------------------------------------------------------------------------
NET INCOME                        $ 514.9        $ 790.5         $ 375.2
------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
  (B and N)
  Before extraordinary
    loss                           $ 2.94         $ 4.43          $ 2.48
------------------------------------------------------------------------------
  Extraordinary loss                   --             --            (.38)
------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE          $ 2.94         $ 4.43          $ 2.10
------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


CONSOLIDATED BALANCE SHEET   Alcoa and subsidiaries
(in millions)

December 31                                        1996             1995
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (includes
    cash of $93.4 in 1996 and $120.5
    in 1995) (S)                                $ 598.1        $ 1,055.6
------------------------------------------------------------------------------
  Short-term investments (S)                       18.5              6.8
------------------------------------------------------------------------------
  Receivables from customers, less
    allowances: 1996-$48.4; 1995-$45.8          1,674.7          1,546.3
------------------------------------------------------------------------------
  Other receivables                               154.2            297.0
------------------------------------------------------------------------------
  Inventories (E)                               1,461.4          1,418.4
------------------------------------------------------------------------------
  Deferred income taxes                           159.9            244.8
------------------------------------------------------------------------------
  Prepaid expenses and other current
    assets                                        214.4            172.8
------------------------------------------------------------------------------
    Total current assets                        4,281.2          4,741.7
------------------------------------------------------------------------------
Properties, plants and equipment (F)            7,077.5          6,929.7
------------------------------------------------------------------------------
Other assets (G and S)                          2,091.2          1,972.0
------------------------------------------------------------------------------
      TOTAL ASSETS                           $ 13,449.9       $ 13,643.4
------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Short-term borrowings (weighted
    average rate of 6.5% in 1996 and
    7.6% in 1995) (S)                           $ 206.5          $ 345.0
------------------------------------------------------------------------------
  Accounts payable, trade                         799.2            861.7
------------------------------------------------------------------------------
  Accrued compensation and retirement
    costs                                         404.3            384.3
------------------------------------------------------------------------------
  Taxes, including taxes on income                407.9            304.7
------------------------------------------------------------------------------
  Provision for layoffs and
    impairments (D)                                89.6             63.9
------------------------------------------------------------------------------
  Other current liabilities                       287.4            344.4
------------------------------------------------------------------------------
  Long-term debt due within one year
    (I and S)                                     178.5            348.2
------------------------------------------------------------------------------
    Total current liabilities                   2,373.4          2,652.2
------------------------------------------------------------------------------
Long-term debt, less amount due within
  one year (I and S)                            1,689.8          1,215.5
------------------------------------------------------------------------------
Accrued postretirement benefits (U)             1,791.2          1,827.3
------------------------------------------------------------------------------
Other noncurrent liabilities and
  deferred credits (H)                          1,205.5          1,585.7
------------------------------------------------------------------------------
Deferred income taxes                             317.1            308.6
------------------------------------------------------------------------------
      Total liabilities                         7,377.0          7,589.3
------------------------------------------------------------------------------
      MINORITY INTERESTS (A, C and J)           1,610.5          1,609.4
------------------------------------------------------------------------------
Contingent liabilities (O)                           --               --
SHAREHOLDERS' EQUITY
Preferred stock (K)                                55.8             55.8
------------------------------------------------------------------------------
Common stock (B and K)                            178.9            178.9
------------------------------------------------------------------------------
Additional capital                                591.9            637.1
------------------------------------------------------------------------------
Translation adjustment (A)                        (93.1)           (79.0)
------------------------------------------------------------------------------
Retained earnings                               4,082.6          3,800.1
------------------------------------------------------------------------------
Net unrealized gains--securities
  available for sale (S)                           23.4               --
------------------------------------------------------------------------------
Unfunded pension obligation                        (5.8)            (9.3)
------------------------------------------------------------------------------
Treasury stock, at cost                          (371.3)          (138.9)
------------------------------------------------------------------------------
      Total shareholders' equity                4,462.4          4,444.7
------------------------------------------------------------------------------
      TOTAL LIABILITIES AND EQUITY           $ 13,449.9       $ 13,643.4
------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


STATEMENT OF CONSOLIDATED CASH FLOWS   Alcoa and subsidiaries
(in millions)

For the year ended
December 31                         1996            1995            1994
------------------------------------------------------------------------------
CASH FROM OPERATIONS
Net income                       $ 514.9         $ 790.5         $ 375.2
------------------------------------------------------------------------------
Adjustments to reconcile
  net income to cash from
  operations:
  Depreciation, depletion
    and amortization               764.2           730.3           688.8
------------------------------------------------------------------------------
  Gain from Alcoa/WMC
    transaction                       --              --          (400.2)
------------------------------------------------------------------------------
  Change in deferred
    income taxes                   120.3           (36.2)          (55.6)
------------------------------------------------------------------------------
  Equity earnings before
    additional taxes, net
    of dividends                    (6.6)          (25.6)            5.1
------------------------------------------------------------------------------
  Gains from investing
    activities                        --              --           (10.3)
------------------------------------------------------------------------------
  Special items--net of
    payments                       168.3            16.2            79.7
------------------------------------------------------------------------------
  Book value of asset
    disposals                       61.8            44.6            47.4
------------------------------------------------------------------------------
  Extraordinary loss                  --              --            67.9
------------------------------------------------------------------------------
  Minority interests               206.1           233.8           160.2
------------------------------------------------------------------------------
  Other                             (8.5)           (1.9)           (1.9)
------------------------------------------------------------------------------
  (Increase) reduction in
    receivables                     42.7           (50.6)         (155.0)
------------------------------------------------------------------------------
  (Increase) reduction in
    inventories                     87.8          (225.3)          115.8
------------------------------------------------------------------------------
  (Increase) reduction in
    prepaid expenses and
    other current assets           (40.3)          (13.4)          129.4
------------------------------------------------------------------------------
  Increase (reduction) in
    accounts payable and
    accrued expenses              (181.1)          (40.3)           50.2
------------------------------------------------------------------------------
  Increase (reduction) in
    taxes, including taxes
    on income                       27.4           (95.1)           (6.8)
------------------------------------------------------------------------------
  Payment of amortized
    interest on deep
    discount debt                     --              --            (8.6)
------------------------------------------------------------------------------
  Increase (reduction) in
    deferred hedging gains        (264.5)          365.5           286.4
------------------------------------------------------------------------------
  Net change in noncurrent
    assets and liabilities        (213.6)           20.0            25.9
------------------------------------------------------------------------------
    CASH FROM OPERATIONS         1,278.9         1,712.5         1,393.6
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net additions (reduction)
  to short-term borrowings        (140.7)           83.3          (104.9)
------------------------------------------------------------------------------
Common stock issued and
  treasury stock sold               41.4            58.1            61.7
------------------------------------------------------------------------------
Repurchase of common stock        (317.2)         (224.9)             --
------------------------------------------------------------------------------
Dividends paid to
  shareholders                    (234.2)         (162.5)         (144.4)
------------------------------------------------------------------------------
Dividends paid to minority
  interests                       (173.2)         (121.9)         (148.1)
------------------------------------------------------------------------------
Additions to long-term
  debt                             916.2           612.1           494.9
------------------------------------------------------------------------------
Payments on long-term debt        (627.1)         (243.4)         (934.4)
------------------------------------------------------------------------------
Redemption of subsidiary
  preferred stock                     --          (200.0)          (50.0)
------------------------------------------------------------------------------
    CASH USED FOR
      FINANCING ACTIVITIES        (534.8)         (199.2)         (825.2)
------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures              (995.7)         (887.1)         (611.7)
------------------------------------------------------------------------------
Acquisitions, net of cash
  acquired                        (302.3)         (426.1)           (9.6)
------------------------------------------------------------------------------
Additions to investments           (58.8)          (15.2)          (21.2)
------------------------------------------------------------------------------
Sale of assets                      82.8              --              --
------------------------------------------------------------------------------
Changes in minority
  interests                        (34.2)           30.9           (44.7)
------------------------------------------------------------------------------
Proceeds from Alcoa/WMC
  transaction                         --           366.9            67.8
------------------------------------------------------------------------------
Repayment from/(loan to)
  WMC                              121.8          (121.8)             --
------------------------------------------------------------------------------
Changes in short-term
  investments                      (11.7)           (1.3)          250.8
------------------------------------------------------------------------------
Other receipts                        .2             3.8            14.9
------------------------------------------------------------------------------
Other payments                     (10.2)          (21.6)          (21.2)
------------------------------------------------------------------------------
    CASH USED FOR
      INVESTING ACTIVITIES      (1,208.1)       (1,071.5)         (374.9)
------------------------------------------------------------------------------
    EFFECT OF EXCHANGE
      RATE CHANGES ON CASH           6.5            (5.4)           14.0
------------------------------------------------------------------------------
Net change in cash and
  cash equivalents                (457.5)          436.4           207.5
------------------------------------------------------------------------------
Cash and cash equivalents
  at beginning of year           1,055.6           619.2           411.7
------------------------------------------------------------------------------
    CASH AND CASH
      EQUIVALENTS AT END
      OF YEAR                    $ 598.1       $ 1,055.6         $ 619.2
------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.



STATEMENT OF SHAREHOLDERS' EQUITY   Alcoa and subsidiaries
(in millions, except share amounts)

                                                                                             Net    Unfunded      Share-
                    Preferred        Common  Additional  Translation   Retained   unrealized     pension    Treasury    holders'
December 31             stock         stock     capital   adjustment   earnings        gains  obligation       stock      equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF
  1993                 $ 55.8        $ 88.8     $ 715.9    $ (188.5)  $ 2,946.1          --      $ (7.0)    $ (27.3)  $ 3,583.8
-----------------------------------------------------------------------------------------------------------------------------------
Net income--1994                                                          375.2                                           375.2
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
  Preferred @
    $3.75 per
    share                                                                  (2.1)                                           (2.1)
-----------------------------------------------------------------------------------------------------------------------------------
  Common @ $.80
    per share                                                            (142.3)                                         (142.3)
-----------------------------------------------------------------------------------------------------------------------------------
Two-for-one stock
  split (B)                            89.3       (89.3)                                                                     --
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued:
  compensation
  plans                                  .6        36.9                    (3.0)                               27.2        61.7
-----------------------------------------------------------------------------------------------------------------------------------
Minimum pension
  liability
  adjustments                                                                                       3.0                     3.0
-----------------------------------------------------------------------------------------------------------------------------------
Translation
  adjustments                                                 119.9                                                       119.9
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF
  1994                   55.8         178.7       663.5       (68.6)    3,173.9          --        (4.0)        (.1)    3,999.2
-----------------------------------------------------------------------------------------------------------------------------------
Net income--1995                                                          790.5                                           790.5
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
  Preferred @
    $3.75 per
    share                                                                  (2.1)                                           (2.1)
-----------------------------------------------------------------------------------------------------------------------------------
  Common @ $.90
    per share                                                            (160.4)                                         (160.4)
-----------------------------------------------------------------------------------------------------------------------------------
Treasury shares
  purchased                                                                                                  (224.9)     (224.9)
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued:
  compensation
  plans                                  .2       (26.4)                   (1.8)                               86.1        58.1
-----------------------------------------------------------------------------------------------------------------------------------
Minimum pension
  liability
  adjustments                                                                                      (5.3)                   (5.3)
-----------------------------------------------------------------------------------------------------------------------------------
Translation
  adjustments                                                 (10.4)                                                      (10.4)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF
  1995                   55.8         178.9       637.1       (79.0)    3,800.1          --        (9.3)     (138.9)    4,444.7
-----------------------------------------------------------------------------------------------------------------------------------
Net income--1996                                                          514.9                                           514.9
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
  Preferred @
    $3.75 per
    share                                                                  (2.1)                                           (2.1)
-----------------------------------------------------------------------------------------------------------------------------------
  Common @ $1.33
    per share                                                            (232.1)                                         (232.1)
-----------------------------------------------------------------------------------------------------------------------------------
Treasury shares
  purchased                                                                                                  (317.2)     (317.2)
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued:
  compensation
  plans                                           (45.2)                    1.8                                84.8        41.4
-----------------------------------------------------------------------------------------------------------------------------------
Change in market
  value of
  securities
  available for
  sale                                                                                $23.4                                23.4
-----------------------------------------------------------------------------------------------------------------------------------
Minimum pension
  liability
  adjustments                                                                                       3.5                     3.5
-----------------------------------------------------------------------------------------------------------------------------------
Translation
  adjustments                                                 (14.1)                                                      (14.1)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF
  1996                 $ 55.8       $ 178.9     $ 591.9     $ (93.1)  $ 4,082.6      $ 23.4      $ (5.8)   $ (371.3)  $ 4,462.4
-----------------------------------------------------------------------------------------------------------------------------------


SHARE ACTIVITY (B)
(number of shares)                                              Common stock
                                      ----------------------------------------
                         Preferred                                       Net
                             stock        Issued      Treasury   outstanding
------------------------------------------------------------------------------
BALANCE AT END OF 1993     557,649   177,608,440      (885,884)  176,722,556
------------------------------------------------------------------------------
Stock issued:
  compensation plans                   1,106,538       883,382     1,989,920
------------------------------------------------------------------------------
BALANCE AT END OF 1994     557,649   178,714,978        (2,502)  178,712,476
------------------------------------------------------------------------------
Treasury shares
  purchased                                         (4,575,400)   (4,575,400)
------------------------------------------------------------------------------
Stock issued:
  compensation plans                     207,605     1,969,349     2,176,954
------------------------------------------------------------------------------
BALANCE AT END OF 1995     557,649   178,922,583    (2,608,553)  176,314,030
------------------------------------------------------------------------------
Treasury shares
  purchased                                         (5,402,500)   (5,402,500)
------------------------------------------------------------------------------
Stock issued:
  compensation plans                                 1,598,109     1,598,109
------------------------------------------------------------------------------
BALANCE AT END OF 1996     557,649   178,922,583    (6,412,944)  172,509,639
------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Alcoa and companies more than 50% owned. Also are included are undivided interests in joint ventures. Investments in other entities are accounted for principally on an equity basis.
  The consolidated financial statements are prepared in conformity with generally accepted accounting principles and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of some matters.
  Inventory Valuation. Inventories are carried at the lower of cost or market, with cost for a substantial portion of U.S. inventories determined under the last-in, first-out (LIFO) method. The cost of other inventories is principally determined under the average cost method.
  Depreciation, Depletion and Amortization. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. Profits or losses from the sale of assets are included in other income. Repairs and maintenance are charged to expense as incurred. Depletion is taken over the periods during which the estimated mineral reserves are extracted.
  Environmental Expenditures. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, and which do not contribute to future revenues, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The liability may include elements of costs such as site investigations, consultant fees, feasibility studies, outside contractor expenses and monitoring expenses. Estimates are not discounted or reduced by potential claims for recovery. Claims for recovery are recognized when received. The estimates also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity and other factors that may be relevant, including changes in technology or regulations.
Interest Costs. Interest related to construction of qualifying assets is capitalized as part of construction costs.
  Financial Instruments and Commodity Contracts. Alcoa enters into long-term contracts to supply fabricated products to a number of its customers. To hedge the market risk of changing prices for purchases or sales of metal, Alcoa uses commodity futures and options contracts.
  Gains and losses related to transactions that qualify for hedge accounting, including closed futures contracts, are deferred and reflected in cost of goods sold when the underlying physical transaction takes place. The deferred gains or losses are reflected on the balance sheet in other current and noncurrent liabilities or assets. If future purchased metal needs are revised lower than initially anticipated, the futures contracts associated with the reduction no longer qualify for deferral and are marked-to-market. Gains and losses are recorded in other income in the current period.
  The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses recorded in other income. To date, high correlation has always been achieved. Alcoa also enters into futures and options contracts that cover long-term, fixed-price commitments to supply customers with metal from internal sources. These contracts are marked-to-market, and the gains and losses from changes in market value of the contracts are recorded in other income in the current period.
  Alcoa also attempts to maintain a reasonable balance between fixed and floating-rate debt, using interest rate swaps and caps, to keep financing costs as low as possible. Amounts to be paid or received under swap and cap agreements are recognized over the life of such agreements as adjustments to interest expense.
  Upon early termination of an interest rate swap or cap, gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated swap or cap.

  Alcoa is subject to significant exposure from fluctuations in foreign currencies. To mitigate these risks, foreign exchange contracts are used to manage transactional exposures to changes in currency exchange rates. Gains and losses on forward contracts that hedge firm foreign currency commitments, and options that hedge anticipated transactions, are deferred and included in the basis of the transactions underlying the commitments. If the underlying transaction is not completed, the financial position is closed and gains or losses are recognized in other income in the period such commitment is terminated.
  Cash flows from financial instruments are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
  Intangibles. The excess of purchase price over net tangible assets of businesses acquired is included in other assets in the consolidated balance sheet. Intangibles are amortized on a straight-line basis over not more than 40 years. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value.
  Foreign Currency. The local currency is the functional currency for Alcoa's significant operations outside the U.S., except in Brazil.
  Reclassification. Certain amounts in previously issued financial statements were reclassified to conform to 1996 presentations.

B. COMMON STOCK SPLIT

On November 11, 1994, the board of directors declared a two-for-one common stock split that was distributed on February 25, 1995 to shareholders of record at the close of business on February 3, 1995. In this report, all per-share amounts and numbers of shares have been restated to reflect the stock split.

C. GAIN FROM ALCOA/WMC Transaction

In December 1994, Alcoa recorded a gain of $400.2 ($300.2 after tax) from the acquisition by WMC Limited, located in Melbourne, Australia, of a 40% interest in Alcoa's worldwide bauxite, alumina and inorganic chemicals businesses. As part of the agreement, Alcoa acquired an additional 9% interest in Alcoa of Australia, bringing its total interest in that company to 60%. An additional cash payment may be made by WMC in the year 2000 if certain financial performance targets of the chemicals businesses are met. Alcoa has indemnified
WMC for certain preformation environmental and other liabilities. If this transaction had occurred at the beginning of 1994, net income for the year would not have been materially different.

D. SPECIAL AND EXTRAORDINARY ITEMS

Special items in 1996 consisted of a charge totaling $198.9 ($122.3 after tax and minority interests). A net severance charge of $95.5, which included pension and OPEB curtailment credits of $75.0, relates to incentive costs for employees who voluntarily left the company and for permanent layoff costs. Alcoa's initiative to reduce administrative expenses by $300 annually was the driving force for the reductions, which affected 2,900 salaried employees. Approximately 25% of these employees were no longer with the company at year-end 1996. Cash payments in 1996 for these incentive and layoff costs totaled approximately $31. The shutdown of Alcoa Electronic Packaging resulted in an additional charge of $65.4, related primarily to asset writedowns. Impairments at various manufacturing locations added another charge of $38.0.
  Special items in 1995 totaled $16.2 ($10.1 after tax and minority interests). It included a charge of $43.5 for severance costs, partially offset by a net credit of $27.3 related to environmental matters.
  Special items in 1994 consisted of a charge of $79.7 ($50.0 after tax) for closing the forgings and extrusion operations at Vernon, California. The charge included $32.8 for asset write-offs and $46.9 primarily related to severance costs.
  The extraordinary loss in 1994 was from early redemption of 7% debentures due 2011 that carried an effective interest rate of 14.7%.

E. INVENTORIES


December 31                                        1996             1995
------------------------------------------------------------------------------
Finished goods                                  $ 403.1          $ 323.1
------------------------------------------------------------------------------
Work in process                                   421.1            483.9
------------------------------------------------------------------------------
Bauxite and alumina                               283.1            241.4
------------------------------------------------------------------------------
Purchased raw materials                           235.5            254.5
------------------------------------------------------------------------------
Operating supplies                                118.6            115.5
------------------------------------------------------------------------------
                                              $ 1,461.4        $ 1,418.4
------------------------------------------------------------------------------

Approximately 53% of total inventories at December 31, 1996 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $753.7 and $802.1 higher at the end of 1996 and 1995, respectively.

                             -36

F. PROPERTIES, PLANTS AND EQUIPMENT, AT COST


December 31                                       1996              1995
------------------------------------------------------------------------------
Land and land rights, including mines          $ 237.0           $ 231.3
------------------------------------------------------------------------------
Structures                                     4,028.0           3,941.7
------------------------------------------------------------------------------
Machinery and equipment                       10,742.5          10,452.1
------------------------------------------------------------------------------
                                              15,007.5          14,625.1
------------------------------------------------------------------------------
Less: accumulated depreciation and
 depletion                                     8,652.4           8,285.1
------------------------------------------------------------------------------
                                               6,355.1           6,340.0
------------------------------------------------------------------------------
Construction work in progress                    722.4             589.7
------------------------------------------------------------------------------
                                             $ 7,077.5         $ 6,929.7
------------------------------------------------------------------------------

G. OTHER ASSETS

December 31                                       1996              1995
------------------------------------------------------------------------------
Investments, principally equity
 investments                                   $ 497.7           $ 397.3
------------------------------------------------------------------------------
Intangibles, net of accumulated
 amortization of $310.7 in 1996 and
 $253.3 in 1995                                  571.1             600.0
------------------------------------------------------------------------------
Noncurrent receivables                            75.5              94.5
------------------------------------------------------------------------------
Deferred income taxes                            478.4             493.6
------------------------------------------------------------------------------
Deferred charges and other                       468.5             386.6
------------------------------------------------------------------------------
                                             $ 2,091.2         $ 1,972.0
------------------------------------------------------------------------------

H. OTHER NONCURRENT LIABILITIES AND DEFERRED CREDITS


December 31                                       1996              1995
------------------------------------------------------------------------------
Deferred hedging gains                         $ 218.9           $ 466.3
------------------------------------------------------------------------------
On-site environmental remediation                216.9             264.4
------------------------------------------------------------------------------
Deferred credits                                 181.0             191.8
------------------------------------------------------------------------------
Other noncurrent liabilities                     588.7             663.2
------------------------------------------------------------------------------
                                             $ 1,205.5         $ 1,585.7
------------------------------------------------------------------------------

The deferred hedging gains are associated with metal contracts and will be reflected in future earnings concurrent with the hedged revenues or costs.

I. LONG-TERM DEBT


December 31                                       1996              1995
------------------------------------------------------------------------------
U.S. 5.75% Notes payable, due 2001             $ 248.4           $ 248.0
------------------------------------------------------------------------------
 4.625% Notes payable, due 1996                     --             175.0
------------------------------------------------------------------------------
 Commercial paper, variable rate,
  (5.4% average rate)                            173.6                --
------------------------------------------------------------------------------
 Bank loans, 7.5 billion yen, due
  1999, (4.4% fixed rate)                         78.0              72.9
------------------------------------------------------------------------------
 Tax-exempt revenue bonds ranging from
  3.5% to 6.6%, due 2000-2012                    131.1             132.0
------------------------------------------------------------------------------
 Alcoa Fujikura Ltd.--variable-rate
  term loan, due 1996-2002 (6.1%
  average rate)                                  262.5             300.0
------------------------------------------------------------------------------
Alcoa Aluminio 7.5% Fixed-rate note,
 due 2008                                        400.0                --
------------------------------------------------------------------------------
 Variable-rate notes, due 1996-2001
  (7.3% and 7.2% average rates)                  208.2             386.4
------------------------------------------------------------------------------
Alcoa of Australia Euro-commercial
 paper, variable rate, (5.5% and 5.6%
 average rates)                                  131.0             127.0
------------------------------------------------------------------------------
Other subsidiaries                               235.5             122.4
------------------------------------------------------------------------------
                                               1,868.3           1,563.7
------------------------------------------------------------------------------
Less, amount due within one year                 178.5             348.2
------------------------------------------------------------------------------
                                             $ 1,689.8         $ 1,215.5
------------------------------------------------------------------------------

The amount of long-term debt maturing in each of the next five years is $178.5 in 1997, $136.9 in 1998, $232.2 in 1999, $83.3 in 2000 and
$650.4 in 2001.
  In 1996, Alcoa Aluminio issued $400 of secured export notes. The proceeds from the notes were used to prepay the 1995 secured export notes and for general corporate purposes. The agreement requires Aluminio to maintain certain financial ratios.
  Alcoa entered into a new $1.3 billion revolving-credit facility with a group of international banks in 1996. Under the agreement, which expires in July 2001, certain levels of consolidated net worth and working capital must be maintained while commercial paper balances are outstanding.
  The commercial paper issued by Alcoa and the Euro-commercial paper issued by Alcoa of Australia are classified as long-term debt since they are backed by the revolving-credit facility noted above.

J. MINORITY INTERESTS


The following table summarizes the minority shareholders' interests in the equity of consolidated subsidiaries.

December 31                                       1996              1995
------------------------------------------------------------------------------
Alcoa of Australia                             $ 572.7           $ 564.3
------------------------------------------------------------------------------
Alcoa Aluminio                                   362.5             357.6
------------------------------------------------------------------------------
Alcoa Alumina and Chemicals                      376.7             344.0
------------------------------------------------------------------------------
Alcoa Fujikura                                   128.6              99.9
------------------------------------------------------------------------------
Other majority-owned companies                   170.0             243.6
------------------------------------------------------------------------------
                                             $ 1,610.5         $ 1,609.4
------------------------------------------------------------------------------

                             -37-

K. PREFERRED AND COMMON STOCK

Preferred Stock. Alcoa has two classes of preferred stock. Serial preferred stock has 557,740 shares authorized, with a par value of $100 per share and an annual $3.75 cumulative dividend preference per share. Class B serial preferred stock has 10 million shares authorized (none issued) and a par value of $1 per share.

Common Stock. There are 300 million shares authorized at a par value of $1 per share. As of December 31, 1996, shares of common stock reserved for issuance were:


                                                        Number of shares
------------------------------------------------------------------------------
Long-term stock incentive plan                                14,689,877
------------------------------------------------------------------------------
Employees' savings plans                                       4,097,532
------------------------------------------------------------------------------
Incentive compensation plan                                      169,228
------------------------------------------------------------------------------
                                                              18,956,637
------------------------------------------------------------------------------

Stock options under the long-term stock incentive plan have been and may be granted, generally at not less than market prices on the dates of grant, except for the 50 cents per-share options issued as a payout of earned performance share awards. The stock option program includes a reload or stock continuation ownership feature. Stock options granted have a maximum term of 10 years. Vesting occurs one year from the date of grant and six months for options granted under the reload feature.
  Alcoa has elected to continue to account for stock-based compensation arrangements under the provisions of APB Opinion No. 25 rather than FAS No. 123. Accordingly, compensation cost is not required to be recognized. If compensation cost had been determined based on the fair value at the grant dates according to FAS No. 123, Alcoa's net income and earnings per share would have been reduced to the pro forma amounts shown below.

                                                  1996              1995
------------------------------------------------------------------------------
Net income: As reported                        $ 514.9           $ 790.5
------------------------------------------------------------------------------
 Pro forma                                       472.2             756.9
------------------------------------------------------------------------------
Earnings per share: As reported                   2.94              4.43
------------------------------------------------------------------------------
 Pro forma                                        2.70              4.24
------------------------------------------------------------------------------

The weighted average fair value of options granted was $8.03 per share in 1996 and $7.62 per share in 1995.
  The fair value of each option is estimated on the date of grant or subsequent reload using the Black-Scholes pricing model with the following assumptions:

                                                  1996              1995
------------------------------------------------------------------------------
Average risk-free interest rate                    5.7%              6.7%
------------------------------------------------------------------------------
Expected dividend yield                            2.2               1.8
------------------------------------------------------------------------------
Expected volatility                               25.0              25.0
------------------------------------------------------------------------------
Expected life (years): Stock options
 that are not reloaded                               3                 3
------------------------------------------------------------------------------
 Stock options that are reloaded                     1                 1
------------------------------------------------------------------------------

The transactions for shares under options were:

                                    1996            1995            1994
------------------------------------------------------------------------------
Outstanding, beginning of
 year: Number                  8,549,643       7,900,090       8,032,852
------------------------------------------------------------------------------
 Weighted average exercise
  price                           $43.84          $35.55          $32.73
------------------------------------------------------------------------------
Granted: Number                8,700,677       7,945,977       5,050,798
------------------------------------------------------------------------------
 Weighted average exercise
  price                           $56.30          $47.86          $38.88
------------------------------------------------------------------------------
Exercised: Number             (7,161,003)     (7,212,081)     (5,125,962)
------------------------------------------------------------------------------
 Weighted average exercise
  price                           $47.90          $44.39          $34.42
------------------------------------------------------------------------------
Expired or forfeited:
 Number                          (55,375)        (84,343)        (57,598)
------------------------------------------------------------------------------
 Weighted average exercise
  price                           $51.42          $41.62          $35.76
------------------------------------------------------------------------------
Outstanding, end of year:
 Number                       10,033,942       8,549,643       7,900,090
------------------------------------------------------------------------------
 Weighted average exercise
  price                           $51.73          $43.84          $35.55
------------------------------------------------------------------------------
Exercisable, end of year:
 Number                        4,346,793       3,063,335       4,242,636
------------------------------------------------------------------------------
 Weighted average exercise
  price                           $46.59          $34.14          $32.66
------------------------------------------------------------------------------
Shares reserved for future
 options                       4,655,935       7,738,143       1,758,950
------------------------------------------------------------------------------

The following tables summarize certain stock option information at December 31, 1996:

Options outstanding:

Range of                                  Weighted average  Weighted average
exercise price                    Number    remaining life    exercise price
------------------------------------------------------------------------------
                                                employment
$ 0.50                           173,714            career            $ 0.50
------------------------------------------------------------------------------
 26.28-39.41                   1,276,489               4.6             34.15
------------------------------------------------------------------------------
 39.42-59.12                   5,217,190               7.9             50.71
------------------------------------------------------------------------------
 59.13-65.94                   3,366,549               5.7             62.62
------------------------------------------------------------------------------
                              10,033,942               6.6             51.73
------------------------------------------------------------------------------


Options exercisable:

                                                        Weighted average
Range of                                                     exercisable
exercise price                                Number               price
------------------------------------------------------------------------------
$ 0.50                                       173,714              $ 0.50
------------------------------------------------------------------------------
 26.28-39.41                               1,276,489               34.15
------------------------------------------------------------------------------
 39.42-59.12                               1,698,635               49.69
------------------------------------------------------------------------------
 59.13-63.75                               1,197,955               62.13
------------------------------------------------------------------------------
                                           4,346,793               46.59
------------------------------------------------------------------------------

                             -38-

L. CASH FLOW INFORMATION

Cash payments for interest and income taxes follow.

                                    1996            1995            1994
------------------------------------------------------------------------------
Interest*                        $ 136.4         $ 123.4         $ 107.3
------------------------------------------------------------------------------
Income taxes                       265.8           508.3           238.4
------------------------------------------------------------------------------

*Includes $8.6 in 1994 of amortized interest on the debentures retired early


The details of cash payments related to acquisitions follow.

                                    1996            1995            1994
------------------------------------------------------------------------------
Fair value of assets             $ 365.2         $ 509.5          $ 38.8
------------------------------------------------------------------------------
Liabilities                         62.4            79.8            29.2
------------------------------------------------------------------------------
Cash paid                          302.8           429.7             9.6
------------------------------------------------------------------------------
Less: cash acquired                   .5             3.6              --
------------------------------------------------------------------------------
Net cash paid for
 acquisitions                    $ 302.3         $ 426.1           $ 9.6
------------------------------------------------------------------------------

M. ACQUISITIONS

The company made various acquisitions during 1996 totaling $302. They include the purchase of Alumix, Italy's state-owned integrated aluminum producer, and Alcan's extrusion operations in Brazil. In 1995, the company made various acquisitions totaling $426, which resulted in goodwill of approximately
$250.
  All of the acquisitions have been accounted for by the purchase method. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values. Operating results have been included in the Statement of Consolidated Income since the dates of the acquisitions. If the acquisitions had been made at the beginning of the year, net income for the year would not have been materially different.

N. EARNINGS PER COMMON SHARE

Primary earnings per common share are computed by subtracting annual preferred dividend requirements from net income, and dividing that amount by the weighted average number of common shares outstanding during each year. The average number of shares used to compute primary earnings per common share was 174,333,524 in 1996, 178,018,083 in 1995 and 177,881,428 in
1994. Fully diluted earnings per common share are not stated, since the dilution is not material.

O. CONTINGENT LIABILITIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

P. LEASE EXPENSE

Certain equipment, warehousing and office space and oceangoing vessels are under operating lease agreements. Total expense for all leases was $95.4 in 1996, $71.9 in 1995 and $71.6 in 1994. Under long-term operating leases, minimum annual rentals are $58.0 in 1997, $47.8 in 1998, $37.0 in 1999, $26.0
in 2000, $19.5 in 2001 and a total of $42.2 for 2002 and
thereafter.

Q. INTEREST COST COMPONENTS


                                    1996            1995            1994
------------------------------------------------------------------------------
Amount charged to expense        $ 133.7         $ 119.8         $ 106.7
------------------------------------------------------------------------------
Amount capitalized                   5.3             1.9             1.5
------------------------------------------------------------------------------
                                 $ 139.0         $ 121.7         $ 108.2
------------------------------------------------------------------------------

                                      -39-

R. SEGMENT AND GEOGRAPHIC AREA INFORMATION

Alcoa is primarily an integrated producer of aluminum products. Its operations consist of the three segments that follow.
  The Alumina and Chemicals segment includes the production and sale of bauxite, alumina, alumina chemicals and related transportation services.
  The Aluminum Processing segment comprises the production and sale of molten metal, ingot and aluminum products that are flat-rolled, engineered or finished. Also included are power, transportation and other services.
  The Nonaluminum Products segment includes the production and sale of electrical, plastic and composite materials products, manufacturing equipment, gold, magnesium products and steel and titanium forgings.

  Alcoa's products are used primarily by packaging, transportation (including aerospace, automotive, rail and shipping), building and industrial customers worldwide.
  Total exports from the U.S. in 1996 were $1,015 compared with $1,206 in 1995 and $988 in 1994.


SEGMENT INFORMATION                 1996            1995            1994
------------------------------------------------------------------------------
Sales to customers:
 Alumina and chemicals         $ 1,939.6       $ 1,757.8       $ 1,508.4
------------------------------------------------------------------------------
 Aluminum processing             7,975.7         8,034.3         6,476.5
------------------------------------------------------------------------------
 Nonaluminum products            3,145.7         2,707.6         1,919.4
------------------------------------------------------------------------------
Intersegment sales: (1)
 Alumina and chemicals             617.1           540.1           496.0
------------------------------------------------------------------------------
 Aluminum processing                  .4             3.7             3.0
------------------------------------------------------------------------------
 Nonaluminum products               81.8            97.6            74.8
------------------------------------------------------------------------------
Eliminations                      (699.3)         (641.4)         (573.8)
------------------------------------------------------------------------------
   Total sales and
    operating revenues        $ 13,061.0      $ 12,499.7       $ 9,904.3
------------------------------------------------------------------------------
Operating profit before
 special items: Alumina
 and chemicals                   $ 459.3         $ 306.9         $ 277.3
------------------------------------------------------------------------------
 Aluminum processing               774.1         1,014.7           144.7
------------------------------------------------------------------------------
 Nonaluminum products              116.6           112.9            91.2
------------------------------------------------------------------------------
   Total                       $ 1,350.0       $ 1,434.5         $ 513.2
------------------------------------------------------------------------------
Operating profit after
 special items: Alumina
 and chemicals                   $ 431.1         $ 309.9         $ 277.3
------------------------------------------------------------------------------
 Aluminum processing               711.8         1,001.4            65.0
------------------------------------------------------------------------------
 Nonaluminum products                8.2           107.0            91.2
------------------------------------------------------------------------------
   Total operating profit        1,151.1         1,418.3           433.5
------------------------------------------------------------------------------
Gain from Alcoa/WMC
 transaction                          --              --           400.2
------------------------------------------------------------------------------
Other income                        67.4           155.2            87.0
------------------------------------------------------------------------------
Translation (gain) loss in
 operating profit                   (3.1)           16.5             8.5
------------------------------------------------------------------------------
Interest expense                  (133.7)         (119.8)         (106.7)
------------------------------------------------------------------------------
   Income before taxes on
    income                     $ 1,081.7       $ 1,470.2         $ 822.5
------------------------------------------------------------------------------
Identifiable assets:
 Alumina and chemicals         $ 3,316.3       $ 3,101.9       $ 2,860.2
------------------------------------------------------------------------------
 Aluminum processing             6,691.0         6,621.6         6,579.5
------------------------------------------------------------------------------
 Nonaluminum products            2,328.3         2,335.0         1,566.0
------------------------------------------------------------------------------
   Total identifiable
    assets                      12,335.6        12,058.5        11,005.7
------------------------------------------------------------------------------
Investments                        497.7           397.3           355.9
------------------------------------------------------------------------------
Corporate assets (2)               616.6         1,187.6           991.6
------------------------------------------------------------------------------
   Total assets               $ 13,449.9      $ 13,643.4      $ 12,353.2
------------------------------------------------------------------------------
Depreciation and
 depletion: Alumina and
 chemicals                       $ 165.2         $ 153.8         $ 139.1
------------------------------------------------------------------------------
 Aluminum processing               443.9           442.1           455.3
------------------------------------------------------------------------------
 Nonaluminum products              155.1           134.4            94.0
------------------------------------------------------------------------------
   Total depreciation and
    depletion (3)                $ 764.2         $ 730.3         $ 688.4
------------------------------------------------------------------------------
Capital expenditures:
 Alumina and chemicals           $ 314.6         $ 246.8         $ 159.2
------------------------------------------------------------------------------
 Aluminum processing               472.9           399.2           323.2
------------------------------------------------------------------------------
 Nonaluminum products              208.2           241.1           129.3
------------------------------------------------------------------------------
   Total capital
    expenditures                 $ 995.7         $ 887.1         $ 611.7
------------------------------------------------------------------------------
GEOGRAPHIC AREA
INFORMATION                         1996            1995            1994
------------------------------------------------------------------------------
Sales to customers: USA        $ 7,245.9       $ 7,042.7       $ 5,574.0
------------------------------------------------------------------------------
 Other Americas                  1,726.0         1,780.1         1,362.4
------------------------------------------------------------------------------
 Pacific                         2,247.8         1,985.7         1,670.1
------------------------------------------------------------------------------
 Europe                          1,841.3         1,691.2         1,297.8
------------------------------------------------------------------------------
Transfers between
 geographic areas: (1) USA         790.2           959.2           765.0
------------------------------------------------------------------------------
 Other Americas                    361.5           511.4           291.4
------------------------------------------------------------------------------
 Pacific                            34.2            37.6            17.2
------------------------------------------------------------------------------
 Europe                             18.3            23.3            13.4
------------------------------------------------------------------------------
Eliminations                    (1,204.2)       (1,531.5)       (1,087.0)
------------------------------------------------------------------------------
   Total sales and
    operating revenues        $ 13,061.0      $ 12,499.7       $ 9,904.3
------------------------------------------------------------------------------
Operating profit (loss)
 before special items: USA       $ 639.5         $ 593.6         $ (65.2)
------------------------------------------------------------------------------
 Other Americas                    151.3           333.1           239.0
------------------------------------------------------------------------------
 Pacific                           504.7           415.4           291.1
------------------------------------------------------------------------------
 Europe                             54.5            92.4            48.3
------------------------------------------------------------------------------
   Total                       $ 1,350.0       $ 1,434.5         $ 513.2
------------------------------------------------------------------------------
Operating profit (loss)
 after special items: USA        $ 479.3         $ 586.4        $ (144.9)
------------------------------------------------------------------------------
 Other Americas                    140.1           330.2           239.0
------------------------------------------------------------------------------
 Pacific                           491.0           415.4           291.1
------------------------------------------------------------------------------
 Europe                             40.7            86.3            48.3
------------------------------------------------------------------------------
   Total operating profit      $ 1,151.1       $ 1,418.3         $ 433.5
------------------------------------------------------------------------------
Identifiable assets: USA       $ 6,401.7       $ 6,398.7       $ 5,713.1
------------------------------------------------------------------------------
 Other Americas                  2,058.7         2,003.3         1,748.6
------------------------------------------------------------------------------
 Pacific                         2,671.0         2,603.1         2,536.3
------------------------------------------------------------------------------
 Europe                          1,204.2         1,053.4         1,007.7
------------------------------------------------------------------------------
   Total identifiable
    assets                    $ 12,335.6      $ 12,058.5      $ 11,005.7
------------------------------------------------------------------------------
Capital expenditures: USA        $ 534.4         $ 439.7         $ 272.9
------------------------------------------------------------------------------
 Other Americas                    160.9           186.1           131.4
------------------------------------------------------------------------------
 Pacific                           162.9           168.3           131.6
------------------------------------------------------------------------------
 Europe                            137.5            93.0            75.8
------------------------------------------------------------------------------
   Total capital
    expenditures                 $ 995.7         $ 887.1         $ 611.7
------------------------------------------------------------------------------

(1) Transfers between segments and geographic areas are based on generally prevailing market prices.
(2) Corporate assets include: cash and marketable securities of $616.6 in 1996, $1,062.4 in 1995 and $624.7 in 1994; and a
net receivable of $125.2 in 1995 and $366.9 in 1994 related to the Alcoa/WMC transaction.
(3) Includes depreciation of $17.0 in 1996, $17.4 in 1995 and $17.1 in 1994 reported as research and development expenses in the income statement


                             -40-

S. FINANCIAL INSTRUMENTS


The carrying values and fair values of Alcoa's financial instruments at December 31 follow.

                                     1996                       1995
                        ------------------------------------------------------
                           CARRYING         FAIR      Carrying        Fair
                              VALUE        VALUE         value       value
------------------------------------------------------------------------------
Cash and cash
 equivalents               $ 598.1       $ 598.1     $ 1,055.6   $ 1,055.6
------------------------------------------------------------------------------
Short-term investments        18.5          18.5           6.8         6.8
------------------------------------------------------------------------------
Noncurrent receivables        75.5          75.5          94.5        94.5
------------------------------------------------------------------------------
Investments available
 for sale                     68.0          68.0          31.9        31.9
------------------------------------------------------------------------------
Short-term debt              385.0         385.0         693.2       693.2
------------------------------------------------------------------------------
Long-term debt             1,689.8       1,678.0       1,215.5     1,263.3
------------------------------------------------------------------------------

The methods used to estimate the fair values of certain financial instruments follow.

Cash and Cash Equivalents, Short-Term Investments and Short-Term Debt. The carrying amounts approximate fair value because of the short maturity of the instruments. All investments purchased with a maturity of three months or less are considered cash equivalents.

Noncurrent Receivables. The fair value of noncurrent receivables is based on anticipated cash flows and approximates carrying value.

Investments Available for Sale. The fair value of investments is determined based on readily available market values. Investments in marketable equity securities are classified as "available for sale" and are carried at fair value. This resulted in an adjustment to shareholders' equity of $23.4, net of $12.7 in taxes, in 1996. Unrealized gains and losses in the prior year were not material.

Long-Term Debt. The fair value is based on interest rates that are currently available to Alcoa for issuance of debt with similar terms and remaining maturities.

Alcoa holds or purchases derivative financial instruments for purposes other than trading. Details of the significant instruments follow.

Foreign Exchange Contracts. The company enters into foreign exchange contracts to hedge most of its firm and anticipated purchase and sale commitments denominated in foreign currencies for periods commensurate with its known or expected exposures. The contracts generally mature within 12 months and are principally unsecured foreign exchange contracts with carefully selected banks. The market risk exposure is essentially limited to risk related to currency rate movements. Unrealized gains on these contracts at December 31, 1996 and 1995 were $34.8 and $11.5, respectively.
  The table below reflects the various types of foreign exchange contracts Alcoa uses to manage its foreign exchange risk.


                                    1996                       1995
                        ------------------------------------------------------
                          NOTIONAL        MARKET      Notional      Market
                            AMOUNT         VALUE        amount       value
------------------------------------------------------------------------------
Forwards                 $ 2,579.5        $ 32.8     $ 2,509.2      $ 13.6
------------------------------------------------------------------------------
Options purchased            649.9           5.6         446.0         8.2
------------------------------------------------------------------------------
Options written              390.8          (2.3)        135.9        (1.7)
------------------------------------------------------------------------------

The notional values summarized above provide an indication of the extent of the company's involvement in such instruments but do not represent its exposure to market risk. Alcoa utilizes written options mainly to offset or close out purchased options.
  The table below summarizes by major currency the contractual amounts of Alcoa's forward exchange and option contracts translated to U.S. dollars at December 31 rates. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.


                                    1996                       1995
                        ------------------------------------------------------
                               BUY          SELL           Buy        Sell
------------------------------------------------------------------------------
Australian dollar        $ 1,858.7       $ 808.6     $ 1,565.2     $ 307.8
------------------------------------------------------------------------------
Dutch guilder                198.8          18.7         257.0       333.6
------------------------------------------------------------------------------
Japanese yen                  93.7          25.2          30.9        37.1
------------------------------------------------------------------------------
Deutsche mark                 63.5         226.0          55.0       286.2
------------------------------------------------------------------------------
Pound sterling                21.5          74.3          47.8        89.8
------------------------------------------------------------------------------
Other                         45.3         248.9          38.0        73.7
------------------------------------------------------------------------------
                         $ 2,281.5     $ 1,401.7     $ 1,993.9   $ 1,128.2
------------------------------------------------------------------------------

Interest Rate Swaps. Alcoa manages its debt portfolio by using interest rate swaps and options to achieve an overall desired position of fixed and floating rates. As of December 31, 1996, Alcoa had outstanding four interest rate swap contracts maturing in 2001 to convert a fixed-rate obligation to floating rates on a notional amount of $175. In addition, Alcoa Fujikura had five outstanding interest rate swap contracts to convert a floating-rate obligation to a fixed rate on a notional amount of $269 at year-end 1996.
  Alcoa utilizes cross-currency interest rate swaps to take advantage of international debt markets while limiting foreign exchange risk. At year-end 1996, Alcoa had in place foreign currency forward contracts to effectively convert the principal payment due in 1999 on its Y=7.5 billion loan to a U.S. dollar obligation on a notional amount of $78. Alcoa also had in place cross-currency interest rate swaps that effectively convert U.S. dollar denominated commercial paper into liabilities in yen based on Japanese interest rates.

                             -41-

  Based on current interest rates for similar transactions, the fair value of all interest rate swap agreements is not material.
  Credit and market risk exposures are limited to the net interest differentials. The net payments or receipts from interest rate swaps are recorded as part of interest expense and are not material. The effect of interest rate swaps on Alcoa's composite interest rate on long-term debt was not material at the end of 1996 or 1995.
  Alcoa is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.
  For further information on Alcoa's hedging and derivatives activities, see Risk Factors on page 26 in Results of Operations of this annual report.

T. PENSION PLANS

Alcoa maintains pension plans covering most U.S. employees and certain other employees. Pension benefits generally depend upon length of service, job grade and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due.
  Pension costs include the following components that were calculated as of January 1 of each year.


                                    1996            1995            1994
------------------------------------------------------------------------------
Benefits earned                  $ 101.7          $ 78.9          $ 90.6
------------------------------------------------------------------------------
Interest accrued on
 projected benefit
 obligation                        291.0           285.9           261.2
------------------------------------------------------------------------------
Net amortization                    37.8            28.5            46.5
------------------------------------------------------------------------------
                                   430.5           393.3           398.3
------------------------------------------------------------------------------
Less: expected return on
 plan assets*                      324.1           305.0           281.4
------------------------------------------------------------------------------
                                 $ 106.4          $ 88.3         $ 116.9
------------------------------------------------------------------------------

*The actual returns were higher (lower) than the expected returns by $155.5 in 1996, $254.1 in 1995 and $(282.7) in 1994, and were deferred as actuarial gains (losses).

The status of the pension plans follows.

                                   Assets exceed               Accumulated
                                     accumulated        benefit obligation
                              benefit obligation            exceeds assets
                        ------------------------------------------------------
December 31                   1996          1995          1996        1995
------------------------------------------------------------------------------
Plan assets, primarily
 stocks and bonds at
 market                  $ 4,327.6     $ 1,959.4         $ 7.6   $ 1,937.0
------------------------------------------------------------------------------
Present value of
 obligation: Vested        3,779.2       1,604.3         134.5     1,957.4
------------------------------------------------------------------------------
 Nonvested                   292.9         131.7           7.5       155.9
------------------------------------------------------------------------------
Accumulated benefit
 obligation                4,072.1       1,736.0         142.0     2,113.3
------------------------------------------------------------------------------
Effect of assumed
 salary increases            283.5          72.1          37.3       248.3
------------------------------------------------------------------------------
Projected benefit
 obligation              $ 4,355.6     $ 1,808.1       $ 179.3   $ 2,361.6
------------------------------------------------------------------------------
Plan assets greater
 (less) than projected
 benefit obligation        $ (28.0)      $ 151.3      $ (171.7)   $ (424.6)
------------------------------------------------------------------------------
Unrecognized:
 Transition (assets)
 obligations                   (.8)        (32.7)          9.2        45.3
------------------------------------------------------------------------------
 Prior service costs         145.0          19.9          16.2        28.2
------------------------------------------------------------------------------
 Actuarial (gains)
  losses, net               (272.0)       (184.9)         32.9        36.1
------------------------------------------------------------------------------
 Minimum liability
  adjustment                    --            --         (24.9)      (38.8)
------------------------------------------------------------------------------
Accrued pension cost      $ (155.8)      $ (46.4)     $ (138.3)   $ (353.8)
------------------------------------------------------------------------------


Assumptions used to determine plan liabilities and expenses follow.

December 31                        1996             1995            1994
------------------------------------------------------------------------------
Settlement discount rate            7.0%             7.0%           8.25%
------------------------------------------------------------------------------
Long-term rate for
 compensation increases             5.0              5.0             5.5
------------------------------------------------------------------------------
Long-term rate of return
 on plan assets                     9.0              9.0             9.0
------------------------------------------------------------------------------

Alcoa also sponsors a number of defined contribution pension plans. Expenses were $44.4 in 1996, $36.1 in 1995 and $32.9 in 1994.

U. POSTRETIREMENT BENEFITS

Alcoa maintains health care and life insurance benefit plans covering most eligible U.S. retired employees and certain other retirees. Generally, the medical plans pay a stated percentage of medical expenses, reduced by deductibles and other coverages. These plans are generally unfunded, except for certain benefits funded through
                             -42-

a trust. Life benefits are generally provided by insurance contracts. Alcoa retains the right, subject to existing agreements, to change or eliminate these benefits.
  The components of postretirement benefit expense follow.


                                     1996           1995            1994
------------------------------------------------------------------------------
Service cost of benefits
 earned                            $ 19.3         $ 16.3          $ 20.2
------------------------------------------------------------------------------
Interest cost on liability          104.4          114.6           104.4
------------------------------------------------------------------------------
Net amortization                    (44.1)         (49.5)          (50.0)
------------------------------------------------------------------------------
Return on plan assets                (5.8)          (4.8)           (4.8)
------------------------------------------------------------------------------
Postretirement benefit
 costs                             $ 73.8         $ 76.6          $ 69.8
------------------------------------------------------------------------------



The status of the postretirement benefit plans was:

December 31                                     1996                1995
------------------------------------------------------------------------------
Retirees                                   $ 1,022.6           $ 1,034.0
------------------------------------------------------------------------------
Fully eligible active plan
 participants                                  172.6               136.7
------------------------------------------------------------------------------
Other active participants                      364.6               330.5
------------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation (APBO)                   1,559.8             1,501.2
------------------------------------------------------------------------------
Plan assets, primarily
 stocks and bonds at market                     75.1                64.4
------------------------------------------------------------------------------
APBO in excess of plan
 assets                                      1,484.7             1,436.8
------------------------------------------------------------------------------
Unrecognized net:

 Reduction in prior service
  costs                                        227.4               374.3
------------------------------------------------------------------------------
 Actuarial gains                               174.1               109.6
------------------------------------------------------------------------------
Accrued postretirement
 benefit liability                         $ 1,886.2           $ 1,920.7
------------------------------------------------------------------------------


For measuring the liability and expense, an 8.5% annual rate of increase in the per capita claims cost was assumed for 1997, declining gradually to 5.25% by the year 2003 and thereafter.
Other assumptions used to measure the liability and expense follow.

December 31                       1996             1995             1994
------------------------------------------------------------------------------
Settlement discount rate           7.0%             7.0%            8.25%
------------------------------------------------------------------------------
Long-term rate for
 compensation increases            5.0              5.0             5.5
------------------------------------------------------------------------------
Long-term rate of return
 on plan assets                    9.0              9.0             9.0
------------------------------------------------------------------------------

For 1996, a 1% increase in the trend rate for health care costs would have increased the APBO by 7% and service and interest costs by 12%.

V. INCOME TAXES


The components of income before taxes on income were:

                                    1996            1995            1994
------------------------------------------------------------------------------
U.S.                             $ 419.0         $ 556.5         $ 203.6
------------------------------------------------------------------------------
Foreign                            662.7           913.7           618.9
------------------------------------------------------------------------------
                               $ 1,081.7       $ 1,470.2         $ 822.5
------------------------------------------------------------------------------


The provision for taxes on income consisted of:

                                    1996            1995            1994
------------------------------------------------------------------------------
Current: U.S. federal*             $ 3.5         $ 246.4         $ 114.0
------------------------------------------------------------------------------
 Foreign                           217.0           204.0           151.1
------------------------------------------------------------------------------
 State and local                    19.9            31.7             9.7
------------------------------------------------------------------------------
                                   240.4           482.1           274.8
------------------------------------------------------------------------------
Deferred: U.S. federal*            143.1           (55.3)          (51.3)
------------------------------------------------------------------------------
 Foreign                           (34.8)           34.8             5.8
------------------------------------------------------------------------------
 State and local                    12.0           (15.7)          (10.1)
------------------------------------------------------------------------------
                                   120.3           (36.2)          (55.6)
------------------------------------------------------------------------------
Total                            $ 360.7         $ 445.9         $ 219.2
------------------------------------------------------------------------------

*Includes U.S. taxes related to foreign income


Deferred taxes in 1995 included charges of $66.5 for utilization of a U.S. tax loss carryforward and for statutory rate changes of $21.9 in Australia and $14.4 in Brazil.
  Reconciliation of the U.S. federal statutory rate to Alcoa's effective tax rate follows.



                                    1996            1995            1994
------------------------------------------------------------------------------
U.S. federal statutory
 rate                               35.0%           35.0%           35.0%
------------------------------------------------------------------------------
Taxes on foreign income             (3.0)           (5.5)           (1.1)
------------------------------------------------------------------------------
State taxes net of federal
 benefit                             1.7              .6             (.1)
------------------------------------------------------------------------------
Tax rate changes                      --             2.5              --
------------------------------------------------------------------------------
Adjustments to prior
 years' accruals                      .3            (1.3)           (1.8)
------------------------------------------------------------------------------
Nontaxable portion of
 Alcoa/WMC transaction
 gain                                 --              --            (4.9)
------------------------------------------------------------------------------
Other                                (.7)           (1.0)            (.4)
------------------------------------------------------------------------------
Effective tax rate                  33.3%           30.3%           26.7%
------------------------------------------------------------------------------


The components of net deferred tax assets and liabilities follow.

                                    1996                       1995
                        ------------------------------------------------------
                           DEFERRED      DEFERRED     Deferred     Deferred
                                TAX           TAX          tax          tax
December 31                  ASSETS   LIABILITIES       assets  liabilities
------------------------------------------------------------------------------
Depreciation                     --       $ 921.5           --      $ 950.6
------------------------------------------------------------------------------
Employee benefits           $ 780.9            --      $ 838.8           --
------------------------------------------------------------------------------
Loss provisions               197.1            --        212.0           --
------------------------------------------------------------------------------
Deferred income               176.1         120.6        244.0         56.4
------------------------------------------------------------------------------
Tax loss carryforwards        155.1            --        113.7           --
------------------------------------------------------------------------------
Tax credit
 carryforwards                 48.2            --         38.7           --
------------------------------------------------------------------------------
Other                          66.7          39.4         86.7         20.8
------------------------------------------------------------------------------
                            1,424.1       1,081.5      1,533.9      1,027.8
------------------------------------------------------------------------------
Valuation allowance          (110.0)           --       (112.1)          --
------------------------------------------------------------------------------
                          $ 1,314.1     $ 1,081.5    $ 1,421.8    $ 1,027.8
------------------------------------------------------------------------------

The valuation allowance in 1996 included a favorable adjustment of $23.1, due to the likelihood of the future realization of deferred tax assets related to operations in Suriname.

  Of the total tax loss carryforwards, $27.3 expires over the next 10 years and $127.8 is unlimited. A substantial portion of the valuation allowance is for these carryforwards because the ability to utilize a portion of them is uncertain. There is no limit on utilization of the tax credit carryforwards.
  The cumulative amount of Alcoa's share of undistributed earnings for which no deferred taxes have been provided was $1,115.5 at December 31, 1996. Management has no plans to distribute such earnings in the foreseeable future. It is not practical to determine the deferred tax liability on these earnings.

W. MAJORITY-OWNED SUBSIDIARIES

The condensed financial statements of Alcoa's principal majority-owned subsidiaries follow.


Alcoa Aluminio S.A.--a 59%-owned subsidiary of Alcoa Brazil
Holdings Company:

December 31                                         1996            1995
------------------------------------------------------------------------------
Cash and short-term
 investments                                     $ 269.1         $ 252.4
------------------------------------------------------------------------------
Other current assets                               441.2           379.3
------------------------------------------------------------------------------
Properties, plants and
 equipment, net                                    897.5           857.2
------------------------------------------------------------------------------
Other assets                                       235.0           185.4
------------------------------------------------------------------------------
 Total assets                                    1,842.8         1,674.3
------------------------------------------------------------------------------
Current liabilities                                404.0           431.6
------------------------------------------------------------------------------
Long-term debt                                     492.5           314.5
------------------------------------------------------------------------------
Other liabilities                                   62.1            56.1
------------------------------------------------------------------------------
 Total liabilities                                 958.6           802.2
------------------------------------------------------------------------------
 Net assets                                      $ 884.2         $ 872.1
------------------------------------------------------------------------------
                                    1996            1995            1994
------------------------------------------------------------------------------
Revenues*                      $ 1,188.1       $ 1,200.1         $ 915.1
------------------------------------------------------------------------------
Costs and expenses              (1,183.5)       (1,050.2)         (808.9)
------------------------------------------------------------------------------
Translation and exchange
 adjustments                         (.3)            4.3            (3.0)
------------------------------------------------------------------------------
Income tax (expense)
 benefit                            22.0            (2.3)          (19.7)
------------------------------------------------------------------------------
 Net income                       $ 26.3         $ 151.9          $ 83.5
------------------------------------------------------------------------------

*Revenues from Alcoa were $12.3 in 1996, $188.4 in 1995 and $54 in 1994. The terms of the transactions were established by negotiation between the parties.



Alcoa of Australia Limited--a 60%-owned subsidiary of Alcoa
International Holdings Company:

December 31                                         1996            1995
------------------------------------------------------------------------------
Cash and short-term
 investments                                      $ 13.9          $ 61.6
------------------------------------------------------------------------------
Other current assets                               522.4           551.6
------------------------------------------------------------------------------
Properties, plants and
 equipment, net                                  1,695.4         1,615.7
------------------------------------------------------------------------------
Other assets                                       108.6           101.2
------------------------------------------------------------------------------
 Total assets                                    2,340.3         2,330.1
------------------------------------------------------------------------------
Current liabilities                                341.9           380.7
------------------------------------------------------------------------------
Long-term debt                                     131.0           127.0
------------------------------------------------------------------------------
Other liabilities                                  435.7           415.5
------------------------------------------------------------------------------
 Total liabilities                                 908.6           923.2
------------------------------------------------------------------------------
   Net assets                                  $ 1,431.7       $ 1,406.9
------------------------------------------------------------------------------
                                    1996            1995            1994
------------------------------------------------------------------------------
Revenues*                      $ 1,971.5       $ 1,785.0       $ 1,519.2
------------------------------------------------------------------------------
Costs and expenses              (1,510.3)       (1,372.3)       (1,236.5)
------------------------------------------------------------------------------
Translation and exchange
 adjustments                          --              --              .6
------------------------------------------------------------------------------
Income tax expense                (157.7)         (164.1)          (80.7)
------------------------------------------------------------------------------
 Net income                      $ 303.5         $ 248.6         $ 202.6
------------------------------------------------------------------------------

*Revenues from Alcoa were $54.3 in 1996, $55.4 in 1995 and $28.5 in 1994. The terms of the transactions were established by negotiation between the parties.


SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY DATA (UNAUDITED)
(dollars in millions, except per-share amounts)


1996                                    FIRST              SECOND               THIRD              FOURTH                YEAR
-----------------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues        $ 3,149.6           $ 3,413.1           $ 3,240.6           $ 3,257.7          $ 13,061.0
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                  246.2               187.7               104.7               182.4               721.0
-----------------------------------------------------------------------------------------------------------------------------------
Net income*                             178.2               132.2                68.4               136.1               514.9
-----------------------------------------------------------------------------------------------------------------------------------
 Per common share                        1.01                 .76                 .39                 .78                2.94
-----------------------------------------------------------------------------------------------------------------------------------

*After special charges of $40.0, or 23 cents per share, in the second quarter; $65.5, or 38 cents per share, in the third quarter; and $16.8, or 10 cents per share, in the fourth quarter



1995                                    First              Second               Third              Fourth                Year
-----------------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues        $ 3,009.8           $ 3,117.3           $ 3,264.8           $ 3,107.8          $ 12,499.7
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                  279.0               282.4               269.5               193.4             1,024.3
-----------------------------------------------------------------------------------------------------------------------------------
Net income*                             193.8               219.4               226.4               150.9               790.5
-----------------------------------------------------------------------------------------------------------------------------------
 Per common share                        1.08                1.23                1.27                 .85                4.43
-----------------------------------------------------------------------------------------------------------------------------------

*After special charges of $5.4, or three cents per share, in the third quarter and $4.7, or three cents per share, in the fourth quarter



NUMBER OF EMPLOYEES (UNAUDITED)
(at year-end)
                                    1996            1995            1994
------------------------------------------------------------------------------
USA                               28,900          31,600          29,000
------------------------------------------------------------------------------
Other Americas                    29,800          24,300          16,800
------------------------------------------------------------------------------
Pacific                            5,600           6,000           6,200
------------------------------------------------------------------------------
Europe                            12,500          10,100           8,200
------------------------------------------------------------------------------
                                  76,800          72,000          60,200
------------------------------------------------------------------------------

Stock Listing
Common: New York Stock Exchange, The Electronical Stock Exchange in Switzerland and exchanges in Brussels, Frankfurt and London

Preferred:  American Stock Exchange

Ticker Symbol:  AA

                             -56-

                Quarterly Common Stock Information


                        1996                            1995
              ----------------------------     ----------------------------
Quarter       High       Low      Dividend     High       Low     Dividend
---------------------------------------------------------------------------
First        $64-3/8    $49-1/8  $ .3325      $44-3/4    $36-7/8   $.225
---------------------------------------------------------------------------
Second        66-1/4     57        .3325       50-3/8     40-3/4    .225
---------------------------------------------------------------------------
Third         64-1/8     55-1/8    .3325       60-1/4     49-7/8    .225
---------------------------------------------------------------------------
Fourth        64-3/4     55-3/4    .3325       59-1/8     48-1/4    .225
---------------------------------------------------------------------------
Year         $66-1/4    $49-1/8  $1.33        $60-1/4    $36-7/8   $.90
===========================================================================


                            -57-



                        GRAPHICS APPENDIX LIST


Revenues by Segment - page 22
(billions of dollars)

                              1992      1993      1994      1995      1996
                              ----      ----      ----      ----      ----

Alumina and Chemicals          1.4       1.4       1.5       1.8       1.9
Nonaluminum Products           1.6       1.7       1.9       2.7       3.2
Aluminum Processing            6.5       6.0       6.5       8.0       8.0
                               ---       ---       ---      ----      ----
                               9.5       9.1       9.9      12.5      13.1



Alumina Production - page 22
(thousands of metric tons)

                        1992      1993      1994      1995       1996
                        ----      ----      ----      ----       ----

                        9,461     10,129    10,195    10,578     10,644



Aluminum Product Shipments - page 24
(thousands of metric tons)

                             1992      1993      1994      1995      1996
                             ----      ----      ----      ----      ----

Fabricated Products           1,774     1,739     1,896     1,909     1,940
Ingot                         1,023       841       655       673       901
                              -----     -----     -----     -----     -----
Total                         2,797     2,580     2,551     2,582     2,841
                              =====     =====     =====     =====     =====



Alcoa's Average Realized Ingot Price - page 24
(cents per pound)

                          1992      1993      1994      1995      1996
                          ----      ----      ----      ----      ----

                          $.59      $.56      $.64      $.81      $.73



Number of Employees - page 26
(at year-end)
(in thousands)
                             1992      1993      1994      1995      1996
                             ----      ----      ----      ----      ----

Nonaluminum                   13.9     14.1       17.3       26.7      33.8

Alumina and Aluminum          49.7     49.3       42.9       45.3      43.0
                              ----     ----       ----       ----      ----

Total                         63.6     63.4       60.2       72.0      76.8
                              =====    ====       ====       ====      ====




U.S. Exports - page 26        1992      1993      1994      1995      1996
(millions of dollars)         ----      ----      ----      ----      ----
                               993       896       988      1,206     1,015




Cash From Operations - page 28
(millions of dollars)

                          1992      1993      1994      1995      1996
                          ----      ----      ----      ----      ----

                          1,208       535      1,394     1,713     1,279



Debt as a Percent of Invested Capital - page 28

                          1992      1993      1994      1995      1996
                          ----      ----      ----      ----      ----

                           15.0      22.0      15.3      16.7      21.8




Free Cash Flow to Debt Coverage - page 28
(times covered)

                          1992      1993      1994      1995      1996
                          ----      ----      ----      ----      ----

                           .97       .62       1.09      1.12      .79





Capital Expenditures and Depreciation - page 29
(millions of dollars)

                              1992      1993      1994      1995      1996
                              ----      ----      ----      ----      ----

Capital Expenditures           789       757       612       887       996

Depreciation                   682       693       671       713       747




Dividends Paid per Common Share - page 57 dollars

                          1992      1993      1994      1995      1996
                          ----      ----      ----      ----      ----

                           .80       .80       .80      .90      1.33*

*Base dividend of .90 and bonus dividend of .43

