Form 10-Q
period 1997-06-30
ALUMINUM CO OF AMERICA
filed 1997-07-31
CIK 4281

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


For the Quarter Ended June 30, 1997 Commission File Number 1-3610


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

                                        Yes  X    No

     As of July 29, 1997, 173,926,539 shares of common stock, par value $1.00, of the Registrant were outstanding.

                             -1-




                 PART I - FINANCIAL INFORMATION
Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                  (unaudited)
                                                     June 30    December 31
ASSETS                                               1997          1996
                                                  -----------   -----------
Current assets:
  Cash and cash equivalents (includes cash of
  $100.2 in 1997 and $93.4 in 1996)                 $   882.3      $ 598.1
  Short-term investments                                 74.5         18.5
  Accounts receivable from customers, less
  allowances:
    1997-$44.6; 1996-$48.4                            1,823.3      1,674.7
  Other receivables                                     112.0        154.2
  Inventories (b)                                     1,345.3      1,461.4
  Deferred income taxes                                 165.6        159.9
  Prepaid expenses and other current assets             210.7        214.4
                                                     --------     --------
    Total current assets                              4,613.7      4,281.2
                                                     --------     --------
Properties, plants and equipment, at cost            15,576.1     15,729.9
Less, accumulated depreciation, depletion and
  amortization                                        8,699.1      8,652.4
                                                     --------     --------
    Net properties, plants and equipment              6,877.0      7,077.5
                                                     --------     --------
Other assets                                          2,041.5      2,091.2
                                                     --------     --------
    Total assets                                    $13,532.2    $13,449.9
                                                     ========     ========
LIABILITIES
Current liabilities:
  Short-term borrowings                             $   223.4    $   206.5
  Accounts payable, trade                               818.3        799.2
  Accrued compensation and retirement costs             397.9        404.3
  Taxes, including taxes on income                      433.6        407.9
  Other current liabilities                             299.8        377.0
  Long-term debt due within one year                    183.9        178.5
                                                     --------     --------
    Total current liabilities                         2,356.9      2,373.4
                                                     --------     --------
Long-term debt, less amount due within one year       1,608.7      1,689.8
Accrued postretirement benefits                       1,777.2      1,791.2
Other noncurrent liabilities and deferred credits     1,413.8      1,205.5
Deferred income taxes                                   300.3        317.1
                                                     --------     --------
    Total liabilities                                 7,456.9      7,377.0
                                                     --------     --------

MINORITY INTERESTS                                    1,465.4      1,610.5
                                                     --------     --------

SHAREHOLDERS' EQUITY
Preferred stock                                          55.8         55.8
Common stock                                            178.9        178.9
Additional capital                                      582.5        591.9
Translation adjustment                                 (223.3)       (93.1)
Retained earnings                                     4,366.0      4,082.6
Net unrealized gains - securities available for sale     17.4         23.4
Unfunded pension obligation                              (6.5)        (5.8)
Treasury stock, at cost                                (360.9)      (371.3)
                                                      -------      -------
    Total shareholders' equity                        4,609.9      4,462.4
                                                      --------     -------
     Total liabilities and shareholders' equity     $13,532.2    $13,449.9
                                                     ========     ========

The accompanying notes are an integral part of the financial statements.

                             -2-

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                                 Second quarter      Six months
                                                     ended              ended
                                                    June 30            June 30
                                                    -------            -------

                                               1997       1996       1997      1996
                                               ----       ----       ----      ----
REVENUES
Sales and operating revenues                $3,432.0   $3,413.1   $6,663.1  $6,562.7
Other income (expense)                          37.7       (9.6)      79.0      18.6
                                             -------    -------    -------   -------
                                             3,469.7    3,403.5    6,742.1   6,581.3
                                             -------    -------    -------   -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses    2,602.1    2,576.3    5,091.1   4,922.8
Selling, general administrative and other
  expenses                                     160.5      182.1      319.5     351.4
Research and development expenses               34.7       38.0       70.3      77.9
Provision for depreciation, depletion and
  amortization                                 181.1      190.5      363.7     373.8
Interest expense                                33.4       33.4       70.7      65.7
Taxes other than payroll and severance
  taxes                                         33.9       33.1       67.7      66.6
Special items (c)                                -         65.4       (4.6)     65.4
                                             -------    -------    -------   -------
                                             3,045.7    3,118.8    5,978.4   5,923.6
                                             -------    -------    -------   -------

EARNINGS
  Income before taxes on income                424.0      284.7      763.7     657.7
Provision for taxes on income (d)              148.0       97.0      266.9     223.8
                                             -------    -------    -------   -------
  Income from operations                       276.0      187.7      496.8     433.9
Less: Minority interests' share                (68.4)     (55.5)    (130.1)   (123.5)
                                             -------    -------    -------   -------
NET INCOME                                  $  207.6   $  132.2   $  366.7  $  310.4
                                             =======    =======    =======   =======

Earnings per common share (e)               $   1.19   $    .76   $   2.11  $   1.77
                                             =======    =======    =======   =======

Dividends paid per common share             $    .25   $  .3325   $   .475  $   .665
                                             =======    =======    =======   =======

The accompanying notes are an integral part of the financial statements.

                             -3-

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                            Six months ended
                                                                June 30
                                                                -------
                                                            1997        1996
                                                            ----        ----
CASH FROM OPERATIONS
Net income                                                $  366.7    $  310.4
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                   371.4       381.7
  Reduction of assets to net realizable value                  -          46.2
  Increase in deferred income taxes                            4.4        56.9
  Equity income before additional taxes, net of dividends    (13.6)       (3.8)
  Provision for special items                                 (4.6)       19.2
  Book value of asset disposals                               14.5        29.6
  Minority interests                                         130.1       123.5
  Other                                                      (11.1)       (1.3)
  Increase in receivables                                   (146.6)      (96.4)
  Reduction (increase) in inventories                         59.9       (89.1)
  Increase in prepaid expenses and other current assets       (1.9)      (19.7)
  Reduction in accounts payable and accrued expenses         (55.6)     (116.9)
  Increase in taxes, including taxes on income                49.2        35.7
  Cash received on long-term alumina supply contract         240.0         -
  Reduction in deferred hedging gains                        (60.1)      (87.3)
  Net change in noncurrent assets and liabilities             (9.3)      (69.4)
                                                           -------     -------
    CASH FROM OPERATIONS                                     933.4       519.3
                                                           -------     -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                          17.7       113.8
Common stock issued and treasury stock sold                  151.1        36.5
Repurchase of common stock                                  (150.1)     (202.0)
Dividends paid to shareholders                               (83.3)     (119.9)
Dividends paid and return of capital to minority interests  (257.5)     (102.6)
Additions to long-term debt                                  362.2       202.0
Payments on long-term debt                                  (430.3)     (377.6)
                                                           -------     -------
    CASH USED FOR FINANCING ACTIVITIES                      (390.2)     (449.8)
                                                           -------     -------
INVESTING ACTIVITIES
Capital expenditures                                        (408.6)     (395.0)
Acquisitions, net of cash acquired                             -        (171.5)
Proceeds from the sale of assets                             193.2        82.8
Additions to investments                                       (.7)      (50.1)
Net change in short-term investments                         (56.1)      (32.5)
Changes in minority interests                                 24.4       (10.0)
Loan to WMC                                                    -         121.8
Other - receipts                                                .3         -
      - payments                                              (7.1)       (8.3)
                                                           -------     -------
    CASH USED FOR INVESTING ACTIVITIES                      (254.6)     (462.8)
                                                           -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (4.4)        4.5
                                                           -------     -------

CHANGES IN CASH
Net change in cash and cash equivalents                      284.2      (388.8)
Cash and cash equivalents at beginning of year               598.1     1,055.6
                                                           -------     -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  882.3    $  666.8
                                                           =======     =======

The accompanying notes are an integral part of the financial statements.

                             -4-

      Notes to Condensed Consolidated Financial Statements
               (in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia
        Limited (AofA) begin on page 17.

   (b)  Inventories consisted of:
                                     June 30       December 31
                                       1997           1996
                                     -------       -----------

        Finished goods              $  374.3        $  403.1
        Work in process                400.8           421.1
        Bauxite and alumina            244.9           283.1
        Purchased raw materials        214.0           235.5
        Operating supplies             111.3           118.6
                                     -------         -------
                                    $1,345.3        $1,461.4
                                     =======         =======

        Approximately 55% of total inventories at June 30, 1997 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $781.5 and $753.7 higher at June 30, 1997 and December 31, 1996, respectively.

   (c) Special items in the 1997 six-month period were the result of asset sales, increases to environmental reserves and an impairment at a U.S. manufacturing facility. The special charge of $65.4 ($40.0 after tax) in the 1996 second quarter was for the closing of Alcoa Electronic Packaging (AEP), Alcoa's ceramic packaging operations in San Diego, California. Most of the charge was related to asset write-offs.

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

        The average number of shares used to compute EPS was 173,139,325 in 1997 and 175,254,973 in 1996. Fully
        diluted earnings per share are not stated since the dilution is not material.

   (f) On July 29, 1997, Alcoa and SEPI, the Spanish State Entity for Industrial Participation, jointly announced that they had signed an agreement under which Alcoa will acquire the main sectors of the aluminum business of Inespal, S.A. of Madrid. Alcoa will pay approximately $410 for substantially all of Inespal's businesses. Inespal is an integrated aluminum producer with 1996 revenues of $1.1 billion. The acquisition includes an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants, an administrative center and related sales offices in Europe. The acquisition is subject to government approval.

   (g) On April 21, 1997, Alcoa announced that it had signed a Letter of Intent with Reynolds Metals Company to acquire Reynolds' rolling mill in Muscle Shoals, Alabama, two nearby can reclamation plants and a coil coating facility in Sheffield, Alabama. The transaction is subject to regulatory approval and other closing conditions and should be completed in the second half of the year. Upon closing, the companies expect to enter a long-term agreement under which Alcoa would become a major supplier of can sheet to Reynolds or its successor if Reynold's Can Division is sold, leased or transferred.

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

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


  We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 1997, the unaudited condensed statements of consolidated income for the three-month and six-month periods ended
June 30, 1997 and 1996, and condensed consolidated cash flows for the six-month periods ended June 30, 1997 and 1996, which are included in Alcoa's Form 10-Q for the period ended June 30, 1997. These financial statements are the responsibility of Alcoa's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December
31, 1996, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated
January 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
July 7, 1997

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)


Results of Operations

Principal income and operating data follow.

                                   Second quarter ended   Six months ended
                                           June 30             June 30
                                           -------             -------
                                       1997      1996      1997      1996
                                       ----      ----      ----      ----
 Sales and operating revenues       $3,432.0  $3,413.1  $6,663.1  $6,562.7
 Net income                            207.6     132.2     366.7     310.4
 Earnings per common share              1.19       .76      2.11      1.77
 Shipments of aluminum products (1)      760       721     1,480     1,377
 Shipments of alumina (1)              1,780     1,656     3,549     3,161

(1)  in thousands of metric tons (mt)


Overview
Alcoa earned $207.6 or $1.19 per common share for the second quarter of 1997, compared with $132.2 or 76 cents per share, in the 1996 second quarter. Second quarter 1996 earnings included an after-tax charge of $40.0, or 23 cents per share, related to the shutdown of Alcoa's ceramic packaging operations in San Diego, California. Before the charge, the Company had earnings of $172.2, or 99 cents per share. For the first half of 1997 earnings were $366.7, or $2.11 per share, and included special charges of $1.1 related to asset sales, increases to environmental reserves and an impairment at a U.S. manufacturing facility. This compares with $310.4, or $1.77 per share, in the 1996 six-month period which included the $40.0 charge related to the shutdown of ceramic packaging operations noted above.

AofA's pretax income from operations for the 1997 second quarter and year-to-date periods was up $1.7 and $5.5, respectively, from the comparable 1996 periods. Increased alumina and ingot volumes, partially offset by lower prices for both products, generated the increases.

In Brazil, Aluminio's second quarter and year-to-date 1997 pretax income from operations increased $14.0 and $6.5, respectively, from the comparable 1996 periods. Revenues grew 6% from the 1996 second quarter but increased only 2% over the 1996 six-month period. Aluminio's results reflect improved volumes and prices for ingot, lower costs related to packaging operations and higher volumes for fabricated products, partially offset by lower fabricated product prices.

Consolidated revenues and shipment information by segment follows.


Alumina and Chemicals Segment

                                    Second quarter ended   Six months ended
                                          June 30               June 30
                                          -------               -------
                                       1997      1996        1997      1996
                                       ----      ----        ----      ----
 Alumina and chemicals revenues      $  499     $  504      $  994     $  966
 Alumina shipments (000 mt)           1,780      1,656       3,549      3,161


Total revenues for the Alumina and Chemicals segment in the 1997 second quarter fell slightly when compared with the 1996 second quarter. Year-to-date, revenues increased 3% from the 1996 period.

Alumina revenues for the 1997 second quarter were down slightly as shipments increased 7% and prices fell 8%. Year-to-date, revenues increased 4% as shipments increased 12% over the 1996 six-month period. Alumina prices have shown improvement over 1997 first quarter levels but remain below prices realized in the 1996 first half.

The entities jointly owned by Alcoa and WMC Limited of Australia
(WMC), known as Alcoa World Alumina and Chemicals (AWAC), produced 2,583 mt of alumina during the 1997 second quarter, compared with 2,527 mt in the comparable 1996 period. Of the 1997 second quarter amount, 1,780 mt was shipped to third-party customers.

During the 1997 second quarter, AWAC received an advance payment of $240.0 related to a long-term alumina supply contract with Sino Mining Alumina Ltd. (SMAL). The contract entitles SMAL to 400,000 mt of alumina per year for 30 years. SMAL has the option to increase its alumina purchases as its needs grow. Per-ton payments will also be made under the terms of the agreement.


Aluminum Processing Segment

                           Second quarter ended   Six months ended
                                  June 30              June 30
 Product classes              1997      1996       1997      1996
                              ----      ----       ----      ----
 Shipments (000 mt)
   Flat-rolled products        369       348        698       685
   Aluminum ingot              227       223        457       424
   Engineered products         144       132        287       234
   Other aluminum products      20        18         38        34
                             -----     -----      -----     -----
 Total                         760       721      1,480     1,377

 Revenues
   Flat-rolled products     $1,051    $1,011     $1,948    $2,017
   Aluminum ingot              379       380        759       704
   Engineered products         639       619      1,244     1,138
   Other aluminum products      74        84        149       162
                             -----     -----      -----     -----
 Total                      $2,143    $2,094     $4,100    $4,021


Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS), which is used to produce aluminum beverage can bodies and can ends. Despite lower prices, 1997 second quarter RCS revenues were 7% higher than the comparable 1996 period as shipments increased 12%. However, year-to-date RCS revenues fell 11% as prices were 7% below 1996 levels and volume was down 5%.
Overall, flat-rolled products revenues were up 4% for the second quarter and down 3% for the six-month period, reflecting customer inventory adjustments in the 1997 first quarter.

Sheet and plate shipments in the 1997 second quarter were up 9% compared with the 1996 quarter and 12% on a year-to-date basis.
Prices were stable in both periods, resulting in revenue increases of 11% for both the 1997 second quarter and six-month periods.

Aluminum ingot - Revenues for this product were flat when compared with the 1996 second quarter as a 2% increase in shipments was offset by a slight decline in prices. Year-to-date, revenues rose 8% on a similar increase in shipments. Ingot pricing has been relatively flat in 1997 as the London Metal Exchange (LME) 3-month price is comparable to its level at the beginning of the year. In contrast, LME inventories have fallen 29% over the same period.

Engineered products - These products include extrusions used in the transportation and construction markets, aluminum forgings and wire, rod and bar. Revenues from the sale of engineered products increased 3% in the 1997 second quarter while shipments rose 9%. Average prices fell by 6% from the 1996 quarter. Year-to-date, revenues and shipments were up 9% and 22%, respectively. The Alumix acquisition by Alcoa Italia in 1996 contributed approximately half of the increase in revenues on a year-to-date basis.

Revenues for extruded products were higher by 4% and 16% from the 1996 second quarter and six-month periods. Prices fell 5% and 8% over the same periods, while shipments were up 9% and 26%, respectively. The primary reasons for the shipment and revenue increases are the Alumix acquisition noted above and increased shipments of hard alloy extrusions to the aerospace industry.

Revenues from forged aluminum wheels increased 13% and 8% from the 1996 quarter and six-month periods. The increases were driven by higher shipments of 17% and 11% for the quarter and six-month periods, as prices fell when compared with those in the 1996 period.

Other aluminum products - Revenues from sales of other aluminum products for the 1997 quarter and year-to-date periods were 12% and 8% lower than those in the respective 1996 periods. The declines were primarily due to the sale of Alcoa's Richmond, Indiana closure facility in the 1997 second quarter.

Nonaluminum Segment
Revenues for the Nonaluminum Segment were $790 in the 1997 second quarter, down 3% from the 1996 quarter. The decrease is due to the dispositions of Alcoa Composites, Norcold, Dayton Technologies and Caradco in the 1997 first and second quarters, partially offset by a 21% increase in revenue at Alcoa Fujikura Ltd. (AFL). The revenue increase at AFL is due to higher shipments of automotive electrical components. Year-to-date, revenues for this segment were $1,569, down 1% from the 1996 period as the above-mentioned dispositions and lower revenues from magnesium production were again nearly offset by improved revenues at AFL.

Cost of Goods Sold
Cost of goods sold increased $25.8, or 1%, from the 1996 second quarter. Year-to-date, the increase was $168.3, or 3%. The increases reflect higher volumes in aluminum, alumina and at AFL. These increases were nearly offset by improved cost performance. Cost of goods sold as a percentage of revenues was 76.4%, or 1.4 points higher than in the 1996 year-to-date period. The higher ratio is primarily due to lower aluminum selling prices.

Other Income & Expenses
Other income totaled $37.7 for the 1997 second quarter, an increase of $47.3 from the 1996 period. Losses from mark-to-market metal trading activities declined $47.0 from the 1996 quarter resulting in the increase. For the 1997 six-month period, other income increased $60.4 again due to reduced losses from mark-to-market activities partially offset by lower interest income.

Selling, general and administrative expenses decreased $21.6 and $31.9 from the year-ago quarter and six-month periods. The primary factors that resulted in the declines were lower spending as Alcoa's efforts to reduce administrative expenses take hold and the dispositions mentioned above.

Interest expense was up $5.0 from the 1996 six-month period due to higher borrowings at Aluminio and at Alcoa Italia related to the Alumix acquisition.

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. Lower taxes on foreign income were offset by higher taxes on asset sales, resulting in a 35% effective tax rate for 1997.

Minority interests' share of income from operations increased 23% from the 1996 second quarter and 5% year-to-date, primarily reflecting higher earnings by Aluminio, AFL and AofA.

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

As a hedge against the risk of higher prices for anticipated metal purchases to fulfill long-term customer contracts, Alcoa entered into long positions, principally using futures and options. At June 30, 1997 and December 31, 1996, these contracts totaled approximately 833,000 mt and 872,000 mt, respectively. Alcoa follows a fairly stable pattern of purchasing metal; therefore it is highly likely that the anticipated metal requirements will be met.

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

Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts of $164 at June 30, 1997 are expected to offset the increase in the price of the purchased metal.

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

In addition, Alcoa had 206,000 mt and 205,000 mt of LME contracts outstanding at June 30, 1997 and December 31, 1996, respectively, that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax losses of $7.1 and $33.8 for the quarters ended
June 30, 1997 and 1996, respectively.

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

Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). It is composed of the chief executive officer, the president, the chief financial officer and other officers and employees as the chief executive officer may select from time to time. The SRMC reports to the Board of Directors at each of its scheduled meetings on the scope of its derivatives activities.

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

Alcoa's remediation reserve balance at the end of the 1997 second quarter was $257 and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Approximately 27% of the reserve relates to Alcoa's Massena, NY plant site and 18% relates to Alcoa's Pt. Comfort, TX plant site. Remediation expenditures charged to the reserve during the 1997 second quarter were $17. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1997 six-month period was $933.4, a $414.1 increase from the comparable 1996 period. A $240.0 cash payment on a long-term alumina supply contract, lower working capital requirements and higher earnings in the 1997 period generated the increase.

Financing Activities
Financing activities used $390.2 of cash during the first six months of 1997. This included $150.1 to repurchase 2,142,835 shares of the Company's common stock. Stock purchases were offset by $151.1 of common stock issued primarily for employee benefit plans. Dividends paid to shareholders were $83.3 in the 1997 six-month period, a decrease of $36.6 over the 1996 period. The decrease was due to Alcoa's bonus dividend program, which paid out 10.75 cents in addition to the base dividend in each quarter of 1996. In March 1997 Alcoa raised its quarterly base dividend from 22.5 to 25 cents per share, an 11% increase.

Dividends paid and return of capital to minority interests totaled $257.5 as AWAC and AofA returned funds to their investors during the 1997 second quarter. Payments on long-term debt during the first six months of 1997 exceeded additions by $68.1. Debt as a percentage of invested capital was 20.9% at the end of the 1997 second quarter, a slight decrease over the 21.8% recorded at year-end 1996.

Investing Activities
Investing activities used $254.6 during the 1997 six-month period, compared with $462.8 in the 1996 period. Capital expenditures totaled $408.6, while $193.2 was received from the sale of Alcoa's Caradco, Arctek, Alcoa Composites, Norcold, Dayton Technologies and Richmond, Indiana facilities. In the 1996 period, Alcoa used $171.5 to purchase the operating assets of Alumix in Italy and also received $121.8 from WMC which was originally loaned in January, 1995.

Accounting Rule Change

Two new accounting rules, FAS 130 - Reporting Comprehensive Income and FAS 131 - Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The implementation of FAS 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of FAS 131 will require the disclosure of segment information utilizing the approach that the company uses to manage its internal organization. The company is currently assessing the impact that the new standards will have on its financial statements. Implementation of both of these new standards is required for calendar year 1998.

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

Other

The company, with the assistance of outside consulting resources, is in the process of conducting a review of its computer systems to identify areas that could be affected by the "Year 2000" issue. An implementation plan will then be developed to resolve the issues identified. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in computational errors as dates are compared across the century boundary. The total cost of altering the applicable program code is being determined as part of the company's detailed implementation plan.

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.

                                          June 30   December 31
                                           1997         1996
                                           ----         ----
Cash and short-term investments        $   284.8    $   269.1
Other current assets                       437.6        441.2
Properties, plants and equipment, net      886.8        897.5
Other assets                               218.6        235.0
                                         -------      -------

      Total assets                       1,827.8      1,842.8
                                         -------      -------

Current liabilities                        415.3        404.0
Long-term debt                             426.8        492.5
Other liabilities                           64.6         62.1
                                        --------     --------

      Total liabilities                    906.7        958.6
                                        --------     --------

            Net assets                 $   921.1    $   884.2
                                        ========     ========

                                     Second quarter ended    Six months ended
                                           June 30                June 30
                                       ---------------        ---------------
                                       1997       1996        1997       1996
                                       ----       ----        ----       ----
Revenues (1)                        $  316.3   $  299.8    $  604.5   $  591.0
Costs and expenses                    (293.5)    (291.1)     (559.3)    (553.1)
Translation and exchange adjustments     -           .1         (.1)        .7
Income tax (expense) benefit            (4.5)       3.0        (9.0)      (1.2)
                                     -------    -------     -------    -------

Net income                          $   18.3   $   11.8    $   36.1   $   37.4
                                     =======    =======     =======    =======

Alcoa's share of net income         $   10.8   $    7.0    $   21.3   $   22.1
                                     =======    =======     =======    =======

 (1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     Second quarter ended June 30:    1997 - $2.5, 1996 - $3.7
     Six months ended June 30:        1997 - $4.9, 1996 - $6.3


Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, an Australian subsidiary, 60% owned by Alcoa, follow.


                                       June 30      December 31
                                         1997          1996
                                         ----          ----
Cash and short-term investments       $   44.0      $   13.9
Other current assets                     490.9         522.4
Properties, plants and equipment, net  1,575.9       1,695.4
Other assets                             101.0         108.6
                                       -------       -------

      Total assets                     2,211.8       2,340.3
                                       -------       -------

Current liabilities                      307.3         341.9
Long-term debt                           356.1         131.0
Other liabilities                        412.2         435.7
                                       -------       -------

      Total liabilities                1,075.6         908.6
                                       -------       -------

      Net assets                      $1,136.2      $1,431.7
                                       =======       =======



                               Second quarter ended   Six months ended
                                      June 30             June 30
                                      -------             -------
                                  1997      1996       1997       1996
                                  ----      ----       ----       ----
Revenues (1)                    $ 504.5   $ 523.9    $ 996.2   $1,009.5
Costs and expenses               (383.4)   (404.5)    (747.7)    (766.5)
Income tax (expense) benefit      (42.7)    (43.4)     (89.6)     (87.1)
                                 ------    ------     ------    -------

            Net income          $  78.4   $  76.0    $ 158.9   $  155.9
                                 ======    ======     ======    =======

Alcoa's share of net income     $  47.0   $  45.6    $  95.3   $   93.5
                                 ======    ======     ======    =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    Second quarter ended June 30:    1997 - $14.9, 1996 - $15.0
    Six months ended June 30:        1997 - $27.6, 1996 - $31.5


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on June 13, 1995, the Company was served with a class action complaint in the matter of John P. Cooper, et al. v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs alleged violation of Federal and state civil rights laws prohibiting discrimination on the basis of race and gender. On June 16, 1997, the court approved a settlement agreement which provides for complete settlement of all classwide claims for injunctive relief in consideration for $212,000 and implementation of certain structural changes. The settlement also provides for mediation of certain remaining individual claims for damages due to a hostile work environment or wrongful termination. All other claims were released under the terms of the agreement. The mediation process is expected to be completed by year-end 1997.

As previously reported, in March 1997 Alcoa's Lebanon Works received a draft Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (DEP) for the alleged emissions of hexane in excess of permissible levels. Alcoa had reported the potential problem with hexane emissions to the DEP in late 1995. Alcoa and the DEP entered into a Consent Order and Agreement on May 29, 1997, pursuant to which Alcoa agreed to pay a civil penalty of $95,000 for emissions which occurred during 1995 and 1996 and additional penalties for emissions in excess of authorized levels in 1997. Alcoa also committed to a pollution prevention project which will eliminate the need to use hexane at the facility and thereby eliminate all hexane emissions.

Item 4.  Submission of Matters to a Vote of Security Holders.
At the annual meeting of Alcoa shareholders held on May 9, 1997, Kenneth W. Dam, Judith M. Gueron and Paul O'Neill were reelected to serve for three-year terms as directors of Alcoa. Votes cast for Mr. Dam were 148,934,891 and votes withheld were 1,792,987; votes cast for Dr. Gueron were 148,907,093 and votes withheld were 1,820,785; and votes cast for Mr. O'Neill were 148,768,817 and votes withheld were 1,959,061.

Also at that annual meeting, a proposal to approve an amendment to Alcoa's Long Term Stock Incentive Plan was adopted. Total votes cast for the proposal were 127,913,363 and votes cast against were 22,104,804. There were 709,711 abstentions. Abstentions, however, are not counted for voting purposes under Pennsylvania law, the jurisdiction of Alcoa's incorporation.

The company's definitive proxy statement, dated March 12, 1997, and filed with the Securities and Exchange Commission contains, on pages 16-18, a description of the proposal to amend Alcoa's Long Term Stock Incentive Plan, which is incorporated herein by reference.

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



                               ALUMINUM COMPANY OF AMERICA




July 31, 1997                 By /s/ RICHARD B. KELSON
Date                          Richard B. Kelson
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




July 31, 1997                 By /s/ EARNEST J. EDWARDS
Date                          Earnest J. Edwards
                              Senior Vice President and
                              Controller
                              (Chief Accounting Officer)

                            EXHIBITS


                                                           Page
                                                           ----

   11. Computation of Earnings per Common Share             22
   12. Computation of Ratio of Earnings to Fixed Charges    23
   15. Independent Accountants' letter regarding unaudited  24 financial information
   27. Financial Data Schedule