Form 10-Q
period 1997-09-30
ALUMINUM CO OF AMERICA
filed 1997-10-29
CIK 4281

FORM 10-Q

	       SECURITIES AND EXCHANGE COMMISSION

		     Washington, D.C.  20549



     (Mark One)
	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934

			      OR

	  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997     Commission File Number 1-3610

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

					Yes  X    No

     As of October 28, 1997, 172,471,001 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15818

		 PART I - FINANCIAL INFORMATION

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

							   (unaudited)
							  September 30,   December 31,
							      1997            1996
							  -------------  --------------

ASSETS
Current assets:
  Cash and cash equivalents (includes cash of $131.7 in
  1997 and $93.4 in 1996)                                $   1,069.8         $  598.1
  Short-term investments                                        81.2             18.5
  Accounts receivable from customers, less allowances:
    1997-$44.4; 1996-$48.4                                   1,813.6          1,674.7
  Other receivables                                            122.1            154.2
  Inventories (b)                                            1,297.1          1,461.4
  Deferred income taxes                                        159.1            159.9
  Prepaid expenses and other current assets                    239.9            214.4
							   ---------        ---------
    Total current assets                                     4,782.8          4,281.2
							   ---------        ---------

Properties, plants and equipment, at cost                   15,542.2         15,729.9
Less, accumulated depreciation, depletion and
  amortization                                               8,731.7          8,652.4
							   ---------        ---------
    Net properties, plants and equipment                     6,810.5          7,077.5
							   ---------        ---------
Other assets                                                 2,010.8          2,091.2
							   ---------        ---------
    Total assets                                           $13,604.1        $13,449.9
							   =========        =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                    $   370.8        $   206.5
  Accounts payable, trade                                      838.4            799.2
  Accrued compensation and retirement costs                    419.5            404.3
  Taxes, including taxes on income                             475.1            407.9
  Other current liabilities                                    346.4            377.0
  Long-term debt due within one year                           175.8            178.5
							   ---------        ---------
     Total current liabilities                               2,626.0          2,373.4
							   ---------        ---------
Long-term debt, less amount due within one year              1,549.9          1,689.8
Accrued postretirement benefits                              1,769.1          1,791.2
Other noncurrent liabilities and deferred credits            1,307.8          1,205.5
Deferred income taxes                                          295.3            317.1
							   ---------        ---------
     Total liabilities                                       7,548.1          7,377.0
							   ---------        ---------

MINORITY INTERESTS                                           1,459.4          1,610.5
							   ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock                                                 55.8             55.8
Common stock                                                   178.9            178.9
Additional capital                                             578.8            591.9
Translation adjustment                                        (265.1)           (93.1)
Retained earnings                                            4,506.5          4,082.6
Net unrealized gains - securities available for sale             -               23.4
Unfunded pension obligation                                     (7.2)            (5.8)
Treasury stock, at cost                                       (451.1)          (371.3)
							   ---------        ---------
     Total shareholders' equity                              4,596.6          4,462.4
							   ---------        ---------
      Total liabilities and shareholders' equity           $13,604.1        $13,449.9
							   =========        =========


The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

						 Third quarter       Nine months
						      ended             ended
						  September 30      September 30
						 -------------      ------------

						1997       1996      1997       1996
						----       ----      ----       ----
REVENUES
Sales and operating revenues                  $3,357.5   $3,240.6  $10,020.6  $9,803.3
Other income                                      46.9       18.0      125.9      36.6
					       -------    -------   --------   -------
					       3,404.4    3,258.6   10,146.5   9,839.9
					       -------    -------   --------   -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses      2,533.8    2,517.4    7,624.9   7,440.2
Selling, general administrative and other
  expenses                                       161.4      181.6      480.9     533.0
Research and development expenses                 33.8       36.0      104.1     113.9
Provision for depreciation, depletion and
  amortization                                   185.8      181.1      549.5     554.9
Interest expense                                  35.5       37.4      106.2     103.1
Taxes other than payroll and severance
  taxes                                           30.9       31.7       98.6      98.3
Special items (income)/loss (c)                  (18.0)     115.1      (22.6)    180.5
					       -------    -------   --------   -------
					       2,963.2    3,100.3    8,941.6   9,023.9
					       -------    -------   --------   -------

EARNINGS
  Income before taxes on income                  441.2      158.3    1,204.9     816.0
Provision for taxes on income (d)                154.8       53.6      421.7     277.4
					       -------    -------   --------   -------
  Income from operations                         286.4      104.7      783.2     538.6
Less: Minority interests' share                  (58.3)     (36.3)    (188.4)   (159.8)
					       -------    -------   --------   -------
NET INCOME                                    $  228.1   $   68.4  $   594.8  $  378.8
					       =======    =======   ========   =======

Earnings per common share (e)                 $   1.32   $    .39  $    3.43  $   2.16

Dividends paid per common share               $    .25   $  .3325  $    .725  $  .9975
					       =======    =======   ========   =======


The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)
								   Nine months ended
								     September 30
								    -------------
								   1997      1996
								   ----      ----

CASH FROM OPERATIONS
Net income                                                      $  594.8  $  378.8
Adjustments to reconcile net income to cash from operations:
  Depreciation, depletion and amortization                         561.5     566.8
  Change in deferred income taxes                                   15.6      95.2
  Equity (income) losses before additional taxes, net of
    dividends                                                      (26.6)      1.6
  Provision for special items                                      (22.6)    180.5
  Book value of asset disposals                                     28.8      30.6
  Minority interests                                               188.4     159.8
  Other                                                            (12.1)    (23.3)
  (Increase) reduction in receivables                             (156.1)     47.4
  Reduction in inventories                                          99.4       3.5
  Increase in prepaid expenses and other current assets            (34.2)    (15.1)
  Reduction in accounts payable and accrued expenses                (3.9)   (304.5)
  Increase in taxes, including taxes on income                      95.2      15.1
  Cash received on long-term alumina supply contract               240.0       -
  Reduction in deferred hedging gains                             (126.8)   (165.9)
  Net change in noncurrent assets and liabilities                  (70.1)    (98.4)
								 -------   -------
    CASH FROM OPERATIONS                                         1,371.3     872.1
								 -------   -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                               164.8      34.6
Common stock issued and treasury stock sold                        199.7      36.7
Repurchase of common stock                                        (292.5)   (257.7)
Dividends paid to shareholders                                    (127.2)   (178.0)
Dividends paid and return of capital to minority interests        (290.5)   (145.2)
Additions to long-term debt                                        435.9     456.1
Payments on long-term debt                                        (555.9)   (489.5)
								 -------   -------
    CASH USED FOR FINANCING ACTIVITIES                            (465.7)   (543.0)
								 -------   -------

INVESTING ACTIVITIES
Capital expenditures                                              (618.6)   (631.1)
Acquisition of subsidiaries, net of cash acquired                    -      (171.5)
Proceeds from the sale of assets                                   193.2      82.8
Additions to investments                                             (.7)    (58.1)
Sale of investments                                                 60.2       -
Net change in short-term investments                               (62.9)    (31.1)
Changes in minority interests                                       14.0     (25.3)
Loan repayment from WMC                                              -       121.8
Other - payments                                                    (8.6)     (9.2)
								 -------   -------
    CASH USED FOR INVESTING ACTIVITIES                            (423.4)   (721.7)
								 -------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (10.5)      6.0
								 -------   -------
CHANGES IN CASH
Net change in cash and cash equivalents                            471.7    (386.6)
Cash and cash equivalents at beginning of year                     598.1   1,055.6
								 -------   -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $1,069.8  $  669.0
								 =======   =======


The accompanying notes are an integral part of the financial statements.

	   Notes to Consolidated Financial Statements
	       (in millions, except share amounts)

   Notes:

   (a) Summarized consolidated financial data for Alcoa Aluminio S.A. (Aluminio) and Alcoa of Australia Limited (AofA) begin on page 17.

   (b)  Inventories consisted of:

				    September 30       December 31
					1997              1996
				    ------------       -----------
	Finished goods               $  358.2          $  403.1
	Work in process                 388.8             421.1
	Bauxite and alumina             247.4             283.1
	Purchased raw materials         199.4             235.5
	Operating supplies              103.3             118.6
				      -------           -------
				     $1,297.1          $1,461.4
				      =======           =======


	Approximately 56% of total inventories at September 30, 1997 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $787.1 and $753.7 higher at September 30, 1997 and December 31, 1996, respectively.

   (c) The 1997 third quarter included a gain of $18.0 ($12.3 after-tax) related to special items. The sale of equity securities generated a gain of $38.0 ($24.7 after-tax) which was partially offset by a $20.0 ($12.4 after-tax) charge to increase environmental reserves. Special items in the 1997 nine-month period include an additional $4.6 (a $1.1 loss after-tax) related to asset sales, increases to environmental reserves and impairments. The 1996 third quarter special charge of $115.1 ($65.5 after-tax) was related primarily to incentives paid to employees who voluntarily left the company and for permanent layoff costs. In the 1996 second quarter, an additional $65.4 ($40.0 after-tax) was recorded for the closing of Alcoa Electronic Packaging (AEP). Most of this charge was related to asset writedowns.

   (d) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. Lower taxes on foreign income were offset by higher taxes on asset sales, resulting in a 35% effective tax rate for 1997.

   (e) The following formula is used to compute primary earnings per common share (EPS):

	EPS = Net income - preferred dividend requirements
	--------------------------------------------------
	Weighted average number of common shares outstanding for the period

	The average number of shares used to compute primary earnings per common share was 173,123,905 in 1997 and 174,737,995 in 1996. Fully
	diluted earnings per common share are not stated since the dilution is not material.

   (f) On July 29, 1997, Alcoa and SEPI, the Spanish State Entity for Industrial Participation, jointly announced that they had signed an agreement under which Alcoa will acquire the main sectors of the aluminum business of Inespal, S.A. of Madrid. Alcoa will pay approximately $410 for substantially all of Inespal's businesses. Inespal is an integrated aluminum producer with 1996 revenues of $1.1 billion. The acquisition includes an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants, an administrative center and related sales offices in Europe. The acquisition, subject to government approval, is expected to be completed by late 1997 or in early 1998.

   (g) On April 21, 1997, Alcoa announced that it had signed a Letter of Intent with Reynolds Metals Company to acquire Reynolds' rolling mill in Muscle Shoals, Alabama, two nearby can reclamation plants and a coil coating facility in Sheffield, Alabama. The transaction is subject to regulatory approval and other closing conditions, and is expected to be completed in late 1997 or in early 1998. Upon closing, the companies expect to enter a long-term agreement under which Alcoa would become a major supplier of can sheet to Reynolds or its successor if Reynolds Can Division is sold, leased or transferred.

	In the opinion of the company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 1996.

	The financial data required in this Form 10-Q by Rule 10-01 of Regulation S-X has been reviewed by Coopers & Lybrand L.L.P., the company's independent accountants, as described in their report on page 8.

Independent Accountant's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


    We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 1997, the unaudited condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 1997 and 1996, and condensed consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996, which are included in Alcoa's Form 10-Q for the period ended September 30, 1997. These financial statements are the responsibility of Alcoa's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1996, and the related statements of consolidated income, shareholders' equity, and consolidated cash flows for the year then ended (not presented herein). In our report dated January 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
October 6, 1997

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.

				     Third quarter ended     Nine months ended
					September 30           September 30
					------------           ------------
				       1997      1996         1997      1996
				       ----      ----         ----      ----

 Sales and operating revenues        $3,357.5  $3,240.6    $10,020.6  $9,803.3
 Net income                             228.1      68.4        594.8     378.8
 Earnings per common share               1.32       .39         3.43      2.16
 Shipments of aluminum products (1)       742       717        2,222     2,094
 Shipments of alumina (1)               1,866     1,575        5,415     4,736

(1)  in thousands of metric tons (mt)


Overview
Alcoa earned $228.1, or $1.32 per share, for the third quarter of 1997, compared with $68.4, or 39 cents per share in the 1996 quarter. The 1997 three-month period included a special net after-tax gain of $12.3 ($18.0 pre-tax) related to the sale of equity securities which was partially offset by charges to increase environmental reserves. The 1996 third quarter was negatively affected by a special after-tax charge of $65.5 ($115.1 pre-tax) related to layoff provisions and equipment writedowns.

Earnings for the 1997 nine-month period totaled $594.8 or $3.43 per share, compared with $378.8, or $2.16 per share, in the 1996 year-to-date period. Special items for the 1997 nine-month period, in addition to the third quarter items mentioned above, included a charge of $1.1 (a $4.6 gain pre-tax) related to asset sales, increases to environmental reserves and impairments that was recorded in the 1997 first quarter. Year-to-date 1996 special items include an additional charge of $40.0 ($65.4 pre-tax) taken in the 1996 second quarter related to the shutdown of Alcoa's ceramic packaging operations.

Alcoa of Australia Limited's (AofA) pre-tax income from operations for the 1997 third quarter increased 3.5% from the year-ago quarter; year-to-date, AofA's pre-tax income was unchanged relative to 1996. Results for 1997 have been driven by an increase in alumina volumes that has been offset by lower alumina, chemicals and ingot prices.

In Brazil, Alcoa Aluminio's (Aluminio) third quarter 1997 pre-tax profit from operations was $20.3, an increase of $38.7 from the 1996 third quarter. Year-to-date, pre-tax profit reached $65.4, compared with $20.2 in the 1996 period. Revenues in both 1997 periods increased slightly when compared with the 1996 third quarter and nine-month periods. The increases in pre-tax earnings are primarily due to higher volumes and lower costs related to packaging operations, along with higher ingot prices. The functional currency used at Aluminio is the U.S. dollar, the determination of which is based on the appropriate economic and management indicators and is not dependent on Brazil's status as a hyper-inflationary economy.

Alcoa's operations, divided into three segments, follow:

1. Alumina and Chemicals Segment

				   Third quarter ended    Nine months ended
				       September 30         September 30
				       ------------         ------------
				      1997      1996       1997      1996
				      ----      ----       ----      ----

 Alumina and chemicals revenues    $  487    $  488     $  1,481  $  1,454
 Alumina shipments (000 mt)         1,866     1,575        5,415     4,736


Total revenues for the Alumina and Chemicals segment were $487 in the 1997 third quarter, nearly even with those from the comparable 1996 quarter. Year-to-date, revenues were $1,481, up
2% from the 1996 period.

Alumina shipments for the 1997 third quarter were up 18% compared with the 1996 period while prices fell 7%, resulting in an increase in revenues. In the year-to-date period, revenues were up 5% on the strength of a 14% increase in shipments. Chemicals revenues fell 4% from the 1996 year-to-date period primarily due to a decline in price.

The entities jointly owned by Alcoa and WMC Limited of Australia
(WMC), known as Alcoa World Alumina and Chemicals (AWAC), produced 2,663 mt of alumina during the 1997 third quarter, an increase of 164 mt from the comparable 1996 period. Of the 1997 third quarter amount, 1,866 mt was shipped to third-party customers.

On October 20, 1997, AWAC announced that it had begun preparations to restart its St. Croix alumina refinery. The refinery has a rated operating capacity of 600,000 mt and startup is expected to take ten to fifteen weeks.

2. Aluminum Processing Segment

			       Third quarter ended    Nine months ended
				   September 30         September 30
				   ------------         ------------
 Product classes                  1997      1996       1997      1996
 ---------------                  ----      ----       ----      ----

 Revenues
   Flat-rolled products        $ 1,035   $   936    $ 2,983   $ 2,953
   Engineered products             619       569      1,863     1,707
   Aluminum ingot                  367       374      1,126     1,078
   Other aluminum products          71        83        220       245
				------    ------     ------    ------
 Total                         $ 2,092   $ 1,962    $ 6,192   $ 5,983

 Shipments (000 mt)
   Flat-rolled products            360       324      1,058     1,009
   Engineered products             140       134        426       368
   Aluminum ingot                  221       240        678       664
   Other aluminum products          21        19         60        53
				------    ------     ------    ------
 Total                             742       717      2,222     2,094


Flat-rolled products - The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet
(RCS), which is used to produce aluminum beverage can bodies and can ends. Shipments of RCS in the 1997 third quarter were up 15% from the 1996 quarter, resulting in a 12% increase in revenues. However, year-to-date, RCS revenues fell 4% as prices were 5% below 1997 levels and volume was flat. RCS volumes for the 1997 nine-month period were negatively affected by the 1996 sale of AofA's Rolled Product Division, which resulted in a 29,500 mt loss in shipments when comparing 1997 results with the 1996 nine-month period.

Domestic sheet and plate shipments continued to climb in the 1997 third quarter, increasing 14% from the 1996 quarter and 13% over the 1996 year-to-date period. Revenues grew by 19% and 14%, respectively, for the quarter and year-to-date periods. Prices increased 4% over those in the 1996 third quarter, but were stable when comparing the year-to-date periods.

Engineered products - These products include extrusions used in the transportation and construction markets, forged aluminum wheels and wire, rod and bar. Year-to-date, revenues from the sale of engineered products increased 9% from 1996 levels. Higher shipments of extrusions, particularly in Europe, along with higher shipments of forged wheels were the primary factors behind the increase.

Revenues for extruded products were higher by 5% and 13% from the 1996 third quarter and nine-month periods. Prices fell 3% and 9% over the same periods, while shipments were up 9% and 24%, respectively. Soft alloy extruded product results were negatively affected by weak European pricing and maintenance shutdowns in the U.S. during the 1997 third quarter.

Revenues from the sale of forged wheels increased 35% and 17%, respectively, from the 1996 quarter and nine-month periods.
Shipments drove the increases, rising 37% and 19% over the same periods, while prices were slightly lower.

Aluminum ingot - Revenues for this product were down 2% when compared with the 1996 third quarter as a 7% increase in prices was offset by an 8% decline in shipments. Year-to-date, revenues increased 5% as prices rose 2%. Alcoa's average realized ingot price for the 1997 nine-month period was 75.38 cents per pound. Ingot pricing continues to be relatively flat in 1997 as evidenced by the London Metal Exchange (LME) three-month price which, as of the end of the third quarter, was comparable to its average level for the first nine months of 1997.

Other aluminum products - Revenues from sales of other aluminum products for the 1997 quarter and year-to-date periods were 14% and 10% lower than those in the respective 1996 periods. The declines were primarily due to the sale of Alcoa's Richmond, Indiana aluminum closure facility in the 1997 second quarter and the continued decline of aluminum closure prices.

3. Non-aluminum Segment

Revenues for the non-aluminum segment were $779 in the 1997 third quarter, unchanged on a percentage basis when compared with the 1996 quarter. Year-to-date, this segment had revenues of $2,348, compared with $2,366 in 1996. The flat performance of this segment is due to higher revenues at Alcoa Fujikura Ltd. (AFL), where sales have increased 19% on a year-to-date basis, offset by the dispositions of under-performing businesses in the 1997 first and second quarters.

Cost of Goods Sold
Cost of goods sold increased $16, or 1%, from the 1996 third quarter. Year-to-date, the increase was $185, or 2%. The increases reflect higher volumes in aluminum, alumina and at AFL. These increases were nearly offset by improved cost performance, as was the case in the 1997 second quarter. Cost of goods sold as a percentage of revenues was 76.1%, compared with 75.9% in the 1996 year-to-date period. The slightly higher ratio is due to lower prices offset by higher volumes and improved performance.

Other Income & Expenses
Other income totaled $47 in the 1997 third quarter, an increase of $29 from the 1996 period. Year-to-date, other income increased by $89 to $126. The increases are primarily due to recording gains in both 1997 periods related to marking-to-market aluminum commodity contracts versus losses in both 1996 periods. Partially offsetting these gains were increased losses related to foreign exchange.

Selling, general and administrative expenses decreased $20 and $52 from the year-ago quarter and nine-month periods. Lower spending and the sale of under-performing businesses were the primary drivers of the decreases.

Interest expense was up $3 from the 1996 nine-month period,
primarily due to   higher borrowings by Aluminio, AofA and Alcoa
Italia.

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. Lower taxes on foreign income were offset by higher taxes on asset sales, resulting in a 35% effective tax rate for 1997.

Minority interests' share of income from operations for the 1997 nine-month period rose to $188 from $160 in the comparable 1996 period. The increase is due to higher earnings at Aluminio and AFL.

Commodity Risks
Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the LME. Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

In the normal course of business, Alcoa enters into long-term contracts with a number of its customers. At December 31, 1996, such contracts totaled approximately 2,369,000 mt. Alcoa may enter into similar arrangements in the future.

As a hedge against the risk of higher prices for anticipated metal purchases to fulfill long-term customer contracts, Alcoa entered into long positions, principally using futures and options. At September 30, 1997 and December 31, 1996, these contracts totaled approximately 935,000 mt and 872,000 mt, respectively. Alcoa follows a fairly stable pattern of purchasing metal; therefore, it is highly likely that the anticipated metal requirements will be met.

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

Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts of $128 at September 30, 1997 are expected to offset the increase in the price of the purchased metal.

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

In addition, Alcoa had 168,000 mt and 205,000 mt of LME contracts outstanding at September 30, 1997 and December 31, 1996, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in an after-tax gain of $2.6 for the quarter ended September 30, 1997 and an after-tax loss of $16.0 for the quarter ended September 30, 1996.

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

Alcoa's remediation reserve balance at the end of the 1997 third quarter was $262 and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Approximately half of the reserve relates to Alcoa's Massena, New York and Pt. Comfort, Texas plant sites. Remediation expenditures charged to the reserve during the 1997 third quarter were $17. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and pollution. Alcoa estimates that these costs will be about 2% of cost of goods sold in 1997.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 1997 nine-month period was $1,371, $499 higher than in the 1996 period. A $240 cash receipt on a long-term alumina supply contract, lower working capital requirements and higher earnings in the 1997 period generated the increase.

Financing Activities
Financing activities used $466 of cash during the first nine months of 1997. This included $293 to repurchase 3,851,135 shares of the company's common stock. Stock purchases were offset by $200 of treasury stock issued primarily for employee benefit plans. Dividends paid to shareholders were $127 in the 1997 nine-month period, a decrease of $51 over the 1996 period. The decrease was due to Alcoa's bonus dividend program, which paid out 10.75 cents in addition to the base dividend in each quarter of 1996. In March 1997 Alcoa raised its quarterly base dividend from 22.5 to 25 cents per share, an 11% increase.

Dividends paid and return of capital to minority interests totaled $291 as AWAC and AofA returned funds to their investors during the 1997 second quarter. Payments on long-term debt during the first nine months of 1997 exceeded additions by $120. Debt as a percentage of invested capital was 20.4% at the end of the 1997 third quarter, a 1.4 percentage point decrease over the 21.8% recorded at year-end 1996.

Investing Activities
Investing activities used $423 during the 1997 nine-month period, compared with $722 in the 1996 period. Capital expenditures totaled $619, while $193 was received from the sale of Alcoa's Caradco, Arctek, Alcoa Composites, Norcold, Dayton Technologies and Richmond, Indiana facilities. In the 1996 period, Alcoa used $171.5 to purchase the operating assets of Alumix in Italy and also received $121.8 from WMC which was originally loaned in January 1995.

Accounting Rule Change

Two new accounting rules, FAS 130 - Reporting Comprehensive Income and FAS 131 - Disclosures about Segments of an Enterprise and Related Information, were issued in June 1997. The implementation of FAS 130 will require that the components of comprehensive income be reported in the financial statements. The implementation of FAS 131 will require the disclosure of segment information utilizing the approach that the company uses to manage its internal organization. The company is currently assessing the impact that the new standards will have on its financial statements. Implementation of both of these new standards is required for calendar year 1998.

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



					September 30    December 31
					    1997           1996
					    ----           ----

Cash and short-term investments         $   261.7      $    269.1
Other current assets                        420.4           441.2
Properties, plants and equipment, net       873.6           897.5
Other assets                                205.6           235.0
					  -------         -------
      Total assets                        1,761.3         1,842.8
					  -------         -------

Current liabilities                         349.5           404.0
Long-term debt                              409.3           492.5
Other liabilities                            65.1            62.1
					  -------         -------

      Total liabilities                     823.9           958.6
					  -------         -------

	    Net assets                  $   937.4       $   884.2
					  =======         =======


				    Third quarter ended    Nine months ended
				       September 30          September 30
				       ------------          ------------
				     1997        1996      1997        1996
				     ----        ----      ----        ----

Revenues (1)                       $  306.8    $  302.4  $  911.3   $  893.4
Costs and expenses                   (286.1)     (321.1)   (845.4)    (874.2)
Translation and exchange
adjustments                            (0.4)        0.3      (0.5)       1.0
Income tax (expense)/benefit           (4.1)        6.9     (13.1)       5.7
				     ------      ------    ------     ------

     Net income/(loss)              $  16.2    $  (11.5) $   52.3   $   25.9
				     ======      ======    ======     ======

Alcoa's share of net income/loss    $   9.6    $   (6.8) $   30.9   $   15.3
				     ======      ======    ======     ======

 (1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     Third quarter ended September 30:     1997 - $ 9.2, 1996 - $ 6.1
     Nine months ended September 30:       1997 - $14.1, 1996 - $12.4


Alcoa and subsidiaries


Summarized unaudited consolidated financial data for AofA, an Australian subsidiary, 60% owned by Alcoa, follow.


					   September 30   December 31
					      1997          1996
					      ----          ----

Cash and short-term investments             $   18.8      $   13.9
Other current assets                           454.6         522.4
Properties, plants and equipment, net        1,511.2       1,695.4
Other assets                                    95.7         108.6
					     -------       -------

Total assets                                 2,080.3       2,340.3
					     -------       -------

Current liabilities                            298.2         341.9
Long-term debt                                 294.5         131.0
Other liabilities                              399.9         435.7
					     -------       -------

      Total liabilities                        992.6         908.6
					     -------       -------

      Net assets                           $ 1,087.7     $ 1,431.7
					     =======       =======


				   Third quarter ended    Nine months ended
				      September 30          September 30
				      ------------          ------------
				    1997        1996       1997        1996
				    ----        ----       ----        ----

Revenues (1)                     $  495.7     $  469.6   $1,491.9    $1,479.1
Costs and expenses                 (383.2)      (360.9)  (1,130.9)   (1,121.7)
Income tax expense                  (40.6)       (40.4)    (130.2)     (127.5)
				  -------      -------    -------     -------

Net income                       $   71.9     $   68.3   $  230.8    $  229.9
				  =======      =======    =======     =======

Alcoa's share of net income      $   43.1     $   41.0   $  138.5    $  137.9
				  =======      =======    =======     =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     Third quarter ended September 30:      1997 - $22.7, 1996 - $ 9.7
     Nine months ended September 30:        1997 - $50.3, 1996 - $41.2


		   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on December 20, 1996 JMB Realty Corporation (JMB) filed a complaint for declaratory relief and damages against Alcoa and two subsidiaries, Alcoa Properties, Inc. and Alcoa Securities Corporation, in the Circuit Court of Cook County, Illinois. JMB claims that it is entitled to a rebate of approximately $71 million, plus annual interest, beginning December 1996 arising from a 1986 stock transaction in which a subsidiary of JMB purchased the outstanding stock of substantially all of the real estate holding subsidiaries of Alcoa Properties, Inc. JMB also is seeking an order canceling three promissory notes that it made and delivered to Alcoa Securities Corporation. JMB owes Alcoa Securities Corporation approximately $53 million on the notes, which matured on December 31, 1996. The Illinois case is in discovery. In January 1997, Alcoa Securities Corporation filed suit against JMB in the Superior Court of Chittenden County, Vermont seeking to collect the approximately $53 million that JMB owes Alcoa Securities Corporation. The Vermont case was dismissed at the trial court level, for lack of jurisdiction, on September 24, 1997. Alcoa Securities Corporation is reviewing its options for continuing collection efforts on the notes.

The New York State Department of Environmental Conservation, in a letter dated October 10, 1997, notified the Company that the Company's Massena, New York facility allegedly is in violation of certain air pollution control requirements. The allegations include operation of certain emission sources without permits, non-compliance with permitting and control standards for sulfur dioxide, carbon monoxide and carbonyl sulfide and violation of requirements related to the deposition of fluoride on vegetation. The Company has commenced an investigation into the allegations.

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



			     ALUMINUM COMPANY OF AMERICA




   October 29, 1997           By /s/ RICHARD B. KELSON
   Date                       Richard B. Kelson
			      Executive Vice President and
			      Chief Financial Officer
			      (Principal Financial Officer)




   October 29, 1997           By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
			      Senior Vice President and Controller
			      (Chief Accounting Officer)

			    EXHIBITS




							     Page

   11. Computation of Earnings per Common Share               22
   12. Computation of Ratio of Earnings to Fixed Charges      23
   15. Independent Accountants' letter regarding unaudited    24
	   financial information
   27. Financial Data Schedule