Form 10-K405
period 1997-12-31
ALUMINUM CO OF AMERICA
filed 1998-03-11
CIK 4281

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

     [ x ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                  OR
     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 6, 1998 there were 168,134,011 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $12,001 million.

Documents incorporated by reference.

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1997 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated March 11, 1998, except for the performance graph and Compensation Committee Report.

                   ALUMINUM COMPANY OF AMERICA

Aluminum Company of America, with headquarters in Pittsburgh, Pennsylvania, was formed in 1888 under the laws of the Commonwealth of Pennsylvania. In this report, unless the context otherwise requires, Alcoa or the Company means Aluminum Company of America and all subsidiaries consolidated for the purposes of its financial statements.

                             PART I

Item 1.  Business.

Overview

     Alcoa is the world's largest aluminum company. It is also the world's largest alumina producer, with close proximity of bauxite mines to its refineries in Australia, Jamaica and Suriname, and high quality bauxite in Brazil. Alumina, a white powdery material, is an intermediate product in the production of aluminum from bauxite and is also a valuable chemical. As a growing, worldwide company, Alcoa now has over 180 operating locations in 28 countries, serving a broad range of markets in developing and industrialized economies.

     Alcoa's products are used in and on beverage containers, airplanes and automobiles, commercial and residential buildings, chemicals and a wide array of consumer and industrial applications. These products are sold directly to industrial customers and other end-users or through independent distributors in the U.S., Brazil, Europe and Asia.

     The Company is organized into 21 independently-managed business units. Business unit leaders are assigned clear performance responsibilities that concentrate authority closer to customers-where most of Alcoa's value creation takes place.

     The U.S. remains the largest market for aluminum. However, the Pacific region, Latin America, Asia and Europe all present opportunities for substantial growth in aluminum use. To take advantage of these growth opportunities, Alcoa has made acquisitions or formed joint ventures and strategic alliances in key regional markets.

Recent Announcement

     On March 9, 1998, Alcoa and Alumax Inc. announced that they have entered into a definitive agreement under which Alcoa will acquire all outstanding shares of Alumax for a combination of cash and stock. Alcoa will commence the transaction with a cash tender offer for one-half the outstanding Alumax shares at $50.00 per share. The second step will be a merger in which each remaining outstanding Alumax share will be converted into 0.6975 of a share of Alcoa common stock.

     The transaction is valued at approximately $3.8 billion, including the assumption of debt. It is conditioned upon approval by Alumax's shareholders of the merger as well as expiration of antitrust waiting periods and other customary conditions, and is expected to be completed in the second quarter of 1998.


Market and Geographic Area Information

     Alcoa serves a variety of customers in a number of markets.
Consolidated revenues from these markets during the past three years were:

                                          (dollars in millions)
                                        1997     1996      1995
                                        ----     ----      ----

     Packaging                         $3,201    $3,326   $3,797
     Transportation                     3,119     2,655    2,232
     Distributor and Other              2,151     2,154    1,988
     Alumina and Chemicals              1,961     1,940    1,705
     Aluminum Ingot                     1,521     1,449    1,247
     Building and Construction          1,366     1,537    1,531
                                       ------    -----    ------
       Total                          $13,319   $13,061  $12,500
                                       ======    ======   ======


     Close to one-half of Alcoa's consolidated sales now is derived from geographic regions other than the U.S., reflecting the Company's growing global presence.

                                         (dollars in millions)
                                        1997     1996    1995
                                        ----     ----    ----
     U.S.                              $7,189   $7,246   $7,043
     Pacific                            2,222    2,248    1,986
     Europe                             2,090    1,841    1,691
     Other Americas                     1,818    1,726    1,780
                                       ------   ------   ------
       Total                          $13,319  $13,061  $12,500
                                       ======   ======   ======

Major Operations

     U.S. - The Company has six aluminum smelters with a combined annual rated capacity of 1.285 million metric tons (mt) that mostly support its internal primary aluminum requirements. It has three large rolling plants, including two facilities for can sheet, and a number of aluminum fabricating facilities that serve the aerospace, automobile, truck, building and construction, packaging and other markets. A substantial majority of 1997 consolidated revenues generated in the U.S. was derived from these major operations.

     Alcoa Fujikura Ltd. (AFL), a 51%-owned subsidiary, designs, produces and markets automotive electrical distribution systems. AFL also produces fiber optic products and systems for electric utilities, telecommunications, cable television and datacom markets. AFL's 1997 revenues were 13% of Alcoa's consolidated revenues. AFL also has operations in Europe, Mexico and South America.

     Australia - Alcoa of Australia Limited (AofA) is 60%-owned by Alcoa and is the Company's largest subsidiary. AofA's aluminum operations include bauxite mining facilities, three alumina refineries, two aluminum smelters and two alumina-based chemicals plants. AofA is the world's largest, and one of the lowest-cost, producers of alumina. An AofA subsidiary also mines gold in Western Australia. AofA's 1997 revenues were 14% of Alcoa's consolidated revenues. Kaal Australia Pty. Ltd., 50%- owned by Alcoa, produces can sheet at its two rolling mills.

     Brazil - Alcoa Aluminio S.A. (Aluminio) is owned 59% by Alcoa. Aluminio operates bauxite mining facilities and two alumina refineries that principally serve its two aluminum smelters. It has several alumina-based chemicals, aluminum fabricating and extrusion plants, plastic closures and container operations, packaging equipment and building and automotive product facilities. Aluminio's revenues in 1997 were 9% of Alcoa's consolidated revenues.

Alcoa's Financial Reporting Segments

     Alcoa's operations consist of three segments: Alumina and Chemicals, Aluminum Processing and Nonaluminum Products. See
Notes A and P to the Financial Statements for segment and related geographic area financial information.

Alumina and Chemicals Segment

     The Alumina and Chemicals segment includes the production and sale of bauxite, alumina and alumina-based chemicals used principally in industrial applications, and transportation services for bauxite and alumina. The segment consists of a group of companies and assets referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa provides operating management for AWAC, which is owned 60% by Alcoa and 40% by WMC Limited (WMC).

Bauxite

     Bauxite, aluminum's principal raw material, is refined into alumina through a chemical process. Most of the bauxite mined and alumina produced by the Company, except by AofA, is further processed by Alcoa into aluminum. All of the Company's active bauxite interests are part of AWAC, except for Aluminio's mines in Pocos de Caldas, Brazil and its 8.6% interest in Mineracao Rio do Norte S.A. (MRN), a joint venture described under "Alumina" below.

     AofA's bauxite mineral leases expire in 2003. Renewal options allow AofA to extend the leases until 2045.

     Suriname Aluminum Company, L.L.C. (Suralco) mines bauxite in Suriname under rights that expire in 2032. Suralco also holds a 24% minority interest in a bauxite mining joint venture managed by the majority owner, an affiliate of Gencor Limited of South Africa. Bauxite from both mining operations serves Suralco's share of a refinery in Suriname. Current mine reserves at both operations are expected to be depleted in the period 2005-2010.

     Alcoa has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea in Western Africa. The bauxite services most of the requirements of the Point Comfort, Texas and San Ciprian, Spain alumina refineries. The contracts expire after 2011.

     Bauxite mining rights in Jamaica expire after the year 2020.
These rights are owned by a joint venture with the Government of Jamaica.

Alumina

     Alcoa is the world's leading supplier of alumina. Alumina is sold principally from operations in Australia, Jamaica and Suriname. About 65% of the Company's alumina production in 1997 was sold under supply contracts to third parties worldwide. Most alumina supply contracts are negotiated on the basis of agreed volumes over multi-year periods to assure a continuous supply to the smelters. Prices are negotiated periodically or are based on formulas related to aluminum ingot market prices or to alumina production costs.

     Australia. AofA's three alumina refineries, located in Kwinana, Pinjarra and Wagerup, in Western Australia, have an aggregate annual rated capacity of 6.7 million metric tons (mt). AofA has begun a 440,000 mt per year expansion of the Wagerup refinery with construction expected to be completed by mid-1999. This US$193 million expansion will increase Wagerup's operating capacity from 1.75 million mt per year to 2.19 million mt per year. This is the first stage of a planned expansion to 3.30 million mt per year at Wagerup, for which AofA has obtained environmental approval.

     The natural gas requirements of the refineries are supplied primarily under a contract with parties comprising the North West Shelf Gas Joint Venture. The prior contract expired in 2005 and imposed minimum purchase requirements. In December 1997, these arrangements were extended through a renegotiation of the prior contract and the signing of a new contract running from 2005 through 2020. These new arrangements now are under review by the Australian competition authorities.

     AWAC entities and Sino Mining Alumina Limited (SMAL), a subsidiary of China National Nonferrous Metals Industry Corporation (CNNC), have a long-term agreement for the purchase of alumina for the CNNC smelter system. The arrangements entitle a subsidiary of SMAL to purchase a minimum of 400,000 mt of alumina per year for 30 years. It also has the option to increase its alumina purchases as CNNC's needs grow. CNNC is a Chinese state-owned enterprise, which operates and controls the state-owned nonferrous industry in China.

     Suriname. Suralco owns 55% of a 1.7 million mt per year alumina refinery in Paranam, Suriname and operates the plant. An affiliate of Gencor holds the remaining 45% interest.

     Jamaica. An Alcoa subsidiary and a corporation owned by the Government of Jamaica are equal participants in an alumina refinery in Clarendon Parish, Jamaica. The Alcoa subsidiary manages the joint venture. The refinery's annual capacity is expected to increase from 800,000 to about 1 million mt by 1999.

     Brazil. Aluminio manages the operation of the Alumar Consortium (Alumar), a cost-sharing and production-sharing venture that owns a large refining and smelting project near Sao Luis, in the northeastern state of Maranhao. In late 1996, the Alumar refinery was expanded by 260,000 mt per year, bringing total annual capacity to 1.3 million mt. It is owned 35.1% by Aluminio, 36% by an affiliate of Gencor, 18.9% by Abalco S.A. (owned 60% by Alcoa and 40% by WMC) and 10% by an affiliate of Alcan Aluminium Limited (Alcan). Most of this alumina production is consumed at the smelter.

     Aluminio holds an 8.6% interest and Abalco S.A. holds a 4.6% interest in MRN, a mining company that is jointly owned by affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia
Vale do Rio Doce, Gencor, Norsk Hydro and Reynolds Metals
Company. Aluminio and Abalco S.A. purchase bauxite from MRN under long-term supply contracts.

     At Pocos de Caldas, Aluminio mines bauxite and operates a refinery. The refinery has an annual capacity of 270,000 mt and primarily supplies Aluminio's nearby smelter.

     Spain. In February 1998, Alcoa acquired from the Spanish State Entity for Industrial Participations the stock of the main sectors of the aluminum business of Industria Espanola del Aluminio, S.A. (Inespal), Spain's state-owned aluminum producer headquartered in Madrid. Inespal had 1997 revenues of $1.1 billion. The acquisition includes a 1.1 million mt per year alumina refinery at San Ciprian, as well as three aluminum smelters, three aluminum rolling facilities, two extrusion plants and an administrative center. Alcoa and a WMC affiliate will hold a 60% and 40% interest, respectively, in the refinery.

     U.S. Alcoa Alumina & Chemicals, L.L.C., through a majority-owned entity, St. Croix Alumina, L.L.C., owns a 600,000 mt per year alumina refinery located on St. Croix, U.S. Virgin Islands. In February 1998, AWAC restarted the refinery to fill customer orders because AWAC's worldwide demand for alumina, including the material it will produce at St. Croix, is sold out for 1998. The refinery had been inactive due to world alumina market conditions.

     Alcoa Alumina & Chemicals, L.L.C. owns an alumina refinery at Point Comfort, Texas. A 365,000 mt per year expansion was completed during 1997 and brought annual capacity to 2.3 million mt.
                                -5-

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


         United States      Outside the United States

   Mobile, Alabama          Kwinana and Rockingham, Australia
   Bauxite, Arkansas        Pocos de Caldas and Salto, Brazil
   Ft. Meade, Florida       Ludwigshafen, Germany
   Dalton, Georgia          Falta, India (joint venture)
   Lake Charles, Port Allen
   and Vidalia, Louisiana   Iwakuni and Naoetsu, Japan
   Leetsdale, Pennsylvania  Moerdijk and Rotterdam, The
                                Netherlands
   Nashville, Tennessee     Singapore, Singapore
   Point Comfort, Texas

     Aluminum fluoride, used in aluminum smelting, is produced from fluorspar at Point Comfort and from hydrofluosilicic acid at Ft. Meade.

     In late 1998, AWAC will begin construction of a facility in China to process tabular alumina and other alumina-based materials for sale to the Chinese refractory market.

Aluminum Processing Segment

     The Aluminum Processing segment comprises the production and sale of molten metal, ingot and aluminum products that are flat-rolled, engineered or finished. Also included are power, transportation and other services.

     Revenues and shipments for the principal classes of products in the Aluminum Processing segment follow.

                                    (dollars in millions)
                                    1997    1996     1995
                                    ----    ----     ----
     Revenues:

       Flat-rolled products       $3,956   $3,920    $4,177
       Engineered products         2,476    2,269     2,303
       Aluminum ingot              1,521    1,449     1,197
       Other aluminum products       287      338       357
                                   -----    -----     -----
      Total                       $8,240   $7,976    $8,034
                                   =====    =====     =====

                                         (mt in thousands)
     Shipments:

       Flat-rolled products        1,392    1,357     1,380
       Engineered products           562      495       454
       Aluminum ingot                920      901       673
       Other aluminum products        82       88        75
                                   -----    -----     -----
      Total                        2,956    2,841     2,582
                                   =====    =====     =====

Aluminum Ingot

     The Company smelts primary aluminum from alumina obtained principally from its alumina refineries. Alcoa's consolidated primary aluminum capacity is rated at approximately 2.1 million mt per year. When operating at capacity, Alcoa's smelters more than satisfy the primary aluminum requirements of its fabricating operations. Most of the Company's primary aluminum production in 1997 was delivered to other Alcoa operations for alloying and/or further fabricating. Purchases of aluminum scrap, principally used beverage cans, supplemented by purchases of ingot when necessary, satisfy additional aluminum requirements.

     Since 1994, Alcoa has had 450,000 mt of its worldwide smelting capacity idle because of an oversupply of ingot on world markets.

     Aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for about 25% of the Company's primary aluminum costs. Alcoa generates approximately 40% of the power used at its smelters worldwide. Most purchase contracts for firm power tie prices to aluminum prices or to prices based on various indices.

     Australia. AofA is a participant in a joint venture smelter at Portland, State of Victoria, with an annual rated capacity of 320,000 mt. The venture is owned 45% by AofA, 25% by the State of Victoria and 10% each by the First National Resources Trust, the China International Trust and Investment Corporation and Marubeni Aluminium Australia Pty., Ltd. A subsidiary of AofA operates the smelter. Each participant in this smelter is required to contribute to the cost of operations and construction in proportion to its interest in the venture and is entitled to its proportionate share of the output. Alumina is supplied by AofA. The Portland site can accommodate additional smelting capacity.

     Currently, approximately 40% of the power for the 180,000 mt Point Henry smelter is generated by AofA using its extensive brown coal deposits. The balance of the power for this smelter and power for the Portland smelter are provided under contracts with the State Electricity Commission of Victoria (SECV). Power prices are tied by formula to aluminum prices. During 1997, AofA concluded contractual discussions with SECV, resulting in an agreement on a supplemental power arrangement through 2002 that meets the full supply requirements of the smelters. Discussions continue with SECV to clarify various commercial aspects of power supplies to the smelters, including the value of "interruptibility" to the power supply at both plants.

     Brazil. The Alumar smelter at Sao Luis, Brazil has an annual rated capacity of 362,000 mt. Aluminio receives about 54% of the production from this smelter. Electric power is purchased from the government-controlled power grid in Brazil at a small discount from the applicable industrial tariff price and is protected by a cap based on the London Metal Exchange (LME) price of aluminum.

     Aluminio contracted with Central Eletricas de Minas Gerais S.A. (CEMIG), the government-controlled electric utility, to supply power to Aluminio's 90,000 mt Pocos de Caldas smelter for a 30-month period that began in October 1996. Aluminio purchased the plant's anticipated full power requirements for this 30-month period through a single payment based on the price of energy on the date of the agreement. At the end of this period, Aluminio may be subject to increased power prices for the plant and may decide to negotiate another purchase of power from CEMIG or from another utility.

     In 1996, Aluminio participated in a consortium that won a bidding process to build the new Machadinho hydroelectric power plant in Southern Brazil. If all environmental and other approvals that are necessary for the construction of the dam and related facilities are received, Aluminio would be entitled to a share of the output beginning in 2002. Aluminio's share is expected to be sufficient to supply approximately one-half of the power requirements for the Pocos de Caldas smelter. In addition, Aluminio intends to participate in an auction process that could result in its purchase of the regional Rio Pardo hydroelectric utility.
                                -7-

     Europe. In 1996, Alcoa acquired the principal operating assets of Alumix S.p.A. (Alumix), Italy's state-owned aluminum producer. Aluminum smelters at Portovesme and Fusina, with combined annual capacity of 187,000 mt, were among the assets purchased. Alumina is supplied under an evergreen agreement with the owners of the Eurallumina refinery, located on Sardinia adjacent to the Portovesme smelter. Power for these smelters is supplied by ENEL, Italy's state-owned utility.

     The acquisition of Inespal mentioned earlier included the purchase of aluminum smelters at San Ciprian, La Coruna and Aviles, with a combined annual capacity of 365,000 mt. Alumina is supplied from Inespal's San Ciprian refinery. Electric power currently is purchased from the government-controlled power grid at the lowest applicable industrial tariff rate.

     U.S. Approximately 55% of the power requirements for Alcoa's six U.S. smelters is generated by the Company; the remainder is purchased under long-term contracts. Approximately 12% of the self-generated power is obtained from Alcoa's entitlement to a fixed percentage of the output from Chelan County Public Utility District's Rocky Reach hydroelectric power facility located in the State of Washington.

     The Company has generated substantially all of the power used at its Warrick, Indiana smelter using nearby coal reserves. A 1996 coal supply contract satisfies 50% of the smelter's fuel requirement through 2006. Existing low-sulfur coal contracts satisfy an additional 35% of the requirement through 1999.

     Lignite is used to generate power for the Rockdale, Texas smelter. Company-owned generating units supply about half of the total requirements, and the balance is purchased through a long-term power contract expiring in 2013 with Texas Utilities.

     Two subsidiaries of the Company own and operate hydroelectric facilities under Federal Energy Regulatory Commission licenses. They provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee plant also purchases firm and interruptible power from the Tennessee Valley Authority under a contract that recently was extended to 2010. At the Badin plant, additional power is purchased from Duke Power under an evergreen contract providing for specified periods of notice before termination by either party.

     The purchased power (primarily hydroelectric) contract for the Massena, New York smelter expires not earlier than 2003, but may be terminated by Alcoa with one year's notice.

     In addition to the power output entitlement contract for its Wenatchee, Washington smelter referred to earlier, Alcoa has a contract with the Bonneville Power Administration (BPA). Several contractual provisions allow restrictions when power is in short supply. Beginning in 1995, a portion of the power supplied under the BPA contract was replaced by power purchased from a local public utility district. Additional power subsequently has been purchased from the district, and currently no BPA power is utilized at Wenatchee Works.

     Suriname. Suralco owns and operates a 30,000 mt per year smelter in Paranam, Suriname. Suralco also operates the Afobaka hydro project, which supplies power to the smelter.

     Norway. Although not included in the revenues and shipment tables above, the Company reports equity earnings from its interest in two smelters in Norway. Elkem Aluminium ANS, 50%- owned by an Alcoa subsidiary, Norsk Alcoa A/S, is a partnership that owns and operates the smelters.

     Canada. On February 25, 1998, Alcoa and the government of British Columbia, Canada signed a memorandum of understanding to proceed with a feasibility study for the construction of a 250,000 mt per year primary aluminum smelter. The study will be completed no later than December 31, 1998. If the study produces a favorable result, construction could start in 1999 and would represent an investment of approximately
$850 million.

Flat-Rolled Products

     Alcoa's flat-rolled products serve three principal markets: light gauge sheet products mainly serve the packaging market, and sheet and plate products serve the transportation and building and construction markets. Alcoa employs its own sales force for most products sold in the packaging market.

     Rigid Container Sheet (RCS). Most of the 1997 revenues in the packaging market were derived from RCS which is sold to can companies for production of beverage and food cans and can ends.

     The number of RCS customers in the U.S. is relatively small.
Use of aluminum beverage cans continues to increase 3% annually worldwide-particularly in Asia, Europe and South America, where per capita consumption remains relatively low.

     Aluminum's diverse characteristics, particularly its light weight, recyclability and flexiblity for package designs, are significant factors in packaging markets where alternatives such as steel, plastic and glass are competitive materials. Leadership in the packaging markets is maintained by improving processes and facilities, as well as by providing marketing, research and technical support to customers. RCS is produced at the following locations:

                         RCS Facilities
Warrick, Indiana                  Yennora, Australia*
Alcoa, Tennessee                  Moka, Japan*
Point Henry, Australia*           Swansea, Wales

     *Joint venture

     Kaal Australia Pty. Ltd., 50%-owned by Alcoa, owns and operates the former AofA rolling mill at Point Henry and the former Comalco Limited rolling mill at Yennora. These mills produce RCS for the Australian and Asian markets. AofA continues to supply Kaal Australia with aluminum ingot.

     A subsidiary of Alcoa participates in a 50/50 joint venture with Kobe Steel, Ltd. to serve RCS markets in Japan and other
Asian countries. In connection with this venture, Alcoa has a long-term contract to supply metal to Kobe Steel.

     Used aluminum beverage cans are an important source of metal for RCS. Recycling aluminum conserves raw materials, reduces litter and saves energy -- about 95% of the energy needed to produce aluminum from bauxite. In addition, recycling capacity costs much less than new primary aluminum capacity. Can recycling or remelt facilities are located at or near Alcoa's Warrick, Indiana; Alcoa, Tennessee; and Yennora, Australia plants.

     In April 1997, Alcoa announced that it had signed a Letter of Intent with Reynolds Metals Company to acquire Reynolds' rolling mill in Muscle Shoals, Alabama, two nearby can reclamation plants and a coil coating facility in Sheffield, Alabama. In late December 1997, Alcoa announced that it was ending its acquisition plans with respect to those operations in light of U.S. Department of Justice opposition.

     Foil. Industrial foil, laminated foil and brazing sheet for the automotive, packaging and building and construction markets are produced at Alcoa's Lebanon, Pennsylvania facility. Continuous casting facilities in Hawesville, Kentucky and Badin, North Carolina produce reroll stock in support of the Lebanon facility. Light gauge sheet, foil products and laminated evaporator panels are manufactured by

Aluminio near Recife, Brazil. Light gauge sheet also is produced at Yennora, Australia. Foil products are produced at Inespal's facilities at Alicante and Sabinanigo, Spain.

     Alcoa and Shanghai Aluminum Fabrication Plant (SAFP) have a joint venture, owned 60% by Alcoa and 40% by SAFP, that operates the former SAFP aluminum foil and foil laminate production facility in Shanghai, China. The joint venture facility currently produces approximately 13,000 mt of aluminum foil per year. Through the use of technology and the addition of a second caster, annual output is expected to increase to about 18,000 mt within two years.

     Sheet and Plate. Sheet and plate products serve the aerospace, auto and truck, lithographic, railroad, ship-building, building and construction, defense and other industrial and consumer markets. The Company maintains its own sales forces for most of these products.

     Differentiation of material properties, price and service are significant competitive factors. Aluminum's diverse characteristics are important in these markets where competitive materials include steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; and wood and vinyl in building and construction applications. Alcoa continues to develop alloys and products for aerospace and defense applications, such as those developed for the Boeing 777, Lockheed F-16, Canadair aircraft and the Advanced Amphibious Assault Vehicle.

     Alcoa's largest sheet and plate plant is located at Davenport, Iowa. It produces products requiring special alloying, heat-treating and other processing, some of which are unique or proprietary. In 1996, Alcoa announced an increase in the Davenport, Iowa plant's heat-treating capacity for sheet and plate as part of a $75 million investment to meet aerospace and automotive demand. Alcoa also commissioned the largest vertical heat-treat furnace in North America, thus tripling the plant's capacity for wide-width fuselage sheet. A horizontal plate heat-treating furnace that will increase capacity by 30% began production in the 1997 second quarter.

     The Company continues to produce cast aluminum plate at its Vernon, California plant after closing its hard alloy extrusion, tube and forgings facilities there in 1994. Alcoa has invested approximately $10 million in new machinery and equipment for the plant's cast aluminum plate operation since the restructuring.

     Alcoa and Kobe Steel have a joint venture in the U.S. and one in Japan to serve the transportation industry. Initial emphasis of these ventures is focused on expanding the use of aluminum sheet products in passenger cars and light trucks.

     The Company's Hungarian subsidiary, Alcoa-Kofem Kft, produces common alloy flat and coiled sheet as well as soft alloy extrusions and end products for the building, construction, food and agricultural markets in central and western Europe. In 1996, Alcoa acquired the remaining 49.9% interest in Kofem from the Hungarian government.

     Kofem began delivering aluminum truck bodies to major beverage companies in Russia and Poland in 1996. Kofem delivered additional truck bodies to customers in central and eastern
European countries in 1997.

     The Company's Alcoa Italia S.p.A. subsidiary, part of the 1996 Alumix acquisition, produces industrial plate and common alloy flat and coiled sheet for the building and construction, transportation and other industrial markets in Europe at its Fusina, Italy rolling mill.

     Alcoa has a 165,000 square-feet plant in Hutchinson, Kansas for further processing and just-in-time stocking of aluminum sheet products for the U.S. aerospace market. Alcoa serves European sheet and plate markets through a distribution center in Paal, Belgium.

     Alcoa has completed construction of a 165,000 square-feet plant in Danville, Illinois for further processing and just-in-time stocking of aluminum sheet products for the North American automotive market. The Company expects this facility to begin production in the 1998 first quarter.

     The Inespal acquisition mentioned earlier also included the purchase of rolling mills at Amorebieta, Alicante and Sabinanigo, Spain which produce industrial plate and common alloy flat and coiled sheet for the building and construction, transportation and other industrial markets in Europe.

Engineered Products

     Engineered products include extrusions used in the transportation and construction markets; aluminum forgings and castings; aluminum wheels; wire, rod and bar; and automotive components.

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

     Aluminum extruded products are manufactured by a subsidiary in Argentina and by Aluminio at several locations in Brazil. In 1996, Aluminio acquired the extrusion assets of an Alcan affiliate in Brazil. The assets included four plants and eight extrusion presses. The transaction has been submitted to Brazilian antitrust authorities for review and approval, and that approval is pending.

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

     Aluminum East ZAO, through its Building Systems
International branch, assembled and sold aluminum windows and doors in Russia. This business is being discontinued.

     The Alumix acquisition mentioned earlier also included the purchase of extrusion plants in Bolzano, Fossanova, Feltre and Iglesias, Italy and an extrusion die shop in Mori, Italy.

     The Inespal acquisition also included the purchase of extrusion plants at Noblejas and La Coruna, Spain.

     Alcoa also has extrusion plants in Valls, Spain, Hungary and the United Kingdom.

     Mechanical-grade redraw rod, wire and cold-finished rod and bar are produced at Massena, New York and are sold to distributors and customers for applications in the building and transportation markets.

     Forgings/Castings. Aluminum forgings, sold principally in the aerospace, automotive, commercial transportation and defense markets, are produced at Cleveland, Ohio and Szekesfehervar, Hungary.

     In 1997 Alcoa completed construction of a multi-phase facility to increase wheel production at its Cleveland operations. This represented a $42 million investment to increase production of forged aluminum wheels to meet market demand for U.S. light trucks.

     Alcoa and Superior Industries International Inc. have formed a company to produce cast aluminum wheels for commercial trucks and buses. The wheels will be marketed through Alcoa's existing wheel sales organization. The initial manufacturing operations are located at Superior's Van Nuys, California facility. The parties expect to reach commercial production levels by mid-1999.

     Alcoa's plant in Szekesfehervar, Hungary manufactures forged aluminum truck wheels for the European market. The plant also manufactures wheels for export to Asian, South American and other geographic markets where European-style wheels are used. The plant began production in mid-1997.

     Alcoa has a 50% interest in a partnership, A-CMI, with a subsidiary of CMI International, Inc. to produce cast and forged aluminum automotive parts. A-CMI's first European manufacturing plant in Lista, Norway develops and produces cast aluminum chassis, suspension, brake and powertrain components and systems. The plant represents a total investment of approximately $40 million. It is located near the 50%-owned Elkem Aluminium ANS smelter, which delivers molten aluminum to the plant. Production began in late 1997.

     A-CMI's Kentucky Casting Center in Hawesville, Kentucky, its second North American facility, produces aluminum chassis and suspension structural components for the automotive market.

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

     In 1993, Alcoa began operating a unique multi-million dollar plant in Soest, Germany to supply aluminum components and subassemblies to its first customer, Audi AG. In 1994, Audi began marketing its A8 luxury sedan in Europe-the first production automobile to utilize a complete aluminum spaceframe body structure. The aluminum spaceframe of the A8 is a result of a cooperative effort between Alcoa and Audi that began in 1981 and is constructed from these components and sub-assemblies produced by Alcoa. The 1997 A8 debuted in U.S. showrooms in the fall of 1996. The Soest plant also produces the front end module for the new Mercedes-Benz A Class car.

     Alcoa also operates design and engineering offices in Esslingen (Stuttgart), Germany; Detroit, Michigan and at Alcoa
Technical Center, near Pittsburgh, Pennsylvania, where it designs aluminum auto body structures for a variety of European car manufacturers.

     Alcoa is working with several other automobile manufacturers in North America and Japan to develop new automotive applications for aluminum products. For example, Chrysler Corporation's Plymouth Prowler, a new roadster, entered initial, low-volume production in 1997. Carrying 900 pounds of aluminum (or approximately one-third of its weight), the Prowler is constructed of an all-aluminum frame and body as well as aluminum for brake rotors and suspension components. Alcoa and Chrysler designed the car's spaceframe and Alcoa provides aluminum sheet stock to be stamped into body panels and bumper assemblies. Alcoa's plant in Northwood, Ohio manufactures the Prowler frame and a variety of aluminum structural assemblies for the U.S. automotive industry including the Corvette windshield surround.

     Other Aluminum Products. Aluminio produces aluminum truck and van bodies and aluminum casting products in Sao Paulo, Brazil and aluminum electrical cable at its Pocos de Caldas plant.
Aluminio is negotiating for the sale of the assets of its aluminum truck body division.

     In December 1997, Aluminio and Phelps Dodge Corporation signed a joint venture agreement to produce aluminum electric cable and copper wiring and cables in Brazil. The venture, Phelps Dodge & Alcoa Fios e Cabos Eletricos S.A., is owned 60% by Phelps Dodge and 40% by Aluminio. Production takes place at the venture's plant in Pocos de Caldas. The transaction has been submitted to Brazilian antitrust authorities for review and approval.

     Alcoa Building Products, Inc. manufactures and markets residential aluminum siding and other aluminum building products.
These products are sold principally to wholesale distributors.

     Alcoa Closure Systems International, Inc. produces aluminum closures for bottles at Worms, Germany; Nogi and Ichikawa, Japan;
and Barcelona, Spain. In April 1997, Alcoa sold the assets of its Richmond, Indiana works to Silgan Holdings Inc.

     Alcoa and Sinter Metals, Inc. of Cleveland, Ohio, have formed a strategic alliance to develop and expand the market for aluminum parts produced by powder metallurgy techniques, especially for the automotive, business machine, appliance, lawn care and leisure equipment markets.

     Alcoa produces and markets aluminum paste, particles, flakes and atomized powder. It also produces high-purity aluminum.

Nonaluminum Products Segment

     The Nonaluminum Products segment includes the production and sale of electrical, plastic and composite materials products, manufacturing and packaging equipment, gold, magnesium products and steel and titanium forgings.

Alcoa Fujikura Ltd. (AFL)

     AFL produces and markets electronic and electrical distribution systems (EDS) for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL supplies EDS to Ford, Subaru, Kenworth, Peterbilt,
Mack and Navistar.

     In 1995, AFL acquired the operations of Electro-Wire Products, Inc. Electro-Wire manufactured EDS for autos, trucks and farm equipment. Combining these two businesses created a worldwide enterprise that is the largest supplier of EDS to Ford Motor Company's worldwide operations. The combined enterprise also is the largest supplier of EDS to the heavy truck industry.

     AFL owns Michels GmbH & Co. K.G. (Michels), a manufacturer of EDS for automobiles, appliances and farm equipment, with two plants in Germany and five plants in Hungary. In mid-1997, AFL acquired the remaining 10% interest in Michels from its founder. The Stribel group of companies, European manufacturers of electromechanical and electronic components for the European automotive market, also are owned by AFL.

     AFL and Aluminio have a joint venture, AFL do Brasil Ltda., that manufactures and sells EDS in Brazil. During 1997, AFL established an EDS manufacturing facility in Venezuela.

     Significant competitive factors in the EDS markets include price, quality and full service supplier capability. Automakers increasingly require support from their selected suppliers on a global basis.
                                -13-

     In mid-1997, AFL's telecommunications division acquired the assets of Six "R" Communications Inc., a Monroe, North Carolina-based provider of EF&I services (engineer, furnish and install) to the telecom, CATV and electric utility industries. Six "R" Communications, L.L.C., a majority-owned entity, now operates this business.

Packaging and Closures

     Alcoa Closure Systems International, Inc. (ACSI) is the world's largest producer of plastic closures for beverage containers. Its business is coordinated from Indianapolis, Indiana. The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and is gaining momentum in other countries. Alcoa has plastic closure, PET (polyethylene terephthalate) plastic bottles or packaging equipment design and assembly facilities at the following locations:

                   Packaging and Closures Facilities

Crawfordsville, Indiana
Santiago, Chile
Ichikawa and Nogi, Japan
Olive Branch, Mississippi
Tianjin, China
Saltillo, Mexico
Buenos Aires, Argentina
Bogota, Colombia
Lima, Peru
Manama, Bahrain
Szekesfehervar, Hungary
Lyubuchany, Russia
Barueri, Itapissuma, Lages and Queimados, Brazil
Barcelona, Spain

     In September 1997, ACSI began production of plastic closures at Lyubuchany, Russia, south of Moscow. The unit is known as Alcoa CSI Vostok.

     The Alcoa Packaging Equipment business unit (APE) designs, manufactures and services bodymakers, decoration equipment, registered embossers, end conversion presses and a variety of testing equipment for the can making industry, along with plastic and aluminum closure handling, orientation, inspection and capping equipment for the food and beverage industry. Alcoa Advanced Technologies, a division of APE, supplies advanced material products to the semiconductor equipment industry.

Other Nonaluminum Products

     The former Stolle Corporation was comprised of four divisions -- Alcoa Building Products (whose principal products for building and construction markets are vinyl siding and accessories, plastic injected molded shutters and architectural accessories and coated aluminum trim and rain carrying products); Dayton Technologies (which produced extruded profiles for the vinyl window and patio door markets); Norcold (which produced refrigerator units) and Caradco (which manufactured vinyl and wood windows and patio doors).

     In February 1997, Alcoa sold the assets of Dayton Technologies to Deceuninck Plastics Industries, N.V., a Belgian building materials company, and the assets of Norcold and a related Alcoa subsidiary, Arctek Corporation, to The Dyson-Kissner-Moran Corporation. In April 1997, Alcoa sold the assets of Caradco to JELD-WEN inc., a privately-held building products and millwork manufacturer. The Stolle Corporation was renamed Alcoa Building Products, Inc.

     Northwest Alloys, Inc., in Addy, Washington, produces magnesium from minerals in the area owned by the Company. The magnesium is used by Alcoa for certain aluminum alloys and also is sold to third parties.

     Aluminio and Alcatel Cable Ameriques (ACA), a subsidiary of Alcatel of France, have formed a joint venture to manufacture, in Brazil, and sell telecommunication cables and related accessories in South America. The venture, called Alcatel Cabos Brazil, is owned 40% by Aluminio and 60% by ACA

                                -14-

and affiliates. The transaction has been submitted to the Brazilian antitrust authorities for review and approval.

     Aluminio formerly owned and operated a chain of retail construction materials outlets in Brazil. Aluminio disposed of its interest in these outlets in September 1997.

     In January 1997, Alcoa sold the assets of Composite Structures, in Monrovia, California (which was the last operating division of Alcoa Composites, Inc.), to an investment group. ACI has been conducting a transition and/or liquidation of its remaining assets and liabilities. ACI principally designed and manufactured composite parts and structures for aerospace and transportation applications.

     An AofA subsidiary, Hedges Gold Pty. Ltd., mines gold in
Western Australia under leases that expire in 2009 subject to renewal options. Gold production has been declining since 1990.

     Large press steel, titanium and special super-alloy forgings are produced at Cleveland, Ohio. These products are sold principally in aerospace and commercial markets.

     Alcoa owns a 36% interest in American Trim, L.L.C., a joint venture that manufactures primarily auto parts and appliance control panels.

Competition

     The markets for most aluminum products are highly competitive. Price, quality and service are the principal competitive factors in most of these markets. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight and recyclability. The competitive conditions are discussed earlier for each of the Company's major product classes.

     The Company continues to examine all aspects of its operations and activities and redesign them where necessary to enhance effectiveness and achieve cost reductions. Alcoa believes that its competitive position is enhanced by its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets, and by the capability of its employees. This includes implementation of Alcoa Business System and the Alcoa Production System. Research and development has led to improved product quality and production techniques, new product development and cost control.

Other Risk Factors

     The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     In addition to inherent operating risks, Alcoa is exposed to financial, market, political and economic risks.

Commodity Price Risks

     Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an internationally-produced, priced and traded commodity. The principal trading market for ingot is the LME. Alcoa participates in this market by buying and selling future portions of its aluminum requirements and output.

     The aluminum industry is highly cyclical and the Company's results of operations are influenced by LME-based prices of primary aluminum. This price sensitivity impacts a portion of the Company's
                                -15-

alumina sales and many of the Company's aluminum products, with less impact on the more specialized and value-added products.

     For aluminum price risk management purposes, Alcoa divides its operations into four regions: U.S., Pacific, Other Americas and Europe. AofA in the Pacific region and Aluminio in the Other Americas are generally in net long metal positions. From time to time, they may sell production forward. Operations in the European region are generally net metal short and may purchase forward positions periodically. Historically, forward purchase and sales activity within these three regions has not been material.

     In the normal course of business, Alcoa enters into long-term contracts with a number of its fabricated products customers. At December 31, 1997 and 1996, such contracts approximated 2.093 million mt and 2.369 million mt, respectively.
Alcoa may enter into similar arrangements in the future.

     In order to hedge the risk of higher prices for the anticipated metal purchases required to fulfill these long-term customer contracts, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At December 31, 1997 and 1996, these contracts totaled approximately 1,084,000 mt and 872,000 mt, respectively.

     A hypothetical 10% change from the 1997 year-end, three-month LME aluminum ingot price of $1,552 per mt would result in a pre-tax gain or loss to future earnings of $170 million related to these contracts. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the cost of purchased metal. Earnings were selected as the measure of sensitivity due to the historical relationship between aluminum ingot prices and Alcoa's earnings. The hypothetical change of 10% was calculated using a parallel shift in the existing December 31, 1997 forward price curve for aluminum ingot. The price curve takes into account the time value of money, as well as future expectations regarding the price of aluminum ingot.
The model also assumes there will be no aluminum smelter capacity restarted by Alcoa.

     The futures and options contracts noted above are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

     For financial accounting purposes, the gains and losses on the hedging contracts are reflected in earnings concurrent with the hedged costs. The cash flows from these contracts are classified in a manner consistent with the underlying nature of the transactions.

     Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. Deferred gains of $113 million on the hedging contracts at December 31, 1997 are expected to offset the increase in the price of the purchased metal.

     The expiration dates of the options and the delivery dates of the futures contracts do not always coincide exactly with the dates on which Alcoa is required to purchase metal to meet its contractual commitments with customers. Accordingly, some of the futures and options positions will be rolled forward. This may result in significant cash inflows if the hedging contracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows if metal prices fall below the price of contracts being rolled forward.

     In addition to the above-noted aluminum positions, Alcoa also had 259,000 mt and 205,000 mt of futures and options contracts outstanding at year-end 1997 and 1996, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax charges to earnings of $13 million in 1997 and $57 million in 1996.

     A hypothetical 10% change in aluminum ingot prices from the year-end 1997 level of $1,552 per mt would result in a pre-tax gain or loss of $30 million related to these positions. The hypothetical gain or loss was calculated using the same model and assumptions noted earlier.

     Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Notes A and Q to the Financial Statements.

     Foreign Exchange Risks

     Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are used to limit transactional exposure to changes in currency exchange rates. The forward contracts principally cover existing exposures and firm commitments, while options are generally used to hedge anticipated transactions.

     A hypothetical 10% change in applicable 1997 year-end forward rates would result in a pre-tax gain or loss of approximately $80 million related to these positions. However, it should be noted that any change in value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. The model assumes a parallel shift in the forward curve for the applicable currencies. See Note Q to the Financial Statements for information related to the notional and fair market values of Alcoa's foreign exchange contracts at December 31, 1997 and 1996.

     Interest Rate Risks

     Alcoa attempts to maintain a reasonable balance between fixed and floating rate debt and uses interest rate swaps and caps to keep financing costs as low as possible.

     At December 31, 1997 and 1996, Alcoa had $1,952 million and $2,075 million of debt outstanding at effective interest rates of 7.00% and 6.71% after the impact of interest rate swaps and caps is taken into account. A hypothetical change of 10% in Alcoa's effective interest rate from year-end 1997 levels would increase or decrease interest expense by $14 million. For more information related to Alcoa's use of interest rate instruments, see Notes A and Q to the Financial Statements.

     Risk Management

     All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward and are held for purposes other than trading.
They are used primarily to mitigate uncertainty and volatility, and principally cover underlying exposures.

     Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). It is composed of the chief executive officer, the president, the chief financial officer and other officers and employees whom the chief executive officer may select from time to time. SRMC reports to the Board of Directors at each of its scheduled meetings on the scope of its derivative activities.

     Material Limitations

     The disclosures with respect to aluminum prices and foreign exchange risk do not take into account the underlying anticipated purchase obligations and the underlying transactional foreign exchange exposures. If the underlying items were included in the analysis, the gains or losses on the futures and options contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa's control and could vary significantly from those disclosed.

     Year 2000 Issue

     Alcoa, assisted by outside consultants, has conducted a detailed review of its administrative and process control computer systems to identify areas that are affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in computational errors as dates are compared across the century boundary. The vast majority of the Company's products do not contain microprocessors or other electronic components and thus are not susceptible to Year 2000 issues in their operation.

     The Company's evaluation of the Year 2000 readiness of process control systems includes monitoring and control devices for plants and other operating locations. Plans detailing the tasks and resources required to ensure Year 2000 readiness for process control are expected to be in place by mid-year. The total cost associated with any required modifications for the Company's critical process control systems is not expected to be material to the Company's financial position.

     An unexpected failure to have corrected a Year 2000 problem could result in an interruption in certain normal business activities or operations. However, the Company believes that, with the completion of its Year 2000 project, significant interruptions will not be encountered. See also Year 2000 Issue on page 35 in the Annual Report to Shareholders.

Employees

     Alcoa had 81,600 employees worldwide at year-end 1997.
About one-third of the employees are located in the U.S.

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

     In 1996, a new five-year labor agreement covering about
1,100 employees at Alcoa's Forged Products business unit in Cleveland, Ohio was ratified. A three-week strike followed the expiration of the previous three-year pact.

     Wages for AofA employees are covered by agreements that are negotiated under guidelines established by a national industrial relations authority.

     Wages for both hourly and salaried employees of Aluminio are negotiated annually in compliance with government guidelines.
Each Aluminio location, however, has a separate compensation package for its employees.

Research and Development

     Alcoa, a technology leader in the aluminum industry, engages in research and development programs which include basic and applied research, and process and product development. These activities are conducted principally at Alcoa Technical Center. Several business units conduct their own R&D programs. Expenditures for R&D activities were $143 million in 1997, $166 million in 1996 and $141 million in 1995. Substantially all R&D is funded by the Company.

Environmental

     Alcoa's Environment, Health and Safety Policy confirms its commitment to operate worldwide in a manner which protects the environment and the health and safety of employees and of the citizens of the communities where the Company operates.

     Alcoa continues its efforts to develop and implement modern technology, and standards and procedures, to meet its Environment, Health and Safety Policy. Approximately $94 million was spent during 1997 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $102 million in 1998. The costs of operating these facilities are not included in these figures. Remediation expenses are continuing at many of the Company's facilities. See Environmental Matters on page 33 in the Annual Report to Shareholders and "Item 3 - Legal Proceedings" below.

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

     The New York State Department of Environmental Conservation
(DEC), in a letter dated October 10, 1997, notified Alcoa that its Massena, New York facility allegedly is in violation of certain air pollution control requirements. The allegations included operation of certain emission sources without permits, non-compliance with permitting and control standards for sulfur dioxide, carbon monoxide and carbonyl sulfide and violation of requirements related to the deposition of fluoride on vegetation. In early March 1998, the Company agreed to an Order on Consent with the DEC. Resolution includes a civil penalty of $57,500. The settlement is expected to be effective by the end of the first quarter of 1998.

     In March 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Point Comfort)/Lavaca Bay National Priorities List site which includes portions of Alcoa's Point Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study at the site overseen by the EPA. Work under the administrative order is proceeding. The Company and certain Federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, entered into several agreements during 1996 to cooperatively identify restoration alternatives and approaches for Lavaca Bay. Efforts under those agreements are ongoing.

     In March 1997, Alcoa Italia received an order from Italian governmental authorities relating to several environmental deficiencies at its Fusina Plant. Alcoa Italia and the governmental authorities commenced discussions that resulted in a plan for sampling certain emission points. The plan is expected to be implemented in the near future and will confirm compliance of these sources with legal requirements.

     Other Matters

     Alcoa was named as one of several defendants in a number of lawsuits filed as a result of the Sioux City, Iowa DC-10 plane crash in 1989. The plaintiffs claim that Alcoa fabricated the titanium fan disk involved in the alleged engine failure of the plane from a titanium forging supplied by a third party. All of the 117 cases originally filed have been resolved.

     In August 1994, the U.S. Department of Justice (DOJ) issued a Civil Investigative Demand (CID) to Alcoa regarding activities undertaken by Alcoa in response to a multinational Memorandum of Understanding negotiated by the U.S. government and other sovereign nations. In the second quarter of 1997, Alcoa received a letter from the DOJ closing the investigation.

     On June 13, 1995, the Company was served with a class action complaint in the matter of John P. Cooper, et al. v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs alleged violation of Federal and state civil rights laws prohibiting discrimination on the basis of race and gender. In June

1997, the court approved a settlement agreement which provides for complete settlement of all class-wide claims for injunctive relief in consideration for $212,000 and implementation of certain structural changes. The settlement also provides for mediation of certain remaining individual claims for damages due to a hostile work environment or wrongful termination. All other claims were released under the terms of the agreement. The mediation process is ongoing.

     Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly one hundred insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa's favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa will be able to recover from its insurers on the three test sites. Alcoa has appealed these rulings to the Washington Court of Appeals and expects briefing and argument on the appeal to be completed in 1998.

     In March 1996, a class action complaint was filed in Los Angeles County (California) Superior Court against U.S. producers of primary aluminum, including Alcoa, claiming conspiracy and collusive action in violation of state antitrust laws. The suit alleged that the defendants colluded to raise prices of aluminum products by cutting production. The defendants removed the case to Federal court in April 1996. On July 1, 1996, the U.S. District Court for the Central District of California granted the defendants' motion for summary judgment and the complaint was dismissed. Plaintiff filed a notice of appeal with the Ninth Circuit Court of Appeals. In December 1997, plaintiff's appeal of the dismissal of this action was denied.

     In March 1996, Alcoa received a subpoena from the U.S. Department of Commerce in connection with the export of potassium fluoride by a subsidiary for use at its alumina refineries in Jamaica and Suriname. Following a review of records provided by the Company, the Department of Commerce has charged that the Company made shipments without export licenses, which had been required since 1991 as a result of a regulatory change.

     In December 1996, JMB Realty Corporation (JMB) filed a complaint for declaratory relief and damages against Alcoa and two subsidiaries, Alcoa Properties, Inc. and Alcoa Securities Corporation, in the Circuit Court of Cook County, Illinois. JMB claims that it is entitled to a rebate of approximately $78 million (including interest through 1997) from Alcoa Properties, Inc., arising from a stock transaction that occurred in 1986 in which a subsidiary of JMB purchased the outstanding stock of substantially all of Alcoa Properties, Inc.'s real estate holding subsidiaries. JMB also is seeking an order canceling three promissory notes that it made and delivered to Alcoa Securities Corporation. JMB owes Alcoa Securities Corporation approximately $58 million on the notes (including interest through 1997). In response to JMB's suit, Alcoa and Alcoa Properties, Inc. have denied that any rebate is owed to JMB, and Alcoa Securities Corporation has counterclaimed for collection of the outstanding balance due on the notes.

     In April 1997, German customs authorities conducted a search of the offices of Alcoa VAW Hannover Presswerk GmbH & Co. KG (Alcoa VAW) in Hannover, Germany, seeking materials relating to export transactions dating from 1992. In November 1997, German customs authorities reported 53 documentary customs violations, and in January 1998, the local district attorney opened legal proceedings on the matter. Discussions between Alcoa VAW and German customs authorities continue.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

Item 4A. Executive Officers of the Registrant.

     The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of March 1, 1998 are listed below.

     Paul H. O'Neill, 62, Chairman of the Board and Chief Executive Officer. Mr. O'Neill was elected a director of Alcoa in 1986 and became Chairman of the Board and Chief Executive Officer in June 1987. Before joining Alcoa, Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper Company.

     Alain J. P. Belda, 54, President and Chief Operating Officer. Mr. Belda was elected President and Chief Operating Officer in January 1997. He was President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. Mr. Belda was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 he was named President - Latin America for the Company. Mr. Belda was elected Executive Vice President in 1994 and Vice Chairman in 1995.

     George E. Bergeron, 56, Executive Vice President. Mr. Bergeron was named President - Alcoa Closure Systems International in 1982 and was elected Vice President and General Manager - Rigid Packaging Division in July 1990. He was appointed President - Rigid Packaging Division in 1991.
Mr. Bergeron was elected Executive Vice President of Alcoa in January 1998 and is responsible for corporate growth initiatives.

     Michael Coleman, 47, Vice President and President - Alcoa Rigid Packaging Division. Mr. Coleman joined Alcoa in January 1998. He had been Vice President - Operations of North Star Steel from 1993 to 1994, Executive Vice President - Operations from 1994 to 1996 and President from 1996 through 1997. Mr. Coleman joined North Star Steel in 1982.

     Richard L. Fischer, 61, Executive Vice President -
Chairman's Counsel.  Mr. Fischer was elected Vice President and
General Counsel in 1983 and became Senior Vice President in 1984.
He was given the additional responsibility for Corporate
Development in 1986 and in 1991 named to his present position.
In his current assignment, Mr. Fischer is responsible for Corporate Development and the expansion and integration of Alcoa's international business activities.

     L. Patrick Hassey, 52, Vice President and President - Alcoa Europe. Mr. Hassey joined Alcoa in 1967 and was named Davenport Works Manager in 1985. In 1991, he was elected a Vice President of Alcoa and appointed President - Aerospace/Commercial Rolled Products Division. Mr. Hassey was appointed President - Alcoa Europe in November 1997.

     Patricia L. Higgins, 48, Vice President and Chief Information Officer. Ms. Higgins joined Alcoa in January 1997 and is responsible for the integration and implementation of the Company's computer initiatives. She began her career at American Telephone & Telegraph Co. in 1977 and was Vice President of International Sales Operations in Network Systems before joining Nynex Corporation in 1991 as Group Vice President, Manhattan Market Area. In 1995, Ms. Higgins moved to Unisys Corporation where she was President, Communications Market Sector Group.

     Richard B. Kelson, 51, Executive Vice President and Chief Financial Officer. Mr. Kelson was appointed Assistant Secretary and Managing General Attorney in 1984 and Assistant General Counsel in 1989. He was elected Senior Vice President - Environment, Health and Safety in 1991 and Executive Vice President and General Counsel in May 1994. Mr. Kelson was named to his current position in May 1997.

     Frank L. Lederman, 48, Vice President and Chief Technical
Officer.  Mr. Lederman was Senior Vice President and Chief
Technical Officer for Noranda, Inc., a company he joined in 1988.

Mr. Lederman joined Alcoa as a Vice President in May 1995 and became Chief Technical Officer in December 1995. In his current position Mr. Lederman directs operations of the Alcoa Technical
Center.

     G. John Pizzey, 52, Vice President and President, Alcoa World Alumina. Mr. Pizzey joined Alcoa of Australia Limited in 1970 and was appointed to the board of Alcoa of Australia as Executive Director - Victoria Operations and Managing Director of Portland Smelter Services in 1986. He was named President - Bauxite and Alumina Division of Alcoa in 1994 and President - Primary Metals Division of Alcoa in 1995. Mr. Pizzey was elected a Vice President of Alcoa in 1996 and was appointed President - Alcoa World Alumina in November 1997.

     Lawrence R. Purtell, 50, Executive Vice President - Environment, Health and Safety and General Counsel. Mr. Purtell joined Alcoa in November 1997. He had been Corporate Secretary and Associate General Counsel of United Technologies Corporation from 1989 to 1992 and Vice President and General Counsel of Carrier Corporation from 1992 to 1993. Mr. Purtell was Senior Vice President and General Counsel and Corporate Secretary of McDermott International, Inc. from 1993 to 1996. In 1996, he joined Koch Industries, Inc. as Senior Vice President, General Counsel and Corporate Secretary.

     Robert F. Slagle, 57, Executive Vice President, Human Resources and Communications. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, was named Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle was named Vice President - Raw Materials, Alumina and Industrial Chemicals in 1989, and Vice President of Alcoa and Managing Director - Alcoa of Australia Limited in 1991. He was named President - Alcoa World Alumina in 1996 and was elected to his current position in November 1997.

     G. Keith Turnbull, 62, Executive Vice President - Alcoa Business System. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director - Technology Planning in 1982, Vice President - Technology Planning in 1986 and Executive Vice President - Strategic Analysis/Planning and Information in 1991. In January 1997 he was named to his current position, with responsibility for company-wide implementation of Alcoa Business System.


                             PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on pages 60 through 61 of the 1997 Annual Report to Shareholders (the Annual Report) and are incorporated herein by reference.

     At February 9, 1998 (the record date for the Company's 1998 annual shareholders meeting), there were approximately 95,800 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

     The comparative columnar table showing selected financial data for the Company is set forth on page 27 of the Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     Management's review and comments on the consolidated financial statements are set forth on pages 28 through 35 of the Annual Report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

     The information regarding quantitative and qualitative disclosures about market risk is set forth on pages 32 through 33 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 37 through 49 of the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding Directors is contained under the caption "The Board of Directors" on pages 7 through 13 of the Registrant's definitive Proxy Statement dated March 11, 1998 (the
Proxy Statement) and is incorporated herein by reference.

     The information regarding executive officers is set forth in
Part I, Item 4A under "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

     This information is contained under the caption
"Compensation of Executive Officers" on pages 13 through 20 of the Proxy Statement and is incorporated herein by reference. The performance graph and Report of the Compensation Committee shall not be deemed to be "filed."

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     This information is contained under the caption "Alcoa
Common Stock Ownership" on page 6 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     This information is contained under the caption
"Transactions with Directors' Companies" on page 12 of the Proxy
Statement and is incorporated herein by reference.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on
Form 8-K.

    (a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

     (1) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are set forth on pages 37 through 49 of the Annual
Report and are incorporated herein by reference.

     (2) The following report and schedule should be read in conjunction with the Company's consolidated financial statements in the Annual Report:

     Independent Accountant's Report of Coopers & Lybrand L.L.P. dated January 8, 1998, except for Note V, for which the date is February 6, 1998, on the Company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 1997, 1996 and 1995.

     Schedule II - Valuation and Qualifying Accounts - for the fiscal years ended December 31, 1997, 1996 and 1995.

     (3)  Exhibits

Exhibit
Number                      Description *

  2. Agreement and Plan of Merger among the Company, AMX Acquisition Corp. and Alumax Inc. dated as of March 8, 1998 (filed herewith). The Registrant will furnish supplementally a copy of all omitted Schedules to
       Exhibit 2 upon the request of the Securities and Exchange Commission.

  3(a).Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the Company's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1993.

  3(b).By-Laws of the Registrant, incorporated by reference to exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

10(a). Long Term Stock Incentive Plan (restated) effective
       January 1, 1997, as amended January 1, 1998 (filed herewith).

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

10(h)(1).   Amendment to Restricted Stock Plan for Non-Employee
       Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1989.

10(i)(1).   Amendment to Fee Continuation Plan for Non-Employee
       Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

10(j)(2).   Amendment to Deferred Compensation Plan, effective
       June 1, 1995, incorporated by reference to exhibit
       10(j)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(k). Summary of the Executive Split Dollar Life Insurance
       Plan, dated November 1990, incorporated by reference to
       exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(l). Dividend Equivalent Compensation Plan, effective February
       3, 1997, incorporated by reference to exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(m). Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

12.    Computation of Ratio of Earnings to Fixed Charges.

13.    Portions of Alcoa's 1997 Annual Report to Shareholders.

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

   (b) Reports on Form 8-K. None was filed in the fourth quarter of 1997.

                      Independent Accountant's Report



To the Shareholders and Board of Directors
Aluminum Company of America

     Our report on the consolidated financial statements of Aluminum Company of America has been incorporated by reference in this Form 10-K from page 36 of the 1997 Annual Report to Shareholders of Aluminum Company of America. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                 /s/Coopers & Lybrand L.L.P.
                                 COOPERS & LYBRAND L.L.P.


600 Grant Street
Pittsburgh, Pennsylvania
January 8, 1998, except
for Note V, for which the
date is February 6, 1998
                                -28-


         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31
                          (in millions)


Col. A                           Col. B                Col. C             Col. D     Col. E
------                           ------                ------             ------     ------
                                                     Additions
                                                     ---------
                                 Balance at   Charged to    Charged to
                                 beginning    costs and     other                     Balance at
     Description                 of period    expenses (A)  accounts (B)  Deductions  end of period
     -----------                 ---------    ------------  ------------  ----------  -------------
Allowance for doubtful accounts:

    1997                         $ 48.4        $ 5.8        $(4.0)(A)      $13.6(B)   $ 36.6

    1996                         $ 45.8        $24.0        $ 1.5(A)       $22.9(B)   $ 48.4

    1995                         $ 37.4        $17.4        $(1.8)(A)      $ 7.2(B)   $ 45.8

Income tax valuation allowance:

    1997                         $110.0        $11.9       $(13.2)(A)       $5.2(C)   $103.5

    1996                         $112.1        $23.9         -             $26.0(C)   $110.0

    1995                         $170.0        $16.2         -             $74.1(C)   $112.1

Notes: (A) Collections on accounts previously written  off,
           acquisition/divestiture of subsidiaries and foreign currency translation adjustments.
       (B) Uncollectible accounts written off
       (C) Related primarily to reductions in the valuation reserve based on a change in circumstances.

                                -29-


                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ALUMINUM COMPANY OF AMERICA


March 11, 1998              By  /s/Earnest J. Edwards

                                 Earnest J. Edwards
                               Senior Vice President and
                                  Controller
                               (Also signing as Principal
                                   Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                Date


/s/Paul H. O'Neill     Chairman of the Board      March 11, 1998
  Paul H. O'Neill        and Chief Executive
                         Officer (Principal
                         Executive Officer
                         and Director)


/s/Richard B. Kelson   Executive Vice President   March 11, 1998
    Richard B. Kelson  and Chief Financial
                          Officer
                         (Principal Financial
                          Officer)


Kenneth W. Dam, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, John P. Mulroney, Sir Arvi Parbo, Henry B. Schacht, Forrest N. Shumway, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 11, 1998, by Denis A. Demblowski, their Attorney-in-Fact.*


*By  /s/Denis A. Demblowski
     Denis A. Demblowski
     Attorney-in-Fact


                                -30-