Form 10-Q
period 1998-03-31
ALUMINUM CO OF AMERICA
filed 1998-04-29
CIK 4281

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


For the Quarter Ended March 31, 1998     Commission File Number 1-3610


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

                                        Yes  X    No

     As of April 27, 1998, 168,391,732 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15865

                 PART I - FINANCIAL INFORMATION

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                       (unaudited)
                                                         March 31     December 31
ASSETS                                                     1998           1997
                                                       ------------  -------------
Current assets:
Cash and cash equivalents (includes cash of $89.6 in
1998 and $100.8 in 1997)                                 $   915.4     $   800.8
Short-term investments                                        86.7         105.6
Receivables from customers, less allowances:
  1998-$52.2; 1997-$36.6                                   2,029.9       1,581.2
Other receivables                                            200.0         216.4
Inventories (b)                                            1,421.2       1,312.6
Deferred income taxes                                        180.0         172.3
Prepaid expenses and other current assets                    272.3         228.0
                                                         ---------     ---------
Total current assets                                       5,105.5       4,416.9
                                                         ---------     ---------

Properties, plants and equipment, at cost                 15,387.1      15,254.0
Less, accumulated depreciation, depletion and
  amortization                                             8,717.9       8,587.5
                                                         ---------     ---------
Net properties, plants and equipment                       6,669.2       6,666.5
                                                         ---------     ---------
Other assets                                               2,398.4       1,987.2
                                                         ---------     ---------
Total assets                                             $14,173.1     $13,070.6
                                                         =========     =========

LIABILITIES
Current liabilities:
   Short-term borrowings                                 $   544.7     $   347.7
   Accounts payable, trade                                   887.5         811.7
   Accrued compensation and retirement costs                 411.4         436.0
   Taxes, including taxes on income                          449.9         334.2
   Other current liabilities                                 559.0         375.7
   Long-term debt due within one year                        112.9         147.2
                                                         ---------     ---------
     Total current liabilities                             2,965.4       2,452.5
                                                         ----------    ---------
Long-term debt, less amount due within one year            1,811.0       1,457.2
Accrued postretirement benefits                            1,741.9       1,749.6
Other noncurrent liabilities and deferred credits          1,465.9       1,271.2
Deferred income taxes                                        289.9         281.0
                                                         ---------     ---------
Total liabilities                                          8,274.1       7,211.5
                                                         ---------     ---------

MINORITY INTERESTS                                         1,467.5       1,439.7
                                                         ---------     ---------

SHAREHOLDERS' EQUITY
Preferred stock                                               55.8          55.8
Common stock                                                 178.9         178.9
Additional capital                                           573.4         578.1
Retained earnings                                          4,758.1       4,717.3
Treasury stock, at cost                                     (767.9)       (758.0)
Accumulated other comprehensive income (i)                  (366.8)       (352.7)
                                                         ---------     ---------
Total shareholders' equity                                 4,431.5       4,419.4
                                                         ---------     ---------
Total liabilities and shareholders' equity               $14,173.1     $13,070.6
                                                         =========     =========

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                  First quarter ended
                                                        March 31
                                                       ---------

                                                   1998         1997
                                                   ----         ----
REVENUES
Sales and operating revenues                   $3,445.1     $3,231.1
Other income, principally interest                 28.1         41.3
                                                -------      -------
                                                3,473.2      3,272.4
                                                -------      -------
COSTS AND EXPENSES
Cost of goods sold and operating expenses       2,618.2      2,489.0
Selling, general administrative and other
  expenses                                        153.8        159.0
Research and development expenses                  24.5         35.6
Provision for depreciation, depletion and
  amortization                                    184.8        182.6
Interest expense                                   39.2         37.3
Taxes other than payroll and severance taxes       32.1         33.8
Special items (e)                                   -           (4.6)
                                                -------      -------
                                                3,052.6      2,932.7
                                                -------      -------

EARNINGS
  Income before taxes on income                   420.6        339.7
Provision for taxes on income (c)                 140.9        118.9
                                                -------      -------
  Income from operations                          279.7        220.8
Less: Minority interests' share                   (69.8)       (61.7)
                                                -------      -------
NET INCOME                                     $  209.9     $  159.1
                                                =======      =======

EARNINGS PER SHARE (d)
    Basic                                      $   1.25     $    .92
                                                  =====        =====

    Diluted                                    $   1.24     $    .91
                                                  =====        =====

Dividends paid per common share                $   .375     $   .225
                                                  =====        =====

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                   Three months ended
                                                                        March 31
                                                                       ---------
                                                                     1998         1997
                                                                  ----------   ----------
CASH FROM OPERATIONS
Net income                                                        $  209.9     $  159.1
Adjustments to reconcile net income to cash from operations:
  Depreciation, depletion and amortization                           191.4        186.5
  Change in deferred income taxes                                    (11.0)         4.0
  Equity income before additional taxes, net of dividends            (12.1)        (4.8)
  Special items                                                        -           (4.6)
  Book value of asset disposals                                       11.1          3.6
  Minority interests                                                  69.8         61.7
  Other                                                                6.0        (15.5)
  Increase in receivables                                           (181.3)      (194.4)
  Reduction in inventories                                            34.9         36.3
  (Increase) reduction in prepaid expenses and other current
    assets                                                             (.1)         1.2
  Reduction in accounts payable and accrued expenses                 (97.6)         (.7)
  Increase in taxes, including taxes on income                        67.1         53.8
  Increase (reduction) in deferred hedging gains                       5.5        (33.4)
  Net change in noncurrent assets and liabilities                    (55.1)        (7.4)
                                                                   -------      -------
    CASH FROM OPERATIONS                                             238.5        245.4
                                                                   -------      -------
FINANCING ACTIVITIES
Net changes in short-term borrowings                                  68.6         (1.1)
Common stock issued and treasury stock sold                            5.8        118.6
Repurchase of common stock                                           (20.4)       (83.5)
Dividends paid to shareholders                                       (64.1)       (39.0)
Dividends paid to minority interests                                 (89.9)       (33.0)
Additions to long-term debt                                          416.1        159.9
Payments on long-term debt                                          (111.4)      (310.3)
                                                                   -------      -------
    CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES               204.7       (188.4)

INVESTING ACTIVITIES
Capital expenditures                                                (173.4)      (208.0)
Acquisitions, net of cash acquired                                  (149.1)         -
Proceeds from the sale of assets                                       -          121.2
Net change in short-term investments                                  18.8        (64.9)
Additions to investments                                             (16.5)         (.4)
Changes in minority interests                                          (.5)        20.6
Other                                                                 (7.2)        (5.8)
                                                                   -------      -------
    CASH USED FOR INVESTING ACTIVITIES                              (327.9)      (137.3)
                                                                   -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (.7)          .5
                                                                   -------      -------
CHANGES IN CASH
Net change in cash and cash equivalents                              114.6        (79.8)
Cash and cash equivalents at beginning of year                       800.8        598.1
                                                                   -------      -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  915.4     $  518.3
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

Notes to Condensed Consolidated Financial Statements
(in millions, except share amounts)

   Notes:

   (a)  Summarized consolidated financial data for Alcoa
        Aluminio S.A. (Aluminio) and Alcoa of Australia Limited
        (AofA) begin on page 16.

   (b)  Inventories consisted of:

                                            March 31      December 31
                                              1998           1997
                                          ------------   -------------
        Finished goods                     $  345.2       $  314.9
        Work in process                       483.1          433.0
        Bauxite and alumina                   264.9          263.9
        Purchased raw materials               221.1          197.3
        Operating supplies                    106.9          103.5
                                            -------        -------
                                           $1,421.2       $1,312.6
                                            =======        =======


        Approximately 55% of total inventories at March 31,1998 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $784.6 and $769.8 higher at March 31, 1998 and December 31, 1997, respectively.

   (c) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1998 first quarter rate of 33.5% differs from the statutory rate primarily because of lower tax rates on foreign income.

   (d) Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted EPS calculation. The detail of basic and diluted EPS follow:

                                                   First quarter ended
                                                         March 31
                                                        ---------

                                                     1998         1997
                                                     ----         ----
      Net income                                   $209.9        $159.1
      Less: Preferred stock dividends                  .6            .6
                                                   ------        ------
      Income available to common stockholders      $209.3        $158.5
      Weighted average shares outstanding     168,146,708   173,121,653
      Basic EPS                                     $1.25         $0.92
                                                   ======        ======
      Effect of dilutive securities:
        Shares issuable upon exercise of
        dilutive outstanding stock options      1,165,696     1,722,383
        Diluted shares outstanding            169,312,404   174,844,036
      Diluted EPS                                   $1.24         $0.91
                                                   ======        ======


   (e) A net pre-tax gain of $4.6 (an after-tax loss of $1.1) was recorded in the 1997 first quarter related to special items. Asset sales generated income of $25.0, while increases to environmental reserves and an impairment at a U.S. manufacturing facility resulted in a charge of $20.4.

   (f) On March 9, 1998, Alcoa and Alumax Inc. announced that they had entered into an agreement under which Alcoa will acquire all of outstanding shares of Alumax for a combination of cash and stock. The cash tender offer is for one-half of the outstanding stock of Alumax at $50.00 per share with the remaining Alumax shares converted into 0.6975 of a share of Alcoa common stock. The transaction was valued at approximately $3,800, including the assumption of debt. The combined company will have about 100,000 employees. It will operate at 250 locations in 30 countries with estimated 1998 revenues of $17,000. The acquisition is subject to antitrust review and other customary conditions including approval by stockholders of Alumax owning a majority of the Alumax shares.

   (g) On February 6, 1998, Alcoa completed its acquisition of Inespal, S.A. of Madrid, Spain. Alcoa paid approximately $150 in cash and assumed $260 of debt and liabilities in exchange for substantially all of Inespal's businesses. Inespal is an integrated aluminum producer with 1997 revenues of $1,100. The acquisition included an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants, an administrative center and related sales offices in Europe.

   (h)  In January 1998, Alcoa issued $300 of 6.75% bonds due
        2028. The net proceeds were used for general corporate purposes.

   (i)  The calculation of comprehensive income is as follows:


                                            First quarter ended
                                                  March 31
                                                 ---------
                                             1998          1997
                                             ----          ----
       Net income                          $209.9        $159.1
       Other comprehensive loss             (14.1)        (78.2)
                                           ------        ------
       Comprehensive income                $195.8        $ 80.9
                                           ======        ======


 In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form
 10-K for the year ended December 31, 1997.

 The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Coopers & Lybrand L.L.P., the Company's independent certified public accountants, as described in their report on page 8.

Independent Accountant's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


  We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 1998, the unaudited condensed statements of consolidated income and cash flows for the three-month periods ended
March 31, 1998 and 1997, which are included in Alcoa's
Form 10-Q for the period ended March 31, 1998. These financial statements are the responsibility of Alcoa's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1997, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 1998, except for
Note V, for which the date is February 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.


COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
April 6, 1998

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.
                                               First quarter ended
                                                    March 31
                                                    --------
                                                1998        1997
                                                ----        ----
 Sales and operating revenues               $3,445.1    $3,231.1
 Net income                                    209.9       159.1
 Basic earnings per common share               $1.25         .92
 Diluted earnings per common share             $1.24         .91
 Shipments of aluminum products (1)              778         720
 Shipments of alumina (1)                      1,923       1,769


(1) In thousands of metric tons (mt)


Overview
Alcoa earned $209.9, or $1.25 per basic share, for the first quarter of 1998. This compares with earnings of $159.1, or 92 cents per basic share, in the 1997 first quarter. Revenues increased 7% to $3,445 compared with $3,231 for the 1997 quarter, while aluminum shipments increased 8%. Annualized return on shareholders' equity was 17.9% for the 1998 quarter, compared with 13.7% in the 1997 quarter.

Special items in the 1997 quarter resulted in a pre-tax gain of $4.6 (an after-tax loss of $1.1). Asset sales generated income of $25.0, while increases to environmental reserves and an impairment at a U.S. manufacturing facility resulted in a charge of $20.4.

Alcoa of Australia Limited's (AofA) net income decreased 11% from the 1997 quarter to $71.4, primarily due to lower realized prices for alumina and ingot. Higher shipments of alumina and cost improvements partially offset the price declines.

In Brazil, Alcoa Aluminio's (Aluminio) first quarter 1998 net income was $23.4, an increase of 31% from the comparable 1997 period. Higher interest income, a lower effective tax rate and lower production and administrative costs accounted for the increase. Lower revenues, a result of lower aluminum prices, partially offset the previously mentioned increases.

Consolidated revenue and shipment information by segment follow.

 First quarter ended March 31         Revenues            Shipments (000 mt)
 ----------------------------         --------            ------------------
 Segment                            1998      1997        1998          1997
 -------                            ----      ----        ----          ----
 1. Alumina and chemicals         $  493    $  495     1,923(1)        1,769(1)
                                  ------    ------     -----           -----

 2. Aluminum processing:
      Flat-rolled products         1,072       896       362             329
      Engineered products            640       605       149             142
      Aluminum ingot                 391       381       245             230
      Other aluminum products         65        75        22              19
                                  ------    ------     -----           -----
                                   2,168     1,957       778             720
                                  ------    ------     -----           -----
 3. Nonaluminum products             784       779
                                  ------    ------

 Total                            $3,445    $3,231
                                  ======    ======

(1) Alumina shipments only.


1. Alumina and Chemicals Segment
Total revenues for this segment were $493 in the 1998 first quarter, a decrease of $2 from the comparable 1997 quarter. The lower segment revenues were driven by a slight drop in realized chemicals prices as alumina revenues were flat. Realized alumina prices fell 8% from the 1997 quarter but were offset by a similar increase in shipments.

Alcoa World Alumina and Chemicals (AWAC) produced 2,711 mt of alumina during the 1998 first quarter, compared with 2,505 mt in the comparable 1997 period. Of the 1998 first quarter amount, 1,923 mt was shipped to third-party customers.

2. Aluminum Processing Segment
Flat-rolled products - Total flat-rolled products revenue rose a substantial 20% from the 1997 first quarter. The increase was due to higher shipments and prices for rigid container sheet
(RCS) and sheet and plate. The acquisition of Inespal by Alcoa in February 1998 had a positive impact on shipments of flat-rolled products for the 1998 first quarter.

Sales of RCS for beverage cans provide approximately half of the revenues and shipments within flat-rolled products. RCS revenues were up 16% from the 1997 first quarter as higher shipments and prices had an equal effect on revenues. The increase in shipments in the 1998 first quarter was a result of customer inventory adjustments in the 1997 first quarter, resulting in lower shipments in that quarter.

Sheet and plate revenues increased 28% from the 1997 period due primarily to a 16% rise in shipments. Most of the volume increase was the result of the Inespal acquisition, with higher prices in Europe primarily responsible for the price related increase in revenues.

Engineered products - Engineered products include extrusions used in the transportation and construction markets, aluminum forgings, and wire, rod and bar. Revenues from the sale of engineered products increased 6% from the 1997 first quarter on a 5% increase in shipments.

Revenues from sales of extruded products were up 5% from the 1997 quarter on a 10% increase in prices. Volumes fell while prices for hard alloy extrusions, used primarily by the transportation market, rose.

Revenues from the sale of forged aluminum wheels increased 33% over the 1997 first quarter, primarily as a result of shipments from Alcoa's new European wheels facility, which began operations late in the 1997 second quarter. In addition, wire, rod and bar revenues rose 13% as shipments increased 16% over the 1997 first quarter.

Aluminum ingot - Revenues for this product were up 3% from the 1997 first quarter on a 7% increase in shipments. Inespal added approximately 22,000 mt of shipments in the 1998 first quarter, while shipments from U.S. smelters and Aluminio were down.

Other aluminum products - The major products in this category include aluminum closures and the sale of aluminum scrap. Revenues decreased 13% from the 1997 first quarter, as Alcoa sold its Richmond, Indiana aluminum closure facility in 1997. Lower prices for scrap also had a negative impact on this segment's revenues in the 1998 quarter.

3. Nonaluminum Products Segment
Revenues for the nonaluminum products segment were $784 in the 1998 first quarter, up 1% from the 1997 quarter. Revenues at Alcoa Fujikura Ltd. (AFL) increased 10% as demand for automotive electrical components continues to be good. In addition, revenues from the sale of plastic closures increased 13% from the 1997 first quarter. In 1997, Alcoa sold a number of non-core businesses, resulting in a $38 reduction in revenues in the 1998 first quarter when compared with the 1997 first quarter.

Cost of Goods Sold
Cost of goods sold increased $129.2, or 5%, from the 1997 first quarter. The increase reflects higher volumes, the Inespal acquisition and purchased material cost increases, partially offset by improved cost performance. Cost of goods sold as a percentage of revenue in the 1998 first quarter was 76.0% versus 77.0% in the 1997 first quarter. The lower ratio in 1998 is primarily due to the above-mentioned items.

Other Income & Expenses
Other income was down $13.2 from the 1997 first quarter primarily due to the occurrence of mark-to-market losses in the 1998 quarter versus gains in the 1997 quarter. Offsetting the mark-to-market losses were higher interest and equity income.

Selling, general and administrative expenses were down $5.2, or 3%, from the 1997 first quarter. In addition, research and development expenses were down $11.1, or 31%. The significant decline in research and development expense was due to fewer employees at Alcoa's primary research facility.

Interest expense was up $1.9, or 5%, from the 1997 period, due primarily to the issuance of $300 of 6.75% bonds by Alcoa in the 1998 first quarter. In addition, higher borrowings by AofA also contributed to the increase.

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1998 first quarter rate of 33.5% differs from the statutory rate primarily because of lower tax rates on foreign income.

Minority interests' share of income from operations rose 13% from the 1997 first quarter. The increase is due primarily to higher earnings at Aluminio and Alcoa Alumina and Chemicals, partially offset by lower earnings at AofA.

Commodity Risks
Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. Aluminum ingot is an internationally priced, sourced and traded commodity. The principal trading market for ingot is the London Metal Exchange (LME). Alcoa participates in this market by buying and selling forward portions of its aluminum requirements and output.

In the normal course of business, Alcoa enters into long-term contracts with a number of its fabricated products customers. At December 31, 1997, such contracts totaled approximately 2,093,000 mt. Alcoa may enter into similar arrangements in the future.

In order to hedge the risk of higher prices for the anticipated metal purchases required to fulfill these long-term customer contracts, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore it is highly likely that anticipated metal requirements will be met. At March 31, 1998 and December 31, 1997, these contracts totaled approximately 857,000 mt and 1,084,000 mt, respectively.

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

Alcoa intends to close out the hedging positions at the time it purchases the metal from third parties, thus creating the right economic match both in time and price. The deferred gains on the hedging contracts of $85 at March 31, 1998 are expected to offset the increase in the price of the purchased metal.

In addition, Alcoa had 291,000 mt and 259,000 mt of LME contracts outstanding at March 31, 1998 and December 31, 1997, respectively, that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax losses of $19.8 and gains of $6.1 at March 31, 1998 and 1997, respectively.

Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material.

Financial Risk
Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are used to manage transactional exposure to changes in currency exchange rates. The forward contracts principally cover firm commitments. Options generally are used to hedge anticipated transactions.

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

Alcoa's remediation reserve balance at the end of the 1998 first quarter was $230 and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Approximately 24% of the reserve relates to Alcoa's Massena, N.Y. plant site and 21% relates to Alcoa's Pt. Comfort, Texas plant site. Remediation expenditures charged to the reserve during the 1998 three-month period were $13. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in ongoing operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1998 first quarter totaled $238.5, compared with $245.4 in the 1997 quarter. The decrease reflects higher working capital requirements along with a higher level of noncurrent assets and liabilities. These items were nearly offset by higher net income.

Financing Activities
Financing activities generated $204.7 of cash in the first quarter, compared with cash outlays of $188.4 in the 1997 period. The primary reason for the difference was Alcoa's issuance of $300 of 6.75% bonds due in 2028. The net proceeds of this borrowing were used for general corporate purposes. In addition, the 1998 first quarter included $20.4 used to repurchase 297,500 shares of the Company's common stock.

Dividends paid to shareholders were $64.1 in the 1998 three-month period, an increase of $25.1 over the 1997 period. The increase was primarily due to Alcoa's bonus dividend program, which paid out 12.5 cents in the 1998 quarter above the base dividend of 25 cents. There was no bonus dividend in 1997.

Investing Activities
Investing activities used $327.9 during the 1998 first quarter, compared with $137.3 in the 1997 period. Capital expenditures for the 1998 period were $173.4, down $34.6 from the 1997 first quarter. In February 1998, Alcoa acquired Inespal S.A of Madrid, Spain. Alcoa paid approximately $150 in cash and assumed $260 in debt and liabilities in exchange for substantially all of Inespal's businesses. Inespal is an integrated aluminum producer with 1997 revenues of $1,100. The acquisition included an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants, an administrative center and related sales offices in Europe.

During the 1997 quarter, Alcoa completed asset sales involving its Alcoa Composites, Dayton Technologies, Norcold and Arctek subsidiaries. A total of $121.2 was received for the operating assets of these entities.

Recently Issued Accounting Standards
A new accounting rule, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. The implementation of SFAS No. 131 will require the disclosure of segment information on the same basis that is used internally for evaluating segment performance and allocating resources to segments. Implementation of this new standard is required for calendar year 1998. The company has reviewed its internal reporting system and has determined that segment reporting based on a global product basis will best meet the requirements of the new standard. The company will change its segment disclosures to this new basis as of year-end 1998, however, the exact makeup of the segment disclosure is still being determined. The conversion to this new segment reporting structure and the implementation of the new standard will not have a financial impact on Alcoa's consolidated financial statements. Rather, it will affect the presentation of segment information in the notes to the consolidated financial statements.

In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. The implementation of SFAS No. 132 will revise certain footnote disclosure requirements related to pension and other retiree benefits. The new standard will not have a financial impact on the company. Implementation is required for calendar year 1998.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires the capitalization of certain costs incurred with the purchase or development of software to be used internally. The SOP is effective for fiscal years beginning after December 15, 1998. Alcoa does not expect the implementation of this statement to have a material impact on its financial statements.

Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a 59%-owned subsidiary of Alcoa Brazil Holdings Company, follow.

                                         March 31   December 31
                                         --------   -----------
                                           1998        1997
                                           ----        ----
Cash and short-term investments        $   305.0   $    305.8
Other current assets                       418.3        389.8
Properties, plants and equipment, net      815.3        825.4
Other assets                               246.9        233.1
                                        --------     --------

      Total assets                       1,785.5      1,754.1
                                        --------     --------

Current liabilities                        309.7        316.8
Long-term debt                             420.8        403.2
Other liabilities                           86.0         88.5
                                        --------     --------

      Total liabilities                    816.5        808.5
                                        --------     --------

            Net assets                 $   969.0    $   945.6
                                        ========     ========

                                        First quarter ended
                                              March 31
                                              --------
                                           1998        1997
                                           ----        ----

Revenues (1)                           $   273.4    $   288.2
Costs and expenses                        (249.1)      (265.8)
Translation and exchange adjustments          .6          (.1)
Income tax expense                          (1.5)        (4.5)
                                        --------     --------

Net income                             $    23.4    $    17.8
                                        ========     ========

Alcoa's share of net income            $    13.8    $    10.5
                                        ========     ========

 (1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     First quarter ended March 31:    1998 - $2.0, 1997 - $2.4


Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, a 60%- owned subsidiary of Alcoa International Holdings Company, follow.


                                           March 31     December 31
                                           --------     -----------
                                             1998          1997
                                             ----          ----
Cash and short-term investments           $     4.0     $     9.5
Other current assets                          428.3         386.1
Properties, plants and equipment, net       1,425.0       1,385.9
Other assets                                   89.5          86.2
                                            -------       -------

   Total assets                             1,946.8       1,867.7
                                            -------       -------

Current liabilities                           331.8         304.1
Long-term debt                                226.6         225.3
Other liabilities                             376.6         361.6
                                            -------       -------

   Total liabilities                          935.0         891.0
                                            -------       -------

   Net assets                             $ 1,011.8      $  976.7
                                            =======       =======

                                              First quarter ended
                                                    March 31
                                                    --------
                                             1998           1997
                                             ----           ----

Revenues (1)                              $   441.8      $   491.7
Costs and expenses                           (330.6)        (364.3)
Income tax expense                            (39.8)         (46.9)
                                           --------       --------

   Net income                             $    71.4      $    80.5
                                           ========       ========

Alcoa's share of net income               $    42.8      $    48.3
                                           ========       ========

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    First quarter ended March 31:     1998 - $13.1, 1997 - $12.7


                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

Following the March 9, 1998 announcement of the proposed acquisition of Alumax by Alcoa and AMX Acquisition Corporation, five putative class actions on behalf of stockholders of Alumax were filed in the Delaware Court of Chancery against Alumax and certain of Alumax's directors, four of which also name Alcoa as a defendant. The plaintiffs in those actions allege, among other things, that the director defendants have agreed to a buyout of Alumax at an inadequate price, that they have failed to provide Alumax's stockholders with all necessary information about the value of Alumax, that they failed to make an informed decision as no market check of Alumax's value was obtained and the acquisition is structured to ensure that stockholders will tender their shares and is coercive. In addition, the plaintiffs allege that the Schedules 14D-1 and 14D-9 filed by Alcoa, AMX Acquisition Corporation and Alumax, respectively, fail to disclose certain information necessary for Alumax's stockholders to make an informed decision regarding the offer and the other transactions contemplated by the merger agreement. Plaintiffs seek to enjoin the acquisition or to rescind it in the event that it is consummated and to cause Alumax to implement a "full and fair" auction for Alumax. Plaintiffs seek compensatory damages in an unspecified amount, costs and disbursements, including attorneys' fees, and such other relief as the Delaware Court of Chancery deems appropriate.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       12.  Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.  Financial Data Schedule

(b) No reports on Form 8-K were filed by Alcoa during the quarter covered by this report.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALUMINUM COMPANY OF AMERICA




April 28, 1998                By /s/RICHARD B. KELSON
Date                          Richard B. Kelson
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



April 28, 1998                By /s/EARNEST J. EDWARDS
Date                          Earnest J. Edwards
                              Senior Vice President and Controller
                              (Chief Accounting Officer)

                            EXHIBITS

                                                        Page

12. Computation of Ratio of Earnings to Fixed Charges    21
15. Independent Accountants' letter regarding unaudited  22
    financial information
27. Financial Data Schedule