Form 10-K/A
period 1997-12-31
ALUMINUM CO OF AMERICA
filed 1998-06-26
CIK 4281

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

			       FORM 10-K/A

			     AMENDMENT NO. 1

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

     This Amendment to Form 10-K is being filed to amend Item 4A and Item 10. The full text of Item 4A and Item 10 is set forth in this Amendment to Form 10-K.

				-1-

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


     Frank L. Lederman, 48, Vice President and Chief Technical
Officer.  Mr. Lederman was Senior Vice President and Chief
Technical Officer of Noranda, Inc., a Canadian-based, diversi-fied natural resource company, from 1988 to 1995.

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


     Lawrence R. Purtell, 50, Executive Vice President - Environment, Health and Safety and General Counsel. Mr. Purtell joined Alcoa in November 1997. He had been Corporate Secretary and Associate General Counsel of United Technologies Corporation from 1989 to 1992. Mr. Purtell was Vice President and General Counsel of Carrier Corporation, a unit of United Technologies Corporation and international designer, manufacturer and marketer of heating, ventilating and air conditioning equipment and ser-vices, from 1992 to 1993. Mr. Purtell was Senior
Vice President and General Counsel and Corporate Secretary of McDermott International, Inc. from 1993 to 1996. In 1996, he joined Koch Industries, Inc. as Senior Vice President, General Counsel and Corporate Secretary.


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

Item 10.  Directors and Executive Officers of the Registrant.


     The information regarding Directors contained under the caption "The Board of Directors" on pages 7 through 13 of the Registrant's definitive Proxy Statement dated March 11, 1998 (the Proxy Statement) that is incorporated herein by reference is being amended as follows:

Kenneth W. Dam

Age:                         65

Director since:              1987

Principal occupation:        Max Pam Professor of American and
			     Foreign Law, University of Chicago
			     Law School since 1992.

Recent business experience:  Mr. Dam served as President and
			     Chief Executive Officer for United
			     Way of America in 1992, Vice Presi-
			     dent for Law and External Relations
			     of IBM Corporation from 1985 to
			     1992, Deputy Secretary of State
			     1982 to 1985 and Provost of the
			     University of Chicago from 1980 to
			     1982.

Other directorships:         Council on Foreign Relations, the
			     Brookings Institution and a number
			     of nonprofit organizations.



Marina v.N. Whitman

Age:                         62

Director since:              1994

Principal occupation:        Professor of Business Administra-
			     tion and Public Policy, School of
			     Business Administration, and the
			     School of Public Policy at the
			     University of Michigan since 1992.

Recent business experience:  Dr. Whitman was Vice President and
			     Group Executive, Public Affairs and
			     Marketing Staffs of General Motors
			     Corporation from 1985 to 1992 and
			     Vice President and Chief Economist
			     from 1979 to 1985.  She was a
			     member of the President's Council
			     of Economic Advisers from 1972 to
			     1973.

Other directorships:         Browning-Ferris Industries, Inc.,
			     The Chase Manhattan Corporation,
			     The Procter & Gamble Company and
			     Unocal Corporation.

			    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			    ALUMINUM COMPANY OF AMERICA


June 26, 1998               By  /s/Richard B. Kelson

				 Richard B. Kelson
				 Executive Vice President and
				 Chief Financial Officer
				 (Principal Financial Officer)