Form 10-Q
period 1998-06-30
ALUMINUM CO OF AMERICA
filed 1998-08-06
CIK 4281

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


For the Quarter Ended June 30, 1998   Commission File Number 1-3610


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

                                        Yes  X    No

     As of August 4, 1998, 183,294,405 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15900


                             -1-

                 PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                          (unaudited)
                                                            June 30      December 31
                                                             1998           1997
                                                             ----           ----
ASSETS
Current assets:
  Cash and cash equivalents (includes cash of $320.3 in
  1998 and $100.8 in 1997)                                $   834.2      $   800.8
  Short-term investments                                       74.8          105.6
  Accounts receivable from customers, less allowances:
    1998-$63.7; 1997-$36.6                                  2,447.5        1,581.2
  Other receivables                                           171.1          216.4
  Inventories (b)                                           1,887.1        1,312.6
  Deferred income taxes                                       242.2          172.3
  Prepaid expenses and other current assets                   259.6          228.0
                                                          ---------      ---------
    Total current assets                                    5,916.5        4,416.9
                                                          ---------      ---------

Properties, plants and equipment, at cost                  17,862.9       15,254.0
Less, accumulated depreciation, depletion and
  amortization                                              8,788.9        8,587.5
                                                          ---------      ---------
    Net properties, plants and equipment                    9,074.0        6,666.5
                                                          ---------      ---------
Other assets                                                2,586.1        1,987.2
                                                          ---------      ---------
    Total assets                                          $17,576.6      $13,070.6
                                                          =========      =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                   $   461.6      $   347.7
  Accounts payable, trade                                   1,041.6          811.7
  Accrued compensation and retirement costs                   439.4          436.0
  Taxes, including taxes on income                            397.0          334.2
  Other current liabilities                                   779.9          375.7
  Long-term debt due within one year                          162.8          147.2
                                                          ---------      ---------
    Total current liabilities                               3,282.3        2,452.5
                                                          ---------      ---------
Long-term debt, less amount due within one year (c)         3,703.4        1,457.2
Accrued postretirement benefits                             1,898.8        1,749.6
Other noncurrent liabilities and deferred credits           1,628.4        1,271.2
Deferred income taxes                                         411.2          281.0
                                                          ---------      ---------
    Total liabilities                                      10,924.1        7,211.5
                                                          ---------      ---------

MINORITY INTERESTS                                          2,301.5        1,439.7
                                                          ---------      ---------

SHAREHOLDERS' EQUITY
Preferred stock                                                55.8           55.8
Common stock                                                  178.9          178.9
Additional capital                                            573.1          578.1
Retained earnings                                           4,965.2        4,717.3
Treasury stock, at cost                                    (1,022.7)        (758.0)
Accumulated other comprehensive income (d)                   (399.3)        (352.7)
                                                          ---------      ---------
    Total shareholders' equity                              4,351.0        4,419.4
                                                          ---------      ---------
     Total liabilities and shareholders' equity           $17,576.6      $13,070.6
                                                          =========      =========



The accompanying notes are an integral part of the financial statements.

                             -2-


Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                Second quarter        Six months
                                                    ended              ended
                                                   June 30            June 30
                                                   -------            -------

                                                 1998      1997      1998      1997
                                                 ----      ----      ----      ----
REVENUES
Sales                                         $3,587.0   $3,432.0  $7,032.1  $6,663.1
Other income                                      18.3       37.7      46.4      79.0
                                               -------    -------   -------   -------
                                               3,605.3    3,469.7   7,078.5   6,742.1
                                               -------    -------   -------   -------

COSTS AND EXPENSES
Cost of goods sold                             2,760.0    2,602.1   5,378.2   5,091.1
Selling, general administrative and other
  expenses                                       154.2      160.5     308.0     319.5
Research and development expenses                 27.9       34.7      52.4      70.3
Provision for depreciation, depletion and
  amortization                                   186.1      181.1     370.9     363.7
Special items (e)                                  -          -         -        (4.6)
Interest expense                                  41.8       33.4      81.0      70.7
Taxes other than payroll taxes                    30.0       33.9      62.1      67.7
                                               -------    -------   -------   -------
                                               3,200.0    3,045.7   6,252.6   5,978.4
                                               -------    -------   -------   -------

EARNINGS
  Income before taxes on income                  405.3      424.0     825.9     763.7
Provision for taxes on income (f)                135.8      148.0     276.7     266.9
                                               -------    -------   -------   -------
  Income from operations                         269.5      276.0     549.2     496.8
Less: Minority interests' share                  (62.4)     (68.4)   (132.2)   (130.1)
                                               -------    -------   -------   -------
NET INCOME                                    $  207.1   $  207.6  $  417.0  $  366.7
                                               =======    =======   =======   =======

EARNINGS PER SHARE (g)
   Basic                                      $   1.24   $   1.19  $   2.49  $   2.11
                                               =======    =======   =======   =======


   Diluted                                    $   1.24   $   1.18  $   2.48  $   2.09
                                               =======    =======   =======   =======

Dividends paid per common share               $   .375   $    .25  $    .75  $   .475
                                               =======    =======   =======   =======


The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                                                Six months ended
                                                                    June 30
                                                                    -------
                                                               1998          1997
                                                               ----          ----
CASH FROM OPERATIONS
Net income                                                  $   417.0     $   366.7
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                      377.5         371.4
  Increase (reduction) in deferred income taxes                  (1.0)          4.4
  Equity income before additional taxes, net of dividends        (1.5)        (13.6)
  Non-cash special items                                          -            (4.6)
  Book value of asset disposals                                  18.4          14.5
  Minority interests                                            132.2         130.1
  Other                                                           1.2         (11.1)
  Increase in receivables                                      (132.4)       (146.6)
  Reduction in inventories                                       87.0          59.9
  (Increase) reduction in prepaid expenses and other
   current assets                                                23.5          (1.9)
  Reduction in accounts payable and accrued expenses            (23.3)        (55.6)
  Increase (reduction) in taxes, including taxes on income       (9.0)         49.2
  Cash received on long-term alumina supply contract              -           240.0
  Increase (reduction) in deferred hedging gains                  6.1         (60.1)
  Net change in noncurrent assets and liabilities                25.3          (9.3)
                                                             --------      --------

    CASH FROM OPERATIONS                                        921.0         933.4
                                                             --------      --------

FINANCING ACTIVITIES
Net changes in short-term borrowings                            (40.8)         17.7
Common stock issued and treasury stock sold                      23.8         151.1
Repurchase of common stock                                     (293.5)       (150.1)
Dividends paid to shareholders                                 (126.0)        (83.3)
Dividends paid and return of capital to minority interests     (117.1)       (257.5)
Additions to long-term debt                                   1,593.0         362.2
Payments on long-term debt                                     (231.7)       (430.3)
                                                             --------      --------
    CASH FROM (USED FOR) FINANCING ACTIVITIES                   807.7        (390.2)
                                                             --------      --------

INVESTING ACTIVITIES
Capital expenditures                                           (366.5)       (408.6)
Acquisitions, net of cash acquired                           (1,352.7)          -
Proceeds from the sale of assets                                  -           193.2
Additions to investments                                        (37.9)          (.7)
Net change in short-term investments                             30.9         (56.1)
Changes in minority interests                                    39.8          24.4
Other                                                            (8.1)         (6.8)
                                                            ---------      --------
    CASH USED FOR INVESTING ACTIVITIES                       (1,694.5)       (254.6)
                                                            ---------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (.8)         (4.4)
                                                            ---------      --------

CHANGES IN CASH
Net change in cash and cash equivalents                          33.4         284.2
Cash and cash equivalents at beginning of year                  800.8         598.1
                                                            ---------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    834.2     $   882.3
                                                            =========      ========

The accompanying notes are an integral part of the financial statements.


      Notes to Condensed Consolidated Financial Statements
               (in millions, except share amounts)

Notes:

(a) Summarized consolidated financial data for Alcoa Aluminio S.A. (Aluminio) and Alcoa of Australia Limited (AofA) begin on page 19.

(b)  Inventories consisted of:

                                    June 30        December 31
                                      1998            1997
                                      ----            ----
     Finished goods                 $  491.8        $  314.9
     Work in process                   509.5           433.0
     Bauxite and alumina               296.2           263.9
     Purchased raw materials           426.5           197.3
     Operating supplies                163.1           103.5
                                     -------         -------
                                    $1,887.1        $1,312.6
                                     =======         =======


     Approximately 61% of total inventories at June 30, 1998 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $787.6 and $769.8 higher at June 30, 1998 and December 31, 1997, respectively.

(c) In January 1998, Alcoa issued $300 of 6.75% bonds due 2028. The net proceeds were used for general corporate purposes. In June 1998, Alcoa issued $200 of 6.125% bonds due in 2005, $250 of 6.5% bonds due in 2018 and $675 of commercial paper. The proceeds from the June offerings were used to fund the Alumax transaction, see Note I for additional detail.

(d) The calculation of comprehensive income is as follows:

                                       Second quarter        Six months
                                           ended               ended
                                          June 30             June 30
                                          -------             -------
                                      1998     1997       1998      1997
                                      ----     ----       ----      ----
       Net income                    $207.1   $207.6     $417.0    $366.7
       Other comprehensive loss       (32.5)   (58.7)     (46.6)   (136.9)
       Comprehensive income          $174.6   $148.9     $370.4    $229.8


(e) A net pre-tax gain of $4.6 (an after-tax loss of $1.1) was recorded in the 1997 first quarter related to special items. Asset sales generated income of $25.0, while increases to environmental reserves and an impairment at a U.S. manufacturing facility resulted in a charge of $20.4.

(f) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1998 second quarter rate of 33.5% differs from the statutory rate primarily because of lower tax rates on foreign income.

(g) Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted EPS calculation. The detail of basic and diluted EPS follow:

                                               Second quarter        Six months
                                                    ended               ended
                                                   June 30             June 30
                                                   -------             -------
                                              1998       1997      1998     1997
                                              ----       ----      ----     ----
Net income                                  $207.1     $207.6    $417.0   $366.7
Less: Preferred stock dividends                 .5         .5       1.0      1.0
                                             -----      -----     -----    -----
Income available to common stockholders     $206.6     $207.1    $416.0   $365.7
Weighted average shares outstanding          166.1      173.3     167.0    173.1
Basic EPS                                    $1.24      $1.19     $2.49    $2.11
                                            ======     ======    ======   ======
Effect of dilutive securities:
Add Shares issuable upon exercise
  of outstanding stock options                 1.0        1.7       1.0      1.7
  Diluted shares outstanding                 167.1      175.0     168.0    174.8
Diluted EPS                                  $1.24      $1.18     $2.48    $2.09
                                            ======     ======    ======   ======


(h) On February 6, 1998, Alcoa completed its acquisition of Inespal, S.A. of Madrid, Spain. Alcoa paid approximately $150 in cash and assumed $260 of debt and liabilities in exchange for substantially all of Inespal's businesses. Inespal is an integrated aluminum producer with 1997 revenues of $1,100. The acquisition included an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants, an administrative center and related sales offices in Europe.

(i)  On March 9, 1998, Alcoa and Alumax Inc. (Alumax)
     announced that they had entered into an agreement under which Alcoa was to acquire all of the outstanding shares of Alumax for a combination of cash and stock. On
     June 16, 1998, after approval by the U.S. Department of Justice (DOJ) and other regulatory agencies, Alcoa completed the first step of the acquisition by purchasing approximately 51% of the outstanding shares
     of Alumax at $50 per share.  Following approval by
     Alumax shareholders at a special meeting on July 31,
     1998, Alcoa completed the acquisition by exchanging its common stock for the remaining shares of Alumax at a ratio of .6975 share of Alcoa stock per share of Alumax stock. The exchange resulted in Alcoa issuing
     18,425,380 shares to Alumax shareholders.  The transaction
     was valued at approximately $3,800,   including the
     assumption of debt, and will be accounted for using the purchase method. The purchase price includes cash and stock paid to Alumax shareholders as well as other direct costs of the acquisition. The purchase price allocation is preliminary, the final allocation is subject to valuation and other studies that have not been completed. The goodwill resulting from the acquisition will be amortized over a forty-year period. Alcoa's results of operations for the 1998 second quarter do not include any amounts relative to Alumax, as the income generated during the two week period in which Alcoa owned 51% of Alumax was not material to Alcoa's earnings.

     As part of the agreement with the DOJ and its related approval of the Alumax transaction, Alcoa agreed to divest its cast plate operations in Vernon, CA. Annual sales for these operations are approximately $30 million. Alcoa does not anticipate that this divestiture will have a material impact on its operations.

     The following presents pro forma information assuming that the acquisition of 100% of Alumax by Alcoa had occurred at the beginning of each respective year. Adjustments that have been included to arrive at the pro forma totals primarily include those related to acquisition financing, the amortization of goodwill, the elimination of transactions between Alcoa and Alumax and additional depreciation related to the increase in basis that resulted from the transaction. Tax effects from the pro forma adjustments noted above also have been included.

                                             Six months
                                               ended
                                              June 30
                                              -------
                                         1998          1997
                                         ----          ----
     Sales                           $8,477.4      $7,978.0
     Net income                         427.5         392.8
     Basic earnings per share            2.31          2.05
     Diluted earnings per share          2.29          2.03


     The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

(j) In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. The standard is required to be adopted by Alcoa for the 2000 first quarter. The Company believes that SFAS 133 will have a material impact on its financial statements as its current aluminum, foreign exchange and interest rate derivative contracts will be recorded on the balance sheet at fair value. Management is currently assessing the details of how the standard will impact its financial statements and is preparing a plan of implementation.

     In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by PricewaterhouseCoopers LLP, the Company's independent certified public accountants, as described in their report on page 9.

Independent Auditor's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


    We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 1998, the unaudited condensed statements of consolidated income for the three-month and six-month periods ended
June 30, 1998 and 1997, and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 1998 and 1997, which are included in Alcoa's Form 10-Q for the period ended June 30, 1998.
These financial statements are the responsibility of Alcoa's management.

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


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
July 7, 1998, except for Note i,
for which the date is August 5, 1998

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)


Results of Operations

Principal income and operating data follow.

                                       Second quarter ended    Six months ended
                                             June 30                June 30
                                             -------                -------
                                         1998        1997       1998      1997
                                         ----        ----       ----      ----
Sales                                 $3,587.0    $3,432.0   $7,032.1  $6,663.1
Net income                               207.1       207.6      417.0     366.7
Basic earnings per common share           1.24        1.19       2.49      2.11
Diluted earnings per common share         1.24        1.18       2.48      2.09
Shipments of aluminum products (1)         866         760      1,644     1,480
Shipments of alumina (1)                 1,888       1,780      3,811     3,549

(1)  in thousands of metric tons (mt)


Overview
Alcoa earned $207.1 or $1.24 per common share for the second quarter of 1998, compared with $207.6 or $1.19 per share, in the 1997 second quarter. For the first half of 1998, earnings were $417.0, or $2.49 per share, versus $366.7 or $2.11 per share in the 1997 six-month period. The 1997 first half included special charges of $1.1 related to asset sales, increases to environmental reserves and an impairment at a U.S. manufacturing facility.

The improved earnings level for the first half of 1998 was due to higher aluminum shipments, resulting in part from the Inespal acquisition, and a better product mix. Gains from these improvements were offset by lower aluminum prices, which have fallen 16% on the London Metal Exchange (LME) since the beginning of 1998.

AofA's pretax income from operations for the 1998 second quarter and year-to-date periods was down $34.1 and $50.3, respectively, from the comparable 1997 periods. Lower realized prices for alumina and aluminum, partially offset by higher alumina shipments, were the primary reasons for the declines.

In Brazil, Aluminio's second quarter and year-to-date 1998 pretax income from operations decreased $15.4 and $12.8, respectively, from the comparable 1997 periods. Aluminio's results reflect the effect of divestitures, which reduced revenues by $97.9 from the 1997 six-month period. In addition, lower volumes for ingot and lower aluminum prices also had a negative effect on pretax income.

Consolidated revenues and shipment information by segment follows.


Alumina and Chemicals Segment

                                  Second quarter ended    Six months ended
                                         June 30              June 30
                                         -------              -------
                                    1998        1997      1998        1997
                                    ----        ----      ----        ----
Alumina and chemicals revenues    $ 481       $ 499     $ 974       $ 994
Alumina shipments (000 mt)        1,888       1,780     3,811       3,549


Total revenues for the Alumina and Chemicals segment in the 1998 second quarter fell 4% when compared with the 1997 second quarter. Year-to-date, revenues decreased 2% from the 1997 period.

Alumina revenues for the 1998 second quarter were down 9% as realized prices fell 14% and shipments increased 6%. Year-to-date, revenues decreased 5% as realized prices declined 11% and shipments rose 7% over the 1997 six-month period. Although alumina shipments have increased substantially from 1997, realized prices have declined to a greater degree, resulting in lower revenues.

Revenues from chemical products rose 4% and 1%, respectively, from the 1997 second quarter and six-month periods. The acquisition of Inespal in the 1998 first quarter was the primary reason for the increases.

The entities jointly owned by Alcoa and WMC Limited of Australia
(WMC), known as Alcoa World Alumina and Chemicals (AWAC), produced 5,941 mt of alumina during the 1998 six-month period, compared with 5,088 mt in the comparable 1997 period. Of the 1998 six-month amount, 3,811 mt was shipped to third-party customers.


Aluminum Processing Segment

                              Second quarter ended    Six months ended
                                    June 30               June 30
                                    -------               -------
 Product classes                1998        1997      1998        1997
 ---------------                ----        ----      ----        ----
 Shipments (000 mt)
   Flat-rolled products          392         369       753         698
   Aluminum ingot                302         227       548         457
   Engineered products           146         144       295         287
   Other aluminum products        26          20        48          38
                              ------      ------    ------      ------
 Total                           866         760     1,644       1,480

 Revenues
   Flat-rolled products       $1,138      $1,051    $2,210      $1,948
   Aluminum ingot                445         379       836         759
   Engineered products           672         639     1,313       1,244
   Other aluminum products        75          74       139         149
                              ------      ------    ------      ------
 Total                        $2,330      $2,143    $4,498      $4,100


Flat-rolled products - Total flat-rolled products revenue rose 8% from the 1997 second quarter and 13% from the 1997 year-to-date period. The increases were due primarily to higher shipments for sheet and plate along with increased shipments resulting from the Inespal acquisition by Alcoa in February 1998.

The majority of revenues and shipments for flat-rolled products are derived from rigid container sheet (RCS), which is used to produce aluminum beverage can bodies and can ends. RCS revenues were up 5% from the 1997 six-month period, but declined 4% when compared with the 1997 second quarter. In the 1998 second quarter, shipments fell 5% while prices were up slightly; in the 1998 six-month period realized prices increased 4% while shipments fell 1%.

Sheet and plate revenues in the 1998 second quarter were up 26% compared with the 1997 quarter and 27% on a year-to-date basis. The increases were primarily due to higher shipments, which increased 29% and 22% from the 1997 quarter and year-to-date periods. Higher sheet and plate shipments were driven by the Inespal acquisition along with a strong transportation market.

Aluminum ingot - Revenues for this product were up 17% in the 1998 quarter and 10% in the 1998 six-month period. The increases are due to higher shipments, with the 1998 quarter rising 34% and the half-year increasing 20%. Lower shipments from AofA and Aluminio were more than offset by increased shipments from Alcoa's European smelters. In the aluminum ingot market, LME ingot inventories have decreased 15% this year at the same time that the 3-month LME ingot price has fallen 16%.

Engineered products - These products include extrusions used in the transportation and construction markets, aluminum forgings and wire, rod and bar. Revenues from the sale of engineered products increased 5% in the 1998 second quarter while prices rose 4%. Year-to-date, revenues and prices were up 6% and 2%, respectively.

Revenues for extruded products were higher by 16% and 11% from the 1997 second quarter and six-month periods. Prices rose 3% and 6% over the same periods, while shipments were up 13% and 4%, respectively. The primary reasons for the revenue increases are higher shipments in Europe and higher prices for hard alloy extrusions, used primarily by the transportation markets.

Revenues from the sale of forged aluminum wheels increased 31% and 32% from the 1997 quarter and six-month periods. The increases were primarily a result of shipments from Alcoa's new
European wheels facility, which began operations late in the 1997 second quarter. Prices were essentially unchanged in both periods.

Other aluminum products - Revenues from sales of other aluminum products for the 1998 year-to-date period were 7% lower than those in the 1997 period. Lower sales of aluminum closures, with revenues decreasing 32% as Alcoa sold its Richmond, In. closure facility in 1997, were partially offset by higher revenues from the sale of scrap.

Nonaluminum Segment
Revenues for the Nonaluminum Segment were $776 in the 1998 second quarter, down 2% from the 1997 quarter. For the half-year, revenues of $1,560 were essentially unchanged from the year ago period. The lack of revenue growth in this segment from a year-to-date perspective is the result of the sale of a portion of the cable business in Brazil and lower revenues from building products. These decreases were offset by a 7% increase in revenues at Alcoa Fujikura (AFL) and a 13% increase in revenues in the plastic closures businesses.

Cost of Goods Sold
Cost of goods sold increased $157.9, or 6%, from the 1997 second quarter. Year-to-date, the increase was $287.1, also 6%. The increases reflect the effect of acquisitions, higher volumes and a higher value-added product mix partially offset by the impact of divestitures. Cost of goods sold as a percentage of revenues was 76.5%, or .1 points higher than in the 1997 year-to-date period.

Other Income & Expenses
Other income totaled $18.3 for the 1998 second quarter, a decrease of $19.4 from the 1997 period. Losses from mark-to-market metal trading activities increased $22.7 from the 1997 quarter resulting in the decrease. For the 1998 six-month period, other income fell to $46.4 again due to higher losses from mark-to-market activities partially offset by higher interest and equity income.

Selling, general and administrative expenses decreased $6.3 and $11.5 from the year-ago quarter and six-month periods. Lower spending, partially offset by the addition of Inespal in the 1998 first quarter, were the primary reasons for the declines.

Interest expense was up $10.3 from the 1997 six-month period. In January 1998, Alcoa issued $300 of 6.75% bonds due 2028, the net proceeds of which were used for general corporate purposes. Additionally, in June 1998, Alcoa issued $200 of 6.125% bonds due in 2005, and $250 of 6.5% bonds due in 2018. The proceeds from these two bonds were used to fund the Alumax transaction.

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1998 second quarter rate of 33.5% differs from the statutory rate primarily because of lower tax rates on foreign income.

Minority interests' share of income from operations decreased 9% from the 1997 second quarter, primarily due to lower earnings at Aluminio and AofA, partially offset by an increase in earnings at AFL.

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

In order to hedge the risk of higher prices for the anticipated metal purchases required to fulfill these long-term customer contracts, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore it is highly likely that anticipated metal requirements will be met. At June 30, 1998 and December 31, 1997, these contracts totaled approximately 452,000 mt and 1,084,000 mt, respectively.

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

In addition, Alcoa had 157,000 mt and 259,000 mt of LME contracts outstanding at June 30, 1998 and December 31, 1997, respectively, that cover long-term fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax losses of $21.1 and gains of $7.1 at June 30, 1998 and 1997, respectively.

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

As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. For example, there are certain matters, including several related to alleged natural resource damage or alleged off-site contaminated sediments, where investigations are ongoing. It is not possible to determine the outcomes or to estimate with any degree of certainty the ranges of potential costs for these matters. However, with the exception of the Massena/Grasse River and Pt. Comfort/Lavaca Bay locations described below, based upon available information and current reserves, management of Alcoa does not believe that it is reasonably possible that the results of operation could be materially affected by existing environmental contingencies.

Massena/Grasse River - Sediments and fish in the Grasse River adjacent to Alcoa's Massena, New York plant site contain varying levels of polychlorinated biphenyl (PCB). Alcoa has been identified by the US Environmental Protection Agency
(EPA) as potentially responsible for this contamination and, since 1989, has been conducting investigations and studies of the river under order from the EPA issued under the Comprehensive Environmental Response, Compensation and Liability Act. By the end of 1998, Alcoa expects to submit the results of its studies and recommendations of feasible remedial alternatives. The costs to complete a remedy are not currently capable of estimation since they will depend on the remedial method chosen. Alcoa is also aware of a natural resource damage claim that may be asserted by certain federal, state and tribal natural resource trustees at this location.

Pt. Comfort/Lavaca Bay - In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Point Comfort, Texas, facility to the adjacent Lavaca Bay. In March 1994 EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List and, shortly thereafter, Alcoa and EPA entered into an administrative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies. By the end of 1998, Alcoa expects to submit certain studies, including a remedial investigation, a baseline risk assessment and a feasibility study. Alcoa has proposed and recently has received approval from EPA to fortify an offshore dredge disposal island, potentially including the removal of certain mercury contaminated sediments adjacent to Alcoa's plant in and near routinely dredged navigation channels. The probable and estimable costs of these actions are fully reserved. Additional costs to complete a remedy are not capable of estimation due to the inability to determine whether and where additional amounts of material might require removal. Since the order agreed to with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is expected to be completed within the next 12 to 24 months.

Alcoa's remediation reserve balance at the end of the 1998 second quarter was $219.6 (of which $56.3 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. About 23% of the reserve relates to Alcoa's Massena, New York plant site and 21% relates to Alcoa's Pt. Comfort, Texas plant site.
Remediation expenses charged to the reserve during the 1998 second quarter were $10.7. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs.
These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1998 six-month period was $921.0, a $12.4 decrease from the comparable 1997 period. The primary driver of the decrease was a $240.0 cash payment on a long-term alumina supply contract that was received in 1997. The effect of this item was partially offset by higher earnings, lower working capital requirements and changes in deferred hedging contracts.

Financing Activities
Financing activities used $807.7 of cash during the first six months of 1998. This included $293.5 to repurchase 3,962,300 shares of the Company's common stock. Dividends paid to shareholders were $126.0 in the 1998 six-month period, an increase of $42.7 over the 1997 period. The increase was primarily due to Alcoa's bonus dividend program, which paid out
12.5 cents in the 1998 first and second quarters above the base dividend of 25 cents. There was no bonus dividend in 1997. Dividends paid and return of capital to minority interests totaled $117.1 in the 1998 six-month period versus $257.5 in the comparable 1997 period. In the 1997 period, AWAC and AofA returned funds to their investors, resulting in the decline.

In the 1998 six-month period, Alcoa issued $1,593 of long-term debt. The debt was comprised principally of $675 of commercial paper, $250 of term debt due in 2018, $200 of term debt due in 2005 and $300 of thirty year bonds due in 2028. The net proceeds were used for the Alumax transaction and general corporate purposes. Debt as a percentage of invested capital was 35.8% at the end of the 1998 second quarter compared with 19.9% at year-end 1997.

Investing Activities
Investing activities used $1,694.5 during the 1998 six-month period, compared with $254.6 in the 1997 period. Alcoa's purchase of 51% of the outstanding stock of Alumax was the primary use of funds in the six-month period. In addition, capital expenditures totaled $366.5, down $42.1 from the 1997 period. The 1997 six-month period also included $193.2 from the sale of Alcoa's Caradco, Arctek, Alcoa Composites, Norcold, Dayton Technologies and Richmond, Indiana facilities.

Accounting Rule Change

A new accounting rule was issued by the American Institute of CPA's in April, 1998. The rule, "Reporting on the Costs of Start-Up Activities," requires that costs incurred to open a new facility, introduce a new product, commence a new operation or other similar activities be expensed as incurred. Management does not believe that this standard, which will be adopted for 1999, will have a material impact on Alcoa's financial statements.

In June, 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. The standard is required to be adopted by Alcoa for the 2000 first quarter. The Company believes that SFAS 133 will have a material impact on its financial statements as its current aluminum, foreign exchange and interest rate derivative contracts will be recorded on the balance sheet at fair value. Management is currently assessing the details of how the standard will impact its financial statements and is preparing a plan of implementation.

Year 2000 Issue

Alcoa, assisted by outside consultants, has conducted a review of its administrative and process control computer systems to identify areas that are affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in computational errors as dates are compared across the century boundary. The vast majority of the Company's products do not contain embedded systems, such as microprocessors or other electronic components, and thus are not susceptible to Year 2000 issues in their operation.

Plans detailing the tasks and resources required to complete Year 2000 readiness for the Company's administrative and process control computer systems are being concluded during the 1998 third quarter. The Company's process control systems include monitoring and control devices used in plants and other operating locations. Many of these systems are common across operating locations, resulting in information sharing and efficiencies in assessment and remediation. The total costs associated with any required modifications for these critical systems is not expected to be material to the Company's financial position.

The Company is assessing supply continuity through a survey of its supplier base, with key suppliers targeted for direct meetings. In addition, the Company is in the process of integrating Alumax's Year 2000 efforts into its overall implementation plan.

An unexpected Year 2000 problem could result in an interruption to certain normal business activities or operations. However, based on the work completed to date and the expected completion of its Year 2000 project, the Company believes that significant interruptions will not be encountered.


Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.

                                           June 30    December 31
                                           -------    -----------
                                            1998          1997
                                            ----          ----
Cash and short-term investments         $   316.7     $    305.8
Other current assets                        385.3          389.8
Properties, plants and equipment, net       811.0          825.4
Other assets                                242.9          233.1
                                         --------      ---------

      Total assets                        1,755.9        1,754.1
                                         --------      ---------

Current liabilities                         292.3          316.8
Long-term debt                              399.6          403.2
Other liabilities                            89.0           88.5
                                         --------      ---------

      Total liabilities                     780.9          808.5
                                         --------      ---------

            Net assets                  $   975.0     $    945.6
                                         ========      =========


                                      Second quarter ended      Six months ended
                                            June 30                 June 30
                                            -------                 -------
                                        1998        1997        1998        1997
                                        ----        ----        ----        ----
Revenues (1)                         $  219.8     $ 316.3     $ 493.2     $ 604.5
Costs and expenses                     (212.9)     (293.5)     (462.0)     (559.3)
Translation and exchange adjustments       .5         -           1.1         (.1)
Income tax (expense) benefit             (1.4)       (4.5)       (2.9)       (9.0)
                                      -------      ------      ------      ------

Net income                           $    6.0     $  18.3     $  29.4     $  36.1
                                      =======      ======      ======      ======

Alcoa's share of net income          $    3.5     $  10.8     $  17.3     $  21.3
                                      =======      ======      ======      ======

 (1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     Second quarter ended June 30:    1998 - $3.5, 1997 - $2.5
     Six months ended June 30:        1998 - $5.5, 1997 - $4.9



Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, an Australian subsidiary, 60% owned by Alcoa, follow.


                                          June 30     December 31
                                           1998          1997
                                           ----          ----
Cash and short-term investments          $    6.7      $    9.5
Other current assets                        401.5         386.1
Properties, plants and equipment, net     1,332.2       1,385.9
Other assets                                 84.5          86.2
                                          -------       -------

Total assets                              1,824.9       1,867.7
                                          -------       -------

Current liabilities                         277.2         304.1
Long-term debt                              262.5         225.3
Other liabilities                           359.0         361.6
                                          -------       -------

Total liabilities                           898.7         891.0
                                          -------       -------

Net assets                               $  926.2      $  976.7
                                          =======       =======



                                  Second quarter ended     Six months ended
                                        June 30                June 30
                                        -------                -------
                                    1998        1997       1998        1997
                                    ----        ----       ----        ----
Revenues (1)                      $  411.2    $  504.5   $  853.0    $  996.2
Costs and expenses                  (324.2)     (383.4)    (654.8)     (747.7)
Income tax (expense) benefit         (33.4)      (42.7)     (73.2)      (89.6)
                                   -------     -------    -------     -------

Net income                        $   53.6    $   78.4   $  125.0    $  158.9
                                   =======     =======    =======     =======

Alcoa's share of net income       $   32.2    $   47.0   $   75.0    $   95.3
                                   =======     =======    =======     =======

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

    Second quarter ended June 30:    1998 - $15.3, 1997 - $14.90
    Six months ended June 30:        1998 - $28.4, 1997 - $27.6



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Region 5 of the United States EPA has referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the DOJ. The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by EPA. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. Alcoa agreed to enter into a tolling agreement to suspend the statute of limitations related to the alleged violations in this matter on March 16, 1998, in order to facilitate settlement discussions with DOJ and EPA which are ongoing at this time.

     On May 13, 1998, an action was filed in the Superior Court of Riverside County, California allegedly on behalf of more than 500 plaintiffs who currently live, or formerly lived, in the Glen Avon, California area. The plaintiffs, who claim to have suffered personal injuries, both physical and emotional, as well as property damage, as a result of air and water contamination due to the escape of toxic wastes from the Stringfellow disposal site. The complaint, which names Alcoa, Alumax and more than 130 other companies as defendants, has not been served on either Alcoa or Alumax and no investigation or discovery regarding the claims asserted has been conducted.

     As previously reported, The New York State Department of Environmental Conservation (DEC), in a letter dated October 10, 1997, notified Alcoa that its Massena, New York facility allegedly is in violation of certain air pollution control requirements. The allegations included operation of certain emission sources without permits, non-compliance with permitting and control standards for sulfur dioxide and violation of requirements related to the deposition of fluoride on vegetation. In early March 1998, the Company agreed to an Order on Consent with the DEC. Resolution includes a civil penalty of $57,500. The settlement became effective on March 6, 1998.

     On August 17, 1995, Alumax Inc. filed suit in the United States District Court for the Eastern District of Arkansas against Hot Metal Molding, Inc. alleging infringement of a process patent held by Alumax that is used in semi-solid forming applications. The litigation was expanded by order of the Court to include Ormet Primary Aluminum Corporation ("Ormet"), the exclusive North American licensee of Pechiney Corporation's technology for casting thixotropic billet, and by Alumax's motion to add certain subsidiaries and affiliates of Buhler AG, a Swiss manufacturer of die casting machines as defendants in the action. Ormet filed counterclaims alleging that the patent is invalid, void and unenforceable and seeking a declaratory judgment that the patent would not be infringed by the use of Ormet's billet in any diecasting application. On October 3, 1997, certain defendants filed counterclaims against Alumax, alleging violations of the Sherman and Clayton Acts for which they seek injunctive relief and treble damages in an unspecified amount. The Court granted all parties leave to amend their pleadings in January 1998, and trial was scheduled to begin in early July 1998. On May 14, 1998, Alumax and Hot Metal Molding entered into a settlement agreement whereby Hot Metal Molding was granted a non-exclusive license, retroactively to January 1, 1992, in respect of the patent and certain other Alumax patents. On June 14, 1998, Alumax entered into a similar agreement with Buhler AG. Hot Metal Molding and Buhler AG dismissed all claims and counter claims. Alumax voluntarily dismissed its contributory infringement claim against Ormet and moved to challenge Ormet's standing to pursue antitrust counterclaims against Alumax. Although the Court denied Alumax's motion at a hearing on June 26, 1998, Alumax intends to seek reconsideration of that motion.

     In December 1996, JMB Realty Corporation (JMB) filed a complaint for declaratory relief and damages against Alcoa and two subsidiaries, Alcoa Properties, Inc. and Alcoa Securities Corporation in the Circuit Court of Cook County, Illinois. JMB claimed that it was entitled to a rebate of approximately $80 million (including interest through mid-1998) from Alcoa arising from a stock transaction that occurred in 1986 in which a subsidiary of JMB purchased the outstanding stock of substantially all of Alcoa's real estate holding subsidiaries. JMB also sought an order canceling three promissory notes that it made and delivered to Alcoa. JMB owed Alcoa approximately $60 million on the notes (including interest through mid-1998). In response to JMB's suit, Alcoa denied that any rebate is owed to JMB, and counterclaimed for collection of the outstanding balance due on the notes. In June 1998, the Court granted a motion for partial summary judgment filed by Alcoa, and entered judgment on the notes against JMB. Later that month, the parties settled the issues between them. The settlement led to a net payment to Alcoa in June 1998.


Item 4.  Submission of Matters to a Vote of Security Holders
At the annual meeting of Alcoa shareholders held on May 8, 1998, Hugh M. Morgan was elected, and Henry B. Schacht and Franklin A. Thomas were reelected, as directors of Alcoa to serve for three-year terms. Votes cast for Mr. Morgan were 143,640,315 and votes withheld were 1,366,057; votes cast for Mr. Schacht were 143,677,549 and votes withheld were 1,328,823; and votes cast for Mr. Thomas were 143,614,081 and votes withheld were 1,392,291.

Also at that annual meeting, a proposal to approve an amendment to Alcoa's Articles of Incorporation and a proposal to approve an amendment to Alcoa's Long Term Stock Incentive Plan were adopted. Total votes cast for the amendment to the Articles of Incorporation were 123,048,366, votes cast against were 21,638,718 and there were 319,288 abstentions. Total votes cast for the amendment to the Long Term Stock Incentive Plan were 110,926,065, votes cast against were 23,410,374 and there were 481,767 abstentions. Additionally, a proposal submitted by a shareholder regarding certain charitable contributions by Alcoa was defeated. Total votes cast for the shareholder proposal were 2,401,623, votes cast against were 127,769,063 and there were 4,647,520 abstentions. Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of Alcoa's incorporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       3. Articles of the Registrant as amended
      12. Computation of Ratio of Earnings to Fixed Charges
      15. Independent Accountants' letter regarding unaudited financial information
      27. Financial Data Schedule
      99. Unaudited Pro Forma Condensed Consolidated Financial
          Statements

(b) Alcoa filed a Form 8-K, dated June 10, 1998, with the Securities and Exchange Commission that included Unaudited Pro Forma Condensed Consolidated Financial Statements prepared in connection with the acquisition by Alcoa of Alumax Inc. Alcoa filed a Form 8-K on July 15, 1998 that included three press releases issued by Alcoa relating to second quarter earnings, a quarterly common stock dividend and cost-cutting goals, respectively. Alcoa also filed a Form 8-K on July 31, 1998 that included a press release issued by Alcoa announcing the completion of the Alumax merger.

                              SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ALUMINUM COMPANY OF AMERICA




   August 5, 1998             By /s/ RICHARD B. KELSON
   Date                       Richard B. Kelson
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




   August 5, 1998             By /s/ EARNEST J. EDWARDS
   Date                       Earnest J. Edwards
                              Senior Vice President and Controller
                              (Chief Accounting Officer)

                            EXHIBITS


                                                            Page
                                                            ----
    3. Articles of the Registrant as amended
   12. Computation of Ratio of Earnings to Fixed Charges     26
   15. Independent Accountants' letter regarding unaudited   27
         financial information
   27.  Financial Data Schedule