Form 10-Q
period 1998-09-30
ALUMINUM CO OF AMERICA
filed 1998-11-03
CIK 4281

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


For the Quarter Ended September 30, 1998    Commission File Number 1-3610


                       ALUMINUM COMPANY OF AMERICA


     (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                       25-0317820

(State of incorporation)    (I.R.S. Employer Identification No.)

    201 Isabella Street, Pittsburgh, Pennsylvania  15212-5858

     (Address of principal executive offices)     (Zip Code)


               Office of Investor Relations  412-553-3042
               Office of the Secretary       412-553-4707

       (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X    No

     As of November 2, 1998, 183,572,465 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15901

                 PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                            (unaudited)
                                                           September 30   December 31
ASSETS                                                        1998           1997
                                                           ------------   -----------
Current assets:
  Cash and cash equivalents (includes cash of $145.5 in
  1998 and $100.8 in 1997)                                  $   521.1      $   800.8
  Short-term investments                                         63.4          105.6
  Accounts receivable from customers, less allowances:
    1998-$65.5; 1997-$36.6                                    2,299.7        1,581.2
  Other receivables                                             169.9          216.4
  Inventories (b)                                             1,877.4        1,312.6
  Deferred income taxes                                         180.6          172.3
  Prepaid expenses and other current assets                     327.1          228.0
                                                            ---------      ---------
   Total current assets                                       5,439.2        4,416.9
                                                            ---------      ---------

Properties, plants and equipment, at cost                    17,894.8       15,254.0
Less, accumulated depreciation, depletion and
  amortization                                                8,858.5        8,587.5
                                                            ---------      ---------
   Net properties, plants and equipment                       9,036.3        6,666.5
                                                            ---------      ---------
Goodwill, net of accumulated amortization                     1,319.4          487.6
Other assets                                                  2,098.4        1,499.6
                                                            ---------      ---------
    Total assets                                            $17,893.3      $13,070.6
                                                            =========      =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                     $   826.0      $   347.7
  Accounts payable, trade                                     1,040.6          811.7
  Accrued compensation and retirement costs                     653.9          436.0
  Taxes, including taxes on income                              415.2          334.2
  Other current liabilities                                     785.2          375.7
  Long-term debt due within one year                            167.5          147.2
                                                            ---------      ---------
    Total current liabilities                                 3,888.4        2,452.5
                                                            ---------      ---------
Long-term debt, less amount due within one year (c)           2,921.3        1,457.2
Accrued postretirement benefits                               1,892.1        1,749.6
Other noncurrent liabilities and deferred credits             1,605.9        1,271.2
Deferred income taxes                                           307.0          281.0
                                                            ---------      ---------
    Total liabilities                                        10,614.7        7,211.5

MINORITY INTERESTS                                            1,453.3        1,439.7
                                                            ---------      ---------

SHAREHOLDERS' EQUITY
Preferred stock                                                  55.8           55.8
Common stock                                                    197.3          178.9
Additional capital                                            1,875.0          578.1
Retained earnings                                             5,087.9        4,717.3
Treasury stock, at cost                                      (1,015.4)        (758.0)
Accumulated other comprehensive income (d)                     (375.3)        (352.7)
                                                            ---------      ---------
    Total shareholders' equity                                5,825.3        4,419.4
                                                            ---------      ---------
     Total liabilities and shareholders' equity             $17,893.3      $13,070.6
                                                            =========      =========


The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                                 Third quarter            Nine months
                                                     ended                   ended
                                                  September 30           September 30
                                                 -------------           ------------

                                                1998       1997        1998        1997
                                                ----       ----        ----        ----
REVENUES
Sales and operating revenues                 $4,108.9    $3,357.5   $11,141.0    $10,020.6
Other income                                     47.8        46.9        94.2        125.9
                                             --------    --------   ---------    ---------
                                              4,156.7     3,404.4    11,235.2     10,146.5
                                             --------    --------   ---------    ---------
COSTS AND EXPENSES
Cost of goods sold and operating expenses     3,198.3     2,533.8     8,576.5      7,624.9
Selling, general administrative and other
  expenses                                      214.2       161.4       522.2        480.9
Research and development expenses                28.8        33.8        81.2        104.1
Provision for depreciation, depletion and
  amortization                                  233.2       185.8       604.1        549.5
Special items (e)                                 -         (18.0)        -          (22.6)
Interest expense                                 59.0        35.5       140.0        106.2
Taxes other than payroll taxes                   41.1        30.9       103.2         98.6
                                             --------    --------   ---------    ---------
                                              3,774.6     2,963.2    10,027.2      8,941.6
                                             --------    --------   ---------    ---------

EARNINGS
   Income before taxes on income                382.1       441.2     1,208.0      1,204.9
Provision for taxes on income (f)               115.9       154.8       392.6        421.7
                                             --------    --------   ---------    ---------
   Income from operations                       266.2       286.4       815.4        783.2
Less: Minority interests' share                 (48.5)      (58.3)     (180.7)      (188.4)
                                             --------    --------   ----------   ---------
NET INCOME                                   $  217.7    $  228.1   $   634.7    $   594.8
                                             ========    ========   =========    =========

EARNINGS PER SHARE (g)
   Basic                                     $   1.22    $   1.32   $    3.68    $    3.43
                                             ========    ========   =========    =========

   Diluted                                   $   1.21    $   1.29   $    3.67    $    3.38
                                             ========    ========   =========    =========

Dividends paid per common share              $   .375    $    .25   $   1.125    $    .725
                                             ========    ========   =========    =========


The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)
                                                                   Nine months ended
                                                                     September 30
                                                                     ------------
                                                                   1998         1997
                                                                   ----         ----
CASH FROM OPERATIONS
Net income                                                      $  634.7     $  594.8
Adjustments to reconcile net income to cash from operations:
  Depreciation, depletion and amortization                         614.1        561.5
  Change in deferred income taxes                                   (2.5)        15.6
  Equity income before additional taxes, net of dividends          (18.0)       (26.6)
  Non-cash special items                                             -          (22.6)
  Book value of asset disposals                                     30.9         28.8
  Minority interests                                               180.7        188.4
  Other                                                             16.4        (12.1)
  (Increase) reduction in receivables                                8.4       (156.1)
  Reduction in inventories                                         110.7         99.4
  Increase in prepaid expenses and other current assets            (75.2)       (34.2)
  Reduction in accounts payable and accrued expenses               (18.1)        (3.9)
  Increase in taxes, including taxes on income                      77.5         95.2
  Cash received on long-term alumina supply contract                 -          240.0
  Change in hedging activity                                       (19.4)      (126.8)
  Net change in noncurrent assets and liabilities                 (136.3)       (70.1)
                                                                --------     --------
    CASH FROM OPERATIONS                                         1,403.9      1,371.3
                                                                --------     --------

FINANCING ACTIVITIES
Net changes in short-term borrowings                               322.9        164.8
Common stock issued and treasury stock sold                         30.5        199.7
Repurchase of common stock                                        (293.5)      (292.5)
Dividends paid to shareholders                                    (193.2)      (127.2)
Dividends paid and return of capital to minority interests        (169.9)      (290.5)
Additions to long-term debt                                      1,871.4        435.9
Payments on long-term debt                                      (1,273.5)      (555.9)
                                                                --------     --------
    CASH FROM (USED FOR) FINANCING ACTIVITIES                      294.7       (465.7)
                                                                --------     --------

INVESTING ACTIVITIES
Capital expenditures                                              (594.7)      (618.6)
Acquisitions, net of cash acquired                               (1352.7)         -
Proceeds from the sale of assets                                     -          193.2
Additions to investments                                          (110.9)         (.7)
Sale of subsidiaries                                                 7.4          -
Sale of investments                                                  -           60.2
Net change in short-term investments                                42.3        (62.9)
Changes in minority interests                                       37.8         14.0
Other                                                               (9.0)        (8.6)
                                                                --------     --------
    CASH USED FOR INVESTING ACTIVITIES                          (1,979.8)      (423.4)
                                                                --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              1.5        (10.5)
                                                                --------     --------
CHANGES IN CASH
Net change in cash and cash equivalents                           (279.7)       471.7
Cash and cash equivalents at beginning of year                     800.8        598.1
                                                                --------     --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  521.1     $1,069.8
                                                                ========     ========

The accompanying notes are an integral part of the financial statements.


      Notes to Condensed Consolidated Financial Statements
               (in millions, except share amounts)

Notes:

(a) Summarized consolidated financial data for Alcoa Aluminio S.A. (Aluminio) and Alcoa of Australia Limited (AofA) begin on page 20.

(b)  Inventories consisted of:


                                 September 30      December 31
                                      1998            1997
                                 ------------      -----------

     Finished goods                $  447.4         $  314.9
     Work in process                  607.2            433.0
     Bauxite and alumina              295.5            263.9
     Purchased raw materials          384.3            197.3
     Operating supplies               143.0            103.5
                                   --------         --------
                                   $1,877.4         $1,312.6
                                   ========         ========


     Approximately 60.3% of total inventories at September 30, 1998 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $786.0 and $769.8 higher at September 30, 1998 and December 31, 1997, respectively.

(c) In January 1998, Alcoa issued $300 of 6.75% bonds due 2028. The net proceeds were used for general corporate purposes. In June 1998, Alcoa issued $200 of 6.125% bonds due in 2005, $250 of 6.5% bonds due in 2018 and $675 of commercial paper. The proceeds from the June offerings were used to fund the Alumax transaction. In the third quarter, Alcoa issued an additional $425 of commercial paper, the proceeds of which were used to repay higher cost Alumax debt. See Note i for additional detail.

(d)  The calculation of comprehensive income is as follows:


                                     Third quarter        Nine months
                                         ended               ended
                                     September 30         September 30
                                     ------------         ------------
                                   1998       1997      1998      1997
                                   ----       ----      ----      ----
      Net income                  $217.7    $228.1     $634.7    $594.8
      Other comprehensive income
        (loss)                      24.0     (59.9)     (22.6)   (196.8)
                                  ------    ------     ------    ------
      Comprehensive income        $241.7    $168.2     $612.1    $398.0
                                  ======    ======     ======    ======


(e) The 1997 third quarter included a gain of $18.0 ($12.3 after-tax) related to special items. The sale of equity securities generated a gain of $38.0 ($24.7 after-tax) that was partially offset by a $20.0 ($12.4 after-tax) charge to increase environmental reserves. Special items in the 1997 nine-month period include an additional $4.6 (a $1.1 loss after-tax) related to asset sales, increases to environmental reserves and impairments.

(f) The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1998 nine-month rate of 32.5% differs from the statutory rate primarily because of taxes on foreign income.

(g) Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted EPS calculation. The detail of basic and diluted EPS follows:


                                                 Third quarter      Nine months
                                                     ended             ended
                                                  September 30      September 30
                                                 -------------      ------------
                                                1998      1997     1998     1997
                                                ----      ----     ----     ----

     Net income                                $217.7    $228.1   $634.7   $594.8
     Less: Preferred stock dividends               .5        .5      1.5      1.5
                                               ------    ------   ------   ------
     Income available to common stockholders   $217.2    $227.6   $633.2   $593.3
     Weighted average shares outstanding        178.7     173.1    171.9    173.1
     Basic EPS                                  $1.22     $1.32    $3.68    $3.43
                                               ======    ======   ======   ======
     Effect of dilutive securities:
     Add Shares issuable upon exercise
       of outstanding stock options                .7       2.4       .7      2.4
       Diluted shares outstanding               179.4     175.5    172.6    175.5
     Diluted EPS                                $1.21     $1.29    $3.67    $3.38
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

(i) On March 9, 1998, Alcoa and Alumax Inc. (Alumax) announced that they had entered into an agreement under which Alcoa was to acquire all of the outstanding shares of Alumax for a combination of cash and stock. On June 16, 1998, after approval by the U.S. Department of Justice (DOJ) and other regulatory agencies, Alcoa completed the first step of the acquisition by purchasing approximately 51% of the outstanding shares of Alumax at $50 per share. Following approval by Alumax shareholders at a special meeting on July 31, 1998, Alcoa completed the acquisition by exchanging its common stock for the remaining shares of Alumax at a ratio of .6975 share of Alcoa stock per share of Alumax stock. The exchange resulted in Alcoa issuing
     18,425,380 shares to Alumax shareholders. The transaction was valued at approximately $3,800, including the assump-tion of debt, and was accounted for using the purchase method. The purchase price includes cash and stock paid to Alumax shareholders as well as other direct costs of the acquisition. The purchase price allocation is preliminary; the final allocation is subject to valuation and other studies that have not been completed. The goodwill resulting from the acquisition will be amortized over a forty-year period.

     As part of the agreement with the DOJ and its related approval of the Alumax transaction, Alcoa agreed to divest its cast plate operations in Vernon, CA. Annual sales for these operations are approximately $30 million. Alcoa does not anticipate that this divestiture will have a material impact on its operations.

     The following presents pro forma information assuming that the acquisition of 100% of Alumax by Alcoa had occurred at the beginning of each respective year. Adjustments that have been included to arrive at the pro forma totals primarily include those related to acquisition financing, the amortization of goodwill, the elimination of transactions between Alcoa and Alumax and additional depreciation related to the increase in basis that resulted from the transaction. Tax effects from the pro forma adjustments noted above also have been included at the 35% statutory rate.


                                            Nine months
                                               ended
                                            September 30
                                            ------------
                                         1998          1997
                                         ----          ----
       Sales                          $12,567.5    $11,977.4
       Net income                         657.8        528.0
       Basic earnings per share            3.55         2.75
       Diluted earnings per share          3.53         2.72



      The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

(j) In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. The standard is required to be adopted by Alcoa for the first quarter of the year 2000. The Company believes that SFAS 133 will have a material impact on its financial statements as its current aluminum, foreign exchange and interest rate derivative contracts as well as certain underlying exposures will be recorded on the balance sheet at fair value. Management is currently assessing the details of how the standard will impact its financial statements and is preparing a plan of implementation.

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

Independent Accountant's Review Report

To the Shareholders and Board of Directors
Aluminum Company of America (Alcoa)


     We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 1998, the unaudited condensed statements of consolidated income for the three-month and nine-month periods ended
September 30, 1998 and 1997, and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997, which are included in Alcoa's Form 10-Q for the period ended
September 30, 1998. These financial statements are the responsibility of Alcoa's management.

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

Pittsburgh, Pennsylvania
October 6, 1998


Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts)

Results of Operations

Principal income and operating data follow.

                                      Third quarter ended     Nine months ended
                                         September 30           September 30
                                         ------------           ------------
                                       1998        1997       1998        1997
                                       ----        ----       ----        ----

 Sales                               $4,108.9    $3,357.5   $11,141.0   $10,020.6
 Net income                             217.7       228.1       634.7       594.8
 Basic earnings per common share         1.22        1.32        3.68        3.43
 Diluted earnings per common share       1.21        1.29        3.67        3.38
 Shipments of aluminum products (1)     1,133         742       2,777       2,222
 Shipments of alumina (1)               1,536       1,866       5,346       5,415

(1)  in thousands of metric tons (mt)


Overview
Alcoa earned $217.7 or $1.22 per common share for the third quarter of 1998, compared with $228.1 or $1.32 per share, in the 1997 third quarter. Net income for the 1997 third quarter included a special after-tax gain of $12.3, or 7 cents per share, related to the sale of equity securities and charges to increase environmental reserves. For the first nine months of 1998, earnings were $634.7, or $3.68 per share, versus $594.8 or $3.43 per share in the 1997 period. The 1997 nine-month period included special charges of $1.1 related to asset sales, increases to environmental reserves and an impairment at a U.S. manufacturing facility in addition to the $12.3 after-tax gain mentioned above.

The improved earnings level for the 1998 year-to-date period was due to higher aluminum shipments and revenues, resulting primarily from the Alumax and Inespal acquisitions (the acquisitions) and lower administrative costs. Gains from these improvements were offset by lower aluminum prices, which have fallen 14% on the London Metal Exchange (LME) since the beginning of 1998. The Alumax acquisition was slightly accretive to 1998 third quarter earnings per share.

AofA's pretax income from operations for the 1998 third quarter was down 28% from the comparable 1997 period. Lower realized prices for alumina and aluminum, along with lower alumina shipments, were the primary reasons for the decline.

In Brazil, Aluminio's third quarter 1998 pre-tax income from operations decreased $19.2 from the comparable 1997 period. Aluminio's results reflect the effect of divestitures, which reduced revenues by $52.4 from the 1997 quarter. In addition, higher volumes for ingot and extrusions were offset by lower aluminum prices.


Consolidated revenues and shipment information by segment follows.


Alumina and Chemicals Segment

                                       Third quarter ended     Nine months ended
                                          September 30            September 30
                                          ------------            ------------
                                         1998      1997          1998      1997
                                         ----      ----          ----      ----

 Alumina and chemicals revenues        $  379    $  487      $  1,353  $  1,481
 Alumina shipments (000 mt)             1,536     1,866         5,346     5,415


Total revenues for the Alumina and Chemicals segment in the 1998 third quarter fell 22% when compared with the 1997 third quarter.
Year-to-date, revenues decreased 9% from the 1997 period.

Alumina revenues for the 1998 third quarter were down 33% as realized prices fell 19% and shipments fell 18%. Year-to-date, revenues decreased 14% as realized prices declined 13% and shipments fell 1% over the 1997 nine-month period. The decline in shipments during the third quarter is almost entirely due to the Alumax acquisition. Previously, Alcoa recorded shipments to Alumax smelters as third party revenues; these shipments are now recorded as inter-company revenues, which are eliminated on a consolidated basis.

Revenues from chemical products were flat when compared with the 1997 third quarter and nine-month periods. Increased revenues from Europe and Australia were offset by lower revenues from Asia and the impact of divestitures.

The entities jointly owned by Alcoa and WMC Limited of Australia
(WMC), known as Alcoa World Alumina and Chemicals (AWAC), produced 9,152 mt of alumina during the 1998 nine-month period, compared with 7,751 mt in the comparable 1997 period. Of the 1998 nine-month amount, 5,346 mt was shipped to third-party customers.


Aluminum Processing Segment

                               Third quarter ended     Nine months ended
                                   September 30           September 30
                                   ------------           ------------
 Product classes                  1998      1997         1998      1997
 ---------------                  ----      ----         ----      ----

 Revenues
   Flat-rolled products         $ 1,276   $ 1,035      $ 3,486   $ 2,983
   Engineered products            1,044       619        2,357     1,863
   Aluminum ingot                   563       367        1,399     1,126
   Other aluminum products           88        71          227       220
                                -------   -------      -------   -------
 Total                          $ 2,971   $ 2,092      $ 7,469   $ 6,192

 Shipments (000 mt)
   Flat-rolled products             463       360        1,216     1,058
   Engineered products              263       140          558       426
   Aluminum ingot                   382       221          929       678
   Other aluminum products           25        21           74        60
                                -------   -------      -------   -------
 Total                            1,133       742        2,777     2,222


Flat-rolled products - Total flat-rolled products revenue rose 23% from the 1997 third quarter and 17% from the 1997 year-to-date period. The increases were due primarily to higher shipments resulting from the acquisitions. Flat-rolled products revenue per pound rose 2% from the 1997 nine-month period as product mix shifted towards a higher proportion of aerospace products.

Approximately one-half of revenues and shipments for flat-rolled products are derived from rigid container sheet (RCS), which is used to produce aluminum beverage can bodies and can ends. RCS revenues were unchanged from the 1997 nine-month period, but declined 9% when compared with the 1997 third quarter. In the 1998 third quarter, shipments fell 7% and prices were down slightly; in the 1998 nine-month period, realized prices increased 2% while shipments fell by a similar amount.

Sheet and plate revenues in the 1998 third quarter were up 73% compared with the 1997 quarter and 42% on a year-to-date basis. The increases were primarily due to higher shipments, which resulted from the acquisitions. Overall average realized prices for sheet and plate fell 18% from the 1997 third quarter and 5% from the 1997 year-to-date period as the additional shipments noted above represent a lower value-added mix.

Engineered products - These products include hard and soft alloy extrusions used in the transportation, construction and distributor markets, aluminum forgings and wire, rod and bar. Revenues from the sale of engineered products increased 69% in the 1998 third quarter as shipments rose 88%. Year-to-date, revenues and shipments were up 27% and 31%, respectively.
Average realized prices for engineered products for the 1998 nine-month period fell 3% to $1.92 per pound, primarily due to the addition of the Alumax extrusion businesses in the 1998 third quarter. These businesses produce primarily soft alloy extrusions, which have a lower value-added, resulting in a reduction in average realized prices.

Revenues for extruded products were higher by 112% and 43% from the 1997 third quarter and nine-month periods. Shipments rose 144% and 49% over the same periods, while prices fell 13% and 4%, respectively. The Alumax acquisition was the primary factor behind the shipment increases. Without the impact of Alumax, shipments were up slightly, primarily in Alcoa's European operations.

Forgings revenues increased 13% and 19% from the 1997 quarter and nine-month periods. The increases were primarily a result of higher shipments of wheels, due primarily to Alcoa's new European wheels facility, which began operations in the 1997 second quarter.

Aluminum ingot - Revenues for this product were up 54% in the 1998 quarter and 24% in the 1998 nine-month period. The increases were due to higher shipments, with the 1998 quarter rising 73% and the year-to-date period increasing 37%. Lower shipments from AofA and Aluminio were more than offset by increased shipments from Alcoa's European smelters and the addition of Alumax. In the aluminum ingot market, LME ingot inventories have decreased 18% this year at the same time that the 3-month LME ingot price has fallen 14%.


Other aluminum products - Revenues from sales of other aluminum products for the 1998 year-to-date period were 3% higher than those in the 1997 period. Higher revenues from the sale of scrap and the addition of Alumax were partially offset by lower sales of aluminum closures. Aluminum closure revenues fell 28% from the 1997 year-to-date period due to the 1997 sale of Alcoa's Richmond, Indiana closure facility.

Nonaluminum Segment
Revenues for the Nonaluminum Segment were $759 in the 1998 third quarter, down 2% from the 1997 third quarter. For the year-to-date period, revenues of $2,319 fell 1% from the 1997 period. Results from the nine-month period included a 7% increase in revenues at Alcoa Fujikura Limited (AFL), as auto and truck production remained strong, and a 12% increase in revenues in the plastic closures business. These gains were offset by lower revenues from U.S. building products and the cables business in Brazil, which were both impacted by divestitures.

Cost of Goods Sold
Cost of goods sold increased $664.5, or 26%, from the 1997 third quarter. Year-to-date, the increase was $951.6, or 12%. The increases reflect the effect of the acquisitions and higher volumes partially offset by the impact of divestitures. Cost of goods sold as a percentage of revenues was 77.0%, or .9 points higher than in the 1997 year-to-date period. The decline in this measure of performance was due to lower aluminum prices in addition to the factors mentioned above.

Other Income & Expenses
Other income totaled $47.8 for the 1998 third quarter, an increase of $.9 from the 1997 period. Losses from mark-to-market metal trading activities versus gains in the 1997 quarter were more than offset by higher equity income and the positive impact of foreign exchange. For the 1998 year-to-date period, other income fell to

$94.2 from $125.9, again due to losses from mark-to-market versus gains in 1997. Partially mitigating the mark-to-market losses were higher equity and interest income, and the effects of foreign exchange.

Selling, general and administrative expenses increased $52.8 and $41.3 from the year-ago quarter and nine-month periods. The increases were primarily due to the acquisitions, partially offset by lower administrative costs and the impact of 1997 divestitures.

Interest expense was up $33.8 from the 1997 nine-month period.
The increase is due to higher debt resulting from the acquisitions.

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1998 nine-month rate of 32.5% differs from the statutory rate primarily because of taxes on foreign income.

Minority interests' share of income from operations decreased 4% from the 1997 nine-month period, primarily due to lower earnings at Aluminio and AofA, partially offset by an increase in earnings at AFL.

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

In order to hedge the risk of higher prices for the anticipated metal purchases required to fulfill these long-term customer contracts, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore it is highly likely that anticipated metal requirements will be met. At September 30, 1998 and December 31, 1997, these contracts totaled approximately 875,000 mt and 1,084,000 mt, respectively.

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

In addition, Alcoa had 30,000 mt and 259,000 mt of LME contracts outstanding at September 30, 1998 and December 31, 1997, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax losses of $2.7 and gains of $2.6 for the 1998 and 1997 third quarters, respectively.

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

Massena/Grasse River - Sediments and fish in the Grasse River adjacent to Alcoa's Massena, New York plant site contain varying levels of polychlorinated biphenyl (PCB). Alcoa has been identified by the US Environmental Protection Agency
(EPA) as potentially responsible for this contamination and, since 1989, has been conducting investigations and studies of the river under order from the EPA issued under the Comprehensive Environmental Response, Compensation and Liability Act. By the end of 1998, Alcoa expects to submit the results of its studies and recommendations of feasible remedial alternatives. The costs to complete a remedy currently cannot be estimated since they will depend on the remedial method chosen. Alcoa is also aware of a natural resource damage claim that may be asserted by certain federal, state and tribal natural resource trustees at this location.

Pt. Comfort/Lavaca Bay - In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Point Comfort, Texas, facility to the adjacent Lavaca Bay. In March 1994, EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List and, shortly thereafter, Alcoa and EPA entered into an administrative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies. By the end of 1998, Alcoa expects to submit certain studies, including a remedial investigation, a baseline risk assessment and a feasibility study. Alcoa has proposed and recently has received approval from EPA to fortify an offshore dredge disposal island, potentially including the removal of certain mercury contaminated sediments adjacent to Alcoa's plant in and near routinely dredged navigation channels. The probable and estimable costs of these actions are fully reserved. Additional costs to complete a remedy currently cannot be estimated due to the inability to determine whether and where additional amounts of material might require removal. Since the order with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is expected to be completed within the next 12 to 24 months.

Alcoa's remediation reserve balance at the end of the 1998 third quarter was $238.2 (of which $83.8 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The reserve balance increased from the 1998 second quarter as a result of the Alumax acquisition in the 1998 third quarter. About 21% of the reserve relates to Alcoa's Massena, New York plant site and 17% relates to Alcoa's Pt. Comfort, Texas plant site. Remediation expenses charged to the reserve during the 1998 third quarter were $14.4. They include expenditures currently mandated as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs.
These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1998 nine-month period was $1,403.9, a $32.6 increase from the comparable 1997 period. The primary factors behind the increase were higher earnings, lower working capital requirements and changes in deferred hedging contracts. These increases were partially offset by a decrease related to a $240.0 cash payment on a long-term alumina supply contract that was received in 1997.

Financing Activities
Financing activities generated $294.7 of cash during the first nine months of 1998, versus cash used of $465.7 in the comparable 1997 period. The primary reason for the increase in cash generated was the issuance of debt to fund the acquisitions. In the 1998 nine-month period, Alcoa issued $1,100 of commercial paper, $250 of term debt due in 2018, $200 of term debt due in 2005 and $300 of thirty year bonds due in 2028. In the 1998 third quarter, Alcoa entered into a new $2.0 billion revolving credit facility. The facility is comprised of a 364-day $1.0 billion facility and a five year $1.0 billion facility. The revolving credit facilities will be used to support Alcoa's and AofA's commercial paper programs.

Alcoa used $293.5 to repurchase 3,962,300 shares of the Company's common stock in the first nine months of 1998. Dividends paid to shareholders were $193.2 in the 1998 nine-month period, an increase of $66.0 over the 1997 period. The increase was primarily due to Alcoa's bonus dividend program, which paid out
12.5 cents in the 1998 first, second and third quarters in addition to the base dividend of 25 cents. There was no bonus dividend in 1997. Dividends paid and return of capital to minority interests totaled $169.9 in the 1998 nine-month period versus $290.5 in the comparable 1997 period. In the 1997 period, AWAC and AofA returned funds to their investors, resulting in the decline.

Investing Activities
Investing activities used $1,979.8 during the 1998 nine-month period, compared with $423.4 in the 1997 period. Alcoa's purchase of Alumax was the primary use of funds in the nine-month period. Alcoa also added $110.9 in the 1998 year-to-date period to its investments, including a stake in the Norwegian metals producer, Elkem. Capital expenditures totaled $594.7 for 1998, down $23.9 from the 1997 period. The 1997 nine-month period included $193.2 of proceeds from the sale of Alcoa's Caradco, Arctek, Alcoa Composites, Norcold, Dayton Technologies and Richmond, Indiana facilities.

Accounting Rule Change

A new accounting rule was issued by the American Institute of CPA's in April 1998. The rule, "Reporting on the Costs of Start-Up Activities," requires that costs incurred to open a new facility, introduce a new product, commence a new operation or other similar activities be expensed as incurred. Management does not believe that this standard, which will be adopted for 1999, will have a material impact on Alcoa's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. The standard is required to be adopted by Alcoa for the first quarter of the year 2000. The Company believes that SFAS 133 will have a material impact on its financial statements as its current aluminum, foreign exchange and interest rate derivative contracts as well as certain underlying exposures will be recorded on the balance sheet at fair value. Management is currently assessing the details of how the standard will impact its financial statements and is preparing a plan of implementation.

Year 2000 Issue

The Company, like other businesses, is facing the Year 2000 issue. The Year 2000 issue arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. This could result in computational or operational errors as dates are compared across the century boundary.

As a basic materials supplier, the vast majority of the products produced and sold by the Company are unaffected by Year 2000 issues in use or operation since they contain no microprocessors or similar electronic components.

Internally, the Company is addressing the Year 2000 issue through a formal program that reports to the Company's Chief Information Officer. Ongoing leadership is provided by a Global Program Office, which is directly linked into the Company's Business Units and Resource Units, including the newly acquired Alumax facilities. The Global Program Office provides processes and tools to the Business Units and monitors progress through systematic reporting and on-site verification reviews in cooperation with the Company's internal auditors. Progress is reported regularly to the Company's senior executives and to the Audit Committee of the Company's Board of Directors.

Computer and microprocessor based systems such as mainframe, minicomputer and personal computer systems and the software they utilize have been assessed and, where necessary, remediation has been scheduled. Operational support, process control, facilities infrastructure and mechanical systems are being addressed as well. These systems assist in the control of the Company's operations by performing such functions as maintaining manufacturing parameters, monitoring environmental conditions and assisting with facilities management and security. Many of these systems contain one or more microprocessors or other embedded electronic components that could be affected by Year 2000 compliance issues. Failure of some of these systems could result in significant business disruptions for the Company. Many of these systems are common across operating locations, resulting in information sharing and efficiencies in assessment and remediation. Priority for any required remediation efforts is assigned based on the criticality to the Company of the business process affected. The Company expects that remediation of most of its critical systems will be completed by December 31, 1998. Any exceptions providing for later completion have been approved by Business Unit and Resource Unit Management and reviewed by the Company's Year 2000 Global Program Office and the Chief Information Officer.

The Company relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. The Company's vendor and supplier base is currently being surveyed. Vendors and suppliers have received questionnaires and, based on the response and significance to the Company's operations, may receive face-to-face verification follow up. Widespread disruption of certain utilities such as electricity would result in a temporary closure of affected facilities and potential damage to production equipment.

The Company and certain of its trading partners utilize Electronic Data Interchange or EDI to effect business communications. The Company's EDI system software is being upgraded to support transactions in a Year 2000 compliant format with completion scheduled during the 4th quarter of 1998. Migration of EDI transactions to this new format will occur as existing EDI transaction formats are modified by the Company and its EDI trading partners on a case by case basis. Certain of the Company's customers have indicated that they will not modify EDI transaction sets but will rely on other techniques such as data windowing to achieve Year 2000 capability.

The Company's Year 2000 program utilizes on-site verification of Year 2000 efforts at its various operating locations. Using audit-like techniques, the Year 2000 Global Program Office verifies that Business and Resource Units have followed the prescribed processes and methodologies and also samples local Year 2000 readiness.

The Company is engaging in a Year 2000 business continuity planning process that will identify and evaluate potential worst case business disruption scenarios. Business Units, with the assistance of the Year 2000 Program Office, will develop strategies and contingency plans based on their identified risks.

The Company currently estimates that the direct costs of its Year 2000 program for 1998 will not differ materially from its previously disclosed estimate of $50 to $75. The Company is currently in the process of assessing the implementation plan on its 1999 operations. Accordingly, a cost estimate beyond 1998 is not available at this time.

Euro Conversion

A single currency, the Euro, will be introduced in Europe on January 1, 1999. Of the fifteen member countries of the European Union, eleven have agreed to adopt the Euro as their legal currency on that date. Fixed conversion rates between the existing currencies of these eleven countries and the Euro will be established as of that date. The existing currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002. During this transition period, parties may settle transactions using either the Euro or a participating country's legal currency. At the current time, the Company does not believe that the conversion to the Euro will have a material impact on its business or its financial statements.

The foregoing discussion of the Company's Year 2000 and Euro conversion programs contains forward looking statements regarding anticipated costs, projections of risks, descriptions of expected outcomes and results and other matters that are not historical facts. These statements are subject to risks, uncertainties and unanticipated events, including, with respect to the Year 2000 program, those that could arise from Year 2000 actions and plans of entities that do business with the Company and the continued availability of qualified personnel. As a consequence, actual results and costs may differ materially from those expressed above. In addition, actual results may differ as a result of other factors not enumerated above as well as changes in current circumstances that are impossible to predict at this time.


Alcoa and subsidiaries

Summarized unaudited consolidated financial data for Aluminio, a Brazilian subsidiary effectively owned 59% by Alcoa, follow.


                                     September 30     December 31
                                     ------------     -----------
                                         1998            1997
                                         ----            ----

Cash and short-term investments       $  264.7        $  305.8
Other current assets                     361.1           389.8
Properties, plants and equipment, net    800.0           825.4
Other assets                             259.6           233.1
                                      --------        --------

      Total assets                     1,685.3         1,754.1
                                      --------        --------

Current liabilities                      263.6           316.8
Long-term debt                           393.5           403.2
Other liabilities                         88.2            88.5
                                      --------        --------

      Total liabilities                  745.3           808.5
                                      --------        --------

            Net assets                $  940.0        $  945.6
                                      ========        ========



                                Third quarter ended    Nine months ended
                                    September 30          September 30
                                    ------------          ------------
                                   1998      1997        1998      1997
                                   ----      ----        ----      ----

Revenues (1)                     $ 254.9   $ 306.8     $ 748.3   $ 911.3
Costs and expenses                (254.3)   (286.1)     (716.4)   (845.4)
Translation and exchange
adjustments                          0.5      (0.4)        1.5      (0.5)
Income tax expense                   (.1)     (4.1)       (3.0)    (13.1)
                                 -------   -------     -------   -------

            Net income           $   1.0   $  16.2     $  30.4   $  52.3
                                 =======   =======     =======   =======

Alcoa's share of net income      $    .6   $   9.6     $  17.9   $  30.9
                                 =======   =======     =======   =======

 <1> Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

      Third quarter ended September 30:    1998 - $3.1, 1997 - $9.2
      Nine months ended September 30:      1998 - $8.6, 1997 - $14.1



Alcoa and subsidiaries

Summarized unaudited consolidated financial data for AofA, an Australian subsidiary, 60% owned by Alcoa, follow.


                                         September 30   December 31
                                         ------------   -----------
                                             1998          1997
                                             ----          ----

Cash and short-term investments            $    8.8      $    9.5
Other current assets                          351.1         386.1
Properties, plants and equipment, net       1,299.2       1,385.9
Other assets                                   69.7          86.2
                                           --------      --------

      Total assets                          1,728.8       1,867.7
                                           --------      --------

Current liabilities                           274.2         304.1
Long-term debt                                221.3         225.3
Other liabilities                             344.6         361.6
                                           --------      --------

      Total liabilities                       840.1         891.0
                                           --------      --------

      Net assets                           $  888.7      $  976.7
                                           ========      ========



                                  Third quarter ended     Nine months ended
                                     September 30            September 30
                                     ------------            ------------
                                   1998       1997         1998        1997
                                   ----       ----         ----        ----

Revenues (1)                   $  387.5     $  495.7     $1,240.5   $1,491.9
Costs and expenses               (306.1)      (383.2)      (960.9)  (1,130.9)
Income tax expense                (29.7)       (40.6)      (102.9)    (130.2)
                               --------     --------     --------   --------

      Net income               $   51.7     $   71.9     $  176.7   $  230.8
                               ========     ========     ========   ========

Alcoa's share of net income    $   31.0     $   43.1     $  106.0   $  138.5
                               ========     ========     ========   ========

(1) Revenues from Alcoa and its subsidiaries, the terms of which were established by negotiations between the parties, follow.

     Third quarter ended September 30:     1998 - $89.2,  1997 - $22.7
     Nine months ended September 30:       1998 - $117.6, 1997 - $50.3


                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     As previously reported, on May 13, 1998, an action was filed in the Superior Court of Riverside County, California allegedly on behalf of more than 500 plaintiffs who currently live, or formerly lived, in the Glen Avon, California area, who claim to have suffered personal injuries, both physical and emotional, as well as property damage, as a result of air and water contamination due to the escape of toxic wastes from the Stringfellow disposal site. The complaint, which names Alcoa and Alumax Inc. and more than 130 other companies as defendants, was served on Alcoa and Alumax in early October. The company is preparing its response.

     As previously reported, on August 17, 1995, Alumax filed suit in the United States District Court for the Eastern District of Arkansas against Hot Metal Molding, Inc. alleging infringement of a process patent held by Alumax that is used in semi-solid forming applications. The litigation was expanded by order of the Court to include Ormet Primary Aluminum Corporation ("Ormet"), the exclusive North American licensee of Pechiney Corporation's technology for casting thixotropic billet, and by Alumax's motion to add certain subsidiaries and affiliates of Buhler AG, a Swiss manufacturer of die casting machines, as defendants in the action. Ormet filed counterclaims alleging that the patent is invalid, void and unenforceable and seeking a declaratory judgment that the patent would not be infringed by the use of Ormet's billet in any diecasting application. On October 3, 1997, certain defendants filed counterclaims against Alumax, alleging violations of the Sherman and Clayton Acts for which they seek injunctive relief and treble damages in an unspecified amount. The Court granted all parties leave to amend their pleadings in January 1998, and trial was scheduled to begin in early July 1998. On May 14, 1998, Alumax and Hot Metal Molding entered into a settlement agreement whereby Hot Metal Molding was granted a non-exclusive license, retroactively to January 1, 1992, in respect of the patent and certain other Alumax patents. On June 14, 1998, Alumax entered into a similar agreement with Buhler AG. Hot Metal Molding and Buhler AG dismissed all claims and counterclaims. Alumax voluntarily dismissed its contributory infringement claim against Ormet and moved to challenge Ormet's standing to pursue antitrust counterclaims against Alumax, which was denied at a hearing on June 26, 1998. A trial date has been set for August 9, 1999, and discovery is underway.

     On October 5, 1998, the West Chicago facility of Alumax Extrusions, Inc. received an order for compliance and an administrative complaint and proposed assessment of a Class II administrative penalty from Region V of the U.S. Environmental Protection Agency (EPA). The complaint alleges discharges in excess of the limits imposed by the facility's wastewater permit and the pretreatment standards for chromium, hexavalent chromium, zinc and oil and grease. The facility will comply with the order and review its rights with respect to the administrative complaint and proposed penalty of $125,000.

     As previously reported, in June 1995, Alcoa was served with a class action complaint in the matter of John P. Cooper, et al.
v. Aluminum Company of America, Case Number 3-95-CV-10074, pending in the United States District Court for the Southern District of Iowa. The named plaintiffs alleged violation of Federal and state civil rights laws prohibiting discrimination on the basis of race and gender. In June 1997, the court approved a settlement agreement that provided for complete settlement of all class-wide claims for injunctive relief in consideration for $212,000 and implementation of certain structural changes. The settlement also provided for mediation of certain remaining individual claims for damages due to a hostile work environment or wrongful termination. All other claims were released under the terms of the agreement. All claims have now been mediated and the claimants have executed releases of all their claims against Alcoa.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       10(n).  Revolving Credit Agreement (364-Day), dated as of
               August 14, 1998
       10(o). Revolving Credit Agreement (Five-Year), dated as of August 14, 1998
       12.     Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.     Financial Data Schedule

(b) Alcoa filed a Form 8-K report, dated July 31, 1998, that announced the approval by Alumax Inc. stockholders of the merger with Alcoa and the immediate effectiveness of the merger.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ALUMINUM COMPANY OF AMERICA




November 3, 1998            By /s/ RICHARD B. KELSON
----------------              ----------------------
Date                          Richard B. Kelson
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




November 3, 1998            By /s/ EARNEST J. EDWARDS
----------------              -----------------------
Date                          Earnest J. Edwards
                              Senior Vice President and Controller
                              (Chief Accounting Officer)

                            EXHIBITS
                            --------


                                                           Page
                                                           ----
   10(n).   Revolving Credit Agreement (364-Day), dated
            as of August 14, 1998
   10(o).   Revolving Credit Agreement (Five-Year), dated
            as of August 14, 1998
   12.      Computation of Ratio of Earnings to Fixed
            Charges                                         26
   15.      Independent Accountants' letter regarding
            unaudited financial information                 27
   27.      Financial Data Schedule