Form 10-K
period 1998-12-31
ALCOA INC
filed 1999-03-12
CIK 4281

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

     [ x ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                  OR
     [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-3610

                              ALCOA INC.
        (Exact name of registrant as specified in its charter)

         Pennsylvania                       25-0317820
  (State of incorporation)     (I.R.S. Employer Identification No.)

            Alcoa Corporate Center, 201 Isabella Street,
                Pittsburgh, Pennsylvania 15212-5858
(Address of principal executive offices) (Zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

     As of March 5, 1999 there were 366,845,135 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $14,695 million.

Documents incorporated by reference.

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1998 Annual Report to Shareholders.
Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated March 8, 1999, except for the performance graph and Compensation Committee Report.

                              ALCOA INC.

Formed in 1888 under the laws of the Commonwealth of Pennsylvania, Alcoa Inc. has its registered office in Pittsburgh, Pennsylvania. The name of the Company was changed, effective January 1, 1999, from Aluminum Company of America to Alcoa Inc. In this report, unless the context otherwise requires, Alcoa or the Company means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.


                                PART I


Item. 1.  Business.



Overview

     Alcoa is the world's leading producer of primary aluminum, fabricated aluminum and alumina and a major participant in all segments of the industry: mining, refining, smelting, fabricating and recycling. Alcoa serves customers worldwide primarily in the packaging, transportation (including aerospace, automotive, rail and shipping), building and industrial markets with a great variety of fabricated and finished products.

     Alcoa is organized into 24 independently managed business units and has over 215 operating locations in 31 countries. Alcoa gives business unit leaders clear responsibilities that concentrate authority closer to customers.

     The U.S. remains the largest market for aluminum. Europe, Asia and Latin America, however, present opportunities for substantial growth in aluminum use. To take advantage of these growth opportunities, Alcoa has made acquisitions or formed joint ventures and strategic alliances in key regional markets.



Recent Developments

     In July 1998, Alcoa acquired all of the outstanding shares of Alumax Inc. (Alumax) for approximately $3.8 billion, consisting of cash of approximately $1.5 billion, stock of approximately $1.3 billion and assumed debt of approximately $1 billion. Alumax operated over 70 plants and other manufacturing facilities in 22 states, Canada, Western Europe and Mexico.

     The description of each Alcoa operating segment below includes a discussion of the impact of the Alumax acquisition. That discussion indicates how the newly-acquired Alumax operations complement or expand Alcoa's existing products and markets.

     In February 1998, Alcoa completed its acquisition of Inespal, S.A. (Inespal) of Madrid, Spain. Alcoa paid approximately $150 million in cash and assumed $260 million of debt and liabilities in exchange for substantially all of Inespal's businesses. The acquisition included an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants and an administrative center. These facilities are discussed below in connection with the applicable Alcoa operating segment.

Market and Geographic Information

     Alcoa serves a variety of customers in a number of markets.
Consolidated revenues from these markets during the past three years were:


                                             (dollars in millions)
                                        1998     1997    1996
                                        ----     ----    ----
     Transportation                   $ 3,738  $ 3,119  $ 2,655
     Packaging                          3,304    3,201    3,326
     Distributor and Other              2,764    2,151    2,154
     Aluminum Ingot                     2,012    1,521    1,449
     Alumina and Chemicals              1,781    1,961    1,940
     Building and Construction          1,741    1,366    1,537
                                      -------  -------  -------
       Total                          $15,340  $13,319  $13,061
                                      =======  =======  =======


     Countries other than the U.S. now contribute close to one-half of Alcoa's consolidated revenues, reflecting the Company's growing global presence.


                                             (dollars in millions)
                                        1998     1997    1996
                                        ----     ----    ----
     U.S.                             $ 8,728  $ 7,189  $ 7,246
     Australia                          1,470    1,875    1,919
     Spain                                965       44       44
     Brazil                               934    1,161    1,135
     Canada                               574      404      351
     Germany                              554      580      623
     Other                              2,115    2,066    1,743
                                      -------  -------  -------
       Total                          $15,340  $13,319  $13,061
                                      =======  =======  =======


Alcoa's Financial Reporting Segments

     Alcoa has adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which was issued in June 1997.
This new accounting standard requires disclosure of segment information on the same basis that is used internally for evaluating performance and allocating resources. Accordingly, Alcoa reports four worldwide segments: Alumina and Chemicals, Primary Metals, Engineered Products and Flat-Rolled Products. All of the Company's products that do not fall into one of those four segments are reported in the category entitled Other. See Notes A and O to the Financial Statements for information on the recently adopted accounting standard and for segment and related geographic financial information.



I.  Alumina and Chemicals

     The Alumina and Chemicals segment includes the production and sale of:
     -    bauxite
     -    alumina

     - alumina-based chemicals used principally in industrial applications and
     -    transportation services for bauxite and alumina.

The segment consists of a group of companies and assets referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and WMC
Limited (WMC) owns 40% of AWAC. AWAC has two businesses with distinct product lines: Alcoa World Alumina (AWA) produces smelter grade alumina and Alcoa Industrial Chemicals (AIC) makes alumina-based chemicals.
AWA also has two geographical regions: Alcoa World Alumina - Australia
(AWA - Australia) and Alcoa World Alumina - Atlantic (AWA - Atlantic).
AWA - Australia is the new trading name for Alcoa of Australia Limited
(AofA); all references throughout this report will be to AWA -
Australia instead of AofA.


Bauxite and Alumina

     Bauxite is aluminum's principal raw material. Alcoa refines bauxite into alumina using a chemical process. Alcoa processes into alumina most of the bauxite that it mines. All of the Company's active bauxite interests are part of AWAC, except in Brazil.

     Alcoa is the world's leading producer of alumina. The Company sells alumina principally from operations in Australia, Jamaica and Suriname. Alcoa sold approximately 56% of its alumina production in 1998 under supply contracts to third parties worldwide. Alcoa negotiates most of its alumina supply contracts on the basis of agreed volumes over multi-year periods to assure a continuous supply to the smelters. The parties negotiate the prices periodically. Prices may be based on formulas related to aluminum ingot market prices or to alumina production costs.

     AWA entities and Sino Mining Alumina Limited (SMAL) have a long-term agreement for the purchase of alumina for the Chinese aluminum industry. SMAL is ultimately owned by the China State Nonferrous
Metals Industry Administration (SNMIA), a Chinese state-owned enterprise that has succeeded the China National Nonferrous Metals
Industry Corporation (CNNC) as the entity responsible for the Chinese aluminum industry as part of the ongoing governmental restructuring in China. The arrangements entitle a subsidiary of SMAL to purchase a minimum of 400,000 metric tons (mt) of alumina per year for 30 years.
The ongoing restructuring of SNMIA and the Chinese aluminum industry has not impacted this contract. The SMAL subsidiary also has the option to increase its alumina purchases as the needs of the Chinese aluminum industry grow.

Alcoa World Alumina - Australia

     AWA - Australia's bauxite mineral lease is due for renewal in 2002. Renewal options allow AWA - Australia to extend the lease until 2044.

     AWA - Australia's three alumina refineries, located in Kwinana, Pinjarra and Wagerup, in Western Australia, have an aggregate annual rated capacity of 6.8 million mt. AWA - Australia has begun a 440,000 mt per year expansion of the Wagerup refinery with completion of construction expected in the second quarter of 1999. This US$193 million expansion will increase Wagerup's production capacity from 1.75 million mt per year to 2.19 million mt per year. This is the first stage of a planned expansion to 3.30 million mt per year at Wagerup, for which AWA - Australia has obtained environmental approval.

     AWA - Australia meets most of the energy requirements of its Australian refineries through a contract with the North West Shelf Gas
Joint Venture. In December 1997, the parties extended the existing contract term from 2005 through 2020. These new arrangements may be subject to review by the Australian competition authorities.

Alcoa World Alumina - Atlantic

     Suriname
     Suriname Aluminum Company, L.L.C. (Suralco) mines bauxite in
Suriname under rights that expire in 2032. Suralco also holds a 24% minority interest in a bauxite mining joint venture managed by the majority owner, an affiliate of Billiton plc (Billiton). Bauxite from both mining operations serves Suralco's share of a refinery in Suriname. Suralco expects to deplete the current mine reserves at both operations in the period 2005-2010.

     Suralco owns 55% of a 1.7 million mt per year alumina refinery in Paranam, Suriname and operates the plant. An affiliate of Billiton holds the remaining 45% interest.

     Jamaica
     Bauxite mining rights in Jamaica expire after the year 2020. The bauxite mining rights are held in a joint venture with the Government of Jamaica.

     An Alcoa subsidiary and a corporation owned by the Government of Jamaica are equal participants in an alumina refinery in Clarendon
Parish, Jamaica. The Alcoa subsidiary manages the joint venture. The participants expect the refinery's annual capacity to increase from 800,000 to about 1 million mt by the end of 1999.

     Brazil
     Alcoa owns 59% of Alcoa Aluminio S.A. (Aluminio). Aluminio manages the operation of the Alumar Consortium (Alumar), a cost-sharing and production-sharing venture that owns a large refining and smelting project near Sao Luis, in the northeastern state of Maranhao. For the refining project, Aluminio owns 35.1% of Alumar, an affiliate of Billiton owns 36%, Abalco S.A. (owned 60% by Alcoa and 40% by WMC) owns
18.9% and an affiliate of Alcan Aluminium Limited (Alcan) owns 10%.

     In 1999, the Alumar refinery will complete an expansion of 260,000 mt, bringing the total annual capacity to approximately 1.25 million mt. The smelter consumes most of this alumina production.

     Aluminio holds an 8.6% interest and Abalco S.A. holds a 4.6% interest in Mineracao Rio do Norte S.A. (MRN), a mining company jointly owned by affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, Billiton, Norsk Hydro and Reynolds Metals
Company.

     Aluminio and Abalco S.A. purchase bauxite from MRN under long-term supply contracts.

     At Pocos de Caldas, Aluminio mines bauxite and operates a refinery. The refinery has an annual capacity of 270,000 mt and primarily supplies Aluminio's nearby smelter.

     Spain
     Alcoa and a WMC affiliate hold a 60% and 40% interest, respectively, in the refinery at San Ciprian, which was part of the Inespal acquisition.

     Guinea
     Alcoa has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea in Western Africa.
This bauxite services most of the requirements of the Pt. Comfort, Texas and San Ciprian, Spain alumina refineries. The contracts expire after 2011.

     U.S.
     Alcoa World Alumina LLC, through a majority-owned entity, St.
Croix Alumina, L.L.C., owns a 600,000 mt per year alumina refinery located on St. Croix, U.S. Virgin Islands. In February 1998, AWA restarted the refinery to fill customer orders because AWAC's worldwide demand for alumina, including the material it produced at St. Croix,
sold out for 1998. The refinery had been inactive due to world alumina market conditions.

     Alcoa World Alumina LLC owns an alumina refinery at Pt. Comfort,
Texas with an annual capacity of 2.3 million mt.


Industrial Chemicals

     Alcoa sells industrial chemicals to customers in a broad spectrum of markets. These markets include:
     -    refractories
     -    ceramics
     -    abrasives
     -    chemicals processing and
     -    other specialty applications.

     Alcoa produces or processes industrial chemicals, principally alumina-based chemicals, at the following locations. Except for the plants located in Brazil, all of the following facilities are part of
AIC:
     -    Bauxite, Arkansas
     -    Ft. Meade, Florida
     -    Dalton, Georgia
     -    Port Allen and Vidalia, Louisiana
     -    Leetsdale, Pennsylvania
     -    Pt. Comfort, Texas
     -    Kwinana and Rockingham, Australia
     -    Pocos de Caldas and Salto, Brazil
     -    Ludwigshafen, Germany
     -    Falta, India (joint venture)
     -    Iwakuni and Naoetsu, Japan
     -    Moerdijk and Rotterdam, the Netherlands and
     -    Singapore.

     In late 1998, AIC began construction of a facility in China to process tabular alumina and other alumina-based materials for sale to the Chinese refractory market.

     Alcoa produces aluminum fluoride at two locations, Pt. Comfort and Ft. Meade, both in the U.S. At Pt. Comfort, the aluminum fluoride is produced from fluorspar and at Ft. Meade it is produced from hydrofluosilicic acid. Aluminum fluoride is used in the aluminum smelting process.



II.  Primary Metals

     The Company smelts primary aluminum from alumina obtained principally from its alumina refineries. Following the Alumax acquisition, Alcoa's consolidated primary aluminum capacity is approximately 3.2 million mt per year. When operating at capacity, Alcoa's smelters satisfy most of the primary aluminum requirements of its fabricating operations. Other Alcoa operations used most of the Company's primary aluminum production in 1998 for alloying and/or further fabricating. Purchases of aluminum scrap, principally used beverage cans, supplemented by purchases of ingot when necessary, satisfy additional aluminum requirements. Since 1994, Alcoa has had 450,000 mt of its worldwide smelting capacity idle because of an oversupply of ingot on world markets.

     Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the Company's primary aluminum costs. Alcoa generates approximately 40% of the power used at its smelters worldwide. Most purchase contracts for firm power tie prices to aluminum prices or to prices based on various indices.

Australia
     AWA - Australia is a participant in a joint venture smelter at Portland, in the State of Victoria, with an annual rated capacity of 320,000 mt. The owners of the smelter are:
     -    AWA - Australia (45% interest)
     -    Eastern Aluminum Ltd. (10% interest)
     - the China International Trust and Investment Corporation (22.5% interest) and
     -    Marubeni Aluminium Australia Pty., Ltd. (22.5% interest).

Each participant in this smelter contributes to the cost of operations and construction in proportion to its interest in the venture. Each participant also then receives a proportionate share of the output.
AWA - Australia supplies the alumina and operates the smelter.

     Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by AWA - Australia, and that power currently provides approximately 40% of the electricity for the 180,000 mt Point Henry smelter. The State Electricity Commission of Victoria
(SECV), under contracts with AWA - Australia, provides the remaining power for this smelter and all power for the Portland smelter. Using a formula, the parties tie power prices to aluminum prices. Negotiations have been finalized on favorable economic terms that permit power interuptibility at both Point Henry and Portland to contribute to accommodating peak demands in the power grid serving the State of Victoria.

Brazil
     The Alumar smelter at Sao Luis, Brazil has an annual rated capacity of 362,000 mt. Aluminio receives about 54% of the production from this smelter. Aluminio purchases electric power from the government-controlled power grid in Brazil at a small discount from the applicable industrial tariff price. There is a protective cap on the price of the electric power based on the London Metal Exchange (LME) aluminum price.

     Aluminio contracted with Central Eletricas de Minas Gerais S.A.
(CEMIG), the government-controlled electric utility, to supply power to Aluminio's 90,000 mt Pocos de Caldas smelter for a 30-month period that began in October 1996. Aluminio purchased the plant's anticipated full power requirements for this period through a single payment based on the price of energy on the date of the agreement. In February 1999, Aluminio and CEMIG entered into a new power purchase agreement.
Similar to the previous agreement, Aluminio purchased the plant's anticipated full power requirements for 38 months, beginning April
1999, through a single payment based on the price of energy on the date of the agreement.

     Aluminio participates in a consortium that is building the new
Machadinho hydroelectric power plant in Southern Brazil.  In early
1998, after all of the necessary environmental and other approvals had been obtained, the consortium began construction of the dam and related facilities. Aluminio will share in the output of the plant beginning in 2002. Aluminio expects its share to be sufficient to supply approximately one-half of the power requirements for the Pocos de
Caldas smelter. In addition, Aluminio intends to participate in an auction process that could result in its purchase of the regional Rio
Pardo hydroelectric utility.

Europe
     The Company's aluminum smelters at Portovesme and Fusina, Italy have a combined annual capacity of 187,000 mt. The owners of the Eurallumina refinery, located on the island of Sardinia adjacent to the Portovesme smelter, supply alumina to Alcoa Italia
S.p.A. under an evergreen agreement. ENEL, Italy's state-owned utility, supplies power for these smelters.

     The acquisition of Inespal included the purchase of aluminum smelters at San Ciprian, La Coruna and Aviles, with a combined annual capacity of 365,000 mt. The San Ciprian refinery supplies alumina, and the government-controlled power grid currently supplies electric power at the lowest applicable industrial tariff rate.

North America
     The Company generates approximately 35% of the power requirements for its 11 North American smelters and purchases the remainder under long-term contracts. Alcoa obtains approximately 12% of the self-generated power from its entitlement to a fixed percentage of the output from Chelan County Public Utility District's Rocky Reach hydroelectric power facility located in the State of Washington.

     In addition, Alcoa has a contract with the Bonneville Power
Administration (BPA) that services the Wenatchee, Washington smelter.
Several contractual provisions allow power supply restrictions when power is in short supply. Beginning in 1995, power purchased from a local public utility district replaced a portion of the power supplied under the BPA contract. The Wenatchee facility currently uses no power from BPA, but instead purchases its additional power needs from the local public utility district.

     The Company has generated substantially all of the power used at its Warrick, Indiana smelter using nearby coal reserves. A 1996 coal supply contract satisfies 40% of the smelter's fuel requirement through 2006. Existing low-sulfur coal contracts satisfy an additional 35% of the requirement through 1999. Short-term contracts of less than two years satisfy the remainder of the fuel requirements.

     The Rockdale, Texas smelter uses lignite to generate power.
Company-owned generating units supply about one-half of the total requirements. Texas Utilities Company supplies the balance through a long-term power contract expiring in 2013.

     Two subsidiaries of the Company own and operate hydroelectric facilities under Federal Energy Regulatory Commission licenses. They provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee plant also purchases firm and interruptible power from the Tennessee Valley Authority under a contract recently extended to 2010. The Badin plant purchases additional power from Duke Power under an evergreen contract providing for specified periods of notice before termination by either party.

     The purchased power (primarily hydroelectric) contract for the Massena, New York smelter expires not earlier than 2003. Alcoa, however, may terminate this contract with one year's notice.

     Through the Alumax acquisition, Alcoa increased its primary aluminum capacity and added to its primary aluminum operations. Alcoa acquired ownership interests in the following smelters: Lauralco, located in Deschambault, Quebec (100.00%); Intalco, located in Ferndale, Washington (61.00%); Eastalco, located in Frederick, Maryland
(61.00%); Mt. Holly, located in Goose Creek, South Carolina (50.33%);
and Becancour, located in Becancour, Quebec (24.95%). During 1998, these facilities produced a total of 1,286,000 mt of aluminum, of which the Company's share was 718,200 mt.

     A Japanese consortium, led by a subsidiary of Mitsui & Co. Ltd., owns an aggregate 39% interest in each of the Intalco and Eastalco facilities. Subsidiaries of Century Aluminum Company, a publicly traded domestic corporation, and Sudelektra Holding, AG, a Swiss corporation, together own 49.67% of Mt. Holly.

     AWA - Australia has been Alumax's principal supplier of alumina for over 20 years and currently provides substantially all of the alumina for its smelting operations.

     Lauralco, Intalco, Eastalco, Mt. Holly and Becancour purchase electricity under long-term contracts that expire in the years 2014, 2001, 2003, 2005 and 2014, respectively, subject to certain extension provisions. Except for Intalco, each facility's contract is with a single supplier. Power rates for all of the electricity supplied to the Becancour and Lauralco facilities are linked to the prevailing price of aluminum. In late 1995, Intalco entered into a series of new long-term power contracts with the BPA and British Columbia Power
Exchange Corporation to provide all of its electricity needs from September 1996 through 2001. Under these contracts, Intalco's power costs are no longer linked to the price of aluminum but are set at a fixed rate. Mt. Holly entered into a new electric power supply agreement in 1997, while Eastalco amended its existing power supply agreement during the same year. For the foreseeable future, these contracts are expected to meet the power requirements of these facilities.

     In February 1998, Alcoa and the government of British Columbia,
Canada signed a memorandum of understanding to proceed with a feasibility study for the construction of a 250,000 mt per year primary aluminum smelter. Alumax Primary Aluminum Corporation also entered into a similar memorandum of understanding with the British Columbia government. After Alcoa acquired Alumax, the study by the Alumax subsidiary was not completed. Alcoa completed its study, but the project is on hold until market conditions change.

     In addition, Alcoa produces and markets aluminum paste, particles, flakes and atomized powder. The Company also produces high-purity aluminum.

Suriname
     Suralco owns and operates a 30,000 mt per year smelter in Paranam, Suriname. Suralco also operates the Afobaka hydro project, which supplies power to the smelter.

Norway
     The Company reports equity earnings from its interest in two smelters in Norway. Elkem Aluminium ANS, 50%-owned by an Alcoa subsidiary, is a partnership that owns and operates the smelters.



III.  Flat-Rolled Products

     Alcoa's flat-rolled products serve three principal markets:
packaging, transportation and building and construction. Light gauge sheet products, mainly RCS and foil, serve the packaging market, and mill products (sheet and plate) serve the other markets.

     Alcoa employs its own sales force for most products sold in the packaging market.


Rigid Container Sheet (RCS)

     RCS accounted for most of the 1998 revenues in the packaging market. Can companies purchase RCS for production of beverage and food cans and can ends.

     The number of RCS customers in the U.S. is relatively small. Use of aluminum beverage cans continues to increase by approximately 3% annually worldwide.

     Aluminum's diverse characteristics, particularly its light weight, recyclability and flexibility for package designs, are significant factors in packaging markets. Aluminum competes with materials such as steel, plastic and glass in these markets. Alcoa maintains leadership in the packaging markets by improving processes and facilities. Alcoa also provides marketing, research and technical support to its customers. Alcoa produces RCS at the following locations:
     -    Warrick, Indiana
     -    Alcoa, Tennessee
     -    Point Henry and Yennora, Australia (joint venture facilities)
     -    Moka, Japan (joint venture facility) and
     -    Swansea, Wales.

     Kaal Australia Pty. Ltd., 50%-owned by Alcoa, owns and operates the former AofA rolling mill at Point Henry and the former Comalco
Limited rolling mill at Yennora. These mills produce RCS for the Australian and Asian markets. AWA - Australia supplies Kaal Australia with aluminum ingot.

     A subsidiary of Alcoa participates in a 50/50 joint venture with Kobe Steel, Ltd. that produces RCS for markets in Japan and other Asian countries. In connection with this venture, Alcoa has a long-term contract to supply metal to Kobe Steel.

     Used aluminum beverage cans are an important source of metal for RCS. Recycling aluminum conserves raw materials, reduces litter and saves energy -- about 95% of the energy needed to produce aluminum from bauxite. In addition, recycling capacity costs much less than new primary aluminum capacity. The Company has can recycling or remelt facilities at or near its plants in:
     -    Warrick, Indiana
     -    Alcoa, Tennessee and
     -    Yennora, Australia.


Foil

     Alcoa's Lebanon, Pennsylvania facility produces industrial foil, laminated foil and brazing sheet. The building and construction, packaging and automotive markets use these products. Continuous casting facilities in Hawesville, Kentucky and Badin, North Carolina produce reroll stock in support of the Lebanon facility. With the acquisition of Alumax, Alcoa acquired an additional casting facility in St. Louis, Missouri. Foil products from this facility are sold primarily to commercial users in the flexible packaging, converter, food service and pharmaceutical industries. The Company now also owns and operates a facility in Russellville, Arkansas. The Russellville plant, which is supported by the casting facility in St. Louis, includes two rolling mills, annealing ovens and ancillary equipment, all dedicated to the production of foodservice and converter foil products.

     Aluminio, near Recife, Brazil, manufactures light gauge sheet, foil products and laminated evaporator panels. The Yennora, Australia plant also produces light gauge sheet. In addition, the facilities at Alicante and Sabinanigo, Spain produce foil products.

     Alcoa and Shanghai Aluminum Fabrication Plant (SAFP) have a joint venture, owned 60% by Alcoa and 40% by SAFP, that operates the former
SAFP aluminum foil and foil laminate production facility in Shanghai, China. With the addition of a second caster in April 1998, the annual output of the joint venture facility is now approximately 14,000 mt.

     As part of the Alumax acquisition, the Company acquired a 56% interest in a foil mill in Kunming, Yunnan, China.

Mill Products

     Alcoa produces sheet and plate products that are used in the following markets:
     -    aerospace
     -    auto and truck
     -    lithographic
     -    railroad
     -    shipbuilding
     -    building and construction
     -    defense and
     -    other industrial and consumer markets.

The Company maintains its own sales force for most of the sheet and plate products.

     Differentiation of material properties, price and service are significant competitive factors in these markets. Aluminum's diverse characteristics are important in markets where competitive materials include steel and plastics for automotive and building applications;
magnesium, titanium, composites and plastics for aerospace and defense applications; and wood and vinyl in building and construction applications. Alcoa continues to develop alloys and products for aerospace and defense applications, such as those developed for the:
     -    Boeing 777 aircraft
     -    Lockheed F-16 aircraft
     -    Canadair aircraft
     -    Advanced Amphibious Assault Vehicle and
     -    Airbus A340-600 aircraft.

     Davenport, Iowa is home to Alcoa's largest sheet and plate plant.
The plant produces products requiring special alloying, heat-treating and other processing, some of which are unique or proprietary. Over the past two years, the Davenport plant's heat-treating capacity for sheet and plate was increased to meet aerospace and automotive demand.
Alcoa also commissioned the largest vertical heat-treat furnace in North America, thus tripling the plant's capacity for wide-width fuselage sheet. A horizontal plate heat-treating furnace has increased capacity by 30% since production began in the second quarter of 1997.

     Alcoa has a plant in Hutchinson, Kansas for further processing and just-in-time stocking of aluminum sheet products for the U.S. aerospace market. Alcoa serves European sheet and plate markets through a distribution center in Paal, Belgium.

     Alcoa has a plant in Danville, Illinois for further processing and just-in-time stocking of aluminum sheet products for the North American automotive market. This facility began to operate in 1998 and is expected to be up to full production in the second half of 1999.

     As required by the terms of its agreement with the U.S. Department of Justice that cleared the way for the Company to acquire Alumax, Alcoa sold its cast aluminum plate business in Vernon, California to Century Aluminum Company in December 1998.

     Alcoa and Kobe Steel have a joint venture in the U.S. and one in Japan to serve the transportation industry. The focus of these ventures is to expand the use of aluminum sheet products in passenger cars and light trucks.

     The Company's Hungarian subsidiary, Alcoa-Kofem Kft (Kofem), produces common alloy flat and coiled sheet as well as soft alloy extrusions and end products for the building, construction, food, transportation and agricultural markets in central and western Europe.
Kofem began delivering

aluminum truck bodies to major beverage companies in Russia and Poland in 1996. Kofem also delivered additional truck bodies to customers in central and eastern European countries in 1997.

     The Company's Alcoa Italia S.p.A. subsidiary produces industrial plate and common alloy flat and coiled sheet for the building and construction, transportation and other industrial markets in Europe at its Fusina, Italy rolling mill.

     In the Inespal acquisition, Alcoa acquired rolling mills at Amorebieta, Alicante and Sabinanigo, Spain. These mills produce industrial plate and common alloy flat and coiled sheet for the building and construction and transportation markets, lithographic sheet and coil and bright products for lighting, cosmetic and industrial uses, and foil products for food, pharmaceutical and industrial applications in Europe.

     As part of the Alumax acquisition, Alcoa acquired Alumax Mill
Products. Alumax Mill Products produces flat-rolled products, both sheet and plate, and semi-fabricated products, circles and blanks at mills in Lancaster, Pennsylvania and Texarkana, Texas. The Lancaster facility also produces semi-fabricated cast aluminum plate, engineered to meet highly specialized industrial applications. In November 1997, Alumax Mill Products entered into a new five-year operating lease, renewable for up to two additional years, covering the Texarkana mill.
This leasing arrangement enabled Alumax to forego a previously planned capital investment of $97 million to purchase the Texarkana facility.

     Alcoa is in the process of integrating the marketing and sales functions for Alumax products to maximize efficiencies, meet customer demands and realize cost savings.

     In October 1998, Alcoa and Pechiney announced their letter of intent for Alcoa to purchase the bright products business of Pechiney's
Rhenalu rolling plant located at Castelsarrasin near Toulouse, France.



IV.  Engineered Products

     Engineered products include aluminum extrusions, forgings, castings and wire, rod and bar.


Extrusions

     As part of the Alumax acquisition, Alcoa acquired Alumax
Extrusions, Inc. (the name has subsequently been changed to Alcoa
Extrusions, Inc.), a manufacturer of a broad line of soft alloy extruded products and secondary billet. Alcoa Extrusions has 12 plants located in Arkansas, Florida, Georgia, Illinois, Mississippi, North
Carolina, Pennsylvania, South Dakota, Tennessee, Utah and an international operation in Monterrey, Mexico. Its shower and bath enclosures are distributed through nine service centers in California, Florida, Georgia, Iowa, North Carolina, Pennsylvania, Texas and
Washington. The Monterrey, Mexico operation consists of a three-press extrusion plant with distribution facilities in Mexico City, Guadalajara, and Hermosillo. Except for the plants located in North
Carolina and Monterrey, the service centers and the distribution facilities in Guadalajara and Hermosillo, which are leased, Alcoa
Extrusions owns all of these plants and facilities.

     The North American operations of Alcoa Extrusions have been integrated into the Alcoa Engineered Products business unit and the recently created Alcoa Extruded Construction Products business unit.

     Alcoa Engineered Products has nine operating locations, five of which are Alumax Extrusion locations.
     -    Chandler, Arizona - hard alloy extrusions, tube and forge stock
     - Morris, Illinois - industrial and distribution common alloy extrusions
     -    Lafayette, Indiana - hard alloy extrusions and tube
     -    Baltimore, Maryland - large press extrusions
     - Massena, New York - cast rod, mechanical-grade redraw rod, wire and cold-finished rod and bar extrusions
     -    Catawba, North Carolina - specialized extrusions
     - Cressona, Pennsylvania - industrial and distribution common alloy extrusions
     - Elizabethton, Tennessee - industrial and distribution common alloy extrusions
     - Spanish Fork, Utah - industrial and distribution common alloy extrusions

     These facilities are supported by sales and administration centers in Illinois, Indiana and Pennsylvania. These operations market and sell extrusions to the service center and transportation and aerospace customers. They also service key original equipment manufacturers' accounts in the machinery and equipment, electrical switchgear and transmission, recreation, medical and consumer durables markets.

     Alcoa Extruded Construction Products has nine operating locations:
Arkansas, Florida, Georgia (2), Illinois, Louisiana, Mississippi, South
Dakota and Mexico. These facilities manufacture and sell soft alloy extruded products. They are supported by eight distribution centers that manufacture, fabricate and sell bath and shower enclosures.
Representative products include window and door frames, bath and shower enclosures, patio and pool enclosures, stadium seating, light poles and flag poles, bridges, rail and decking, and colored architectural shapes. Alcoa announced the closure of the Illinois facility in February 1999.

     Aluminio and a subsidiary in Argentina manufacture aluminum extruded products. Aluminio operates the former Alcan extrusion assets in Brazil, which include four plants and eight extrusion presses.

     Alcoa Extrusions Hannover GmbH & Co. KG produces and markets high-strength aluminum extrusions and rod and bar to serve European transportation and defense markets.

     The subsidiaries of Alcoa Nederland Holding B.V. produce extrusions, common alloy sheet products and a variety of finished products for the building industry, such as aluminum windows, doors and aluminum ceiling systems. These companies also manufacture products for agricultural applications, such as automated greenhouse systems.

     Aluminum East ZAO, through its Building Systems International branch, assembled and sold aluminum windows and doors in Russia.
Alcoa, however, has discontinued this business.

     Alcoa Italia S.p.A. produces and markets industrial extrusions through plants in Bolzano, Fossanova, Feltre and Iglesias, Italy. Also part of Alcoa Italia S.p.A. is an extrusion die shop located in Mori, Italy.

     In addition to the Company's existing extrusion plant in Spain, the Inespal acquisition also included the purchase of extrusion plants at Noblejas and La Coruna, Spain.

     Alcoa also has extrusion plants in Hungary and the United Kingdom.
In December 1998, Alcoa and Reynolds Metals Company announced a definitive agreement for Alcoa to purchase Reynolds' aluminum extrusion plant in Irurzun, Spain. This transaction is expected to close in the first half of 1999.

     In November 1998, Alcoa sold the assets and certain liabilities of Alcotec Wire Company, a partnership owned 70% by Alcoa and 30% by Aluminum Technology Corporation, to ESAB Group Limited, a subsidiary of the British company, Charter Group.

     Alcoa also acquired Kawneer Company, Inc. (Kawneer) and Alumax
Europe N.V. (Alumax Europe) in the Alumax acquisition. Kawneer designs, manufactures and markets architectural aluminum products and is a leading producer of these products in the U.S. and Canada. These products include entrances, windows, framing and curtain wall systems for the commercial building markets. Kawneer products are also engineered for use on construction projects throughout the world.

      Kawneer operates five integrated architectural plants, 17 service centers and one additional manufacturing location in the U.S.
Distribution is principally through dealers, most of whom are glazing contractors.

     Kawneer also operates two integrated architectural plants in Canada that provide most of the product that is sold for large overseas projects, as well as two service centers.

     Alumax Europe was organized in 1997 to manage Alumax's operations in the United Kingdom, France, Germany, Poland and the Netherlands. It also participates in a joint venture in Morocco. Two manufacturing plants located in France and one each in England and Germany, three of which are owned and one of which is leased, provide architectural aluminum products very similar to those produced by Kawneer operations in the U.S. These products are marketed under the Kawneer name throughout Europe. Alumax Europe's Kawneer subsidiaries also operate service centers in France, Poland and Morocco. Other operations of Alumax Europe include custom extrusion plants in the United Kingdom and the Netherlands, and an aluminum recycling facility in the Netherlands that produces soft alloy extrusion billet.


Forgings and Castings

     The plant in Cleveland, Ohio produces aluminum forgings, sold principally in the aerospace, automotive, commercial transportation and defense markets. It also produces aluminum forged wheels for passenger automobiles, sport utility vehicles and light trucks and wheels for the Class 8 heavy-duty truck industry. Alcoa's plant in Szekesfehervar, Hungary manufactures forged aluminum truck wheels for the European market. The plant also manufactures wheels for export to Asian, South
American and other geographic markets that use European-style wheels.

     Alcoa has a 50% interest in a partnership, A-CMI, with a subsidiary of CMI International, Inc. to produce cast and forged aluminum automotive parts. A-CMI's plants are located in Fruitport, Michigan, Hawesville, Kentucky and Lista, Norway. The Lista plant is located near the 50%-owned Elkem Aluminium ANS smelter, which delivers molten aluminum to the plant.

     Alcoa also designs and builds specialized die-casting machines through a subsidiary in Montreal, Canada.

     Alumax Engineered Metal Processes, Inc. (AEMP) produces automotive components with operations in Jackson, Tennessee and Bentonville, Arkansas using a semi-solid forging process. In December 1998, Alcoa announced a binding letter of intent to sell the Jackson, Tennessee facility to the management of AEMP. Alcoa has closed the Bentonville, Arkansas plant.

V.  Other

     This category includes the production and sale of high performance body structures for cars, electrical, plastic and composite materials products, manufacturing and packaging equipment, gold, magnesium products and steel and titanium forgings.


High Performance Automotive Body Structures

     Alcoa Automotive Structures GmbH produces aluminum components and sub-assemblies for aluminum automotive spaceframes. Aluminum spaceframes represent a significant departure from the traditional method and material used to manufacture primary auto body structures.

     In 1993, Alcoa began operating a unique multi-million dollar plant in Soest, Germany to supply aluminum components and subassemblies to its first customer, Audi AG. The Audi A8 luxury sedan was the first production automobile to utilize a complete aluminum spaceframe body structure. Audi began marketing the A8 in Europe in 1994 and in the U.S. in late 1996. The aluminum spaceframe of the A8 is a result of a cooperative effort between Alcoa and Audi that began in 1981. Alcoa produces the components and sub-assemblies for the spaceframe. The
Soest plant also produces the front end module for the new Mercedes-
Benz A Class car.

     Alcoa has worked closely with Ferrari on the development of the all-aluminum body structure for its 360 Modena model that was unveiled at the 1999 Geneva International Motor Show. This body structure, build on-site inside Ferrari's Scaglietti Works, uses extruded and die-cast components from the Soest plant and sheet components from Alcoa Mill Products in Danville, Illinois.

     Alcoa also operates design and engineering offices in Esslingen
(Stuttgart), Germany, Detroit, Michigan, and Alcoa Technical Center, near Pittsburgh, Pennsylvania. The Company designs aluminum auto body structures for a variety of European car manufacturers at these locations.

     Alcoa is working with several other automobile manufacturers in North America and Japan to develop new automotive applications for aluminum products. For example, DaimlerChrysler's Plymouth Prowler, a roadster, entered initial, low-volume production in 1997. Carrying
900 pounds of aluminum (or approximately one-third of its weight), the Prowler has an all-aluminum frame and body as well as aluminum for brake rotors and suspension components. Alcoa and Chrysler designed the car's spaceframe, and Alcoa provides aluminum sheet stock for stamping into body panels and bumper assemblies. Alcoa's plant in Northwood, Ohio manufactures the Prowler frame and a variety of aluminum structural assemblies for the U.S. automotive industry, including the Corvette windshield surround.


Alcoa Fujikura Ltd. (AFL)

     AFL produces and markets electronic and electrical distribution systems (EDS) for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL supplies
EDS to:
     -    Ford
     -    Subaru
     -    PACCAR
     -    Audi
     -    Volkswagen and
     -    DaimlerChrysler.

     AFL owns Michels GmbH & Co. K.G. (Michels), a European manufacturer of EDS for automobiles. AFL also owns the Stribel group of companies, European manufacturers of electromechanical and electronic components for the European automotive market. The European facilities are located in Germany, Hungary, Ireland and the United
Kingdom.

     AFL and Aluminio have a joint venture, AFL do Brasil Ltda., that manufactures and sells EDS in Brazil. AFL also has an EDS manufacturing facility in Venezuela.

     Significant competitive factors in the EDS markets include price, quality and full service supplier capability, as automakers increasingly require support from selected suppliers on a global basis.

     In mid-1997, AFL's telecommunications division acquired the assets of Six "R" Communications Inc., a Monroe, North Carolina-based provider of EF&I services (engineer, furnish and install) to the telecom, CATV and electric utility industries. Six "R" Communications, L.L.C., a majority-owned entity, now operates this business.

     In March 1998, Six "R" Communications, L.L.C. acquired T.I.C.S.
Corporation, a leading provider of network solutions for voice and data applications. In the fourth quarter of 1998, AFL also acquired an 80.1% ownership interest in two companies that provide EF&I services, MinTel Communications, L.L.C. and Quality Control Services, L.L.C.


Packaging and Closures

     Alcoa Closure Systems International, Inc. (ACSI), the world's largest producer of plastic closures, manages all of Alcoa's worldwide closures businesses other than in South America. ACSI coordinates its business from Indianapolis, Indiana. The Company's South American closures business and PET (polyethylene terephthalate) plastic bottles manufacturing facilities are managed independently by Aluminio from Sao
Paulo, Brazil.

     The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and in many other countries. Alcoa has plastic closure, PET plastic bottles, closure molding equipment and packaging equipment design and assembly facilities at the following locations:



                   Packaging and Closures Facilities

Crawfordsville, Indiana         Santiago, Chile          Nogi, Japan
Olive Branch, Mississippi       Tianjin, China           Saltillo, Mexico
Buenos Aires, Argentina         Bogota, Colombia         Lima, Peru
Manama, Bahrain                 Szekesfehervar, Hungary  Lyubuchany, Russia
Barueri, Itapissuma, Lages and  Ensenada, Mexico         Barcelona, Spain
 Queimados, Brazil              San Jose, Costa Rica     Worms, Germany


     The Alcoa Packaging Equipment business unit designs, manufactures and services:
     -    bodymakers
     -    decoration equipment
     -    registered embossers
     -    end conversion presses
     -    a variety of testing equipment for the can making industry and
     - plastic and aluminum closure handling, orientation, inspection and capping equipment for the food and beverage industry.

The Alcoa Advanced Technologies division of this business unit supplies advanced material products to the semiconductor equipment industry.


Other Aluminum Products

     In March 1998, Aluminio sold the assets of its aluminum truck body division.

     Aluminio and Phelps Dodge Corporation have a joint venture that produces aluminum electric cable and copper wiring and cables in Brazil. The venture, Phelps Dodge & Alcoa Fios e Cabos Eletricos S.A., is owned 60% by Phelps Dodge and 40% by Aluminio. Production takes place at the venture's plant in Pocos de Caldas.

     Alcoa Building Products, Inc. (ABP) manufactures and markets residential aluminum siding and other aluminum building products. ABP sells these products principally to wholesale distributors.

     ACSI produces aluminum closures for bottles at Worms, Germany, Nogi and Ichikawa, Japan, and Barcelona, Spain. In October 1998, the Company signed a letter of intent to sell substantially all of the assets and certain liabilities of Capsulas Metalicas, S.A., its metal beverage closures business in Spain, to Alucapvit, SPA.

     Alcoa also owns a 36% interest in American Trim, L.L.C., a joint venture that manufactures primarily auto parts and appliance control panels.


Other Nonaluminum Products

     ABP produces vinyl siding and accessories and other nonaluminum building products for the building and construction markets.

     Northwest Alloys, Inc., in Addy, Washington, produces magnesium from minerals in the area owned by the Company. Alcoa uses the magnesium for certain aluminum alloys and also sells it to third parties.

     Aluminio owns 40% and affiliates of Alcatel of France own 60% of a joint venture, called Alcatel Cabos Brazil. The venture manufactures, in Brazil, and sells telecommunication cables and related accessories in South America.

     In November 1998, Hedges Gold Pty. Ltd., a subsidiary, completed the sale of the Hedges gold mine in Western Australia and the corresponding mining leases to Boddington Gold Mine joint venturers. The gold processing plant was not included in the sale.

     The Alcoa facility at Cleveland, Ohio produces large press steel, titanium and special super alloy forgings. Aerospace and commercial customers are the principal purchasers of these products.


Competition

     The markets for most aluminum products are highly competitive. Price, quality and service are the principal competitive factors in most of these markets. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight and recyclability.

     The aluminum industry is highly cyclical, and the LME-based prices of primary aluminum influence the Company's results of operations.
This price sensitivity impacts a portion of the Company's alumina sales and many of the Company's aluminum products. There is, however, less impact on the more specialized and value-added products.

     The Company continues to examine all aspects of its operations and activities and redesign them where necessary to enhance effectiveness and achieve cost reductions. Alcoa believes that it enhances its competitive position through its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets, and by the capability of its employees. This includes implementation of Alcoa Business System
(ABS) and the Alcoa Production System (APS). Research and development has led to improved product quality and production techniques, new product development and cost control.

     ABS is based upon the integration of the Company's mission, vision and values with its business processes and measures in order to create maximum value. APS is the manufacturing component of ABS. APS's basic tenets are (1) produce for use, not for inventory, (2) eliminate waste and (3) recognize that people are the linchpin of the system.

     Alcoa has made significant achievements to date through the implementation of APS at several of its businesses, including:
     -    reduction of inventory and flow-time and
     -    increase in output

     Alcoa believes that ABS and APS will in time substantially improve its profitability relative to its peers. In July 1998, Alcoa announced a $1.1 billion cost reduction initiative to be achieved by January 1, 2001. The Company intends to realize a significant portion of this reduction through ABS and APS.



Risk Factors

     In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion, which provides additional detail regarding Alcoa's exposure to the risks of changing commodity prices, foreign exchange rates and interest rates, includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.


Commodity Price Risks

     Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. As a condition of sale, customers often require Alcoa to commit to fixed-price contracts that sometimes extend a number of years into the future. Customers will likely require Alcoa to enter into similar arrangements in the future. These contracts expose Alcoa to the risk of fluctuating aluminum prices between the time the order is accepted and the time that the order ships.

     In the U.S., Alcoa is net metal short and is subject to the risk of higher aluminum prices for the anticipated metal purchases required to fulfill the long-term customer contracts noted above. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At December 31, 1998 and 1997, these contracts totaled approximately 933,000 mt and 1,084,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

     A hypothetical 10% change from the 1998 year-end, three-month LME aluminum ingot price of $1,244 per mt would result in a pre-tax gain or loss to future earnings of $110 million related to all of the futures and options contracts noted above. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying metal purchase transactions.

     Earnings were selected as the measure of sensitivity due to the historical relationship between aluminum ingot prices and Alcoa's earnings. The hypothetical change of 10% was calculated using a parallel shift in the existing December 31, 1998 forward price curve for aluminum ingot. The price curve takes into account the time value of money, as well as future expectations regarding the price of aluminum ingot. The model also assumes there will be no aluminum smelter capacity restarted by Alcoa.

     The futures and options contracts noted above are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

     The expiration dates of the options and the delivery dates of the futures contracts noted above do not always coincide exactly with the dates on which Alcoa is required to purchase metal to meet its contractual commitments with customers. Accordingly, some of the futures and options positions will be rolled forward. This may result in significant cash inflows if the hedging contracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows if metal prices fall below the price of contracts being rolled forward.

     In addition to the above noted aluminum positions, Alcoa had 29,000 mt and 259,000 mt of futures and options contracts outstanding at year-end 1998 and 1997, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax charges to earnings of $45 million in 1998, $13 million in 1997 and $57 million in 1996. A hypothetical 10% change in aluminum ingot prices from the year-end 1998 level of $1,244 per mt would result in a pre-tax gain or loss of $3 million related to these positions. The hypothetical gain or loss was calculated using the same model and assumptions noted earlier.

     Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Notes A and T to the Financial Statements.


Foreign Exchange Risks

     Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are sometimes used to limit the risk of fluctuating exchange rates. A hypothetical 10% change in applicable 1998 year-end forward rates would result in a pre-tax gain or loss of approximately $135 million related to these positions. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in value of the underlying hedged item. The model assumes a parallel shift in the forward curve for the applicable currencies and includes the foreign currency impact of Alcoa's cross-currency interest rate swaps. See Notes A and T to the Financial Statements for information related to the accounting policies and fair market values of Alcoa's foreign exchange contracts at December 31, 1998 and 1997.

     In early 1999, Brazil experienced a devaluation of its currency, the real. Based on information currently available, Alcoa does not believe that the devaluation will have a material impact on its 1999 results of operations.

Interest Rate Risks

     Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to keep financing costs as low as possible. At December 31, 1998 and 1997, Alcoa had $3,489 million and $1,952 million of debt outstanding at effective interest rates of 6% and 7%, respectively, after the impact of interest rate swaps and caps is taken into account. A hypothetical change of 10% in Alcoa's effective interest rate from year-end 1998 levels would increase or decrease interest expense by $21 million. The interest rate effect of Alcoa's cross-currency interest rate swaps has been included in this analysis. For more information related to Alcoa's use of interest rate instruments, see Notes A and T to the Financial Statements.


Risk Management

     All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward and are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and principally cover underlying exposures.

     Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SMRC is composed of the chief executive officer, the president, the chief financial officer and other officers and employees that the chief executive officer may select from time to time. SRMC reports to the board of directors at each of its scheduled meetings on the scope of its derivative activities.


Material Limitations

     The disclosures, with respect to aluminum prices and foreign exchange risk, do not take into account the underlying anticipated purchase obligations and the underlying transactional foreign exchange exposures. If the underlying items were included in the analysis, the gains or losses on the futures and options contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa's control and could vary significantly from those disclosed.


Year 2000 Issue

     Alcoa, like other businesses, is facing the Year 2000 issue. The Year 2000 issue arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could result in computational errors as dates are compared across the century boundary.

     As a basic materials supplier, the vast majority of the products produced and sold by Alcoa are unaffected by Year 2000 issues in use or operation since they contain no microprocessors.

     Alcoa is addressing the Year 2000 issue through a formal program that reports to the Company's chief information officer. Alcoa's methodology encompasses four phases: Awareness/Inventory; Assessment; Remediation and Compliance Testing. Ongoing leadership is provided by a Global Program Office, which is directly linked into Alcoa's business units and resource units, including the newly-acquired Alumax facilities. The Global Program Office provides processes and tools to the business units and monitors progress through systematic reporting and on-site verification reviews in cooperation with the Company's internal auditors. Progress is reported regularly to the Company's senior executives and to the Audit Committee of Alcoa's board of directors.

     Internally, computer- and microprocessor-based systems such as mainframe, minicomputer and personal computer systems and the software they utilize have been assessed. Operational support, process control, facilities, infrastructure and mechanical systems are being addressed as well. These systems assist in the control of Alcoa's operations by performing such functions as maintaining manufacturing parameters, monitoring environmental conditions and assisting with facilities management and security. Many of these systems rely on software or contain embedded electronic components that could be affected by Year 2000 compliance issues. Since many of these systems are common across operating locations, information sharing and efficiencies have been realized in the Year 2000 efforts. Priority for any required remediation efforts has been assigned based on the criticality of the system or business process affected.

     As of December 31, 1998, the remediation phase had been completed for 90% of Alcoa's critical components with 86% of all critical components having completed compliance testing. Individual exceptions providing for completion during 1999 have been approved by business unit and resource unit management and reviewed by the Year 2000 Global Program Office and the chief information officer. These, along with all other critical systems, will be specifically addressed within Alcoa's contingency planning process. Alcoa does not believe that this limited rescheduling will adversely affect its overall Year 2000 readiness. It is presently expected that compliance testing will be completed for 99% of critical systems by the third quarter.

     Alcoa relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. Alcoa has surveyed its vendors and suppliers using questionnaires and, based on the response and significance to the Company's operations, may initiate follow up meetings. If Alcoa concludes that a third party trading partner presents a substantial risk of a Year 2000 based business disruption, an effort will be made to resolve the issue. If necessary, a new provider of the affected goods or services will be qualified and secured. Communication with suppliers and other third parties regarding Year 2000 issues is a continuing process.

     Alcoa and certain of its trading partners utilize electronic data interchange (EDI) to effect business communications. The Company's EDI system software has been upgraded to support transactions in a Year 2000 compliant format. Migration of EDI transactions to this new format will occur as existing EDI transaction formats are modified by Alcoa and its EDI trading partners on a case-by-case basis. Some Alcoa customers have indicated that they will not modify EDI transaction sets but will rely on other techniques to achieve Year 2000 capability

     Alcoa's Year 2000 program utilizes on-site verification of Year 2000 efforts at its various operating locations. Using audit-like techniques, the Year 2000 Global Program Office and the Company's internal auditors verify that business and resource units have followed the prescribed processes and methodologies and also samples local Year 2000 readiness. Each of Alcoa's business units will receive at least one verification audit during 1999 with more than sixty reviews planned.

     Based on current information, Alcoa believes that the most likely worst case scenario to result from a Year 2000 failure by Alcoa, its suppliers or customers would be a short term reduction in manufacturing capability at one or more of Alcoa's operations and a temporary limitation on Alcoa's ability to deliver products to customers. Based on internal efforts and formal communications with third parties, Alcoa does not believe that Year 2000 issues are likely to result in significant operational problems or have a material adverse impact on its consolidated financial position, operations or cash flow. Nonetheless, failures of suppliers, third party vendors or customers resulting from Year 2000 issues could result in a short term material adverse effect.

     In 1998, Alcoa incurred $38 million of direct costs in connection with its Year 2000 program. These costs include external consulting costs and cost of hardware and software replaced as a result of Year 2000 issues. Direct costs for 1999 are estimated to be between $35 million and $60 million.



Employees

     Alcoa had 103,500 employees worldwide at year-end 1998.
Approximately 38% of the employees are in the U.S.

     Alcoa and its unions ratified new six-year labor agreements covering the majority of Alcoa's U.S. production workers in mid-1996. As part of the agreements, Alcoa and the unions agreed to an unprecedented partnership mandating that they work cooperatively on customer requirements, business objectives and shareholder and union interests. The agreements set broad, new goals for employee safety, job security, and influence, control, and accountability for the work environment. Other major provisions include wage increases over the first five years, enhanced pension benefits, increases in sickness and accident insurance, life insurance and dental benefits and the amount of income a spouse may earn before sharing medical benefit costs.

     The new agreements have five years of defined provisions. At the end of the fifth year, Alcoa and the unions will reopen the entire contract. If the parties cannot reach agreement, they will submit the economic provisions to arbitration.

     Agreements negotiated under guidelines established by a national industrial relations authority cover wages for AWA - Australia employees.

     Aluminio negotiates wages for both hourly and salaried employees annually in compliance with government guidelines. Each Aluminio location, however, has a separate compensation package for its employees.



Research and Development

     Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its business units, and at Alcoa Technical Center. Expenditures for R&D activities were $128 million in 1998, $143 million in 1997 and $166 million in 1996. The Company funds substantially all R&D expenses.



Environmental

     Alcoa's Environment, Health and Safety Policy confirms its commitment to operate worldwide in a manner that protects the environment and the health and safety of employees and of the citizens of the communities where the Company operates.

     Alcoa continues its efforts to develop and implement modern technology, and standards and procedures, to meet its Environment, Health and Safety goals. The Company spent approximately $105 million during 1998 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $115 million in 1999. These figures do not include the costs of operating these facilities. Remediation expenses are continuing at many of the Company's facilities. See Environmental Matters on pages 34 through 35 in the Annual Report to Shareholders and "Item 3 -- Legal Proceedings" below.

     Alcoa's operations worldwide, like those of others in manufacturing industries, have in recent years become subject to increasingly stringent legislation and regulations intended to protect human health and safety, and the environment. The Company expects this trend to continue. Compliance with new laws, regulations or policies could require substantial expenditures by the Company in addition to those mentioned above.

     Alcoa supports the use of sound scientific research and realistic risk criteria to analyze environmental and human health and safety effects and to develop effective laws and regulations in all countries where it operates. The Company also relies on internal standards that it applies worldwide to ensure that its facilities operate with minimal adverse environmental, health and safety impacts, even where no regulatory requirements exist. Alcoa recognizes that recycling and pollution prevention offer real solutions to many environmental problems, and it continues vigorously to pursue efforts in these areas.



Item 2. Properties.

     See "Item 1 - Business." Alcoa believes that its facilities are suitable and adequate for its operations.



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

     In response to a unilateral order issued under Section 106 of the Comprehensive Environmental Compensation and Liability Act of 1980 (CERCLA) by the U.S. Environmental Protection Agency (EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls (PCBs), into the Grasse River near its Massena, New York facility, Alcoa has been conducting investigations and studies of the river under order from the EPA issued under CERCLA. The Company is continuing to gather additional information through further studies and tests and expects to provide EPA with additional information as it becomes available.

     Representatives of various Federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa may be liable for loss or damage to such resources under Federal and state law based on Alcoa's operations at its Massena facility. While formal proceedings have not been instituted, the Company continues to actively investigate these claims.

     In March 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Pt. Comfort)/Lavaca Bay National Priorities List site that includes portions of Alcoa's Pt. Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study under EPA oversight. Work under the administrative order is proceeding, including actions to fortify an offshore dredge disposal island that may include the removal of certain mercury-contaminated sediments adjacent to Alcoa's plant in and near routinely dredged navigation channels. The Company and certain Federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have entered into several agreements to cooperatively identify restoration alternatives and approaches for Lavaca Bay. Efforts under those agreements are ongoing.

     In March 1997, Alcoa Italia received an order from Italian governmental authorities relating to several environmental deficiencies at its Fusina Plant. Alcoa Italia and the governmental authorities commenced discussions that resulted in a plan for sampling certain emission points. During 1998, Alcoa Italia sampled air emissions at the Fusina Plant. The results of the samples, which indicated that the emissions are within the authorized limits, have been sent to the Italian governmental authorities. Alcoa Italia is awaiting official confirmation of compliance.

     On May 13, 1998, an action was filed in the Superior Court of Riverside County, California allegedly on behalf of more than 500 plaintiffs who currently live, or formerly lived, in the Glen Avon, California area, who claim to have suffered personal injuries, both physical and emotional, as well as property damage, as a result of air and water contamination due to the escape of toxic wastes from the Stringfellow disposal site. The complaint, which names Alcoa, Alumax Inc. and more than 130 other companies as defendants, was served on Alcoa and Alumax in October 1998. The Company is preparing its response.

     In October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by the EPA. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. Alcoa and the DOJ have entered into a series of tolling agreements to suspend the statute of limitations related to the alleged violations in this matter. The current agreement expires on March 19, 1999 and the parties are actively engaged in settlement discussions.

     On October 5, 1998, the West Chicago facility of Alumax Extrusions, Inc. received an order for compliance and an administrative complaint and proposed assessment of a Class II administrative penalty from Region V of the EPA. The complaint, which alleges discharges in excess of the limits imposed by the facility's wastewater permit and the pretreatment standards for chromium, hexavalent chromium, zinc, oil and grease, seeks civil penalties and compliance with discharge requirements. In November 1998, Alcoa filed its response to the complaint and requested an informal settlement conference. Settlement discussions between the parties are ongoing.

     In 1998, Region V of the EPA has referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the DOJ. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA that are ongoing at this time.

     Other Matters

     Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa's favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa will be able to recover from its insurers on the three test sites. Alcoa appealed these rulings to the Washington Court of Appeals, which, upon completion of briefing, certified the appeal to the Washington Supreme Court. Oral argument is expected in 1999.

     In March 1996, Alcoa received a subpoena from the U.S. Department of Commerce in connection with the export of potassium fluoride by a subsidiary for use at its alumina refineries in Jamaica and Suriname. Following a review of records provided by the Company, the Department of Commerce has charged that the Company made shipments between 1991 and 1995 without export licenses, which had been required since 1991 as a result of a regulatory change. Following an administrative hearing in December 1998, the Under Secretary of Commerce, on February 19, 1999, imposed an administrative penalty of $750,000.

     On August 17, 1995, Alumax filed suit in the United States District Court for the Eastern District of Arkansas against Hot Metal Molding, Inc. alleging infringement of a process patent held by Alumax that is used in semi-solid forming applications. The litigation was expanded by order of the Court to include Ormet Primary Aluminum Corporation (Ormet), the exclusive North American licensee of Pechiney Corporation's technology for casting thixotropic billet, and by Alumax's motion to add certain subsidiaries and affiliates of Buhler AG, a Swiss manufacturer of die casting machines, as defendants in the action. Ormet filed counterclaims alleging that the patent is invalid, void and unenforceable and seeking a declaratory judgment that the patent would not be infringed by the use of Ormet's billet in any die casting application. On October 3, 1997, certain defendants filed counterclaims against Alumax, alleging violations of the Sherman and Clayton Acts for which they seek injunctive relief and treble damages in an unspecified amount. The Court granted all parties leave to amend their pleadings in January 1998, and trial was scheduled to begin in early July 1998. On May 14, 1998, Alumax and Hot Metal Molding entered into a settlement agreement whereby Hot Metal Molding was granted a nonexclusive license, retroactively to January 1, 1992, in respect of the patent and certain other Alumax patents. On June 14, 1998, Alumax entered into a similar agreement with Buhler AG. Hot Metal Molding and Buhler AG dismissed all claims and counterclaims. Alumax voluntarily dismissed its contributory infringement claim against Ormet and moved to challenge Ormet's standing to pursue antitrust counterclaims against Alumax, which was denied at a hearing on June 26, 1998. A trial date had been set for August 1999; however, in late 1998, the parties settled the matter on mutually agreeable terms.

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

     Alcoa, along with various asbestos manufacturers, distributors and other businesses, is a defendant in numerous individual lawsuits filed in the State of Texas on behalf of persons claiming injury as a result of occupational exposure to asbestos at various Alcoa facilities. In two of these cases, jury verdicts were returned against the Company, and they will be appealed.

     Following the March 9, 1998 announcement of the proposed acquisition of Alumax by Alcoa and AMX Acquisition Corporation, five putative class actions on behalf of stockholders of Alumax were filed in the Delaware Court of Chancery against Alumax and certain of Alumax's directors. Four of these actions also named Alcoa as a defendant. The plaintiffs in those actions alleged, among other things, that the director defendants agreed to a buyout of Alumax at an inadequate price, that they failed to provide Alumax's stockholders with all necessary information about the value of Alumax, that they failed to make an informed decision as no market check of Alumax's value was obtained and the acquisition is structured to ensure that stockholders will tender their shares and is coercive. In addition, the plaintiffs alleged that the Schedules 14D-1 and 14D-9 filed by Alcoa, AMX Acquisition Corporation and Alumax, respectively, failed to disclose certain information necessary for Alumax's stockholders to make an informed decision regarding the offer and the other transactions contemplated by the merger agreement. Plaintiffs seek to enjoin the acquisition or to rescind it in the event that it is consummated and to cause Alumax to implement a "full and fair" auction for Alumax. Plaintiffs also seek compensatory damages in an unspecified amount, costs and disbursements, including attorneys' fees, and such other relief as the Delaware Court of Chancery may deem appropriate. The matter is still pending, but there have been no developments since the close of the tender offer and merger in mid-1998.

     The Internal Revenue Service (IRS) asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985, and 1986 consolidated income tax returns of AMAX Inc. and on that basis assessed a Federal income tax deficiency against Alumax of $129 million. Alumax filed a petition in the United States Tax Court seeking a redetermination of the purported deficiency. On September 30, 1997, the Tax Court decided in favor of the IRS, stating that AMAX Inc. did not have the 80% control necessary to consolidate. On October 27, 1997, Alumax paid an aggregate of $411 million to the IRS, representing the deficiency and accrued interest. On December 24, 1997, Alumax filed a notice of appeal of the Tax Court's decision to the United States Court of Appeals for the Eleventh Circuit. A decision affirming the Tax Court's decision was handed down by the Court of Appeals on January 21, 1999. The Company is requesting rehearing of the issue. Under the terms of a Tax Disaffiliation Agreement executed by Alumax and AMAX in connection with the merger of AMAX into Cyprus Minerals Company and the public distribution of all of Alumax's shares in November 1993, Alumax assumed responsibility for all proceedings relating to the above-described deficiency and payment of any additional taxes, along with interest that may ultimately be due; and Cyprus Amax Minerals Company will share certain tax benefits that will become available to it in the event of a final adverse determination.



Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

Item 4A. Executive Officers of the Registrant.

     The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of March 1, 1999 are listed below.

     Paul H. O'Neill, 63, Chairman of the Board and Chief Executive Officer. Mr. O'Neill was elected a director of Alcoa in 1986 and became Chairman of the Board and Chief Executive Officer in June 1987. Before joining Alcoa, Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper Company.

     Alain J. P. Belda, 55, Director, President and Chief Operating Officer. Mr. Belda was elected to Alcoa's Board of Directors in September 1998 and President and Chief Operating Officer in January 1997. Mr. Belda was elected Executive Vice President in 1994 and Vice Chairman in 1995. He was

President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. Mr. Belda was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 he was named President - Latin America for the Company.

     George E. Bergeron, 57, Executive Vice President - Allied Products. Mr. Bergeron was named President - Alcoa Closure Systems International in 1982 and was elected Vice President and General Manager - Rigid Packaging Division in July 1990. He was appointed President - Rigid Packaging Division in 1991. Mr. Bergeron was elected Executive Vice President of Alcoa in January 1998.

     Michael Coleman, 48, Vice President and President - Alcoa Rigid Packaging Division. Mr. Coleman joined Alcoa in January 1998. He had been Vice President - Operations of North Star Steel from 1993 to 1994, Executive Vice President - Operations from 1994 to 1996 and President from 1996 through 1997. Mr. Coleman joined North Star Steel in 1982.

     Richard L. Fischer, 62, Executive Vice President - Chairman's Counsel. Mr. Fischer was elected Vice President and General Counsel in 1983 and became Senior Vice President in 1984. He was given the additional responsibility for Corporate Development in 1986 and in 1991 named to his present position. In his current assignment, Mr. Fischer is responsible for Corporate Development and the expansion and integration of Alcoa's international business activities.

     L. Patrick Hassey, 53, Vice President and President - Alcoa
Europe. Mr. Hassey joined Alcoa in 1967 and was named Davenport Works Manager in 1985. In 1991, he was elected a Vice President of Alcoa and appointed President - Aerospace/Commercial Rolled Products Division.
He was appointed President - Alcoa Europe in November 1997.

     Patricia L. Higgins, 49, Vice President and Chief Information Officer. Ms. Higgins joined Alcoa in January 1997 and is responsible for the integration and implementation of the Company's computer initiatives. She began her career at American Telephone & Telegraph Co. in 1977 and was Vice President of International Sales Operations in Network Systems before joining Nynex Corporation in 1991 as Group Vice President, Manhattan Market Area. In 1995, Ms. Higgins joined Unisys Corporation where she was President, Communications Market Sector Group.

     Richard B. Kelson, 52, Executive Vice President and Chief
Financial Officer. Mr. Kelson was elected Assistant General Counsel in 1989, Senior Vice President - Environment, Health and Safety in 1991 and Executive Vice President and General Counsel in May 1994. He was named to his current position in May 1997.

     Frank L. Lederman, 49, Vice President and Chief Technical Officer. Mr. Lederman was Senior Vice President and Chief Technical Officer of Noranda, Inc., a Canadian-based, diversified natural resource company, from 1988-1995. He joined Alcoa as a Vice President in May 1995 and became Chief Technical Officer in December 1995. In his current position Mr. Lederman directs operations of the Alcoa Technical Center.

     G. John Pizzey, 53, Vice President and President, Alcoa World Alumina. Mr. Pizzey joined Alcoa of Australia Limited in 1970 and was appointed to the board of Alcoa of Australia as Executive Director - Victoria Operations and Managing Director of Portland Smelter Services in 1986. He was named President - Bauxite and Alumina Division of Alcoa in 1994 and President - Primary Metals Division of Alcoa in 1995. Mr. Pizzey was elected a Vice President of Alcoa in 1996 and was appointed President - Alcoa World Alumina in November 1997.

     Lawrence R. Purtell, 51, Executive Vice President - Environment, Health and Safety and General Counsel. Mr. Purtell joined Alcoa in November 1997. He had been Corporate Secretary and Associate General Counsel of United Technologies Corporation from 1989 to 1992. Mr. Purtell was

Vice President and General Counsel of Carrier Corporation, a unit of United Technologies Corporation and international designer, manufacturer and marketer of heating, ventilating and air conditioning equipment and services, from 1992 to 1993. He was Senior Vice President and General Counsel and Corporate Secretary of McDermott International, Inc. from 1993 to 1996. In 1996, Mr. Purtell joined Koch Industries, Inc. as Senior Vice President, General Counsel and Corporate Secretary.

     Robert F. Slagle, 58, Executive Vice President, Human Resources and Communications. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle served as Vice President - Raw Materials, Alumina and Industrial Chemicals in 1989, and Vice President of Alcoa and Managing Director - Alcoa of Australia Limited in 1991.
He was named President - Alcoa World Alumina in 1996 and was elected to his current position in November 1997.

     G. Keith Turnbull, 63, Executive Vice President - Alcoa Business System. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director - Technology Planning in 1982, Vice President - Technology Planning in 1986 and Executive Vice President - Strategic Analysis/Planning and Information in 1991. In January 1997 he was named to his current position, with responsibility for company-wide implementation of the Alcoa Business System.


                                PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on pages 63 through 64 of the 1998 Annual Report to Shareholders (Annual Report) and are incorporated herein by reference.

     On January 8, 1999, the Board of Directors declared a two-for-one common stock split, distributed on February 25, 1999 to shareholders of record at the close of business on February 8, 1999. In this report, all per-share amounts and number of shares have been restated to reflect the stock split.

     At February 8, 1999 (the record date for the Company's 1999 annual shareholders meeting), there were approximately 119,000 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

     The comparative table showing selected financial data for the Company is on page 28 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Management's review and comments on the consolidated financial statements are on pages 29 through 37 of the Annual Report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information regarding quantitative and qualitative disclosures about market risk is on pages 33 through 34 of the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are on pages 38 through 53 of the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding Directors is contained under the caption "Board of Directors" on pages 5 through 11 of the Registrant's definitive Proxy Statement dated March 8, 1999 (Proxy Statement) and is incorporated herein by reference.

     The information regarding executive officers is set forth in
Part I, Item 4A under "Executive Officers of the Registrant."

     The information required by Item 405 of Regulation S-K contained under the caption "Compliance With Section 16(a) Reporting" on page 12 of the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

     This information is contained under the caption "Executive
Compensation" on pages 14 through 20 of the Proxy Statement and is incorporated herein by reference. The performance graph and Report of the Compensation Committee shall not be deemed to be "filed."

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     This information is contained under the caption "Alcoa Stock
Ownership and Performance" on pages 12 through 13 of the Proxy
Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     This information is contained under the caption "Transactions with Directors' Companies" on page 5 of the Proxy Statement and is incorporated herein by reference.


                                PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

    (a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

     (1) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are on pages 38 through 53 of the Annual Report and are incorporated herein by reference.

     (2) The following report and schedule should be read with the Company's consolidated financial statements in the Annual Report:

     Independent Accountant's Report of PricewaterhouseCoopers LLP dated January 8, 1999 on the Company's financial statement schedule filed as a part hereof for the fiscal years ended
     December 31, 1998, 1997 and 1996.

     Schedule II - Valuation and Qualifying Accounts - for the fiscal years ended December 31, 1998, 1997 and 1996.

     (3)  Exhibits

Exhibit
Number                      Description *

  2. Agreement and Plan of Merger among the Company, AMX Acquisition Corp. and Alumax Inc. dated as of March 8, 1998, incorporated by reference to exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  3(a).   Articles of the Registrant as amended.

  3(b).   By-Laws of the Registrant as amended.

10(a). Long Term Stock Incentive Plan (restated) effective January 1, 1997, as amended January 1, 1998, incorporated by reference to exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

10(n). Revolving Credit Agreement (364-Day), dated as of August 14, 1998, incorporated by reference to Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(o). Revolving Credit Agreement (Five-Year), dated as of August 14, 1998, incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(p). Alcoa Stock Incentive Plan, effective June 1, 1999 (subject to shareholder approval).

10(q). Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999.

10(r). Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998.

10(s). Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998.

12.       Computation of Ratio of Earnings to Fixed Charges.

13.       Portions of Alcoa's 1998 Annual Report to Shareholders.

21.       Subsidiaries and Equity Entities of the Registrant.

23.       Consent of Independent Certified Public Accountants.

24.       Power of Attorney for certain directors.

27.       Financial data schedule.

     *Exhibit Nos. 10(a) through 10(l) and 10(p) through 10(s) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

   (b) Reports on Form 8-K. None was filed in the fourth quarter of 1998.

                    Independent Accountant's Report



To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)

     Our report on the consolidated financial statements of Alcoa has been incorporated by reference in this Form 10-K from page 38 of the 1998 Annual Report to Shareholders of Alcoa. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                 /s/PricewaterhouseCoopers LLP
                                 PricewaterhouseCoopers LLP


600 Grant Street
Pittsburgh, Pennsylvania
January 8, 1999

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31
                                (in millions)


Col. A                                Col. B                  Col. C             Col. D         Col. E
------                                ------                  ------             ------         ------
                                                           Additions
                                                           ---------
                                    Balance at    Charged to     Charged to
                                    beginning of  costs and      other                         Balance at
     Description                    period        expenses       accounts (A)  Deductions (B)  end of period
     -----------                    ------        --------       ------------  --------------  -------------
                                     <c)
Allowance for doubtful accounts:

     1998                            $ 36.6         $11.5           $23.2(A)        $ 9.9(B)         $ 61.4

     1997                            $ 48.4         $ 5.8           $(4.0)(A)       $13.6(B)         $ 36.6

     1996                            $ 45.8         $24.0           $ 1.5(A)        $22.9(B)         $ 48.4

Income tax valuation allowance:

     1998                            $103.5         $16.3           $ 20.7(A)       $ 5.8(C)         $134.7

     1997                            $110.0         $11.9           $(13.2)(A)      $ 5.2(C)         $103.5

     1996                            $112.1         $23.9              -            $26.0(C)         $110.0

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


                            ALCOA INC.


March 12, 1999              By   /s/Earnest J. Edwards
                                 Earnest J. Edwards
                                 Senior Vice President and Controller
                                 (Also signing as Principal Accounting
                                 Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                Date


/s/Paul H. O'Neill        Chairman of the Board          March 12, 1999
   Paul H. O'Neill        and Chief Executive Officer
                          (Principal Executive Officer
                          and Director)


/s/Richard B. Kelson      Executive Vice President and   March 12, 1999
   Richard B. Kelson      Chief Financial Officer
                          (Principal Financial Officer)


Alain J. P. Belda, Kenneth W. Dam, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, Hugh M. Morgan, John P. Mulroney, Henry B. Schacht, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 12, 1999, by Denis A. Demblowski, their Attorney-in-Fact.*


*By  /s/Denis A. Demblowski
     Denis A. Demblowski
     Attorney-in-Fact

