Form 10-Q
period 1999-03-31
ALCOA INC
filed 1999-04-20
CIK 4281

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


For the Quarter Ended March 31, 1999               Commission File Number 1-3610


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

                                                                Yes  X   No

  As of April 16, 1999, 369,563,437 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15901

                    PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                                                            (unaudited)
                                                                                             March 31              December 31
ASSETS                                                                                         1999                    1998
Current assets:
    Cash and cash equivalents (includes cash of $126.3 in 1999 and $131.1 in 1998)            $   224.9              $   342.2
    Short-term investments                                                                        106.6                   39.4
    Receivables from customers, less allowances:
      1999-$57.9; 1998-$61.4                                                                    2,103.1                2,163.2
    Other receivables                                                                             202.5                  171.0
    Inventories (B)                                                                             1,650.1                1,880.5
    Deferred income taxes                                                                         202.4                  198.0
    Prepaid expenses and other current assets                                                     258.1                  230.8
                                                                                               --------              ---------
      Total current assets                                                                      4,747.7                5,025.1
                                                                                               --------              ---------

Properties, plants and equipment, at cost                                                      18,323.5               18,224.5
Less, accumulated depreciation, depletion and
  amortization                                                                                  9,234.4                9,091.0
                                                                                               --------              ---------
      Net properties, plants and equipment                                                      9,089.1                9,133.5
                                                                                               --------              ---------
Goodwill, net of accumulated amortization of $192.5 in
  1999 and $179.3 in 1998                                                                       1,387.1                1,414.1
Other assets                                                                                    1,878.8                1,889.8
                                                                                               --------              ---------
      Total assets                                                                            $17,102.7              $17,462.5
                                                                                               ========              =========

LIABILITIES
Current liabilities:
    Short-term borrowings                                                                     $   431.1              $   431.0
    Accounts payable, trade                                                                       988.5                1,044.3
    Accrued compensation and retirement costs                                                     488.6                  553.2
    Taxes, including taxes on income                                                              426.5                  431.3
    Other current liabilities                                                                     484.0                  627.4
    Long-term debt due within one year                                                            211.3                  181.1
                                                                                               --------              ---------
        Total current liabilities                                                               3,030.0                3,268.3
                                                                                               --------              ---------
Long-term debt, less amount due within one year (C)                                             2,841.6                2,877.0
Accrued postretirement benefits                                                                 1,784.1                1,840.1
Other noncurrent liabilities and deferred credits                                               1,608.4                1,587.1
Deferred income taxes                                                                             378.5                  358.1
                                                                                               --------              ---------
        Total liabilities                                                                       9,642.6                9,930.6
                                                                                               --------              ---------

MINORITY INTERESTS                                                                              1,455.4                1,476.0
                                                                                               --------              ---------

CONTINGENT LIABILITIES (D)                                                                          -                      -

SHAREHOLDERS' EQUITY
Preferred stock                                                                                    55.8                   55.8
Common stock                                                                                      394.7                  394.7
Additional capital                                                                              1,697.3                1,675.9
Retained earnings                                                                               5,367.1                5,305.1
Treasury stock, at cost                                                                        (1,074.4)              (1,028.7)
Accumulated other comprehensive income (E)                                                       (435.8)                (346.9)
                                                                                               --------              ---------
        Total shareholders' equity                                                              6,004.7                6,055.9
                                                                                               --------              ---------
         Total liabilities and shareholders' equity                                           $17,102.7              $17,462.5
                                                                                               ========              =========

The accompanying notes are an integral part of the financial statements.


Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                                                          First quarter ended
                                                                                                March 31

                                                                                        1999              1998
REVENUES
Sales                                                                                $3,984.7          $3,445.1
Other income (expense)                                                                   (3.6)             28.1
                                                                                      -------           -------
                                                                                      3,981.1           3,473.2
                                                                                      -------           -------
COSTS AND EXPENSES
Cost of goods sold                                                                    3,127.6           2,647.4
Selling, general administrative and other
  expenses                                                                              191.6             156.7
Research and development expenses                                                        27.4              24.5
Provision for depreciation, depletion and
  amortization                                                                          218.7             184.8
Interest expense                                                                         52.6              39.2
                                                                                      -------           -------
                                                                                      3,617.9           3,052.6
                                                                                      -------           -------

EARNINGS
     Income before taxes on income                                                      363.2             420.6
Provision for taxes on income (F)                                                       116.2             140.9
                                                                                      -------           -------
     Income from operations                                                             247.0             279.7
Less: Minority interests' share                                                         (25.9)            (69.8)
                                                                                      -------           -------
NET INCOME                                                                           $  221.1          $  209.9
                                                                                      =======           =======

EARNINGS PER SHARE (G)
    Basic                                                                            $    .60          $    .62
                                                                                      =======           =======

    Diluted                                                                          $    .60          $    .62
                                                                                      =======           =======

Dividends paid per common share                                                      $ .20125          $  .1875
                                                                                      =======           =======

The accompanying notes are an integral part of the financial statements.


Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                                                      Three months ended
                                                                                                           March 31
                                                                                                     1999               1998
CASH FROM OPERATIONS
Net income                                                                                         $  221.1          $  209.9
Adjustments to reconcile net income to cash from operations:
  Depreciation, depletion and amortization                                                            222.0             191.4
  Change in deferred income taxes                                                                      (4.5)            (11.0)
  Equity income before additional taxes, net of dividends                                              (2.2)            (12.1)
  Book value of asset disposals                                                                         4.5              11.1
  Minority interests                                                                                   25.9              69.8
  Effect of currency devaluation in Brazil                                                             36.1               -
  Other                                                                                                (5.8)              6.0
Changes in assets and liabilities, excluding the effects of
acquisitions and divestitures:
    (Increase) reduction in receivables                                                                 6.5            (181.3)
    Reduction in inventories                                                                          210.3              34.9
    Increase in prepaid expenses and other current assets                                             (14.8)              (.1)
    Reduction in accounts payable and accrued expenses                                               (260.7)            (97.6)
    (Reduction) increase in taxes, including taxes on income                                           (7.7)             67.1
    (Reduction) increase in deferred hedging gains                                                    (19.7)              5.5
    Net change in noncurrent assets and liabilities                                                   (74.8)            (55.1)
                                                                                                    -------           -------
      CASH FROM OPERATIONS                                                                            336.2             238.5
                                                                                                    -------           -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                                                                   (2.6)             68.6
Common stock issued and treasury stock sold                                                           229.9               5.8
Repurchase of common stock                                                                           (254.2)            (20.4)
Dividends paid to shareholders                                                                        (74.2)            (64.1)
Dividends paid to minority interests                                                                  (42.3)            (89.9)
Additions to long-term debt                                                                            58.0             356.9
Payments on long-term debt                                                                            (71.3)            (52.2)
                                                                                                    -------           -------
      CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                             (156.7)            204.7
                                                                                                    -------           -------

INVESTING ACTIVITIES
Capital expenditures                                                                                 (193.5)           (173.4)
Acquisitions, net of cash acquired                                                                     (9.4)           (149.1)
Proceeds from the sale of assets                                                                       21.6               -
Net change in short-term investments                                                                  (67.2)             18.8
Additions to investments                                                                              (37.8)            (16.5)
Changes in minority interests                                                                            .6               (.5)
Other                                                                                                  (7.0)             (7.2)
                                                                                                    -------           -------
      CASH USED FOR INVESTING ACTIVITIES                                                             (292.7)           (327.9)
                                                                                                    -------           -------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (4.1)              (.7)
                                                                                                    -------           -------
Net change in cash and cash equivalents                                                              (117.3)            114.6
Cash and cash equivalents at beginning of year                                                        342.2             800.8
                                                                                                    -------           -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  224.9          $  915.4
                                                                                                    =======           =======

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements
(in millions)

A. Common Stock Split - On January 8, 1999, the board of directors declared a two-for-one common stock split, which was distributed on February 25, 1999, to shareholders of record at the close of business on February 8, 1999. In this report, all per-share amounts and number of shares have been restated to reflect the stock split.

B. Inventories


                                             March 31                December 31
                                               1999                     1998
                                               ----                     ----
Finished goods                              $  397.9                 $  418.2
Work in process                                531.4                    591.7
Bauxite and alumina                            313.9                    346.5
Purchased raw materials                        242.1                    361.1
Operating supplies                             164.8                    163.0
                                             -------                  -------
                                            $1,650.1                 $1,880.5
                                             =======                  =======


  Approximately 55% of total inventories at March 31, 1999 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $705.5 and $702.8 higher at March 31, 1999 and December 31, 1998, respectively.

C. Long-Term Debt - In 1998, Alcoa issued $300 of thirty-year 6.75% bonds due 2028, $250 of 6.5% term debt due in 2018 and $200 of 6.125% term debt due in 2005. Alcoa also issued $1,100 of commercial paper, a portion of which has since been repaid. The proceeds from these borrowings were used to fund acquisitions and for general corporate purposes.

D. Contingent Liabilities - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

  Alcoa Aluminio (Aluminio) is currently party to a hydroelectric construction project in Brazil. Total estimated construction costs are $600, of which the company's share is 24%. In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be liable for its pro rata share of the deficiency.

  Alcoa of Australia (AofA) is party to a number of natural gas and electricity contracts that expire between 2001 and 2022. Under these take-or-pay contracts, AofA is obligated to pay for a minimum amount of natural gas or electricity even if these commodities are not required for operations. Commitments related to these contracts total $163 in 1999, $166 in 2000, $162 in 2001, $158 in 2002,
$156 in 2003 and $2,125 thereafter. Expenditures under these contracts totaled $171 in 1998.

E. Comprehensive Income


                                               First quarter ended
                                                     March 31
                                                     --------
                                            1999                     1998
                                            ----                     ----
Net income                                 $221.1                   $209.9
Other comprehensive loss                    (88.9)                   (14.1)
                                            -----                    -----
Comprehensive income                       $132.2                   $195.8
                                            =====                    =====

F. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1999 first quarter rate of 32% differs from the statutory rate primarily because of lower taxes on foreign income.

G. Earnings Per Share - Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted EPS calculation. The detail of basic and diluted EPS follow:


                                                     First quarter ended
                                                           March 31
                                                  1999                   1998
Net income                                       $221.1                 $209.9
Less: Preferred stock dividends                      .5                     .5
                                                  -----                  -----
Income available to common stockholders          $220.6                 $209.4
Weighted average shares outstanding               367.0                  336.3
Basic EPS                                        $  .60                 $  .62
                                                  =====                  =====
Effect of dilutive securities:
  Shares issuable upon exercise of
  dilutive outstanding stock options                2.8                    2.3
  Diluted shares outstanding                      369.8                  338.6
Diluted EPS                                      $  .60                 $  .62
                                                  =====                  =====

H. Acquisitions - In February 1998, Alcoa acquired Inespal, S.A. of Madrid, Spain. Alcoa paid approximately $150 in cash and assumed $260 of debt and liabilities in exchange for substantially all of Inespal's businesses. The acquisition included an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants and an administrative center.

  In July 1998, Alcoa acquired Alumax Inc. (Alumax) for approximately $3,800 consisting of cash of approximately $1,500, stock of approximately $1,300 and assumed debt of approximately $1,000. Alumax operates a number of manufacturing facilities in 22 states, Canada, Western Europe and Mexico.

  Alcoa's acquisitions have been accounted for using the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired has been recorded as goodwill.

The following presents pro forma information assuming that the acquisition of 100% of Alumax by Alcoa had occurred at the beginning of 1998. Adjustments that have been included to arrive at the pro forma totals primarily include those related to acquisition financing, the amortization of goodwill, the elimination of transactions between Alcoa and Alumax and additional depreciation related to the increase in basis that resulted from the transaction. Tax effects from the pro forma adjustments noted above also have been included at the 35% statutory rate.

                                                               Three months
                                                                  ended
                                                              March 31, 1998
                                                              --------------
Sales                                                           $4,175.1
Net income                                                         235.1
Basic earnings per share                                             .63
Diluted earnings per share                                           .62

The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

I. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. The standard is required to be adopted by Alcoa for the first quarter of 2000. The Company believes that the adoption of the standard will have a material impact on its financial statements. Upon adoption, Alcoa's aluminum, foreign exchange and interest rate derivative contracts, as well as certain underlying exposures, will be recorded on the balance sheet at fair value. Management is currently assessing the details of the standard and is preparing a plan of implementation.

J. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

K. Segment Information - Alcoa is primarily a producer of aluminum products. Its segments are organized by product on a worldwide basis. Alcoa's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Nonoperating items such as interest income, interest expense, foreign exchange gains/losses and minority interest are excluded from segment profit. In addition, certain expenses such as corporate general administrative expenses, depreciation and amortization on corporate assets and certain special items are not included in segment results.

Alcoa's products are used primarily by transportation (including aerospace, automotive, rail and shipping), packaging, building and construction, and industrial customers worldwide. Alcoa's reportable segments include Alumina and chemicals, Primary metals, Flat-rolled products and Engineered products. Businesses that do not fall into these categories are listed as Other. The following details Sales and ATOI for each reportable segment for the three-month periods ended March 31, 1999 and 1998. For details regarding Alcoa's segment data by quarter for 1998, see Exhibit 99 within this document.


                                      Alumina                         Flat-
                                      and             Primary         rolled          Engineered
Segment Information                   chemicals       metals          products        products          Other       Total
March 31, 1999
Sales:
  Third-party sales                     $420.3        $  533.7        $1,269.6          $942.3          $812.8      $3,978.7
  Intersegment sales                     231.2           662.9            14.6             3.5             -           912.2
                                         -----         -------         -------           -----           -----       -------
  Total sales                           $651.5        $1,196.6        $1,284.2          $945.8          $812.8      $4,890.9
                                         =====         =======         =======           =====           =====       =======
After-tax operating
  income                                $ 59.8        $   65.4        $   65.1          $ 45.3          $ 27.6      $  263.2

March 31, 1998
Sales:
  Third-party sales                     $511.4        $  411.2        $1,122.5          $550.5          $847.6      $3,443.2
  Intersegment sales                     146.0           472.1            16.4             2.5             -           637.0
                                         -----         -------         -------           -----           -----       -------
  Total sales                           $657.4        $  883.3        $1,138.9          $553.0          $847.6      $4,080.2
                                         =====         =======         =======           =====           =====       =======
After-tax operating
  income                                $ 98.9        $   83.7        $   81.8          $ 39.8          $ 39.1      $  343.3
                                         =====         =======         =======           =====           =====       =======

The following table reconciles Alcoa's measure of segment profit to consolidated net income.


                                                                                First quarter ended
                                                                                      March 31
                                                                                     ----------
                                                                             1999                1998
                                                                            ------              ------
Total after-tax operating income                                            $263.2              $343.3
Elimination of intersegment (profit) loss                                     (9.3)               (4.0)
Unallocated amounts (net of tax):
  Interest income                                                              4.7                20.5
  Interest expense                                                           (34.2)              (25.5)
  Minority interest                                                          (25.9)              (69.8)
  Mark-to-market losses                                                        (.3)              (19.8)
  Corporate expense                                                          (35.7)              (43.5)
  Other (1)                                                                   58.6                 8.7
                                                                             -----               -----
    Consolidated net income                                                 $221.1              $209.9
                                                                             =====               =====

(1) Other is comprised of differences between segment and corporate taxes, the results of internal hedging contracts between
Corporate and the segments, external hedging gains and losses, LIFO charges and credits and other miscellaneous items.

     In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

     The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by PricewaterhouseCoopers LLP, the Company's independent certified public accountants, as described in their report on page 10.

Independent Accountant's Review Report
--------------------------------------

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)


  We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 1999, and the unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 1999 and 1998, which are included in Alcoa's Form 10-Q for the period ended March 31, 1999. These financial statements are the responsibility of Alcoa's management.

  We conducted our review in accordance with standards established by the Ameri-can Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1998, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 7, 1999

Management's Discussion and Analysis of the
-------------------------------------------
Results of Operations and Financial Condition
---------------------------------------------
(dollars in millions, except share amounts and ingot prices; shipments in thousands of metric tons (mt))


Results of Operations
---------------------

 Principal income and operating data follow.
                                                                                            First quarter ended
                                                                                                 March 31
                                                                                                 --------
                                                                                         1999               1998
                                                                                         ----               ----
 Sales                                                                                $3,984.7          $3,445.1
 Net income                                                                              221.1             209.9
 Basic earnings per common share                                                         $ .60             $ .62
 Diluted earnings per common share                                                       $ .60             $ .62
 Shipments of aluminum products (mt)                                                     1,132               778
 Shipments of alumina (mt)                                                               1,664             1,923
 Alcoa's average realized ingot price                                                      .63               .73
 Average 3-month LME price                                                                 .55               .67

Earnings  Summary
In spite of an 18% decline in London Metal Exchange aluminum prices, and the economic situation in Brazil, Alcoa earned $221.1, or 60 cents per basic share, for the first quarter of 1999. Net income grew 5% over the 1998 first quarter, while earnings per share fell 3% due to a higher number of shares outstanding in 1999. The increase in shares outstanding was due to the Alumax acquisition in July 1998. Revenues grew by 16% to $4.0 billion as higher aluminum shipments, driven by acquisitions, offset lower aluminum prices and the impact of a slowing economy in Brazil. Alumina shipments fell 13% from 1998 as shipments to Alumax, which were classified as third-party sales, are now intersegment shipments. Annualized return on shareholders' equity was 14.1% for the 1999 quarter, compared with 17.9% in the 1998 quarter. The decline is due to higher share-holder's equity balances in 1999, resulting primarily from the Alumax acquisition in 1998, partially offset by higher earnings.


Segment Information

I.       Alumina and Chemicals

                                                                    1999                 1998
                                                                    ----                 ----
Third-party alumina shipments                                       1,664                1,923

Third-party sales                                                  $420.3               $511.4
Intersegment sales                                                  231.2                146.0
                                                                    -----                -----
  Total sales                                                      $651.5               $657.4
                                                                    =====                =====

After-tax operating income                                         $ 59.8               $ 98.9

This segment's activities include the mining of bauxite, which is then refined into alumina. The alumina is sold to internal and external customers worldwide or is processed into industrial chemical products. A majority of the third-party sales from this segment are derived from alumina. While total sales were nearly unchanged, third-party sales for this segment decreased 18% from the comparable 1998 quarter, while intersegment sales rose 58% during the same period. The primary reason for the drop in third-party sales and the increase in intersegment sales is the Alumax acquisition. Prior to the acquisi-tion, Alumax was an alumina customer of Alcoa. Accordingly, shipments to Alumax smelters were recorded as third-party sales. These same sales are now recorded as intersegment. Without the effects of the Alumax acquisition, third-party alumina shipments were flat. In addition, third-party realized prices for alumina fell 9% from the 1998 first quarter.

After-tax operating income for this segment fell 40% to $59.8 for the 1999 first quarter. The decline is primarily due to lower prices, partly offset by improved cost performance, notably in Australia.

II. Primary Metals


                                                                    1999                 1998
                                                                    ----                 ----
Third-party aluminum shipments                                        371                  250

Third-party sales                                                $  533.7               $411.2
Intersegment sales                                                  662.9                472.1
                                                                    -----                -----
  Total sales                                                    $1,196.6               $883.3
                                                                  =======                =====

After-tax operating income                                       $   65.4               $ 83.7

This segment's primary focus is Alcoa's worldwide smelter system. Primary metals receives alumina from the alumina and chemicals segment and produces aluminum ingot to be used by a variety of Alcoa's other segments, as well as sold to outside customers.

The sale of ingot represents over 90% of this segment's third-party sales. Ingot sales rose 27% from 1998 as a 48% increase in shipments, aided by acquisitions, more than offset lower prices. Intersegment sales rose 40% from the 1998 quarter as the addition of Alumax's fabrication operations resulted in higher internal demand for metal. Alcoa's average realized third-party price for ingot fell 14% from the 1998 first quarter to 63 cents per pound, reflecting the decline in market prices over the last year. In addition, in March 1999, Alcoa announced that it was closing indefinitely its 30,000 mt smelter in Suriname.

Primary metals ATOI fell 22% to $65.4 in the 1999 first quarter, primarily as a result of lower prices. Higher volumes, along with cost improvements, partly offset the impact of lower prices.

III. Flat-Rolled Products


                                                    1999                 1998
                                                    ----                 ----
Third-party aluminum shipments                       487                  385

Third-party sales                               $1,269.6             $1,122.5
Intersegment sales                                  14.6                 16.4
                                                 -------              -------
  Total sales                                   $1,284.2             $1,138.9
                                                 =======              =======

After-tax operating income                      $   65.1             $   81.8

This segment's principal business is the production and sale of aluminum sheet, plate and foil. This segment includes rigid container sheet(RCS), which is used to produce aluminum beverage cans, and mill products used in the transportation and distributor markets. Approximately one-half of the third-party sales from this segment are derived from mill products and one-third are from RCS. Total flat-rolled product's sales rose 13% from the 1998 first quarter. The increase was due to a 26% increase in shipments, which were aided by acquisitions, partly offset by lower prices.

Third-party sales of RCS were down 6% as a 10% decline in price was partially offset by a 4% increase in shipments. Mill products revenues rose 35% from the 1998 first quarter as shipments increased 65%.

Flat-rolled product's ATOI of $65.1 was 20% lower than 1998. The primary factor in the reduction was lower earnings from RCS, which was negatively impacted by lower selling prices, partly offset by cost improvements. Mill product's ATOI declined in 1999 versus 1998 as higher volumes from acquisitions were more than offset by the impact of Brazil and a less profitable mix.

IV. Engineered products


                                                 1999                 1998
                                                 ----                 ----
Third-party aluminum shipments                    258                  121

Third-party sales                              $942.3               $550.5
Intersegment Sales                                3.5                  2.5
                                                -----                -----
  Total sales                                  $945.8               $553.0
                                                =====                =====

After-tax operating income                       45.3                 39.8

This segment includes hard and soft alloy extrusions, aluminum forgings and wire, rod and bar. These products serve the transportation, construction and distributor markets. Revenues from third-party sales of engineered products increased 71% from the 1998 first quarter on a 113% increase in shipments.

Approximately 80% of the revenues from this segment are derived from the sale of extrusions. Third-party sales of soft extrusions were up 161% from the 1998 quarter on a 183% increase in shipments. The large increase in shipments was primarily due to the Alumax acquisition, which nearly doubled Alcoa's existing soft alloy business. Hard alloy revenues fell 13% as shipments were down 12%.

Revenues from the sale of forged aluminum wheels increased 22% over the 1998 first quarter, as a 26% increase in shipments offset a decline in prices. Sales of other forged products increased 8% as a 19% increase in shipments offset lower prices.

Segment ATOI was $45.3 in the 1999 quarter, up 14% as higher shipments of soft alloy extrusions and forgings offset the negative impact of the slowing economy in Brazil and lower prices. Lower material and operating costs also contributed to the improvement in ATOI.

V. Other


                                                                    1999                 1998
                                                                    ----                 ----
Third-party aluminum shipments                                         17                   22

Third-party sales                                                  $812.8               $847.6

After-tax operating income                                           27.6                 39.1

This segment includes Alcoa Fujikura Ltd. (AFL), which produces electrical components for the automotive industry along with telecommunications products. In addition, Alcoa's aluminum and plastic closures operations and residential building products operations are included in this group. Revenues for this segment were $813 in the 1999 first quarter, down 4% from the 1998 quarter. AFL, which generates approximately half of the revenues reported in this segment, experienced a 4% increase in revenues as higher volumes offset lower prices. AFL's volume increase comes as U.S. automotive/light truck sales hit a record
4.0 million units in the first quarter of 1999. In addition, revenues from the sale of plastic and aluminum closures increased 10% from the 1998 first quarter. More than offsetting these revenue gains were lower revenues from Alcoa Aluminio's packaging operations in Brazil, which were negatively impacted by the recent currency devaluation and softening economic conditions there.

ATOI for this segment in the 1999 first quarter was $27.6, down 29% from 1998. Improved results at AFL and from closure operations were more than offset by losses from packaging operations in Brazil.

Costs and Other

Cost of Goods Sold - Cost of goods sold increased $480.2, or 18%, from the 1998 first quarter. The increase reflects higher volumes, which were aided by acquisitions, partially offset by lower material costs and improved cost performance. Cost of goods sold as a percentage of sales in the 1999 first quarter was 78.5% versus 76.8% in the 1998 first quarter. The higher ratio in 1999 is primarily due to lower metal prices, partly offset by cost performance.

Selling and General Administrative Expenses - Selling, general and administrative (SG&A) expenses were up $34.9, or 22%, from the 1998 first quarter. The increase was due to acquisitions; on a pre-acquisition basis these costs were actually down by $9. SG&A as a percentage of revenue rose to 4.8% in the 1999 first quarter, compared with 4.5% in the 1998 period. The increase was due to the acquisition-related increase in SG&A noted above along with lower metal prices which reduced revenues.

Interest Expense - Interest expense was up $13.4, or 34%, from the 1998 period, due primarily to the issuance of debt in 1998 to fund acquisitions. These borrowings include $300 of thirty-year 6.75% bonds due 2028, $250 of 6.5% term debt due in 2018 and $200 of 6.125% term debt due in 2005. Alcoa also issued $1,100 of commercial paper in 1998, a portion of which has since been repaid.

Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1999 first quarter rate of 32% differs from the statutory rate primarily because of lower taxes on foreign income.

Other Income - Other income/(expense) fell to ($3.6) in the 1999 quarter from $28.1 in the comparable 1998 period. The decline was due to lower interest income, as cash available for investment was lower, along with equity losses versus income in the 1998 period. In addition, translation losses of $14.1 ($9.4 after-tax and minority interest) due primarily to the devaluation in Brazil added to the decline in other income. Partly offsetting these items were reduced losses on aluminum commodity contracts.

Foreign Currency - In the 1999 first quarter, Brazil experienced economic adversity and a resulting devaluation of its currency, the Real. The total impact, after-tax and minority interest, of the devaluation in Brazil on Alcoa's 1999 first quarter net income was $17.8.

Minority Interests - Minority interests' share of income from operations fell 63% from the 1998 first quarter to $25.9. The decrease is due primarily to Alcoa Aluminio, which had a net loss in the 1999 first quarter versus income in the 1998 period. In addition, lower earnings at Alcoa of Australia, partly offset by higher earnings at AFL, also contributed to the decline.

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

Commodity Price Risks - Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. As a condition of sale, customers often require Alcoa to commit to fixed-price contracts that sometimes extend a number of years into the future. Customers will likely require Alcoa to enter into similar arrangements in the future. These contracts expose Alcoa to the risk of fluctuating aluminum prices between the time the order is accepted and the time that the order ships.

In the U.S., Alcoa is net metal short and is subject to the risk of higher aluminum prices for the anticipated metal purchases required to fulfill the long-term customer contracts noted above. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At March 31, 1999 and December 31, 1998, these contracts totaled approximately 736,000 and 933,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

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

  In addition to the above noted aluminum positions, Alcoa had 54,300 mt and 29,000 mt of futures and options contracts outstanding at March 31, 1999 and December 31, 1998, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in after-tax charges to earnings of $.3 and $19.8 at March 31, 1999 and 1998, respectively.

  Alcoa also purchases certain other commodities, such as gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material.

Financial Risk - Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are sometimes used to limit the risk of fluctuating exchange rates. In addition, Alcoa also attempts to maintain a reasonable balance between fixed and floating rate debt and uses interest rate swaps and caps to keep financing costs as low as possible.

Risk Management - All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward and held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and principally cover underlying exposures.

  Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the president, the chief financial officer and other officers and employees that the chief executive officer may select from time to time. SRMC reports to the board of directors at each of its scheduled meetings on the scope of its derivative activities.

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

  As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and tech-nological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the ranges of potential costs for certain matters. For example, there are issues related to the Massena, New York, and Pt. Comfort, Texas sites that allege natural resource damage or off-site contaminated sediments, where investigations are ongoing. The following discussion provides additional details regarding the current status of these two sites.

  MASSENA/GRASSE RIVER. Sediments and fish in the Grasse River adjacent to Alcoa's Massena, New York plant site contain varying levels of polychlorinated biphenyl (PCB). Alcoa has been identified by the U.S. Environmental Protection Agency (EPA) as potentially responsible for this contamination and, since 1989, has been conducting investigations and studies of the river under order from the EPA issued under the Comprehensive Environmental Response, Compensation and Liability Act.

  During 1998, Alcoa continued to perform studies and investigations on the Grasse River. In addition, Alcoa proposed to submit the report of remedial alternatives to EPA in phases, as additional information is obtained from these ongoing studies and investigations. In October 1998, Alcoa submitted the first of these phased reports, consisting of a summary of results of certain river and sediment studies performed over the past several years. Based on these studies, Alcoa has proposed to EPA that pilot scale tests be performed to assess the feasibility of performing certain sediment covering techniques. The costs of these pilot scale tests have been fully reserved. The results of these tests and other related field pilot studies should permit the development of the remaining phases of the remedial alternative report. Alcoa is awaiting EPA approval for these pilot tests.

  Based on the above, the costs to complete a remedy related to this site currently cannot be estimated since they will depend on the remedial method chosen. Alcoa is also aware of a natural resource damage claim that may be asserted by certain federal, state and tribal natural resource trustees at this location.

  PT. COMFORT/LAVACA BAY. In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay. In March 1994, EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National

Priorities List and, shortly thereafter, Alcoa and EPA entered into an adminis-trative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies. In accordance with this order, Alcoa recently submitted a draft remedial investigation and a draft baseline risk assessment to EPA. Alcoa expects to submit a draft feasibility study during 1999. In addition, Alcoa recently commenced construction of the EPA-approved project to fortify an offshore dredge disposal island. The probable and estimable costs of these actions are fully reserved. Additional costs to complete a remedy currently cannot be estimated since they will depend on the extent of remediation required, if any, the remedial method chosen and the time frame to complete any remediation activity. Since the order with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is expected to be completed within the next 12 to 24 months.

  Based on the above, it is possible that results of operations in a particular period could be materially affected by certain of these matters. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

  Alcoa's remediation reserve balance at the end of the 1999 first quarter was $206.7 (of which $62.7 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. About 21% of the reserve relates to Alcoa's Massena, New York plant site and 16% relates to Alcoa's Pt. Comfort, Texas plant site. Remediation expenses charged to the reserve during the 1999 first quarter were $10.3. These include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

  Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1999 first quarter totaled $336.2, compared with $238.5 in the 1998 quarter. The increase reflects lower working capital requirements along with higher net income. Partly offsetting these factors was a decrease in minority interests' share of income.

Financing Activities
Financing activities used $156.7 of cash in the 1999 first quarter, compared with $204.7 of cash generated in the 1998 period. The primary reason for the difference was Alcoa's issuance of $300 of 6.75% bonds in the 1998 quarter. In addition, the 1999 first quarter included $254.2 used to repurchase 6,010,750 shares of the Company's common stock, versus $20.4 used in the 1998 period. These repurchases were partially offset by $229.9 and $5.8 in the 1999 and 1998 first quarters, respectively, of stock issued for employee stock option plans.

Dividends paid to shareholders were $74.2 in the 1999 three-month period, an increase of $10.1 over the 1998 period. The increase was primarily due to Alcoa's variable dividend program, which paid out 20.125 cents in the 1999 quarter. The total dividend payout in the 1998 first quarter was 18.75 cents per share.

Investing Activities
Investing activities used $292.7 during the 1999 first quarter, compared with $327.9 in the 1998 period. Capital expenditures represent the majority of the spending, totaling $193.5 in the 1999 period. This compares with $173.4 in the 1998 first quarter.

During the 1999 period, Alcoa acquired the bright products business of Pechiney's Rhenalu rolling plant located near Toulouse, France and Reynolds' aluminum extrusion plant in Irurzun, Spain. In the 1998 first quarter, Alcoa acquired Inespal S.A of Madrid, Spain. Alcoa paid approximately $150 in cash and assumed $260 in debt and liabilities in exchange for substantially all of Inespal's businesses.

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

Internally, computer- and microprocessor-based systems such as mainframe, mini-computer and personal computer systems and the software they utilize have been assessed. Operational support, process control, facilities, infrastructure and mechanical systems are being addressed as well. These systems assist in the control of Alcoa's operations by performing such functions as maintaining manufacturing parameters, monitoring environmental conditions and assisting with facilities management and security. Many of these systems rely on software or contain embedded electronic components that could be affected by Year 2000 compliance issues. Since many of these systems are common across operating locations, information sharing and efficiencies have been realized in the Year 2000 efforts. Priority for any required remediation efforts has been assigned based on the criticality of the system or business process affected.

As of March 31, 1999, the remediation phase had been completed for 94% of Alcoa's critical components with 92% of all critical components having completed compliance testing. Individual exceptions providing for completion during 1999 have been approved by business unit and resource unit management and reviewed by the Year 2000 Global Program Office and the chief information officer. These, along with all other critical systems, will be specifically addressed within Alcoa's contingency planning process. Alcoa does not believe that this limited rescheduling will adversely affect its overall Year 2000 readiness. It is presently expected that compliance testing will be completed for 99% of critical systems by the third quarter.

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

Alcoa and certain of its trading partners utilize electronic data interchange
(EDI) to effect business communications. The Company's EDI system software has been upgraded to support transactions in a Year 2000 compliant format. Migration of EDI transactions to this new format will occur as existing EDI transaction formats are modified by Alcoa and its EDI trading partners on a case-by-case basis. Some Alcoa customers have indicated that they will not modify EDI transaction sets but will rely on other techniques to achieve Year 2000 capability.

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

Based on current information, Alcoa believes that the most likely worst case scenario to result from a Year 2000 failure by Alcoa, its suppliers or customers would be a short term reduction in manufacturing capability at one or more of Alcoa's operations and a temporary limitation on Alcoa's ability to deliver products to customers. Based on internal efforts and formal communications with third parties, Alcoa does not believe that Year 2000 issues are likely to result in significant operational problems or have a material adverse impact on its consolidated financial position, operations or cash flow. Nonetheless, failures of suppliers, third party vendors or customers resulting from Year 2000 issues could result in a short term material adverse effect. It is anticipated that all of Alcoa's business will complete detailed contingency plans by the end of the third quarter, 1999.

During the first quarter of 1999, Alcoa incurred approximately $9.0 of direct costs in connection with its Year 2000 program. These costs include external consulting costs and cost of hardware and software replaced as a result of Year 2000 issues. Direct costs for 1999 are estimated to be between $35 and $60.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

  As previously reported, in October 1998, the West Chicago facility of Alcoa Extrusions, Inc. received an order for compliance and an administrative complaint and proposed assessment of a Class II administrative penalty from Region V of the U.S. Environmental Protection Agency (EPA). The complaint, which alleges discharges in excess of the limits imposed by the facility's wastewater permit and the pretreatment standards for chromium, hexavalent chromium, zinc and oil and grease, seeks civil penalties and compliance with discharge requirements. On March 12, 1999, Alcoa signed a Consent Agreement/Consent Order in the amount of $60,000, settling all pre-treatment violations.

  As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by the EPA relating to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. Alcoa and the DOJ have entered into a series of tolling agreements to suspend the statute of limitations related to the alleged violations in this matter. The parties currently are engaged in settlement discussions.

  On March 25, 1999, two federal search warrants were served on the Port Allen Works of Discovery Aluminas, Inc., a subsidiary, in Port Allen, Louisiana. Also on March 25, Discovery Aluminas, Inc. was served with a federal grand jury subpoena that requires the production of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid wastes at the plant. Alcoa is cooperating fully with the investigation. In addition, on April 12, 1999, the director of manufacturing at the Port Allen facility was charged in a criminal complaint under federal laws alleging that he caused the discharge of pollutants without a permit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       12.  Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.  Financial Data Schedule
       99.  Quarterly Segment Information

(b) Alcoa filed a Form 8-K, dated January 4, 1999, with the Securities and Exchange Commission that announced the name change of the company from Aluminum Company of America to Alcoa Inc.

    Alcoa also filed a Form 8-K, dated January 11, 1999, that announced a 2-for-1 stock split by the company, in addition to the quarterly dividend and a 10 million share (20 million shares on a post-split basis) repurchase program.

                             SIGNATURES
                             ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Alcoa Inc.




      April 19, 1999                 By /s/ RICHARD B. KELSON
      --------------                 ----------------------------
      Date                                  Richard B. Kelson
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



      April 19, 1999                 By /s/ EARNEST J. EDWARDS
      --------------                 ----------------------------
      Date                                  Earnest J. Edwards
                                            Senior Vice President and Controller
                                            (Chief Accounting Officer)

                                EXHIBITS
                                --------


                                                                           Page

      12. Computation of Ratio of Earnings to Fixed Charges                 24
      15. Independent Accountants' letter regarding unaudited               25
              financial information
      27. Financial Data Schedule
      99. Quarterly Segment Information                                     26