Form 10-Q
period 1999-06-30
ALCOA INC
filed 1999-07-22
CIK 4281

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


For the Quarter Ended June 30, 1999    Commission File Number 1-3610


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

                                        Yes  X    No

     As of July 21, 1999, 366,666,479 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15910

                 PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)



                                                         (unaudited)
                                                           June 30     December 31
ASSETS                                                       1999         1998
                                                         -----------   -----------

Current assets:
  Cash and cash equivalents (includes cash of $109.6 in
  1999 and $131.1 in 1998)                                $   242.7     $   342.2
  Short-term investments                                       63.7          39.4
  Receivables from customers, less allowances:
    1999-$60.7; 1998-$61.4                                  2,105.9       2,163.2
  Other receivables                                           154.2         171.0
  Inventories (B)                                           1,631.1       1,880.5
  Deferred income taxes                                       197.2         198.0
  Prepaid expenses and other current assets                   239.7         230.8
                                                          ---------     ---------
   Total current assets                                     4,634.5       5,025.1
                                                          ---------     ---------

Properties, plants and equipment, at cost                  18,535.2      18,224.5
Less, accumulated depreciation, depletion and
  amortization                                              9,391.9       9,091.0
                                                          ---------     ---------
Net properties, plants and equipment                        9,143.3       9,133.5
Goodwill, net of accumulated amortization of $206.1 in    ---------     ---------
  1999 and $179.3 in 1998                                   1,371.7       1,414.1
Other assets                                                1,948.9       1,889.8
                                                          ---------     ---------
  Total assets                                            $17,098.4     $17,462.5
                                                          =========     =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                   $   428.5     $   431.0
  Accounts payable, trade                                   1,095.1       1,044.3
  Accrued compensation and retirement costs                   530.9         553.2
  Taxes, including taxes on income                            320.2         431.3
  Other current liabilities                                   468.3         627.4
  Long-term debt due within one year                          134.6         181.1
                                                          ---------     ---------
    Total current liabilities                               2,977.6       3,268.3
                                                          ---------     ---------
Long-term debt, less amount due within one year (C)         2,807.6       2,877.0
Accrued postretirement benefits                             1,768.4       1,840.1
Other noncurrent liabilities and deferred credits           1,627.2       1,587.1
Deferred income taxes                                         339.6         358.1
                                                          ---------     ---------
    Total liabilities                                       9,520.4       9,930.6
                                                          ---------     ---------

MINORITY INTERESTS                                          1,486.6       1,476.0
                                                          ---------     ---------

CONTINGENT LIABILITIES (D)                                      -             -

SHAREHOLDERS' EQUITY
Preferred stock                                                55.8          55.8
Common stock                                                  394.7         394.7
Additional capital                                          1,670.1       1,675.9
Retained earnings                                           5,607.3       5,305.1
Treasury stock, at cost                                    (1,190.1)     (1,028.7)
Accumulated other comprehensive loss (E)                     (446.4)       (346.9)
                                                          ---------     ---------
    Total shareholders' equity                              6,091.4       6,055.9
                                                          ---------     ---------
      Total liabilities and shareholders' equity          $17,098.4     $17,462.5
                                                          =========     =========


The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                                Second quarter         Six months
                                                     ended                ended
                                                    June 30              June 30
                                                   ---------            ---------

                                               1999        1998       1999       1998
REVENUES                                       ----        ----       ----       ----

Sales                                        $4,032.7    $3,587.0   $8,017.4   $7,032.1
Other income                                     42.8        18.3       39.2       46.4
                                              -------     -------    -------    -------
                                              4,075.5     3,605.3    8,056.6    7,078.5
                                              -------     -------    -------    -------
COSTS AND EXPENSES
Cost of goods sold                            3,140.4     2,787.5    6,268.0    5,434.9
Selling, general administrative and other
  expenses                                      202.9       156.7      394.5      313.4
Research and development expenses                30.4        27.9       57.8       52.4
Provision for depreciation, depletion and
  amortization                                  220.7       186.1      439.4      370.9
Interest expense                                 49.5        41.8      102.1       81.0
                                              -------     -------    -------    -------
                                              3,643.9     3,200.0    7,261.8    6,252.6
                                              -------     -------    -------    -------

EARNINGS
  Income before taxes on income                 431.6       405.3      794.8      825.9
Provision for taxes on income (F)               138.1       135.8      254.3      276.7
                                              -------     -------    -------    -------
  Income from operations                        293.5       269.5      540.5      549.2
Less: Minority interests' share                 (53.5)      (62.4)     (79.4)    (132.2)
                                              -------     -------    -------    -------
NET INCOME                                   $  240.0    $  207.1   $  461.1   $  417.0
                                              =======     =======    =======    =======

EARNINGS PER SHARE (G)
   Basic                                     $    .65    $    .62   $   1.25   $   1.25
                                              =======     =======    =======    =======

   Diluted                                   $    .64    $    .62   $   1.23   $   1.24
                                              =======     =======    =======    =======

Dividends paid per common share              $ .20125    $  .1875   $  .4025   $   .375
                                              =======     =======    =======    =======


The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)



                                                                Six months ended
                                                                     June 30
                                                                     -------
                                                               1999           1998
                                                            ---------      ---------

CASH FROM OPERATIONS
Net income                                                  $   461.1      $   417.0
Adjustments to reconcile net income to cash from
operations:
  Depreciation, depletion and amortization                      431.4          377.5
  Increase (reduction) in deferred income taxes                 (10.1)          (1.0)
  Equity income before additional taxes, net of dividends        (7.3)          (1.5)
  Book value of asset disposals                                   9.5           18.4
  Minority interests                                             79.4          132.2
  Other                                                          (1.3)           1.2
Changes in assets and liabilities, excluding the effects
of acquisitions and divestitures:
    Reduction (increase) in receivables                          43.0         (132.4)
    Reduction in inventories                                    233.7           87.0
    Reduction in prepaid expenses and other current assets       11.6           23.5
    Reduction in accounts payable and accrued expenses         (141.6)         (23.3)
    Reduction in taxes, including taxes on income               (64.7)          (9.0)
    (Reduction) increase in deferred hedging gains              (45.3)           6.1
    Net change in noncurrent assets and liabilities             (87.5)          25.3
                                                             --------       --------
    CASH FROM OPERATIONS                                        911.9          921.0
                                                             --------       --------

FINANCING ACTIVITIES
Net changes in short-term borrowings                             (7.6)         (40.8)
Common stock issued and treasury stock sold                     427.3           23.8
Repurchase of common stock                                     (603.3)        (293.5)
Dividends paid to shareholders                                 (148.6)        (126.0)
Dividends paid and return of capital to minority interests      (61.9)        (117.1)
Net change in commercial paper                                  (70.3)         643.8
Additions to long-term debt                                     216.4          815.3
Payments on long-term debt                                     (282.6)         (97.8)
                                                             --------       --------
    CASH (USED FOR) FROM FINANCING ACTIVITIES                  (530.6)         807.7
                                                             --------       --------

INVESTING ACTIVITIES
Capital expenditures                                           (387.7)        (366.5)
Acquisitions, net of cash acquired                              (15.9)      (1,352.7)
Proceeds from the sale of assets                                 30.9            -
Additions to investments                                        (68.1)         (37.9)
Net change in short-term investments                            (24.2)          30.9
Changes in minority interests                                    (4.5)          39.8
Other                                                            (6.8)          (8.1)
                                                             --------       --------
    CASH USED FOR INVESTING ACTIVITIES                         (476.3)      (1,694.5)
                                                             --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (4.5)           (.8)
                                                             --------       --------

CHANGES IN CASH
Net change in cash and cash equivalents                         (99.5)          33.4
Cash and cash equivalents at beginning of year                  342.2          800.8
                                                             --------       --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   242.7      $   834.2
                                                             ========       ========


The accompanying notes are an integral part of the financial statements.


Notes to Condensed Consolidated Financial Statements
(in millions)

A. Common Stock Split - On January 8, 1999, the board of directors declared a two-for-one common stock split, which was distributed on February 25, 1999 to shareholders of record at the close of business on February 8, 1999. In this report, all per-share amounts and number of shares have been restated to reflect the stock split.

B. Inventories


                                        June 30        December 31
                                          1999            1998
                                    --------------    -------------

Finished goods                         $  394.3         $  418.2
Work in process                           552.1            591.7
Bauxite and alumina                       297.2            346.5
Purchased raw materials                   232.0            361.1
Operating supplies                        155.5            163.0
                                        -------          -------
                                       $1,631.1         $1,880.5
                                        =======          =======


    Approximately 56% of total inventories at June 30, 1999 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $705.6 and $702.8 higher at June 30, 1999 and December 31, 1998, respectively.

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

E. Comprehensive Income


                                Second quarter            Six months
                                     ended                  ended
                                    June 30                June 30
                                    -------                -------
                               1999        1998       1999        1998
                               ----        ----       ----        ----
Net income                   $240.0      $207.1     $461.1      $417.0
Other comprehensive loss      (10.6)      (32.5)     (99.5)      (46.6)
                              -----       -----      -----       -----
Comprehensive income         $229.4      $174.6     $361.6      $370.4
                              =====       =====      =====       =====


F. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1999 second quarter rate of 32% differs from the statutory rate primarily because of lower taxes on foreign income.

G. Earnings Per Share - Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common shareholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted EPS calculation. The detail of basic and diluted EPS follow:


                                              Second quarter        Six months
                                                   ended              ended
                                                  June 30            June 30
                                                  -------            -------
                                             1999       1998     1999       1998
                                             ----       ----     ----       ----

Net income                                 $240.0     $207.1   $461.1     $417.0
Less: Preferred stock dividends                .5         .5      1.0        1.0
                                            -----      -----    -----      -----
Income available to common                 $239.5     $206.6   $460.1     $416.0
stockholders
Weighted average shares outstanding         367.1      332.2    367.1      334.0
Basic EPS                                  $  .65     $  .62   $ 1.25     $ 1.25
                                           ======     ======   ======     ======
Effect of dilutive securities:
Add: Shares issuable upon exercise
  of outstanding stock options                4.2        2.0      6.9        2.0
  Diluted shares outstanding                371.3      334.2    374.0      336.0
Diluted EPS                                $  .64     $  .62   $ 1.23     $ 1.24
                                           ======     ======   ======     ======


H. Acquisitions - In February 1998, Alcoa acquired Inespal, S.A. of Madrid, Spain. Alcoa paid approximately $150 in cash and assumed $260 of debt and liabilities in exchange for substantially all of Inespal's businesses. The acquisition included an alumina refinery, three aluminum smelters, three aluminum rolling facilities, two extrusion plants and an administrative center.

    In July 1998, Alcoa completed its acquisition of Alumax Inc. (Alumax) for a total consideration of approximately $3,800. The purchase price consisted of cash of approximately $1,500, stock of approximately $1,300 and assumed debt of approximately $1,000. Alumax operates a number of manufacturing facilities in 22 states, Canada, Western Europe and Mexico.

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


                                        Six months
                                          ended
                                       June 30, 1998
                                       -------------

Sales                                    $8,477.4
Net income                                  455.6
Basic earnings per share                     1.23
Diluted earnings per share                   1.22


The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results and do not reflect any cost savings that might be achieved from the combined operations.

I. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. In June 1999, the FASB approved a delay in the effective date of this standard until January 2001. The Company believes that the adoption of the standard will have a material impact on its financial statements. Upon adoption, Alcoa's aluminum, foreign exchange and interest rate derivative contracts, as well as certain underlying exposures, will be recorded on the balance sheet at fair value. Management is currently assessing the details of the standard and is preparing a plan of implementation.

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

Alcoa's products are used primarily by transportation (including aerospace, automotive, rail and shipping), packaging, building and construction, and industrial customers worldwide. Alcoa's reportable segments include Alumina and chemicals, Primary metals, Flat-rolled products and Engineered products. Businesses that do not fall into these categories are listed as Other. The following details sales and ATOI for each reportable segment for the three-month and six-month periods ended June 30, 1999 and 1998.


  Second quarter ended   Alumina and     Primary   Flat-rolled    Engineered
     June 30, 1999       chemicals       metals    products       products     Other       Total
Sales:
  Third-party sales        $455.8       $  518.6   $1,257.6         $939.3     $861.1      $4,032.4
  Intersegment sales        220.7          675.4       10.9            3.4        -           910.4
                            -----        -------    -------          -----      -----       -------
  Total sales              $676.5       $1,194.0   $1,268.5         $942.7     $861.1      $4,942.8
                            =====        =======    =======          =====      =====       =======
  After-tax operating
   income                  $ 61.7       $   96.5   $   72.3         $ 60.5     $ 70.2      $  361.2

  Second quarter ended
     June 30, 1998
Sales:
  Third-party sales        $484.7       $  467.8   $1,177.3         $612.7     $842.5      $3,585.0
  Intersegment sales        185.8          555.2       14.9            2.6        -           758.5
                            -----        -------    -------          -----      -----       -------
  Total sales              $670.5       $1,023.0   $1,192.2         $615.3     $842.5      $4,343.5
                            =====        =======    =======          =====      =====       =======
After-tax operating
  income                   $ 92.5       $   74.3   $   81.2         $ 40.8     $ 48.5      $  337.3



  Second quarter ended   Alumina and     Primary   Flat-rolled    Engineered
     June 30, 1999       chemicals       metals    products       products     Other       Total
Sales:
  Third-party sales        $  876.1     $1,052.3    $2,527.2         $1,881.6   $1,673.9   $8,011.1
  Intersegment sales          451.9      1,338.3        25.5              6.9        -      1,822.6
                            -------      -------     -------          -------    -------    -------
  Total sales              $1,328.0     $2,390.6    $2,552.7         $1,888.5   $1,673.9   $9,833.7
                            =======      =======     =======          =======    =======    =======
After-tax operating
  income                   $  121.4     $  161.9    $  137.5         $  105.8   $   97.8   $  624.4

 Six months ended
  June 30, 1998
Sales:
  Third-party sales        $  996.1     $  879.0    $2,299.8         $1,163.2   $1,690.1   $7,028.2
  Intersegment sales          331.8      1,027.3        31.3              5.1        -      1,395.5
                            -------      -------     -------          -------    -------    -------
  Total sales              $1,327.9     $1,906.3    $2,331.1         $1,168.3   $1,690.1   $8,423.7
                            =======      =======     =======          =======    =======    =======
After-tax operating
  income                   $  191.4     $  158.0    $  163.0         $   80.6   $   87.6   $  680.6


The following table reconciles Alcoa's measure of segment profit to consolidated net income.


                                               Second quarter         Six months
                                                    ended                ended
                                                   June 30              June 30
                                                   -------              -------
                                             1999        1998     1999        1998
                                             ----        ----     ----        ----

Total after-tax operating income           $361.2       $337.3    $624.4      $680.6
Elimination of intersegment (profit) loss    (9.7)        (8.0)    (19.1)      (12.0)
Unallocated amounts (net of tax):
  Interest income                             8.4         17.6      13.2        38.1
  Interest expense                          (32.2)       (27.2)    (66.3)      (52.7)
  Minority interest                         (53.5)       (62.4)    (79.4)     (132.2)
  Mark-to-market gains (losses)               6.3        (21.1)      6.0       (40.9)
  Corporate expense                         (41.2)       (35.0)    (76.9)      (78.5)
  Other (1)                                    .7          5.9      59.2        14.6
                                           ------       ------    ------      ------
    Consolidated net income                $240.0       $207.1    $461.1      $417.0
                                           ======       ======    ======      ======

     (1)  Other is comprised of differences between segment and corporate taxes, the results of internal hedging contracts between corporate and the segments, external hedging gains and losses, LIFO charges and credits and other miscellaneous items.


L. Foreign Currency - Effective July 1, 1999, the Brazilian Real became the functional currency for translating the financial statements of Alcoa's 59%-owned Brazilian subsidiary, Alcoa Aluminio. Economic factors and circumstances related to Aluminio's operations have changed significantly since the devaluation of the Real in the 1999 first quarter. Under SFAS 52, Foreign Currency Translation, the change in these facts and circumstances requires a change to Aluminio's functional currency.

As a result of the change, at July 1, 1999, Alcoa's shareholders' equity and minority interests accounts were reduced by $156 and $108, respectively. These amounts were driven principally by a reduction in fixed assets.

One of the factors affecting the change in Aluminio's functional currency was Alcoa's recent purchase of approximately $185 of Aluminio's 7.5% secured export notes. The repurchase of these notes is consistent with Alcoa's recent policy change regarding the manner in which large subsidiaries are capitalized, and will result in lower overall financing costs to the company.

-------------------

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

Independent Accountant's Review Report

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)


   We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 1999, the unaudited condensed statements of consolidated income for the three-month and six-month periods ended
June 30, 1999 and 1998, and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 1999 and 1998, which are included in Alcoa's Form 10-Q for the period ended June 30, 1999.
These financial statements are the responsibility of Alcoa's management.

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


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
July 7, 1999

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts and ingot prices;
shipments in thousands of metric tons (mt))


Results of Operations

Principal income and operating data follow.

                                             Second quarter         Six months
                                                  ended               ended
                                                 June 30             June 30
                                                 -------             -------
                                           1999        1998      1999      1998
                                           ----        ----      ----      ----

 Sales                                   $4,032.7    $3,587.0  $8,017.4  $7,032.1
 Net income                                 240.0       207.1     461.1     417.0
 Basic earnings per common share              .65         .62      1.25      1.25
 Diluted earnings per common share            .64         .62      1.23      1.24
 Shipments of aluminum products             1,117         866     2,249     1,644
 Shipments of alumina                       1,836       1,888     3,500     3,811
 Alcoa's average realized ingot price         .64         .67       .63       .70



Earnings Summary
Alcoa reported 1999 second quarter net income of $240.0, a 16% increase from the 1998 second quarter. The increase was due primarily to higher shipments, which were fueled by acquisitions, partly offset by lower prices. Cost reductions partly offset the impact of lower prices on margins. For the year-to-date period, net income rose 11% to $461.1. Again, higher shipments and lower operating costs, partly offset by lower overall prices, generated the increase.

Revenues in the 1999 quarter rose 12% to $4 billion, and increased 14% from the 1998 six-month period to $8 billion. The increase in revenues for both periods was due to higher aluminum shipments, offset in part by lower overall aluminum prices. Alumina shipments fell 8% from the 1998 six-month period as shipments to Alumax, which were classified as third-party sales before the acquisition, are now intersegment shipments.

Annualized return on shareholders' equity was 14.8% for the 1999 quarter, compared with 18.3% in the 1998 quarter. The decline is due to higher shareholders' equity balances in 1999, resulting primarily from the Alumax acquisition in 1998, partially offset by higher earnings.

Segment Information

I.   Alumina and Chemicals


                                             Second quarter            Six months
                                                  ended                  ended
                                                 June 30                June 30
                                                 -------                -------
                                           1999        1998         1999      1998
                                           ----        ----         ----      ----

 Third-party alumina shipments             1,836       1,888       3,500     3,811

 Third-party sales                        $455.8      $484.7    $  876.1    $996.1
 Intersegment sales                        220.7       185.8       451.9     331.8
                                           -----       -----       -----     -----
   Total sales                            $676.5      $670.5    $1,328.0  $1,327.9
                                           =====       =====     =======   =======

 After-tax operating income               $ 61.7      $ 92.5    $  121.4  $  191.4


This segment's activities include the mining of bauxite, which is then refined into alumina. The alumina is sold to internal and external customers worldwide or is processed into industrial chemical products. A majority of the third-party sales from this segment are derived from alumina. While total sales were nearly unchanged, third-party sales for this segment decreased 12% from the 1998 six-month period, while intersegment sales rose 36% during the same period. The primary reason for the drop in third-party sales and the increase in intersegment sales is the Alumax acquisition. Prior to the acquisition, Alumax was an alumina customer of Alcoa. Accordingly, shipments to Alumax smelters were recorded as third-party sales. These same sales are now recorded as intersegment. Without the effects of the Alumax acquisition, third-party alumina shipments were up 9% for the six-month period. In addition, third-party realized prices for alumina fell 5% from the 1998 year-to-date period.

After-tax operating income for this segment fell 33% to $61.7 for the 1999 second quarter, and 37% to $121.4 for the six-month period. The decline is primarily due to lower internal and third-party prices, partly offset by improved cost performance. On a quarter-to-quarter basis, lower prices and slightly higher operating costs drove the decline.

II. Primary Metals


                                             Second quarter            Six months
                                                  ended                  ended
                                                 June 30                June 30
                                                 -------                -------
                                           1999        1998         1999       1998
                                           ----        ----         ----       ----

 Third-party aluminum shipments             354          311          724        561

 Third-party sales                     $  518.6     $  467.8     $1,052.3   $  879.0
 Intersegment sales                       675.4        555.2      1,338.3    1,027.3
                                        -------      -------      -------    -------
   Total sales                         $1,194.0     $1,023.0     $2,390.6   $1,906.3
                                        =======      =======      =======    =======

 After-tax operating income            $   96.5     $   74.3     $  161.9   $  158.0


This segment's primary focus is Alcoa's worldwide smelter system. Primary metals receives alumina from the alumina and chemicals segment and produces aluminum ingot to be used by a variety of Alcoa's other segments, as well as sold to outside customers.

The sale of ingot represents over 90% of this segment's third-party sales. Third-party ingot revenues rose 18% from the 1998 six-month period as a 30% increase in shipments, primarily from acquired companies and Brazil, more than offset a decline in prices.

Intersegment sales rose 30% in the 1999 year-to-date period as the addition of Alumax's fabrication operations resulted in higher internal demand for metal. Alcoa's average realized third-party price for ingot fell 4% from the 1998 second quarter to 64 cents per pound, reflecting the decline in market prices over the last year.

Primary metals ATOI rose $3.9 to $161.9 for the first six months of 1999. The increase in ATOI is attributable to higher volumes and improved cost performance, which were nearly offset by a 10% decline in realized prices. For the 1999 quarter, ATOI rose $22.2 or 30%. The increase is a result of higher volumes, partly offset by the above-mentioned 4% decline in realized prices. In addition, improved results from Brazil had a positive impact on ATOI in the 1999 second quarter.

III. Flat-Rolled Products


                                             Second quarter            Six months
                                                  ended                  ended
                                                 June 30                June 30
                                                 -------                -------
                                           1999        1998         1999       1998
                                           ----        ----         ----       ----

 Third-party aluminum shipments             496          417          983         802

 Third-party sales                     $1,257.6     $1,177.3     $2,527.8    $2,299.8
 Intersegment sales                        10.9         14.9         25.5        31.3
                                        -------      -------      -------     -------
   Total sales                         $1,268.5     $1,192.2     $2,552.7    $2,331.1
                                        =======      =======      =======     =======

 After-tax operating income            $   72.3     $   81.2     $  137.5    $  163.0


This segment's principal business is the production and sale of aluminum sheet, plate and foil. This segment includes rigid container sheet(RCS), which is used to produce aluminum beverage cans and mill products used in the transportation and distributor markets. Approximately one-half of the third-party sales from this segment are derived from mill products and one-third are from RCS. Third-party flat-rolled product's sales rose 10% from the 1998 year-to-date period. The increase was due to a 23% increase in shipments, which were driven by acquisitions, partly offset by lower prices.

Third-party sales of RCS were down 10% as shipments were flat and prices fell over the 1998 six-month period. Quarter to quarter, revenues fell 14% as prices slipped 10%. Mill product's revenues rose 32% from the 1998 six-month period as shipments, driven by acquisitions, increased 64%. For the 1999 quarter, revenues were up 30% as shipments rose 63%. Realized prices for mill products in 1999 have declined over 1998 as a result of a lower value-added mix, due principally to the Alumax acquisition.

ATOI for this segment fell 16% to $137.5 for the 1999 six-month period. RCS generated the majority of the decline, as lower selling prices had a negative impact on margins. Mill product's ATOI rose over the year-to-year period, as higher volumes, aided by acquisitions, offset the impact of lower prices and a less profitable mix.

IV. Engineered products


                                             Second quarter            Six months
                                                  ended                  ended
                                                 June 30                June 30
                                                 -------                -------
                                           1999        1998         1999        1998
                                           ----        ----         ----        ----

 Third-party aluminum shipments             249         128            507         249

 Third-party sales                       $939.3      $612.7       $1,881.6    $1,163.2
 Intersegment sales                         3.4         2.6            6.9         5.1
                                          -----       -----        -------     -------
   Total sales                           $942.7      $615.3       $1,888.5    $1,168.3
                                          =====       =====        =======     =======

 After-tax operating income              $ 60.5      $ 40.8       $  105.8    $   80.6


This segment includes hard and soft alloy extrusions, aluminum forgings and wire, rod and bar. These products serve the transportation, construction and distributor markets. Revenues from third-party sales of engineered products increased 53% from the 1998 second quarter, as acquisitions fueled a 95% increase in shipments.

Approximately 80% of the revenues from this segment are derived from the sale of extrusions. Third-party sales of soft extrusions were up 137% from the 1998 year on a 166% increase in shipments. The large increase in shipments was primarily due to the Alumax acquisition, which nearly doubled Alcoa's existing soft alloy business. Hard alloy revenues fell 20% as shipments were down 17%.

Revenues from the sale of forged aluminum wheels increased 23% in the 1999 six-month period, as a 26% increase in shipments offset a decline in prices. Sales of other forged products fell 8% on a similar decline in shipments.

Segment ATOI increased 31% to $105.8 in the 1999 year-to-date period. Higher shipments of soft alloy extrusions partly offset by lower hard alloy margins generated the increase. Lower operating costs also contributed to the improvement in ATOI.

V.   Other


                                             Second quarter            Six months
                                                  ended                  ended
                                                 June 30                June 30
                                                 -------                -------
                                           1999        1998         1999        1998
                                           ----        ----         ----        ----

 Third-party aluminum shipments              18          10            35          32

 Third-party sales                       $861.1      $842.5      $1,673.9    $1,690.1

 After-tax operating income              $ 70.2      $ 48.5      $   97.8    $   87.6


This segment includes Alcoa Fujikura Ltd. (AFL), which produces electrical components for the automotive industry as well as telecommunications products. In addition, Alcoa's aluminum and plastic closures operations and residential building products operations are included in this group.

Revenues for this segment were $861 in the 1999 second quarter, up 2% from the 1998 quarter. AFL, which generates approximately half of the revenues reported in this segment, experienced a 5% increase in revenues as higher volumes offset lower prices. In addition, revenues from the sale of plastic closures increased 14% from the 1998 quarter. More than offsetting these revenue gains were lower revenues from Alcoa Aluminio's packaging operations, which were negatively impacted by the recent currency devaluation and economic conditions in Brazil.

ATOI for this segment in the 1999 second quarter was $70.2, up
45% from 1998. Improved results at AFL and from closure operations, which were both helped by cost improvements, generated the increase. Year-to-date, improved results from these same businesses were partly offset by losses from packaging operations in Brazil.

Costs and Other

Cost of Goods Sold - Cost of goods sold increased $352.9, or 13%, from the 1998 second quarter. The increase reflects higher volumes, which were aided by acquisitions, partially offset by lower material costs and improved cost performance. Cost of goods sold as a percentage of sales in the 1999 second quarter was 77.9% versus 77.7% in the 1998 quarter. The higher ratio in 1999 is primarily due to lower metal prices, partly offset by cost performance. On a year-to-date basis, this percentage was up .9% from 1998 to 78.2%, again due to lower metal prices partly offset by cost improvements.

Selling and General Administrative Expenses - Selling, general and administrative (SG&A) expenses were up $46.2, or 29%, from the 1999 second quarter and $81.1, or 26%, on a year-to-date basis. These increases were due to acquisitions; on a pre-acquisition basis these costs were nearly unchanged. SG&A as a percentage of revenue rose to 5.0% in the 1999 second quarter, compared with 4.4% in the 1998 period. The increase was due to the acquisition-related increase in SG&A noted above along with lower metal prices that reduced revenues. Alcoa's objective is to maintain SG&A costs below 5.0% of revenues.

Interest Expense - Interest expense totaled $49.5 in the 1999 second quarter, an increase of 18% over the comparable 1998 period. The increase is due to the issuance of debt in 1998 to fund acquisitions. These borrowings include $300 of thirty-year 6.75% bonds due 2028, $250 of 6.5% term debt due in 2018 and $200 of 6.125% term debt due in 2005. Alcoa also issued $1,100 of commercial paper in 1998, a portion of which has since been repaid.

Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1999 second quarter rate of 32% differs from the statutory rate primarily because of lower taxes on foreign income.

Other Income - Other income rose to $42.8 in the 1999 second quarter from $18.3 in the comparable 1998 period. The increase was due to income from marking-to-market aluminum commodity contracts versus losses in the 1998 quarter. Offsetting this gain was a decline in interest income due to lower cash and short-term investment balances. On a year-to-date basis other income fell $7.2 to $39.2. The decline was the result of lower equity and interest income and higher foreign currency losses, partly offset by mark-to-market gains in the 1999 period versus losses in 1998.

Foreign Currency - Effective July 1, 1999, the Brazilian Real became the functional currency for translating the financial statements of Alcoa's 59%-owned Brazilian subsidiary, Alcoa
Aluminio. Economic factors and circumstances related to Aluminio's operations have changed significantly since the devaluation of the Real in the 1999 first quarter. Under SFAS 52,

Foreign Currency Translation, the change in these facts and circumstances requires a change to Aluminio's functional currency.

As a result of the change, at July 1, 1999, Alcoa's shareholders' equity and minority interests accounts were reduced by $156 and $108, respectively. These amounts were driven principally by a reduction in fixed assets.

One of the factors affecting the change in Aluminio's functional currency was Alcoa's recent purchase of approximately $185 of Aluminio's 7.5% secured export notes. The repurchase of these notes is consistent with Alcoa's recent policy change regarding the manner in which large subsidiaries are capitalized, and will result in lower overall financing costs to the company.

Minority Interests - Minority interests' share of income from operations fell 40% from the 1998 year-to-date period to $79.4. The decrease is due primarily to lower earnings from Aluminio, which was negatively impacted by the Brazilian currency devaluation and resulting economic events in the 1999 first quarter. In addition, lower earnings at Alcoa World Alumina also contributed to the decline.

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

Commodity Price Risks - Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. As a condition of sale, customers often require Alcoa to commit to fixed-price contracts that sometimes extend a number of years into the future. Customers will likely require Alcoa to enter into similar arrangements in the future. These contracts expose Alcoa to the risk of fluctuating aluminum prices between the time the order is accepted and the time the order ships.

     In the U.S., Alcoa is net metal short and is subject to the risk of higher aluminum prices for the anticipated metal purchases required to fulfill the long-term customer contracts noted above. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At June 30, 1999 and 1998, these contracts totaled approximately 548,000 and 452,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

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

In addition to the above noted aluminum positions, Alcoa had 75,000 mt and 157,000 mt of futures and options contracts outstanding at June 30, 1999 and 1998, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in an after-tax credit (charge) to earnings of $6.3 and $(19.8) at June 30, 1999 and 1998, respectively.

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

      Alcoa's remediation reserve balance at the end of the 1999 second quarter was $194.2 (of which $62.3 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. About 21% of the reserve relates to Alcoa's Massena, New York plant site, and 15% relates to Alcoa's Pt. Comfort, Texas plant site.
Remediation expenses charged to the reserve during the 1999 second quarter were $12.5. These include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

     Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1999 year-to-date period totaled $911.9, compared with $921.0 in the 1998 period. The decrease reflects a lower level of noncurrent assets and liabilities and a decrease in minority interests' share of income. Partially offsetting these items were lower working capital requirements along with higher net income.

Financing Activities
Financing activities used $530.6 of cash in the 1999 year-to-date period, compared with $807.7 of cash generated in the 1998 period. The primary reason for the difference was Alcoa's issuance of debt in the 1998 period, which was used primarily to fund acquisitions. In the 1999 year-to-date period, Alcoa used $603.3 to repurchase 11,891,034 shares of the Company's common stock, versus $293.5 used in the 1998 period. These repurchases were partially offset by $427.3 and $23.8 in the 1999 and 1998 periods, respectively, of stock issued for employee stock option plans. In July 1999, Alcoa announced that the board of directors had authorized the repurchase of 20 million shares of Alcoa common stock. This action replaces a similar authorization approved by the board in January 1999. Approximately 12 million shares were repurchased under the prior authorization.

Dividends paid to shareholders were $148.6 in the 1999 six-month period, an increase of $22.6 over the 1998 period. The increase was primarily due to Alcoa's variable dividend program, which paid out 40.25 cents in the first half of 1999. This compares with 37.5 cents per share in the 1998 six-month period.

Investing Activities
Investing activities in 1998 used $1,694.5 of cash, $1,218.2 more than the 1999 requirement of $476.3. Capital expenditures were the majority of the 1999 spending, totaling $387.7, up 6% from 1998 levels.

Acquisitions represented the bulk of investing activities in the 1998 period. These include Alcoa's purchase of 51% of the outstanding stock of Alumax in the 1998 second quarter and Alcoa's purchase of Inespal in the 1998 first quarter. Alcoa purchased the remaining 49% of Alumax in the 1998 third quarter. During the 1999 period, Alcoa acquired the bright products business of Pechiney's Rhenalu rolling plant located near Toulouse, France and Reynolds' aluminum extrusion plant in Irurzun, Spain.

Year 2000 issue

Alcoa, like other businesses, is facing the Year 2000 issue. The Year 2000 issue arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could result in computational errors as dates are compared across the century boundary.

As a basic materials supplier, the vast majority of the products produced and sold by Alcoa are unaffected by Year 2000 issues in use or operation since they contain no microprocessors. Alcoa is addressing the Year 2000 issue through a formal program that reports to the Company's chief information and financial officers. Alcoa's methodology encompasses four phases:
Awareness/Inventory; Assessment; Remediation and Compliance Testing. Ongoing leadership is provided by a Global Program Office, which is directly linked into Alcoa's business units and resource units, including the acquired Alumax facilities. The Global Program Office provides processes and tools to the business units and monitors progress through systematic reporting and on-site verification reviews in cooperation with the Company's internal auditors. Progress is reported regularly to the Company's senior executives and to the Audit Committee of Alcoa's board of directors.

Internally, computer and microprocessor based systems such as mainframe, mini-computer and personal computer systems and the software they utilize have been assessed. Operational support, process control, facilities, infrastructure and mechanical systems are being addressed as well. These systems assist in the control of Alcoa's operations by performing such functions as maintaining manufacturing parameters, monitoring environmental conditions and assisting with facilities management and security. Many of these systems rely on software or contain embedded electronic components that could be affected by Year 2000 compliance issues. Since many of these systems are common across operating locations, information sharing and efficiencies have been realized in the Year 2000 efforts. Priority for any required remediation efforts has been assigned based on the criticality of the system or business process affected. As of June 30, 1999, the remediation phase had been completed for 98% of Alcoa's critical components with 96% of all critical components having completed compliance testing. It is presently expected that compliance testing will be completed for 99% of critical systems by the end of the third quarter.

Alcoa relies on numerous third parties for a wide variety of goods and services, including raw materials, telecommunications and utilities such as water and electricity. Many of the Company's operating locations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. Alcoa has surveyed its vendors and suppliers using questionnaires and, based on the response and significance to the Company's operations, is conducting follow-up activities with critical and important suppliers. If Alcoa concludes that a third party presents a substantial risk of a Year 2000 based business disruption, an effort will be made to resolve the issue. If necessary, a new vendor or supplier will be qualified and secured. Communication with these third parties regarding Year 2000 issues is a continuing process.

Alcoa and certain of its trading partners utilize electronic data interchange (EDI) to effect business communications. The Company's EDI system software has been upgraded to support transactions in a Year 2000 compliant format. Migration of EDI transactions to this new format will occur as Alcoa and its EDI trading partners, on a case-by-case basis, modify existing EDI transaction formats. Some Alcoa customers have indicated that they will not modify EDI transaction sets but will rely on other techniques to achieve Year 2000 capability. Alcoa does not expect Year 2000-related disruptions to occur in these situations.


Based on current information, Alcoa believes that the most likely worst case scenario to result from a Year 2000 failure by Alcoa, its suppliers or customers would be a short-term reduction in manufacturing capability at one or more of Alcoa's operations and a temporary limitation on Alcoa's ability to deliver products to customers. Based on internal efforts and formal communications with third parties, Alcoa does not believe that Year 2000 issues are likely to result in significant operational problems or will have a material adverse impact on its consolidated financial position, operations or cash flow. Nonetheless, failures of suppliers, third-party vendors or customers resulting from Year 2000 issues could result in a short-term material adverse effect.

In order to minimize operational effects, Alcoa is utilizing a structured contingency planning process throughout the company to identify and analyze Year 2000 operational risks. Risk assessments are documented and reported to the Year 2000 Global Program Office. The specific risk scenarios are reviewed by operational management and detailed contingency plans are developed for the areas of greatest risk. It is expected that detailed contingency planning will be completed by the end of the third quarter.

Alcoa's Year 2000 program utilizes on-site verification of Year 2000 efforts at its various operating locations. Using audit-like techniques, the Year 2000 Global Program Office and the Company's internal auditors verify that business and resource units have followed the prescribed processes and methodologies and also samples local Year 2000 readiness. Each of Alcoa's business units will receive at least one verification audit during 1999 with more than eighty-five reviews planned.

For the 1999 six-month period, Alcoa incurred approximately $18.0 million of direct costs in connection with its Year 2000 program. These costs include external consulting costs and the cost of hardware and software replaced as a result of Year 2000 issues. Total direct costs for 1999 are estimated to be between $35 and $50.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     As previously reported, in March 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by the EPA relating to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. Alcoa and the DOJ have entered into a series of tolling agreements to suspend the statute of limitations related to the alleged violations in this matter. While the parties have reached an agreement in principle, details of the settlement and a consent agreement have yet to be finalized.

     As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the DOJ. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been unable to reach settlement on this matter. On June 11, 1999, the DOJ and EPA filed a complaint against Alcoa in the United States District Court for the Northern District of Indiana.

     In March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen Works of Discovery Aluminas, Inc., a subsidiary, in Port Allen, Louisiana. Also in March, Discovery Aluminas, Inc. was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. Alcoa is cooperating with the investigation and is engaged in discussions to resolve the situation.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of Alcoa shareholders held on May 7, 1999, Alain J. P. Belda was elected a director of Alcoa to serve for a two-year term, and Joseph T. Gorman, Sir Ronald Hampel and Marina v.N. Whitman were reelected to serve for three-year terms. Votes cast for Mr. Belda were 292,353,336 and votes withheld were 2,026,329; votes cast for Mr. Gorman were 292,653,209 and votes withheld were 1,726,456; votes cast for Sir Ronald Hampel were 292,630,878 and votes withheld were 1,748,787; votes cast for Mr. Mulroney were 292,657,653 and votes withheld were 1,722,012; and votes cast for Dr. Whitman were 292,609,208 and votes withheld were 1,770,457.

Also at that annual meeting, a proposal to approve the Alcoa Stock Incentive Plan was adopted. Total votes cast for the Alcoa Stock Incentive Plan were 254,906,831, votes cast against were 38,128,578 and there were 1,344,256 abstentions. Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of Alcoa's incorporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
      10(g)(1)  Deferred Fee Plan for Directors, as amended July 9,
                1999.
      10(p)(1)  Alcoa Stock Incentive Plan, as amended May 6,
                1999.
       12.      Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.      Financial Data Schedule

(b) No reports on form 8-K were filed by Alcoa during the quarter covered by this report.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Alcoa Inc.




July 22, 1999                  By /s/ RICHARD B. KELSON
Date                          Richard B. Kelson
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



July 22, 1999                  By /s/ EARNEST J. EDWARDS
Date                          Earnest J. Edwards
                              Senior Vice President and
                              Controller
                              (Chief Accounting Officer)

                            EXHIBITS




                                                           Page

   10(g)(1)   Deferred Fee Plan for Directors, as amended
              July 9, 1999.
   10(p)(1)   Alcoa Stock Incentive Plan, as amended
              May 6, 1999.
   12.        Computation of Ratio of Earnings to Fixed
              Charges                                        23
   15.        Independent Accountants' letter regarding      24
              unaudited financial information
   27.        Financial Data Schedule