Form 10-Q
period 1999-09-30
ALCOA INC
filed 1999-10-20
CIK 4281

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


For the Quarter Ended September 30, 1999        Commission File Number 1-3610


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

                                        Yes  X    No

     As of October 18, 1999, 366,406,853 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-15911

                 PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)
                                                          (unaudited)
                                                         September 30    December 31
ASSETS                                                       1999            1998
                                                         ------------    -----------
Current assets:
  Cash and cash equivalents (includes cash of $69.9 in
  1999 and $131.1 in 1998)                                $   211.9      $   342.2
  Short-term investments                                       85.1           39.4
  Receivables from customers, less allowances:
    1999-$62.6; 1998-$61.4                                  2,213.1        2,163.2
  Other receivables                                           192.9          171.0
  Inventories (B)                                           1,583.5        1,880.5
  Deferred income taxes                                       185.6          198.0
  Prepaid expenses and other current assets                   282.3          230.8
                                                          ---------      ---------
    Total current assets                                    4,754.4        5,025.1
                                                          ---------      ---------

Properties, plants and equipment, at cost                  18,136.2       18,224.5
Less, accumulated depreciation, depletion and
  Amortization                                              9,157.7        9,091.0
                                                          ---------      ---------
    Net properties, plants and equipment                    8,978.5        9,133.5
                                                          ---------      ---------
Goodwill, net of accumulated amortization of $205.8 in
  1999 and $179.3 in 1998                                   1,333.1        1,414.1
Other assets                                                1,798.5        1,889.8
                                                          ---------      ---------
    Total assets                                          $16,864.5      $17,462.5
                                                          =========      =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                   $   611.9      $   431.0
  Accounts payable, trade                                   1,167.2        1,044.3
  Accrued compensation and retirement costs                   559.9          553.2
  Taxes, including taxes on income                            276.1          431.3
  Other current liabilities                                   512.4          627.4
  Long-term debt due within one year                           48.0          181.1
                                                          ---------      ---------
    Total current liabilities                               3,175.5        3,268.3
                                                          ---------      ---------
Long-term debt, less amount due within one year (C)         2,668.9        2,877.0
Accrued postretirement benefits                             1,749.8        1,840.1
Other noncurrent liabilities and deferred credits           1,488.0        1,587.1
Deferred income taxes                                         418.0          358.1
                                                          ---------      ---------
    Total liabilities                                       9,500.2        9,930.6
                                                          ---------      ---------

MINORITY INTERESTS                                          1,409.0        1,476.0
                                                          ---------      ---------

CONTINGENT LIABILITIES (D)                                      -              -

SHAREHOLDERS' EQUITY
Preferred stock                                                55.8           55.8
Common stock                                                  394.7          394.7
Additional capital                                          1,712.3        1,675.9
Retained earnings                                           5,727.9        5,305.1
Treasury stock, at cost                                    (1,310.0)      (1,028.7)
Accumulated other comprehensive loss (E)                     (625.4)        (346.9)
                                                          ---------      ---------
    Total shareholders' equity                              5,955.3        6,055.
    9                                                     ---------      ---------
      Total liabilities and shareholders' equity          $16,864.5      $17,462.5
                                                          =========      =========

The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)



                                               Third quarter        Nine months
                                                  ended                ended
                                               September 30         September 30
                                               -------------        ------------

                                              1999       1998      1999       1998
                                              ----       ----      ----       ----
REVENUES
Sales                                      $4,052.3   $4,108.9   $12,069.7  $11,141.0
Other income                                   38.5       47.8        77.7       94.2
                                            -------    -------    --------   --------
                                            4,090.8    4,156.7    12,147.4   11,235.2
                                            -------    -------    --------   --------
COSTS AND EXPENSES
Cost of goods sold                          3,119.7    3,235.8     9,387.7    8,670.7
Selling, general administrative and other
  Expenses                                    202.0      217.8       596.5      531.2
Research and development expenses              33.6       28.8        91.4       81.2
Provision for depreciation, depletion and
  amortization                                223.8      233.2       663.2      604.1
Interest expense                               51.1       59.0       153.2      140.0
                                            -------    -------    --------   --------
                                            3,630.2    3,774.6    10,892.0   10,027.2
                                            -------    -------    --------   --------

EARNINGS
  Income before taxes on income               460.6      382.1     1,255.4    1,208.0
Provision for taxes on income (F)             147.4      115.9       401.7      392.6
                                            -------    -------    --------   --------
  Income from operations                      313.2      266.2       853.7      815.4
Less: Minority interests' share               (54.1)     (48.5)     (133.5)    (180.7)
                                            -------    -------    --------   --------
NET INCOME                                 $  259.1   $  217.7   $   720.2  $   634.7
                                            =======    =======    ========   ========

EARNINGS PER SHARE (G)
   Basic                                   $    .71   $    .61   $    1.96  $    1.84
                                            =======    =======    ========   ========

   Diluted                                 $    .69   $    .61   $    1.91  $    1.83
                                            =======    =======    ========   ========

Dividends paid per common share            $ .20125   $  .1875   $  .60375  $   .5625
                                            =======    =======    ========   ========

The accompanying notes are an integral part of the financial statements.



Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                   Nine months ended
                                                                     September 30
                                                                     ------------
                                                                   1999         1998
                                                                   ----         ----
CASH FROM OPERATIONS
Net income                                                      $   720.2     $   634.7
Adjustments to reconcile net income to cash from operations:
  Depreciation, depletion and amortization                          673.7         614.1
  Increase (reduction) in deferred income taxes                      89.2          (2.5)
  Equity income before additional taxes, net of dividends            (3.7)        (18.0)
  Gains from investing activities                                   (12.0)          -
  Book value of asset disposals                                      11.3          30.9
  Minority interests                                                133.5         180.7
  Other                                                               8.7          16.4
Changes in assets and liabilities, excluding the effects of
acquisitions and divestitures:
    (Increase) reduction in receivables                            (153.8)          8.4
    Reduction in inventories                                        286.7         110.7
    Increase in prepaid expenses and other current assets           (51.7)        (75.2)
    Reduction in accounts payable and accrued expenses             (124.1)        (18.1)
    (Reduction) increase in taxes, including taxes on income        (65.9)         77.5
    Reduction in deferred hedging gains                             (62.7)        (19.4)
    Net change in noncurrent assets and liabilities                 (39.8)       (136.3)
                                                                 --------      --------
    CASH FROM OPERATIONS                                          1,409.6       1,403.9
                                                                 --------      --------

FINANCING ACTIVITIES
Net changes in short-term borrowings                                181.4         322.9
Common stock issued and treasury stock sold                         576.9          30.5
Repurchase of common stock                                         (838.1)       (293.5)
Dividends paid to shareholders                                     (223.0)       (193.2)
Dividends paid and return of capital to minority interests          (64.2)       (169.9)
Net change in commercial paper                                        -           774.7
Additions to long-term debt                                         318.1         839.0
Payments on long-term debt                                         (725.9)     (1,015.8)
                                                                 --------      --------
    CASH (USED FOR) FROM FINANCING ACTIVITIES                      (774.8)        294.7
                                                                 --------      --------

INVESTING ACTIVITIES
Capital expenditures                                               (608.9)       (594.7)
Acquisitions, net of cash acquired                                  (52.2)     (1,352.7)
Proceeds from the sale of subsidiaries                               30.9           7.4
Additions to investments                                            (89.8)       (110.9)
Proceeds from the sale of assets                                     13.7           -
Net change in short-term investments                                (45.7)         42.3
Changes in minority interests                                        (0.2)         37.8
Other                                                                (9.6)         (9.0)
                                                                 --------      --------
    CASH USED FOR INVESTING ACTIVITIES                             (761.8)     (1,979.8)
                                                                 --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (3.3)          1.5
                                                                 --------      --------

CHANGES IN CASH
Net change in cash and cash equivalents                            (130.3)       (279.7)
Cash and cash equivalents at beginning of year                      342.2         800.8
                                                                 --------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   211.9     $   521.1
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

B. Inventories


                                     September 30     December 31
                                         1999             1998
                                     ------------     -----------

Finished goods                       $  378.9         $  418.2
Work in process                         557.0            591.7
Bauxite and alumina                     277.0            346.5
Purchased raw materials                 225.1            361.1
Operating supplies                      145.5             163.0
                                       ------           -------
                                     $1,583.5          $1,880.5
                                      =======           =======

     Approximately 55% of total inventories at September 30, 1999 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $722.7 and $702.8 higher at September 30, 1999 and December 31, 1998, respectively.

C. Long-Term Debt - In 1998, Alcoa issued $300 of thirty-year 6.75% bonds due 2028, $250 of 6.5% term debt due in 2018 and $200 of 6.125% term debt due in 2005. Also, in 1998, Alcoa issued $1,100 of commercial paper. Current commercial paper borrowings total approximately $1,300. The proceeds from these borrowings were used to fund acquisitions and for general corporate purposes.

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

E. Comprehensive Income


                                         Third quarter           Nine months
                                            ended                  Ended
                                          September 30          September 30
                                         -------------          ------------
                                       1999        1998      1999        1998
                                       ----        ----      ----        ----
Net income                           $259.1      $217.7    $720.2      $634.7
Other comprehensive income (loss)    (179.0)       24.0    (278.5)      (22.6)
                                      -----       -----     -----       -----
Comprehensive income                 $ 80.1      $241.7    $441.7      $612.1
                                      =====       =====     =====       =====

See footnote L for additional detail regarding the translation adjustment component of other comprehensive income.


F. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1999 third quarter rate of 32% differs from the statutory rate primarily because of lower taxes on foreign income.

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


                                           Third quarter         Nine months
                                               ended                ended
                                           September 30          September 30
                                           -------------         ------------
                                        1999         1998     1999        1998
                                        ----         ----     ----        ----
Net income                            $259.1       $217.7    $720.2     $634.7
Less: Preferred stock dividends           .5           .5       1.5        1.5
                                       -----        -----     -----      -----
Income available to common            $258.6       $217.2    $718.2     $633.2
stockholders
Weighted average shares outstanding    366.6        357.3     366.9      343.8
Basic EPS                             $  .71       $  .61    $ 1.96     $ 1.84
                                       =====        =====     =====      =====
Effect of dilutive securities:
Add: Shares issuable upon exercise
  of outstanding stock options           8.6          1.5       8.6        1.5
  Diluted shares outstanding           375.2        358.8     375.5      345.3
Diluted EPS                           $  .69       $  .61    $ 1.91     $ 1.83
                                      =====        =====     =====      =====


H. Acquisitions - In August 1999, Alcoa and the Reynolds Metals Company (Reynolds) announced they had reached a definitive agreement to merge. Under the agreement, Alcoa will acquire all of the outstanding shares of Reynolds at an exchange rate of 1.06 shares of Alcoa common stock for each share of Reynolds. The value of the transaction is approximately $4,800. The combined company will have annual revenues of $22,500, approximately 120,000 employees and will operate over 300 locations in 36 countries around the world. The acquisition is subject to the expiration of antitrust waiting periods and other customary conditions including approval by stockholders of Reynolds owning a majority of the Reynolds shares.

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


                                      Nine months
                                         Ended
                                   September 30, 1998
                                   ------------------
Sales                              $12,567.5
Net income                             657.8
Basic earnings per share                1.77
Diluted earnings per share              1.76


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

K. Segment Information - Alcoa is primarily a producer of aluminum products. Its segments are organized by product on a worldwide basis. Alcoa's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Nonoperating items such as interest income, interest expense, foreign exchange gains/losses and minority interest are excluded from segment profit. In addition, certain expenses such as corporate general administrative expenses, depreciation and amortization on corporate assets and certain special items are not included in segment results.
Alcoa's products are used primarily by transportation (including aerospace, automotive, rail and shipping), packaging, building and construction, and industrial customers worldwide. Alcoa's reportable segments include Alumina and chemicals, Primary metals, Flat-rolled products and Engineered products. Businesses that do not fall into these categories are listed as Other. The following details sales and ATOI for each reportable segment for the three-month and nine-month periods ended September 30, 1999 and 1998.


 Third quarter ended   Alumina and    Primary   Flat-rolled    Engineered
 September 30, 1999     chemicals     metals    products       products     Other    Total
Sales:
  Third-party sales       $473.9      $  559.9   $1,273.0       $917.1       $828.4   $4,052.3
  Intersegment sales       214.1         686.2       13.6          6.0          -        919.9
                           -----       -------    -------        -----        -----    -------
  Total sales             $688.0      $1,246.1   $1,286.6       $923.1       $828.4   $4,972.2
                           =====       =======    =======        =====        =====    =======
After-tax operating
  Income                  $ 82.7      $  167.8   $   73.5       $ 42.2       $ 50.4   $  416.6

  Third quarter ended
  September 30, 1998
Sales:
  Third-party sales       $398.4      $  596.0   $1,308.6       $968.0       $832.3   $4,103.3
  Intersegment sales       238.2         634.6       16.6          2.5          -        891.9
                           -----       -------    -------        -----        -----    -------
  Total sales             $636.6      $1,230.6   $1,325.2       $970.5       $832.3   $4,995.2
                           =====       =======    =======        =====        =====    =======
After-tax operating
  Income                  $ 57.3      $   91.2   $   76.7       $ 44.8       $ 39.7   $  309.7



  Nine months ended     Alumina and   Primary   Flat-rolled    Engineered
  September 30, 1999    chemicals     metals    products       products     Other    Total
Sales:
  Third-party sales       $1,350.0    $1,612.2   $3,800.2       $2,798.7     $2,502.3  $12,063.4
  Intersegment sales         665.9     2,024.5       39.1           13.0          -      2,742.5
                           -------     -------    -------        -------      -------   --------
  Total sales             $2,015.9    $3,636.7   $3,839.3       $2,811.7     $2,502.3  $14,805.9
                           =======     =======    =======        =======      =======   ========
After-tax operating
  Income                  $  204.2    $  329.6   $  210.9       $  148.1     $  148.2  $ 1,041.0

  Nine months ended
  September 30, 1998
Sales:
  Third-party sales       $1,394.5    $1,475.0   $3,608.4       $2,131.2     $2,522.4  $11,131.5
  Intersegment sales         570.0     1,661.9       47.9            7.6          -      2,287.4
                           -------     -------    -------        -------      -------   --------
  Total sales             $1,964.5    $3,136.9   $3,656.3       $2,138.8     $2,522.4  $13,418.9
                           =======     =======    =======        =======      =======   ========
After-tax operating
  income                  $  248.7    $  249.2   $  239.7       $  125.4     $  127.3  $   990.3


The following table reconciles Alcoa's measure of segment profit to consolidated net income.


                                            Third quarter            Nine months
                                                Ended                   Ended
                                            September 30            September 30
                                            -------------           ------------
                                         1999        1998        1999        1998
                                         ----        ----        ----        ----
Total after-tax operating income       $416.6      $309.7     $1,041.0     $990.3
Elimination of intersegment profit       (8.1)       (4.0)       (27.2)     (16.0)
Unallocated amounts (net of tax):
  Interest income                         7.1        18.7         20.3       56.8
  Interest expense                      (33.3)      (38.4)       (99.6)     (91.1)
  Minority interest                     (54.1)      (48.5)      (133.5)    (180.7)
  Mark-to-market gains (losses)           4.6        (2.7)        10.6      (43.6)
  Corporate expense                     (33.5)      (39.7)      (110.4)    (118.2)
  Other (1)                             (40.2)       22.6         19.0       37.2
                                        -----       -----       ------      -----
    Consolidated net income            $259.1      $217.7     $  720.2     $634.7
                                        =====       =====      =======      =====

(1) Other is comprised of differences between segment and corporate taxes, the results of internal hedging contracts between corporate and the segments, external hedging gains and losses, LIFO charges and credits and other miscellaneous items.


L. Foreign Currency - Effective July 1, 1999, the Brazilian Real became the functional currency for translating the financial statements of Alcoa's 59%-owned Brazilian subsidiary, Alcoa Aluminio. Economic factors and circumstances related to Aluminio's operations have changed significantly since the devaluation of the Real in the 1999 first quarter. Under SFAS 52, "Foreign Currency Translation," the change in these facts and circumstances requires a change to Aluminio's functional currency.

As a result of the change, at July 1, 1999, Alcoa's shareholders' equity (cumulative translation adjustment) and minority interests were reduced by $156 and $108, respectively. These amounts were driven principally by a reduction in fixed assets.

One of the factors affecting the change in Aluminio's functional currency was Alcoa's recent purchase of approximately $185 of Aluminio's 7.5% secured export notes. The repurchase of these notes is consistent with Alcoa's recent policy change regarding the manner in which large subsidiaries are capitalized and will result in lower overall financing costs to the company.

   In the opinion of the company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the company's annual report on Form 10-K for the year ended December 31, 1998.

   The financial information required in this Form 10-Q by Rule
   10-01 of Regulation S-X has been subject to a review by PricewaterhouseCoopers LLP, the company's independent certified public accountants, as described in their report on page 11.

Independent Accountant's Review Report

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)


    We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 1999, the unaudited condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 1999 and 1998, which are included in Alcoa's Form 10-Q for the period ended September 30, 1999. These financial statements are the responsibility of Alcoa's management.

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

Pittsburgh, Pennsylvania
October 6, 1999

Management's Discussion and Analysis of the Results of Operations and Financial Condition
(dollars in millions, except share amounts and ingot prices; shipments in thousands of metric tons (mt))


Results of Operations

Principal income and operating data follow.

                                            Third quarter ended        Nine months ended
                                               September 30              September 30
                                               ------------              ------------
                                             1999         1998         1999        1998
                                             ----         ----         ----        ----
Sales                                     $4,052.3     $4,108.9     $12,069.7   $11,141.0
Net income                                   259.1        217.7         720.2       634.7
Basic earnings per common share                .71          .61          1.96        1.84
Diluted earnings per common share              .69          .61          1.91        1.83
Shipments of aluminum products               1,100        1,133         3,349       2,777
Shipments of alumina                         1,814        1,536         5,314       5,346
Alcoa's average realized ingot price           .71          .67           .66         .69


Earnings Summary
Alcoa reported 1999 third quarter net income of $259.1, a 19% increase from the 1998 third quarter. The increase was due primarily to improved cost performance and higher shipments of alumina and fabricated products. These positive factors were partly offset by lower prices for flat-rolled and engineered products. For the year-to-date period, net income rose 13.5% to $720.2. Positive factors that lead to the increase were higher volumes, which were driven by the Alumax acquisition, along with cost reductions. Partially offsetting these factors was the impact of lower prices and higher depreciation and administrative costs, which resulted from the Alumax acquisition.

Revenues in the 1999 quarter fell 1.4% to $4.1 billion from the 1998 third quarter, and increased 8.3% from the 1998 nine-month period to $12.1 billion. The decrease in revenues for the 1999 third quarter was due to lower overall prices, which were partly offset by higher shipments of alumina and fabricated products. The increase in the 1999 nine-month period from 1998 was the result of higher shipments which more than offset the impact of lower aluminum prices. Higher volumes for non-aluminum products also helped to boost revenues.

Annualized return on shareholders' equity was 15.7% for the 1999 year-to-date period, compared with 17.1% in the 1998 quarter. The decline is due to higher shareholders' equity in 1999, resulting primarily from the Alumax acquisition in 1998, partially offset by higher earnings.

Segment Information

I.   Alumina and chemicals


                                   Third quarter ended      Nine months ended
                                      September 30            September 30
                                      ------------            ------------
                                    1999       1998         1999       1998
                                    ----       ----         ----       ----
 Third-party alumina shipments     1,814      1,536        5,314      5,346

 Third-party sales                $473.9     $398.4     $1,350.0   $1,394.5
 Intersegment sales                214.1      238.2        665.9      570.0
                                   -----      -----      -------    -------
   Total sales                    $688.0     $636.6     $2,015.9   $1,964.5
                                   =====      =====      =======    =======

 After-tax operating income       $ 82.7     $ 57.3     $  204.2   $  248.7


This segment's activities include the mining of bauxite, which is then refined into alumina. The alumina is sold to internal and external customers worldwide or is processed into industrial chemical products. A majority of the third-party sales from this segment are derived from alumina. Shipments of alumina were up 18% from the 1998 third quarter due to improved operating performance and an increase in capacity at the company's Australian refineries, along with higher production at the St. Croix refinery. This, along with a 23% increase in realized prices, drove a 45% increase in third-party alumina revenues.

For the nine-month period, alumina revenues rose 2% on a 3% increase in prices. Third-party shipments fell 1% due to the Alumax acquisition. Prior to the acquisition, Alumax had purchased alumina from Alcoa. Accordingly, shipments to Alumax smelters which were recorded as third-party sales, are now recorded as intersegment. Without the effects of the Alumax acquisition, third-party alumina shipments would have been up 12% for the year-to-date period.

After-tax operating income for this segment rose 44% to $82.7 for the 1999 third quarter, and fell 18% to $204.2 for the nine-month period. The quarter-over-quarter increase is primarily due to higher prices and shipments and improved cost performance. Year-over-year, lower internal prices, partly offset by improved cost performance, resulted in the decline.

In early October, Alcoa World Alumina (AWA) announced that it had completed expansion of its Wagerup, Australia, alumina refinery. The expansion resulted in a 9% capacity increase at the facility, bringing total system capacity within Western Australia to 7.3 million metric tons per year.

II. Primary metals


                                     Third quarter ended       Nine months ended
                                        September 30             September 30
                                        ------------             ------------
                                      1999       1998          1999        1998
                                      ----       ----          ----        ----
 Third-party aluminum shipments        335        390         1,059         951

 Third-party sales                $  559.9   $  596.0      $1,612.2    $1,475.0
 Intersegment sales                  686.2      634.6       2,024.5     1,661.9
                                   -------    -------       -------     -------
   Total sales                    $1,246.1   $1,230.6      $3,636.7    $3,136.9
                                   =======    =======       =======     =======

 After-tax operating income       $  167.8   $   91.2      $  329.6    $  249.2


This segment's primary focus is Alcoa's worldwide smelter system.
Primary metals receives alumina from the alumina and chemicals segment and produces aluminum ingot to be used by a variety of Alcoa's other segments, as well as sold to outside customers.

The sale of ingot represents over 90% of this segment's third-party sales. Third-party ingot revenues fell 10% from the 1998 quarter as a 15% decline in shipments overshadowed a rise in prices. For the year-to-date period, revenues rose 6% as an 11% increase in shipments, primarily from acquired companies and Brazil, more than offset a decline in prices.

Intersegment sales in the 1999 nine-month period rose 22% from 1998 as the addition of Alumax's fabricating operations resulted in higher internal demand for metal.

Alcoa's average realized third-party price for ingot rose 6% from the 1998 third quarter to 71 cents per pound, in contrast to the 4% decline in average realized prices from the 1998 nine-month period. Average realized prices reflect the decline and subsequent rise in aluminum prices that has occurred over the last eighteen months.

Primary metals ATOI rose 84% to $167.8 in the 1999 quarter and 32% to $329.6 in the 1999 year-to-date period. The increases in ATOI are attributable to higher overall volumes and improved cost performance. Prices, which rose in the quarter but fell in the year-to-date period, also impacted ATOI. Contributing to the year-over-year and quarter-over-quarter increases were improved results from smelting operations in Brazil and Australia, partly offset by weaker performance in Europe. Shutdown of the company's smelting operations in Suriname had a minimal impact on ATOI for the 1999 year-to-date and quarter.

III. Flat-rolled products


                                     Third quarter ended       Nine months ended
                                        September 30             September 30
                                        ------------             ------------
                                      1999       1998          1999       1998
                                      ----       ----          ----       ----
 Third-party aluminum shipments        496        483         1,479      1,285

 Third-party sales                $1,273.0   $1,308.6      $3,800.2   $3,608.4
 Intersegment sales                   13.6       16.6          39.1       47.9
                                   -------    -------       -------    -------
   Total sales                    $1,286.6   $1,325.2      $3,839.3   $3,656.3
                                   =======    =======       =======    =======

 After-tax operating income       $   73.5   $   76.7      $  210.9   $  239.7


This segment's principal business is the production and sale of aluminum sheet, plate and foil. This segment includes rigid container sheet(RCS), which is used to produce aluminum beverage cans and mill products used in the transportation and distributor markets. Approximately one-half of the third-party sales from this segment are derived from mill products and approximately one-third are from RCS. Third-party flat-rolled product's sales rose 5% from the 1998 year-to-date period. The increase was due to a 15% increase in shipments, which were driven by acquisitions, partly offset by lower prices. For the 1999 quarter, shipments rose 3% and prices fell 6%, resulting in a 3% decline in third-party revenues.

Third-party sales of RCS were down 8% as shipments were flat and prices fell over the 1998 nine-month period. For comparison purposes, total market shipments of aluminum beverage cans for the eight months ended in August 1999 were 1% lower than the comparable 1998 period. Quarter-to-quarter, revenues fell 4% as prices slipped 5%.

Mill product's revenues rose 20% from the 1998 nine-month period as shipments, driven by acquisitions, increased 42%. For the 1999 quarter, revenues were flat as shipments rose 12%. Realized prices for mill products in 1999 have declined over 1998 as a result of a lower value-added mix, due principally to the Alumax acquisition.

ATOI for this segment fell 12% to $210.9 for the 1999 year-to-date period. The majority of the decline relates to RCS, as lower selling prices had a negative impact on margins. Mill product's impact on segment ATOI was nearly unchanged from the 1998 year-to-year period, as higher volumes, aided by acquisitions, and improved cost performance offset the impact of lower prices and a less profitable mix. For the 1999 quarter, ATOI fell 4% as cost improvements were overshadowed by lower RCS prices.

IV. Engineered products


                                      Third quarter ended       Nine months ended
                                         September 30             September 30
                                         ------------             ------------
                                       1999       1998          1999       1998
                                       ----       ----          ----       ----
 Third-party aluminum shipments         249        240           756        489

 Third-party sales                   $917.1     $968.0      $2,798.7   $2,131.2
 Intersegment sales                     6.0        2.5          13.0        7.6
                                      -----      -----       -------    -------
   Total sales                       $923.1     $970.5      $2,811.7   $2,138.8
                                      =====      =====       =======    =======

 After-tax operating income          $ 42.2     $ 44.8      $  148.1      125.4


This segment includes hard and soft alloy extrusions, aluminum forgings, and wire, rod and bar. These products serve the transportation, construction and distributor markets. Revenues from third-party sales of engineered products fell 5% from the 1998 third quarter, while rising 31% from the 1998 nine-month period. For the quarter, higher shipments were more than offset by lower prices. For the nine-month period, higher volumes, which were aided by the Alumax acquisition, were partly offset by lower prices.

Approximately 80% of the revenues from this segment are derived from the sale of extrusions. Third-party sales of soft extrusions were up 60% from the 1998 year on a 77% increase in shipments. The large increase in shipments was primarily due to the Alumax acquisition, which nearly doubled Alcoa's existing soft alloy business. For the quarter, soft alloy revenues fell 4% as shipments rose 5% and prices fell. Revenues from hard alloy extrusions for the nine-month period fell 24% as shipments were down 22%. For the quarter, revenues fell 32% on a similar decline in shipments.

Revenues from the sale of forged aluminum wheels increased 30% in the 1999 nine-month period, driven by a 31% increase in shipments. For the 1999 quarter, revenues rose 42% on a 40% increase in shipments.

Segment ATOI increased 18% to $148.1 in the 1999 year-to-date period. Higher shipments of soft alloy extrusions partly offset by lower hard alloy margins generated the increase. Lower operating costs also contributed to the improvement in ATOI. For the quarter, ATOI declined 5% as lower revenues, driven by lower prices, were nearly offset by improved cost performance.

V. Other


                                        Third quarter ended      Nine months ended
                                           September 30            September 30
                                           ------------            ------------
                                         1999       1998         1999       1998
                                         ----       ----         ----       ----
 Third-party aluminum shipments            20         20           55         52

 Third-party sales                     $828.4     $832.3     $2,502.3   $2,522.4

 After-tax operating income            $ 50.4     $ 39.7     $  148.2   $  127.3


This segment includes Alcoa Fujikura Ltd. (AFL), which produces electrical components for the automotive industry as well as telecommunications products. In addition, Alcoa's aluminum and plastic closures operations and residential building products operations are included in this group.

Revenues for this segment were nearly unchanged in the 1998 third quarter and were down 1% from the 1998 nine-month period. AFL, which generates approximately half of the revenues reported in this segment, experienced a 5% increase in revenues from the 1998 quarter and year-to-date periods as higher volumes were party offset by lower prices. Revenues from sales of plastic closures and building products also increased over both the 1998 quarter and nine-month periods. More than offsetting the above mentioned revenue gains were lower revenues from Alcoa Aluminio's packaging operations, which were negatively impacted by the currency devaluation in the 1999 first quarter and economic conditions in Brazil.

ATOI for this segment in the 1999 third quarter was $50.4, up 27% from 1998. Strong cost control at Alcoa's automotive and building products businesses contributed to the increase. Year-to-date, ATOI rose 16% as improved results from these same businesses, along with AFL, were partly offset by losses from packaging operations in Brazil.

Costs and Other

Cost of Goods Sold - Cost of goods sold fell $116.1, or 3.6%, from the 1998 third quarter. The decrease reflects lower volumes and improved cost performance. Cost of goods sold as a percentage of sales in the 1999 third quarter was 77.0% versus 78.8% in the 1998 quarter. The improved ratio in 1999 is primarily due to cost performance and the impact of higher metal prices on revenues. On a year-to-date basis, this percentage was unchanged at 77.8%, as lower metal prices were offset by cost improvements.

Selling and General Administrative Expenses - Selling, general and administrative (SG&A) expenses were down $15.8, or 7.3%, from the 1998 third quarter and were up $65.3, or 12.3%, on a year-to-date basis. The decrease quarter-over-quarter was due to the impact of integrating Alumax and eliminating duplicate overhead functions. Year-over-year these costs were higher due to the Alumax acquisition, as Alcoa's 1999 results include Alumax for all nine months versus the 1998 nine-month period that included Alumax for only three months. On a pre-acquisition basis these costs were down approximately 1%. SG&A as a percentage of revenue fell to 5.0% in the 1999 third quarter, compared with 5.3% in the 1998 period. Alcoa's objective is to maintain SG&A costs below 5.0% of revenues.

Interest Expense - Interest expense totaled $51.1 in the 1999 third quarter, a decrease of 13.4% over the comparable 1998 period. The decrease is due to lower debt levels as excess cash has been used to reduce debt. Year-over-year, interest expense rose $13.2 or 9.4% as debt levels for the 1999 period were higher than the 1998 period. In 1998, Alcoa issued $300 of thirty-year 6.75% bonds due 2028, $250 of 6.5% term debt due in 2018 and $200 of 6.125% term debt due in 2005. Alcoa also issued $1,100 of commercial paper. These borrowings were used primarily to fund acquisitions and for general corporate purposes.

Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 1999 third quarter rate of 32% differs from the statutory rate primarily because of lower taxes on foreign income.

Other Income - Other income fell 19.5% to $38.5 in the 1999 third quarter. The decrease was due to lower interest income and higher foreign exchange losses, partly offset by mark-to-market gains in 1999 versus losses in 1998 and higher equity income. Year-to-date, other income fell $16.5 or 17.5% as improved mark-to-market results were more than offset by lower interest income, higher foreign exchange losses and lower equity income.

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

As a result of the change, at July 1, 1999, Alcoa's shareholders' equity and minority interests were reduced by $156 and $108, respectively. These amounts were driven principally by a reduction in fixed assets.

One of the factors affecting the change in Aluminio's functional currency was Alcoa's recent purchase of approximately $185 of Aluminio's 7.5% secured export notes. The repurchase of these notes is consistent with Alcoa's recent policy change regarding the manner in which large subsidiaries are capitalized, and will result in lower overall financing costs to the company.

Minority Interests - Minority interests' share of income from operations fell 26.1% from the 1998 year-to-date period to $133.5. The decrease is due primarily to lower earnings from Aluminio, which were negatively impacted by the Brazilian currency devaluation and resulting economic events in the 1999 first quarter. In addition, lower earnings at AWA also contributed to the decline.

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

     In the U.S., Alcoa is net metal short and is subject to the risk of higher aluminum prices for the anticipated metal purchases required to fulfill the long-term customer contracts noted above. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At September 30, 1999 and 1998, these contracts totaled approximately 225,000 and 875,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

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

     In addition to the above-noted aluminum positions, Alcoa had 35,000 mt and 30,000 mt of futures and options contracts outstanding at September 30, 1999 and 1998, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked-to-market, which resulted in an after-tax credit (charge) to earnings of $4.6 and $(2.7) at September 30, 1999 and 1998, respectively.

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

     Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the chief financial officer and other officers and employees that the chief executive officer may select from time to time. SRMC reports to the board of directors at each of the Boards scheduled meetings on the scope of the committee's derivative activities.

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

        PT. COMFORT/LAVACA BAY. In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay. In March 1994, EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List and, shortly thereafter, Alcoa and EPA entered into an administrative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies.
In accordance with this order, Alcoa recently submitted a draft remedial investigation and a draft baseline risk assessment to EPA. Alcoa expects to submit a draft feasibility study during 1999. In addition, Alcoa recently commenced construction of the EPA-approved project to fortify an offshore dredge disposal island. The probable and estimable costs of these actions are fully reserved. Additional costs to complete a remedy currently cannot be estimated since these costs will depend on the extent of remediation required, if any, the remedial method chosen and the time frame to complete any remediation activity. Since the order with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is expected to be completed within the next 12 to 24 months.

      Based on the above, it is possible that results of operations in a particular period could be materially affected by certain of these matters. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

      Alcoa's remediation reserve balance at the end of the 1999 third quarter was $186.9 (of which $62.8 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. About 22% of the reserve relates to Alcoa's Massena, New York plant site, and 13% relates to Alcoa's Pt. Comfort, Texas plant site. Remediation expenses charged to the reserve during the 1999 third quarter were $10.8. These include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

     Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 1999 year-to-date period totaled
$1,409.6, compared with $1,403.9 in the 1998 period. The increase reflects higher net income, a decrease in noncurrent assets and liabilities and an increase in deferred income taxes. Partially offsetting these items was a reduction in deferred hedging activity and a decrease in minority interests' share of income.

Financing Activities
Financing activities used $774.8 of cash in the 1999 year-to-date period, compared with $294.7 of cash generated in the 1998 period. The primary reason for the difference was Alcoa's issuance of debt in the 1998 period, which was used primarily to fund acquisitions. In the 1999 year-to-date period, Alcoa used $838.1 to repurchase 15,604,534 shares of the Company's common stock, versus $293.5 used in the 1998 period. These repurchases were partially offset by $576.9 and $30.5 in the 1999 and 1998 periods, respectively, of stock issued for employee stock option plans. In July 1999, Alcoa announced that the board of directors had authorized the repurchase of 20 million shares of Alcoa common stock. This action replaces a similar authorization approved by the board in January 1999. Approximately 12 million shares were repurchased under the prior authorization.

Dividends paid to shareholders were $223.0 in the 1999 nine-month period, an increase of $29.8 over the 1998 period. The increase was primarily due to Alcoa's variable dividend program, which paid out
60.375 cents in the first half of 1999. This compares with 56.25 cents per share in the 1998 nine-month period.

Investing Activities
Investing activities in 1998 used $1,979.8 of cash, $1,218.0 more than the 1999 requirement of $761.8. Capital expenditures were the majority of the 1999 spending, totaling $608.9, up 2.4% from 1998 levels.

Acquisitions represented the bulk of investing activities in the 1998 period. These include Alcoa's purchases of Alumax and Inespal. During the 1999 period, Alcoa acquired the bright products business of Pechiney's Rhenalu rolling plant located near Toulouse, France and Reynolds' aluminum extrusion plant in Irurzun, Spain. Alcoa also acquired the remaining 50% interest in its A-CMI partnership from Hayes Lemmerz. A-CMI was a joint venture between Alcoa and CMI International formed to produce cast aluminum products for the automotive industry. A-CMI has operating locations in Kentucky, Michigan and Lista, Norway. In addition, Alcoa also added $89.8 and $110.0 to its investments in 1999 and 1998, respectively, primarily to acquire an interest in the Norweigan metals producer, Elkem.

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

Internally, computer and microprocessor based systems such as mainframe, mini-computer and personal computer systems and the software they utilize have been assessed. Operational support, process control, facilities, infrastructure and mechanical systems are being addressed as well. These systems assist in the control of Alcoa's operations by performing such functions as maintaining manufacturing parameters, monitoring environmental conditions and assisting with facilities management and security. Many of these systems rely on software or contain embedded electronic components that could be affected by Year 2000 compliance issues. Since many of these systems are common across operating locations, information sharing and efficiencies have been realized in the Year 2000 efforts. Priority for any required remediation efforts has been assigned based on the criticality of the system or business process affected. As of September 30, 1999, the remediation phase had been completed for 99% of Alcoa's critical components with 99% of all critical components having completed compliance testing. The majority of remaining critical systems are planned for remediation as part of scheduled maintenance and system upgrades.

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

In order to minimize operational effects, Alcoa is utilizing a structured contingency planning process throughout the company to identify and analyze Year 2000 operational risks. This is in addition to disaster recovery plans that already exist for critical systems within the company. Each business unit is required to identify planning units based on key departments or business processes. Risk assessment workshops are conducted for each planning unit with cross-departmental participation. The resulting risk scenarios identified in the workshops are documented and reviewed by operational management, and detailed contingency plans are developed for scenarios of greatest risk. As of the end of the third quarter, 80% of Alcoa's contingency plans are complete. In addition to contingency plans, Alcoa businesses are refining plans for the Year 2000 transition. These include site specific preparations to ensure a safe Year 2000 transition and communication activities to permit global sharing of transition information within Alcoa.

Alcoa's Year 2000 program utilizes on-site verification of Year 2000 efforts at its various operating locations. Using audit-like techniques, the Year 2000 Global Program Office and the company's internal auditors verify that business and resource units have followed the prescribed processes and methodologies and also sample local Year 2000 readiness. During 1998 and through the third quarter of 1999, Alcoa has conducted over 170 reviews of US and non US locations and has found consistent adherence to the Alcoa Year 2000 methodology globally.

Based on internal efforts and formal communications with third parties, Alcoa does not believe that Year 2000 issues are likely to result in significant operational problems or will have a material adverse impact on its consolidated financial position, operations or cash flow. Based on current information, Alcoa believes that the most likely worst case scenario to result from a Year 2000 failure by Alcoa, its suppliers, or customers would be a short-term reduction in manufacturing capability at one or more of Alcoa's operations and a temporary limitation on Alcoa's ability to deliver products to customers. Nonetheless, failures of suppliers, third-party vendors or customers resulting from Year 2000 issues could result in a short-term material adverse effect.

For the 1999 nine-month period, Alcoa incurred approximately $27.4 million of direct costs in connection with its Year 2000 program. These costs include external consulting costs and the cost of hardware and software replaced as a result of Year 2000 issues. Total direct costs for 1999 are estimated to be between $35 and $50.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.


     As previously reported, in October 1998, Region V of the U.S. Environmental Protection Agency (EPA) referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been unable to reach settlement on this matter. On June 11, 1999, the DOJ and EPA filed a complaint against Alcoa in the United States District Court for the Northern District of Indiana. Alcoa filed a motion to dismiss and a motion to strike certain parts of the government's complaint requesting sediment remediation on August 20, 1999.

     In March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen Works of Discovery Aluminas, Inc., a subsidiary, in Port Allen, Louisiana. Also in March, Discovery Aluminas, Inc. was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant.
In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. In October 1999, a second grand jury subpoena for documents was issued to Alcoa requesting information regarding wastewater discharges from a Port Allen plant. Alcoa intends to provide a complete and timely response to the subpoena. Alcoa also is engaged in discussions seeking to resolve the situation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
       10(n). Amended and Restated Revolving Credit Agreement
              (364-Day), dated as of August 13, 1999.
       12.    Computation of Ratio of Earnings to Fixed Charges
       15. Independent Accountants' letter regarding unaudited financial information
       27.    Financial Data Schedule

(b) Reports on Form 8-K. Alcoa filed a Form 8-K, dated August 18, 1999, with the Securities and Exchange Commission that announced Alcoa Inc., RLM Acquisition Corp., a wholly owned subsidiary of Alcoa, and Reynolds Metal Company had entered into an agreement and plan of merger, dated as of August 18, 1999, pursuant to which each outstanding share of common stock, no par value, of Reynolds will be converted into
1.06 shares of common stock, par value $1.00 per share, of Alcoa.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Alcoa Inc.




October 19, 1999                     By /s/ RICHARD B. KELSON
----------------                     ------------------------
Date                                 Richard B. Kelson
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



October 19, 1999                     By /s/ TIMOTHY S. MOCK
----------------                     ------------------------
Date                                 Timothy S. Mock
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                               EXHIBITS

                                                           Page

10(n).   Amended and Restated Revolving Credit Agreement
         (364-Day), dated as of August 13, 1999.
12.      Computation of Ratio of Earnings to Fixed Charges   25
15.      Independent Accountants' letter regarding           26
         unaudited financial information
27.      Financial Data Schedule