Form 10-K405
period 1999-12-31
ALCOA INC
filed 2000-02-28
CIK 4281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Investor Relations------------553-3042
                      Office of the Secretary------553-4707

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

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
                                      ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of February 17, 2000 there were 371,872,159 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $28,450 million.

Documents incorporated by reference.

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1999 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated February 25, 2000, except for the performance graph and Compensation Committee Report.

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


                                     PART I

Item 1.  Business.

Overview
--------

Alcoa is the world's leading producer of primary aluminum, fabricated aluminum and alumina and a major participant in all segments of the industry: mining, refining, smelting, fabricating and recycling. Alcoa serves customers worldwide primarily in the transportation (including aerospace, automotive, rail and shipping), packaging, building and industrial markets with a great variety of fabricated and finished products.

Alcoa is organized into 25 independently managed business units and has over 228 operating locations in 32 countries. Alcoa gives business unit leaders clear responsibilities that concentrate authority closer to customers.

The U.S. remains the largest market for aluminum. Europe, Asia and Latin America, however, present opportunities for substantial growth in aluminum use. To take advantage of these growth opportunities, Alcoa has made acquisitions or formed joint ventures and strategic alliances in key regional markets.

Recent Developments
-------------------

In August 1999, Alcoa and Reynolds Metals Company (Reynolds) announced that they had reached a definitive merger agreement under which Alcoa will acquire all outstanding shares of Reynolds in a tax-free stock-for-stock transaction. Reynolds shareholders will receive 1.06 shares of Alcoa common stock for each share of Reynolds common stock.

The combined company will have about 127,000 employees and will operate in over 300 locations in 37 countries. Based on annualized 1999 results, the combined company should have annual revenues that exceed $21 billion.

Alcoa and Reynolds have made all of the requisite competition notification filings with the appropriate U.S. and international governmental authorities. On February 11, 2000, the Reynolds stockholders voted to approve and adopt the merger agreement. Completion of the merger is subject to satisfaction of applicable regulatory requirements.

Market and Geographic Information
---------------------------------

Alcoa serves a variety of customers in a number of markets. Consolidated sales from these markets during the past three years were:


                                                                     (dollars in millions)
                                                                1999           1998          1997
                                                                ----           ----          ----
         Transportation                                       $ 3,976        $ 3,738       $ 3,119
         Packaging                                              3,169          3,304         3,201
         Distributor and Other                                  2,896          2,764         2,151
         Aluminum Ingot                                         2,241          2,012         1,521
         Alumina and Chemicals                                  1,842          1,781         1,961
         Building and Construction                              2,199          1,741         1,366
                                                                -----          -----         -----
                                                 Total        $16,323        $15,340       $13,319
                                                              =======        =======       =======


                                                                    (dollars in millions)
                                                               1999           1998          1997
         U.S.                                                 $10,392        $ 9,212       $ 7,593
         Australia                                              1,398          1,470         1,875
         Spain                                                  1,059            965            44
         Brazil                                                   730            934         1,161
         Germany                                                  521            554           580
         Other                                                  2,223          2,205         2,066
                                                                -----          -----         -----
                                                  Total       $16,323        $15,340       $13,319
                                                              =======        =======       =======


Alcoa's Financial Reporting Segments
------------------------------------

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Alcoa reports four worldwide segments: Alumina and Chemicals, Primary Metals, Engineered Products and Flat-Rolled Products. All of the Company's products that do not fall into one of those four segments are reported in the category entitled Other. See Note O to the Financial Statements for information on segment and related geographic financial information.

I.  Alumina and Chemicals

The Alumina and Chemicals segment includes the production and sale of:
     o    bauxite
     o    alumina
     o alumina-based chemicals used principally in industrial applications and
     o    transportation services for bauxite and alumina.

The segment consists of a group of companies and assets referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and WMC Limited (WMC) owns 40% of the AWAC group of companies. AWAC has two businesses with distinct product lines: Alcoa World Alumina (AWA) produces smelter grade alumina and Alcoa Industrial Chemicals (AIC) makes alumina-based chemicals. AWA also has two geographic regions: Alcoa World Alumina - Australia (AWA - Australia) and Alcoa World Alumina - Atlantic (AWA - Atlantic). Alcoa World Alumina Australia is the trading name for Alcoa of Australia Limited (AofA); all references throughout this report will be to AWA - Australia instead of AofA.

Bauxite and Alumina
-------------------

Bauxite is aluminum's principal raw material. Alcoa refines bauxite into alumina using a chemical process. Alcoa processes into alumina most of the bauxite that it mines. All of the Company's active bauxite interests are part of AWAC, except in Brazil.

Alcoa is the world's leading producer of alumina. The Company sells alumina principally from operations in Australia, Jamaica and Suriname. Alcoa sold approximately 53% of its alumina production in 1999 under supply contracts to third parties worldwide. The Company consumed the remainder of its alumina production in its smelting and industrial chemical operations. Alcoa negotiates most of its alumina supply contracts on the basis of agreed volumes over multi-year periods to assure a continuous supply to the smelters. The parties negotiate the prices periodically. Prices may be based on formulas related to aluminum ingot market prices or to alumina production costs.

AWA entities and Sino Mining Alumina Limited (SMAL) have a long-term agreement for the purchase of alumina for the Chinese aluminum industry. SMAL is ultimately owned by the China State Nonferrous Metals Industry Administration (SNMIA), a Chinese state-owned enterprise that has succeeded the China National Nonferrous Metals Industry Corporation as the entity responsible for the Chinese aluminum industry as part of the ongoing governmental restructuring in China. The agreement entitles a subsidiary of SMAL to purchase a minimum of 400,000 metric tons (mt) of alumina per year for 30 years. The ongoing restructuring of SNMIA and the Chinese aluminum industry has not impacted this agreement. The SMAL subsidiary also has the option to increase its alumina purchases as the needs of the Chinese aluminum industry grow.

In November 1999, Alcoa and China Aluminum Corp. (Chalco) signed a memorandum of understanding to form a strategic partnership. SNMIA witnessed the memorandum of understanding. The parties are negotiating a master strategic partnership agreement that is expected to involve an association of several Chalco and Alcoa aluminum production facilities.

Alcoa World Alumina - Australia
-------------------------------

AWA - Australia's bauxite mineral lease is due for renewal in 2002, but renewal options allow AWA - Australia to extend the lease until 2044.

AWA - Australia's three alumina refineries, located in Kwinana, Pinjarra and Wagerup, in Western Australia, have an aggregate annual capacity of 7.3 million mt at the end of 1999. In October 1999, AWA - Australia announced that it had completed its 440,000 mt per year expansion of the Wagerup refinery. This expansion increased Wagerup's production capacity from approximately 1.7 million mt per year to approximately 2.2 million mt per year. This is the first stage of a planned expansion to 3.3 million mt per year at Wagerup, for which AWA - Australia has obtained environmental approval.

AWA - Australia meets most of the energy requirements of its Australian refineries through a contract with the North West Shelf Gas Joint Venture. The contract extends through 2020.

In  May  1999,   AWA  announced   that  it  had  applied  for  a  patent  for  a
high-efficiency causticization invention for use in the alumina refining process. A research team at the Kwinana refinery developed the new process, which improves productivity at a refinery by reducing the amount of sodium carbonate in the chemical solution for processing the bauxite ore.

AWA - Australia is exploring the possibility of selling three power stations in Western Australia and has requested bids from interested parties. The three natural gas-fired cogeneration power stations are located within each of AWA - Australia's three alumina refineries in Western Australia.

Alcoa World Alumina - Atlantic
------------------------------

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

        Jamaica

Bauxite mining rights in Jamaica expire after the year 2020. The bauxite mining rights are held in a joint venture (Jamalco) with the Government of Jamaica. In January 2000, Jamalco entered into a cost-sharing and production-sharing joint venture with Aluminum Partners of Jamaica to mine the bauxite.

An Alcoa subsidiary and a corporation owned by the Government of Jamaica are equal participants in an alumina refinery in Clarendon Parish, Jamaica. The Alcoa subsidiary manages the joint venture. At the end of 1999, the refinery's annual capacity was approximately one million mt.

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

In 1999, the Alumar refinery completed an expansion of 260,000 mt, bringing the total annual capacity to approximately 1.25 million mt. The smelter consumes most of this alumina production.

Aluminio holds an 8.6% interest and Abalco S.A. holds a 4.6% interest in Mineracao Rio do Norte S.A. (MRN), a mining company jointly owned by affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, Billiton, Norsk Hydro and Reynolds. Aluminio and Abalco S.A. purchase bauxite from MRN under long-term supply contracts.

At Pocos de Caldas, Aluminio mines bauxite and operates a refinery. The refinery has an annual capacity of 275,000 mt and primarily supplies Aluminio's nearby smelter.

        Spain

Alcoa and a WMC affiliate hold 60% and 40% interests, respectively, in the refinery at San Ciprian. The refinery's current annual capacity is 1.1 million mt. A modernization plan for the San Ciprian plant will increase alumina production capacity by 220,000 mt per year. Basic engineering of the project has been completed and the work is expected to finish by March 2001.

        Africa

Alcoa has long-term contracts to purchase bauxite mined by a partially-owned entity in the Republic of Guinea in Western Africa. This bauxite services most of the requirements of the Pt. Comfort, Texas and San Ciprian, Spain alumina refineries. The contracts expire after 2011.

        United States

AWA, through a majority-owned entity, St. Croix Alumina, L.L.C., owns a 600,000 mt per year alumina refinery located on St. Croix, U.S. Virgin Islands. In February 1998, AWA restarted the refinery due to an increase in worldwide demand for alumina. The refinery had been inactive as a result of world alumina market conditions.

AWA owns an alumina  refinery at Pt.  Comfort,  Texas with an annual capacity to
2.3 million mt.

Alcoa Industrial Chemicals
--------------------------

Alcoa sells industrial chemicals to customers in a broad spectrum of markets. These markets include:
     o    refractories
     o    ceramics
     o    abrasives
     o    chemicals processing and
     o    other specialty applications.

Alcoa produces or processes industrial chemicals, principally alumina-based chemicals, at the following locations. Except for the plants located in Brazil, all of the following facilities are part of AIC:
     o    Bauxite, Arkansas
     o    Dalton, Georgia
     o    Falta, India (joint venture)
     o    Ft. Meade, Florida
     o    Iwakuni and Naoetsu, Japan
     o    Kwinana and Rockingham, Australia
     o    Leetsdale, Pennsylvania
     o    Ludwigshafen, Germany
     o    Moerdijk and Rotterdam, the Netherlands
     o    Pocos de Caldas and Salto, Brazil
     o    Port Allen and Vidalia, Louisiana
     o    Pt. Comfort, Texas and
     o    Singapore.

In late 1998, AIC began construction of a facility in China to process tabular alumina and other alumina-based materials for sale to the Chinese refractory market. This facility is scheduled for completion in the first half of 2000.

Alcoa produces aluminum fluoride at two locations, Pt. Comfort and Ft. Meade, both in the U.S. At Pt. Comfort, the aluminum fluoride is produced from fluorspar and at Ft. Meade it is produced from hydrofluosilicic acid. Aluminum fluoride is used in the aluminum smelting process.

AIC and PR Minerals, LLC formed a joint venture company named Great Lakes Minerals, L.L.C. The new company processes industrial mineral products, primarily refractory aggregates such as calcined bauxite and brown fused alumina. A newly constructed processing facility in Wurtland, Kentucky began operating in January 2000.

II.  Primary Metals

The Company smelts primary aluminum from alumina obtained principally from its alumina refineries. Alcoa's consolidated primary aluminum capacity is approximately 3.2 million mt per year. When operating at capacity, Alcoa's smelters satisfy most of the primary aluminum requirements of its fabricating operations. Alcoa operations used most of the Company's primary aluminum production in 1999 for alloying and/or further fabricating. Purchases of aluminum scrap, principally used beverage cans, supplemented by purchases of ingot when necessary, satisfy additional aluminum requirements.

Since 1994, Alcoa has had 450,000 mt of its worldwide smelting capacity idle because of an oversupply of ingot on world markets. In January 2000, Alcoa announced that it will restart approximately 200,000 mt of its currently idled aluminum smelting capacity. The Company plans to bring this capacity into production over the course of the year. Alcoa will have approximately 250,000 mt of aluminum smelting capacity that remains idle following this restart.

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the Company's primary aluminum costs. Alcoa generates approximately 25% of the power used at its smelters worldwide. Most purchase contracts for firm power tie prices to aluminum prices or to prices based on various indices.

In February 1999, the Company entered into a 50/50 joint venture with C.C. Pace Resource Management, LLC, an energy management and consulting company, to form Pace Global Energy Services, LLC. The new company will provide a variety of energy-related management and consulting services to Alcoa and to other unaffiliated companies.

        Australia

AWA - Australia is a participant in a joint venture smelter at Portland, in the State of Victoria, with an annual capacity of 345,000 mt. The owners of the smelter are:
     o    AWA - Australia (45% interest)
     o    China International Trust and Investment Corporation (22.5% interest)
     o    Marubeni Aluminium Australia Pty., Ltd. (22.5% interest) and
     o    Eastern Aluminum Ltd. (10% interest).

Each participant in this smelter contributes to the cost of operations and construction in proportion to its interest in the venture. Each participant also then receives a proportionate share of the output. AWA - Australia supplies the alumina through individual commercially negotiated contracts and operates the smelter.

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by AWA - Australia, and that power currently provides approximately 40% of the electricity for the Company's 180,000 mt per annum smelter in Point Henry, Victoria. The State Electricity Commission of Victoria, under contracts with AWA - Australia, provides the remaining power for this smelter and all power for the Portland smelter. Using a formula, the parties determine the power prices based on the price of aluminum. Negotiations have been finalized to permit power interuptibility at both Point Henry and Portland that will contribute to accommodating peak demands in the power grid serving the State of Victoria.

        Brazil

The Alumar smelter at Sao Luis, Brazil has an annual capacity of 365,000 mt. Based on the cost-sharing and production-sharing structure, Aluminio receives about 54% of the production from this smelter. The alumina requirements for its share of the smelter production are supplied from Aluminio's share of the nearby refinery. Aluminio purchases electric power from Central Eletricas de Minas Gerais S.A. (CEMIG), the government-controlled electric utility, at a small discount from the applicable industrial tariff price. There is a protective cap on the price of the electric power based on the London Metal Exchange (LME) aluminum price.

In February 1999, Aluminio and CEMIG entered into a new power purchase agreement. Similar to the previous agreement, Aluminio purchased the plant's anticipated full power requirements for 38 months, beginning April 1999, through a single payment based on the price of energy on the date of the agreement.

Aluminio participates in a consortium that is building the new Machadinho hydroelectric power plant in Southern Brazil. In early 1998, after all of the necessary environmental and other approvals had been obtained, the consortium began construction of the dam and related facilities. At the end of 1999, over 40% of the project was completed. Aluminio will share in the output of the plant beginning in 2002. Aluminio expects its share to be sufficient to supply approximately one-half of the power requirements for the Pocos de Caldas smelter.

        Europe

The Company's aluminum smelters at Portovesme and Fusina, Italy have a combined annual capacity of 187,000 mt. The owners of the Eurallumina refinery, located on the island of Sardinia adjacent to the Portovesme smelter, supply approximately 40% of the alumina for the smelters under an evergreen agreement. The balance of the alumina requirements for the smelters is supplied by AWA. ENEL, Italy's state-owned utility, supplies power for these smelters.

The Company also operates smelters at San Ciprian, La Coruna and Aviles, Spain, with a combined annual capacity of 360,000 mt. The San Ciprian refinery supplies alumina, and the government-controlled power grid currently supplies electric power at the lowest applicable industrial tariff rate.

The Company reports equity earnings from its interest in two smelters in Norway. Elkem Aluminium ANS, 50%-owned by an Alcoa subsidiary, is a partnership that owns and operates the smelters.

        North America

In May 1999, the Company filed with the Federal Energy Regulatory Commission, and the states of New York and North Carolina, indicating its intent to combine five of its wholly-owned utility subsidiaries, Yadin, Inc., Tapoco, Inc., Alcoa Generating Corporation, Long Sault, Inc. and Colockum Transmission Company into a single entity, to be called Alcoa Power Generating Inc. (APGI). The mergers into APGI were effective January 1, 2000.

The Company generates approximately 35% of the power requirements for its 11 North American smelters and generally purchases the remainder under long-term contracts. Alcoa obtains approximately 12% of the self-generated power from its entitlement to a fixed percentage of the output from Chelan County Public Utility District's Rocky Reach hydroelectric power facility located in the State of Washington.

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

The Company has generated substantially all of the power used at its Warrick, Indiana smelter using nearby coal reserves. A 1996 coal supply contract satisfies 40% of the smelter's fuel requirements through 2006. Low-sulfur coal contracts satisfied an additional 35% of the requirement through 1999. Short-term contracts of less than two years satisfy the remainder of the fuel requirements.

The Rockdale, Texas smelter uses lignite to generate power. Company-owned generating units supply about one-half of the total requirements. Texas Utilities Company supplies the balance through a long-term power contract expiring in 2013.

APGI owns and operates hydroelectric facilities under Federal Energy Regulatory Commission licenses. These facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter also purchases firm and interruptible power from the Tennessee Valley Authority under a contract recently extended to 2010. In mid-1999, APGI entered into a power sales contract with Carolina Power & Light Company (CP&L), under which APGI sells the capacity and energy produced at its hydroelectric units to CP&L and, in return, CP&L supplies the power requirements of the Badin plant. This arrangement continues through the end of August 2000.

The purchased power (primarily hydroelectric) contract for the Massena, New York smelter expires not earlier than 2003. Alcoa, however, may terminate this contract with one year's notice.

The Lauralco smelter located in Deschambault, Quebec purchases electricity under a long-term contract that expires in 2014, subject to certain extension provisions. The power rates are linked to the prevailing price of aluminum.

Alcoa also has ownership interests in the following smelters: Intalco, located in Ferndale, Washington (61.00%); Eastalco, located in Frederick, Maryland (61.00%); Mt. Holly, located in Goose Creek, South Carolina (50.33%); and Becancour, located in Becancour, Quebec (24.95%). A Japanese consortium, led by a subsidiary of Mitsui & Co. Ltd., owns an aggregate 39% interest in each of the Intalco and Eastalco facilities. Subsidiaries of Century Aluminum Company, a publicly traded domestic corporation, and Sudelektra Holding, AG, a Swiss corporation, together own 49.67% of Mt. Holly. On February 7, 2000, Century Aluminum Company announced that it had reached agreement in principle to acquire Sudelektra Holding's 23% interest in Mt. Holly. The transaction is expected to be completed by the end of the first quarter of 2000. Subsidiaries of Reynolds own an aggregate 50% interest, and a subsidiary of Pechiney owns a 25.05% interest in Becancour and operates the smelter. Intalco, Eastalco, Mt. Holly, and Becancour are all cost-sharing and production-sharing joint ventures.

Intalco, Eastalco, Mt. Holly, and Becancour purchase electricity under long-term contracts that expire in the years 2001, 2003, 2005 and 2014, respectively, subject to certain extension provisions. Except for Intalco, each facility's contract is with a single supplier. The power rate for all of the electricity supplied to the Becancour facility is linked to the prevailing price of aluminum. In late 1995, Intalco entered into a series of new long-term power contracts with the BPA and British Columbia Power Exchange Corporation to provide all of its electricity needs from September 1996 through 2001. Under these contracts, Intalco's power costs are no longer linked to the price of aluminum but are set at a fixed rate. Mt. Holly entered into a new electric power supply agreement in 1997, while Eastalco amended its existing power supply agreement during the same year. For the foreseeable future, these contracts are expected to meet the power requirements of these facilities.

In addition, Alcoa produces and markets aluminum paste, particles, flakes and atomized powder. The Company also produces high-purity aluminum.

        Suriname

In March 1999, Alcoa shut down its 30,000 mt per year smelter in Paranam, Suriname.

III.  Flat-Rolled Products

Alcoa's flat-rolled products serve three principal markets: packaging, transportation and building and construction. Light gauge sheet products, mainly rigid container sheet and foil, serve the packaging market, and mill products (sheet and plate) serve the other markets. Alcoa employs its own sales force for most flat-rolled products.

Rigid Container Sheet (RCS)
---------------------------

RCS accounted for most of the 1999 revenues in the packaging market. Can companies purchase RCS for production of beverage and food cans and can ends.

The number of RCS customers in the U.S. is relatively small. Use of aluminum beverage cans continues to increase by approximately 3% annually worldwide.

Aluminum's diverse characteristics, particularly its light weight, recyclability and flexibility for package designs, are significant factors in packaging markets. Aluminum competes with materials such as steel, plastic and glass in these markets. Alcoa maintains leadership in the packaging markets by improving processes and facilities. Alcoa also provides marketing, research and technical support to its customers. Alcoa produces RCS at the following locations:
     o    Warrick, Indiana
     o    Alcoa, Tennessee
     o    Point Henry and Yennora, Australia (joint venture facilities)
     o    Moka, Japan (joint venture facility) and
     o    Swansea, U.K.

Kaal Australia Pty., Ltd.,  50%-owned by Alcoa, owns and operates the former AWA
- Australia rolling mill at Point Henry and the former Comalco Limited rolling mill at Yennora. These mills produce RCS for the Australian and Asian markets. AWA - Australia supplies Kaal Australia with aluminum ingot.

A subsidiary of Alcoa participates in a 50/50 joint venture with Kobe Steel, Ltd. that produces RCS for markets in Japan and other Asian countries. In connection with this venture, Alcoa has a long-term contract to supply metal to Kobe Steel.

Used aluminum beverage cans are an important source of metal for RCS. Recycling aluminum conserves raw materials, reduces litter and saves energy -- about 95% of the energy needed to produce aluminum from bauxite. In addition, recycling capacity costs much less than new primary aluminum capacity. The Company has can recycling or remelt facilities at or near its plants in:
     o    Warrick, Indiana
     o    Alcoa, Tennessee and
     o    Yennora, Australia.

Foil
----

Alcoa's Lebanon, Pennsylvania facility produces industrial foil, laminated foil and brazing sheet. The building and construction, packaging and automotive markets use these products. Continuous casting facilities in Hawesville, Kentucky and Badin, North Carolina produce reroll stock in support of the Lebanon facility. The Company also owns and operates an additional casting facility in St. Louis, Missouri. Foil products from this facility are sold primarily to commercial users in the flexible packaging, converter, food service and pharmaceutical industries. Alcoa also owns and operates a facility in Russellville, Arkansas. The Russellville plant, which is supported by the casting facility in St. Louis, produces foodservice and converter foil products.

Aluminio, near Recife, Brazil, manufactures light gauge sheet, foil products and laminated evaporator panels. The Yennora, Australia plant also produces light gauge sheet. In addition, the facilities at Alicante and Sabinanigo, Spain produce foil products.

Alcoa and Shanghai Aluminum Fabrication Plant (SAFP) have a joint venture, owned 60% by Alcoa and 40% by SAFP, that operates the former SAFP aluminum foil production facility in Shanghai, China. With the addition of a second caster in April 1998, the annual output of the joint venture facility is now over 15,000 mt.

The Company owns a 56% interest in a foil mill in Kunming, Yunnan, China.

In August 1999, Alcoa and Kibar Holding Co. of Turkey signed a letter of intent to form a strategic alliance with Kibar's Turkish aluminum business. Kibar's aluminum business, known as Assan Aluminyum, is the leading rolled products business in Turkey.

In November 1999, Alcoa purchased substantially all the assets of Golden Aluminum Company, a subsidiary of ACX Technologies, Inc. Golden Aluminum's operations include a shuttered rolling facility in San Antonio, Texas and a rolling facility in Ft. Lupton, Colorado. Alcoa will retain the San Antonio plant for development work and non-can sheet production. In January 2000, Alcoa sold the Ft. Lupton facility to Quanex Corporation.

Mill Products
-------------

Alcoa produces sheet and plate products that are used in the following markets:
     o    aerospace
     o    auto and truck
     o    lithographic
     o    railroad
     o    shipbuilding
     o    building and construction
     o    defense and
     o    other industrial and consumer markets.

The Company maintains its own sales force for most of the sheet and plate products.

Differentiation of material properties, price and service are significant competitive factors in these markets. Aluminum's diverse characteristics are important in markets where competitive materials include steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; and wood and vinyl in building and construction applications. Alcoa continues to develop alloys and products for aerospace and defense applications, such as those developed for the Boeing 777 aircraft, the Lockheed F-16 aircraft, the Canadair aircraft, the Advanced Amphibious Assault Vehicle and the Airbus A340-600 aircraft.

Davenport, Iowa is home to Alcoa's largest sheet and plate plant. The plant produces products requiring special alloying, heat-treating and other processing. Some of these products are unique and proprietary. Over the past two years, the Davenport plant's heat-treating capacity for sheet and plate was increased to meet aerospace and automotive demand. Alcoa also commissioned the largest vertical heat-treat furnace in North America, thus tripling the plant's capacity for wide-width fuselage sheet. A horizontal plate heat-treating furnace, which was installed in 1997, has increased the plant's capacity by 30%.

Alcoa has a plant in Hutchinson, Kansas for further processing and just-in-time stocking of aluminum sheet products for the U.S. aerospace market. Alcoa serves European sheet and plate markets through a distribution center in Paal, Belgium.

Alcoa has a plant in Danville, Illinois for further processing and just-in-time stocking of aluminum sheet products for the North American automotive market. This facility began to operate in 1998 and became fully operational during the second half of 1999.

The Company also has plants in Lancaster, Pennsylvania and Texarkana, Texas that produce sheet and plate, and semi-fabricated products, circles and blanks. The Lancaster facility also produces semi-fabricated cast aluminum plate, engineered to meet highly specialized industrial applications. The Texarkana mill is a leased facility. The five-year operating lease for the facility expires in November 2002, but is renewable for up to two additional years.

Alcoa's Memory Products business in Sidney, Ohio was closed in 1999 as the memory disk market and customer base declined.

Alcoa's Brite Products business in Norcross, Georgia was closed in 1999.

Alcoa and Kobe Steel have a joint venture consisting of one company in the U.S. and one in Japan. The focus of these ventures is to expand the use of aluminum sheet products in passenger cars and light trucks. As a result of a restructuring of the venture in January 2000, the U.S. company will focus on research and development efforts, while the Japanese company will continue to engage in commercial (manufacturing, marketing and sales) as well as research and development efforts, to serve the transportation industry.

The Company's Hungarian subsidiary, Alcoa-Kofem Kft (Kofem), produces common alloy flat and coiled sheet as well as soft alloy extrusions for the building, construction, food, transportation and agricultural markets in central and western Europe. Kofem delivers aluminum truck bodies to major beverage companies in Europe and the Middle East.

The Company's Alcoa Italia S.p.A. subsidiary produces industrial plate and common alloy flat and coiled sheet for the building and construction, transportation and other industrial markets in Europe at its Fusina, Italy rolling mill.

Alcoa has rolling mills at Amorebieta, Alicante and Sabinanigo, Spain. These mills produce common alloy flat and coiled sheet for the building and construction, and transportation markets, lithographic sheet and coil, bright products for lighting, cosmetic and industrial uses and foil products for food, pharmaceutical and industrial applications in Europe.

In April 1999, Alcoa completed the acquisition of the bright products business of Pechiney's Rhenalu rolling plant located at Castelsarrasin near Toulouse, France.

In August 1999, Alcoa, the Holding Company for Metallurgical Industries and the Egypt Aluminum Company (Egyptalum) signed a memorandum of understanding relating to the formation of a strategic alliance between Alcoa and Egyptalum. Egyptalum is the largest aluminum company in Egypt, with substantial assets in smelting and rolled products.

IV.  Engineered Products

Engineered products include aluminum extrusions, forgings, castings and wire, rod and bar.

Extrusions
----------

The North American extrusion business is comprised of Alcoa Engineered Products and Alcoa Extruded Construction Products.

Alcoa Engineered Products has nine operating locations:
     o    Baltimore, Maryland - hard alloy extrusions
     o    Catawba, North Carolina - specialized extrusions
     o    Chandler, Arizona - hard alloy extrusions, tube and forge stock
     o Cressona, Pennsylvania - industrial and distribution common alloy extrusions
     o Elizabethton, Tennessee - industrial and distribution common alloy extrusions
     o    Lafayette, Indiana - hard alloy extrusions and tube
     o Massena, New York - cast rod, mechanical-grade redraw rod, wire and cold-finished rod and bar extrusions
     o    Morris, Illinois - industrial and distribution common alloy extrusions
     o    Spanish  Fork,  Utah  -  industrial  and  distribution   common  alloy
          extrusions

These facilities are supported by sales and administration centers in Illinois, Indiana and Pennsylvania. Extruded aluminum products from these operations are sold to original equipment manufacturers in aerospace/defense, automotive, commercial transportation, machinery, electrical, recreation, consumer durables and other industrial markets and to distributors who service these markets.

Alcoa Extruded Construction Products has nine operating locations: Arkansas, Florida, Georgia (2), Ohio, Louisiana, Mississippi, South Dakota and an international operation in Monterrey, Mexico. These facilities manufacture and sell soft-alloy extruded products. Representative products include window and door frames, bath and shower enclosures, patio and pool enclosures, stadium seating, light poles and flag poles, and colored architectural shapes.

Alcoa Extruded Construction Products' shower and bath enclosures are distributed through service centers in California, Florida, Georgia, Iowa, North Carolina, Pennsylvania, Texas and Washington, as well as through independent distributors. The Mexican operation consists of a two-press extrusion plant in Monterrey. All plants and facilities are owned by the Company, except for the plant located in Monterrey and the service centers, which are leased. The Company closed its extrusion facility in West Chicago, Illinois in April 1999.

In January 2000, Alcoa purchased Excel Extrusions, Inc., a subsidiary of Noranda Aluminum, Inc., located in Warren, Ohio. The facility produces soft-alloy aluminum extrusions that are used primarily in the building and construction markets.

A subsidiary in Argentina and Aluminio manufacture aluminum extruded products. Aluminio operates five plants in Brazil, with a total of fifteen extrusion presses.

Alcoa Extrusions Hannover GmbH & Co. KG produces and markets high-strength aluminum extrusions and rod and bar to serve European transportation and defense markets.

The subsidiaries of Alcoa Europe Holding B.V., formerly Alcoa Nederland Holding B.V., produce extrusions, common alloy sheet products and a variety of finished products for the building industry, such as aluminum windows, doors and aluminum ceiling systems. These companies also manufacture products for agricultural applications, such as automated greenhouse systems.

Alcoa Italia S.p.A. produces and markets industrial extrusions through plants in Bolzano, Fossanova, Feltre and Iglesias, Italy. Also part of Alcoa Italia S.p.A. is an extrusion die shop located in Mori, Italy.

The Company owns and operates extrusion plants in Valls, Noblejas and La Coruna, Spain.

Alcoa also has extrusion plants in Hungary and the United Kingdom. In March 1999, Alcoa completed its acquisition of Reynolds' aluminum extrusion plant in Irurzun, Spain as well as its distribution operation for architectural systems, which has warehouses in several cities in Spain.

Kawneer Company, Inc. (Kawneer) designs, manufactures and markets architectural aluminum products and is a leading producer of these products in the U.S. and Canada. These products include entrances, windows, framing and curtain wall systems for the commercial building markets. Kawneer products also are engineered for use on construction projects throughout the world.

Kawneer operates five integrated architectural plants, 17 service centers and one additional manufacturing location in the U.S. Distribution is principally through dealers, most of whom are glazing contractors.

Kawneer also operates two integrated architectural plants in Canada that provide most of the product that is sold for large overseas projects, as well as two service centers.

Alumax Europe N.V. manages Kawneer Europe's operations in the United Kingdom, France, Germany and Poland. It also participates in a joint venture in Morocco. Three manufacturing plants located in France, England and Germany, two of which are owned and one of which is leased, provide architectural aluminum products similar to those produced by Kawneer operations in the U.S. These products are marketed under the Kawneer Europe name throughout Europe. Kawneer Europe's subsidiaries also operate service centers in France, Poland and Morocco. Other former operations of Alumax Europe, which included custom extrusion plants in the United Kingdom and the Netherlands, and an aluminum recycling facility in the Netherlands that produces soft-alloy extrusion billet, have been integrated operationally into Alcoa Europe Extrusion and End Products Business Unit.

Forgings and Castings
---------------------

The Company's plant in Cleveland, Ohio produces aluminum forgings, sold principally in the aerospace, automotive, commercial transportation and defense markets. The Cleveland plant, along with the Company's facility in Barberton, Ohio, also produces aluminum forged wheels for passenger automobiles, sport utility vehicles and light trucks and wheels for the bus and Class 8 heavy-duty truck industry.

Alcoa's plant in Szekesfehervar, Hungary manufactures forged aluminum truck wheels for the European market. The plant also manufactures wheels for export to Asian, South American and other geographic markets that use European-style wheels.

Aluminio plans to build a 72,000-unit-per-year aluminum wheel plant in the state of Pernambuco, Brazil. The new plant initially will operate by finishing Alcoa wheels imported in unfinished form.

V.  Other

This category includes the production and sale of high performance body structures for cars, electrical, plastic and composite materials products, manufacturing and packaging equipment, magnesium products and steel and titanium forgings.

Alcoa Automotive
----------------

In 1999, Alcoa refocused its Automotive Structures business unit. The Company formed two new businesses, Alcoa Automotive Castings (which includes a Finished Extruded Components unit) and Alcoa Automotive Engineering. Alcoa Automotive Castings offers high-quality, structural castings and formed and machined extrusions, while Alcoa Automotive Engineering provides design, engineering, prototyping and cost analysis for aluminum structures, assemblies and components.

The manufacturing plant in Soest, Germany became part of the Alcoa Automotive Castings business. Alcoa produces the components and selected sub-assemblies for the Audi A8 spaceframe, the result of a cooperative effort between the two companies that began in 1981. The Soest plant also produces the front end module for the new Mercedes-Benz A Class car.

Alcoa Automotive Castings's Modena, Italy facility assembles spaceframes for the Ferrari 360 Modena, which was introduced in 1999 to favorable automotive industry reviews.

In August 1999, Alcoa acquired almost all of the remaining 50% interest in the A-CMI partnership from Hayes Lemmerz International, Inc. A-CMI was a joint venture formed in 1995 between Alcoa and CMI International, Inc. to produce cast aluminum products for the automotive industry. Hayes Lemmerz purchased CMI International, Inc. in February 1999. A-CMI, now part of Alcoa Automotive Castings, has plants located in Fruitport, Michigan, Hawesville, Kentucky and Lista, Norway. The Lista plant is located near the 50%-owned Elkem Aluminium ANS smelter, which delivers molten aluminum to the plant. Current Automotive Castings customers include DaimlerChrysler, Ford, Volvo, BMW and General Motors.

Alcoa also designs and builds specialized die-casting machines through a subsidiary in Montreal, Canada.

Alcoa's plant in Northwood, Ohio manufactures DaimlerChrysler's Plymouth Prowler frame and a variety of aluminum structural assemblies for the U.S. automotive industry, including the Corvette windshield surround.

Alcoa is working with several other automobile manufacturers in North America and Japan to develop new automotive applications for aluminum products.

Alcoa Automotive Engineering includes the design and engineering offices in Esslingen (Stuttgart), Germany, Southfield (Detroit), Michigan and Alcoa Technical Center, near Pittsburgh, Pennsylvania. The Company designs aluminum auto body structures for a variety of car manufacturers and for Tier 1 suppliers to the automotive industry at these locations.

Alumax Engineered Metal Processes, Inc. (AEMP) produced automotive components with operations in Jackson, Tennessee and Bentonville, Arkansas using a semi-solid forging process. In May 1999, Alcoa completed the sale of the Jackson, Tennessee facility to the management of AEMP. In addition, Alcoa closed the Bentonville, Arkansas plant.

Alcoa Fujikura Ltd. (AFL)
-------------------------

AFL produces and markets electronic and electrical distribution systems (EDS) for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL supplies EDS to:
     o    Ford
     o    Subaru
     o    PACCAR
     o    Audi and
     o    Volkswagen.

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

Six "R" Communications, L.L.C., part of AFL's telecommunications division, is a Monroe, North Carolina-based provider of EF&I services (engineer, furnish and install) to the telecom, CATV and electric utility industries. EF&I subsidiaries of Six "R" Communications include T.I.C.S. Corporation in Charlotte, North Carolina; MinTel Communications, L.L.C. in Norcross, Georgia; and Quality Control Services, L.L.C. in Richmond, Virginia.

In October 1999, AFL's telecommunications division acquired 55% of the stock of Tele-Tech Company, Inc., in Lexington, Kentucky and 55% of the stock of Digisys Corp. in Alpharetta, Georgia. Both companies are providers of EF&I services nationally to the telecom industry and cabling contracting services for LAN and computer network installations.

In February 2000, AFL's telecommunications division acquired privately held Noyes Fiber Systems, Inc., headquartered in Belmont, New Hampshire. Noyes Fiber Systems is a manufacturer of fiber optic test equipment for measuring, maintaining and documenting the performance of fiber optic networks.

Packaging and Closures
----------------------

Alcoa Closure Systems International, Inc. (ACSI), the world's largest producer of plastic closures, manages all of Alcoa's worldwide closures businesses other than in South America. ACSI coordinates its business from Indianapolis, Indiana. The Company's South American closures business and PET (polyethylene terephthalate) plastic bottles manufacturing facilities are managed separately by Aluminio from Sao Paulo, Brazil.

The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and in many other countries. Alcoa has plastic closure, PET plastic bottle, closure molding equipment and packaging equipment design and assembly facilities at the following locations:

Packaging and Closures Facilities:
     o    Barcelona, Spain
     o    Barueri, Itapissuma, Lages and Queimados, Brazil
     o    Bogota, Colombia
     o    Buenos Aires, Argentina
     o    Crawfordsville, Indiana
     o    Englewood, Colorado
     o    Ensenada and Saltillo, Mexico
     o    Lima, Peru
     o    Lyubuchany, Russia
     o    Manama, Bahrain
     o    Manila, the Philippines
     o    Nogi, Japan
     o    Olive Branch, Mississippi
     o    Randolph, New York
     o    San Jose, Costa Rica
     o    Santiago, Chile
     o    Sidney, Ohio
     o    Szekesfehervar, Hungary

     o    Tianjin, China and
     o    Worms and Viernheim, Germany.

The Alcoa Packaging Equipment business unit designs,  manufactures and services:
     o    can forming equipment
     o    can decoration equipment
     o    registered embossers
     o    end conversion presses
     o    a variety of testing equipment for the can-making industry
     o plastic and aluminum closure handling, orientation, inspection and capping equipment for the food and beverage industry and
     o    specialty   aluminum   components  for  the  semiconductor   equipment
          industry.

Other Aluminum Products
-----------------------

Aluminio and Phelps Dodge Corporation have a joint venture that produces aluminum electric cable and copper wiring and cables in Brazil. The venture, Phelps Dodge & Alcoa Fios e Cabos Eletricos S.A., is owned 60% by Phelps Dodge and 40% by Aluminio. Production takes place at the venture's plant in Pocos de Caldas.

Alcoa Building Products, Inc. (ABP) manufactures and markets residential aluminum siding and other aluminum building products. ABP sells these products principally to specialty distributors.

ASCI produces aluminum closures for bottles at Worms, Germany, Nogi, Japan and Barcelona, Spain. In early 1999, the Company sold the assets subject to certain liabilities of Capsulas Metalicas, S.A., its metal beverage closures business in Barcelona, Spain, to Alucapvit, S.p.A.

Alcoa also owns a 36% interest in American Trim, L.L.C., a joint venture that manufactures primarily auto parts and appliance control panels.

Other Nonaluminum Products
--------------------------

ABP produces vinyl siding and accessories and other nonaluminum building products for the residential building and construction markets.

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

The Alcoa facility at Cleveland, Ohio produces large press steel, titanium and special super-alloy forgings. Aerospace and commercial customers are the principal purchasers of these products.

Competition
-----------

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

The Company continues to examine all aspects of its operations and activities and redesign them where necessary to enhance effectiveness and achieve cost reductions. Alcoa believes that it enhances its competitive position through its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets, and by the capability of its employees. This is being done through aggressive implementation of the Alcoa Business System (ABS) that encompasses the entire value chain, including manufacturing and supporting business processes. Research and development has led to improved product quality and production techniques, new product development and cost control.

ABS is based upon the complete integration of the Company's mission, vision and values with manufacturing and its business processes and measures in order to produce desired outcomes. The basic tenets of ABS are (1) making products for use (not inventory), and working only on the needs of customers (external and internal) (2) doing away with waste everywhere and (3) recognizing that success can only be achieved through people.

Alcoa has realized significant achievements to date through the implementation of ABS in its businesses, including:
     o    reduction of waste
     o    reduction in lead times
     o    improvement in delivery performance
     o    improvement in "throughput" and recovery
     o    increases in productivity
     o    reduction of inventory and backlogged orders
     o    reduction in handling equipment and
     o    emptying of factory floor space.

Alcoa believes that ABS will in time substantially improve its profitability relative to its peers. In July 1998, Alcoa announced a $1.1 billion cost reduction initiative to be achieved by January 1, 2001. The Company intends to realize a significant portion of this reduction through ABS. At the end of 1999, the Company had achieved $728 million in annualized cost savings towards the $1.1 billion goal.

Risk Factors
------------

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

Commodity Price Risks
---------------------

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

In the U.S., Alcoa is net metal short and is subject to the risk of higher aluminum prices for the anticipated metal purchases required to fulfill the long-term customer contracts noted above. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At December 31, 1999 and 1998, these contracts totaled approximately 465,000 mt and 933,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

A hypothetical 10% change from the 1999 year-end, three-month LME aluminum ingot price of $1,650 per mt would result in a pretax gain or loss to future earnings of $77 million related to all of the futures and options contracts noted above. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying metal purchase transactions.

Earnings were selected as the measure of sensitivity due to the historical relationship between aluminum ingot prices and Alcoa's earnings. The hypothetical change of 10% was calculated using a parallel shift in the existing December 31, 1999 forward price curve for aluminum ingot. The price curve takes into account the time value of money, as well as future expectations regarding the price of aluminum ingot.

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

Alcoa also had 21,000 mt and 29,000 mt of futures and options contracts outstanding at year-end 1999 and 1998, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked to market, which resulted in after-tax gains of $12 million in 1999 and charges of $45 million in 1998 and $13 million in 1997. A hypothetical 10% change in aluminum ingot prices from the year-end 1999 level of $1,650 per mt would result in a pretax gain or loss of $3 million related to these positions. The hypothetical gain or loss was calculated using the same model and assumptions noted earlier.

Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the Company may elect to hedge a portion of these exposures to reduce the risk of fluctuating market prices on these sales. Towards this end, Alcoa may enter into short positions using futures and options contracts. At December 31, 1999, these contracts totaled 244,000 mt. These contracts act to fix a portion of the sales price related to these sales contracts. A hypothetical 10% change in aluminum ingot prices from the year-end 1999 level of $1,650 per mt would result in a pretax gain or loss of $29 million related to these positions. The hypothetical gain or loss was calculated using the same model and assumptions noted earlier.

Alcoa also purchases certain other commodities, such as fuel oil, natural gas and copper, for its operations and enters into futures and options contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Notes A and T to the financial statements.

Foreign Exchange Risks
----------------------

Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are sometimes used to limit the risk of fluctuating exchange rates. A hypothetical 10% change in applicable 1999 year-end forward rates would result in a pretax gain or loss of approximately $169 million related to these positions. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item. The model assumes a parallel shift in the forward curve for the applicable currencies and includes the foreign currency impacts of Alcoa's cross-currency interest rate swaps. See Notes A and T for information related to the accounting policies and fair market values of Alcoa's foreign exchange contracts at December 31, 1999 and 1998.

Interest Rate Risks
-------------------

Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to keep financing costs as low as possible. At December 31, 1999 and 1998, Alcoa had $3,067 million and $3,489 million of debt outstanding at effective interest rates of 5.8% and 6.1%, respectively, after the impact of interest rate swaps and caps is taken into account. A hypothetical change of 10% in Alcoa's effective interest rate from year-end 1999 levels would increase or decrease interest expense by $20 million. The interest rate effect of Alcoa's cross-currency interest rate swaps has been included in this analysis. For more information related to Alcoa's use of interest rate instruments, see Notes A and T.

Risk Management
---------------

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

Material Limitations
--------------------

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

Year 2000 Issue
---------------

Alcoa, like other businesses, made substantial preparations for the Year 2000 issue. The Year 2000 issue arose from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could have resulted in computational errors as dates are compared across the century boundary. The vast majority of the products produced and sold by Alcoa are unaffected by Year 2000 issues in use or operation since they contain no microprocessors.

Based on information available to date, Alcoa has not experienced any significant events attributable to Year 2000 issues. The Company will continue to monitor for potential issues at Alcoa, its customers and suppliers, in order to permit a rapid response should any issues arise. Alcoa believes that if any Year 2000 issues were to arise, they would not have a significant impact on its operations and would most likely be isolated, short-term events.

Alcoa's Year 2000 program provided a focused effort across all of the Company's locations that:

     o identified, assessed, remediated and tested 26,232 Alcoa systems and components;
     o    formally assessed 3,399 critical and important suppliers;
     o    conducted 202 formal on-site program verification reviews;
     o provided Year 2000 readiness information to 2,802 separate customers and
     o    updated and completed 1,890 contingency plans.

In 1999 and 1998, Alcoa incurred $38 million each year of direct costs in connection with its Year 2000 program. These costs include external consulting costs and the cost of hardware and software replaced as a result of Year 2000 issues. Alcoa does not expect to incur significant direct costs related to the Year 2000 issue during the current year.

Employees
---------

Alcoa had approximately 107,700 employees worldwide at year-end 1999.

Alcoa and its unions ratified six-year labor agreements covering the majority of Alcoa's U.S. production workers in mid-1996. As part of the agreements, Alcoa and the unions agreed to an unprecedented partnership mandating that they work cooperatively on customer requirements, business objectives and shareholder and union interests. The agreements set broad goals for employee safety, job security, and influence, control and accountability for the work environment. Other major provisions include wage increases over the first five years, enhanced pension benefits, increases in sickness and accident insurance, life insurance and dental benefits and the amount of income a spouse may earn before sharing medical benefit costs.

The agreements have five years of defined provisions. At the end of the fifth year, Alcoa and the unions will reopen the entire contract. If the parties cannot reach agreement, they will submit the economic provisions to arbitration.

Agreements negotiated under guidelines established by a national industrial relations authority cover wages for AWA - Australia employees.

Aluminio negotiates wages for both hourly and salaried employees annually in compliance with government guidelines. Each Aluminio location, however, has a separate compensation package for its employees.

Research and Development
------------------------

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its business units and at Alcoa Technical Center. Expenditures for R&D activities were $128 million in 1999, $128 million in 1998 and $143 million in 1997. The Company funds substantially all R&D expenses.

Each of the major process/product areas within the Company has a Technology Management Review Board (TMRB), consisting of members from various worldwide locations. The TMRB is responsible for formulating and communicating a technology strategy for its particular process/product area, developing and managing the technology portfolio and ensuring the global transfer of technology.

Environmental
-------------

Alcoa's Environment, Health and Safety Policy confirms its commitment to operate worldwide in a manner that protects the environment and the health and safety of employees and of the citizens of the communities where the Company operates.

Alcoa continues its efforts to develop and implement modern technology, and standards and procedures, to meet its Environment, Health and Safety goals. The Company spent approximately $90 million during 1999 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $99 million in 2000. These figures do not include the costs of operating these facilities. Remediation expenses are continuing at many of the Company's facilities. See Note U on Environmental Matters in the Annual Report to Shareholders and "Item 3 -- Legal Proceedings" below.

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

Item 2.  Properties.

See "Item 1. Business." Alcoa believes that its facilities are suitable and adequate for its operations.

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

Environmental Matters
---------------------

Alcoa is involved in proceedings under the Superfund or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The Company has committed to participate, or is engaged in negotiations with Federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites.

In response to a unilateral order issued under Section 106 of the Comprehensive Environmental Compensation and Liability Act of 1980 (CERCLA) by the U.S. Environmental Protection Agency (EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls (PCBs), into the Grasse River near its Massena, New York facility, Alcoa has been conducting investigations and studies of the river under order from the EPA issued under CERCLA. In December 1999, the Company submitted an Analysis of Alternatives report to EPA. The report evaluates several alternative remedial approaches for the Grasse River.

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

In March 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Pt. Comfort)/Lavaca Bay National Priorities List site that includes portions of Alcoa's Pt. Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study under EPA oversight. Work under the administrative order is proceeding, including actions to fortify an offshore dredge disposal island that may include the removal of certain mercury-contaminated sediments adjacent to Alcoa's plant in and near routinely dredged navigation channels. As required by the order, the Company submitted a baseline risk assessment for the site. A Feasibility Study is anticipated to be filed in March 2000. The Company and certain Federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have entered into several agreements to cooperatively identify restoration alternatives and approaches for Lavaca Bay. Efforts under those agreements are ongoing.

In March 1997, Alcoa Italia S.p.A. received an order from Italian governmental authorities relating to several environmental deficiencies at its Fusina Plant. Alcoa Italia and the governmental authorities commenced discussions that resulted in a plan for sampling certain emission points. During 1998, Alcoa Italia sampled air emissions at the Fusina Plant. The results of the samples, which indicated that the emissions are within the authorized limits, were submitted to the Italian governmental authorities, who have formally notified Alcoa Italia that the emissions are satisfactory and that the order has been closed.

On May 13, 1998, an action was filed in the Superior Court of Riverside County, California allegedly on behalf of more than 500 plaintiffs who currently live, or formerly lived, in the Glen Avon, California area, who claim to have suffered personal injuries, both physical and emotional, as well as property damage, as a result of air and water contamination due to the escape of toxic wastes from the Stringfellow disposal site. The complaint, which names Alcoa, Alumax Inc. and more than 130 other companies as defendants, was served on Alcoa and Alumax in October 1998. Alcoa filed a motion in February 1999 stating that claims are barred by the statute of limitations. Amended pleadings were filed by the plaintiffs in August 1999, and demurrer motions are now pending before the court.

In March 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the U.S.
Department of Justice (DOJ). The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by the EPA relating to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. Alcoa and the DOJ entered into a series of tolling agreements to suspend the statute of limitations related to the alleged violations in this matter. The parties have reached final agreement on the language of a consent decree that will formalize settlement of this matter. The consent decree will be executed by the parties and lodged with the court during the first quarter of 2000.

In October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the DOJ. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been unable to reach settlement on this matter. In June 1999, the DOJ and EPA filed a complaint against Alcoa in the United States District Court for the Northern District of Indiana. Alcoa filed a motion to dismiss and a motion to strike certain parts of the government's complaint requesting sediment remediation in August 1999. A discovery schedule had been entered into by the parties and this matter is scheduled for trial in January 2002.

In March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen works of Discovery Aluminas, Inc., a subsidiary, in Port Allen, Louisiana. Also in March, Discovery Aluminas, Inc. was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. The case has not been set for trial. In October 1999, a second grand jury subpoena for documents was issued to Alcoa requesting information regarding wastewater discharges from a Port Allen plant. Alcoa has provided a complete and timely response to the subpoena. Alcoa also is engaged in discussions with the U.S. Attorney's office and the EPA seeking to resolve the situation.

Other Matters
-------------

Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa's favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa will be able to recover from its insurers on the three test sites. Alcoa appealed these rulings to the Washington Court of Appeals, which, upon completion of briefing, certified the appeal to the Washington Supreme Court. Oral argument was heard in January 2000. A decision by the court is expected by the third quarter 2000.

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

Alcoa, along with various asbestos manufacturers, distributors and other businesses, is a defendant in numerous individual lawsuits filed in the State of Texas on behalf of persons claiming injury as a result of occupational exposure to asbestos at various Alcoa facilities. In two of these cases, jury verdicts were returned against the Company, and settlements have been reached.

Following the March 9, 1998 announcement of the proposed acquisition of Alumax by Alcoa and AMX Acquisition Corporation, five putative class actions on behalf of stockholders of Alumax were filed in the Delaware Court of Chancery against Alumax and certain of Alumax's directors. Four of these actions also named Alcoa as a defendant. The plaintiffs in those actions alleged, among other things, that the director defendants agreed to a buyout of Alumax at an inadequate price, that they failed to provide Alumax's stockholders with all necessary information about the value of Alumax, that they failed to make an informed decision as no market check of Alumax's value was obtained and the acquisition was structured to ensure that stockholders would tender their shares and was coercive. In addition, the plaintiffs alleged that the Schedules 14D-1 and 14D-9 filed by Alcoa, AMX Acquisition Corporation and Alumax, respectively, failed to disclose certain information necessary for Alumax's stockholders to make an informed decision regarding the offer and the other transactions contemplated by the merger agreement. Plaintiffs sought to enjoin the acquisition or to rescind it in the event that it was consummated and to cause Alumax to implement a "full and fair" auction for Alumax. Plaintiffs also sought compensatory damages in an unspecified amount, costs and disbursements, including attorneys' fees, and such other relief as the Delaware Court of Chancery may deem appropriate. The matter has been dismissed.

The Internal Revenue Service (IRS) asserted that Alumax and certain of its subsidiaries were improperly included in the 1984, 1985, and 1986 consolidated income tax returns of AMAX Inc. and on that basis assessed a Federal income tax deficiency against Alumax of $129 million. Alumax filed a petition in the United States Tax Court seeking a redetermination of the purported deficiency. On September 30, 1997, the Tax Court decided in favor of the IRS, stating that AMAX Inc. did not have the 80% control necessary to consolidate. On October 27, 1997, Alumax paid an aggregate of $411 million to the IRS, representing the deficiency and accrued interest. On December 24, 1997, Alumax filed a notice of appeal of the Tax Court's decision to the United States Court of Appeals for the Eleventh Circuit. A decision affirming the Tax Court's decision was handed down by the Court of Appeals on January 21, 1999. The Company requested a rehearing of the issue. Under the terms of a Tax Disaffiliation Agreement executed by Alumax and AMAX in connection with the merger of AMAX into Cyprus Minerals Company and the public distribution of all of Alumax's shares in November 1993, Alumax assumed responsibility for all proceedings relating to the above-described deficiency and payment of any additional taxes, along with interest that may ultimately be due; and Cyprus Amax Minerals Company will share certain tax benefits that will become available to it in the event of a final adverse determination. An appeal was decided against the Company, and the case has been closed.

In July 1999, Alcoa Aluminio received notice that an administrative proceeding was commenced by Brazil's Secretary of Economic Law of the Ministry of Justice against Brazilian producers of primary aluminum, including Alcoa Aluminio. The suit alleges collusive action in the pricing of primary aluminum in violation of Brazilian antitrust law. Alcoa Aluminio has presented its defense and is awaiting the decision of the Secretary of Economic Law. If the Secretary of Economic Law determines that the antitrust law was violated, then the action may be further prosecuted by the Administrative Council of Economic Defense. Brazilian law provides for civil and criminal sanctions for violations of antirust law, including fines ranging from 1% to 30% of a company's revenue during the last fiscal year.

On October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the Company in the United States District Court for the Southern District of New York, naming as defendants the Company, each member of Alcoa's Board of Directors, certain officers of the Company and PricewaterhouseCoopers LLP, Alcoa's independent accountants. The shareholder did not make a demand on the Company prior to filing this lawsuit. Under relevant law, this demand is required. The lawsuit alleges, among other things, that Alcoa's proxy statement dated March 8, 1999 contained materially false and misleading representations and omissions concerning the Company's proposed Alcoa Stock Incentive Plan and that the shareholder approval of the plan, based upon these alleged representations and omissions, was defective. The Plaintiff seeks to invalidate the shareholder approval of the plan and enjoin its implementation. She also requests that Alcoa pay the costs and disbursements of the action, including the fees of her accountants, counsel and experts. The matter is being defended.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of February 15, 2000 are listed below.

Paul H. O'Neill, 64, Director and Chairman of the Board. Mr. O'Neill was elected a director of Alcoa in 1986 and became Chairman of the Board in 1987. He was Chief Executive Officer from June 1987 to May 1999. Before joining Alcoa, Mr. O'Neill had been an officer since 1977 and President and a director since 1985 of International Paper Company.

Alain J. P. Belda, 56, Director, President and Chief Executive Officer. Mr. Belda was elected to Alcoa's Board of Directors in September 1998. He has been Chief Executive Officer since May 1999 and President since January 1997. He was elected Chief Operating Officer in January 1997, Executive Vice President in 1994 and Vice Chairman in 1995. Mr. Belda was President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. He was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 Mr. Belda was named President - Latin America for the Company.

Michael Coleman, 49, Vice President and President - Alcoa Rigid Packaging Division. Mr. Coleman joined Alcoa in January 1998. He had been Vice President - Operations of North Star Steel from 1993 to 1994, Executive Vice President - Operations from 1994 to 1996 and President from 1996 through 1997. Mr. Coleman joined North Star Steel in 1982.

L. Patrick Hassey, 54, Vice President and President - Alcoa Europe. Mr. Hassey joined Alcoa in 1967 and was named Davenport Works Manager in 1985. In 1991, he was elected a Vice President of Alcoa and appointed President - Aerospace/Commercial Rolled Products Division. He was appointed President - Alcoa Europe in November 1997.

Barbara S. Jeremiah, 48, Vice President-Corporate Development. Ms. Jeremiah joined Alcoa in 1977 as an attorney and was elected Assistant General Counsel in 1992 and Corporate Secretary in 1993. She was elected to her current position in 1998, where she heads Alcoa corporate development activities.

Richard B. Kelson, 53, Executive Vice President and Chief Financial Officer. Mr. Kelson was elected Assistant General Counsel in 1989, Senior Vice President - Environment, Health and Safety in 1991 and Executive Vice President and General Counsel in May 1994. He was named to his current position in May 1997.

Frank L. Lederman, 50, Vice President and Chief Technical Officer. Mr. Lederman was Senior Vice President and Chief Technical Officer of Noranda, Inc., a Canadian-based, diversified natural resource company, from 1988-1995. He joined Alcoa as a Vice President in May 1995 and became Chief Technical Officer in December 1995. In his current position Mr. Lederman directs operations of the Alcoa Technical Center.

Joseph C. Muscari, 53, Vice President-Environment, Health and Safety, Audit and Compliance. Mr. Muscari joined Alcoa in 1969 and was named President-Alcoa Asia in 1993. In 1997, he was elected Vice President-Audit. He was named to his current position in May 1999 and is responsible for EHS policy, standards and strategy and the Alcoa integrated audit process. In addition, Mr. Muscari is the chief compliance officer for the company.

G. John Pizzey, 54, Vice President and President - Alcoa World Alumina and Chemicals. Mr. Pizzey joined Alcoa of Australia Limited in 1970 and was appointed to the board of Alcoa of Australia as Executive Director - Victoria Operations and Managing Director of Portland Smelter Services in 1986. He was named President - Bauxite and Alumina Division of Alcoa in 1994 and President - Primary Metals Division of Alcoa in 1995. Mr. Pizzey was elected a Vice President of Alcoa in 1996 and was appointed President - Alcoa World Alumina in November 1997.

Lawrence R. Purtell, 52, Executive Vice President and General Counsel. Mr. Purtell joined Alcoa in November 1997. He had been Corporate Secretary and Associate General Counsel of United Technologies Corporation from 1989 to 1992. Mr. Purtell was Vice President and General Counsel of Carrier Corporation, a unit of United Technologies Corporation and international designer, manufacturer and marketer of heating, ventilating and air conditioning equipment and services, from 1992 to 1993. He was Senior Vice President and General Counsel and Corporate Secretary of McDermott International, Inc. from 1993 to 1996. In 1996, Mr. Purtell joined Koch Industries, Inc. as Senior Vice President, General Counsel and Corporate Secretary.

Robert F. Slagle, 59, Executive Vice President, Human Resources and Communications. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle served as Vice President - Raw Materials, Alumina and Industrial Chemicals in 1989, and Vice President of Alcoa and Managing Director - Alcoa of Australia Limited in 1991. He was named President - Alcoa World Alumina in 1996 and was elected to his current position in November 1997.

G. Keith Turnbull, 64, Executive Vice President - Alcoa Business System. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director - Technology Planning in 1982, Vice President - Technology Planning in 1986 and Executive Vice President - Strategic Analysis/Planning and Information in 1991. In January 1997 he was named to his current position, with responsibility for company-wide implementation of the Alcoa Business System.


                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters.

Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on page 65 of the 1999 Annual Report to Shareholders (Annual Report) and are incorporated herein by reference.

On January 10, 2000, the Board of Directors declared a two-for-one common stock split. The stock split is subject to the approval of Alcoa shareholders, who must approve an amendment to Alcoa's Articles of Incorporation to increase the authorized shares of Alcoa common stock at the Company's annual meeting on May 12, 2000. If approved, shareholders of record on May 26, 2000 will receive an additional common share for each share held. The additional shares will be distributed on or about June 9, 2000. Per-share amounts and number of shares outstanding have not been adjusted for the stock split since it is subject to shareholder approval.

At February 14, 2000 (the record date for the Company's 2000 annual shareholders meeting), there were approximately 185,000 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

The comparative table showing selected financial data for the Company is on page 28 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management's review and comments on the consolidated financial statements are on pages 29 through 38 of the Annual Report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 35 through 37 of the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are on pages 39 through 55 of the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information regarding Directors is contained under the caption "Board of Directors" on pages 5 through 11 of the Registrant's definitive Proxy Statement dated February 25, 2000 (Proxy Statement) and is incorporated herein by reference.

The information regarding executive officers is set forth in Part I, Item 4A under "Executive Officers of the Registrant."

The information required by Item 405 of Regulation S-K contained under the caption "Compliance With Section 16(a) Reporting" on page 13 of the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

This information is contained under the caption "Executive Compensation" on pages 15 through 25 of the Proxy Statement and is incorporated herein by reference. The performance graph and Report of the Compensation Committee shall not be deemed to be "filed."

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

          (1) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are on pages 39 through 55 of the Annual Report and are incorporated herein by reference.

          (2) The following report and schedule should be read with the Company's consolidated financial statements in the Annual Report:

          Independent Accountant's Report of PricewaterhouseCoopers LLP dated January 10, 2000, except for Note V, for which the date is February 11, 2000, on the Company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 1999, 1998 and 1997.

          Schedule II - Valuation and Qualifying Accounts - for the fiscal years ended December 31, 1999, 1998 and 1997.

          (3) Exhibits

Exhibit
Number                             Description *
------                             -------------

2.        Agreement and Plan of Merger among the Company,  RLM Acquisition Corp.
          and Reynolds Metals Company dated as of August 18, 1999, incorporated by reference to exhibit 99.1 to the Company's Report on Form 8-K filed August 27, 1999.

3(a).     Articles of the Registrant as  amended, incorporated  by  reference to exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3(b).     By-Laws  of  the  Registrant  as amended, incorporated by reference to exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(a).    Alcoa Stock Acquisition Plan, effective January 1, 1999.

10(b).    Employees' Excess Benefit Plan, Plan A,  incorporated  by reference to exhibit 10(b) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(c). Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the Company's Annual Report on Form 10-K (Commission file number 1-3610)for the year ended December 31, 1994.

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(f). Employment Agreement of Paul H. O'Neill, as amended through February 25, 1993, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987, exhibit 10(g) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990 and exhibit 10(f)(2) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(g). Deferred Fee Plan for Directors, as amended effective November 10, 1995, incorporated by reference to exhibit 10(g) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(h). Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(h)(1). Amendment  to  Restricted  Stock  Plan  for  Non-Employee   Directors,
          effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(i). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(i)(1). Amendment  to  Fee  Continuation  Plan  for  Non-Employee   Directors,
          effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(j). Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(j)(1). Amendments to Deferred  Compensation Plan,  effective January 1, 1993,
          February 1,  1994 and  January 1, 1995,  incorporated by  reference to exhibit 10(j)(1) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(j)(2). Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(j)(3). Amendment to Deferred Compensation Plan, effective November 1, 1998.

10(j)(4). Amendments to Deferred Compensation Plan, effective January 1, 1999.

10(k). Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(l). Dividend Equivalent Compensation Plan, effective February 3, 1997, incorporated by reference to exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10(m). Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10(n). Amended and Restated Revolving Credit Agreement (364-Day), dated as of August 13, 1999, incorporated by reference to exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(o). Revolving Credit Agreement (Five-Year), dated as of August 14, 1998, incorporated by reference to exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(p). Alcoa Stock Incentive Plan, effective June 1, 1999, incorporated by reference to exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(q). Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(r). Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(s). Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(s)(1). Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000.

12.       Computation of Ratio of Earnings to Fixed Charges.

13.       Portions of Alcoa's 1999 Annual Report to Shareholders.

21.       Subsidiaries and Equity Entities of the Registrant.

23.       Consent of Independent Certified Public Accountants.

24.       Power of Attorney for certain directors.

27.       Financial data schedule.

     *Exhibit Nos. 10(a) through 10(l) and 10(p) through 10(s)(1) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

     (b) Reports on Form 8-K. Alcoa filed a Form 8-K, dated November 12, 1999, with the Securities and Exchange Commission to report that a shareholder filed a purported derivative action on behalf of the Company alleging that the Company's proxy statement, dated March 8, 1999, contained materially false and misleading representations and omissions concerning the Company's proposed Alcoa Stock Incentive Plan.

                       Independent Accountant's Report on
                          Financial Statement Schedule



To the Shareholders and Board of Directors of Alcoa Inc. (Alcoa)

Our audits of the consolidated financial statements referred to in our report dated January 10, 2000, except for Note V for which the date is February 11, 2000, appearing in the 1999 Annual Report to Shareholders of Alcoa (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                       /s/  PricewaterhouseCoopers LLP
                                       PricewaterhouseCoopers LLP


600 Grant Street
Pittsburgh, Pennsylvania
January 10, 2000, except for
Note V, for which the date is
February 11, 2000



                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    FOR THE YEARS ENDED DECEMBER 31
                                                             (in millions)

Col. A                               Col. B                 Col. C                     Col. D              Col E
------                               ------                 ------                     ------              -----
                                                           Additions
                                                           ---------
                                   Balance at       Charged to   Charged to
                                   beginning of     costs and    other                                   Balance at
     Description                   period           expenses     accounts (A)       Deductions (B)       end of period
     -----------                   ------           --------     ------------       --------------       -------------

Allowance for doubtful accounts:

    1999                             $ 61              $10          $ (5)(A)           $ 8(B)                $ 58

    1998                             $ 37              $11          $ 23(A)            $10(B)                $ 61

    1997                             $ 48              $ 6          $ (4)(A)           $14(B)                $ 37

Income tax valuation allowance:

    1999                             $135              $12          $  6(A)            $19(D)                $134

    1998                             $104              $16          $ 21(A)            $ 6(C)                $135

    1997                             $110              $12          $(13)(A)           $ 5(C)                $104


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


                              ALCOA INC.


February 28, 2000             By  /s/Timothy S. Mock
                                  Timothy S. Mock
                                  Vice President and Controller
                                  (Also signing as Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                      Date


/s/Alain J. P. Belda       President                         February 28, 2000
    Alain J. P. Belda      and Chief Executive Officer
                           (Principal Executive Officer
                           and Director)


/s/Richard B. Kelson       Executive Vice President and      February 28, 2000
    Richard B. Kelson      Chief Financial Officer
                           (Principal Financial Officer)


Kenneth W. Dam, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, Hugh M. Morgan, John P. Mulroney, Paul H. O'Neill, Henry B. Schacht, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on February 28, 2000, by Denis A. Demblowski, their Attorney-in-Fact.*


*By  /s/Denis A. Demblowski
         Denis A. Demblowski
         Attorney-in-Fact

                       Alcoa Logo




















Form A07-15899