Form 10-Q
period 2000-03-31
ALCOA INC
filed 2000-04-19
CIK 4281

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


For the Quarter Ended March 31, 2000               Commission File Number 1-3610


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

                                                          Yes  X No

     As of April 18, 2000, 364,514,491 shares of common stock, par value $1.00, of the Registrant were outstanding.


A07-20001

                         PART I - FINANCIAL INFORMATION


Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)



                                                                                           (unaudited)
                                                                                             March 31            December 31
                                                                                               2000                  1999
                                                                                               ----                  ----

ASSETS
    Current assets:
    Cash and cash equivalents                                                                 $   208               $   237
    Short-term investments                                                                         81                    77
    Receivables from customers, less allowances of
     $58 in 2000 and 1999                                                                       2,366                 2,199
    Other receivables                                                                             172                   165
    Inventories (B)                                                                             1,645                 1,618
    Deferred income taxes                                                                         230                   233
    Prepaid expenses and other current assets                                                     259                   271
                                                                                                  ---                   ---
      Total current assets                                                                      4,961                 4,800
                                                                                                -----                 -----

Properties, plants and equipment, at cost                                                      18,363                18,436
Less, accumulated depreciation, depletion and
 amortization                                                                                   9,360                 9,303
                                                                                                -----                 -----
      Net properties, plants and equipment                                                      9,003                 9,133
                                                                                                -----                 -----
Goodwill, net of accumulated amortization of $232 in
 2000 and $221 in 1999                                                                          1,338                 1,328
Other assets                                                                                    1,808                 1,805
                                                                                                -----                 -----
      Total assets                                                                            $17,110               $17,066
                                                                                              =======               =======

LIABILITIES
Current liabilities:
    Short-term borrowings                                                                     $   684               $   343
    Accounts payable, trade                                                                     1,202                 1,219
    Accrued compensation and retirement costs                                                     518                   582
    Taxes, including taxes on income                                                              411                   368
    Other current liabilities                                                                     509                   424
    Long-term debt due within one year                                                            302                    67
                                                                                                  ---                    --
        Total current liabilities                                                               3,626                 3,003
                                                                                                -----                 -----
Long-term debt, less amount due within one year                                                 2,406                 2,657
Accrued postretirement benefits                                                                 1,705                 1,720
Other noncurrent liabilities and deferred credits                                               1,471                 1,473
Deferred income taxes                                                                             430                   437
                                                                                                  ---                   ---
        Total liabilities                                                                       9,638                 9,290
                                                                                                -----                 -----

MINORITY INTERESTS                                                                              1,475                 1,458
                                                                                                -----                 -----

CONTINGENT LIABILITIES (C)                                                                          -                     -

SHAREHOLDERS' EQUITY
Preferred stock                                                                                    56                    56
Common stock                                                                                      395                   395
Additional capital                                                                              1,758                 1,704
Retained earnings                                                                               6,232                 6,061
Treasury stock, at cost                                                                        (1,727)               (1,260)
Accumulated other comprehensive income (D)                                                       (717)                 (638)
                                                                                                 ----                  ----
        Total shareholders' equity                                                              5,997                 6,318
                                                                                                -----                 -----
         Total liabilities and shareholders' equity                                           $17,110               $17,066
                                                                                              =======               =======


The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)


                                                                                          First quarter ended
                                                                                               March 31
                                                                                               --------
                                                                                         2000              1999
                                                                                         ----              ----

REVENUES
Sales                                                                                 $ 4,531           $ 3,985
Other income (expense)                                                                     41                (4)
                                                                                           --                --
                                                                                        4,572             3,981
                                                                                        -----             -----
COSTS AND EXPENSES
Cost of goods sold                                                                      3,332             3,127
Selling, general administrative and other
 expenses                                                                                 227               192
Research and development expenses                                                          39                27
Provision for depreciation, depletion and
 amortization                                                                             225               219
Interest expense                                                                           51                53
                                                                                           --                --
                                                                                        3,874             3,618
                                                                                        -----             -----

EARNINGS
     Income before taxes on income                                                        698               363
Provision for taxes on income (E)                                                         238               116
                                                                                          ---               ---
     Income from operations                                                               460               247
Less: Minority interests' share                                                          (105)              (26)
                                                                                         ----               ---
NET INCOME                                                                            $   355           $   221
                                                                                      =======           =======

EARNINGS PER SHARE (F)
    Basic                                                                             $   .97           $   .60
                                                                                      =======           =======

    Diluted                                                                           $   .95           $   .60
                                                                                      =======           =======

Dividends paid per common share                                                       $   .25           $.20125
                                                                                      =======           =======




The accompanying notes are an integral part of the financial statements.


Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                                                      Three months ended
                                                                                                           March 31
                                                                                                           --------
                                                                                                     2000              1999
                                                                                                     ----              ----


CASH FROM OPERATIONS
Net income                                                                                         $  355            $  221
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                                           228               222
   Change in deferred income taxes                                                                     17                (5)
   Equity income before additional taxes, net of dividends                                             (4)               (2)
   Loss from investing activities - sale of assets                                                      3                 -
   Minority interests                                                                                 105                26
   Effect of currency devaluation in Brazil                                                             -                37
   Other                                                                                                7                (6)
Changes in assets and liabilities, excluding the effects of
 acquisitions and divestitures:
   (Increase) reduction in receivables                                                               (197)                7
   (Increase) reduction in inventories                                                                (18)              210
   (Increase) reduction in prepaid expenses and other                                                   9               (15)
    current assets
   Reduction in accounts payable and accrued expenses                                                 (74)             (261)
   Increase (reduction) in taxes, including taxes on income                                            51                (8)
   Reduction in deferred hedging gains                                                                 (4)              (20)
   Net change in noncurrent assets and liabilities                                                    (17)              (70)
                                                                                                      ---               ---
      CASH FROM OPERATIONS                                                                            461               336
                                                                                                      ---               ---

FINANCING ACTIVITIES
Net changes in short-term borrowings                                                                  341                (3)
Common stock issued and treasury stock sold                                                           247               230
Repurchase of common stock                                                                           (670)             (254)
Dividends paid to shareholders                                                                        (91)              (74)
Dividends paid to minority interests                                                                  (49)              (42)
Additions to long-term debt                                                                            13                58
Payments on long-term debt                                                                            (25)              (72)
                                                                                                      ---               ---
      CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                             (234)             (157)
                                                                                                     ----              ----

INVESTING ACTIVITIES
Capital expenditures                                                                                 (176)             (194)
Acquisitions, net of cash acquired                                                                    (72)               (9)
Proceeds from the sale of assets                                                                        4                22
Net change in short-term investments                                                                   (4)              (67)
Additions to investments                                                                                -               (38)
Changes in minority interests                                                                          (3)                1
Other                                                                                                  (8)               (7)
                                                                                                       --                --
      CASH USED FOR INVESTING ACTIVITIES                                                             (259)             (292)
                                                                                                     ----              ----

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           3                (4)
                                                                                                       --                --
Net change in cash and cash equivalents                                                               (29)             (117)
Cash and cash equivalents at beginning of year                                                        237               342
                                                                                                      ---               ---
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  208            $  225
                                                                                                   ======            ======

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements
(in millions)

A. Common Stock Split - On January 10, 2000, the board of directors declared a two-for-one common stock split. The stock split is subject to the approval of Alcoa shareholders, who must approve an amendment to Alcoa's Articles of Incorporation to increase the authorized shares of Alcoa common stock at the company's annual meeting on May 12, 2000. If approved, shareholders of record on May 26, 2000 will receive an additional common share for each share held. The additional shares will be distributed on June 9, 2000. Per-share amounts and number of shares outstanding in this report have not been adjusted for the stock split since it is subject to shareholder approval. If the stock split is approved by shareholders, earnings per share will be restated to the following:


                                                                              First quarter ended
                                                                                   March 31
                                                                                   --------
                                                                          2000                     1999
                                                                          ----                     ----
Basic EPS                                                                 .49                      .30
Diluted EPS                                                               .48                      .30



B. Inventories

                                                                       March 31               December 31
                                                                         2000                     1999
                                                                         ----                     ----

Finished goods                                                        $   375                  $   363
Work in process                                                           578                      550
Bauxite and alumina                                                       301                      286
Purchased raw materials                                                   245                      267
Operating supplies                                                        146                      152
                                                                          ---                      ---
                                                                      $ 1,645                  $ 1,618
                                                                      =======                  =======


     Approximately 57% of total inventories at March 31, 2000 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $659 and $645 higher at March 31, 2000 and December 31, 1999, respectively.

C. Contingent Liabilities - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed might be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

     Alcoa Aluminio (Aluminio) is currently party to a hydroelectric construction project in Brazil. Total estimated construction costs are $500, of which the company's share is 24%. In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be liable for its pro rata share of the deficiency.

     Alcoa of Australia (AofA) is party to a number of natural gas and electricity contracts that expire between 2001 and 2022. Under these take-or-pay contracts, AofA is obligated to pay for a minimum amount of natural gas or electricity even if these commodities are not required for operations. Commitments related to these contracts total $190 in 2000, $182 in 2001, $179 in 2002, $176 in 2003, $176 in 2004 and $2,222 thereafter. Expenditures under these contracts totaled $179 in 1999.

D. Comprehensive Income


                                                                                          First quarter ended
                                                                                                March 31
                                                                                                --------
                                                                                       2000                   1999
                                                                                       ----                   ----
Net income                                                                           $  355                 $  221
Other comprehensive loss, primarily translation                                         (79)                   (89)
                                                                                        ---                    ---
Comprehensive income                                                                 $  276                 $  132
                                                                                     ======                 ======


E. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2000 first quarter rate of 34% differs from the statutory rate primarily because of taxes on foreign income. The 2000 rate differs from the 1999 first quarter rate because of higher Profit Before Tax (PBT) in 2000.

F. Earnings Per Share - Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted EPS calculation. The detail of basic and diluted EPS follow:

                                                                                          First quarter ended
                                                                                                March 31
                                                                                                --------
                                                                                    2000                   1999
                                                                                    ----                   ----
Net income                                                                        $  355                 $  221
Less: Preferred stock dividends                                                        -                     -
                                                                                     ---                    ---
Income available to common stockholders                                           $  355                 $  221
Average shares outstanding-basic                                                   366.4                  367.0
Effect of dilutive securities:
  Shares issuable upon exercise of dilutive
   outstanding stock options                                                         5.9                    2.8
  Average diluted shares outstanding                                               372.3                  369.8
Basic EPS                                                                         $  .97                 $  .60
                                                                                  ======                 ======
Diluted EPS                                                                       $  .95                 $  .60
                                                                                  ======                 ======


     In April 2000, Alcoa entered into a forward share repurchase agreement to partially hedge the equity exposure related to its stock option program. The contract, which matures in 2002, allows the company to repurchase up to 4 million shares from financial institutions. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement.

G. Acquisitions - In August 1999, Alcoa and Reynolds Metals Company (Reynolds) announced they had reached a definitive agreement to merge. Under the agreement, Alcoa will acquire all of the outstanding shares of Reynolds at an exchange rate of 1.06 shares of Alcoa common stock for each share of Reynolds. The value of the transaction is approximately $4,800. The combined company will have annual revenues of $21,000, approximately 127,000 employees and will operate over 300 locations in 37 countries around the world. On February 11, 2000, the shareholders of Reynolds, by majority vote, approved the proposed merger transaction between Alcoa and Reynolds. The acquisition is subject to the expiration of antitrust waiting periods and other customary conditions. The acquisition of Reynolds will be accounted for using the purchase method.

     On March 14, 2000, Alcoa and Cordant Technologies Inc. announced that they had entered into a definitive agreement under which Alcoa will acquire all outstanding shares of Cordant, a technology-based company serving global aerospace and industrial markets, for $57.00 per share payable in cash. The transaction is valued at $2,900 based on 40 million fully diluted shares of Cordant common stock and the assumption of $685 in debt. The combined company (including Cordant and Reynolds) will have approximately 143,700 employees and will operate over 350 locations in 37 countries with annual revenues of $23,500. Alcoa's acquisition of Cordant cleared U.S. antitrust review with the expiration of the Hart-Scott-Rodino Act waiting period on April 5, 2000. Cordant and Alcoa submitted the required antitrust notification to the European Community on April 11, 2000. The acquisition of Cordant will be accounted for using the purchase method.

H. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. In June 1999, the FASB approved a delay in the effective date of this standard until January 2001. The Company believes that the adoption of the standard will have a material impact on its balance sheet. Upon adoption, Alcoa's commodity, foreign exchange and interest rate derivative contracts as well as certain underlying exposures will be recorded on the balance sheet at fair value. Management is currently assessing the details of the standard and is preparing a plan of implementation.

I. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

J. Segment Information - Alcoa is primarily a producer of aluminum products. Its segments are organized by product on a worldwide basis. Alcoa's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the after-tax operating profit (ATOI) of each segment. Nonoperating items such as interest income, interest expense, foreign exchange gains/losses, the effects of LIFO accounting and minority interest are excluded from segment profit. In addition, certain expenses such as corporate general administrative expenses, depreciation and amortization on corporate assets, and certain special items are not included in segment results.

     Alcoa's products are used primarily by transportation (including aerospace, automotive, rail and shipping), packaging, building and construction, and industrial customers worldwide. Alcoa's reportable segments include Alumina and chemicals, Primary metals, Flat-rolled products and Engineered products.
Businesses that do not fall into these categories are listed as Other. The following details Sales and ATOI for each reportable segment for the three-month periods ended March 31, 2000 and 1999.



                                         Alumina                          Flat-
                                           And           Primary         Rolled         Engineered
Segment Information                     Chemicals         Metals        Products         Products         Other         Total
March 31, 2000
Sales:
  Third-party sales                      $  540          $  611          $1,404           $1,053          $  923       $4,531
  Intersegment sales                        250             850              13               13               -        1,126
                                            ---             ---              --               --               -        -----
   Total sales                           $  790          $1,461          $1,417           $1,066          $  923       $5,657
                                         ======          ======          ======           ======          ======       ======
After-tax operating
 income                                  $  155          $  227          $   73           $   53          $   50       $  558
                                         ======          ======          ======           ======          ======       ======

March 31, 1999
Sales:
  Third-party sales                      $  420          $  534          $1,270           $  942          $  813       $3,979
  Intersegment sales                        231             740              15                3               -          989
                                            ---             ---              --                -               -          ---
  Total sales                            $  651          $1,274          $1,285           $  945          $  813       $4,968
                                         ======          ======          ======           ======          ======       ======
After-tax operating
 income                                  $   60          $   97          $   65           $   45          $   28       $  295
                                         ======          ======          ======           ======          ======       ======


     The following table reconciles Alcoa's measure of segment profit to consolidated net income.

     First quarter ended March 31 2000 1999 Total after-tax operating income $ 558 $ 295 Elimination of intersegment (profit) loss (20) (9) Unallocated amounts (net of tax): Interest income 7 5 Interest expense (33) (34) Minority interest
(105) (26) Corporate expense (56) (35) Other 4 25 Consolidated net income $ 355 $ 221


K. Subsequent Event - On April 13, 2000, Alcoa Inc. announced plans to commence a cash tender offer for all outstanding shares of Howmet International Inc. The offer is part of Alcoa's announced acquisition of Cordant Technologies, Inc., which owns 84.7% of Howmet. Alcoa's offer to Howmet shareholders is conditioned upon completion of Alcoa's pending tender offer for Cordant and the valid tender of a majority of the outstanding Howmet shares not owned by Cordant. The price being offered in the Howmet tender offer is $20.00 per share. If the Howmet tender offer conditions are satisfied and Alcoa purchases the tendered Howmet shares, it will complete the Howmet acquisition with a merger in which all remaining outstanding Howmet shares not owned by Cordant would also receive $20.00 per share.

     In the opinion of the Company, the financial statements and summarized financial data in this Form 10-Q report include all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods. This Form 10-Q report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by PricewaterhouseCoopers LLP, the Company's independent certified public accountants, as described in their report on page 10.

Independent Accountant's Review Report

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)


     We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 2000, and the unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2000 and 1999, which are included in Alcoa's Form 10-Q for the period ended March 31, 2000. These financial statements are the responsibility of Alcoa's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States.

     We have previously audited, in accordance with audit standards generally accepted in the United States, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1999, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 10, 2000, except for Note V, for which the date is February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 6, 2000

     Management's Discussion and Analysis of the Results of Operations and Financial Condition (dollars in millions, except share amounts and ingot prices; shipments in thousands of metric tons (mt))

Results of Operations


 Principal income and operating data follow.
                                                                         First quarter ended
                                                                               March 31
                                                                       2000                 1999
                                                                       ----                 ----
 Sales                                                               $4,531               $3,985
 Net income                                                             355                  221
 Basic earnings per common share                                     $  .97               $  .60
 Diluted earnings per common share                                   $  .95               $  .60
 Shipments of aluminum products (mt)                                  1,133                1,132
 Shipments of alumina (mt)                                            1,833                1,664
 Alcoa's average realized ingot price                                $  .79               $  .63
 Average 3-month LME price                                           $  .75               $  .55


Earnings Summary
Alcoa reported a 61% increase in 2000 first quarter income as higher prices and operating efficiencies had a positive impact on earnings. Higher shipment levels, notably in alumina, also had a positive impact on net income. Earnings per share (EPS) rose 58% on a diluted basis to 95 cents per share. Revenues grew by 14% to $4.5 billion as higher prices, primarily for alumina and primary aluminum, along with higher alumina volumes drove revenues higher. Annualized return on shareholders' equity was 21.5% for the 2000 quarter, compared with 14.1% for the 1999 quarter. The increase is due to the higher level of net income in 2000 versus 1999, along with a lower shareholder's equity balance in 2000.

Segment Information

I.      Alumina and Chemicals


                                                                         First quarter ended
                                                                               March 31
                                                                       2000                 1999
                                                                       ----                 ----
  Alumina production                                                  3,477                3,212
  Third-party alumina shipments                                       1,833                1,664

  Third-party sales                                                  $  540               $  420
  Intersegment sales                                                    250                  231
                                                                        ---                  ---
    Total sales                                                      $  790               $  651
                                                                     ======               ======

  After-tax operating income                                         $  155               $   60
                                                                     ======               ======


This segment's activities include the mining of bauxite, which is then refined into alumina. The alumina is sold to internal and external customers worldwide or is processed into industrial chemical products. Two-thirds of the third-party sales from this segment are derived from alumina. Third-party alumina revenues in the 2000 first quarter rose 43% on a 30% increase in realized prices. Sales of alumina to internal customers rose 8% to $250 in the 2000 first quarter as higher prices had a positive impact on revenues.

     After-tax operating income (ATOI) for this segment rose 158% from the 1999 period. Higher prices and volumes, along with productivity and cost improvements in the alumina business, had a positive impact on income. First quarter 2000 conversion costs decreased $34 versus the 1999 period. These savings were evenly generated through productivity growth and purchasing efficiencies.

II. Primary Metals


                                                                         First quarter ended
                                                                               March 31
                                                                       2000                 1999
                                                                       ----                 ----
  Aluminum production                                                   710                  703
  Third-party aluminum shipments                                        339                  370

  Third-party sales                                                  $  611               $  534
  Intersegment sales                                                    850                  740
                                                                        ---                  ---
    Total sales                                                      $1,461               $1,274
                                                                     ======               ======

  After-tax operating income                                         $  227               $   97
                                                                     ======               ======


This segment's primary focus is Alcoa's worldwide smelter system. Primary metals receives alumina from the alumina and chemicals segment and produces aluminum ingot to be used by a variety of Alcoa's other segments, as well as sold to outside customers.

     In the 1999 fourth quarter, Alcoa changed its internal reporting system to include the results of aluminum hedging in the Primary Metals segment. Previously, these results were reported as reconciling items between segment ATOI and net income. Segment results for the first quarter 1999 have been restated to reflect this change.

     The sale of ingot represents over 90% of this segment's third-party sales. Revenues from the sale of powder and scrap are also included in this segment. Third-party ingot sales rose 14% from 1999 as higher prices more than offset an 8% decline in shipments. Alcoa's average realized third-party price for ingot rose 25% to 79 cents per pound in the 2000 quarter, reflecting the increase in market prices over the last year. Intersegment sales also rose 15% in 2000 as a result of higher prices.

     In January 2000, Alcoa announced that it was restarting approximately 200,000 mt of primary aluminum capacity. The restarted capacity will be in production by the end of 2000. After the restart, Alcoa will have approximately 250,000 mt of idle capacity.

     Primary metals ATOI rose 134% from the 1999 quarter as higher ingot prices and $22 of cost savings related primarily to productivity improvements combined to improve ATOI results. Partially offsetting these positive factors were lower shipments and higher alumina costs.

III. Flat-Rolled Products


                                                                         First quarter ended
                                                                               March 31
                                                                       2000                 1999
                                                                       ----                 ----
  Third-party aluminum shipments                                        507                  487

  Third-party sales                                                  $1,404               $1,270
  Intersegment sales                                                     13                   15
                                                                         --                   --
    Total sales                                                      $1,417               $1,285
                                                                     ======               ======

  After-tax operating income                                         $   73               $   65
                                                                     ======               ======


This segment's principal business is the production and sale of aluminum sheet, plate and foil. This segment includes rigid container sheet(RCS), which is used to produce aluminum beverage cans, and mill products used in the transportation and distributor markets. Approximately one-half of the third-party sales from this segment are derived from mill products and one-third are from RCS. Overall, flat-rolled product sales rose 10% from the 1999 first quarter as shipments rose and prices climbed 6%.

     Higher prices pushed third-party sales of RCS up 8% over the first quarter of 1999, while RCS shipments remained unchanged. Mill products revenues rose 14% from the 1999 first quarter. Shipments increased 10%, reflecting higher demand in Europe, while average prices also increased marginally.

     Flat-rolled product's ATOI of $73 was 12% higher than 1999. RCS ATOI improved 46% due to lower conversion costs and productivity improvements. Mill products ATOI increased 14% due primarily to improved economic conditions in Brazil, while in Europe and the U.S., mill products ATOI remained flat on a less profitable product mix.

IV. Engineered products

                                                                         First quarter ended
                                                                               March 31
                                                                       2000                 1999
                                                                       ----                 ----
  Third-party aluminum shipments                                        266                  258

  Third-party sales                                                  $1,053               $  942
  Intersegment Sales                                                     13                    3
                                                                         --                   --
    Total sales                                                      $1,066               $  945
                                                                     ======               ======

  After-tax operating income                                         $   53               $   45
                                                                     ======               ======


This segment includes hard and soft alloy extrusions, aluminum forgings and wire, rod and bar. These products serve the transportation, construction and distributor markets. Including new acquisitions, engineered products showed an increase of 12% in third party revenues and 3% in shipments over the first three months of 1999.

     In January 2000 Alcoa acquired Excel Extrusions, Inc. from Noranda Aluminum. Excel's plant has the capacity to produce 35 million pounds of soft-alloy aluminum extrusions per year, which are used primarily in the building and construction industries. Excel contributed 14% of the revenue growth and 52% of the shipment growth in first quarter 2000 results for this segment.

     Approximately 80% of the revenues from this segment are derived from the sale of extrusions. Excluding Excel Extrusions, third-party sales of soft alloy extrusions were up 11% from the 1999 first quarter. Volume increases of 2% and higher prices drove this improvement. Hard alloy revenues fell 14% as shipments declined 16%.

     Revenues from the sale of forged aluminum wheels increased 46% over the 1999 first quarter on a 37% increase in shipments as the auto and truck markets continue to be strong.

     Segment ATOI was $53 in the 2000 quarter, up 18% as the recovery in Brazil, increased shipments of forged wheels, and overall cost improvements helped to boost ATOI. Conversion costs were aided by improved productivity and lower purchasing costs. Also newly acquired Excel Extrusions contributed 9% of the increase ATOI in the 2000 quarter.

V.      Other


                                                                         First quarter ended
                                                                               March 31
                                                                       2000                 1999
                                                                       ----                 ----
  Third-party aluminum shipments                                         21                   17

  Third-party sales                                                  $  923               $  813
                                                                     ======               ======

  After-tax operating income                                         $   50               $   28
                                                                     ======               ======


This category includes Alcoa Fujikura Ltd. (AFL), which produces electrical components for the automotive industry along with telecommunications products. In addition, Alcoa's aluminum and plastic closures, residential building products, and automotive operations are also included in this group. Third party revenues for these were $923 in the 2000 first quarter, up 14% from the 1999 period.

     AFL experienced a 14% increase in revenues due in large part to a 56% increase in telecommunications sales, a significant portion of which were from acquisitions made since first quarter 1999. Sales by Alcoa Aluminio's packaging operations in Brazil, which were negatively impacted by the 1999 currency devaluation and recession, grew by 18% quarter over quarter. In addition, revenues from the sale of residential building products increased 7% from the

1999 first quarter, partially offsetting a 4% decline in closures revenues. Sales by Alcoa's automotive operations benefited from the acquisition, in the 1999 third quarter, of the remaining 50% of the A-CMI joint venture with Hayes Lemmerz International. A-CMI, which was accounted for as an equity holding in 1999, contributed 31% of the overall revenue growth in this category.

     ATOI for this area in the 2000 first quarter was $50, up 79% from 1999. Improved results from packaging operations in Brazil and at AFL and automotive operations more than offset declines from closures and residential building products.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; the after-tax impact of interest income and expense at the statutory rate; minority interest; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; and other, which includes the impact of LIFO, differences between estimated tax rates used in each segment and the corporate effective tax rate, and other non-operating items such as foreign exchange.

     First quarter 2000 intersegment profit eliminations increased over the 1999 period, primarily due to increases in alumina and aluminum prices. Minority interest increased quarter over quarter due to higher income at Alcoa of Australia, Alcoa World Alumina LLC., AFL, and Alcoa Aluminio. Corporate expense increased due to acquisitions and increased compensation costs related to variable pay plans. Other decreased in the 2000 first quarter because the estimated tax rates used in the segments were closer to the actual effective rate for the corporation as a whole. Please see footnote J for additional detail.

Costs and Other

Cost of Goods Sold - Cost of goods sold increased $205, or 7%, from the 1999 first quarter. The increase reflects higher volumes including those related to acquisitions, partially offset by improved cost performance. Cost of goods sold as a percentage of sales in the 2000 first quarter was 73.5% versus 78.5% in the 1999 first quarter. The lower ratio in 2000 is due to higher revenues resulting from higher prices for alumina and aluminum, higher aluminum volumes, and improved cost performance.

Selling, General Administrative, and Other Expenses - Selling, general administrative, and other (SG&A) expenses were up $35, or 18%, from the 1999 first quarter. The increase was due to acquisitions and increases in compensation costs related to variable pay plans. SG&A as a percentage of revenue was 5% in the 2000 first quarter, compared with 4.8% in the 1999 period. The increase in this ratio was due to the reasons noted above, partly offset by higher revenues.

Interest Expense - Interest expense was down $2, or 4%, from the 1999 period, as lower average debt levels were partly offset by higher interest rates.

Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2000 first quarter rate of 34% differs from the statutory rate primarily because of taxes on foreign income. The 2000 rate differs from the 1999 first quarter rate because of higher Profit Before Tax (PBT) in 2000.

Other Income/Foreign Currency - Other income (expense) increased to $41 in the 2000 quarter from ($4) in the comparable 1999 period. The increase was primarily due to higher equity income in the 2000 quarter versus losses in the 1999 quarter. Also, in the 1999 first quarter, Brazil experienced economic adversity and a resulting devaluation of its currency, the real. The total impact, after-tax and minority interest, of the devaluation in Brazil on Alcoa's 1999 first quarter net income was $17.8.

     In July 1999, the Brazilian Real became the functional currency for translating the financial statements of Alcoa's 59%-owned Brazilian subsidiary, Alcoa Aluminio (Aluminio). Economic factors and circumstances related to Aluminio's operations had changed significantly since the devaluation of the Real in the 1999 first quarter. Under SFAS 52, "Foreign Currency Translation," the change in these facts and circumstances required a change to Aluminio's functional currency. As a result, at July 1, 1999, Alcoa's shareholders' equity (cumulative translation adjustment) and minority interests were reduced by $156 and $108, respectively. These amounts were driven principally by a reduction in fixed assets. This reduction resulted in a $15 decrease in Aluminio's depreciation expense for 1999.

Minority Interests - Minority interests' share of income from operations grew 304% from the 1999 first quarter to $105. The increase was due primarily to earnings growth at Alcoa of Australia, Alcoa World Alumina LLC., and AFL. Also contributing to the increase was Alcoa Aluminio, which reported income in the 2000 first quarter versus a net loss in the 1999 period.


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

     In the U.S., Alcoa is net metal short and is subject to the risk of higher aluminum prices for the anticipated metal purchases required to fulfill the long-term customer contracts noted above. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At March 31, 2000 and 1999, these contracts totaled approximately 610,000 and 736,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

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

     In addition to the above noted aluminum positions, Alcoa had 55,900 mt and 54,300 mt of futures and options contracts outstanding at March 31, 2000 and 1999, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked to market, which resulted in after-tax charges to earnings of $1.4 and $.3 for the quarter ended March 31, 2000 and 1999, respectively.

     Alcoa also sells products to various third parties at prices that are influenced by changes in London Metal Exchange (LME) aluminum prices. From time to time, the company may elect to hedge a portion of these exposures to reduce the risk of fluctuating market prices on these sales. Towards this end, Alcoa may enter into short positions using futures and options contracts. At March 31, 2000, these contracts totaled 181,000 mt. These contracts act to fix a portion of the sales price related to these sales contracts.

     Alcoa also purchases certain other commodities, such as fuel oil, natural gas and copper, for its operations and enters into futures contracts to eliminate volatility in the prices of such products. None of these contracts are material.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 10 owned or operating facilities and adjoining properties, approximately 10 previously owned or operated facilities and adjoining properties and approximately 65 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

     As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters. For example, there are issues related to the Massena, New York, and Pt. Comfort, Texas sites that allege natural resource damage or off-site contaminated sediments, where investigations are ongoing. The following discussion provides additional details regarding the current status of these two sites.

     MASSENA/GRASSE RIVER. Sediments and fish in the Grasse River adjacent to Alcoa's Massena, New York plant site contain varying levels of polychlorinated biphenyl (PCB). Alcoa has been identified by the U.S. Environmental Protection Agency (EPA) as potentially responsible for this contamination and, since 1989, has been conducting investigations and studies of the river under order from the EPA issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. During 1999, Alcoa continued to perform studies and investigations on the Grasse River. A planned pilot test of certain sediment capping techniques, intended for 1999, could not be completed because a final scope of work could not be developed with EPA in time to complete the project before the construction season concluded. In addition, in the 1999 fourth quarter, Alcoa submitted an Analysis of Alternatives to EPA. This report identified potential courses of remedial action related to the PCB contamination of the river. Alcoa has proposed to EPA that the planned pilot scale tests be conducted to assess the feasibility of performing certain sediment-covering techniques before selection and approval of a remedial alternative by EPA. The costs of these pilot scale tests have been fully reserved. The results of these tests and discussions with EPA regarding all of the alternatives identified should provide additional information for the selection and approval of the appropriate remedial alternative.

     The Analysis of Alternatives report and the results of the pilot tests must be reviewed and approved by EPA. Currently, no one of the alternatives is more likely to be selected than any other. The range of additional costs associated with the potential courses of remedial action is between zero and $53. During meetings in March and April, 2000, EPA indicated to Alcoa that it believes additional remedial alternatives need to be included in the Analysis of Alternatives. Such additional remedies involve removal of more sediment from the river than was included in the alternatives provided in the recent Analysis of Alternatives report. The cost of such potential additional remedial alternatives can not be estimated at this time. Alcoa is also aware of a natural resource damage claim that may be asserted by certain federal, state and tribal natural resource trustees at this location.

     PT. COMFORT/LAVACA BAY. In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay. In March 1994, EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List and, shortly thereafter, Alcoa and EPA entered into an administrative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies. In accordance with this order, Alcoa recently submitted a draft remedial investigation, a draft feasibility study and a draft baseline risk assessment to EPA. In addition, Alcoa recently commenced construction of the EPA-approved project to fortify an offshore dredge disposal island. The probable and estimable costs of these actions are fully reserved. In addition, during March, 2000, Alcoa submitted a Feasibility Study to EPA providing remedial alternatives for the site. Alcoa believes it has now fully reserved the probable cost of remediation for the site. Since the order with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is currently expected to be completed by late 2000 or early 2001.

     Based on the above, it is possible that Alcoa's results of operations, in a particular period, could be materially affected by matters relating to these two sites. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

     Alcoa's remediation reserve balance at March 31, 2000 was $175 (of which $63 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. About 28% of the balance relates to the Massena plant site, and 11% of the balance relates to the Pt. Comfort plant site. Remediation expenses charged to the reserve in the 2000 first quarter were $11. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In addition, the reserve balance was increased by $12 in the 2000 first quarter to cover anticipated future environmental expenditures.

     Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations during the 2000 first quarter totaled $461, compared with $336 in the 1999 quarter. The increase reflects higher net income and an increase in the minority interests' share of net income, partly offset by higher working capital requirements.

Financing  Activities
Financing activities used $234 of cash in the 2000 first quarter, compared with $157 of cash generated in the 1999 period. The primary reason for the difference was Alcoa's stock repurchase program, which used $670 to repurchase 9,033,800 shares of the company's common stock, versus $254 used in the 1999 period. These repurchases were partially offset by $247 and $230 in the 2000 and 1999 first quarters, respectively, of stock issued for employee stock option plans. In addition, the company issued approximately $340 of short-term borrowings in the 2000 first quarter, the proceeds of which were used for general corporate purposes.

     Dividends paid to shareholders were $91 in the 2000 three-month period, an increase of $17 over the 1999 period. The increase was primarily due to a 33% increase in Alcoa's base dividend, which paid out 25 cents in the 2000 quarter. The total dividend payout in the 1999 first quarter was 20.125 cents per share.

Investing Activities
Investing activities used $259 during the 2000 first quarter, compared with $292 in the 1999 period. Capital expenditures represented the majority of the spending, totaling $176 in the 2000 period. This compares with $194 in the 1999 first quarter.

     During the 2000 period, Alcoa acquired Excel Extrusions, Inc. from Noranda Aluminum. Excel's plant, located near Warren, Ohio, has the capacity to produce 35 million pounds of soft-alloy aluminum extrusions per year, which are used primarily in the building and construction industries.

     During the 1999 period, Alcoa acquired the bright products business of Pechiney's Rhenalu rolling plant located near Toulouse, France and Reynolds' aluminum extrusion plant in Irurzun, Spain.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

     As previously reported, in March 1998, Region V of the Environmental Protection Agency (EPA) referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by the EPA relating to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. After negotiations, the parties reached final agreement on the language of a consent decree in settlement of this matter. Alcoa has agreed to pay a civil penalty in the amount of $2.4 that has been reserved by Alcoa as well as performance of a supplemental environmental project and injunctive relief. The consent decree was executed by the parties and lodged with the court on March 13, 2000. The settlement is currently in a required public comment period that will expire on May 13, 2000. Once the comment period closes, Alcoa expects the DOJ to move for entry of the consent decree. Upon entry by the court, the consent decree will become final.

     As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the DOJ. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been unable to reach settlement on this matter. In June 1999, the DOJ and EPA filed a complaint against Alcoa in the United States District Court for the Northern District of Indiana. Alcoa filed a motion to dismiss and a motion to strike certain parts of the government's complaint requesting sediment remediation in August 1999. A discovery schedule had been entered into by the parties, and this matter is scheduled for trial in January 2002. The company has engaged in discussions with the EPA and the state in an attempt to resolve the matter.

     As previously reported, in March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen works of Discovery Aluminas, Inc., a subsidiary, in Port Allen, Louisiana. Also in March, Discovery Aluminas, Inc. was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. The case has not been set for trial. In October 1999, a second grand jury subpoena for documents was issued to Alcoa requesting information regarding wastewater discharges from a Port Allen plant. Alcoa responded to the subpoena and continues to cooperate with the government. The company also is engaged in discussions seeking to resolve the situation.

     As previously reported, in March 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Pt. Comfort)/Lavaca Bay National Priorities List site that includes portions of Alcoa's Pt. Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study under EPA oversight. Work under the administrative order is proceeding, including actions to fortify an offshore dredge disposal island that may include the removal of certain mercury-contaminated sediments adjacent to Alcoa's plant in and near routinely dredged navigation channels. In March 2000 the company submitted a feasibility study assessing remedial alternatives for the site. Based on this assessment, the Company believes that one of those alternatives is the probable alternative for addressing Lavaca Bay conditions. With the addition of $4 in the first quarter of 2000, the company has fully reserved the probable cost of this alternative. The company and certain Federal and state natural resource trustees, who previously served Alcoa with notice of the intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have entered into several agreements to cooperatively identify restoration alternatives and approaches for Lavaca Bay. Efforts under those agreements are ongoing.

     As previously reported, on May 13, 1998, an action was filed in the Superior Court of Riverside County, California allegedly on behalf of more than 500 plaintiffs who currently live, or formerly lived, in the Glen Avon, California area, who claim to have suffered personal injuries, both physical and emotional, as well as property damage, as a result of air and water contamination due to the escape of toxic wastes from the Stringfellow disposal site. The complaint, which names Alcoa, Alumax Inc. and more than 130 other companies as defendants, was served on Alcoa and Alumax in October 1998. Based on motions filed during 1999, the court ruled in March 2000 that approximately 350 plaintiff's claims were not timely and dismissed those claims. Approximately 140 claims remain in litigation, and nearly all those of individuals were minors or not yet born during the relevant time period.

     Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     12.  Computation of Ratio of Earnings to Fixed Charges

     15.  Independent   Accountants'   letter  regarding   unaudited   financial
          information

     27.  Financial Data Schedule

(b) Reports on Form 8-K. Alcoa filed a Form 8-K, dated January 10, 2000, with the Securities and Exchange Commission that announced a 2-for-1 common stock split by the company, in addition to announcements concerning annual earnings and a base quarterly dividend increase.

     Alcoa filed a Form 8-K, dated January 18, 2000, that included 1997, 1998 and 1999 statement of consolidated cash flows and segment information that had been revised to include the results of Alcoa's hedging activities within the primary metals segment.

     Alcoa filed a Form 8-K, dated January 19, 2000, that announced the restart of approximately 200,000 metric tons per year of its currently idled smelting capacity.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Alcoa Inc.




April 19, 2000                          By /s/ RICHARD B. KELSON
     Date                                         Richard B. Kelson
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



April 19, 2000                          By /s/ TIMOTHY S. MOCK
      Date                                         Timothy S. Mock
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)

                                    EXHIBITS



                                                                     Page

12.  Computation of Ratio of Earnings to Fixed Charges                24

15.  Independent Accountants' letter regarding unaudited              25
        financial information

27.  Financial Data Schedule                                          26