Form 10-Q
period 2000-06-30
ALCOA INC
filed 2000-07-28
CIK 4281

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


For the Quarter Ended June 30, 2000     Commission File Number 1-3610

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

                                        Yes  X    No

     As of July 26, 2000, 866,001,474 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

A07-20002

PART I - FINANCIAL  INFORMATION
Alcoa and subsidiaries
Condensed  Consolidated Balance Sheet
(in millions)

                                                           (unaudited)
                                                       June 30    December 31
ASSETS                                                   2000        1999
                                                       --------    --------
Current assets:

   Cash and cash equivalents                           $    320    $    237
   Short-term investments                                    76          77
   Receivables from customers, less allowances of
    $74 in 2000 and $58 in 1999                           3,231       2,199
   Other receivables                                        328         165
   Inventories (B)                                        2,842       1,618
   Deferred income taxes                                    284         233
   Prepaid expenses and other current assets                341         271
                                                       --------    --------
    Total current assets                                  7,422       4,800
                                                       --------    --------

Properties, plants and equipment, at cost                22,562      18,436
Less, accumulated depreciation, depletion and
 Amortization                                             9,500       9,303
                                                       --------    --------
    Net properties, plants and equipment                 13,062       9,133
                                                       --------    --------
Goodwill, net of accumulated amortization of $257 in
 2000 and $221 in 1999                                    5,005       1,328
Other assets, including assets held for sale (G)          5,343       1,805
                                                       --------    --------
    Total assets                                       $ 30,832    $ 17,066
                                                       ========    ========

LIABILITIES
Current liabilities:
   Short-term borrowings                               $  1,908    $    343
   Accounts payable, trade                                1,819       1,219
   Accrued compensation and retirement costs                860         582
   Taxes, including taxes on income                         512         368
   Other current liabilities                                904         424
   Long-term debt due within one year                       315          67
                                                       --------    --------
     Total current liabilities                            6,318       3,003
                                                       --------    --------
Long-term debt, less amount due within one year           6,095       2,657
Accrued postretirement benefits                           2,536       1,720
Other noncurrent liabilities and deferred credits         2,029       1,473
Deferred income taxes                                     1,369         437
                                                       --------    --------
     Total liabilities                                   18,347       9,290
                                                       --------    --------

MINORITY INTERESTS                                        1,445       1,458
                                                       --------    --------

CONTINGENT LIABILITIES (C)                                 --          --

SHAREHOLDERS' EQUITY
Preferred stock                                              56          56
Common stock                                                925         395
Additional capital                                        5,921       1,704
Retained earnings                                         6,592       6,061
Treasury stock, at cost                                  (1,696)     (1,260)
Accumulated other comprehensive income (D)                 (758)       (638)
                                                       --------    --------
     Total shareholders' equity                          11,040       6,318
                                                       --------    --------
      Total liabilities and shareholders' equity       $ 30,832    $ 17,066

                                                       ========    ========

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                    Second quarter ended     Six months ended
                                           June 30               June 30
                                           -------               -------
                                       2000       1999       2000       1999

                                    --------    --------    --------    --------
REVENUES

Sales                               $  5,569    $  4,033    $ 10,100    $  8,017
Other income (expense)                    52          43          93          40
                                    --------    --------    --------    --------
                                       5,621       4,076      10,193       8,057
                                    --------    --------    --------    --------
COSTS AND EXPENSES
Cost of goods sold                     4,216       3,140       7,548       6,268
Selling, general administrative

 and other expenses                      272         203         499         395
Research and development expenses         48          30          87          58
Provision for depreciation,
 depletion and amortization              290         221         515         439
Interest expense                          95          50         146         102
                                    --------    --------    --------    --------
                                       4,921       3,644       8,795       7,262
                                    --------    --------    --------    --------

EARNINGS

   Income before taxes on income         700         432       1,398         795
Provision for taxes on income (E)        238         138         475         254
                                    --------    --------    --------    --------
   Income from operations                462         294         923         541
Less: Minority interests' share          (85)        (54)       (191)        (80)
                                    --------    --------    --------    --------
NET INCOME                          $    377    $    240    $    732    $    461
                                    ========    ========    ========    ========

EARNINGS PER SHARE (F)
    Basic                           $    .47    $    .33    $    .95    $    .63
                                    ========    ========    ========    ========

    Diluted                         $    .47    $    .32    $    .94    $    .62
                                    ========    ========    ========    ========

Dividends paid per common share     $   .125    $ .10063    $    .25    $ .20125
                                    ========    ========    ========    ========



The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                Six months ended
                                                                     June 30
                                                                2000        1999
                                                               -------    -------
CASH FROM OPERATIONS
Net income                                                     $   732    $   461
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                        520        431
   Change in deferred income taxes                                  47        (10)
   Equity income before additional taxes, net of dividends         (17)        (7)
   Loss on sale or disposal of assets                                3         10
   Minority interests                                              190         79
   Other                                                            14         (1)
Changes in assets and liabilities, excluding the effects of
  acquisitions  and divestitures:

   (Increase) reduction in receivables                            (256)        43
   (Increase) reduction in inventories                             (41)       234
   (Increase) reduction in prepaid expenses and other               (3)        12
    current assets
   Reduction in accounts payable and accrued expenses             (153)      (142)
   Increase (reduction) in taxes, including taxes on income        161        (65)
   Reduction in deferred hedging gains                            --          (45)
   Net change in noncurrent assets and liabilities                 (91)       (88)
                                                               -------    -------
      CASH FROM OPERATIONS                                       1,106        912
                                                               -------    -------

FINANCING ACTIVITIES
Net changes in short-term borrowings                             1,311         (7)
Common stock issued and treasury stock so sold, excluding
 stock issued in acquisitions                                      152        427
Repurchase of common stock                                        (670)      (603)
Dividends paid to shareholders                                    (201)      (149)
Dividends paid to minority interests                              (164)       (62)
Net change in commercial paper                                  (1,453)       (70)
Additions to long-term debt                                      1,607        216
Payments on long-term debt                                       1,358       (283)
                                                               -------    -------
      CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES         1,940       (531)
                                                               -------    -------

INVESTING ACTIVITIES
Capital expenditures                                              (408)      (388)
Acquisitions, net of cash acquired (H)                          (2,534)       (16)
Proceeds from the sale of assets                                     4         31
Net change in short-term investments                                 1        (24)
Additions to investments                                           (19)       (68)
Changes in minority interests                                        4         (4)
Other                                                               (9)        (7)
                                                               -------    -------
      CASH USED FOR INVESTING ACTIVITIES                        (2,961)      (476)
                                                               -------    -------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (2)        (4)
                                                               -------    -------
Net change in cash and cash equivalents                             83        (99)
Cash and cash equivalents at beginning of year                     237        342
                                                               -------    -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   320    $   243
                                                               =======    =======

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements
(in millions)

A. Common Stock Split - On January 10, 2000, the board of directors declared a two-for-one common stock split. Alcoa shareholders approved an amendment to Alcoa's Articles of Incorporation to increase the authorized shares of Alcoa common stock from 600 million to 1.8 billion at the company's annual meeting on May 12, 2000. As a result of the stock split, shareholders of record on May 26, 2000 received an additional common share for each share held. The additional shares were distributed on June 9, 2000. In this report, all per-share amounts and number of shares have been restated to reflect the stock split.

B. Inventories

                                                June 30        December 31
                                                 2000              1999
                                              ----------         -------
Finished goods                                $   870           $   363
Work in process                                   874               550
Bauxite and alumina                               319               286
Purchased raw materials                           556               267
Operating supplies                                223               152
                                              -------           -------
                                              $ 2,842           $ 1,618
                                              =======           =======

     Approximately 69% of total inventories at June 30, 2000 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $675 and $645 higher at June 30, 2000 and December 31, 1999, respectively.

C. Contingent Liabilities - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed might be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse impact on the financial position of the company.

     Alcoa Aluminio, S.A. (Aluminio) is currently party to a hydroelectric construction project in Brazil. Total estimated construction costs are $500, of which the company's share is 24%. In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be liable for its pro rata share of the deficiency.

     Alcoa of Australia, Ltd. (AofA) is party to a number of natural gas and electricity contracts that expire between 2001 and 2022. Under these take-or-pay contracts, AofA is obligated to pay for a minimum amount of natural gas or electricity even if these commodities are not required for operations. Commitments related to these contracts total $190 in 2000, $182 in 2001, $179 in 2002, $176 in 2003, $176 in 2004 and $2,222 thereafter. Expenditures under these contracts totaled $179 in 1999.

D. Comprehensive Income

                                   Second quarter ended Six Months ended
                                          June 30               June 30
                                          -------               -------
                                       2000     1999     2000     1999
                                      -----    -----    -----    -----
Net income                            $ 377    $ 240    $ 732    $ 461
Other comprehensive loss, primarily
 translation                            (41)     (11)    (120)     (99)
                                      -----    -----    -----    -----
Comprehensive income                  $ 336    $ 229    $ 612    $ 362
                                      =====    =====    =====    =====

E. Income Taxes - The income tax provision for the period is based on the expected effective tax rate adjusted for the impact of the acquisitions from the acquisition dates through June 30. The 2000 second quarter rate of 34% differs from the statutory rate primarily because of taxes on foreign income. The 2000 second quarter rate differs from the 1999 second quarter rate primarily because of higher income before tax in 2000. The effective tax rate for the year is currently estimated at 35%.

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

                                           Second quarter ended     Six months ended
                                                  June 30               June 30
                                                  -------               -------
                                               2000       1999       2000       1999
                                              -----      -----      -----      -----
Net income                                   $  377     $  240     $  732     $  461
Less: Preferred stock dividends                   -          -          1          1
                                              -----      -----      -----      -----
Income available to common
 stockholders                                $  377     $  240     $  731     $  460

Average shares outstanding-basic              797.0      734.2      770.1      734.1
Effect of dilutive securities:
  Shares issuable upon exercise of
   dilutive outstanding stock options           8.0        8.4       10.1       13.9
                                              -----      -----      -----      -----
  Average diluted shares outstanding          805.0      742.6      780.2      748.0
Basic EPS                                    $  .47     $  .33     $  .95     $  .63
                                             ======     ======     ======     ======
Diluted EPS                                  $  .47     $  .32     $  .94     $  .62
                                             ======     ======     ======     ======

     In April 2000, Alcoa entered into a forward share repurchase agreement to partially hedge the equity exposure related to its stock option program. The contract, which matures in 2002, allows the company to repurchase up to 10 million shares from financial institutions. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement. As of June 30, 2000, 9,900,000 shares had been committed to the contract at an average price of $31.90 per share. The effect of this repurchase agreement has been included in determining diluted EPS.

G. Acquisitions - In August 1999, Alcoa and Reynolds Metals Company (Reynolds) announced they had reached a definitive agreement to merge. On May 3, 2000, after approval by the U.S. Department of Justice (DOJ) and other regulatory agencies, Alcoa and Reynolds completed their merger. Under the agreement, Alcoa issued 2.12 shares post-split of Alcoa common stock for each share of Reynolds. The exchange resulted in Alcoa issuing approximately 135 million shares at a value of $33.30 (post-split) to Reynolds stockholders. The transaction was valued at approximately $5,700, including debt assumed, and has been accounted for using the purchase method. The total purchase costs of the acquisition will be allocated to the tangible and intangible assets and liabilities acquired based on their fair values. The purchase price includes the conversion of outstanding Reynolds options to Alcoa options as well as other direct costs of the acquisition. The purchase price allocation is preliminary; the final allocation of the purchase price will be based upon valuation and other studies that have not been completed. The preliminary allocation resulted in total goodwill of approximately $1,300, which will be amortized over a forty-year period.

     As part of the merger agreement, Alcoa agreed to divest the following Reynolds operations:
     - Reynolds' 56% stake in its alumina refinery at Worsley, Australia,
     - Reynolds' 50% stake in its alumina refinery at Stade,  Germany,
     - 100% of  Reynolds'  alumina  refinery at Sherwin,  Texas and
     - 25% of Reynolds' interest in its aluminum smelter at Longview, Washington.

     Under the agreement, these divestitures must be completed within six months of the merger date of May 3, 2000 (nine months for Worsley). The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with EITF 87-11 "Allocation of Purchase Price to Assets to be Sold." Under EITF 87-11, the net assets to be divested have been reported as assets held for sale in the Condensed Consolidated Balance Sheet, and the results of operations from these assets have not been included in the Condensed Statement of Consolidated Income.

     On March 14, 2000, Alcoa and Cordant Technologies Inc. (Cordant) announced a definitive agreement under which Alcoa would acquire all outstanding shares of Cordant, a technology-based company serving global aerospace and industrial markets. In addition, on April 13, 2000, Alcoa announced plans to commence a cash tender offer for all outstanding shares of Howmet International Inc. (Howmet). The offer for Howmet shares was part of Alcoa's acquisition of Cordant, which owned approximately 85% of Howmet. On May 25, 2000 and June 20, 2000, after approval by the DOJ and other regulatory agencies, Alcoa completed the acquisition of Cordant and Howmet, respectively. Under the agreement and tender offer, Alcoa paid $57 for each outstanding share of Cordant common stock and $21 for each outstanding share of Howmet common stock. The total value of the transaction was approximately $3,300, including the assumption of debt. This transaction will be accounted for using the purchase method. The purchase price includes the conversion of outstanding Cordant and Howmet options to Alcoa options as well as other direct costs of the acquisition. The purchase price allocation is preliminary; the final allocation is subject to valuation and other studies that have not been completed. The preliminary allocation resulted in total goodwill of approximately $2,400, which will be amortized over periods not to exceed forty years.

     The following presents pro forma information assuming that the acquisition of 100% of Reynolds and Cordant had occurred at the beginning of each respective year. Adjustments that have been included to arrive at the pro forma totals primarily include those related to acquisition financing, the amortization of goodwill, the elimination of transactions between Alcoa, Reynolds, and Cordant, and additional depreciation related to the increase in basis that resulted from the transaction. Tax effects from the pro forma adjustments noted above also have been included at the 35% statutory rate.


                                                   Six months ended
                                                        June 30
                                                        -------
                                                 2000              1999
                                               -------           -------
Sales                                          $12,882           $11,327
Net Income                                         777               438
Basic EPS                                      $  0.90           $  0.50
                                               =======           =======
Diluted EPS                                    $  0.89           $  0.49
                                               =======           =======

     The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

     Debt increased $4,475 as a result of the Reynolds and Cordant acquisitions. $1,220 of debt was assumed in the acquisition of Reynolds, while $826 of debt was assumed in the acquisition of Cordant. The Cordant acquisition price of $2,429, including the acquisition of the remaining shares of Howmet, was financed with debt.

     Alcoa completed a number of other acquisitions in 1999 and 2000. None of these transactions had a material impact on Alcoa's financial statements.

H. Cash Flow Information - The details of cash payments related to acquisitions follow.


                                           Six months ended
                                             June 30, 2000

Fair value of assets                          $ 14,283
Liabilities                                     (7,002)
Stock issued                                    (4,649)
                                              --------
Cash paid                                        2,632
Less: cash acquired                                (98)
                                              --------
Net cash paid for acquisitions                $  2,534
                                              ========

I. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. In June 1999, the FASB approved a delay in the effective date of this standard until January 2001, and in June 2000, the FASB amended the standard to provide guidance on its implementation. The company believes that the adoption of the standard as amended will have a material impact on its balance sheet. Upon adoption, Alcoa's commodity, foreign exchange and interest rate derivative contracts as well as certain underlying exposures will be recorded on the balance sheet at fair value. Management is currently assessing the details of the standard and is preparing a plan of implementation.

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

J. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

K. Segment Information - Alcoa is primarily a producer of aluminum products. Its segments are organized by product on a worldwide basis. Alcoa's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the after-tax operating profit (ATOI) of each segment. Non-operating items such as interest income, interest expense, foreign exchange gains/losses, the effects of LIFO accounting and minority interest are excluded from segment profit. In addition, certain expenses such as corporate general administrative expenses, depreciation and amortization on corporate assets, and certain special items are not included in segment results.

     Alcoa's products are used primarily by transportation (including aerospace, automotive, rail and shipping), packaging, building and construction, and industrial customers worldwide. Alcoa's businesses that do not fall into these categories are listed as Other. In the 2000 second quarter as a result of recent acquisition activity, Alcoa changed its internal management reporting structure to add a Packaging and Consumer Products segment. Alcoa's closures, PET bottle and packaging machinery businesses were moved from the Other group to this segment. Previously reported data from the 1999 second quarter and six-month periods have been restated in the schedules below to reflect this change. Reynolds' packaging and consumer businesses were also added to the new Packaging and Consumer Products segment. Other Reynolds and Cordant businesses were added to the appropriate existing segments. For more information on the segments, see Management's Discussion and Analysis beginning on page 13.

     The following details sales and ATOI for each reportable segment for the three-month and six-month periods ended June 30, 2000 and 1999, as well as restated quarterly amounts for 1999 and 2000.


Segment Information:   Alumina           Flat-    Engin-   Pack-
                       & Chem-  Primary  Rolled   eered    aging &
Second quarter ended   icals    Metals   Products Products Consumer Other    Total
June 30, 2000 Sales:

  Third-party sales    $  515   $  852   $1,394   $1,296   $  524   $  988   $5,569
  Intersegment sales      832       29     --       --      1,150
                       ------   ------   ------   ------   ------   ------   ------
                                                                       274       15
                                                                    ------   ------
  Total sales          $  789   $1,684   $1,423   $1,311   $  524   $  988   $6,719
                       ======   ======   ======   ======   ======   ======   ======


After-tax operating
 income                $  140   $  225   $   74   $   62   $   35   $   46   $  582
                       ======   ======   ======   ======   ======   ======   ======

Second quarter ended
June 30, 1999 Sales:

  Third-party sales   $   456   $  519   $1,258   $  939   $  209   $  652   $4,033
  Intersegment sales      221      714       11        3     --       --        949
                      -------   ------   ------   ------   ------   ------   ------
  Total sales         $   677   $1,233   $1,269   $  942   $  209   $  652   $4,982
                      =======   ======   ======   ======   ======   ======   ======

After-tax operating
 income               $    62   $  106   $   72   $   61   $   25   $   45   $  371
                      =======   ======   ======   ======   ======   ======   ======


Segment Information:   Alumina              Flat- Engin-   Pack-
                       & Chem- Primary   Rolled   eered    aging &
Six months ended       icals    Metals   Products Products Consumer Other    Total
June 30, 2000
Sales:
  Third-party sales    $1,055   $1,463   $2,798   $2,349   $  727  $1,708   $10,100

  Intersegment sales      524    1,682       42       28       -        -     2,276
                      -------   ------   ------   ------   ------   ------   ------
  Total sales          $1,579   $3,145   $2,840   $2,377   $  727   $1,708  $12,376
                      =======   ======   ======   ======   ======   ======   ======

After-tax operating

 income                $  295   $  452   $  147   $  115   $   52   $   79  $ 1,140
                      =======   ======   ======   ======   ======   ======   ======

Six months ended June 30, 1999 Sales:

  Third-party sales    $  876   $1,053   $2,528   $1,881   $  405   $1,269   $8,012
  Intersegment sales      452    1,454       26        6     --       --      1,938
                       ------   ------   ------   ------   ------   ------   ------

  Total sales          $1,328   $2,507   $2,554   $1,887   $  405   $1,269   $9,950
                      =======   ======   ======   ======   ======   ======   ======

After-tax operating

 income                $  122   $  203   $  137   $  106   $   38   $   60   $  666
                       ======   ======   ======   ======   ======   ======   ======

The following table reconciles segment information to consolidated totals.


                                       Second quarter ended    Six months ended
                                              June 30                June 30
                                              -------                -------
                                          2000       1999        2000       1999
                                        -------    -------    -------    -------
Total after-tax operating income       $   582    $   371    $ 1,140    $   666
Elimination of intersegment (profit)
 loss                                       (5)       (10)       (25)       (19)

Unallocated amounts (net of tax):

  Interest income                           19          8         26         13
  Interest expense                         (69)       (32)      (102)       (66)
  Minority interest                        (85)       (54)      (191)       (80)
  Corporate expense                        (51)       (41)      (107)       (76)
  Other                                    (14)        (2)        (9)        23
                                       -------    -------    -------    -------
Consolidated net income                $   377    $   240    $   732    $   461
                                       =======    =======    =======    =======

Segment assets:                             June 30        December 31
                                             2000              1999
                                          ----------         -------
  Alumina and chemicals                   $ 2,922           $ 3,250
  Primary metals                            6,783             5,098
  Flat-rolled products                      3,611             3,395
  Engineered products                       6,488             2,387
  Packaging and consumer                    1,555               745
  Other                                     2,979             1,664
                                          -------           -------
Total Segment Assets                      $24,338           $16,539
                                          =======           =======

The total segment assets above do not include unallocated purchase accounting adjustments or assets to be divested.

L. Subsequent Event - On July 20, 2000, Alcoa issued $1,500 of callable notes. Of these notes, $1,000 mature in 10 years and carry a coupon rate of 7.375%, and $500 mature in 5 years and carry a coupon rate of 7.25%. A total of $1,487 of existing short-term debt was reclassified in the balance sheet at June 30, 2000 as a result of this transaction.

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

     The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by PricewaterhouseCoopers LLP, the Company's independent certified public accountants, as described in their report on page 12.

    Independent Accountant's Review Report

    To the Shareholders and Board of Directors
    Alcoa Inc. (Alcoa)


        We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 2000, the unaudited condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2000 and 1999, and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 2000 and 1999, which are included in Alcoa's Form 10-Q for the period ended June 30, 2000. These financial statements are the responsibility of Alcoa's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

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

    /s/ PricewaterhouseCoopers LLP

    PricewaterhouseCoopers LLP

    Pittsburgh, Pennsylvania
    July 10, 2000

    Except for note L, for which the date is July 20, 2000.

Management's Discussion and Analysis of the Results of Operations and Financial Condition.

(dollars in millions, except share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and as such constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements.

Results of Operations

 Principal income and operating data follow.


                                           Second quarter ended     Six months ended
                                                  June 30               June 30
                                                  -------               -------
                                               2000       1999       2000       1999
                                           --- ------ --- ------ --- ------ --- ----
 Sales                                      $ 5,569    $ 4,033    $10,100    $ 8,017
 Net income                                     377        240        732        461
 Basic earnings per common share            $   .47    $   .33    $   .95    $   .63
 Diluted earnings per common share          $   .47    $   .32    $   .94    $   .62
 Shipments of aluminum products (mt)          1,361      1,117      2,494      2,249
 Shipments of alumina (mt)                    1,801      1,836      3,634      3,500
 Alcoa'a average realized ingot price       $   .74    $   .64    $   .76    $   .63
 Average 3-month LME price                  $   .68    $   .60    $   .72    $   .58
 -------------------------

Earnings Summary

Alcoa reported that 2000 second quarter revenues rose 38% from the 1999 second quarter to $5,569, and revenues for the first half of 2000 increased 26% from the 1999 six-month period to $10,100. The increase in revenues for both periods was due to higher overall aluminum and alumina prices, as well as higher shipment volumes due to acquisitions. Cost reductions positively impacted the 2000 second quarter and year-to-date results, as net income increased to $377 for the quarter and $732 year-to-date, 57% above the 1999 second quarter and 59% over the 1999 first half.

     Annualized return on shareholders' equity was 17.0% as of June 30, 2000, compared with 14.8% for the 1999 period. The increase was due to rising earnings in 2000, which outpaced the increase in shareholders' equity balances resulting primarily from the recent acquisitions.

Segment Information

I.   Alumina and Chemicals


                            Second quarter ended   Six months ended
                                    June 30           June 30
                                    -------           -------
                                 2000     1999       2000     1999
                                ------   ------     ------   ------
Alumina production               3,495    3,306      6,972    6,518
Third-party alumina shipments    1,801    1,836      3,634    3,500

Third-party sales               $  515   $  456     $1,055   $  876
Intersegment sales                 274      221        524      452
                                ------   ------     ------   ------
  Total sales                   $  789   $  677     $1,579   $1,328
                                ======   ======     ======   ======

After-tax operating income      $  140   $   62     $  295   $  122
                                ======   ======     ======   ======

This segment's activities include the mining of bauxite, which is then refined into alumina. The alumina is then sold to internal and external customers worldwide, or processed into industrial chemical products. Alcoa's Australian alumina operations are a significant component of this segment. This segment does not include the Reynolds alumina assets to be divested. The majority of the third-party sales from this segment are derived from alumina.

     Third-party sales for this segment increased 13% from the 1999 second quarter, though shipments decreased 2%. Higher realized prices for alumina, 18% over the 1999 second quarter, drove these increases. For the six-month period ending June 30, third-party sales increased 20% over the same 1999 period. This was due to 4% higher shipments and higher prices.

     After-tax operating income (ATOI) for this segment increased 126% to $140 for the 2000 second quarter and 142% to $295 for the six-month period. The increases were primarily due to higher prices as well as improved overall cost performance. Second quarter 2000 conversion costs decreased $29 after tax versus the 1999 second quarter. These savings were primarily generated through productivity growth and purchasing efficiencies.

II. Primary Metals


                             Second quarter ended    Six months ended
                                     June 30              June 30
                                     -------              -------
                                  2000     1999      2000     1999
                                 ------   ------    ------   ------
Aluminum production                 881      708     1,591    1,411
Third-party aluminum shipments      493      354       832      724

Third-party sales                $  852   $  519    $1,463   $1,053
Intersegment sales                  832      714     1,682    1,454
                                 ------   ------    ------   ------
  Total sales                    $1,684   $1,233    $3,145   $2,507
                                 ======   ======    ======   ======

After-tax operating income       $  225   $  106    $  452   $  203
                                 ======   ======    ======   ======

This group's primary focus is Alcoa's worldwide smelter system. Primary Metals receives alumina from the alumina and chemicals segment and produces aluminum ingot to be used by other Alcoa segments, as well as sold to outside customers. Results from internal hedging contracts and from marking to market certain aluminum commodity contracts are also included in this segment. The smelting operations of Reynolds have been added to this segment. The sale of ingot represents over 90% of this segment's third-party sales. Revenues from the sale of powder and scrap are also included here.

     In the 1999 fourth quarter, Alcoa changed its internal reporting system to include the results of aluminum hedging in the Primary Metals segment. Previously these results were reported as reconciling items between segment ATOI and net income. Segment results for the 1999 second quarter and six-month period have been restated to reflect this change.

     In January 2000, Alcoa announced that it was restarting approximately 200,000 mt of primary aluminum capacity. The restarted capacity will be in production by the end of 2000. In July 2000, Alcoa announced that it will temporarily curtail all production at its 121,000 metric ton per year (mtpy) primary aluminum smelter in Troutdale, Oregon, a former Reynolds facility which had been operating at an 80,000 mtpy level. Curtailment will begin immediately. After the scheduled curtailment and restart of capacity, Alcoa will have approximately 370,000 mtpy of idle capacity.

     Third-party ingot sales for the second quarter rose 64% from the 1999 second quarter on a 39% increase in shipments, due to the addition of Reynolds' smelters. Excluding the locations recently acquired, third-party sales increased 12% quarter-to-quarter and 13% year-to-year, as higher prices more than offset a decline in shipments of 2% quarter-to-quarter and 3% year-to-year. Alcoa's average realized third-party price for ingot rose 16% to 74 cents per pound from the 1999 to the 2000 second quarter and 20% to 76 cents from the 1999 to the 2000 six-month period, reflecting the increase in market prices over last year. Intersegment sales also rose 17% in the 2000 second quarter and 16% in the 1999 six-month period as a result of these higher prices.

     Primary metals second quarter and six-month ATOI rose 112% from the 1999 second quarter and 123% from the 1999 six-month period, respectively, as higher ingot prices and the impact of acquired Reynolds facilities beginning in May lifted ATOI. Also contributing were mark to market gains of $7 for the quarter and $6 year-to-date after tax. Partially offsetting these positive factors were lower shipments from the locations other than those recently acquired from Reynolds, both in the second quarter and in the six-month period. Higher energy costs for these locations also impacted earnings, reducing ATOI $12 for the quarter and $17 for the six-month period.

III. Flat-Rolled Products

                              Second quarter ended      Six months ended
                                      June 30              June 30
                                      -------              -------
                                   2000     1999        2000     1999
                                 ------   ------      ------   ------
Third-party aluminum shipments      504      496       1,011      983

Third-party sales                $1,394   $1,258      $2,798   $2,528
Intersegment sales                   29       11          42       26
                                 ------   ------      ------   ------
  Total sales                    $1,423   $1,269      $2,840   $2,554
                                 ======   ======      ======   ======

After-tax operating income       $   74   $   72      $  147   $  137
                                 ======   ======      ======   ======

This segment's primary business is the production and sale of aluminum plate, sheet, and foil. This segment includes the aggregation of rigid container sheet
(RCS), which is used to produce aluminum beverage cans, and sheet and plate used in the aerospace and distributor markets. Approximately one-half of the third-party sales from this segment are derived from sheet and plate and one-third are from RCS.

     Third-party flat-rolled product sales for the second quarter rose 11% over the prior year quarter, driven by slightly higher overall shipments and 8% higher prices. Year-to-date sales increased 10% over the prior year period due to increases in shipments and prices of 3% and 7%, respectively. For RCS, third-party sales were up 13% for the quarter and 10% year-to-date versus the comparable 1999 periods due again to higher prices -- 10% for the quarter and 9% year-to-date. For the 2000 six-month period, sheet and plate third-party sales were up 12% over the 1999 period due equally to rising shipment volumes and prices.

     Flat-rolled products' ATOI of $74 for the second quarter and $147 year-to-date were 3% and 7% higher, respectively, than the corresponding 1999 periods. RCS ATOI improved 20% for the quarter and 30% for the year due to productivity improvements. Sheet and plate ATOI decreased 4% for the quarter while increasing 4% for the six-month period. After tax cost reductions of $12 for the quarter and $27 year-to-date and continued improvement in Brazilian results were offset by lower European ATOI from a less profitable product mix and overall flat U.S. results.

IV. Engineered Products


                             Second quarter ended   Six months ended
                                     June 30           June 30
                                     -------           -------
                                  2000     1999     2000     1999
                                 ------   ------   ------   ------
Third-party aluminum shipments      282      249      548      507

Third-party sales                $1,296   $  939   $2,349   $1,881
Intersegment Sales                   15        3       28        6
                                 ------   ------   ------   ------
  Total sales                    $1,311   $  942   $2,377   $1,887
                                 ======   ======   ======   ======

After-tax operating income       $   62   $   61   $  115   $  106
                                 ======   ======   ======   ======

Products produced by this segment include hard and soft alloy extrusions, including Alcoa's architectural extrusion businesses, super-alloy castings, steel and aluminum fasteners, forgings and wheels. These products are used primarily by transportation and distribution customers worldwide. This segment includes the Reynolds' wheels business acquired in May 2000, as well as the Huck (fasteners) and Howmet (super-alloy castings) businesses added in June 2000 as part of the Cordant acquisition, and Excel Extrusions acquired from Noranda Aluminum in January 2000.

     Including acquisitions engineered products second quarter results showed increases of 38% in third-party revenues and 13% in shipments over the second three months of 1999. Year-to-date third-party revenues and shipments improved by 25% and 8%, respectively. Excluding these recent acquisitions, third-party sales increased 7% in the second quarter and 9% in the six-month period versus the corresponding 1999 periods, though volumes remained stable.

     Approximately two-thirds of the revenues from this segment are derived from the sale of extrusions. Second quarter and year-to-date third-party sales of soft alloy extrusions were up 25% and 19%, respectively, from the corresponding 1999 periods. Volume increases of 11% quarter-to-quarter and 7% year-to-year, as well as higher average prices drove this improvement. Hard alloy revenues for the quarter were flat, as higher prices offset a 6% decline in shipments. For the six-month period, third-party sales were down 8% on 11% lower shipments as compared with the 1999 period.

     In the 2000 second quarter, sales of wheels increased 69% over the 1999 second quarter on 77% higher volumes. For the year-to-date period, revenues from wheels increased 59% over the 2000 period on a 58% increase in shipment volumes. Almost 26% of second quarter revenues and 33% of shipments are attributable to the Reynolds' wheels business. Excluding these, revenues increased 26% over the 1999 second quarter and 36% over the 1999 six-month period, while shipments increased 19% quarter-over-quarter and 28% year-over-year.

     ATOI for the segment was $62 in the 2000 second quarter and $115 in the 2000 six-month period, up 2% and 8%, respectively, over the corresponding 1999 periods. Cost savings related to purchased materials of $5 in the 2000 quarter and $18 year-to-date contributed to these increases.

V. Packaging and Consumer

                                         Second quarter ended  Six months ended
                                               June 30           June 30
                                               -------           -------
                                             2000   1999       2000   1999
                                             ----   ----       ----   ----
Third-party aluminum shipments                 32      3         34      5

Third-party sales                            $524   $209       $727   $405

After-tax operating income                   $ 35   $ 25       $ 52   $ 38
                                             ====   ====       ====   ====

This segment includes closures, closure and packaging machinery, Aluminio's PET bottle businesses in Latin America, as well as the packaging and consumer businesses of Reynolds acquired in the 2000 second quarter. Alcoa's closures, packaging and PET bottle businesses were previously included in the Other category.

     Second quarter third-party sales for this segment rose 151%, due primarily to the acquisition of the Reynolds' packaging and consumer businesses in May 2000, as well as the acquisition of MCG Closures Limited (MCG) in April 2000. Excluding these recent acquisitions, third-party sales rose 9% versus the 1999 second quarter and 6% versus the 1999 six-month period. Sales by Aluminio's packaging operations in Brazil, which were negatively impacted by the 1999 currency devaluation and recession, grew by 10% quarter over quarter and 16% year over year. Closures sales were up 3% and 2% for the second quarter and the six-month period, respectively, versus 1999 periods, due primarily to the MCG acquisition.

     Segment ATOI was $35 in the 2000 second quarter and $52 in the 2000 six-month period, up 40% and 37% over the respective 1999 periods. This increase was primarily due to the acquisitions noted earlier, offset by higher raw materials costs for the closures and PET bottle businesses.

VI. Other

                                           Second quarter ended     Six months ended
                                                  June 30               June 30
                                                  -------               -------
                                               2000       1999       2000       1999
                                           --- ------ --- ------ --- ------ --- ----
 Third-party aluminum shipments                    50         15         69       30

 Third-party sales                          $     988    $   652    $ 1,708  $ 1,269

 After-tax operating income                 $      46    $    45    $    79  $    60
                                            =========  =========  =========  =======

This group includes Alcoa businesses that do not fit into the categories noted above. Among others, this includes Alcoa Fujikura, Ltd. (AFL), which produces fiber optic cable and services for the telecommunications industry and electrical components for the automotive industry, Thiokol Propulsion (Thiokol), a producer of solid rocket propulsion systems, Reynolds' metal distribution business (RASCO), and Alcoa's residential building products operations. Thiokol and RASCO were added in the 2000 second quarter as parts of the Cordant and Reynolds acquisitions, respectively. Packaging, closures and packaging machinery businesses which were previously reported in this group are now included in the Packaging and Consumer segment.

     Third-party revenues for this group were $988 in the 2000 second quarter and $1,708 in the 2000 six-month period, up 52% and 35% from the respective 1999 periods. After excluding Thiokol and RASCO, these growth rates adjust to 17% for both quarter over quarter and year over year.

     AFL revenues increased 19% in the 2000 second quarter and 16% in the first six months of 2000 over the corresponding 1999 periods. These increases were due in large part to growth in telecommunications sales of 95% quarter-to-quarter and 77% year-to-year, a significant portion of which were from acquisitions made since second quarter 1999. Revenues from the sale of residential building products decreased 5% from the 1999 second quarter on 6% lower shipment volume, leaving revenue growth for the six-month period flat on 4% lower shipments. Sales by Alcoa's automotive operations benefited from the acquisition, in the 1999 third quarter, of the remaining 50% of the A-CMI joint venture with Hayes Lemmerz International. After excluding the second quarter 2000 acquisitions, A-CMI, which was accounted for as an equity holding in 1999, contributed 29% of the overall revenue growth in this category quarter over quarter and 32% year over year.

     ATOI for this category in the 2000 second quarter was $46, up 2% from the 1999 second quarter, and was $79 for the 2000 six-month period, up 32% from the 1999 six-month period. Increases in ATOI for the 2000 quarter versus the 1999 second quarter were due to the addition of Thiokol and RASCO, offset by increases in feedstock costs for the building products business of $7 after tax. For the 2000 year-to-date period, productivity improvements of $16 after tax along with strong growth at AFL, drove ATOI results higher.

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

     Intersegment profit eliminations for the 2000 six-month period exceeded the 1999 period due to overall higher prices for alumina and aluminum. Interest expense increased because of higher debt related to recent acquisitions.
Minority interest increased quarter over quarter and year over year due to higher income at AofA, AFL, and Aluminio. Corporate expense increased from the 1999 second quarter and six-month period due to acquisitions. Other decreased in the 2000 second quarter as compared to the 1999 second quarter due to a negative swing in foreign exchange losses, offset by higher equity income. Other decreased in the 2000 six-month period versus the corresponding 1999 period due to the above mentioned items and because the estimated tax rates used in the segments in the 2000 first quarter were closer to the actual effective rate for the corporation as a whole than in the 1999 first quarter.

Costs and Other

Cost of Goods Sold - Cost of goods sold increased $1,076 and $1,280 from the prior year second quarter and six-month period, respectively. The increase reflects higher volumes including those related to acquisitions, partially offset by improved cost performance. Cost of goods sold as a percentage of sales in the 2000 second quarter was 76.0% versus 77.9% in the 1999 second quarter, and in the 2000 six-month period was 74.7% versus 78.2% in the 1999 period. The lower ratios in 2000 are due to higher revenues resulting from higher prices for alumina and aluminum, higher aluminum volumes and improved cost performance.

Selling, General Administrative, and Other Expenses - Selling, general administrative, and other (SG&A) expenses were up $69 from the 1999 second quarter and $104 from the 1999 six-month period, predominantly due to acquisitions. SG&A as a percentage of revenue was 4.9% in 2000 year-to-date, unchanged from the 1999 period.

Interest Expense - Interest expense was up $45, or 90%, from the 1999 second quarter, and $44, or 43%, for the 1999 six-month period, due to higher interest rates and higher debt levels as a consequence of the recent acquisitions.

     On July 20, 2000, Alcoa issued $1,500 of callable notes. Of these notes, $1,000 mature in 10 years and carry a coupon rate of 7.375%, and $500 mature in 5 years and carry a coupon rate of 7.25%.

Income Taxes - The income tax provision for the period is based on the expected effective tax rate adjusted for the impact of acquisitions from the acquisition dates through June 30. The 2000 second quarter rate of 34% differs from the statutory rate primarily because of taxes on foreign income. The 2000 rate differs from the 1999 second quarter rate primarily because of higher income before tax in 2000. The effective tax rate for the year is currently estimated at 35%.

Other Income/Foreign Currency - Other income (expense) increased to $52 in the 2000 second quarter and $93 in the 2000 six-month period from $43 and $40 in the comparable 1999 periods. Quarterly and year-to-date results benefited from higher equity and interest income, gains on sales of assets, proceeds from the demutualization of Met Life, and from acquisitions. The positive items were partially offset by higher exchange losses. Mark-to-market gains for the 2000 six-month period were $7 versus $6 in the prior year period.

Minority Interests - Minority interests' share of income from operations increased 57% from the 1999 second quarter and 139% from the 1999 first half to $85 and $191, respectively. The increase was due primarily to earnings growth at AofA and AFL, and a turnaround at Aluminio, which reported income in the 2000 first half versus a net loss in the 1999 period.

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

     In order to fulfill some of the orders noted above, Alcoa might be required to purchase aluminum to supplement its internal production. These purchases expose the company to the risk of higher aluminum prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At June 30, 2000 and 1999, these contracts totaled approximately 454,000 and 548,000 mt, respectively.
These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

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

     In addition to the above-noted aluminum positions, Alcoa had 157,000 mt and 75,000 mt of futures and options contracts outstanding at June 30, 2000 and 1999, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked to market, which resulted in year-to-date after-tax additions to earnings of $7 at June 30, 2000 and $6 at June 30, 1999.

     Alcoa also sells products to various third parties at prices that are influenced by changes in London Metal Exchange (LME) aluminum prices. From time to time, the company may elect to hedge a portion of these exposures to reduce the risk of fluctuating market prices on these sales. Towards this end, Alcoa may enter into short positions using futures and options contracts. At June 30, 2000, these contracts totaled 94,000 mt. These contracts act to fix a portion of the sales price related to these sales contracts.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 24 owned or operating facilities and adjoining properties, approximately 29 previously owned or operated facilities and adjoining properties and approximately 90 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

     As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters. For example, there are issues related to the Massena, New York, Pt. Comfort, Texas and Troutdale, Oregon sites that allege natural resource damage or off-site contaminated sediments, where investigations are ongoing. The following discussion provides additional details regarding the current status of these three sites.

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

     In 1988, Reynolds discovered that soils in the area of the heat transfer medium system at Reynolds' primary aluminum production plant in Massena, New York were contaminated with polychlorinated biphenyls ("PCBs") and other contaminants. Remediation of the contaminated soils and other contaminated areas of the plant was substantially completed in 1998. Portions of the St. Lawrence River system adjacent to the plant are also contaminated with PCBs. Since 1989, Reynolds has been conducting investigations and studies of the river system under order from the EPA issued under Superfund. Reynolds is in the process of working with the EPA to better define the scope of the dredging program, which is planned for 2001. Alcoa and Reynolds are also aware of a natural resource damage claim that may be asserted by certain federal, state and tribal natural resource trustees at this location.

     PT. COMFORT/LAVACA BAY. In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay. In March 1994, EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List and, shortly thereafter, Alcoa and EPA entered into an administrative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies. In accordance with this order, Alcoa recently submitted a draft remedial investigation, a draft feasibility study and a draft baseline risk assessment to EPA. In addition, Alcoa recently commenced construction of the EPA-approved project to fortify an offshore dredge disposal island. The probable and estimable costs of these actions are fully reserved. In addition, during March 2000, Alcoa submitted a Feasibility Study to EPA providing remedial alternatives for the site. Alcoa believes it has now fully reserved the probable cost of remediation for the site. Since the order with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is currently expected to be completed by late 2000 or early 2001.

     TROUTDALE, OREGON. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Reynolds is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and promoting more efficient cleanup at the site.

     Based on the above, it is possible that Alcoa's results of operations, in a particular period, could be materially affected by matters relating to these two sites. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

     Alcoa's remediation reserve balance at June 30, 2000 was $343 (of which $45 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. No single site represents more than 20% of the total reserve balance. Remediation expenses charged to the reserve in the 2000 second quarter were $21. They include expenditures currently mandated, as well as those not required by any regulatory authority or third-party. Additions to the reserve of $189 were made in the 2000 second quarter pertaining predominantly to Reynolds sites.

     Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations

Cash from operations during the 2000 year-to-date period totaled $1,106, compared with $912 in the 1999 period. The increase reflects higher net income and an increase in the minority interests' share of net income, partly offset by higher working capital requirements.

Financing Activities

Financing activities provided $1,940 of cash in the 2000 first half, compared with $531 used in the 1999 period. The increase was mainly due to the issuance of debt to fund acquisitions. Short-term borrowings and commercial paper grew by $1,311 and $1,453, respectively, in the 2000 period, compared with decreases of $7 and 70, respectively, in the 1999 period. Long-term debt increased by $1,607 in the 2000 six-month period, versus an increase of $216 in the 1999 period. Offsetting this growth in debt was an increase in payments on long-term debt, $1,358 in the 2000 period versus $283 in the 1999 period.

     Dividends paid to shareholders were $201 in the 2000 six-month period, an increase of $52 over the 1999 period. The change was primarily due to a 24% increase in Alcoa's total dividend, which paid out 25 cents in the 2000 period versus 20.125 cents per share in the 1999 period.

Investing Activities

     Investing activities used $2,961 during the 2000 first half, compared with $476 in the 1999 period. Acquisitions accounted for the bulk of the change, requiring $2,534 above cash acquired in the 2000 period versus $16 in the 1999 period. In the 2000 first quarter Alcoa acquired Excel Extrusions, Inc. from Noranda Aluminum. In the second quarter, Alcoa acquired MCG from Wassall plc., as well as Cordant, the portion of Howmet not owned by Cordant, and Reynolds. Also in the second quarter, AofA acquired Eastern Aluminum Ltd.

     During the 1999 period, Alcoa acquired the bright products business of Pechiney's Rhenalu rolling plant located near Toulouse, France and Reynolds' aluminum extrusion plant in Irurzun, Spain.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously reported, in March 1998, Region V of the Environmental Protection Agency (EPA) referred various alleged environmental violations at Alcoa's Warrick Operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations stem from an April 1997 multi-media environmental inspection of Warrick Operations by the EPA relating to water permit exceedances as reported on monthly discharge monitoring reports, wastewater toxicity issues and alleged opacity violations. After negotiations, the parties reached final agreement on the language of a consent decree in settlement of this matter. Alcoa agreed to pay a civil penalty of $2.4 and agreed to performance of a supplemental environmental project and injunctive relief. The consent decree was signed and lodged with the court on May 13, 2000. The court entered the consent decree as a final judgment on June 14, 2000, and Alcoa paid the civil penalty on June 21, 2000.

     As previously reported, in March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen Works of Discovery Aluminas, Inc., a subsidiary in Port Allen, Louisiana. Also in March, Discovery Aluminas, Inc. was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. The case has not been set for trial. In October 1999, a second grand jury subpoena for documents was issued to Alcoa requesting information regarding wastewater discharges from the Port Allen plant. Alcoa responded to the subpoena, continues to cooperate with the government, and is engaged in discussions seeking to resolve the situation.

     In late 1998, Howmet International Inc. ("Howmet") discovered certain product testing and specification non-compliance issues at the Montreal, Quebec and Bethlehem, Pennsylvania operations of its Howmet Aluminum Castings subsidiaries (formerly called Cercast). In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro, Texas aluminum casting facility, at the Montreal and Bethlehem operations and, in 2000, at its Dover, New Jersey super-alloy casting facility. Howmet has notified customers and the appropriate government agencies and has substantially completed correction of these issues. Howmet knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue to be, late in delivery of products to certain customers. The Defense Criminal Investigative Service ("DCIS"), in conjunction with the other agents from the Department of Defense and the National Aeronautics and Space Administration, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed Howmet that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. Howmet is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation. All customer claims relating to the foregoing matters either have been resolved or, in the judgment of Howmet, will be resolved within existing reserves. On August 6, 1999 Howmet entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts. On June 20, 2000, Alcoa completed its acquisition of Howmet.

     Effective May 17, 2000, Article FIFTH of Alcoa's Articles of Incorporation was amended to increase the number of shares of common stock, $1.00 par value, that Alcoa is authorized to issue from 600 million to 1.8 billion. The amendment, which had been approved by Alcoa's Board of Directors on January 10, 2000, was submitted to and approved by Alcoa's shareholders at the annual meeting held on May 12, 2000. (See Part II, Item 4 below.) Approval of the amendment was required to permit the two-for-one split of the common stock that was distributed on June 9, 2000 to holders of record on May 26, 2000. The amendment permits the issuance of additional shares up to the new 1.8 billion maximum authorization without further action or authorization by shareholders, except as may be required in a specific case by applicable law or stock exchange regulations. Such additional authorized shares, if and when issued, would have the same rights and privileges as the shares of Alcoa common stock issued and outstanding before the amendment became effective.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     At the annual meeting of Alcoa shareholders held on May 12, 2000, Paul H. O'Neill was reelected a director of Alcoa to serve for a term expiring December 31, 2000, and Kenneth W. Dam and Judith M. Gueron were reelected to serve for three-year terms. Votes cast for Mr. O'Neill were 306,435,745 and votes withheld were 2,898,561; votes cast for Mr. Dam were 306,548,699 and votes withheld were 2,785,607; and votes cast for Dr. Gueron were 306,522,575 and votes withheld were 2,811,731.

     Also at that annual meeting, a proposal to approve an amendment to Alcoa's Articles of Incorporation to increase the number of authorized shares of common stock was adopted. Total votes cast for the amendment to the Articles of Incorporation were 301,441,334, votes cast against were 6,005,350, and there were 1,889,596 abstentions. Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of Alcoa's incorporation.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) Exhibits

     3(a).   Articles of Incorporation of the Registrant as amended

     10(n).  Revolving Credit Agreement (364-Day), dated as of
             April 28, 2000

     10(t).  Revolving Credit Agreement (Five-Year), dated as of
             April 28, 2000

     12.     Computation of Ratio of Earnings to Fixed Charges

     15. Independent Accountants' letter regarding unaudited financial information

     27.     Financial Data Schedule

(b) During the second quarter of 2000, Alcoa filed with the Securities and Exchange Commission:

(1) a Form 8-K, dated May 8, 2000, reporting under Item 5 the approval by the U.S. Department of Justice and the European Union, and the completion of, the merger between Alcoa and Reynolds Metals Company ("Reynolds"). In addition, Alcoa filed a Form 8-K/A on July 10, 2000, including under Item 2 the approval and completion of the merger between Alcoa and Reynolds and including under Item 7 historical financial statements of Reynolds and unaudited pro forma condensed consolidated financial information of Alcoa and Reynolds.

(2) a Form 8-K, dated May 15, 2000, reporting under Item 5 a two-for-one common stock split and including restated financial information to reflect the stock split; and

(3) a Form 8-K, dated June 22, 2000, reporting under Item 5 information concerning new technology in the aluminum smelting process.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Alcoa Inc.




    July 27, 2000                   By /s/ RICHARD B. KELSON
    ------------------------        ----------------------------
    Date                             Richard B. Kelson
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



    July 27, 2000                   By /s/ TIMOTHY S. MOCK
    ------------------------        ----------------------------
    Date                             Timothy S. Mock
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                    EXHIBITS

                                                                    Page

     3(a). Articles of Incorporation of the Registrant as amended

     10(n). Revolving Credit Agreement (364-Day), dated as of
            April 28, 2000

     10(t). Revolving Credit Agreement (Five-Year), dated as of
            April 28, 2000

     12.    Computation of Ratio of Earnings to Fixed Charges         28

     15.    Independent Accountants' letter regarding unaudited       29
            financial information

     27.    Financial Data Schedule