Form 10-Q
period 2000-09-30
ALCOA INC
filed 2000-10-20
CIK 4281

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


For the Quarter Ended September 30, 2000         Commission File Number 1-3610


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

                                  Yes  X   No

     As of October 19, 2000, 864,961,099 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.



A07-15440

PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                                 (unaudited)
                                                                September 30        December 31
ASSETS                                                              2000                1999
                                                                ------------        -----------
Current assets:
  Cash and cash equivalents                                     $       284         $     237
  Short-term investments                                                 90                77
  Receivables from customers, less allowances of
  $71 in 2000 and $58 in 1999                                         3,224             2,199
  Other receivables                                                     143               165
  Inventories (B)                                                     2,785             1,618
  Deferred income taxes                                                 280               233
  Prepaid expenses and other current assets                             501               271
                                                                -----------         ---------
   Total current assets                                               7,307             4,800
                                                                -----------         ---------

Properties, plants and equipment, at cost                            22,304            18,436
Less, accumulated depreciation, depletion and
 Amortization                                                         9,424             9,303
                                                                -----------         ---------
   Net properties, plants and equipment                              12,880             9,133
                                                                -----------         ---------

Goodwill, net of accumulated amortization of $296 in
 2000 and $221 in 1999                                                5,411             1,328
Other assets, including assets held for sale (G)                      5,137             1,805
                                                                -----------         ---------
   Total assets                                                 $    30,735         $  17,066
                                                                ===========         =========

LIABILITIES
Current liabilities:
  Short-term borrowings                                         $     2,452         $     343
  Accounts payable, trade                                             1,797             1,219
  Accrued compensation and retirement costs                             895               582
  Taxes, including taxes on income                                      632               368
  Other current liabilities                                             923               424
  Long-term debt due within one year                                    433                67
                                                                -----------         ---------
    Total current liabilities                                         7,132             3,003
                                                                -----------         ---------
Long-term debt, less amount due within one year                       5,297             2,657
Accrued postretirement benefits                                       2,545             1,720
Other noncurrent liabilities and deferred credits                     2,278             1,473
Deferred income taxes                                                 1,050               437
                                                                -----------         ---------
    Total liabilities                                                18,302             9,290
                                                                -----------         ---------

MINORITY INTERESTS                                                    1,439             1,458
                                                                -----------         ---------

CONTINGENT LIABILITIES (C)                                                -                 -

SHAREHOLDERS' EQUITY
Preferred stock                                                          56                56
Common stock                                                            925               395
Additional capital                                                    5,923             1,704
Retained earnings                                                     6,742             6,061
Treasury stock, at cost                                              (1,713)           (1,260)
Accumulated other comprehensive income (D)                             (939)             (638)
                                                                -----------         ---------
    Total shareholders' equity                                       10,994             6,318
                                                                -----------         ---------
     Total liabilities and shareholders' equity                 $    30,735         $  17,066
                                                                ===========         =========

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                            ------------------------  ------------------------
                                                2000        1999         2000         1999
                                            -----------  -----------  -----------  -----------
REVENUES
Sales                                       $     6,298  $     4,052  $    16,398  $    12,070
Other income                                         46           38          139           77
                                            -----------  -----------  -----------  -----------
                                                  6,344        4,090       16,537       12,147
                                            -----------  -----------  -----------  -----------
COSTS AND EXPENSES
Cost of goods sold                                4,798        3,120       12,346        9,388
Selling, general administrative
 and other expenses                                 314          202          813          597
Research and development expenses                    47           33          134           91
Provision for depreciation,
 depletion and amortization                         350          224          865          663
Interest expense                                    141           51          287          153
                                            -----------  -----------  -----------  -----------
                                                  5,650        3,630       14,445       10,892
                                            -----------  -----------  -----------  -----------

EARNINGS
   Income before taxes on income                    694          460        2,092        1,255
Provision for taxes on income (E)                   235          147          711          402
                                            -----------  -----------  -----------  -----------
   Income from operations                           459          313        1,381          853
Less: Minority interests' share                      91           54          281          133
                                            -----------  -----------  -----------  -----------
NET INCOME                                  $       368  $       259  $     1,100  $       720
                                            ===========  ===========  ===========  ===========

EARNINGS PER SHARE (F)
    Basic                                   $       .42  $       .36  $      1.37  $       .98
                                            ===========  ===========  ===========  ===========

    Diluted                                 $       .42  $       .35  $      1.36  $       .96
                                            ===========  ===========  ===========  ===========

Dividends paid per common share             $      .125  $      .101  $      .375  $      .302
                                            ===========  ===========  ===========  ===========


The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                           Nine months ended
                                                                              September 30
                                                                     ------------------------------
                                                                          2000            1999
                                                                     -------------   -------------
CASH FROM OPERATIONS
Net income                                                           $   1,100       $     720
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                874             674
   Change in deferred income taxes                                          42              89
   Equity income before additional taxes, net of dividends                 (57)             (4)
   Gain on sale or disposal of assets                                       (7)             (1)
   Minority interests                                                      281             134
   Other                                                                    11               9
Changes in assets and liabilities, excluding the effects of
 acquisitions and divestitures:
   Increase in receivables                                                (118)           (154)
   (Increase) reduction in inventories                                     (17)            287
   Increase in prepaid expenses and other
     current assets                                                       (166)            (51)
   Reduction in accounts payable and accrued expenses                     (267)           (124)
   Increase (reduction) in taxes, including taxes on income                289             (66)
   Increase (reduction) in deferred hedging gains                            2             (63)
   Net change in noncurrent assets and liabilities                         (59)            (40)
                                                                     ---------       ---------
      CASH PROVIDED FROM OPERATIONS                                      1,908           1,410
                                                                     ---------       ---------

FINANCING ACTIVITIES
Net changes in short-term borrowings                                     1,856             181
Common stock issued and treasury stock sold, excluding
 stock issued in acquisitions                                              182             577
Repurchase of common stock                                                (730)           (838)
Dividends paid to shareholders                                            (310)           (223)
Dividends paid to minority interests                                      (192)            (64)
Net change in commercial paper                                             849               -
Additions to long-term debt                                              1,703             318
Payments on long-term debt                                              (1,689)           (726)
                                                                     ---------       ---------
      CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                 1,669            (775)
                                                                     ---------       ---------

INVESTING ACTIVITIES
Capital expenditures                                                      (740)           (609)
Acquisitions, net of cash acquired (H)                                  (2,745)            (52)
Proceeds from the sale of assets                                             4              14
Net change in short-term investments                                       (14)            (46)
Additions to investments                                                   (37)            (90)
Sale of investments                                                         18              31
Changes in minority interests                                                1               -
Other                                                                      (10)            (10)
                                                                     ---------       ---------
      CASH USED FOR INVESTING ACTIVITIES                                (3,523)           (762)
                                                                     ---------       ---------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (7)             (3)
                                                                     ---------       ---------
Net change in cash and cash equivalents                                     47            (130)
Cash and cash equivalents at beginning of year                             237             342
                                                                     ---------       ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     284       $     212
                                                                     =========       =========

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements
(in millions, except per share amounts)

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

B. Inventories

                                                September 30        December 31
                                                    2000               1999
                                               ---------------    --------------
 Finished goods                                    $  859             $  363
 Work in process                                      864                550
 Bauxite and alumina                                  333                286
 Purchased raw materials                              517                267
 Operating supplies                                   212                152
                                               ----------          ---------
                                                   $2,785             $1,618
                                               ==========          =========

     Approximately 56% of total inventories at September 30, 2000 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $667 and $645 higher at September 30, 2000 and December 31, 1999, respectively. During the third quarter 2000, LIFO inventory quantities were reduced which resulted in a partial liquidation of the LIFO bases. The impact of the liquidation increased net income by $13 for the quarter and year-to-date.

C. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed might be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse impact on the financial position of the company.

     Alcoa Aluminio, S.A. (Aluminio) is currently party to a hydroelectric construction project in Brazil. Total estimated construction costs are $500, of which the company's share is 24%. In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be liable for its pro rata share of the deficiency.

     Alcoa of Australia, Ltd. (AofA) is party to a number of natural gas and electricity contracts that expire between 2001 and 2022. Under these take-or-pay contracts, AofA is obligated to pay for a minimum amount of natural gas or electricity even if these commodities are not required for operations. Commitments related to these contracts range from $176 to $182 annually through 2005 and approximately a total of $2,200 for all periods thereafter.

D. Comprehensive Income

                                               Third quarter ended          Nine Months ended
                                                   September 30                September 30
                                            --------------------------  --------------------------
                                                2000          1999          2000          1999
                                            -----------   -----------   -----------   ------------
Net income                                  $    368      $    259      $  1,100      $    720
Other comprehensive loss, primarily
 translation                                    (181)         (179)         (301)         (278)
                                            --------      --------      --------      --------
Comprehensive income                        $    187      $     80      $    799      $    442
                                            ========      ========      ========      ========

E. Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The 2000 third quarter rate of 34% differs from the statutory rate primarily because of taxes on foreign income. The 2000 third quarter rate differs from the 1999 third quarter rate of 32% primarily because of higher US income before tax in 2000 that dilutes the impact of net permanent differences.


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

                                               Third quarter ended        Nine months ended
                                                   September 30              September 30
                                              ----------------------  ------------------------
                                                  2000         1999         2000         1999
                                                 -------      -------     --------      -------
Net income                                       $  368       $  259      $ 1,100       $  720
Less: Preferred stock dividends                       1            1            2            2
                                                 ------       ------      -------       ------
Income available to common
 Stockholders                                    $  367       $  258      $ 1,098       $  718

Average shares outstanding-basic                    866          733          799          734
Effect of dilutive securities:
  Shares issuable upon exercise of
   dilutive outstanding stock options
   and settlement of forward share
   repurchases                                        8           17            9           17
                                                 ------       ------      -------       ------
  Average diluted shares outstanding                874          750          808          751
Basic EPS                                        $  .42       $  .36      $  1.37       $  .98
                                                 ======       ======      =======       ======
Diluted EPS                                      $  .42       $  .35      $  1.36       $  .96
                                                 ======       ======      =======       ======

    Options to purchase 44 million shares of common stock at an average exercise price of $36.00 were outstanding as of September 30, 2000 but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

    In April 2000, Alcoa entered into a forward share repurchase agreement to partially hedge the equity exposure related to its stock option program. The contract, which matures in 2002, allows the company to repurchase up to 10 million shares from the financial institution. The company may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement. As of September 30, 2000, 10 million shares had been committed to the contract at an average price of $31.90 per share. The effect of this repurchase agreement has been included in determining diluted EPS.

G. ACQUISITIONS - In August 1999, Alcoa and Reynolds Metals Company (Reynolds) announced they had reached a definitive agreement to merge. On May 3, 2000, after approval by the US Department of Justice (DOJ) and other regulatory agencies, Alcoa and Reynolds completed their merger. Under the agreement, Alcoa issued 2.12 shares post-split of Alcoa common stock for each share of Reynolds. The exchange resulted in Alcoa issuing approximately 135 million shares at a value of $33.30 (post-split) to Reynolds stockholders. The transaction was valued at approximately $5,900, including debt assumed, and has been accounted for using the purchase method. The total purchase costs of the acquisition have been allocated to the tangible and intangible assets and liabilities acquired based on their fair values. The purchase price includes the conversion of outstanding Reynolds options to Alcoa options as well as other direct costs of the acquisition. The purchase price allocation is preliminary; the final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, that have not been completed. The preliminary allocation resulted in total goodwill of approximately $1,600, which will be amortized over a forty-year period.

  As part of the merger agreement, Alcoa agreed to divest the following Reynolds operations:
  -  Reynolds' 56% stake in its alumina refinery at Worsley, Australia,
  -  Reynolds' 50% stake in its alumina refinery at Stade, Germany,
  -  100% of Reynolds' alumina refinery at Sherwin, Texas and
  -  25% of Reynolds' interest in its aluminum smelter at Longview, Washington.

Under the agreement, these divestitures must be completed within six months of the merger date of May 3, 2000 (nine months for Worsley). Alcoa has formally asked the European Union (EU) for an extension for the Stade, Germany and Longview, Washington divestitures. At this time Alcoa has not received a formal reply.

    The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with EITF 87-11 Allocation of Purchase Price to Assets to be Sold. Under EITF 87-11, the fair value of net assets to be divested have been reported as assets held for sale in the Condensed Consolidated Balance Sheet, and the results of operations from these assets of $14 after tax have not been included in the Condensed Statement of Consolidated Income.

    On August 29, 2000 Alcoa and Billiton plc (Billiton) announced they had reached an agreement under which Billiton will acquire Reynolds Australia Alumina, Ltd. LLC, which holds a 56% interest in the Worsley alumina refinery in Western Australia. The price is $1,490, and the sale is expected to close in January 2001. The sale is subject to regulatory, including appropriate antitrust, approvals. Alcoa received approval from the EU for the sale. Alcoa also requested and is awaiting approval for this sale from the US DOJ.

    On October 19, 2000 Alcoa reached a definitive agreement subject to certain closing conditions, including approval by the US Government, to sell the Sherwin, Texas alumina refinery in the fourth quarter of 2000.

    On March 14, 2000, Alcoa and Cordant Technologies Inc. (Cordant) announced a definitive agreement under which Alcoa would acquire all outstanding shares of Cordant, a company serving global aerospace and industrial markets. In addition, on April 13, 2000, Alcoa announced plans to commence a cash tender offer for all outstanding shares of Howmet International Inc. (Howmet). The offer for Howmet shares was part of Alcoa's acquisition of Cordant, which owned approximately 85% of Howmet. On May 25, 2000 and June 20, 2000, after approval by the DOJ and other regulatory agencies, Alcoa completed the acquisition of Cordant and Howmet, respectively. Under the agreement and tender offer, Alcoa paid $57 for each outstanding share of Cordant common stock and $21 for each outstanding share of Howmet common stock. The total value of the transaction was approximately $3,300, including the assumption of debt. This transaction has been accounted for using the purchase method. The purchase price includes the conversion of outstanding Cordant and Howmet options to Alcoa options as well as other direct costs of the acquisition. The purchase price allocation is preliminary; the final allocation is subject to valuation and other studies, including environmental and other contingent liabilities, that have not been completed. The preliminary allocation resulted in total goodwill of approximately $2,500, which will be amortized over periods not to exceed forty years.

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

                                      Nine months ended
                                         September 30
                                         ------------
                                   2000               1999
                                  --------           --------
Sales                              $19,180            $17,280
Net Income                           1,145                726
Basic EPS                          $  1.32            $  0.84
                                   =======            =======
Diluted EPS                        $  1.31            $  0.82
                                   =======            =======

    The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

    Debt increased $4,552 as a result of the Reynolds and Cordant acquisitions. Debt of $1,297 was assumed in the acquisition of Reynolds, while $826 of debt was assumed in the acquisition of Cordant. The Cordant acquisition price of $2,429, including the acquisition of the remaining shares of Howmet, was financed with debt. On July 20, 2000, Alcoa issued $1,500 of callable notes. Of these notes, $1,000 mature in 10 years and carry a coupon rate of 7.375%, and $500 mature in 5 years and carry a coupon rate of 7.25%. A portion of these notes was used to refinance debt.

    On August 24, 2000, Alcoa and Luxfer Holdings plc announced that they had reached an agreement under which Alcoa will acquire the aluminum plate, sheet and soft-alloy extrusion manufacturing operations and distribution businesses of British Aluminium Limited, a wholly owned subsidiary of Luxfer. These businesses generated approximately $360 in revenues in 1999 and have about 1,550 employees. The transaction is subject to clearance by antitrust authorities in Europe. The transaction does not require US regulatory approval and is expected to be completed in the fourth quarter of 2000.

    Alcoa completed a number of other acquisitions in 2000, as described in Management's Discussion and Analysis that amounted to $403. None of these transactions had a material impact on Alcoa's financial statements.

H. CASH FLOW INFORMATION - The details of cash payments related to acquisitions follow.

                                               Nine months ended
                                               September 30,2000
                                             ----------------------
Fair value of assets acquired                       $14,519
Liabilities assumed                                  (7,021)
Stock issued                                         (4,649)
                                                    -------
Cash paid                                             2,849
Less: cash acquired                                    (104)
                                                    -------
Net cash paid for acquisitions                      $ 2,745
                                                    =======

    I. RECENTLY ISSUED ACCOUNTING STANDARDS - In September 2000, the FASB issued SFAS 140, a replacement of Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 is effective for transfers after March 31, 2000 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

    In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. On October 13, 2000 the SEC issued Frequently Asked Questions and Answers
(FAQs) relating to SAB 101. The company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

          In June 1998, the Financial Accounting Standards Board (FASB)issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. In June 1999, the FASB approved a delay in the effective date of this standard until January 2001. In June 2000, the FASB in SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, amended SFAS 133 to provide guidance on its implementation. Management is currently completing a plan of implementation. The company believes that the adoption of the amended standard will have a material impact on its balance sheet. Upon adoption, Alcoa's commodity, foreign exchange and interest rate derivative contracts as well as certain underlying exposures will be recorded on the balance sheet at fair value.


     J. RECLASSIFICATIONS - Certain amounts have been reclassified to conform to current year presentation.

     K. SEGMENT INFORMATION - Alcoa is primarily a producer of aluminum products. Its segments are organized by product on a worldwide basis. Alcoa's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Non-operating items such as interest income, interest expense, foreign exchange gains/losses and the effects of LIFO accounting and minority interest are excluded from segment profit. In addition, certain expenses such as corporate general administrative expenses, depreciation and amortization on corporate assets and certain special items are not included in segment results.

          Alcoa's products are used primarily by transportation (including aerospace, automotive, rail and shipping), packaging, building and construction, and industrial customers worldwide. Alcoa's businesses that do not fall into these categories are listed as Other. In the 2000 second quarter, as a result of recent acquisition activity, Alcoa changed its internal management reporting structure to add a Packaging and Consumer Products segment. Alcoa's closures, PET bottle and packaging machinery businesses were moved from the Other group to this segment. Previously reported data from the 1999 third quarter and nine-month periods have been restated in the schedules below to reflect this change. Reynolds' packaging and consumer businesses were also added to the new Packaging and Consumer Products segment. Other Reynolds and Cordant businesses were added to the appropriate existing segments. For more information on the segments, see Management's Discussion and Analysis beginning on page 13

          The following details sales and ATOI for each reportable segment for the three-month and nine-month periods ended September 30, 2000 and 1999.

Segment Information:   Alumina                 Flat-       Engi-       Pack-
                       & Chem-    Primary      Rolled      neered     aging &
Third quarter ended     icals      Metals     Products    Products    Consumer     Other      Total
September 30, 2000
Sales:
  Third-party sales      $  529     $ 1,049     $ 1,361     $ 1,586      $  631    $ 1,142    $ 6,298
  Intersegment sales        294         936          29          18           -          -      1,277
                         ------     -------     -------     -------      ------    -------   --------
  Total sales            $  823     $ 1,985     $ 1,390      $1,604        $631    $ 1,142    $ 7,575
                         ======     =======     =======     =======      ======    =======    =======
After-tax operating
 Income                  $  146     $   254     $    83     $    49      $   38    $    39    $   609
                         ======     =======     =======     =======      ======    =======   ========

Third quarter ended
September 30, 1999
Sales:
  Third-party sales      $  474     $   560     $ 1,273     $   917      $  191    $   637    $ 4,052
  Intersegment sales        214         671          14           6           -          -        905
                         ------     -------     -------     -------      ------    -------    -------
  Total sales            $  688     $ 1,231     $ 1,287     $   923      $  191    $   637    $ 4,957
                         ======     =======     =======     =======      ======    =======    =======
After-tax operating
 Income                  $   83     $   159     $    74     $    42      $   15    $    35    $   408
                         ======     =======     =======     =======      ======    =======    =======

Segment Information:   Alumina                 Flat-       Engi-       Pack-
                       & Chem-    Primary      Rolled      neered     aging &
Nine months ended       icals      Metals     Products    Products    Consumer      Other     Total
September 30, 2000
Sales:
  Third-party sales      $1,584      $2,512      $4,159      $3,935      $1,358     $2,850    $16,398
  Intersegment sales        818       2,618          71          46           -          -      3,553
                         ------      ------      ------      ------      ------     ------    -------
  Total sales            $2,402      $5,130      $4,230      $3,981      $1,358     $2,850    $19,951
                         ======      ======      ======      ======      ======     ======    =======
After-tax operating
 Income                  $  441      $  706      $  230      $  164      $   90     $  118    $ 1,749
                         ======      ======      ======      ======      ======     ======    =======

Nine months ended
September 30, 1999
Sales:
  Third-party sales      $1,350      $1,613      $3,801      $2,798      $  596     $1,906    $12,064
  Intersegment sales        666       2,125          40          12           -          -      2,843
                         ------      ------      ------      ------      ------     ------    -------
  Total sales            $2,016      $3,738      $3,841      $2,810      $  596     $1,906    $14,907
                         ======      ======      ======      ======      ======     ======    =======
After-tax operating
 Income                  $  205      $  362      $  211      $  148      $   53     $   95    $ 1,074
                         ======      ======      ======      ======      ======     ======    =======



The following table reconciles segment information to consolidated totals.

                                                 Third quarter ended          Nine months ended
                                                     September 30                September 30
                                                     ------------                ------------
                                                  2000          1999          2000          1999
                                                 ------        ------       -------       -------
Total after-tax operating income                 $  609        $  408        $1,749        $1,074
Elimination of intersegment (profit)
 loss                                                 9            (8)          (16)          (27)
Unallocated amounts (net of tax):
  Interest income                                     4             7            30            20
  Interest expense                                  (85)          (33)         (187)          (99)
  Minority interest                                 (91)          (54)         (281)         (133)
  Corporate expense                                 (66)          (34)         (173)         (110)
  Other                                             (12)          (27)          (22)           (5)
                                                 ------        ------        ------        ------
Consolidated net income                          $  368        $  259        $1,100        $  720
                                                 ======        ======        ======        ======


Segment assets:                          September 30        December 31
                                             2000               1999
                                           -------            -------
  Alumina and chemicals                    $ 2,807            $ 3,250
  Primary metals                             6,862              5,098
  Flat-rolled products                       3,588              3,395
  Engineered products                        6,437              2,387
  Packaging and consumer                     1,755                745
  Other                                      2,962              1,664
                                           -------            -------
Total Segment Assets                       $24,411            $16,539
                                           =======            =======

     The total segment assets and ATOI above do not include unallocated purchase accounting adjustments or assets to be divested.

   ________________________________

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

   INDEPENDENT ACCOUNTANT'S REVIEW REPORT
   --------------------------------------

   To the Shareholders and Board of Directors
   Alcoa Inc. (Alcoa)


      We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 2000, the unaudited condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999, which are included in Alcoa's Form 10-Q for the period ended September 30, 2000. These financial statements are the responsibility of Alcoa's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with audit standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 1999, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 10, 2000, except for Note V, for which the date is February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


   /s/ PricewaterhouseCoopers LLP


   PricewaterhouseCoopers LLP

   Pittsburgh, Pennsylvania
   October 5, 2000

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------
(dollars in millions, except share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and as such constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. See Risk Factors below.

Results of Operations
---------------------

Principal income and operating data follow.

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                                  ------------              ------------
                                                   2000         1999         2000         1999
                                                 --------     --------    ---------    ---------
 Sales                                           $6,298       $4,052      $16,398      $12,070
 Net income                                         368          259        1,100          720
 Basic earnings per common share                 $  .42       $  .36      $  1.37      $   .98
 Diluted earnings per common share               $  .42       $  .35      $  1.36      $   .96
 Shipments of aluminum products (mt)              1,419        1,100        3,913        3,349
 Shipments of alumina (mt)                        1,893        1,814        5,527        5,314
 Alcoa'a average realized ingot price            $  .77       $  .71      $   .77      $   .66
 Average 3-month LME price                       $  .72       $  .67      $   .72      $   .61

_________________________

Earnings Summary
Alcoa's 2000 third quarter revenues rose 55% from the 1999 third quarter to $6,298, and revenues for the nine months of 2000 increased 36% from the 1999 nine-month period to $16,398. The increase in revenues for both periods was due to higher overall aluminum and alumina prices, as well as higher shipment volumes due to acquisitions. However, the 2000 third quarter results were affected by the softening in the transportation, building, construction and distribution markets. Acquisitions, increased prices and cost reductions positively impacted the 2000 third quarter and year-to-date results as net income increased to $368 for the quarter and $1,100 year-to-date, 42% above the 1999 third quarter and 53% over the 1999 nine month period. Partially offsetting these positive factors were higher energy costs for natural gas and fuel oil that approximated $70.

    Annualized return on shareholders' equity was 17.0% as of September 30, 2000, compared with 15.7% for the 1999 period. The increase was due to increased earnings in 2000, which outpaced the increase in shareholders' equity balances resulting primarily from the recent acquisitions.

SEGMENT INFORMATION

I.   Alumina and Chemicals

                                              Third quarter ended         Nine months ended
                                                  September 30              September 30
                                                  ------------              ------------
                                                   2000         1999         2000         1999
                                               ----------    ---------    ---------     --------
 Alumina production                               3,509        3,372       10,481          9,890
 Third-party alumina shipments                    1,893        1,814        5,527          5,314

 Third-party sales                             $    529      $   474      $ 1,584       $  1,350
 Intersegment sales                                 294          214          818            666
                                               --------      -------      -------       --------
   Total sales                                 $    823      $   688      $ 2,402       $  2,016
                                               ========      =======      =======       ========

 After-tax operating income                    $    146      $    83      $   441       $    205
                                               ========      =======      =======       ========

This segment's activities include the mining of bauxite, which is then refined into alumina. The alumina is then sold to internal and external customers worldwide or processed into industrial chemical products. Alcoa's Australian alumina operations are a significant component of this segment. This segment does not include the Reynolds alumina assets to be divested. The majority of the third-party sales from this segment are derived from alumina.

    Third-party sales for this segment increased 12% from the 1999 third quarter. Shipments increased 4% while realized prices for alumina increased 9%. For the nine-month period ending September 30, third-party sales increased 17% over the same 1999 period. This was due to 4% higher shipments and higher prices.

    After-tax operating income (ATOI) for this segment increased 76% to $146 for the 2000 third quarter and 115% to $441 for the nine-month period. The increases were primarily due to higher prices as well as improved overall cost performance. Third quarter 2000 conversion costs decreased $14 after tax versus the 1999 third quarter. These savings were primarily generated through productivity improvements, offset by an increase in natural gas costs.


II. PRIMARY METALS

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                                  ------------              ------------
                                                   2000         1999         2000         1999
                                                 --------     --------     --------     --------
 Aluminum production                                965          724        2,556        2,134
 Third-party aluminum shipments                     574          335        1,406        1,059

 Third-party sales                             $  1,049     $    560     $  2,512     $  1,613
 Intersegment sales                                 936          671        2,618        2,125
                                               --------     --------     --------     --------
   Total sales                                 $  1,985     $  1,231     $  5,130     $  3,738
                                               ========     ========     ========     ========

 After-tax operating income                    $    254     $    159     $    706     $    362
                                               ========     ========     ========     ========

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

    In the 1999 fourth quarter, Alcoa changed its internal reporting system to include the results of aluminum hedging in the Primary Metals segment. Previously these results were reported as reconciling items between segment ATOI and net income. Segment results for the 1999 third quarter and nine-month period have been restated to reflect this change.

    In January 2000, Alcoa announced that it was restarting approximately 200,000 mt of primary aluminum capacity. The restarted capacity will be in production by the end of 2000. In June 2000, Alcoa announced that it was temporarily curtailing all production at its 121,000 metric ton per year (mtpy) primary aluminum smelter in Troutdale, Oregon, a former Reynolds facility that had been operating at an 80,000 mtpy level. The curtailment began immediately. After the scheduled curtailment and restart of capacity, Alcoa will have approximately 370,000 mtpy of idle capacity.

    Third-party sales for the third quarter rose 87% from the 1999 third quarter and 56% for the year on an increase in shipments, due to the addition of Reynolds' smelters of 71% and 33%, respectively. Excluding the locations recently acquired, third party sales increased 25% quarter-to-quarter and 19% year-to-year as a result of higher prices combined with increases in shipments of 13% quarter-to-quarter and 1% year-to-year. Alcoa's average realized third-party price for ingot rose 8% to 77 cents per pound from the 1999 third quarter to the 2000 third quarter and 17% to 77 cents from the 1999 nine-month to the 2000 nine-month period, reflecting the increase in market prices over last year. Intersegment sales also rose 39% in the 2000 third quarter and 23% in the 2000 nine-month period as a result of higher prices and volume related to acquisitions.

    Primary metals third quarter and nine-month ATOI rose 60% from the 1999 third quarter and 95% from the 1999 nine-month period, respectively, due to higher ingot prices and the impact of acquired Reynolds facilities beginning in May. Partially offsetting these positive factors were higher energy costs for these locations.

III. Flat-Rolled Products

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                                  ------------              ------------
                                                   2000         1999         2000         1999
                                                -------       ------       ------       ------
 Third-party aluminum shipments                     492          496        1,503        1,479

 Third-party sales                               $1,361       $1,273       $4,159       $3,801
 Intersegment sales                                  29           14           71           40
                                                 ------       ------       ------       ------
   Total sales                                   $1,390       $1,287       $4,230       $3,841
                                                 ======       ======       ======       ======

After-tax operating income                       $   83       $   74       $  230       $  211
                                                 ======       ======       ======       ======

This segment's primary business is the production and sale of aluminum plate, sheet and foil. This segment includes the aggregation of rigid container sheet
(RCS) used to produce aluminum beverage cans, and sheet and plate used in the aerospace and distributor markets. Approximately one-half of the third-party sales from this segment are derived from sheet and plate and one-third are from RCS.

    Third-party flat-rolled product sales for the 2000 third quarter rose 7% over the prior year quarter, driven by higher prices. Year-to-date sales increased 9% over the prior-year period due to increases in shipments and prices of 2% and 7%, respectively. For RCS, third-party sales were up 14% for the quarter and 12% year-to-date versus the comparable 1999 periods due to 8% higher prices for both the 2000 third quarter and year-to-date period, and higher shipments, 6% quarter-over-quarter and 3% year-over-year. For the 2000 nine-month period, sheet and plate third-party sales were up 9% over the 1999 period due to 2% higher shipment volumes and 7% higher prices. Sheet and plate sales for the 2000 third quarter rose 2% from the year-ago quarter as shipment declines of 11% in the US and 6% worldwide were offset by price increases of 9%.

    Flat-rolled products ATOI grew 12% for the 2000 third quarter and 9% year-to-date from the corresponding 1999 period levels. RCS ATOI fell 7% for the quarter due in part to higher energy and other costs. Sheet and plate ATOI increased 31% quarter-over-quarter as a more profitable product mix in the US and improved costs in Europe boosted results, though the impact was partially offset by higher energy costs. In the 2000 nine-month period, sheet and plate ATOI increased 11% over the 1999 period. After-tax cost reductions within the sheet and plate business of $45 year-to-date and the economic recovery in the 2000 year in Brazil drove this increase.


IV. Engineered Products

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                                  ------------              ------------
                                                   2000         1999         2000         1999
                                                 ------        -----       ------       ------
Third-party aluminum shipments                      258          249          806          756

Third-party sales                                $1,586        $ 917       $3,935       $2,798
Intersegment Sales                                   18            6           46           12
                                                 ------        -----       ------       ------
  Total sales                                    $1,604        $ 923       $3,981       $2,810
                                                 ======        =====       ======       ======

After-tax operating income                       $   49        $  42       $  164       $  148
                                                 ======        =====       ======       ======

Products produced by this segment include hard and soft alloy extrusions, including Alcoa's architectural extrusion businesses, super-alloy castings, steel and aluminum fasteners, forgings and wheels. Primarily transportation and distribution customers use these products worldwide. This segment includes the Reynolds wheels business acquired in May 2000, as well as the Huck (fasteners) and Howmet (super-alloy castings) businesses added in June 2000 as part of the Cordant acquisition, and Excel Extrusions acquired from Noranda Aluminum in January 2000.

    Including acquisitions, engineered products third-party revenues improved 73% and 41% respectively over the corresponding 1999 quarterly and year-to-year results. Excluding these recent acquisitions, third-party sales increased 1% in the third quarter and 7% in the nine-month period while volumes decreased 9% in the third quarter and 2% in the nine-month period versus the corresponding 1999 periods, reflecting the softening in the transportation market.

    Third quarter and year-to-date third-party sales of soft alloy extrusions were up 22% and 20%, respectively, from the corresponding 1999 periods. Volume increases of 4% quarter-to-quarter and 6% year-to-year due to acquisitions and higher average prices, 17% for the quarter and 13% for the year as compared to the 1999 periods, drove this improvement. Hard alloy extrusion revenues for the quarter increased 11% over the year-ago quarter as a 15% increase in shipments was partially offset by a 3% decrease in average price. For the nine-month period, third-party hard alloy sales were down 2% versus the 1999 period on 4% lower shipments.

    For the 2000 third quarter and nine-month period, revenue from the sales of wheels increased 39% and 52% respectively over the 1999 periods due primarily to the acquisition of the Reynolds wheels business. Excluding the Reynolds' results, revenues decreased 15% from the 1999 third quarter on 17% lower shipments. For the year, wheels sales excluding Reynolds increased 17% over the 1999 nine-month period on 12% higher shipments.

    ATOI for the segment increased 17% for the 2000 third quarter and 11% for the 2000 nine-month period versus the corresponding 1999 periods. The recent acquisitions as well as after-tax cost savings of $11 quarter-over quarter and $33 year-over-year in existing businesses caused these increases. Excluding the results from the acquisitions, ATOI fell 19% quarter-over-quarter while increasing 1% year-over-year. The cost savings were offset by a decline in volumes and profits due to lower demand for wheels and soft alloy extrusions in the most recent quarter, as well as higher energy and fuel costs.


V. Packaging and Consumer

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                            ------------------------  ------------------------
                                                   2000         1999         2000         1999
                                                  -----        -----       ------        -----
 Third-party aluminum shipments                      37            2           71            7

 Third-party sales                                $ 631        $ 191       $1,358        $ 596

 After-tax operating income                       $  38        $  15       $   90        $  53

This segment includes closures, packaging machinery, Aluminio's PET bottle businesses in Latin America, as well as the packaging and consumer businesses of Reynolds acquired in the 2000 second quarter. Alcoa's closures, packaging and PET bottle businesses were previously included in the Other category.

   Third quarter third-party sales for this segment rose 230% and year to date sales rose 128%, due primarily to the acquisition of the Reynolds packaging and consumer businesses in May 2000, as well as the acquisition of MCG Closures Limited (MCG) in April 2000. The Reynolds Packaging and Consumer businesses accounted for 64% of the 2000 third quarter sales and 51% for the 2000 year. Excluding these recent acquisitions, third-party sales rose 7% versus the 1999 third quarter and 7% versus the 1999 nine-month period. Sales by Aluminio's packaging operations in Brazil, which were negatively impacted by the 1999 currency devaluation and recession, grew by 5% quarter-over-quarter and 12% year-over-year. Closures sales were up 15% and 5% for the third quarter and the nine-month period, respectively, versus 1999 periods, excluding the MCG acquisition.

    Segment ATOI was $38 in the 2000 third quarter and $90 in the 2000 nine-month period, up 153% and 70% over the respective 1999 periods. This increase was primarily due to the acquisitions noted earlier and the increase in closure sales, offset by higher raw materials costs for the closures and PET bottle businesses.

VI. Other

                                              Third quarter ended        Nine months ended
                                                  September 30              September 30
                                            ------------------------  ------------------------
                                                   2000         1999         2000         1999
                                                 ------        -----       ------       ------
Third-party aluminum shipments                       58           18          127           48

Third-party sales                                $1,142        $ 637       $2,850       $1,906

After-tax operating income                       $   39        $  35       $  118       $   95

This group includes Alcoa businesses that do not fit into the categories noted above. Among others, this includes Alcoa Fujikura Ltd. (AFL), which produces fiber optic cable and services for the telecommunications industry and electrical components for the automotive industry, Thiokol Propulsion (Thiokol), a producer of solid rocket propulsion systems, Reynolds' metal distribution business (RASCO), and Alcoa's residential building products operations, Alcoa Building Products, Inc. (ABP). Thiokol and RASCO were added in the 2000 second quarter as part of the Cordant and Reynolds acquisitions, respectively. Packaging, closures and packaging machinery businesses that were previously reported in this group are now included in the Packaging and Consumer segment.

    Third-party revenues for this group were $1,142 in the 2000 third quarter and $2,850 in the 2000 nine-month period, up 79% and 50% from the respective 1999 periods. After excluding Thiokol and RASCO, these growth rates adjust to 15% quarter-over-quarter and 16% year-over-year.

    AFL revenues increased 18% in the 2000 third quarter and 17% in the first nine-months of 2000 over the corresponding 1999 periods. These increases were due in large part to growth in telecommunications sales of 97% quarter-to-quarter and 84% year-to-year. For the quarter-to-quarter and the year-to-year, 11% and 8% of the increases respectively, were from acquisitions made since the 1999 third quarter. Revenues from the sale of residential building products decreased 13% from the 1999 third quarter on 14% lower shipment volume, leaving revenue growth for the nine-month period down 5% on 8% lower shipments. Sales by Alcoa's automotive operations benefited from the acquisition, late in the 1999 third quarter, of the remaining 50% of the A-CMI joint venture with Hayes Lemmerz International. A-CMI was accounted for as an equity holding through August 1999 and contributed 9% of the overall revenue growth in this category.

    ATOI for this category in the 2000 third quarter was $39, up 11% from the 1999 third quarter, and was $118 for the 2000 nine-month period, up 24% from the 1999 nine-month period. Increases in ATOI for the 2000 quarter versus the 1999 third quarter were due to improved results at AFL, offset by decreases at ABP. ABP's results have been adversely influenced by higher resin prices as well as the decrease in demand noted above. For the 2000 year-to-date period, productivity improvements of $17 after tax along with strong growth at AFL drove ATOI results higher.

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

     Interest expense increased because of higher debt related to recent acquisitions. Minority interest increased quarter-over-quarter and year over year due to higher income at AofA, AFL and Aluminio. Corporate expense increased from the 1999 third quarter and nine-month period primarily due to acquisitions. Other increased in the 2000 nine-month period compared to the 1999 period due to larger foreign exchange losses and the amortization of unallocated purchase accounting adjustments on the Reynolds acquisition, partially offset by higher equity and miscellaneous income.

Costs and Other

Cost of Goods Sold - Cost of goods sold increased $1,678 and $2,958 from the prior year third quarter and nine-month period, respectively. The increase reflects higher volumes primarily due to acquisitions, as well as higher energy costs. Cost of goods sold as a percentage of sales in the 2000 third quarter was 76.2% versus 77.0% in the 1999 third quarter, and in the 2000 nine-month period was 75.3% versus 77.8% in the 1999 period. The lower ratios in 2000 were due to higher revenues resulting from higher prices for alumina and aluminum, higher aluminum volumes and improved productivity, offset by higher energy costs.


Selling, General Administrative, and Other Expenses - Selling, general administrative, and other (SG&A) expenses were up $112 from the 1999 third quarter and $216 from the 1999 nine-month period, predominantly due to acquisitions. SG&A as a percentage of sales was 5.0% for the 2000 third quarter and 2000 year-to-date periods, unchanged from the 1999 third quarter and up slightly from 4.9% for the 1999 year-to-date period.

Interest Expense - Interest expense was up $90, or 176%, from the 1999 third quarter, and $134, or 88%, from the 1999 nine-month period, due to higher interest rates and the higher debt levels resulting from the recent acquisitions. Approximately 85% of these increases are due to higher debt levels and the remaining due to higher interest rate.

    On July 20, 2000, Alcoa issued $1,500 of callable notes. Of these notes, $1,000 mature in 10 years and carry a coupon rate of 7.375%, and $500 mature in 5 years and carry a coupon rate of 7.25%.

Income Taxes - The income tax provision for the period is based on the effective tax rate expected to be applicable for the entire year. The 2000 third quarter rate of 34% differs from the statutory rate primarily because of lower taxes on foreign income. This 2000 third quarter rate differs from the 1999 third quarter rate of 32% primarily because of higher US income before tax in 2000 that dilutes the impact of net permanent differences.

Other Income/Foreign Currency - Other income increased to $46 in the 2000 third quarter and $139 in the 2000 nine-month period, up 21% and 81%, respectively, over the comparable 1999 periods. Quarterly results benefited from $5 higher equity income, $6 higher interest income and $6 in insurance proceeds. These positive items were offset by $6 larger negative translation and exchange adjustments and $4 lower mark-to-market gains on commodity contracts. Year-to-date results benefited from $43 higher equity income, $13 higher interest income, and $7 due to the demutualization of Met Life, as well as from a $6 increase in the gains on sales of assets. These positive year-over-year items were partially offset by $16 higher translation and exchange losses and $3 lower mark-to-market gains on commodity contracts. These mark-to-market gains totaled $13 in the 2000 nine-month period versus $16 in the prior year period.

Minority Interests - Minority interests' share of income from operations increased 69% from the 1999 third quarter and 111% from the 1999 nine-month period to $91 and $281, respectively. The increase was due primarily to earnings growth at AofA and AFL, and income in 2000 versus a net loss in 1999 at Aluminio.

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

    In order to fulfill some of the orders noted above, Alcoa might be required to purchase aluminum to supplement its internal production. These purchases expose the company to the risk of higher aluminum prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal requirements will be met. At September 30, 2000 and 1999, these contracts totaled approximately 371,000 and 500,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

    The futures and options contracts noted above are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

    The expiration dates of options and the delivery dates of futures contracts may not always coincide exactly with the dates on which Alcoa is required to purchase metal to meet its contractual commitments with customers. Accordingly, some of the futures and options positions may be rolled forward. This may result in significant cash inflows if the hedging contracts are "in-the-money" at the time they are rolled forward. Conversely, there could be significant cash outflows if metal prices fall below the price of contracts being rolled forward.

    In addition to the above-noted aluminum positions, Alcoa had 71,000 mt and 35,000 mt of futures and options contracts outstanding at September 30, 2000 and 1999, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked to market, which resulted in quarter-to-date after-tax credit to earnings of $2 at September 30, 2000 and $5 at September 30, 1999.

    Alcoa also sells products to various third parties at prices that are influenced by changes in London Metal Exchange (LME) aluminum prices. From time to time, the company may elect to hedge a portion of these exposures to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At September 30, 2000 and September 30, 1999, these contracts totaled 116,000 mt and 173,000 mt. respectively. These contracts act to fix a portion of the sales price related to these sales contracts.

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

    As assessments and cleanups proceed, the liability is adjusted based on progress in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters. For example, there are issues related to the Massena, New York, Pt. Comfort, Texas and Troutdale, Oregon sites where investigations are ongoing and where natural resource damage or off-site migrations of contaminants to sediments has been alleged. The following discussion provides additional details regarding the current status of these sites.

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

    The Analysis of Alternatives report and the results of the pilot tests must be reviewed and approved by EPA. Currently, no one of the alternatives is more likely to be selected than any other. The range of additional costs associated with the potential courses of remedial action is between zero and $53. During meetings through September 2000, EPA has indicated to Alcoa that it believes additional remedial alternatives need to be included in the Analysis of Alternatives. Such additional remedies involve removal of more sediment from the river than was included in the alternatives provided in the recent Analysis of Alternatives report. The cost of such potential additional remedial alternatives cannot be estimated at this time.

    In 1988, Reynolds discovered that soils in the area of the heat transfer medium system at Reynolds' primary aluminum production plant in Massena, New York were contaminated with PCB and other contaminants. Remediation of the contaminated soils and other contaminated areas of the plant were substantially completed in 1998. Portions of the St. Lawrence River system adjacent to the plant are also contaminated with PCB. Since 1989, Reynolds has been conducting investigations and studies of the river system under order from the EPA issued under Superfund. Reynolds has worked with EPA to better define the scope of the dredging program, which is planned for 2001. Alcoa and Reynolds are also aware of a natural resource damage claim that may be asserted by certain federal, state and tribal natural resource trustees at these locations.

    PT. COMFORT/LAVACA BAY. In 1990, Alcoa began discussions with certain state and federal natural resource trustees concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay. In March 1994, EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List and, shortly thereafter, Alcoa and EPA entered into an administrative order on consent under which Alcoa is obligated to conduct certain remedial investigations and feasibility studies. In accordance with this order, Alcoa has submitted a baseline risk assessment and a remedial investigation report and a draft feasibility study to EPA. A final feasibility study is being developed and is expected to be submitted to EPA within several months. In addition, Alcoa has nearly completed construction of the EPA-approved project to fortify an offshore dredge disposal island. The probable and estimable costs of these actions are fully reserved. Since the order with EPA, Alcoa and the natural resource trustees have continued efforts to understand natural resource injury and ascertain appropriate restoration alternatives. That process is currently expected to be completed by late 2000 or early 2001.

    TROUTDALE, OREGON. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. The company is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and promoting more efficient cleanup at the site. The shutdown of operations at Troutdale, announced June 28, 2000, could affect the cleanup alternative selected for the site. The cost of such new alternative is not currently estimable.

    SHERWIN, TEXAS. In connection with the sale of the Sherwin Aluminum refinery which was required to be divested as part of the Reynolds merger, (see Footnote
G) the company has agreed to retain responsibility for the remediation of certain properties including former waste disposal areas and a share of the ultimate closure costs of other active waste disposal areas. The cost of such remediation is being evaluated.

    Based on the above, it is possible that Alcoa's results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

    Alcoa's remediation reserve balance at September 30, 2000 was $319 (of which $43 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation expenses charged to the reserve in the 2000 third quarter were $23. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.


Liquidity and Capital Resources

CASH FROM OPERATIONS
Cash from operations during the 2000 year-to-date period totaled $1,908, compared with $1,410 in the 1999 period. The increase reflects higher net income, increases in non-cash items such as depreciation and in the minority interests' share of net income, partly offset by higher working capital requirements.

FINANCING ACTIVITIES
Financing activities provided $1,669 of cash in the 2000 first nine months, compared with $775 used in the 1999 period. The increase was mainly due to the issuance of debt to fund acquisitions. Short-term borrowings and commercial paper grew by $1,856 and $849, respectively, in the 2000 period, compared with increases of $181 and $0, respectively, in the 1999 period. Long-term debt increased by $1,703 in the 2000 nine-month period, versus an increase of $318 in the 1999 period. Offsetting this were increases in payments on long-term debt, $1,689 in the 2000 period versus $726 in the 1999 period, as well as in repurchases of common stock, $730 in the 2000 nine-month period versus $838 in the 1999 period.

    Dividends paid to shareholders were $310 in the 2000 nine-month period, an increase of $87 over the 1999 period. The change was primarily due to a 24% increase in Alcoa's total dividend, which paid out 37.5 cents per share in the 2000 nine-month period versus 30.2 cents per share in the 1999 period.

Investing Activities

    Investing activities used $3,523 during the 2000 nine-month period, compared with $762 in the 1999 period. Acquisitions accounted for the bulk of the change, requiring $2,745 in the 2000 period versus $52 in the 1999 period. In the 2000 first quarter Alcoa acquired Excel Extrusions, Inc. from Noranda Aluminum. In the second quarter, Alcoa acquired MCG from Wassall plc. as well as Cordant, the portion of Howmet not owned by Cordant, and Reynolds. Also in the second quarter, AofA acquired Eastern Aluminum Ltd. In the third quarter Alcoa acquired Baco Consumer Products, Ltd., Southern Plastics, Inc, and C-KOE Aluminum, Inc. while Aluminio acquired Itaipava.

    During the 1999 period, Alcoa acquired the bright products business of Pechiney's Rhenalu rolling plant located near Toulouse, France, Reynolds' aluminum extrusion plant in Irurzun, Spain, and the remaining 50% of the A-CMI joint venture with Hayes Lemmerz International.
     .


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

As previously reported, in March 1999 two search warrants were executed by various federal and state agencies on the Alcoa Port Allen works of Discovery Aluminas, Inc.,(Discovery) a subsidiary, in Port Allen, Louisiana. Also in March, Discovery was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. In early October 2000 a plea agreement was executed between Discovery and the federal authorities. In addition, an agreement was reached between Discovery and state/local authorities to resolve this matter. Under these agreements together, Discovery will: (1) plead guilty to a one-count felony for violating the federal Clean Water Act and its state analog; (2) pay a $700,000 fine to the United States; (3) pay $50,000 in community restitution; and (4) pay $400,000 to the State of Louisiana. Discovery's plea is scheduled to be entered in federal court on October 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)  Exhibits
      12.  Computation of Ratio of Earnings to Fixed Charges
      15. Independent Accountants' letter regarding unaudited financial information
      27.  Financial Data Schedule

(b) Reports on Form 8-K. During the third quarter of 2000, Alcoa filed with the Securities and Exchange Commission (1) a Form 8-K/A on July 10, 2000, providing additional financial information concerning the merger between Alcoa and Reynolds, and 2) a Form 8-K, dated September 19, 2000, concerning anticipated 2000 third quarter and nine-month earnings.

                                  SIGNATURES
                                  ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Alcoa Inc.



   October 20, 2000                     By /s/ RICHARD B. KELSON
   -------------------------            ----------------------------
   Date                                 Richard B. Kelson
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



   October 20, 2000                     By /s/ TIMOTHY S. MOCK
   ---------------------------          ----------------------------
   Date                                 Timothy S. Mock
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                   EXHIBITS
                                   --------

                                                                Page
                                                                ----

   12.    Computation of Ratio of Earnings to Fixed Charges      25
   15.    Independent Accountants' letter regarding unaudited    26
            Financial information
   27.    Financial Data Schedule