Form 10-K405
period 2000-12-31
ALCOA INC
filed 2001-03-02
CIK 4281

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

         [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Registrant's telephone numbers:

                  Investor Relations------------(212) 836-2674
                  Office of the Secretary------(412) 553-4707

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
                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 22, 2001 there were 866,339,457 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $2.905 billion.

Documents incorporated by reference.

Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 2000 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference the registrant's Proxy Statement dated February 22, 2001, except for the performance graph, Compensation Committee Report, Audit Committee Report and Audit Committee Charter.

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

                                    PART I

Item 1. Business

Overview
--------

Alcoa is the world's leading producer of primary aluminum, fabricated aluminum and alumina, and is active in all major aspects of the industry: technology, mining, refining, smelting, fabricating and recycling. Alcoa serves customers worldwide in the packaging, consumer, automotive and transportation, aerospace, building and construction, industrial products and distribution markets. Related Alcoa businesses include packaging machinery, precision castings, vinyl siding, plastic bottles and closures, fiber optic cables and electrical distribution systems for cars and trucks.

Alcoa has operating locations in 37 countries. North America remains the largest market for aluminum. Europe, Asia and Latin America, however, present opportunities for substantial growth in aluminum use. To take advantage of these growth opportunities, Alcoa has made acquisitions or formed joint ventures and strategic alliances in key regional markets.


Recent Developments
-------------------


Reynolds Metals Company
-----------------------

In August 1999, Alcoa and Reynolds Metals Company (Reynolds) announced they had reached a definitive agreement to merge. On May 3, 2000, after approval by the U.S. Department of Justice (DOJ), the European Commission and other regulatory agencies, Alcoa and Reynolds completed their merger. Under the agreement, Alcoa issued approximately 135 million shares of its common stock to Reynolds stockholders. The transaction was valued at approximately $5.9 billion, including debt assumed, and has been accounted for using the purchase method.

As part of the merger approval process, Alcoa agreed to divest the following Reynolds operations:

       . Reynolds' 56% stake in an alumina refinery at Worsley, Australia, . Reynolds' 50% stake in an alumina refinery at Stade, Germany, . 100% of Reynolds' alumina refinery at Sherwin, Texas and . 25% of Reynolds' interest in an aluminum smelter at Longview,
          Washington.

On August 29, 2000, Alcoa and Billiton plc (Billiton) announced that they had reached an agreement under which Billiton will acquire Reynolds Australia Alumina, Ltd. LLC, which holds Reynolds' 56% interest in the Worsley alumina refinery. The price was $1.49 billion and the sale closed in late January 2001. Agreement between Alcoa and Billiton was reached following an auction process that attracted bids from a variety of aluminum industry participants. Before the closing, Worsley was owned 56% by Alcoa, 30% by Billiton and 14% by Kobe Steel, Nissho Iwai and Itochu.

On October 19, 2000, Alcoa reached an agreement to sell the Sherwin alumina refinery located near Corpus Christi, Texas to BPU Reynolds, Inc., a private investment company. The sale to BPU Reynolds, Inc. was approved by the DOJ and closed on December 31, 2000.

On December 27, 2000, Alcoa and Michigan Avenue Partners (MAP) announced an agreement for MAP to acquire the 204,000 metric ton (mt) per year aluminum smelter in Longview, Washington. The sale closed on February 27, 2001.

Negotiations to divest Reynolds' interests in an alumina refinery in Stade, Germany are on-going and are expected to be concluded in the first quarter of 2001.


Cordant Technologies Inc. and Howmet International Inc.
-------------------------------------------------------

On March 14, 2000, Alcoa and Cordant Technologies Inc. (Cordant) announced a definitive agreement under which Alcoa would acquire all outstanding shares of Cordant, a technology-based company serving global aerospace and industrial markets. In addition, on April 13, 2000, Alcoa announced plans to commence a cash tender offer for all outstanding shares of Howmet International Inc. (Howmet). On April 18, 2000, Alcoa commenced a tender offer for all of the shares of Howmet owned by the public (other than the 85% of the outstanding shares owned by Cordant) and entered into a definitive agreement under which Alcoa would acquire all publicly held shares of Howmet.

On May 25, 2000 and June 20, 2000, after approval by the DOJ and other regulatory agencies and the satisfaction of certain other conditions, Alcoa completed the acquisition of Cordant and Howmet, respectively. Under the merger agreements, Alcoa paid $57 for each outstanding share of Cordant common stock and $21 for each outstanding share of Howmet common stock not owned by Cordant. The total value of the transactions was approximately $3.3 billion, including the assumption of debt. The transactions have been accounted for using the purchase method.

On January 31, 2001, Alcoa and Alliant Techsystems Inc. (ATK) announced a definitive agreement under which ATK will acquire Alcoa's Thiokol Propulsion business for $685 million in cash. The Thiokol Propulsion business was one of three businesses acquired as part of the Cordant acquisition. The transaction is subject to customary regulatory approvals.


Alcoa's Financial Reporting Segments
------------------------------------

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Alcoa reports five worldwide segments: Alumina and Chemicals, Primary Metals, Engineered Products, Flat-Rolled Products and Packaging and Consumer. All of the Company's products that do not fall into one of those five segments are reported in the category entitled Other. Alcoa revised its reporting segments in the second quarter of 2000 to accommodate its new businesses associated with the Reynolds and Cordant acquisitions. See page 33 of the Annual Report for information on market revenues. See Note N to the Financial Statements for information on segment and related geographic financial information.


I.  Alumina and Chemicals

The Alumina and Chemicals segment includes the production and sale of:

    .  bauxite
    .  alumina
    . alumina-based chemicals used principally in industrial applications and . transportation services for bauxite and alumina.

The segment consists of a group of companies and assets referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and WMC Limited (WMC) owns 40% of the AWAC group of companies. AWAC has two businesses with distinct product lines: Alcoa World Alumina (AWA) produces smelter grade alumina and Alcoa World Chemicals (AWC) makes alumina-based chemicals. AWA also has two geographic regions: Alcoa World Alumina - Australia (AWA - Australia) and Alcoa World Alumina - Atlantic (AWA - Atlantic). Alcoa World Alumina - Australia is the trading name for Alcoa of Australia Limited (AofA); all references throughout this report will be to AWA - Australia instead of AofA.


Bauxite and Alumina
-------------------

Bauxite is aluminum's principal raw material. Alcoa refines bauxite into alumina using a chemical process. Alcoa processes most of the bauxite that it mines into alumina. All of the Company's active bauxite interests are part of AWAC, except in Brazil and Guyana.

Alcoa is the world's leading producer of alumina. The Company sells alumina principally from operations in Australia, Jamaica and Suriname. Alcoa sold approximately 57% of its alumina production in 2000 under supply contracts to third parties worldwide. The Company consumed the remainder of its alumina production in its smelting and industrial chemical operations. Alcoa negotiates most of its alumina supply contracts on the basis of agreed volumes over multi-year periods to assure a continuous supply to the smelters. The parties negotiate the prices periodically.

Alcoa's present sources of bauxite and alumina are more than adequate to meet the forecasted requirements of its primary aluminum production operations for the foreseeable future.


Alcoa World Alumina - Australia

AWA - Australia's bauxite mineral lease is due for renewal in 2002. Renewal options allow AWA - Australia to extend the lease until 2044.

AWA - Australia's three alumina refineries, located in Kwinana, Pinjarra and Wagerup, in Western Australia, have an aggregate annual capacity of 7.3 million. This includes the Wagerup refinery that now has a rated capacity of 2.2 million mt per year.

AWA - Australia meets most of the energy requirements of its Australian refineries through a contract with the North West Shelf Gas Joint Venture. The contract extends through 2020.


Alcoa World Alumina - Atlantic

     Suriname

Suriname Aluminum Company, L.L.C. (Suralco) mines bauxite in Suriname under rights that expire in 2032. Suralco also holds a 24% minority interest in a bauxite mining joint venture managed by the majority owner, an affiliate of Billiton. Bauxite from both mining operations serves Suralco's share of a refinery in Suriname. Suralco has proven new bauxite reserves that will last at least through the year 2023.

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

An Alcoa subsidiary and a corporation owned by the Government of Jamaica are equal participants in an alumina refinery in Clarendon Parish, Jamaica. The Alcoa subsidiary manages the joint venture. The refinery's annual capacity is approximately one million mt.

     South America

Alcoa owns 59% of Alcoa Aluminio S.A. (Aluminio). Aluminio manages the operation of the Alumar Consortium (Alumar), a cost-sharing and production-sharing venture that owns a large refining and smelting project near Sao Luis, in the northeastern state of Maranhao, Brazil. For the refining project, Aluminio owns 35.1% of Alumar, an affiliate of Billiton owns 36%, Abalco S.A. (owned 60% by Alcoa and 40% by WMC) owns 18.9% and an affiliate of Alcan Aluminium Limited (Alcan) owns 10%.

The Alumar refinery has an annual capacity of 1.25 million mt. The smelter, at Sao Luis, consumes most of this alumina production.

Aluminio holds an 8.6% interest, Abalco S.A. holds a 4.6% interest and Alcoa (through the Reynolds acquisition) holds a 5% interest in Mineracao Rio do Norte S.A. (MRN), a mining company jointly owned by affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, Billiton and Norsk Hydro. MRN owns the Trombetas bauxite mining project in Brazil. Aluminio and Abalco S.A. purchase bauxite from MRN under long-term supply contracts. The Company has agreed to purchase bauxite from the Trombetas project for the period 2000 through 2019.

In March 2000, the MRN board approved an expansion of bauxite mining production from 11.0 million mt per year to 16.3 million mt per year. The additional production will start in January 2003.

Alcoa, through the Reynolds acquisition, also maintains an interest in other, undeveloped bauxite deposits in the Juruti region of the Amazon River in Brazil.

At Pocos de Caldas, Brazil, Aluminio mines bauxite and operates a refinery. The refinery has an annual capacity of 275,000 mt and primarily supplies Aluminio's nearby smelter.

Alcoa, through its Reynolds acquisition, is a 50% partner with the Guyanese government in a bauxite mining project called Aroaima Bauxite Company Ltd. in the Berbice region of Guyana. Reynolds bought bauxite from the project in 2000 for use in the Sherwin alumina refinery, which has been divested. Aroaima Bauxite Company Ltd. will continue to supply the Sherwin refinery with bauxite in 2001.

     Spain

Alcoa and a WMC affiliate hold 60% and 40% interests, respectively, in the refinery at San Ciprian. The refinery's current annual capacity is 1.1 million mt. A modernization plan for the San Ciprian plant will increase alumina production capacity by 220,000 mt per year. Basic engineering of the project has been completed and the work is expected to finish by April 2001.

     Africa

Alcoa owns a 43% interest (including Reynolds' 6% interest) in Halco (Mining), Inc. Halco owns 51% and the Guinean government owns 49% of Compagnie des Bauxites de Guinee (CBG), which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea. The Company has a bauxite purchase contract with CBG that will provide the Company with bauxite for the period 2000 through 2011. This bauxite services most of the requirements of the Pt. Comfort, Texas and San Ciprian, Spain alumina refineries.

As part of the Reynolds acquisition, Alcoa also owns a 10% interest in the Alumina Company of Guinea.

     United States

In November 2000, AWA announced that it would suspend operations at its alumina refinery located on St. Croix, U.S. Virgin Islands, on January 31, 2001. The refinery has a nameplate capacity of 600,000 mt per year and ran at a production
rate of approximately 450,000 mt per year in 2000.    Based on supply available
from the Company's other refineries, the output from St. Croix is not needed at this time. Future production from St. Croix will be evaluated in light of internal and external supply commitments or market conditions.

AWA owns an alumina refinery at Pt. Comfort, Texas with an annual capacity of
2.3 million mt. In early February 2001, Alcoa announced that effective immediately, it was reducing the operating rate at this refinery to between 1.6 to 1.9 million mt per year, in response to decreased external and internal demand for alumina. Production levels at this facility will be evaluated in light of future supply commitments. Based on supply available from the Company's other refineries, the full output from Pt. Comfort is not needed at this time.


Alcoa World Chemicals
---------------------

Alcoa sells industrial chemicals to customers in a broad spectrum of markets. These markets include:


     .  refractories
     .  ceramics
     .  abrasives
     .  chemicals processing and
     .  other specialty applications.

Alcoa produces or processes industrial chemicals, principally alumina-based chemicals, at the following locations. Except for the plants located in Brazil, all of the following facilities are part of AWC:

     .  Bauxite, Arkansas
     .  Dalton, Georgia
     .  Falta, India (joint venture)
     .  Ft. Meade, Florida
     .  Iwakuni and Naoetsu, Japan
     .  Kwinana and Rockingham, Australia
     .  Leetsdale, Pennsylvania
     .  Ludwigshafen, Germany
     .  Malakoff, Texas
     .  Moerdijk and Rotterdam, the Netherlands

     .  Pocos de Caldas and Salto, Brazil
     .  Port Allen and Vidalia, Louisiana
     .  Pt. Comfort, Texas and
     .  Qingdao, China.

Alcoa produces aluminum fluoride at two locations, Pt. Comfort and Ft. Meade, both in the U.S. At Pt. Comfort, the aluminum fluoride is produced from fluorspar and at Ft. Meade it is produced from hydrofluosilic acid. Aluminum fluoride is used primarily in the aluminum smelting process. In early February 2001, Alcoa announced that effective March 31, 2001, it will temporarily curtail production of aluminum fluoride at Ft. Meade due to reduced demand for the product. Ft. Meade has a rated capacity of 24,000 mt per year and was operating at approximately two-thirds of rated capacity.

In late 1998, AWC began construction of a facility in Qingdao, China to process tabular alumina and other alumina-based materials for sale to the Chinese refractory market. This facility began operation in mid 2000.

AWC and PR Minerals, LLC formed a joint venture company named Great Lakes Minerals, L.L.C. The new company processes industrial mineral products, primarily refractory aggregates such as calcined bauxite and brown fused alumina. A newly constructed processing facility in Wurtland, Kentucky began operating in January 2000.


II.  Primary Metals

Alcoa has 16 wholly-owned primary aluminum smelters worldwide. These smelters are located at:

     .  Badin, North Carolina
     .  Massena, New York  (two smelters)
     .  Rockdale, Texas
     .  Alcoa, Tennessee
     .  Warrick County, Indiana
     .  Wenatchee, Washington
     .  Troutdale, Oregon
     .  Deschambault, Quebec, Canada
     .  Baie Comeau, Quebec, Canada
     .  Portovesme, Italy
     .  Fusina, Italy
     .  San Ciprian, Spain
     .  Aviles, Spain
     .  La Coruna, Spain and
     .  Paranam, Suriname.

Additionally, the Company has ownership interests in 14 other smelters, as discussed in the following paragraphs.

The Company smelts primary aluminum from alumina obtained principally from its alumina refineries. Alcoa's consolidated primary aluminum capacity is approximately 4.3 million mt per year. When operating at capacity, Alcoa's smelters satisfy most of the primary aluminum requirements of its fabricating operations. Alcoa operations used most of the Company's primary aluminum production in 2000 for alloying and/or further fabricating. Purchases of aluminum scrap, principally used beverage cans, supplemented by purchases of ingot when necessary, satisfy additional aluminum requirements.

From 1994 until 2000, Alcoa had 450,000 mt of its worldwide smelting capacity idle because of an oversupply of ingot on world markets. During 2000, Alcoa restarted approximately 200,000 mt of its idled aluminum smelting capacity. After closing the Troutdale, Oregon smelter and the temporary idlings at Wenatchee and Ferndale, Washington discussed below, Alcoa currently has approximately 500,000 mt of its worldwide smelting capacity idle.

In June 2000, Alcoa indefinitely closed the 121,000 mt per year smelter in Troutdale, Oregon. The smelter had been operating at a rate of 80,000 mt per year.

In January 2001, Alcoa announced its intention to temporarily idle an additional 150,000 mt per year of capacity at its Wenatchee, Washington and Ferndale, Washington smelters. The curtailments are in response to the continuing energy crisis in the Pacific Northwest. Alcoa anticipates that the 80,000 mt per year curtailment at the Wenatchee smelter is temporary. As a result of this curtailment, approximately 150 megawatts of power contracted for this smelter will be made available to Bonneville Power Administration (BPA) to meet regional demands for electricity and Alcoa will be compensated for this power. The adjustment in production at the Ferndale, Washington smelter will redistribute contracted electricity over a four-month period from January through April 2001. The Company anticipates a return to peak production in May.

In February 2001, Alcoa announced that it was curtailing 70,000 mt per year of capacity at its Longview, Washington smelter effective immediately. Power not used due to the curtailment will be made available to BPA to help meet regional electricity demands. The decision to curtail production was in preparation for the sale of Longview to MAP discussed earlier.

   North America - Production Facilities

As part of the Reynolds acquisition, Alcoa acquired a smelter located in Baie Comeau, Quebec, Canada as well as three smelters in the United States: at Massena, New York (the St. Lawrence facility); at Troutdale, Oregon (the idling of which is noted above); and at Longview, Washington (the sale of the Longview smelter to MAP is noted above). The Company is also entitled to a share of the primary aluminum produced at four joint ventures in which Reynolds participates: one in Quebec known as the Becancour joint venture (Becancour) (Alcoa was previously participating in this joint venture as discussed below and has increased its ownership percentage with the acquisition of Reynolds), one in Hamburg, Germany, known as Hamburg Aluminum-Werk GmbH (HAW); a third in Ghana, known as Volta Aluminum Company Limited (Ghana); and a fourth in Puerto Ordaz, Venezuela known as the Alcasa smelter. All of these are discussed in greater detail below.

Alcoa also has ownership interests in the following smelters: Intalco, located in Ferndale, Washington (61.00%); Eastalco, located in Frederick, Maryland (61.00%); Mt. Holly, located in Goose Creek, South Carolina (50.33%); and Becancour, located in Becancour, Quebec (74.95%). A Japanese consortium, led by a subsidiary of Mitsui & Co. Ltd., owns an aggregate 39% interest in each of the Intalco and Eastalco facilities. Century Aluminum Company, a publicly traded U.S. corporation, owns 49.67% of Mt. Holly. During 2000, Century Aluminum Company acquired Sudelektra Holding AG's 23% interest in Mt. Holly. As part of the Reynolds acquisition, Alcoa acquired an additional 50% interest in Becancour. A subsidiary of Pechiney owns a 25.05% interest in Becancour and operates the smelter. Intalco, Eastalco, Mt. Holly and Becancour are all cost-sharing and production-sharing joint ventures.

Alcoa also acquired Reynolds' interests in two carbon products manufacturing facilities located in Lake Charles and Baton Rouge, Louisiana. These facilities have the capacity to produce 875,000 mt of calcined petroleum coke and 145,000 mt of carbon anodes annually. The anodes are produced principally for consumption at Alcoa's primary aluminum plant in Baie Comeau, Quebec. The calcined petroleum coke is used by Alcoa's wholly-owned primary aluminum plants.
The Company also sells calcined petroleum coke worldwide to the aluminum and titanium dioxide industries.

As a result of the Reynolds acquisition, the Company operates a commercial hazardous waste treatment facility in Gum Springs, Arkansas for the treatment of spent potliner resulting from the Company's and other producers' North American aluminum reduction operations. Regulations issued by the U.S. Environmental Protection Agency (EPA) require the treatment of spent potliner to prescribed standards prior to disposal. The Gum Springs facility has the capacity to treat 120,000 short tons of spent potliner annually and is currently operating at approximately 50% of capacity. In July 1998, the U.S. Court of Appeals for the District of Columbia struck down the treatment standards included in the then current EPA regulations. The EPA subsequently adopted temporary standards, which are expected to continue in effect until final standards are adopted. As a result of EPA's 1997 decision to classify the facility's treated spent potliner as hazardous waste, Reynolds submitted permit applications to state and federal environmental authorities to allow it to operate the Gum Springs facility's landfill as a hazardous waste landfill. The required permit was issued by the Arkansas Department of Environmental Quality on January 14, 2000.

   North America - Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the Company's primary aluminum costs. Alcoa generates approximately 25% of the power used at its smelters worldwide.

The Company has entered into a 50/50 joint venture with C.C. Pace Resource Management, LLC, an energy management and consulting company, which has formed Pace Global Energy Services, LLC. This company continues to provide a variety of energy-related management and consulting services to Alcoa and to other unaffiliated companies.

Effective January 1, 2000, the Company consolidated five wholly-owned utility subsidiaries, Yadkin, Inc., Tapoco, Inc., Alcoa Generating Corporation, Long Sault, Inc. and Colockum Transmission Company into a single entity, Alcoa Power Generating Inc. (APGI).

The Company generates approximately 25% of the power requirements for its 14 North American smelters and generally purchases the remainder under long-term contracts. Alcoa obtains approximately 10% of the self-generated power from its entitlement to a fixed percentage of the output from Chelan County Public Utility District's Rocky Reach hydroelectric power facility located in the State of Washington.

In addition, Alcoa has a contract with the BPA that services the Wenatchee, Washington smelter, as well as the Intalco smelter in Ferndale, Washington, the formerly-owned smelter in Longview, Washington and the Troutdale, Oregon smelter. Several contractual provisions allow power supply restrictions when power is in short supply.

The Company has generated substantially all of the power used at its Warrick, Indiana smelter using nearby coal reserves. A 1996 coal supply contract satisfies 40% of the smelter's fuel requirements through 2006. Short-term contracts of less than two years satisfy the remainder of the fuel requirements. Under the terms of an operating agreement, the Company is in the process of assuming operation of the power plants (3 Company-owned and 1 shared) that supply the Warrick smelter from Southern Indiana Gas & Electric Company. The transition will be completed by the end of the second quarter of 2001.

The Rockdale, Texas smelter uses lignite to generate power. The Company has applied for permits to open a new lignite mine, the Three Oaks Mine, on land it owns or controls adjacent to its existing

Sandow lignite mine. Company-owned generating units supply about one-half of the total requirements of the smelter. Texas Utilities Company supplies the balance through a long-term power contract expiring in 2013.

APGI owns and operates hydroelectric facilities under Federal Energy Regulatory Commission licenses. These facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter also purchases firm and interruptible power from the Tennessee Valley Authority under a contract that extends to 2010. In the fall of 2000, APGI entered into a 63-month long arrangement with Aquila Energy Marketing Corporation (Aquila) under which APGI sells the capacity and energy produced at its hydroelectric units near Badin to Aquila, and, in return, Aquila supplies the power requirements of the Badin plant.

The purchased power (primarily hydroelectric) contract for the Massena, New York smelter and for the newly acquired Reynolds St. Lawrence, New York smelter expires not earlier than 2003. The Company, however, may terminate either of these contracts with one year's notice.

The Lauralco smelter located in Deschambault, Quebec purchases electricity under a long-term contract that expires in 2014, subject to certain extension provisions.

The smelter located in Baie Comeau, Quebec receives a portion of its power needs from a 40%-owned hydroelectric generating company, Manicouagan Power Company, and purchases the rest under long-term contract.

Intalco, Eastalco, Mt. Holly, and Becancour purchase electricity under long-term contracts that expire in the years 2001, 2003, 2005 and 2014, respectively, subject to certain extension provisions. Except for Intalco, each facility's contract is with a single supplier. In late 1995, Intalco entered into a series of new long-term power contracts with the BPA and British Columbia Power Exchange Corporation to provide all of its electricity needs from September 1996 through 2001. Under these contracts, Intalco's power costs are set at a fixed rate. Mt. Holly entered into a new electric power supply agreement in 1997, while Eastalco amended its existing power supply agreement during the same year.

BPA supplies electricity to the Company (including the Company's share of the Intalco smelter) in the Pacific Northwest. The current Alcoa, Intalco and Reynolds contracts with BPA expire on September 30, 2001. A new contract, for the period October 1, 2001 to September 30, 2006, has been entered into between the Company and BPA. That contract provides approximately half of the historical usage of the Company's and the former Reynolds' Northwest aluminum smelters, and the final pricing adjustment provisions have not yet been finalized.

     Australia

AWA - Australia is a participant in a joint venture smelter at Portland, in the State of Victoria, with an annual capacity of 345,000 mt. The owners of the smelter are:

     .  AWA - Australia (55% interest)
     . the China International Trust and Investment Corporation (22.5% interest) and
     .  Marubeni Aluminium Australia Pty., Ltd. (22.5% interest).

AWA - Australia increased its ownership in the Portland smelter on September 15, 2000 from 45% to 55% by the purchase of Eastern Aluminum Limited. The equity in the Portland smelter was the only significant asset of this company

Each participant in this smelter contributes to the cost of operations and construction in proportion to its interest in the venture. Each participant also then receives a proportionate share of the output. AWA -

Australia supplies the alumina through individual commercially negotiated contracts and operates the smelter.

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by AWA - Australia, and that power currently provides approximately 40% of the electricity for the Company's 180,000 mt per year smelter in Point Henry, Victoria. The State Electricity Commission of Victoria, under contracts with AWA - Australia, provides the remaining power for this smelter and all power for the Portland smelter. Negotiations have been finalized to permit power interruptibility at both Point Henry and Portland that will contribute to accommodating peak demands in the power grid serving the State of Victoria.

     Brazil

The Alumar smelter at Sao Luis, Brazil has an annual capacity of 365,000 mt. Based on the cost-sharing and production-sharing structure, Aluminio receives about 54% of the production from this smelter. The alumina requirements for its share of the smelter production are supplied from Aluminio's share of the nearby refinery. Aluminio purchases electric power from Central Eletricas do Norte (Eletronorte), the government-controlled electric utility, at a small discount from the applicable industrial tariff price.

In February 1999, Aluminio and Central Eletricas de Minas Gerais S.A. (CEMIG) entered into a new power purchase agreement to supply energy to the Pocos de Caldas smelter. Similar to the previous agreement, Aluminio purchased the plant's anticipated full power requirements for 38 months, beginning April 1999, through a single payment based on the price of energy on the date of the agreement.

Aluminio participates in a consortium that is building the new Machadinho hydroelectric power plant in southern Brazil. In early 1998, after all of the necessary environmental and other approvals had been obtained, the consortium began construction of the dam and related facilities. At the end of 2000, the project was more than 70% completed. Aluminio will share in the output of the plant beginning in 2002. Aluminio expects its share to be sufficient to supply approximately one-half of the power requirements for the Pocos de Caldas smelter.

In May 2000, Aluminio, as part of a consortium, won the ability to explore a hydroelectric power project known as Barra Grande. The Barra Grande project is located on the Pelotas river in southern Brazil.

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

The Company also operates smelters at San Ciprian, La Coruna and Aviles, Spain, with a combined annual capacity of 363,000 mt. The San Ciprian refinery supplies alumina, and the government-controlled power grid currently supplies electric power at the lowest applicable industrial tariff rate.

The Company reports equity earnings from its interest in two smelters in Norway. Elkem Aluminium ANS, 50%-owned by an Alcoa subsidiary, is a partnership that owns and operates the smelters. The smelters have a combined capacity of 210,000 mt per year. The Company has acquired over 30% of the outstanding shares of Elkem A/S, the other owner of Elkem Aluminium ANS.

As part of the Reynolds acquisition, the Company acquired HAW, which owns 33% of a 120,000 mt per year smelter in Hamburg, Germany.

   Africa

As part of the Reynolds acquisition, Alcoa is entitled to a 10% share of the production at the Ghana smelter. Production in Ghana is dependent on hydroelectric power. The Ghana plant is currently operating at reduced capacity due to drought conditions that have existed since 1994.

Alcoa also holds a 10% equity interest in the Aluminum Smelter Company of Nigeria (ALSCON), as a result of the Reynolds acquisition. The smelter closed indefinitely in 1999 due to lack of working capital.

   Venezuela

Alcoa acquired from the Reynolds acquisition a 7.31% equity interest in C.V.G. Aluminio del Caroni, S.A. (ALCASA), which produces primary aluminum in Puerto Ordaz, Venezuela.


Primary Metals - Other
----------------------

In addition, Alcoa produces and markets aluminum paste, particles, flakes, atomized powder and high-purity aluminum.


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


Rigid Container Sheet (RCS)
---------------------------

RCS accounted for most of the 2000 revenues in the flat-rolled products packaging market. Can companies purchase RCS for production of beverage and food cans and can ends. The number of RCS customers in the U.S. is relatively small.

Aluminum's diverse characteristics, particularly its light weight, recyclability and flexibility for package designs, are significant factors in packaging markets. Aluminum competes with materials such as steel, plastic and glass in these markets. Alcoa maintains leadership in the packaging markets by improving processes and facilities. Alcoa also provides marketing, research and technical support to its customers. Alcoa produces RCS at the following locations:

     .  Warrick, Indiana
     .  Alcoa, Tennessee
     . Point Henry and Yennora, Australia (joint venture facilities) . Moka, Japan (joint venture facility) and
     .  Swansea, U.K.

Kaal Australia Pty., Ltd., 50%-owned by Alcoa, owns and operates rolling mills at Point Henry and Yennora. These mills produce RCS for the Australian and Asian markets and general sheet and foil for the Australian market. AWA - Australia supplies Kaal Australia's Pt. Henry rolling mill with molten aluminum.

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

Used aluminum beverage cans are an important source of metal for RCS. Recycling aluminum conserves raw materials, reduces litter and saves energy -- about 95% of the energy needed to produce aluminum from bauxite. In addition, recycling capacity costs much less than new primary aluminum capacity. The Company has can recycling or remelt facilities at or near its plants in:

     .  Warrick, Indiana
     .  Alcoa, Tennessee and
     .  Yennora, Australia.


Foil
----

The businesses discussed in this section produce products for industrial applications as opposed to the consumer applications of the foil products produced by the Packaging and Consumer Business discussed in Segment V below.

Alcoa's Lebanon, Pennsylvania facility produces heavy gauge foil and brazing sheet. The heating and air conditioning, packaging and automotive markets use these products. A continuous casting facility in Badin, North Carolina produces reroll stock in support of the Lebanon facility. The Company also owns and operates an additional integrated casting and rolling facility in St. Louis, Missouri. Foil products from this facility are sold primarily to commercial users in the flexible packaging, converter and pharmaceutical industries. Alcoa owns and operates a rolling facility in Russellville, Arkansas that supports the facility in St. Louis. The Company also owns and operates a continuous cast aluminum mini-mill in San Antonio, Texas. The equipment in the plant is being upgraded and the facility produces multi-purpose sheet and foil products.

Aluminio, near Recife, Brazil, manufactures light gauge sheet, foil products and laminated evaporator panels. The Yennora, Australia plant produces light gauge sheet. In addition, the facilities at Alicante and Sabinanigo, Spain produce foil products.

Alcoa and Shanghai Aluminum Fabrication Plant (SAFP) have a joint venture, owned 60% by Alcoa and 40% by SAFP, which operates the former SAFP aluminum foil production facility in Shanghai, China. The annual output of the joint venture facility is over 15,000 mt.

The Company owns a 56% interest in a foil mill in Kunming, Yunnan, China.


Mill Products
-------------

Alcoa produces sheet and plate products that are used in the following markets:

     .  aerospace
     .  auto and truck
     .  lithographic
     .  railroad
     .  shipbuilding
     .  building and construction
     .  defense and
     .  other industrial and consumer markets.

The Company maintains its own sales force for most sheet and plate products.

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

The Company's Hungarian subsidiary, Alcoa-Kofem Kft (Kofem), produces common alloy flat and coiled sheet. Kofem delivers aluminum truck bodies to major beverage companies in Europe and the Middle East.

The Company's Alcoa Italia S.p.A. (Alcoa Italia) subsidiary produces industrial plate and common alloy flat and coiled sheet for the building and construction, transportation and other industrial markets in Europe at its Fusina, Italy rolling mill.

Alcoa has rolling mills at Amorebieta, Alicante and Sabinanigo, Spain and Castelsarrasin near Toulouse, France. These mills produce common alloy flat and coiled sheet for the building and construction and transportation markets. They produce lithographic sheet and coil and bright products for lighting, cosmetic and industrial uses and foil products for food, pharmaceutical and industrial applications in Europe.

In October 2000, Alcoa completed its acquisition of selected British Aluminium Limited businesses. This acquisition included a plate mill in Kitts Green, in Birmingham, England and a sheet mill in Dolgarrog, Wales, both with the capabilities to produce heat-treated products for the aerospace industry.

IV.  Engineered Products

Engineered products include aluminum extrusions, forgings, castings, investment castings and steel and aluminum fasteners.


Extrusions
----------

   North America

Alcoa North American Extrusions is comprised of four businesses operating under the names: Alcoa Extruded Aerospace Products, Alcoa Extruded Construction Products, Alcoa Engineered Products and Alcoa Extruded Heat Exchanger Products.

Alcoa Extruded Aerospace Products (AEAP) produces hard alloy extrusions, primarily for use in commercial aircraft, and drawn tube used in automotive drive shaft, aerospace and consumer durable applications. AEAP's manufacturing facilities are located in Baltimore, Maryland; Lafayette, Indiana and Chandler, Arizona.

Alcoa Extruded Construction Products (AECP) produces soft alloy extrusions used in window and door frames, bath and shower enclosures, patio and pool enclosures, stadium seating, light and flag poles and colored architectural shapes. Manufacturing facilities are located in Magnolia, Arkansas; Plant City, Florida; Tifton and Fairburn, Georgia; Warren, Ohio; Delhi, Louisiana; Hernando, Mississippi and Yankton, South Dakota. Shower and bath enclosures are distributed through service centers in California, Florida, Georgia, Kansas, North Carolina, Pennsylvania, Texas and Washington, as well as through independent distributors.

AECP's Warren, Ohio facility was acquired in January 2000 through the purchase of Excel Extrusions, Inc., a subsidiary of Noranda Aluminum, Inc.

Alcoa Engineered Products' (AEP) soft alloy extrusions, cast rod and cold finished rod and bar are sold to original equipment manufacturers (OEMs) in automotive, commercial transportation, machinery, electrical, consumer durables and other industrial markets and to distributors who service these markets. AEP has six manufacturing facilities located in Catawba, North Carolina; Cressona, Pennsylvania; Elizabethton, Tennessee; Massena, New York; Morris, Illinois and Spanish Fork, Utah.

Alcoa Extruded Heat Exchanger Products has one manufacturing location in Louisville, Kentucky, which produces small diameter round tube and micro-multivoid hollows in coiled form used in heat exchanger applications for automotive and consumer durables.

   South America

Aluminio also operates plants in Argentina, Brazil and Venezuela that manufacture aluminum extruded products. Aluminio operates six plants in Brazil that are located in Sorocaba, Utinga, Sao Caetano, Turbarao, Itapissuma and Rio de Janeiro.

   Europe

The Company's European extrusions business includes 21 extrusion plants in seven European countries, an independent casthouse and two end product businesses.

Alcoa Extrusions Hannover GmbH & Co. KG produces and markets high-strength aluminum extrusions and rod and bar to serve European transportation and defense markets.

The Company also owns and operates extrusion plants in The Netherlands and Wales.

Alcoa Italia produces and markets industrial extrusions through plants in Bolzano, Fossanova, Feltre and Iglesias, Italy. Also part of Alcoa Italia is an extrusion die shop located in Mori, Italy.

The Company owns and operates extrusion plants in Valls, Noblejas, La Coruna and Irurzun, Spain, as well as a distribution operation for architectural systems, which has warehouses throughout the country. In September 2000, the Company opened a new extrusion plant at La Selva in Spain.

Alcoa also has extrusion plants in Hungary and the United Kingdom. The Company owns and operates three soft alloy extrusion plants that are located in Holland, Germany and the Republic of Ireland which were acquired in the Reynolds acquisition. In addition to producing products for the building and industrial sectors, they also supply the automotive market with heat exchanger tubing and structural parts, including bumpers, car and truck door frames and sunroof frames.

With its acquisition of the British Aluminium Limited businesses, the Company acquired three extrusion plants, which are located in Banbury, St. Helens and Latchford, Great Britain.

   Asia

As part of the Reynolds acquisition, Alcoa has a 32.48% ownership interest in Bohai Aluminium Industries Limited in Qinhuangdao, China.


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

As part of the Reynolds acquisition, the Company acquired a transportation business that operates nine plants supplying a wide range of fabricated aluminum products to the transportation industry and has interests in two additional plants located in Canada and Venezuela. The principal products are wheels, heat exchanger tubing and automotive structures. The Company markets these products primarily in North America to the "Big Three" automobile manufacturers, with customers also in Europe and Venezuela.

The Company produces forged and cast aluminum wheels in a variety of sizes, styles and finishes. In February 1999, Reynolds completed the start-up of a $32 million expansion of its forged aluminum wheel manufacturing facility in Lebanon, Virginia. The expansion doubled the plant's production capacity to 1.4 million wheels per year.

Alcoa's plant in Szekesfehervar, Hungary manufactures forged aluminum truck wheels for the European market. The plant also manufactures wheels for export to Asian, South American and other geographic markets that use European-style wheels.

Aluminio operates a 72,000-unit-per-year aluminum wheel finishing plant in the state of Pernambuco, Brazil. The plant imports forgings from other Alcoa operations and finishes them for sale in South America.


Investment Castings
-------------------

Howmet Corporation (Howmet), acquired in June 2000 as part of the Cordant acquisition, and now a wholly-owned indirect subsidiary of Alcoa, manufactures super-alloy, titanium and aluminum components for aerospace engine and airframe applications and industrial gas turbine engine applications for customers worldwide.

Howmet's aerospace castings consist of super-alloy and titanium castings for aircraft turbine engines and airframe and engine structural applications. Products include individual airfoils consisting of blades (rotating foils) or vanes (non-rotating foils), as well as integral castings such as turbine rotors and nozzle rings for smaller engines involving an entire set of blades and related components cast together. Structural components include support components of engines, such as engine castings, frames and bearing housings, and other airframe components. Howmet's aerospace castings are manufactured for commercial and military applications and sold to aircraft OEMs. The OEMs use the castings in new engines and/or sell them as replacement parts.

Industrial gas turbine engine products consist of airfoils (including moving blades and stationary vanes) for gas turbines used for power generation primarily by the electric utility industry and mechanical drive applications for industrial and pipeline operations, oil and gas processing and offshore drilling.

Howmet subsidiaries produce aluminum investment castings for the commercial aerospace and defense markets. Applications include electronic packaging, electro-optical system housings, pumps, compressors and aircraft structurals.

The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification required by domestic and foreign regulatory agencies such as the Federal Aviation Administration as to plant and product quality and lot traceability is important for the aerospace market acceptance of certain products.


Fasteners
---------

As part of Alcoa's acquisition of Cordant, the Company acquired Cordant's fastening systems products business known as Huck Fasteners (Huck). This business consists of specialty fasteners, installation tools and custom injection molded plastic products that are sold to customers directly by Huck and through a distribution network in both U.S. and international markets. Fasteners made from a variety of materials, including high strength metals and metal alloys, are threaded and non-threaded consisting of lock bolts, blind bolts, lock nuts, blind rivets, cap screws and various other metal products sold under various trade names and trademarks for aerospace, industrial, automotive and construction industry applications. Injection molded products consist of custom components and end products. Fastener installation tools are also manufactured and marketed to provide customers complete fastener installation systems.

Huck faces the same aerospace market competition and customer product qualifications as discussed above. In that regard, Huck's fasteners have been qualified by major aerospace companies worldwide in order for such customers to use these fasteners in original equipment and aftermarket aircraft products. Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes Huck's fastening systems for certain structural applications such as bridges and building structures. Plastic injection molded products are used in the computer, telecommunications and medical industries.

In January 2001, the Company acquired certain assets of Midwest Fastener Corporation for the manufacture of non-proprietary externally threaded fasteners used primarily in joining auto body parts and final auto assemblies. The fasteners vary in size, are made from various grades of steel and are used across a wide variety of engineered applications in many automobile makes and models.


V.  Packaging and Consumer


This new segment includes the packaging and consumer businesses as well as closures and packaging equipment.


Packaging and Consumer Businesses
---------------------------------

As part of the Reynolds acquisition, Alcoa acquired the Reynolds' packaging and consumer business. This business provides a variety of foil, plastic and other products and related services to the packaging and consumer products markets. Reynolds was, and Alcoa now is, the world's leading aluminum foil producer and a major converter of plastic resins.

   Flexible Packaging

Alcoa markets a diverse range of flexible packaging products under the Reynolds brand name, including inner and outer wraps, pouches, specialty cartons, child-resistant blister backing, and plastic containers. The customers of this business include global marketers of food, confection, healthcare and tobacco products. Alcoa also serves the foodservice market (restaurants, delis, supermarket take-out, and fast-food and catering establishments) with over 1,000 foil, plastic and paper products including aluminum and plastic film, plastic containers and lids, foodservice bags, catering trays, sandwich bags and wraps, baking cups and trays also marketed under the Reynolds brand name. Alcoa also produces industrial plastic film (including Reynolon shrink film) and labels for shrink wrapping and tamper-evident packaging.

Alcoa manufactures its packaging products at wholly-owned facilities it acquired in the Reynolds acquisition which are located in the U.S., Brazil, Canada and Spain. Alcoa also has an interest in foil operations in Colombia and Venezuela as part of the Reynolds acquisition. The capacity of these manufacturing facilities depends on the variety and types of products manufactured.

In September 2000, Aluminio acquired Itaipava, a producer of flexible aluminum packaging in Brazil.

   Consumer Products

Alcoa's consumer business manufactures and markets an extensive line of foil, plastic and paper consumer products predominantly under the Reynolds brand name. Products include the well-known Reynolds Wrap Aluminum Foil, Reynolds Plastic Wrap, Reynolds Oven Bags, Reynolds Pot Lux Cookware, Reynolds Freezer Paper, Reynolds Cut-Rite Wax Paper, Reynolds Baker's Choice Bake Cups, and Reynolds Wrappers Foil Sheets. Reynolds' consumer products are distributed throughout North America, with the U.S. being Reynolds' largest market for these products, and in more than 65 other countries.

A consumer products subsidiary, Reyco Ltda., in Sao Paulo, Brazil, produces consumer products under the Masterpack brand name, and a limited number of foodservice items under the Reynolds brand.

Through a subsidiary acquired in the Reynolds acquisition that trades under the name Presto Products Company, Alcoa is a supplier of private label plastic consumer products. The Company produces a variety of plastic food wraps and bags (including trash bags and reclosable snack, sandwich, storage and freezer bags) that are sold predominantly in North America. In August 2000, Presto Products acquired certain assets of Conagra Inc.'s Arrow Industries Division. These assets will add significant capacity to Presto Products' operations and will produce products such as consumer disposer bags, non-reclosable sandwich and food storage bags and plastic wrap.

In August 2000, the Company acquired certain assets of privately held Baco Consumer Products, Ltd. (Baco). Baco is the U.K.'s leading supplier of household wraps, including aluminum foil, plastic bags, clingfilm and bin liners.

   Graphics

Alcoa's subsidiary, Southern Graphic Systems, Inc., which was acquired as part of the Reynolds acquisition, produces rotogravure printing cylinders, color separations and flexographic plates used in Alcoa's packaging printing operations and for the consumer and industrial packaging industry. Southern Graphic's major customers, in addition to Alcoa, are other consumer products companies and converters, with a trend toward consumer products companies. Southern Graphic also provides graphics management services and manufactures printing accessories (bases and anilox rolls).

Southern Graphic has a plant in Toronto, Ontario, Canada that produces flexographic separations and plates for the packaging industry in Canada. Southern Graphic has four U.S. production facilities for flexographic separations and plates for the packaging industry. In addition, Southern Graphic, through its Mexican subsidiary, Southern Graphic Systems Mexico S. de R.L. de C. V., provides onsite services to its customers at its new Mexico City, Mexico offices.

In April 2000, Southern Graphic acquired the assets of Cage Graphic Arts, Inc., a company that offered a complete line of prepress services for the flexographic and offset printing industries.



Closures and Packaging Equipment
--------------------------------

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

The use of plastic closures has surpassed that of aluminum closures for beverage containers in the U.S. and in many other countries. Alcoa has facilities designing and/or making plastic and aluminum closures, PET plastic bottles, closure molding equipment, capping machinery and other equipment for the food and beverage industry at the following locations:

Packaging and Closures Facilities:

     .  Barcelona, Spain
     .  Barueri, Itapissuma, Lages and Queimados, Brazil
     .  Bogota, Colombia
     .  Buenos Aires and Uschuaia, Argentina

     .  Canton, Ohio
     .  Crawfordsville, Indiana
     .  Englewood, Colorado
     .  Ensenada and Saltillo, Mexico
     .  Kilgore, Texas
     .  Lima, Peru
     .  Lyubuchany, Russia
     .  Manama, Bahrain
     .  Manila, the Philippines
     .  Montivideo, Uruguay
     .  Nogi, Japan
     .  Olive Branch, Mississippi
     .  Randolph, New York
     .  Rieti, Italy
     .  San Jose, Costa Rica
     .  Santiago, Chile
     .  Sidney, Ohio
     .  Shreveport, Louisiana
     .  Szekesfehervar, Hungary
     .  Tianjin, China
     .  Valencia, Venezuela
     .  West Bromwich, UK and
     .  Worms and Viernheim, Germany.

In February 2000, ACSI acquired certain assets from Redicon Corporation involved in the design and manufacture of metal forming systems, which is an extension of its product line.

On July 31, 2000, the Company completed the acquisition of Southern Plastics, Inc. The acquisition adds injection molding technology as well as access to the food and personal care markets to ACSI.

The Alcoa Packaging Equipment business unit designs, manufactures and services:

     .  can forming equipment
     .  registered embossers
     .  end manufacturing systems
     .  printing systems and
     .  a variety of testing equipment for the can-making industry.


VI.  Other

This category includes the Alcoa Automotive businesses, Alcoa Fujikura Ltd.'s electronic and electrical distribution systems (EDS) as well as its telecommunications products and services, Thiokol's propulsion systems, Kawneer Company, Inc.'s architectural aluminum products, Alcoa Building Products, Inc.'s building and construction products, and various other aluminum and non-aluminum products.


Alcoa Automotive
----------------

The Company's Automotive unit is organized into three businesses: Automotive Castings, Automotive Engineering and Automotive Assembly & Fabrication.

The Company's Alcoa Automotive Castings unit offers high-quality structural castings, while its Alcoa Automotive Engineering unit provides design, engineering, prototyping and cost analysis for aluminum structures, assemblies and components to both internal and external customers, and its Alcoa Automotive Assembly & Fabrication unit manufactures structural assemblies and components as well as formed and machined extrusions.

Alcoa Automotive Castings' Soest, Germany plant produces the components and selected sub-assemblies for the Audi A8 spaceframe, the result of a cooperative effort between the two companies that began in 1981, as well as the front-end module for the Mercedes-Benz A Class car.

Alcoa Automotive Castings also produces components at its Michigan Casting Center in Fruitport, Michigan, its Kentucky Casting Center in Hawesville, Kentucky and its Scandinavian Casting Center in Lista, Norway. The Lista plant is located near the 50%-owned Elkem Aluminium ANS smelter, which delivers molten aluminum to the plant. Current Automotive Castings customers include DaimlerChrysler, Ford, Volvo, BMW, Jaguar, Audi and General Motors.

Together with Lingotes Especiales S.A. of Valladolid, Spain, Alcoa acquired Alloy Technologies Limited, now known as "Alcoa-Lingotes Castings Limited" in Leyland, England, in the second quarter of 2000. Alcoa-Lingotes Castings is developing automated green sand-casting technology to supply automotive components.

The Alcoa Automotive Assembly & Fabrication unit consists of the Company's Ohio Assembly & Fabrication Center in Northwood, Ohio, which manufactures DaimlerChrysler's Plymouth Prowler frame and a variety of aluminum structural assemblies for the U.S. automotive industry, including the Corvette windshield surround; the Indiana Assembly & Fabrication Center (formerly Reynolds' RAMCO Manufacturing Company) unit in Auburn, Indiana, which makes extrusions and assembles other components for use in bumpers, car and truck door frames, convertible roof brackets, sunroof frames, antilock brake system housings, steering shafts and steering column brackets; and the Italian Assembly & Fabrication Center in Modena, Italy, which assembles spaceframes for the Ferrari 360 Modena, which was introduced in 1999 to favorable automotive industry reviews.

Alcoa Automotive Engineering includes the design and engineering offices in Esslingen (Stuttgart), Germany, Livonia (Detroit), Michigan and Alcoa Technical Center, near Pittsburgh, Pennsylvania. The unit of Alcoa Automotive designs aluminum auto body structures for a variety of car manufacturers and for Tier 1 suppliers to the automotive industry.

Alcoa is working with several other automobile manufacturers in North America, Europe and Japan to develop new automotive applications for aluminum products.


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

AFL's subsidiaries operate EDS facilities in Ciudad Acuna, Piedras Negras, Monterrey, Torreon and Ciudad Juarez, Mexico. AFL and Aluminio have a joint venture, AFL do Brasil Ltda., that manufactures and sells EDS in Brazil. AFL also has an EDS manufacturing facility in Venezuela.

An AFL subsidiary operates a telecommunications components assembly facility in Monterrey, Mexico.

Six "R" Communications, L.L.C., part of AFL's telecommunications division, is a Monroe, North Carolina-based provider of EF&I services (engineer, furnish and install) to the telecom and CATV industries. Other EF&I subsidiaries of AFL include T.I.C.S. Corporation in Charlotte, North Carolina; MinTel Communications, L.L.C. in Norcross, Georgia; Quality Control Services, L.L.C. in Richmond, Virginia; Tele-Tech Company, Inc. in Lexington, Kentucky; and Digisys Corp. in Alpharetta, Georgia. AFL also provides cabling contracting services for LAN and computer network installations.

In February 2000, AFL's telecommunications division acquired privately held Noyes Fiber Systems, Inc., headquartered in Belmont, New Hampshire. Noyes Fiber Systems is a manufacturer of fiber optic test equipment for measuring, maintaining and documenting the performance of fiber optic networks.

In June 2000, AFL's telecommunications division purchased the assets of Focas, Ltd. in Swindon, UK and the assets of Focas, Inc. in Alpharetta, Georgia. Both companies manufacture aerial fiber optic cable for communication networks around the world.

In November 2000, AFL's telecommunications division purchased Atlantic and Pacific Telcom, Inc. headquartered in Roanoke, Virginia. This company provides a variety of EF&I services to the telecom industry. In addition, the telecommunications division purchased the assets of Thomas & Betts Corporation's fiber optic division located in Attleboro, Massachusetts. This company manufactures fiber optic components for OEMs and their optical system suppliers.


Thiokol Propulsion
------------------

As part of the Cordant acquisition, Alcoa acquired the propulsion systems division of Cordant operating as Thiokol Propulsion (Thiokol). Thiokol produces solid rocket propulsion systems and related products, and provides research and development and launch support services for the National Aeronautics and Space Administration, Department of Defense and commercial space applications.
On January 31, 2001, Alcoa announced that it had reached an agreement to sell Thiokol. See Recent Developments on page 3.


Other Aluminum Products
-----------------------

Kawneer Company, Inc. (Kawneer) designs, manufactures and markets architectural aluminum products and is a leading producer of these products in the U.S. and Canada. These products include entrances, windows, framing and curtain wall systems for the commercial building markets. Kawneer products also are engineered for use on construction projects throughout the world.

Kawneer operates five integrated architectural plants, 15 service centers and two additional manufacturing locations in the U.S. Distribution is principally through dealers, most of whom are glazing contractors.

Kawneer also operates two integrated architectural plants in Canada that provide most of the product that is sold for large overseas projects, as well as two service centers.

Alcoa Europe Building and Construction Systems manages the architectural aluminum systems businesses (curtain walling, windows, doors) of Kawneer and Reynolds through five major locations (UK, Ireland, Holland, Germany and France) along with Reynobond composite panels and Reynolux painted coil produced in Merxheim, France. A number of additional building products (partition systems, balcony railings, roof edging and ancillary products) are produced and marketed in Holland.

The Company produces Reynobond aluminum composite material that is sold worldwide for architectural and specialty applications.

The Company also produces Reynolux painted aluminum sheet and profiled products; designs and markets architectural systems consisting of curtainwall, window and door units for residential and commercial applications; and produces and sells polymer-coated magnet wire for electrical transformers.

Alcoa Building Products, Inc. (ABP) manufactures and markets aluminum siding and accessory products for the residential building and construction markets. ABP sells these products principally through specialty distributors.

Alcoa owns a 36% interest in American Trim, L.L.C., a joint venture that manufactures primarily auto parts and appliance control panels.

As part of the Reynolds acquisition, Alcoa acquired a 36% interest in LATASA, the largest aluminum can producer in Latin America. LATASA has four operating locations in Brazil, one in Argentina and one in Chile.


Other Nonaluminum Products
--------------------------

ABP produces vinyl siding and accessories and other nonaluminum building products for the residential building and construction markets. ABP sells these products principally through specialty distributors.

As part of the Reynolds acquisition, Alcoa acquired a distribution business that distributes aluminum, stainless steel and other specialty metal products under the names Reynolds Aluminum Supply Company (RASCO), Permamet Metals, Inc. and RASCO Specialty Metals Inc. (in Canada).

RASCO provides supply chain management services to North American metal fabricating customers requiring high-quality aluminum, stainless steel and other specialty metal products. During 2000, RASCO's total distribution sales were 49% in aluminum mill products and 49% in stainless steel mill products. RASCO processes and distributes plate, sheet, extrusions, rod and bar products through 37 facilities across North America. RASCO provides metal processing services such as cutting to length, slitting, blanking, shearing, sawing and plasma burning. The metal processing services offered by RASCO allow it to provide customized products, delivered just-in-time to customers. RASCO's customers include fabricators and manufacturers in transportation, equipment, machinery and other markets.

During 2000, RASCO completed a new 72,000 square foot service center in Kansas City and began expansions to facilities in Shelbyville, Kentucky, and Wilmington, Delaware, each with new blanking equipment. The blanking lines will provide customers with close tolerance, custom size blanks ready for their production lines.

Northwest Alloys, Inc., in Addy, Washington, produces magnesium from minerals in the area owned by the Company. Alcoa uses the magnesium for certain aluminum alloys and also sells it to third parties.

The Alcoa facility at Cleveland, Ohio produces large press steel, titanium and special super-alloy forgings. Aerospace and commercial customers are the principal purchasers of these products.


Alcoa e-Business
----------------

The Company has formed a "virtual" business unit to champion closer eCommerce integration between Alcoa and its customers and suppliers. This initiative utilizes an enhanced infrastructure and a combination of internal and external resources.

The Company has standardized its desktop systems, is consolidating its numerous North American data centers and is implementing a common enterprise business system. Alcoa's eProcurement initiatives include an internal catalog based electronic mall which has been rolled out in North America with an MRO/indirect procurement focus. The functionality of the mall streamlines the procurement process from requisition through payment. Additionally, a number of major purchases have been accomplished using dedicated auction sites and exchange marketplaces.

Certain Alcoa business units have developed individual eCommerce portals which are now being consolidated into a coordinated corporate site.

Where there is opportunity to enhance supply chain efficiency or to expand market reach, Alcoa utilizes external eCommerce sites and marketplaces and in some instances has taken a minority equity position.


Competition
-----------

The markets for most aluminum products are highly competitive. Price, quality and service are the principal competitive factors in most of these markets. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight and recyclability.

The Company continues to examine all aspects of its operations and activities and redesign them where necessary to enhance effectiveness ad achieve cost reductions. Research and development has led to improved product quality and production techniques, new product development and cost control. Alcoa believes that it enhances its competitive position through its improved processes, extensive facilities and willingness and ability to commit capital where necessary to meet growth in important markets, and by the capability of its employees. This is being done through aggressive implementation of the Alcoa Business System (ABS), an integrated set of systems and tools organized to provide a common language and unencumbered transfer of knowledge across businesses and geographies.

ABS is the management system Alcoa set out to implement worldwide four years ago. The basic ABS Principles are: (1) making only what the customer wants, when the customer wants it; (2) eliminating as waste anything not wanted by the customer; and (3) recognizing that people are critical to the success of ABS.

In addition to the positive and tangible financial outcomes, ABS provides a simple, consistent, powerful framework for decision making, communication and people engagement. It has been a valuable contributor to the integration of Alcoa's recent acquisitions.

Alcoa believes that ABS will in time substantially improve its profitability and become a source of competitive advantage. At the end of 2000, the Company announced that it had achieved its $1.1 billion annualized cost savings initiative (announced in 1998), excluding the impact of higher energy costs, which were $132 million for the year 2000. At the end of January 2001, Alcoa announced a new $1.0 billion cost reduction initiative to be achieved by December 31, 2003.


Risk Factors
------------

This report contains (and oral communications made by Alcoa may contain) forward-looking statements. These statements are based on Alcoa's estimates and assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements can be identified generally as those containing words such as "anticipates", "assumes," "believes", "estimates", "expects", "should", "will", "will likely result", "forecast", "outlook", "projects" or similar expressions. For each of these statements, Alcoa claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Alcoa disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion, which provides additional detail regarding Alcoa's exposure to the risks of changing commodity prices, foreign exchange rate, interest rates, legal contingencies and environmental matters, includes forward-looking statements that involve risk and uncertainties.


Commodity Price Risks
---------------------

The aluminum industry is highly cyclical, and the London Metal Exchange
(LME)-based prices of primary aluminum influence the Company's results of operations. This price sensitivity impacts a portion of the Company's alumina sales and many of the Company's aluminum products. There is, however, less impact on the more specialized and value-added products.

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

In order to fulfill some of the orders noted above, Alcoa might be required to purchase aluminum to supplement its internal production. These purchases expose the company to the risk of higher aluminum prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing metal; therefore, it is highly likely that anticipated metal purchase requirements will be met. At December 31, 2000 and 1999, these contracts totaled approximately 522,000 mt and 465,000 mt, respectively. These contracts act to fix the purchase price for these metal purchase requirements, thereby reducing Alcoa's risk to rising metal prices.

A hypothetical 10% change from the 2000 year-end, three-month LME aluminum ingot price of $1,565 per mt would result in a pretax gain or loss to future earnings of $81 million related to all of the futures and options contracts noted above. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying metal purchase transactions.

Earnings were selected as the measure of sensitivity due to the historical relationship between aluminum ingot prices and Alcoa's earnings. The hypothetical change of 10% was calculated using a parallel shift in the existing December 31, 2000 forward price curve for aluminum ingot. The price curve takes into account the time value of money, as well as future expectations regarding the price of aluminum ingot.

The futures and options contracts noted above are with creditworthy counter parties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

Alcoa also had 51,000 mt and 21,000 mt of futures and options contracts outstanding at year-end 2000 and 1999, respectively, that cover long-term, fixed-price commitments to supply customers with metal from internal sources. Accounting convention requires that these contracts be marked to market, which resulted in after-tax gains of $6 million in 2000 and $12 million in 1999 and charges of $45 million in 1998. A hypothetical 10% change in aluminum ingot prices from the year-end 2000 level of $1,565 per mt would result in a pre-tax gain or loss of $7 million related to these positions. The hypothetical gain or loss was calculated using the same model and assumptions noted earlier.

Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the Company may elect to hedge a portion of these exposures to reduce the risk of fluctuating market prices on these sales. Towards this end, Alcoa may enter into short positions using futures and options contracts. At December 31, 2000 and 1999, these contracts totaled 112,000 and 244,000 mt respectively. These contracts act to fix a portion of the sales price related to these sales contracts. A hypothetical 10% change in aluminum ingot prices from the year-end 2000 level of $1,565 per mt would result in a pretax gain or loss of $15 million related to these positions. The hypothetical gain or loss was calculated using the same model and assumptions noted earlier.

Alcoa is required to purchase natural gas to meet its production requirements. These purchases expose the Company to the risk of higher natural gas prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing natural gas; therefore, it is highly likely that anticipated natural gas purchases will occur. At
December 31, 2000 the fair value of the contracts for natural gas totaled approximately $69 million. A hypothetical 50% change in the market price of natural gas from year-end 2000 levels would increase or decrease future earnings by $81 million.

Alcoa also purchases certain other commodities, such as fuel oil, electricity and copper, for its operations and enters into futures and options contracts to eliminate volatility in the prices of such products. None of these contracts are material. For additional information on financial instruments, see Notes A and S to the Financial Statements.


Foreign Exchange Risks
-----------------------

Alcoa is subject to significant exposure from fluctuations in foreign currencies. As a matter of company policy, foreign currency exchange contracts, including forwards and options, are sometimes used to limit the risk of fluctuating exchange rates. A hypothetical 10% change in applicable 2000 year-end forward rates would result in a pretax gain or loss of approximately $210 million related to these positions. However, it should be noted that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged item. The model assumes a parallel shift in the forward curve for the applicable currencies and includes the foreign currency impacts of Alcoa's cross-currency interest rate swaps. See Notes A and S to the Financial Statements for information related to the accounting policies and fair market values of Alcoa's foreign exchange contracts at December 31, 2000 and 1999.


Interest Rate Risks
-------------------

Alcoa attempts to maintain a reasonable balance between fixed and floating-rate debt and uses interest rate swaps and caps to keep financing costs as low as possible. At December 31, 2000 and 1999,

Alcoa had $8,133 million and $3,067 million of debt outstanding at effective interest rates of 7.6% for 2000 and 5.8% for 1999, after the impact of interest rate swaps and caps is taken into account. A hypothetical change of 10% in Alcoa's effective interest rate from year-end 2000 levels would increase or decrease interest expense by $62 million. The interest rate effect of Alcoa's cross-currency interest rate swaps has been included in this analysis. For more information related to Alcoa's use of interest rate instruments, see Notes A and S to the Financial Statements.



Risk Management
---------------

All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward and are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility and cover underlying exposures.

Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the chief financial officer and other officers and employees that the chief executive officer may select from time to time. SRMC reports to the board of directors on the scope of its derivative activities.


Material Limitations
--------------------

The disclosures with respect to commodity prices and foreign exchange risk do not take into account the underlying anticipated purchase obligations and the underlying transactional foreign exchange exposures. If the underlying items were included in the analysis, the gains or losses on the futures and options contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa's control and could vary significantly from those factors disclosed.


Legal Contingencies
-------------------

Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. For more information, see Note K to the Financial Statements.


Environmental Matters
---------------------

It is possible that Alcoa's results of operations or liquidity in a particular period could be materially affected by certain environmental matters, including remediation costs and damages related to the Massena, New York; Pt. Comfort, Texas; Troutdale, Oregon; and Sherwin, Texas sites. For more information, see Note T to the Financial Statements.


Employees
---------

Alcoa and its subsidiaries had approximately 142,000 employees worldwide at year-end 2000.

In the U.S., in mid-1996, Alcoa and a number of unions ratified six-year labor agreements, which, at year-end 2000, covered approximately 13,000 of Alcoa's production and maintenance workers. The agreements have five years of defined provisions. At the end of the fifth year, Alcoa and the unions will reopen the entire contract. If the parties cannot reach agreement, they will submit the economic provisions to arbitration. There are approximately 14,000 U.S. production and maintenance workers covered under various other labor agreements, which provide for varying termination dates and other employment provisions. There are approximately 18,000 non-union U.S. production and maintenance workers.

Agreements negotiated under guidelines established by a national industrial relations authority cover wages for AWA - Australia employees.

Aluminio negotiates wages for both hourly and salaried employees annually in compliance with government guidelines. Each Aluminio location, however, has a separate compensation package for its employees.

In Canada, Alcoa has over 4,000 employees, some of whom are covered under six different labor agreements.

In Mexico, Alcoa has over 30,000 employees, some of whom are covered under three different labor agreements.

In Italy, Alcoa has 16 locations with approximately 2,600 employees, most of whom are represented by national trade unions.

In the United Kingdom, Alcoa has approximately 4,600 employees, most of whom are represented by four different trade unions.

In Spain, Alcoa has eight plants and one central office, each one with its own collective bargaining agreement. There are two plants with collective bargaining agreements at a regional level. Each agreement is negotiated with the committee of workers of the plant. The collective bargaining agreements affect about 4,000 employees.


Research and Development
------------------------

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its business units and at Alcoa Technical Center. Expenditures for R&D activities were $194 million in 2000, $128 million in 1999 and $128 million in 1998. The Company funds substantially all R&D expenses.

Each of the major process/product areas within the Company has a Technology Management Review Board (TMRB), consisting of members from various worldwide locations. The TMRB is responsible for formulating and communicating a technology strategy for its particular process/product area, developing and managing the technology portfolio and ensuring the global transfer of technology.

In June 2000, Alcoa confirmed that it had been working on new developments in inert anode technology and that the United States Patent and Trademark Office had granted the Company patents related to these advanced smelting process technologies. The Company plans a test of the technology in a single pot in a commercial facility during the first half of this year. Dependent upon results of single pot testing activity, testing may be expanded to a complete potline in 2002. Assuming the technology proves to be commercially feasible, the Company believes that it will be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology will also generate substantial environmental benefits in the form of reduction and elimination of certain emissions. No timetable has been established for commercial use.


Environmental
-------------

Alcoa's Environment, Health and Safety Policy confirms its commitment to operate worldwide in a manner that protects the environment and the health and safety of employees and of the citizens of the communities where the Company operates.

Alcoa continues its efforts to develop and implement modern technology, and standards and procedures, to meet its Environment, Health and Safety goals. The Company spent approximately $96 million during 2000 for new or expanded facilities for environmental control. Capital expenditures for such facilities will approximate $91 million in 2001. These figures do not include the costs of operating these facilities. Remediation expenses are continuing at many of the Company's facilities. See Note T on Environmental Matters in the Annual Report to Shareholders and "Item 3 -- Legal Proceedings" below.

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



Item 3. Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential, including some that it has asserted against others. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. It is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. Management believes, however, that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial position of the Company.

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

In response to a unilateral order issued under Section 106 of the Comprehensive Environmental Compensation and Liability Act of 1980 (CERCLA) by the U.S. Environmental Protection Agency (EPA) Region II regarding releases of hazardous substances, including polychlorinated biphenyls (PCBs), into the Grasse River near its Massena, New York facility, Alcoa has been conducting investigations and studies of the river under order from the EPA issued under CERCLA. EPA Region II has reviewed the Company's Analysis of Alternatives document submitted in December 1999. EPA has requested that Alcoa revise the document by including additional remedial alternatives. Alcoa expects to submit a revised Analysis of Alternatives report during 2001.

Representatives of various federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa and Reynolds may be liable for loss or damage to such resources under federal and state law based on Alcoa's and Reynolds' operations at their Massena facilities. While formal proceedings have not been instituted, the Company continues to actively investigate these claims.

In March 1994, Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA Docket No. 6-11-94, concerning the Alcoa (Pt. Comfort)/Lavaca Bay National Priorities List site that includes portions of Alcoa's Pt. Comfort, Texas bauxite refining operations and portions of Lavaca Bay, Texas, adjacent to the Company's plant. The administrative order requires the Company to conduct a remedial investigation and feasibility study under EPA oversight. Work under the administrative order is proceeding, including actions to fortify an offshore dredge disposal island that may include the removal of certain mercury-contaminated sediments adjacent to Alcoa's plant in and near routinely dredged navigation channels. As required by the order, the Company submitted a baseline risk assessment for the site and a draft Feasibility Study. The Company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have entered into several agreements to cooperatively identify restoration alternatives and approaches for Lavaca Bay. Efforts under those agreements are ongoing.

As previously reported, on May 13, 1998, an action was filed in the Superior Court of Riverside County, California allegedly on behalf of more than 500 plaintiffs who currently live, or formerly lived, in the Glen Avon, California area, who claim to have suffered personal injuries, both physical and emotional, as well as property damage, as a result of air and water contamination due to the escape of toxic wastes from the Stringfellow disposal site. The complaint, which names Alcoa, Alumax Inc. and more than 130 other companies as defendants, was served on Alcoa and Alumax in October 1998. Based on motions filed during 1999, the court ruled in March 2000 that approximately 350 plaintiffs' claims were not timely and dismissed those claims. Approximately 140 claims remain in litigation, and nearly all those of individuals were minors or not yet born during the relevant time period.

In October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the DOJ.
The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been unable to reach settlement on this matter. In June 1999, the DOJ and EPA filed a complaint against Alcoa in the United States District Court for the Northern District of Indiana. The matter is proceeding with discovery and is currently set for trial in late November 2001. In addition, the Company is engaged in settlement negotiations with EPA and DOJ.

As previously reported, in March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen works of Discovery Aluminas, Inc. (Discovery), a subsidiary, in Port Allen, Louisiana. Also in March, Discovery was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. In December 2000 a plea agreement was executed between Discovery and the federal authorities. In addition, an agreement was reached between Discovery and state/local authorities to resolve this matter. Under these agreements together, Discovery will: (1) plead guilty to a one-count felony for violating the federal Clean Water Act and its state analog; (2) pay a $700,000 fine to the United States; (3) pay $50,000 in community restitution; and (4) pay $400,000 to the State of Louisiana. Discovery anticipates being sentenced sometime in the first quarter of 2001. The Louisiana Department of Environmental Quality has expressed an intention to issue a civil penalty to Discovery for water violations and settlement discussions are ongoing.

Other Matters
-------------

Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa's favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa will be able to recover from its insurers on the three test sites. Alcoa appealed these rulings to the Washington Court of Appeals, which certified the appeal to the Washington Supreme Court. Alcoa prevailed on significant portions of the appeal and is awaiting a decision by the trial court implementing the ruling on appeal.

Alcoa and Reynolds, along with various asbestos manufacturers, distributors and other premises users, are defendants in numerous individual lawsuits filed in the State of Texas on behalf of persons claiming injury as a result of occupational exposure to asbestos at various Alcoa and Reynolds facilities.

In July 1999, Alcoa Aluminio S.A. received notice that an administrative proceeding was commenced by Brazil's Secretary of Economic Law of the Ministry of Justice against Brazilian producers of primary aluminum, including Alcoa Aluminio. The suit alleges collusive action in the pricing of primary aluminum in violation of Brazilian antitrust law. Alcoa Aluminio has presented its defense and is awaiting the decision of the Secretary of Economic Law. If the Secretary of Economic Law determines that the antitrust law was violated, then the action may be further prosecuted by the Administrative Council of Economic Defense. Brazilian law provides for civil and criminal sanctions for violations of antitrust law, including fines ranging from 1% to 30% of a company's revenue during the last fiscal year.

On October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the Company in the United States District Court for the Southern District of New York, naming as defendants the Company, each member of Alcoa's Board of Directors, certain officers of the Company and PricewaterhouseCoopers LLP, Alcoa's independent accountants. The shareholder did not make a demand on the Company prior to filing this lawsuit. Under relevant law, this demand is required. The lawsuit alleges, among other things, that Alcoa's proxy statement dated March 8, 1999 contained materially false and misleading representations and omissions concerning the Company's proposed Alcoa Stock Incentive Plan and that the shareholder approval of the plan, based upon these alleged representations and omissions, was defective. The Plaintiff seeks to invalidate the shareholder approval of the plan and enjoin its implementation. She also requests that Alcoa pay the costs and disbursements of the action, including the fees of her accountants, counsel and experts. A motion to dismiss the matter has been filed and is pending before the court.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the Registrant as of February 15, 2001 are listed below.

Alain J. P. Belda, 57, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa's Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997 and Executive Vice President from 1994 to 1995. Mr. Belda was President of Alcoa Aluminio S.A. in Brazil from 1979 to March 1994. He was elected Vice President of Alcoa in 1982 and, in 1989, was given responsibility for all of Alcoa's interests in Latin America (other than Suriname). In August 1991 Mr. Belda was named President - Latin America for the Company.

Ricardo E. Belda, 56, Vice President and Group President, Alcoa Europe. Mr. Belda joined Alcoa Aluminio S.A. in Brazil in 1968. In 1987, he was named General Manager of the Flat Rolled Products Division and elected a director of Alcoa Aluminio. In 1991, he was named Executive Director of the Mill Products Division of Alcoa Aluminio. He was appointed President, Alcoa Netherland Holding B.V. in 1995 and President, Alcoa Europe -- Extrusions and End Products in 1997. Mr. Belda was elected a Vice President of Alcoa in May 2000 and was appointed Group President, Alcoa Europe in March 2000. Mr. Belda and Alain J.P. Belda are brothers.

Michael Coleman, 50, Vice President and President, Alcoa Rigid Packaging. Mr. Coleman joined Alcoa in January 1998. He had been Vice President - Operations of North Star Steel from 1993 to 1994, Executive Vice President - Operations from 1994 to 1996 and President from 1996 through 1997. Mr. Coleman joined North Star Steel in 1982.

L. Patrick Hassey, 55, Executive Vice President and Group President, Alcoa Industrial Components. Mr. Hassey joined Alcoa in 1967 and was named Davenport Works Manager in 1985. In 1991, he was elected a Vice President of Alcoa and appointed President - Aerospace/Commercial Rolled Products Division. He was appointed President - Alcoa Europe in November 1997. He was named to his current position in May 2000.

Barbara S. Jeremiah, 49, Vice President-Corporate Development. Ms. Jeremiah joined Alcoa in 1977 as an attorney and was elected Assistant General Counsel in 1992 and Corporate Secretary in 1993. She was elected to her current position in 1998, where she heads Alcoa corporate development activities.

Richard B. Kelson, 54, Executive Vice President and Chief Financial Officer. Mr. Kelson was elected Assistant General Counsel in 1989, Senior Vice President
- Environment, Health and Safety in 1991 and Executive Vice President and General Counsel in May 1994. He was named to his current position in May 1997.

William E. Leahey, Jr., 51, Vice President and Group President, Alcoa Packaging, Consumer, Construction and Distribution. Mr. Leahey joined Reynolds Metals Company in 1990 and served as its

Vice President, Can Division from 1993 to 1997 and Senior Vice President, Global Can from 1997 to 1998. In 1998, he was named Executive Vice President and Chief Financial Officer of Reynolds. He was named to his current position at Alcoa in May 2000.

Frank L. Lederman, 51, Vice President and Chief Technical Officer. Mr. Lederman was Senior Vice President and Chief Technical Officer of Noranda, Inc., a Canadian-based, diversified natural resource company, from 1988 to 1995. He joined Alcoa as a Vice President in May 1995 and became Chief Technical Officer in December 1995. In his current position, Mr. Lederman directs operations of the Alcoa Technical Center.

Timothy S. Mock, 58, Vice President and Controller. Mr. Mock joined Alcoa in 1964 and was named President of Alcoa's Wire, Rod and Bar business unit in 1988. He was appointed Managing Director of Alcoa Italia S.p.A. following Alcoa's acquisition of Alumix, S.p.A. in 1996. In 1998, he was named President of Alcoa Automotive Structures. He was elected to his current position in September 1999.

Joseph C. Muscari, 54, Vice President-Environment, Health and Safety, Audit and Compliance. Mr. Muscari joined Alcoa in 1969 and was named President-Alcoa Asia in 1993. In 1997, he was elected Vice President-Audit. He was named to his current position in May 1999 and is responsible for EHS policy, standards and strategy and the Alcoa integrated audit process. In addition, Mr. Muscari is the chief compliance officer for the Company.

G. John Pizzey, 55, Vice President and Group President, Alcoa Primary Products. Mr. Pizzey joined Alcoa of Australia Limited in 1970 and was appointed to the board of Alcoa of Australia as Executive Director -- Victoria Operations and Managing Director of Portland Smelter Services in 1986. He was named President
- Bauxite and Alumina Division of Alcoa in 1994 and President - Primary Metals Division of Alcoa in 1995. Mr. Pizzey was elected a Vice President of Alcoa in 1996 and was appointed President - Alcoa World Alumina in November 1997 and President -- Alcoa World Alumina and Chemicals in August 1999. He was named to his current position in June 2000.

Lawrence R. Purtell, 53, Executive Vice President and General Counsel. Mr. Purtell joined Alcoa in November 1997. He had been Corporate Secretary and Associate General Counsel of United Technologies Corporation from 1989 to 1992. Mr. Purtell was Vice President and General Counsel of Carrier Corporation, a unit of United Technologies Corporation and international designer, manufacturer and marketer of heating, ventilating and air conditioning equipment and services, from 1992 to 1993. He was Senior Vice President and General Counsel and Corporate Secretary of McDermott International, Inc. from 1993 to 1996. In 1996, Mr. Purtell joined Koch Industries, Inc. as Senior Vice President, General Counsel and Corporate Secretary.

Robert F. Slagle, 60, Executive Vice President, Human Resources and Communications. Mr. Slagle was elected Treasurer in 1982 and Vice President in 1984. In 1986, he was named Vice President - Industrial Chemicals and, in 1987, Vice President - Industrial Chemicals and U.S. Alumina Operations. Mr. Slagle served as Vice President - Raw Materials, Alumina and Industrial Chemicals in 1989, and Vice President of Alcoa and Managing Director - Alcoa of Australia Limited in 1991. He was named President - Alcoa World Alumina in 1996 and was elected to his current position in November 1997.

G. Keith Turnbull, 65, Executive Vice President - Alcoa Business System. Dr. Turnbull was appointed Assistant Director of Alcoa Laboratories in 1980. He was named Director - Technology Planning in 1982, Vice President -- Technology Planning in 1986 and Executive Vice President -- Strategic Analysis/Planning and Information in 1991. In January 1997, he was named to his current position, with responsibility for company-wide implementation of the Alcoa Business System.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Dividend per share data, high and low prices per share and the principal exchanges on which the Company's common stock is traded are set forth on page 66 of the 2000 Annual Report to Shareholders (Annual Report) and are incorporated herein by reference.

On January 10, 2000, the Board of Directors declared a two-for-one common stock split, subject to shareholder approval to increase the number of authorized shares. At the Company's annual meeting on May 12, 2000, Alcoa shareholders approved an amendment to increase the authorized shares of Alcoa common stock from 600 million to 1.8 billion. As a result of the stock split, shareholders of record on May 26, 2000, received an additional common share for each share held. The additional shares were distributed on June 9, 2000. In this report, all per-share amounts and number of shares outstanding have been restated to reflect the stock split.

At December 31, 2000, there were approximately 265,300 Alcoa shareholders, including both record holders and an estimate of the number of individual participants in security position listings.

Item 6.  Selected Financial Data.

The comparative table showing selected financial data for the Company is on page 33 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management's review and comments on the consolidated financial statements are on pages 34 through 43 of the Annual Report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 40 through 41 of the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are on pages 44 through 61 of the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information regarding Directors is contained under the captions "Board of Directors" and "Election of Directors" on pages 6 through 12 of the Registrant's definitive Proxy Statement dated February 22, 2001 (Proxy Statement) and is incorporated herein by reference.

The information regarding executive officers is set forth in Part I, Item 4A under "Executive Officers of the Registrant."

The information required by Item 405 of Regulation S-K contained under the caption "Compliance With Section 16(a) Reporting" on page 14 of the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

This information is contained under the captions "Stock Performance Graph" and "Executive Compensation" on page 15 and pages 18 through 27, respectively, of the Proxy Statement and is incorporated herein by reference. The stock performance graph and the Report of the Compensation Committee shall not be deemed to be "filed."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

This information is contained under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers" on pages 13 through 14 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

This information is contained under the caption "Transactions with Directors' Companies" on page 6 of the Proxy Statement and is incorporated herein by reference.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

     (1) The Company's consolidated financial statements, the notes thereto and the report of the independent public accountants are on pages 44 through 61 of the Annual Report and are incorporated herein by reference.

     (2) The following report and schedule should be read with the Company's consolidated financial statements in the Annual Report:

     Report of PricewaterhouseCoopers LLP dated January 8, 2001, except for Note U, for which the date is January 31, 2001, on the Company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2000, 1999 and 1998.

     Schedule II - Valuation and Qualifying Accounts - for the fiscal years ended December 31, 2000, 1999 and 1998.

     (3)  Exhibits

Exhibit
Number                             Description *
------                             -----------

2(a). Agreement and Plan of Merger among the Company, RLM Acquisition Corp. and Reynolds Metals Company dated as of August 18, 1999, incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K filed August 27, 1999.

2(b). Agreement and Plan of Merger among the Company, Omega Acquisition Corp. and Cordant Technologies Inc. dated as of March 14, 2000, incorporated by reference to exhibit 12(d)(1) to the Tender Offer Statement on Schedule TO filed by the Company and Omega Acquisition Corp. on March 20, 2000.

2(c). Agreement and Plan of Merger among the Company, HMI Acquisition Corp. and Howmet International Inc. dated as of June 2, 2000, incorporated by reference to exhibit 12(d)(5) to Amendment No. 5 to the Tender Offer Statement on Schedule TO filed by the Company and HMI Acquisition Corp. on June 5, 2000.

 3(a).    Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 3(b).    By-Laws of the Registrant as amended, incorporated by reference to exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(a). Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10(a)(1). Amendments to Alcoa Stock Acquisition Plan, effective September 1,
          2000.

10(b).    Employees' Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(b)(1). Amendments to Employees' Excess Benefit Plan, Plan A, effective
          January 1, 2000.

10(c). Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(d). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(d)(1). Amendments to Employees' Excess Benefit Plan, Plan C, effective
          January 1, 2000.

10(e). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the Company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) the Company's Annual Report on Form 10-K (Commission file number 1-
          3610) for the year ended December 31, 1994.

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

10(g). Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

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

10(j)(3). Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10(j)(4). Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10(j)(5). Amendments to Deferred Compensation Plan, effective January 1,
          2000.

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

10(m). Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company's Annual Report on Form 10-K (Commission file number 1-
          3610) for the year ended December 31, 1987.

10(n). Revolving Credit Agreement (364-Day), dated as of April 28, 2000, incorporated by reference to exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10(o). Revolving Credit Agreement (Five-Year), dated as of April 28, 2000, incorporated by reference to exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10(p). Alcoa Stock Incentive Plan, effective June 1, 1999, incorporated by reference to exhibit 10(p)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(q). Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(q)(1). Amendments to Alcoa Supplemental Pension Plan for Senior
          Executives, effective January 1, 2000.

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

10(s)(1). Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10(s)(2). Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000.

13.       Portions of Alcoa's 2000 Annual Report to Shareholders.

21.       Subsidiaries and Equity Entities of the Registrant.

23.       Consent of Independent Certified Public Accountants.

24.       Power of Attorney for certain directors.


     *Exhibit Nos. 10(a) through 10(m) and 10(p) through 10(s) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

    (b) Reports on Form 8-K.  None was filed in the fourth quarter of 2000.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Shareholders and Board of Directors of Alcoa Inc. (Alcoa)

Our audits of the consolidated financial statements referred to in our report dated January 8, 2001, except for Note U, for which the date is January 31, 2001, appearing in the 2000 Annual Report to Shareholders of Alcoa (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                  /s/ PricewaterhouseCoopers LLP
                                  PricewaterhouseCoopers LLP


600 Grant Street
Pittsburgh, Pennsylvania
January 8, 2001, except for
Note U, for which the date is
January 31, 2001

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                                 (in millions)


Col. A                                   Col. B                    Col. C                       Col. D             Col E
------                                   ------                    ------                       ------             -----
                                                                  Additions
                                                                  ---------
                                        Balance at        Charged to       Charged to
                                        beginning of      costs and        other                                  Balance at
  Description                           period            expenses         accounts (A)      Deductions (B)       end of period
  -----------                           -------           --------         ------------      --------------       -------------

Allowance for doubtful accounts:

    2000                                  $ 58               $ 9              $11(A)                $9(B)             $ 69

    1999                                  $ 61               $10              $(5)(A)               $8(B)             $ 58

    1998                                  $ 37               $11              $ 23(A)               $10(B)            $ 61

Income tax valuation allowance:

    2000                                  $134               $27              $30(A)               $26(D)             $165

    1999                                  $135               $12              $ 6(A)               $19(D)             $134

    1998                                  $104               $16              $ 21(A)              $ 6(C)             $135


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


                             ALCOA INC.


March 2, 2001                By  /s/Timothy S. Mock
                               ----------------------------------------
                                    Timothy S. Mock
                               Vice President and Controller
                               (Also signing as Principal Accounting Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                      Date


/s/Alain J. P. Belda           Chairman                         March 2, 2001
-------------------------      and Chief Executive Officer
                               (Principal Executive Officer
                               and Director)


/s/Richard B. Kelson           Executive Vice President and     March 2, 2001
-------------------------      Chief Financial Officer
                               (Principal Financial Officer)


Kenneth W. Dam, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, Hugh M. Morgan, John P. Mulroney, Henry B. Schacht, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 2, 2001, by Donna C. Dabney, their Attorney-in-Fact.*


*By  /s/Donna C. Dabney
     ------------------
     Donna C. Dabney
     Attorney-in-Fact

                                 [LOGO ALCOA]







Form A07-15899