Form 10-K405/A
period 2000-12-31
ALCOA INC
filed 2001-03-06
CIK 4281

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 22, 2001 there were 866,339,457 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $29.05 billion.

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


                                EXPLANATORY NOTE

         The original Annual Report on Form 10-K filed on March 2, 2001 incorrectly reported the aggregate market value of the shares of common stock of the registrant outstanding as of January 22, 2001, other than shares held by persons who may be deemed affiliates of the registrant, as approximately $2.905 billion. This Amendment to Form 10-K is being filed to report that value as approximately $29.05 billion.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ALCOA INC.


March 6, 2001                            By  /s/Timothy S. Mock
                                            ------------------------------------
                                            Timothy S. Mock
                                            Vice President and Controller
                                            (Also signing as Principal
                                            Accounting Officer)