Form 10-Q
period 2001-03-31
ALCOA INC
filed 2001-05-10
CIK 4281

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


   For the Quarter Ended March 31, 2001         Commission File Number 1-3610


                                   ALCOA INC.

             (Exact name of registrant as specified in its charter)


                  PENNSYLVANIA                                 25-0317820
            (State of incorporation)                        (I.R.S. Employer
                                                          Identification No.)

  201 Isabella Street, Pittsburgh, Pennsylvania                 15212-5858
    (Address of principal executive offices)                    (Zip Code)

                  Office of Investor Relations   212-836-2674
                  Office of the Secretary        412-553-4707

              (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

     As of May 7, 2001, 863,167,537 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.


A07-20003

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                                   (unaudited)
                                                                     March 31          December 31
ASSETS                                                                 2001               2000
                                                                   -----------         -----------
Current assets:
  Cash and cash equivalents                                          $   421             $   315
  Short-term investments                                                  34                  56
  Receivables from customers, less allowances of
   $72 in 2001 and $69 in 2000                                         3,265               3,461
  Other receivables                                                      326                 354
  Inventories (C)                                                      2,869               2,703
  Deferred income taxes                                                  372                 385
  Prepaid expenses and other current assets                              599                 304
                                                                     -------             -------
   Total current assets                                                7,886               7,578
                                                                     -------             -------
Properties, plants and equipment, at cost                             22,216              22,600
Less: accumulated depreciation, depletion and
 amortization                                                          9,765               9,750
                                                                     -------             -------
   Net properties, plants and equipment                               12,451              12,850
                                                                     -------             -------
Goodwill, net of accumulated amortization of $404 in
 2001 and $344 in 2000                                                 6,058               6,003
Other assets, including assets held for sale (G)                       3,572               5,260
                                                                     -------             -------
   Total assets                                                      $29,967             $31,691
                                                                     =======             =======
LIABILITIES
Current liabilities:
  Short-term borrowings                                              $ 1,700             $ 2,719
  Accounts payable, trade                                              1,815               1,876
  Accrued compensation and retirement costs                              775                 928
  Taxes, including taxes on income                                       856                 702
  Other current liabilities                                            1,575               1,302
  Long-term debt due within one year                                     225                 427
                                                                     -------             -------
    Total current liabilities                                          6,946               7,954
                                                                     -------             -------
Long-term debt, less amount due within one year                        4,918               4,987
Accrued postretirement benefits                                        2,667               2,719
Other noncurrent liabilities and deferred credits                      2,192               2,126
Deferred income taxes                                                    909                 969
                                                                     -------             -------
    Total liabilities                                                 17,632              18,755
                                                                     -------             -------
MINORITY INTERESTS                                                     1,316               1,514
                                                                     -------             -------
CONTINGENT LIABILITIES (D)                                                 -                   -

SHAREHOLDERS' EQUITY
Preferred stock                                                           56                  56
Common stock                                                             925                 925
Additional capital                                                     5,939               5,927
Retained earnings                                                      7,227               7,127
Treasury stock, at cost                                               (1,871)             (1,717)
Accumulated other comprehensive loss (E and H)                        (1,257)               (896)
                                                                     -------             -------
    Total shareholders' equity                                        11,019              11,422
                                                                     -------             -------
     Total liabilities and shareholders' equity                      $29,967             $31,691
                                                                     =======             =======

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                                                  First quarter ended
                                                                        March 31
                                                            ---------------------------------
                                                               2001                   2000*
                                                            ----------             ----------
Sales                                                         $6,176                 $4,509

Cost of goods sold                                             4,713                  3,314
Selling, general administrative and other
 expenses                                                        323                    227
Research and development expenses                                 49                     39
Provision for depreciation, depletion and
 amortization                                                    321                    225
Interest expense                                                 115                     51
Other income, net                                                (92)                   (41)
                                                              ------                 ------
                                                               5,429                  3,815

    Income before taxes on income                                747                    694
Provision for taxes on income                                    247                    237
                                                              ------                 ------
Income from operations                                           500                    457

Less: Minority interests' share                                   96                    105
                                                              ------                 ------
    Income before accounting change                              404                    352

Cumulative effect of accounting change
 for revenue recognition (H)                                       -                     (5)
                                                              ------                 ------
NET INCOME                                                    $  404                 $  347
                                                              ======                 ======
EARNINGS PER SHARE (F)
    Basic                                                     $  .47                 $  .47
                                                              ======                 ======
    Diluted                                                   $  .46                 $  .47
                                                              ======                 ======
Dividends paid per common share                               $ .150                 $ .125
                                                              ======                 ======

The accompanying notes are an integral part of the financial statements.

* Restated, see Note H

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)


                                                                             Three months ended
                                                                                   March 31
                                                                      ---------------------------------
                                                                         2001                   2000*
                                                                      ----------             ----------
CASH FROM OPERATIONS
Net income                                                             $   404                $   347
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                324                    228
   Change in deferred income taxes                                           5                     17
   Equity income before additional taxes, net of dividends                   4                     (4)
   (Gains)losses from investing activities - sale of assets                (47)                     3
   Minority interests                                                       96                    105
   Accounting change                                                         -                      5
   Other                                                                   ( 9)                    10
Changes in assets and liabilities, excluding effects of
 acquisitions and divestitures:
   Reduction (increase) in receivables                                     166                   (197)
   Increase in inventories                                                (202)                   (18)
   (Increase) reduction in prepaid expenses and other
     current assets                                                       (222)                     9
   Reduction in accounts payable and accrued expenses                     (260)                   (74)
   Increase in taxes, including taxes on income                            209                     51
   Net change in noncurrent assets and liabilities                        (126)                   (21)
                                                                       -------                -------
      CASH PROVIDED FROM OPERATIONS                                        342                    461
                                                                       -------                -------
FINANCING ACTIVITIES
Net changes to short-term borrowings                                    (1,014)                   341
Common stock issued for stock compensation plans                           134                    247
Repurchase of common stock                                                (276)                  (670)
Dividends paid to shareholders                                            (130)                   (91)
Dividends paid to minority interests                                      (139)                   (49)
Additions to long-term debt                                                208                     13
Payments on long-term debt                                                (434)                   (25)
                                                                       -------                -------
      CASH USED FOR FINANCING ACTIVITIES                                (1,651)                  (234)
                                                                       -------                -------
INVESTING ACTIVITIES
Capital expenditures                                                      (241)                  (176)
Acquisitions, net of cash acquired                                         (76)                   (72)
Proceeds from the sale of assets                                         1,777                      4
Additions to investments                                                   (44)                     -
Changes in minority interests                                                -                     (3)
Changes in short-term investments                                           23                     (4)
Other                                                                       (9)                    (8)
                                                                       -------                -------
      CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                   1,430                   (259)
                                                                       -------                -------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (15)                     3
                                                                       -------                -------
Net change in cash and cash equivalents                                    106                    (29)
Cash and cash equivalents at beginning of year                             315                    237
                                                                       -------                -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   421                $   208
                                                                       =======                =======

The accompanying notes are an integral part of the financial statements.

* Restated, see Note H

Notes to Condensed Consolidated Financial Statements
(in millions, except per share amounts)

A. The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of normal recurring accruals, considered necessary by management to fairly present the results of operations, financial position and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year.

This Form 10-Q report should be read in conjunction with Alcoa's annual report on Form 10-K for the year ended December 31, 2000.

B. Common Stock Split - In the second quarter of 2000, a two-for-one stock split was approved and distributed to shareholders. In this report, all per-share amounts and number of shares have been restated to reflect the stock split.

C. Inventories

                                            March 31      December 31
                                              2001            2000
                                            --------      -----------
Finished goods                              $  875          $  814
Work in process                                869             806
Bauxite and alumina                            352             311
Purchased raw materials                        593             562
Operating supplies                             180             210
                                            ------          ------
                                            $2,869          $2,703
                                            ======          ======

     Approximately 51% of total inventories at March 31, 2001 and December 31, 2000 were valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $671 and $658 higher at March 31, 2001 and December 31, 2000, respectively.

D. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed might be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse impact on the financial position of the company.

Alcoa Aluminio S.A. (Aluminio) is a participant in a hydroelectric construction project in Brazil and has guaranteed up to 34% of the project's total debt of approximately $380. Approximately 50% of the long-term financing for the project was obtained in April 2001. If other participants fail to meet obligations, Aluminio may be required to fund a portion of the deficiency and would be entitled to an increase in the output of the project.

E. Comprehensive Income

                                                             First quarter ended
                                                                   March 31
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Net income                                                     $ 404      $ 347
Other comprehensive loss:
   Unrealized translation adjustments                           (238)       (79)
   Unrealized gains/(losses) on derivatives:
      Cumulative effect of accounting change
       for derivatives                                            (4)         -
      Net change from periodic revaluations                      (95)         -
      Net amount reclassified to income                          (24)         -
                                                               -----      -----
   Total unrealized gains/(losses) on derivatives               (123)         -
                                                               -----      -----
Comprehensive income                                           $  43      $ 268
                                                               =====      =====

F. Earnings Per Share - The detail of basic and diluted EPS follows:


                                                      First quarter ended
                                                            March 31
                                                      -------------------
                                                        2001       2000*
                                                      --------   --------
Income before cumulative effect                         $ 404      $ 352
Less: Preferred stock dividends                             -          -
                                                        -----      -----
Income available to common stockholders
  before cumulative effect                              $ 404      $ 352
Cumulative effect of accounting change                      -         (5)
Income available to common stockholders
  after cumulative effect                               $ 404      $ 347
Average shares outstanding - basic                        865        733
Effect of dilutive securities:
  Shares issuable upon exercise of
    dilutive outstanding stock options                      9         12
                                                        -----      -----
  Average shares outstanding - diluted                    874        745

Basic EPS (before cumulative effect)                    $ .47      $ .48
                                                        =====      =====
Basic EPS (after cumulative effect)                     $ .47      $ .47
                                                        =====      =====
Diluted EPS (before cumulative effect)                  $ .46      $ .48
                                                        =====      =====
Diluted EPS (after cumulative effect)                   $ .46      $ .47
                                                        =====      =====

* Restated, see Note H

    Options to purchase 29 million shares of common stock at an average exercise price of $39.00 were outstanding as of March 31, 2001 but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

    In April 2000, Alcoa entered into a forward share repurchase agreement to partially hedge the equity exposure related to its stock option program. The contract, which matures in 2002, allows Alcoa to repurchase up to 10 million shares from a financial institution. Alcoa may elect to settle the contract on a net share basis in lieu of physical settlement. The contract permits early settlement. As of March 31, 2001, 4.4 million shares had been committed at an average price of $31.90 per share.

G. Acquisitions and Divestitures - In May of 2000, Alcoa completed a merger with Reynolds Metals Company (Reynolds) by issuing approximately 135 million shares of Alcoa common stock. The transaction was valued at approximately $5,900, including debt assumed of $1,297. The purchase price allocation is preliminary; the final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingencies that will be completed in the second quarter of 2001. Alcoa does not believe that the completion of these studies will have a material impact on the purchase price allocation. The goodwill of $2,100 resulting from the preliminary purchase price allocation is being amortized over a 40-year period.

    As part of the merger with Reynolds, Alcoa agreed to divest Reynolds' interests in the alumina refineries in Worsley, Australia; Stade, Germany; and Sherwin, Texas as well as 25% of Reynolds' interest in the aluminum smelter located in Longview, Washington. Under current accounting requirements, the fair value of the net assets to be divested have been reported as assets held for sale in the balance sheet and the results of operations have not been included in the statement of income. The sale of Sherwin was completed in December 2000; the sales of Worsley and 100% of Longview were completed in the first quarter of 2001; and the sale of Stade was completed in April 2001.

    In May and June of 2000, Alcoa completed the acquisitions of Cordant Technologies Inc. (Cordant) and Howmet International Inc. (Howmet), a majority owned company of Cordant. The transactions were valued at approximately $3,300, including debt assumed of $826. The purchase price allocation is preliminary; the final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingencies that will be completed in the second quarter of 2001. Alcoa does not believe that the completion of these studies will have a material impact on the purchase price allocation. The goodwill of approximately $2,500 resulting from the preliminary purchase price allocation is being amortized over a 40-year period.

    The following unaudited pro forma information assumes that the acquisitions of Reynolds and Cordant had occurred at the beginning of 2000. Adjustments that have been made to arrive at the pro forma totals primarily include those related to acquisition financing, the amortization of goodwill, the elimination of transactions between Alcoa, Reynolds, and Cordant, and additional depreciation related to the increase in basis that resulted from the transactions. Tax effects from the pro forma adjustments noted above also have been included at the 35% U.S. statutory rate.

                                               Three months ended
                                                 March 31, 2000
                                               ------------------
Sales                                                $6,388
Net Income                                              390
Basic EPS                                            $  .45
                                                     ======
Diluted EPS                                          $  .44
                                                     ======

The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been in effect for the entire period presented, are not intended to be a projection of future results, and do not reflect any cost savings that might have been achieved from the combined operations.

    Alcoa completed a number of other acquisitions in 2001 and 2000. None of these transactions had a material impact on Alcoa's financial statements.

H. Recently Adopted Accounting Standards - In 2000, Alcoa changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to January 1, 2000, Alcoa recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $43 in revenue ($5 in net income) as of January 1, 2000, was recognized during the first quarter of 2000. The 2000 first quarter amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $4,531; Income from operations, $460; Net income, $355; Earnings per share, basic and diluted, $.48.

    Effective January 1, 2001, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended. The fair values of all outstanding derivative instruments are now recorded on the balance sheet. The transition adjustment on January 1, 2001, resulted in a net charge of $4 (after tax and minority interest), which was recorded in other comprehensive income.

    Derivatives are held as part of a formally documented risk management (hedging) program and are held for purposes other than trading. Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period (not material in the first quarter of 2001). If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in other income or expense (none in the first quarter of 2001).

    Changes in the fair value of derivatives are recorded in current earnings or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge.

Fair Value Hedges
------------------

    Customers often require Alcoa to enter into long-term fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa's commodity risk management policy is to hedge, through the use of futures and option contracts, the aluminum price risk for a portion of its firm commitments. These contracts cover exposures, generally within 3 years.

    Hedges of these commitments qualify as "fair value" hedges. As a result, the fair values of derivatives and changes in the fair values of the underlying hedged items are reported in the balance sheet. Changes in the fair values of these derivatives and underlying hedged items are recorded each period in sales and are generally offset. There were no firm commitments that ceased to qualify as a fair value hedge in the first quarter of 2001.

Cash Flow Hedges
----------------

    Currencies
    ----------

    Alcoa is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency.

    Commodities
    -----------

    Alcoa may elect to sell forward a portion of its anticipated primary aluminum and alumina production. In addition, Alcoa also anticipates the continued requirement to purchase aluminum and other commodities such as natural gas and fuel oil for its operations. Alcoa enters into futures and options contracts to eliminate volatility in the price of these commodities.

    Interest Rates
    --------------

    Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to keep financing as low as possible. The company has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on its outstanding debt.

    For these cash flow hedge transactions, the fair values of the derivatives are recorded on the balance sheet. The effective portion of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to sales, cost of goods sold or interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge (none in the first quarter of 2001). These contracts cover periods commensurate with known or expected exposures, generally within 3 years. Of the $123 loss recognized in other comprehensive income for all cash flow hedges as of March 31, 2001, $82 of the loss is expected to be recognized in earnings over the next twelve months.

I. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

J. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month periods ended March 31, 2001 and 2000. As a result of acquisitions in 2000, Alcoa changed its internal management reporting structure. Previously reported data has been restated to reflect this change. For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Alcoa's Form 10-K for the year ended December 31, 2000.


Segment Information:       Alumina            Flat-     Engi-     Pack-
                           & Chem-  Primary   Rolled    neered   aging &
                            icals   Metals   Products  Products  Consumer  Other   Total
March 31, 2001
Sales:
  Third-party sales          $547   $  967    $1,343    $1,593      $646  $1,080   $6,176
  Intersegment sales          283      867        16         9         -       -    1,175
                             ----   ------    ------    ------      ----  ------   ------
  Total sales                $830   $1,834    $1,359    $1,602      $646  $1,080   $7,351
                             ====   ======    ======    ======      ====  ======   ======
After-tax operating
 income                      $166   $  294    $   65    $   40      $ 43  $   50   $  658
                             ====   ======    ======    ======      ====  ======   ======

March 31, 2000
Sales:
  Third-party sales          $540   $  611    $1,404    $1,053      $203  $  698   $4,509
  Intersegment sales          250      850        13        13         -       -    1,126
                             ----   ------    ------    ------      ----  ------   ------
  Total sales                $790   $1,461    $1,417    $1,066      $203  $  698   $5,635
                             ====   ======    ======    ======      ====  ======   ======
After-tax operating
 income                      $155   $  227    $   73    $   53      $ 17  $   30   $  555
                             ====   ======    ======    ======      ====  ======   ======

    The following table reconciles segment information to consolidated totals.

                                                    First quarter ended
                                                          March 31
                                                    -------------------
                                                     2001         2000
                                                    ------       ------
Total after-tax operating income                     $ 658        $ 555
Elimination of intersegment loss (profit)                4           19
Unallocated amounts (net of tax):
  Interest income                                        8            7
  Interest expense                                     (75)         (33)
  Minority interests                                   (96)        (105)
  Corporate expense                                    (66)         (56)
  Other                                                (29)         (40)
                                                     -----        -----
Consolidated net income                              $ 404        $ 347
                                                     =====        =====

K. Subsequent Event - On April 20, 2001, Alcoa sold Thiokol, a business acquired in the Cordant transaction, to Alliant Techsystems Inc. (ATK) for $685 in cash. Alcoa expects to recognize a gain on the sale of Thiokol; however the amount of the gain has not yet been determined.

Report of Independent Accountants
---------------------------------

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)


    We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 2001, and the unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2001 and 2000, which are included in Alcoa's Form 10-Q for the period ended March 31, 2001. These financial statements are the responsibility of Alcoa's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 2000, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 2001, except for Note U, for which the date is January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 5, 2001, except for Note K,
for which the date is April 20, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements.

Results of Operations

Principal income and operating data follow.

                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000*
                                                     ------       ------
Sales                                                $6,176       $4,509
Net income                                              404          347
Basic earnings per common share                      $  .47       $  .47
Diluted earnings per common share                    $  .46       $  .47
Shipments of aluminum products (mt)                   1,315        1,133
Shipments of alumina (mt)                             2,031        1,833
Alcoa's average realized ingot price                 $  .78       $  .79
Average 3-month LME price                            $  .71       $  .75

* Restated, see Note H to the financial statements

-----------------

Earnings Summary

    Alcoa achieved record-setting financial results in the 2001 first quarter as net income rose 16% over the comparable 2000 period to $404. For the quarter, the positive impact of acquisitions and the benefits derived from successful cost reduction programs more than offset softness in the building and construction, transportation and distribution markets; a 20% increase in energy costs quarter-over-quarter for existing businesses; and lower alumina and aluminum prices. In addition, Alcoa curtailed production at various locations and sold several non-core businesses that increased earnings approximately 2 cents per share.

    First quarter 2001 sales rose 37% from the 2000 first quarter to $6,176. This increase resulted from higher shipment volumes due to acquisitions, offset by a significant drop in demand from the building and construction, transportation and distribution markets as well as lower metal and alumina prices.

    Annualized return on shareholders' equity was 13.8% for the 2001 first quarter, compared with 21.5% for the 2000 period. The decrease was due to the larger number of shares outstanding during the 2001 period primarily resulting from the Reynolds acquisition.

    Cost of goods sold (COGS) increased $1,399 from the prior year first quarter, or 42%. The increase reflects higher volumes primarily due to acquisitions, as well as $78 of higher energy costs, somewhat offset by cost-cutting efforts. COGS as a percentage of sales in the 2001 first quarter was 76.3% versus 73.5% in the 2000 first quarter. The higher ratios in 2001 were due to higher energy costs as well as the relatively higher cost of sales ratios of the acquired Reynolds and Cordant businesses.

    Selling and general administrative expenses (S&GA) were up $96 from the 2000 first quarter, and S&GA as a percentage of sales was 5.2% for the 2001 first quarter, up slightly from 5.0% in the 2000 first quarter. These increases were predominantly due to Reynolds and Cordant costs that were not present in the 2000 first quarter.

    Research and development expenses for the 2001 first quarter increased $10 or 26% over the 2000 first quarter, primarily due to spending at Reynolds and Cordant that was not included in the 2000 first quarter.

    Interest expense was up $64 from the 2000 first quarter due to the higher debt levels resulting from the acquisitions as well as higher interest rates. Approximately 86% of these increases are due to higher debt levels, with the remainder due to higher interest rates.

    The income tax provision of 33% differs from the statutory rate and the 2000 first quarter rate of 34% primarily because of taxes on foreign income.

    Other income increased to $92 in the 2001 first quarter, up $51 over the comparable 2000 period. First quarter 2001 results benefited from $47 in net gains on the sale of various assets, as well as $11 higher equity income in the 2001 first quarter.

    Minority interests' share of income from operations decreased 9% from the 2000 first quarter. The decrease was primarily due to lower income at Alcoa Fujikura Limited (AFL), Alcoa World Alumina and Chemicals, and Aluminio, offset by higher earnings at Alcoa of Australia.

Segment Information

I.   Alumina and Chemicals


                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
Alumina production                                    3,330        3,477
Third-party alumina shipments                         2,031        1,833

Third-party sales                                    $  547       $  540
Intersegment sales                                      283          250
                                                     ------       ------
  Total sales                                        $  830       $  790
                                                     ======       ======
After-tax operating income                           $  166       $  155
                                                     ======       ======

    Third-party sales for this segment increased 1% from the 2000 quarter due to higher shipments, partially offset by lower prices. Third-party alumina shipments increased 11% while the realized price for alumina decreased 7%. Intersegment sales increased 13% due mainly to increased internal alumina sourcing to newly acquired smelters and the restart of smelting capacity at Warrick, Indiana, partially offset by the curtailment of aluminum production capacity at smelters in the northwestern U.S.

    ATOI for this segment increased 7% to $166 for the 2001 first quarter. This increase was primarily due to alumina production shifting from higher to lower cost facilities, offset by an after-tax increase in energy costs of $14 quarter-to-quarter.

II. Primary Metals


                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
Aluminum production                                     917          710
Third-party aluminum shipments                          471          339

Third-party sales                                    $  967       $  611
Intersegment sales                                      867          850
                                                     ------       ------
  Total sales                                        $1,834       $1,461
                                                     ======       ======
After-tax operating income                           $  294       $  227
                                                     ======       ======

    Third-party sales and shipments for the first quarter increased 58% and 39%, respectively, from the 2000 first quarter due primarily to the addition of Reynolds' smelters. Excluding these locations, third-party sales increased 6% quarter-over-quarter. Energy sales made possible by production curtailments in plants located in the northwestern U.S. contributed to the increase, partially offset by lower shipments and prices. Alcoa's average realized third-party price for ingot declined 1% to 78 cents per pound from the 2000 first quarter.

    Primary Metals first quarter ATOI rose $67 or 30% from the 2000 quarter. Of this increase, $56 was due to the impact of acquired Reynolds facilities. Also impacting ATOI for the quarter were the positive impacts of power sales net of increased energy and curtailment costs and price decreases.

III. Flat-Rolled Products


                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
Third-party aluminum shipments                          470          507

Third-party sales                                    $1,343       $1,404
Intersegment sales                                       16           13
                                                     ------       ------
  Total sales                                        $1,359       $1,417
                                                     ======       ======
After-tax operating income                           $   65       $   73
                                                     ======       ======

    Third-party flat-rolled product sales for the 2001 first quarter decreased 4% from the comparable 2000 quarter, driven by 7% lower overall shipments. North American sales fell 14% on 22% lower shipments, primarily in sheet and plate, reflecting the continued softness in the automotive, commercial transportation and distribution markets. This decrease was offset by 17% higher sales in Europe, due primarily to the acquisition of British Aluminium Limited (BA) and improved mix on sheet and plate sales.

    ATOI for the Flat-Rolled Products segment fell 11% in the 2001 first quarter from the corresponding 2000 quarter due to lower volumes in North America, higher conversion costs, principally energy, in rigid container sheet, offset somewhat by a more profitable product mix for sheet and plate in the U.S. and Europe.

IV. Engineered Products


                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
Third-party aluminum shipments                          254          266

Third-party sales                                    $1,593       $1,053
Intersegment Sales                                        9           13
                                                     ------       ------
  Total sales                                        $1,602       $1,066
                                                     ======       ======
After-tax operating income                           $   40       $   53
                                                     ======       ======

    Engineered Products third-party sales improved 51% in the 2001 first quarter over the corresponding 2000 quarter due to the acquisitions of Reynolds, Cordant and BA. Excluding these acquisitions, third-party sales and shipments decreased 15% and 19%, respectively, quarter-to-quarter, reflecting the softening in the transportation market, primarily in extruded products.

    ATOI for the segment decreased 25% for the 2001 first quarter versus the corresponding 2000 period. This resulted from a decline in volumes and profits due to lower demand for wheels and extrusions in the most recent quarter, as well as increased energy and fuel costs, partially offset by the impact of acquisitions.

V. Packaging and Consumer


                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
Third-party aluminum shipments                          42            2

Third-party sales                                    $ 646        $ 203

After-tax operating income                           $  43        $  17

  First quarter third-party sales for this segment rose $443 compared with the first quarter of 2000, due primarily to the acquisitions of Reynolds and several smaller businesses. Excluding these acquisitions, third-party sales rose 7% versus the 2000 first quarter due to increased sales in closures.

    Segment ATOI was $43 in the 2001 first quarter, up $26 over the comparable 2000 period. This increase was primarily due to the acquisitions noted earlier as well as the increase in closure sales and equity income.

VI. Other


                                                     First quarter ended
                                                          March 31
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
Third-party aluminum shipments                           78          19

Third-party sales                                    $1,080        $698

After-tax operating income                           $   50        $ 30

    Third-party sales for this group were $1,080 in the 2001 first quarter, up 55% from the 2000 first quarter. Excluding the Thiokol, Reynolds' metal distribution business (RASCO) and AFL telecommunications acquisitions that were made in 2000, the growth rate adjusts to 2% quarter-to-quarter. The increase was due to growth in AFL telecommunications sales, offset by decreases in automotive and residential building products as these markets declined.

    ATOI for this group in the 2001 first quarter was $50, up 67% from the 2000 first quarter. This increase was due to gains of $32 from the sales of Alcoa Proppants Inc. and of Alcoa's interest in a Latin American cable business, as well as higher earnings from the telecommunications businesses. Offsetting these positive factors were weaker ATOI results for businesses serving the automotive and truck markets due to lower sales.

Reconciliation of ATOI to Consolidated Net Income

    Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; the after-tax impact of interest income and expense at the statutory rate; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; and other, which includes the impact of LIFO inventory accounting, differences between estimated tax rates used in each segment and the corporate effective tax rate, and other non-operating items such as foreign exchange.

    The elimination of intersegment profit for the 2001 first quarter decreased $15 from the 2000 first quarter due to the decrease in alumina and primary aluminum prices. Interest expense increased because of higher debt related to acquisitions. Corporate expenses increased from the 2000 first quarter due to acquisitions.

Market Risks

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion, which provides additional detail regarding Alcoa's exposure to the risks of changing commodity prices, foreign exchange rates and interest rates, includes forward-looking statements that involve risk and uncertainties. Forward-looking statements also include those containing such words as "anticipates, believes, estimates, expects, hopes, targets, should, will, will likely result, forecast, outlook, projects" or similar expressions. Actual results could differ materially from those projected in these forward-looking statements.

Commodity Price Risks - Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped.

    Alcoa's aluminum commodity risk management policy is to hedge, through the use of futures and options contracts, the aluminum price risk for a portion of its firm commitments.

    Past accounting convention required that certain long positions be marked to market, which resulted in a quarter-to-date, after-tax charge to earnings of $1 at March 31, 2000. As a result of the change in accounting under SFAS No. 133, these contracts were re-designated as qualified hedges on January 1, 2001. At March 31, 2001, contracts qualifying as fair value hedges totaled approximately 636,000 tons with a fair value of approximately zero.

    Alcoa may sell forward a portion of its forecasted primary aluminum and alumina production. In addition, Alcoa expects the continued requirement to purchase aluminum and other commodities such as natural gas and fuel oil for its operations. Alcoa enters into futures and options contracts to eliminate volatility in the price of these commodities. At March 31, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges totaled a gain of $23 (net of tax and minority interest). These contracts cover periods commensurate with known or expected exposures, generally within 3 years.

    The futures and options contracts used by Alcoa are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

Financial Risk

Currencies - Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within 3 years. At March 31, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges totaled a loss of approximately $145 (net of tax and minority interest).

Interest Rates - Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to keep financing costs as low as possible. The company has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on its outstanding debt. At March 31, 2001 the fair value of the contracts recorded in other comprehensive income for these hedges totaled a loss of approximately $1 (net of tax and minority interest).

Risk Management - All of the aluminum and other commodity contracts, as well as the various types of financial instruments, are straightforward and held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility and principally cover underlying exposures.

    Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the chief financial officer and other officers and employees that the chief executive officer selects. SRMC reports to the board of directors on the scope of its derivative activities.

Environmental Matters

Alcoa participates in environmental assessments and cleanups at a number of locations. These include 31 owned or operating facilities and adjoining properties, approximately 28 previously owned or operating facilities and adjoining properties and approximately 91 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

    MASSENA. Since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa's Massena, New York plant site under order from the U.S. Environmental Protection Agency (EPA) issued under the

Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB).

    Alcoa continues to perform studies and investigations on the river and has proposed to conduct certain new pilot tests of sediment capping techniques and other technologies for remediation during the 2001 construction season. The EPA is considering whether to approve these tests. Alcoa submitted a draft Analysis of Alternatives report in December 1999 and, based on additional evaluations and information required by the EPA, a revised report is being prepared and is currently expected to be submitted by December 2001. Based on the 1999 report, the range of costs associated with the potential courses of remedial action is between zero and $53. Currently, no one of the alternatives is more likely to be selected than any other. During meetings through April 2001 the EPA has indicated to Alcoa that it believes additional remedial alternatives need to be included in the revised Analysis of Alternatives. Such additional remedies involve removal of more sediment than was included in the 1999 Analysis of Alternatives report. The cost of such potential additional remedial alternatives cannot be estimated at this time. The results of the proposed pilot test and the revised Analysis of Alternatives should provide additional information for the selection and approval of the appropriate remedial alternative.

    Portions of the St. Lawrence River system adjacent to the former Reynolds plant are also contaminated with PCB. Since 1989, Reynolds has been conducting investigations and studies of the river system under order from the EPA issued under Superfund. The dredging remedy for the St. Lawrence River has commenced and is expected to be substantially concluded by the end of 2001 and has been included in the reserve.

    Alcoa is aware of natural resource damage claims that may be asserted by certain federal, state and tribal natural resource trustees at these locations.

    PT. COMFORT/LAVACA BAY. Since 1990, as previously reported, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List. The EPA is now evaluating the site and is expected to select a final remedy in the third quarter of 2001. The probable and estimable costs are fully reserved.

    TROUTDALE, OREGON. In 1994, the EPA added Reynolds Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA in investigating potential environmental contamination at the Troutdale site and promoting more efficient cleanup at the site. Following cessation of active production operations and based on further evaluation of remedial options, the company has determined the most probable cost of clean up. This amount has been fully reserved.

    Based on the above, it is possible that Alcoa's results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

    Alcoa's remediation reserve balance at March 31, 2001 was $467 (of which $81 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2001 first quarter were $8. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In 2001, the reserve balance was increased by $28 as a result of acquisitions.

Liquidity and Capital Resources

Cash from Operations

Cash from operations for the 2001 first quarter totaled $342, compared with $461 in the 2000 period. The decrease of $119 or 26% results primarily from a net increase in working capital requirements, partly offset by higher net income and increases in non-cash items such as depreciation and amortization.

Financing Activities

Financing activities used $1,651 of cash in the 2001 first quarter, compared with $234 used in the 2000 period. The increase in the use of cash was due to debt repayments in the 2001 first quarter that were funded by the proceeds from the sales of operations to be divested from the Reynolds merger. Short-term borrowings decreased by $1,014 in the 2001 period, compared with an increase of $341 in the 2000 period. Payments on long-term debt exceeded additions by $226 in the 2001 first quarter, versus $12 in the 2000 period. Offsetting this was a decrease in repurchases of common stock: $276 in the 2001 first quarter versus $670 in the 2000 period.

    Dividends paid to shareholders were $130 in the 2001 first quarter, an increase of $39 over the 2000 period. The increase was due to a higher number of shares outstanding as well as an increase in the dividend per share in the 2001 first quarter, with a total payout of 15.0 cents per share versus 12.5 cents per share in the 2000 first quarter. Alcoa has a variable dividend that provides for the distribution, in the following year, of 30% of Alcoa's annual earnings in excess of $1.50 per basic share. Basic earnings per share for 2000 were $1.83. The variable dividend of 10 cents per share is paid out in four equal quarterly installments of 2.5 cents per share during 2001.

Investing Activities

Investing activities provided $1,430 during the 2001 first quarter, compared with cash used of $259 in the 2000 period. Dispositions of assets to be divested from the Reynolds merger accounted for the bulk of the change, returning $1,777 in the 2001 period.

    Alcoa completed a number of acquisitions in the first quarter of 2001 and the first quarter of 2000. Net cash paid for these acquisitions were $76 and $72, respectively. None of these transactions had a material impact on Alcoa's financial statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the company in the United States District Court for the Southern District of New York, naming as defendants the company, each member of Alcoa's Board of Directors, certain officers of the company and PricewaterhouseCoopers LLP, Alcoa's independent accountants. The shareholder did not make a demand on the company before filing this lawsuit. Under relevant law, this demand is required. The lawsuit alleged, among other things, that Alcoa's proxy statement dated March 8, 1999 contained materially false and misleading representations and omissions concerning the company's proposed Alcoa Stock Incentive Plan and that the shareholder approval of the plan, based upon these alleged representations and omissions, was defective. The plaintiff sought to invalidate the shareholder approval of the plan and enjoin its implementation. She also requested that Alcoa pay the costs and disbursements of the action, including the fees of her accountants, counsel and experts. On March 19, 2001, the court granted without prejudice the defendants' motion to dismiss the plaintiff's claims.

    As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the DOJ. The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been able to reach settlement on this matter and are in the process of finalizing the terms and conditions of the settlement agreement.

    As previously reported, in March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen works of Discovery Aluminas, Inc. (Discovery), a subsidiary, in Port Allen, Louisiana. Also in March, Discovery was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. In December 2000, a plea agreement was executed between Discovery and the federal authorities. In addition, an agreement was reached between Discovery and state/local authorities to resolve this matter. Under these agreements together, Discovery will: (1) plead guilty to a one-count felony for violating the federal Clean Water Act and its state analog; (2) pay a $700,000 fine to the United States; (3) pay $50,000 in community restitution; and (4) pay $400,000 to the State of Louisiana. Discovery anticipates being sentenced sometime in the second quarter of 2001. The Louisiana Department of Environmental Quality has expressed an intention to issue a civil penalty to Discovery for water violations and settlement discussions are ongoing.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
12.  Computation of Ratio of Earnings to Fixed Charges
15.  Report of Independent Accountants regarding unaudited financial information
(b)  Reports on Form 8-K.  None were filed in the first quarter of 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Alcoa Inc.



   May 10, 2001                            By /s/ RICHARD B. KELSON
   -------------------                        ----------------------------
   Date                                       Richard B. Kelson
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


   May 10, 2001                            By /s/ TIMOTHY S. MOCK
   ---------------------                      ----------------------------
   Date                                       Timothy S. Mock
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                                    EXHIBITS
                                    --------


                                                                Page
                                                                ----


12.  Computation of Ratio of Earnings to Fixed Charges           21
15.  Report of Independent Accountants regarding unaudited
      financial information                                      22