Form 10-Q
period 2001-06-30
ALCOA INC
filed 2001-08-10
CIK 4281

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


   For the Quarter Ended June 30, 2001         Commission File Number 1-3610


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

                                       Yes  X   No

  As of August 7, 2001, 857,667,051 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.


A07-20004

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                                    (unaudited)
                                                                      June 30               December 31
ASSETS                                                                  2001                    2000
                                                                     -------                 -------
Current assets:
  Cash and cash equivalents                                          $   385                 $   315
  Short-term investments                                                  13                      56
  Receivables from customers, less allowances of
   $83 in 2001 and $69 in 2000                                         3,015                   3,461
  Other receivables                                                      310                     354
  Inventories (C)                                                      2,790                   2,703
  Deferred income taxes                                                  350                     385
  Prepaid expenses and other current assets                              499                     304
                                                                     -------                 -------
   Total current assets                                                7,362                   7,578
                                                                     -------                 -------

Properties, plants and equipment, at cost                             22,028                  22,600
Less: accumulated depreciation, depletion and
 amortization                                                         10,033                   9,750
                                                                     -------                 -------
   Net properties, plants and equipment                               11,995                  12,850
                                                                     -------                 -------
Goodwill, net of accumulated amortization of $433 in
 2001 and $344 in 2000                                                 5,763                   6,003
Other assets, including assets held for sale (H)                       3,303                   5,260
                                                                     -------                 -------
   Total assets                                                      $28,423                 $31,691
                                                                     =======                 =======

LIABILITIES
Current liabilities:
  Short-term borrowings                                              $   101                 $ 2,719
  Accounts payable, trade                                              1,648                   1,876
  Accrued compensation and retirement costs                              749                     928
  Taxes, including taxes on income                                       689                     702
  Other current liabilities                                            1,329                   1,302
  Long-term debt due within one year                                     217                     427
                                                                     -------                 -------
    Total current liabilities                                          4,733                   7,954
                                                                     -------                 -------
Long-term debt, less amount due within one year (D)                    5,977                   4,987
Accrued postretirement benefits                                        2,561                   2,719
Other noncurrent liabilities and deferred credits                      2,111                   2,126
Deferred income taxes                                                    748                     969
                                                                     -------                 -------
    Total liabilities                                                 16,130                  18,755
                                                                     -------                 -------

MINORITY INTERESTS                                                     1,251                   1,514
                                                                     -------                 -------

CONTINGENT LIABILITIES (E)                                                 -                       -

SHAREHOLDERS' EQUITY
Preferred stock                                                           56                      56
Common stock                                                             925                     925
Additional capital                                                     6,109                   5,927
Retained earnings                                                      7,533                   7,127
Treasury stock, at cost                                               (2,341)                 (1,717)
Accumulated other comprehensive loss (F and J)                        (1,240)                   (896)
                                                                     -------                 -------
    Total shareholders' equity                                        11,042                  11,422
                                                                     -------                 -------
     Total liabilities and shareholders' equity                      $28,423                 $31,691
                                                                     =======                 =======

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                                            Second quarter ended     Six months ended
                                                                   June 30               June 30
                                                            ----------------------  ------------------
                                                                 2001        2000      2001    2000 *
                                                               ------      ------   -------   -------

Sales                                                          $5,991      $5,569   $12,167   $10,078

Cost of goods sold                                              4,607       4,216     9,320     7,530
Selling, general administrative
 and other expenses                                               326         272       649       499
Research and development expenses                                  55          48       104        87
Provision for depreciation,
 depletion and amortization                                       309         290       630       515
Special items (B)                                                 212           -       212         -
Interest expense                                                   93          95       208       146
Other income, net                                                (107)        (52)     (199)      (93)
                                                               ------      ------   -------   -------

                                                                5,495       4,869    10,924     8,684
                                                               ------      ------   -------   -------

     Income before taxes on income                                496         700     1,243     1,394
Provision for taxes on income                                     157         238       404       475
                                                               ------      ------   -------   -------
     Income from operations                                       339         462       839       919
Less: Minority interests' share                                    32          85       128       190
                                                               ------      ------   -------   -------
     Income before accounting change                              307         377       711       729
Cumulative effect of accounting change
 for revenue recognition (J)                                        -           -         -        (5)
                                                               ------      ------   -------   -------

NET INCOME                                                     $  307      $  377   $   711   $   724
                                                               ======      ======   =======   =======


EARNINGS PER SHARE (G)
    Basic                                                      $  .36      $  .47   $   .82   $   .94
                                                               ======      ======   =======   =======

    Diluted                                                    $  .35      $  .47   $   .81   $   .93
                                                               ======      ======   =======   =======

Dividends paid per common share                                $ .150      $ .125   $  .300   $  .250
                                                               ======      ======   =======   =======


The accompanying notes are an integral part of the financial statements.

*Restated, see Note J

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                                     Six months ended
                                                                                          June 30
                                                                             -------------------------------
                                                                                 2001               2000 *
                                                                              -------              -------
CASH FROM OPERATIONS
Net income                                                                    $   711              $   724
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                       636                  520
   Change in deferred income taxes                                                (57)                  47
   Equity income, net of dividends                                                (17)                 (17)
   Noncash special items                                                          208                    -
   (Gains)losses from investing activities - sale of assets                       (81)                   3
   Minority interests                                                             128                  190
   Accounting change                                                                -                    5
   Other                                                                           77                   17
Changes in assets and liabilities, excluding effects of
 acquisitions and divestitures:
   Reduction (increase) in receivables                                            203                 (256)
   Increase in inventories                                                       (174)                 (41)
   Increase in prepaid expenses and other
     current assets                                                              (138)                  (3)
   Reduction in accounts payable and accrued expenses                            (432)                (153)
   Increase in taxes, including taxes on income                                    32                  161
   Net change in noncurrent assets and liabilities                               (158)                 (91)
                                                                              -------              -------
      CASH PROVIDED FROM OPERATIONS                                               938                1,106
                                                                              -------              -------

FINANCING ACTIVITIES
Net changes to short-term borrowings                                           (2,612)               1,311
Common stock issued for stock compensation plans                                  587                  152
Repurchase of common stock                                                     (1,028)                (670)
Dividends paid to shareholders                                                   (260)                (201)
Dividends paid to minority interests                                             (239)                (164)
Net change in commercial paper                                                   (392)               1,516
Additions to long-term debt                                                     1,782                1,607
Payments on long-term debt                                                       (542)              (1,611)
                                                                              -------              -------
      CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                       (2,704)               1,940
                                                                              -------              -------

INVESTING ACTIVITIES
Capital expenditures                                                             (496)                (408)
Acquisitions, net of cash acquired (I)                                            (87)              (2,534)
Proceeds from the sale of assets                                                2,471                    4
Additions to investments                                                          (49)                 (19)
Changes in minority interests                                                      (4)                   4
Changes in short-term investments                                                  43                    1
Other                                                                             (10)                  (9)
                                                                              -------              -------
      CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                          1,868               (2,961)
                                                                              -------              -------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (32)                  (2)
                                                                              -------              -------
Net change in cash and cash equivalents                                            70                   83
Cash and cash equivalents at beginning of year                                    315                  237
                                                                              -------              -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   385              $   320
                                                                              =======              =======

The accompanying notes are an integral part of the financial statements.

* Restated, see Note J

Notes to Condensed Consolidated Financial Statements
(dollars and shares in millions, except per share amounts)

A. BASIS OF PRESENTATION - The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of normal recurring accruals, considered necessary by management to fairly present the results of operations, financial position and cash flows. The results reported in these statements are not necessarily indicative of the results that may be expected for the entire year.

This Form 10-Q report should be read in conjunction with Alcoa's annual report on Form 10-K for the year ended December 31, 2000.

B. SPECIAL ITEMS - In the second quarter of 2001, Alcoa recorded a charge of $212 ($114 after tax and minority interest) as part of its ongoing segment review to optimize assets and lower costs. This charge consisted of asset write-downs ($172 pre-tax), employee termination and severance costs ($32 pre-tax) and exit costs ($8 pre-tax). The charge was primarily due to actions taken in Alcoa's Primary Products businesses (within the Alumina and Chemicals segment and the Primary Metals segment) because of economic and competitive conditions. These actions include the shutdown of the company's magnesium plant in Addy, Washington and closing the company's alumina refinery on St. Croix, U.S. Virgin Islands, its smelter in Suriname, and a chemical plant located in Louisiana.

    Asset write-downs of $172 were recorded as a direct result of the company's decision to close certain operations, as well as the closing of MetalSpectrum, the online marketplace for specialty metals in which Alcoa had an investment. The asset write-downs, primarily consisting of structures, machinery and equipment, and associated selling costs, were based on management's estimates of salvage value and anticipated proceeds upon sale of certain of the affected assets. The remaining carrying amount of these long-term assets was approximately $10 at June 30, 2001. These assets are expected to be removed from service by October 2001 and either sold or vacated within 12 months. The results of operations related to these assets were not material.

    Employee termination and severance costs of $32 were recorded as management implemented workforce reductions of approximately 3,100 employees at various manufacturing facilities-primarily located outside of the U.S.-due to weak market conditions, and approximately 320 additional employees as a direct result of the shutdowns mentioned above. These workforce reductions primarily consisted of a combination of early retirement incentives and involuntary severance programs. As of June 30, 2001, approximately $4 of the severance costs had been paid and 2,260 employees had been terminated.

    The remaining $8 of the special items charge relates to exit cost activities associated with the shutdowns above, which will be substantially complete within 12 months. No significant costs were incurred in the second quarter of 2001.

C. INVENTORIES

                                               June 30            December 31
                                                 2001                2000
                                               -------            -----------
Finished goods                                 $  861              $  814
Work in process                                   820                 806
Bauxite and alumina                               390                 311
Purchased raw materials                           552                 562
Operating supplies                                167                 210
                                               ------              ------
                                               $2,790              $2,703
                                               ======              ======

  Approximately 52% of total inventories at June 30, 2001, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $636 and $658 higher at June 30, 2001, and December 31, 2000, respectively.

D. LONG-TERM DEBT - On May 23, 2001, Alcoa issued $1,500 of callable notes. Of these notes, $1,000 mature in 10 years and carry a coupon rate of 6.50%, and $500 mature in 5 years and carry a coupon rate of 5.875%. The proceeds from these borrowings were used to refinance debt and for general corporate purposes.

    In 2000, Alcoa entered into a $2,490 revolving-credit facility that expired in April 2001 and a $510 revolving credit-facility that expires in April 2005. In April 2001, these facilities were refinanced into a $2,000 revolving credit agreement that expires in April 2002 and a $1,000 revolving credit agreement that expires in April 2005.

E. COMMITMENTS AND CONTINGENCIES - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed might be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse impact on the financial position of the company.

  Alcoa Aluminio S.A. (Aluminio) is a participant in a hydroelectric construction project in Brazil and has guaranteed up to 36% of the project's total debt of approximately $300. Approximately 50% of the long-term financing for the project was obtained in April 2001. If other participants fail to meet obligations, Aluminio may be required to fund a portion of the deficiency and would be entitled to an increase in the output of the project.

F. COMPREHENSIVE INCOME

                                                           Second quarter ended     Six months ended
                                                                  June 30                June 30
                                                           ---------------------  --------------------
                                                             2001       2000        2001       2000*
                                                           ------      -----       -----      -----
Net income                                                 $  307      $ 377       $ 711      $ 724
Other comprehensive loss:
  Unrealized translation adjustments                           21        (41)       (217)      (120)
  Unrealized gains/(losses) on derivatives:
    Cumulative effect of accounting change                      -          -          (4)         -
    Net change from periodic revaluations                     (19)         -        (114)         -
    Net amount reclassified to income                          15          -          (9)         -
                                                           ------      -----       -----      -----
  Total unrealized gains/(losses) on derivatives               (4)         -        (127)         -
                                                           ------      -----       -----      -----
Comprehensive income                                       $  324      $ 336       $ 367      $ 604
                                                           ======      =====       =====      =====

* Restated, see Note J

G. EARNINGS PER SHARE - The detail of basic and diluted EPS follows:

                                                  Second quarter ended           Six months ended
                                                        June 30                      June 30
                                                  --------------------           ----------------
                                                   2001           2000            2001       2000*
                                                  -----          -----           -----      -----
Income before cumulative effect                   $ 307          $ 377           $ 711      $ 729
Less: Preferred stock dividends                       -              -               1          1
                                                  -----          -----           -----      -----
Income available to common stockholders
   before cumulative effect                       $ 307          $ 377           $ 710      $ 728
Cumulative effect of accounting change                -              -               -         (5)
                                                  -----          -----           -----      -----
Income available to common stockholders
   after cumulative effect                        $ 307          $ 377           $ 710      $ 723
Average shares outstanding - basic                  862            797             863        770
Effect of dilutive securities:
  Shares issuable upon exercise of
   dilutive outstanding stock options                10              8              10         10
                                                  -----          -----           -----      -----
  Average shares outstanding - diluted              872            805             873        780

Basic EPS (before cumulative effect)              $ .36          $ .47           $ .82      $ .95
                                                  =====          =====           =====      =====
Basic EPS (after cumulative effect)               $ .36          $ .47           $ .82      $ .94
                                                  =====          =====           =====      =====
Diluted EPS (before cumulative effect)            $ .35          $ .47           $ .81      $ .94
                                                  =====          =====           =====      =====
Diluted EPS (after cumulative effect)             $ .35          $ .47           $ .81      $ .93
                                                  =====          =====           =====      =====

    * Restated, see Note J

    Options to purchase 20 shares of common stock at an average exercise price of $41.00 were outstanding as of June 30, 2001, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

    In April 2000, Alcoa entered into a forward share repurchase agreement to partially hedge the equity exposure related to its stock option program. As of June 30, 2001, Alcoa had repurchased all 10 shares under the agreement.

H. ACQUISITIONS AND DIVESTITURES - In May of 2000, Alcoa completed a merger with Reynolds Metals Company (Reynolds) by issuing approximately 135 shares of Alcoa common stock. The transaction was valued at approximately $5,900, including debt assumed of $1,297. The goodwill of approximately $2,100 resulting from the purchase price allocation is being amortized over a 40-year period.

    As part of the merger with Reynolds, Alcoa agreed to divest Reynolds' interests in the alumina refineries in Worsley, Australia; Stade, Germany; and Sherwin, Texas as well as 25% of Reynolds' interest in the aluminum smelter located in Longview, Washington. Under current accounting requirements, the fair values of the net assets to be divested have been reported as assets held for sale in the balance sheet and the results of operations have not been included in the statement of income. The sale of Sherwin was completed in December 2000; the sales of Worsley and 100% of Longview were completed in the first quarter of 2001; and the sale of Stade was completed in April 2001.

    In May and June of 2000, Alcoa completed the acquisitions of Cordant Technologies Inc. (Cordant) and Howmet International Inc., a majority owned company of Cordant. The transactions were valued at approximately $3,300, including debt assumed of $826. The goodwill of approximately $2,500 resulting from the above transactions is being amortized over a 40-year period.

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

                                  Six  months ended
                                    June 30, 2000
                                ---------------------
Sales                                   $12,882
Net Income                                  777
Basic EPS                               $   .90
                                        =======
Diluted EPS                             $   .89
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

    On April 20, 2001, Alcoa sold Thiokol, a business acquired in the Cordant transaction, to Alliant Techsystems Inc. for $685 in cash and recognized a $38 pre-tax gain.

I. CASH FLOW INFORMATION - The details of cash payments related to acquisitions follow.

                                              Six  months ended
                                                June 30, 2000
                                         ---------------------------
Fair value of assets                              $14,283
Liabilities                                        (7,002)
Stock issued                                       (4,649)
                                                  -------
Cash paid                                           2,632
Less: cash acquired                                   (98)
                                                  -------
Net cash paid for acquisitions                    $ 2,534
                                                  =======

J. RECENTLY ADOPTED ACCOUNTING STANDARDS - In 2000, Alcoa changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to January 1, 2000, Alcoa recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $43 in revenue ($5 in net income) as of January 1, 2000, was recognized during the first quarter of 2000. The six months ended June 30, 2000, amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows:
Sales, $10,100; Income from operations, $923; Net income, $732; Earnings per share, basic $.95 and diluted, $.94.

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

    Derivatives are held as part of a formally documented risk management (hedging) program and are held for purposes other than trading. Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period and are not material. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in other income or expense (none in 2001).

    Changes in the fair value of derivatives are recorded in current earnings if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.

Fair Value Hedges
------------------

    Aluminum
    --------
    Customers often require Alcoa to enter into long-term fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa's commodity risk management policy is to hedge, through the use of futures and option contracts, the aluminum price risk for a portion of its firm commitments. These contracts cover exposures, generally within three years.

    Interest Rates
    --------------
    Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to manage this balance. The company has entered into pay floating, receive fixed interest rate swaps to effectively convert the interest rate from fixed to floating on $1,500 of debt.

    Hedges of these existing assets, liabilities and firm commitments qualify as "fair value" hedges. As a result, the fair values of derivatives and changes in the fair values of the underlying hedged items are reported in the balance sheet. Changes in the fair values of these derivatives and underlying hedged items generally offset and are recorded each period in sales or interest expense. There were no transactions that ceased to qualify as a fair value hedge in 2001.

Cash Flow Hedges
----------------

    Currencies
    ----------
    Alcoa is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency.

    Commodities
    -----------
    Alcoa may elect to sell forward a portion of its anticipated primary aluminum and alumina production. In addition, Alcoa also anticipates the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil and electricity for its operations. Alcoa enters into futures and options contracts to reduce volatility in the price of these commodities.

    Interest Rates
    --------------
    In addition to fair value interest rate hedges, Alcoa has also entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on $168 of variable rate debt.

    For these cash flow hedge transactions, the fair values of the derivatives are recorded on the balance sheet. The effective portion of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to sales, cost of goods sold or interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge (none in 2001). These contracts cover periods commensurate with known or expected exposures, generally within three years. Assuming market rates remain constant with the rates at June 30, 2001, $74 of the $127 loss included in other comprehensive income is expected to be recognized in earnings over the next twelve months.

K. RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. Additionally, under the provisions of these standards, the unamortized balance of negative goodwill will be written off and recognized as a change in accounting principle. The provisions of SFAS Nos. 141 and 142 will apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. The company is currently evaluating the impact of these standards on the consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by Alcoa beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

L. RECLASSIFICATIONS - Certain amounts have been reclassified to conform to current year presentation.

M. SEGMENT INFORMATION - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and six-month periods ended June 30, 2001 and 2000. For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Alcoa's Form 10-K for the year ended December 31, 2000.

Segment Information:       Alumina            Flat-     Engi-     Pack-
                           & Chem-  Primary   Rolled    neered   aging &
                            icals   Metals   Products  Products  Consumer  Other    Total
Second quarter ended
 June 30, 2001
Sales:
  Third-party sales         $  490   $  972    $1,255    $1,582    $  701  $  991  $ 5,991
  Intersegment sales           275      887        15         8         -       -    1,185
                            ------   ------    ------    ------    ------  ------  -------
  Total sales               $  765   $1,859    $1,270    $1,590    $  701  $  991  $ 7,176
                            ======   ======    ======    ======    ======  ======  =======
After-tax operating
 income                     $  130   $  264    $   74    $   60    $   47  $   45  $   620
                            ======   ======    ======    ======    ======  ======  =======

Second quarter ended
 June 30, 2000
Sales:
  Third-party sales         $  515   $  852    $1,394    $1,296    $  524  $  988  $ 5,569
  Intersegment sales           274      832        29        15         -       -    1,150
                            ------   ------    ------    ------    ------  ------  -------
  Total sales               $  789   $1,684    $1,423    $1,311    $  524  $  988  $ 6,719
                            ======   ======    ======    ======    ======  ======  =======
After-tax operating
 income                     $  140   $  225    $   74    $   62    $   35  $   46  $   582
                            ======   ======    ======    ======    ======  ======  =======

Six months ended
 June 30, 2001
Sales:
  Third-party sales         $1,037   $1,939    $2,598    $3,175    $1,347  $2,071  $12,167
  Intersegment sales           558    1,754        31        17         -       -    2,360
                            ------   ------    ------    ------    ------  ------  -------
  Total sales               $1,595   $3,693    $2,629    $3,192    $1,347  $2,071  $14,527
                            ======   ======    ======    ======    ======  ======  =======
After-tax operating
income                      $  296   $  558    $  139    $  100    $   90  $   95  $ 1,278
                            ======   ======    ======    ======    ======  ======  =======

Six months ended
 June 30, 2000 *
Sales:
  Third-party sales         $1,055   $1,463    $2,798    $2,349    $  727  $1,686  $10,078
  Intersegment sales           524    1,682        42        28         -       -    2,276
                            ------   ------    ------    ------    ------  ------  -------
  Total sales               $1,579   $3,145    $2,840    $2,377    $  727  $1,686  $12,354
                            ======   ======    ======    ======    ======  ======  =======
After-tax operating
 income                     $  295   $  452    $  147    $  115    $   52  $   76  $ 1,137
                            ======   ======    ======    ======    ======  ======  =======

    * Restated, see Note J

The following table reconciles segment information to consolidated totals.

                                                                 Second quarter ended      Six months ended
                                                                       June 30                  June 30
                                                                ----------------------    ------------------
                                                                   2001        2000           2001       2000
                                                                  -----       -----         ------     ------
Total after-tax operating income                                  $ 620       $ 582         $1,278     $1,137
Elimination of intersegment loss (profit)                            (8)        (10)            (4)         9
Unallocated amounts (net of tax):
  Interest income                                                    12          19             20         26
  Interest expense                                                  (61)        (69)          (136)      (102)
  Minority interests                                                (32)        (85)          (128)      (190)
  Corporate expense                                                 (66)        (51)          (132)      (107)
  Special items                                                    (148)          -           (148)         -
  Other                                                             (10)         (9)           (39)       (49)
                                                                  -----       -----         ------     ------
Consolidated net income                                           $ 307       $ 377         $  711     $  724
                                                                  =====       =====         ======     ======

The following table represents segment assets.

       Segment assets:               June 30                 December 31
                                       2001                     2000
                                     -------                 -----------
  Alumina and chemicals              $ 2,749                  $ 2,924
  Primary metals                       7,355                    7,700
  Flat-rolled products                 3,641                    3,657
  Engineered products                  6,428                    6,455
  Packaging and consumer               2,617                    2,457
  Other                                2,228                    3,376
                                     -------                  -------
Total Segment Assets                 $25,018                  $26,569
                                     =======                  =======

The change in segment assets within the Other group is primarily due to the sale of Thiokol in April 2001.

N. SUBSEQUENT EVENT - In accordance with the accounting requirements for subsequent events, Alcoa recorded a charge of $12 ($8 after tax) in its second quarter 2001 earnings as a result of customer bankruptcy filings in early August.

   Report of Independent Accountants
   ---------------------------------

   To the Shareholders and Board of Directors
   Alcoa Inc. (Alcoa)


      We have reviewed the unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 2001, and the unaudited condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2001 and 2000, and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 2001 and 2000, which are included in Alcoa's Form 10-Q for the period ended June 30, 2001. These financial statements are the responsibility of Alcoa's management.

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


   /s/ PricewaterhouseCoopers LLP


   PricewaterhouseCoopers LLP

   Pittsburgh, Pennsylvania
   July 6, 2001, except for Note N,
   for which the date is August 6, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For discussion of some of the specific factors that may cause such a difference, see Note E to the financial statements; the disclosures included below under Segment Information, Market Risks and Environmental Matters; and the Business section and Management's Discussion and Analysis in Alcoa's Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

Principal income and operating data follow.

                                     Second quarter ended   Six months ended
                                           June 30               June 30
                                     --------------------   ----------------
                                        2001       2000      2001     2000 *
                                       ------     ------    -------  -------
Sales                                  $5,991     $5,569    $12,167  $10,078
Net income                                307        377        711      724
Basic earnings per common share        $  .36     $  .47    $   .82  $   .94
Diluted earnings per common share      $  .35     $  .47    $   .81  $   .93
Shipments of aluminum products (mt)     1,292      1,361      2,612    2,494
Shipments of alumina (mt)               1,730      1,801      3,761    3,634
Alcoa's average realized ingot price   $  .73     $  .74    $   .75  $   .76
Average 3-month LME price              $  .69     $  .68    $   .70  $   .72

* Restated, see Note J to the financial statements
___________________

EARNINGS SUMMARY

   Alcoa reported quarterly earnings in the 2001 second quarter and 2001 six-month period of $307 and $711, respectively, a decrease of 19% and 2%, respectively, when compared to the corresponding 2000 periods. Second quarter 2001 earnings include special charges of $114 (after tax and minority interest). Excluding special charges, net income grew to $421 or 12% quarter-over-quarter and to $825 or 14% year-over-year as continued cost savings coupled with additional volumes due to acquisitions and gains on the sales of businesses and power outweighed unfavorable price variances.

   Second quarter 2001 sales increased 8% versus the 2000 second quarter, while on a year-to-date basis sales rose 21% over the corresponding 2000 period. These increases resulted from higher shipment volumes due to acquisitions as well as power sales, offset by lower realized metal and alumina prices and lower demand from the building and construction, transportation and distribution markets.

   Annualized return on shareholders' equity was 13.1% (14.0% excluding special items) for the 2001 six-month period, compared with 17.0% for the 2000 period. The decrease was due to a larger average number of shares outstanding during the 2001 period primarily resulting from the Reynolds acquisition, as well as the special items recorded in the 2001 second quarter.

   COGS as a percentage of sales in the 2001 second quarter and six-month period was 76.9% and 76.6%, respectively, versus 75.7% and 74.7% in the corresponding 2000 periods. The higher percentages in 2001 were due to higher energy costs of $21 quarter-over-quarter and $80 year-over-year, as well as the relatively higher cost of sales ratios of the acquired Reynolds and Cordant businesses, offset somewhat by cost-cutting efforts.

   Selling and general administrative expenses (S&GA) were up $54 from the 2000 second quarter and $150 from the 2000 six-month period. S&GA as a percentage of sales was 5.4% and 5.3% for the 2001 second quarter and six-month period, respectively, up slightly from 4.9% and 5.0% in the corresponding 2000 periods. These increases were predominantly due to Reynolds and Cordant costs that were not present in the 2000 periods, as well as lower sales volumes at existing locations.

   Research and development expenses increased $7 and $17 over the 2000 second quarter and six-month periods, respectively, due to spending at Reynolds and Cordant that was not included in the corresponding 2000 period results, as well as the timing of project expenses.

    In the second quarter of 2001, Alcoa recorded a charge of $212 ($114 after tax and minority interest) as part of its ongoing segment review to optimize assets and lower costs. This charge consisted of asset write-downs ($172 pre-tax), employee termination and severance costs ($32 pre-tax) and exit costs ($8 pre-tax). The charge was primarily due to actions taken in Alcoa's Primary Products businesses (within the Alumina and Chemicals segment and the Primary Metals segment) because of economic and competitive conditions. These actions include the shutdown of the company's magnesium plant in Addy, Washington and closing the company's alumina refinery on St. Croix, U.S. Virgin Islands, its smelter in Suriname, and a chemical plant located in Louisiana.

    Interest expense was up $62 from the 2000 six-month period due to higher average debt levels in 2001 resulting from acquisitions.

    Other income rose $55 in the 2001 second quarter and $106 in the 2001 six-month period versus the comparable 2000 periods. Quarter-over-quarter results benefited from a $32 improvement in foreign currency exchange adjustments and a net increase of $28 in gains on sales of assets due primarily to the gain of $38 on the sale of Thiokol. The year-over-year increase was due to $77 higher gains on asset sales as well as $29 improvement in foreign currency exchange adjustments and $14 increase in equity earnings, offset by $10 lower mark-to-market gains in 2000 that do not exist in 2001 due to the implementation of SFAS No. 133.

    Income taxes have been provided at a rate of 31.7% for the 2001 second quarter and 32.5% for the 2001 six-month period. These rates differ from the statutory rate of 35.0% and the effective rate of 34.0% for the 2000 periods due to taxes on foreign income, the sale of Thiokol and adjustments to prior year taxes.

    Minority interests' share of income from operations decreased 62% from the 2000 second quarter and 33% from the 2000 six-month period. These decreases were primarily due to the impact of special charges of $34, as well as lower income at Alcoa Fujikura Ltd. (AFL), Alcoa World Alumina and Chemicals (AWAC), and Aluminio.

SEGMENT INFORMATION

I.   Alumina and Chemicals

                                   Second quarter ended  Six months ended
                                         June 30             June 30
                                   --------------------  ----------------
                                        2001       2000     2001     2000
                                      ------     ------   ------   ------
Alumina production                     3,258      3,495    6,588    6,972
Third-party alumina shipments          1,730      1,801    3,761    3,634

Third-party sales                     $  490     $  515   $1,037   $1,055
Intersegment sales                       275        274      558      524
                                      ------     ------   ------   ------
  Total sales                         $  765     $  789   $1,595   $1,579
                                      ======     ======   ======   ======

After-tax operating income            $  130     $  140   $  296   $  295
                                      ======     ======   ======   ======

    In the 2001 second quarter, this segment's third-party sales decreased 5% from the 2000 quarter due to 4% lower shipments and lower realized prices. For the 2001 six-month period, third-party revenues decreased 2% due to lower prices, partially offset by 3% higher shipments. Year-to-date 2001 intersegment sales increased 6% over the 2000 six-month period due mainly to increased internal alumina sourcing to newly acquired smelters, partially offset by the curtailment of aluminum production at smelters in the northwestern U.S.

    ATOI for this segment in the 2001 second quarter decreased 7% from the 2000 quarter while remaining essentially unchanged year-over-year. The quarter-over-quarter decrease was due to purchased alumina costs and lower volumes and profits due to the curtailments at Point Comfort and the shutdown of St. Croix. Year-over-year, ATOI was flat as the benefit from alumina production shifting from higher to lower cost facilities was offset by higher curtailment and energy costs.

II. Primary Metals

                                   Second quarter ended  Six months ended
                                         June 30             June 30
                                   --------------------  ----------------
                                        2001       2000     2001     2000
                                      ------     ------   ------   ------
Aluminum production                      891        881    1,808    1,591
Third-party aluminum shipments           494        493      970      832

Third-party sales                     $  972     $  852   $1,939   $1,463
Intersegment sales                       887        832    1,754    1,682
                                      ------     ------   ------   ------
  Total sales                         $1,859     $1,684   $3,693   $3,145
                                      ======     ======   ======   ======

After-tax operating income            $  264     $  225   $  558   $  452
                                      ======     ======   ======   ======

    Total third-party sales for this segment increased 14% in the 2001 second quarter and 33% in the 2001 six-month period versus the corresponding 2000 periods. Acquisitions as well as power sales contributed to the increase, partially offset by lower shipments from existing facilities and lower prices. Alcoa's average realized third-party price for ingot declined 1% from both the 2000 second quarter and 2000 six-month period to 73 cents and 75 cents per pound, respectively.

    Primary Metals 2001 second-quarter and year-to-date ATOI increased 17% from the 2000 quarter and 23% from the 2000 six-month period, respectively. The increases were driven by acquisitions, which contributed $10 for the quarter and $63 for the six-month period as compared to the prior year periods. Power sales in the Pacific Northwest, net of power and other contractually required costs and the impact of lost aluminum sales, positively impacted the Primary Metals segment in the first and second quarters of 2001, contributing approximately $35 in each quarter, which was somewhat offset by the financial losses associated with related curtailments in the Alumina and Chemicals segment.

    The company entered into additional agreements to curtail production and to sell power during the second quarter of 2001. These new agreements significantly reduce the realized price for power sales to the extent that Alcoa will only be reimbursed for employee related costs at the curtailed facilities. Due to the expiration of existing contracts and the impact of the agreements signed in the second quarter, the positive impacts experienced in the first half of 2001 will not be realized in the second half of 2001. Additionally, in the second half of 2001, volume will decline as a result of the aforementioned curtailments.

    For the full year 2001, the impact of the power sales agreements, after considering the lost profits on aluminum sales and the costs of related curtailments in the Alumina and Chemicals segment, is not expected to be material.


III. Flat-Rolled Products

                                  Second quarter ended  Six months ended
                                        June 30             June 30
                                  --------------------  ----------------
                                       2001       2000     2001     2000
                                     ------     ------   ------   ------
Third-party aluminum shipments          450        504      920    1,011

Third-party sales                    $1,255     $1,394   $2,598   $2,798
Intersegment sales                       15         29       31       42
                                     ------     ------   ------   ------
  Total sales                        $1,270     $1,423   $2,629   $2,840
                                     ======     ======   ======   ======

After-tax operating income           $   74     $   74   $  139   $  147
                                     ======     ======   ======   ======

    Third-party flat-rolled product sales decreased 10% in the 2001 second quarter and 7% in the 2001 six-month period from the comparable 2000 periods. These decreases were driven by lower shipments of 11% quarter-over-quarter and

9% year-over-year. The decrease in third-party sales is also reflective of the continued weakness in the automotive, commercial transportation and distribution markets in North America, partially offset by sales increases in Europe, due primarily to the acquisition of British Aluminium Limited (BA), and improved mix on sheet and plate sales.

    ATOI for the Flat-Rolled Products segment fell $8 in the 2001 six-month period from the corresponding 2000 period due to lower volumes in North America and higher conversion costs, principally energy, in rigid container sheet. These factors were offset somewhat by a more profitable product mix for sheet and plate in the U.S. and Europe due to the continued strength in the aerospace market, as well as cost savings. ATOI remained flat quarter-over-quarter, as the acquisition of BA, an improved mix in Europe, and cost savings offset reductions in the U.S. due to lower volumes.

IV. Engineered Products

                                   Second quarter ended  Six months ended
                                         June 30             June 30
                                   --------------------  ----------------
                                        2001       2000     2001     2000
                                      ------     ------   ------   ------
Third-party aluminum shipments           242        282      496      548

Third-party sales                     $1,582     $1,296   $3,175   $2,349
Intersegment Sales                         8         15       17       28
                                      ------     ------   ------   ------
  Total sales                         $1,590     $1,311   $3,192   $2,377
                                      ======     ======   ======   ======

After-tax operating income            $   60     $   62   $  100   $  115
                                      ======     ======   ======   ======

    Engineered Products' third-party sales improved 22% and 35% in the 2001 second quarter and six-month period, respectively, over the corresponding 2000 periods due to the acquisitions of Reynolds, Cordant and BA. Excluding these acquisitions, third-party sales decreased 18% quarter-to-quarter and year-to-year, reflecting the continuing weakness in the transportation market in North America and softening market conditions in Europe.

    ATOI for the segment decreased 3% for the 2001 second quarter and 13% for the 2001 year-to-date period versus the corresponding 2000 periods. These decreases resulted from a decline in volumes and profits due to lower demand for wheels and extrusions, the impact from exchange rate fluctuations in Brazil, as well as increased energy and fuel costs on a year-over-year basis. These factors were partially offset by the positive impact of the acquisitions and conversion cost reductions.

V. Packaging and Consumer

                                   Second quarter ended  Six months ended
                                         June 30             June 30
                                   --------------------  ----------------
                                        2001       2000      2001    2000
                                       -----      -----    ------   -----
Third-party aluminum shipments            41         32        83      34

Third-party sales                      $ 701      $ 524    $1,347   $ 727

After-tax operating income             $  47      $  35    $   90   $  52

  Third-party sales for this segment for the 2001 second quarter and six-month period rose $177 and $620 compared with the 2000 second quarter and six-month periods, respectively. These increases were due primarily to the acquisitions of Reynolds and several smaller businesses. Excluding these acquisitions, third-party sales rose $8, or 4%, versus the 2000 quarter and $23, or 5%, versus the 2000 six-month period due to increased closures sales.

    For this segment, ATOI rose $12 in the 2001 second quarter and $38 in the 2001 year-to-date period from the comparable 2000 periods. These increases were due to the acquisitions noted above, which contributed $6 of the quarter-over-quarter and $31 of the year-over-year ATOI increase, as well as the increase in closure sales noted earlier, offset by exchange rate fluctuations in the closures business.

VI. Other

                                   Second quarter ended  Six months ended
                                         June 30             June 30
                                   --------------------  ----------------
                                        2001       2000     2001   2000 *
                                       -----      -----   ------  -------
Third-party aluminum shipments            65         50      143       69

Third-party sales                      $ 991      $ 988   $2,071  $ 1,686

After-tax operating income             $  45      $  46   $   95  $    76

* Restated, see Note J to the financial statements

    For this group, third-party sales were $991 in the 2001 second quarter and $2,071 for the 2001 six-month period, flat quarter-over-quarter and up 23% year-over-year. After excluding the Thiokol, Reynolds' metal distribution business (RASCO) and AFL telecommunications acquisitions made in 2000, sales decreased 4% quarter-over-quarter and 2% year-over-year. The quarter-over-quarter decrease was due to lower AFL automotive sales, partially offset by improved residential building product sales. On a year-over-year basis, the decrease in sales by AFL automotive was partially offset by AFL telecommunications acquisitions.

    ATOI for this group was $45 for the 2001 second quarter, down 2% from the 2000 second quarter. Lower earnings from AFL due to weak automotive markets and slower telecommunications growth were offset by the gain on the sale of Thiokol. ATOI improved year-over-year, as gains of $70 from the sales of Thiokol, Alcoa Proppants Inc. and Alcoa's interest in a Latin American cable business were offset by decreases in ATOI at businesses serving the automotive and truck markets.

RECONCILIATION OF ATOI TO CONSOLIDATED NET INCOME

    Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; the after-tax impact of interest income and expense at the statutory rate; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; special items; and other, which includes the impact of LIFO inventory accounting, differences between estimated tax rates used in each segment and the corporate effective tax rate, and other non-operating items such as foreign exchange.

    Special items of $148 (after-tax, before minority interests) were recorded in the second quarter of 2001. Interest expense increased in the 2001 six-month period over the same period in 2000 because of higher average debt outstanding related to acquisitions. The decrease in interest expense quarter-over-quarter was due to lower commercial paper rates. Minority interests decreased quarter-over-quarter and year-over-year primarily due to special charges of $34 and lower income at AFL, AWAC and Aluminio. Corporate expense increased from the 2000 period due to the impact of acquisitions.

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

    Past accounting convention required that certain long positions be marked to market, which resulted in a year-to-date, after-tax charge to earnings of $7 at June 30, 2000. As a result of the change in accounting under SFAS No. 133, these contracts were re-designated as qualified hedges on January 1, 2001. At June 30, 2001, contracts qualifying as fair value hedges totaled approximately 631,000 tons with a fair value loss of approximately $6.

    Alcoa may sell forward a portion of its forecasted primary aluminum and alumina production. In addition, Alcoa expects the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil and electricity for its operations. Alcoa enters into futures and options contracts to reduce volatility in the price of these commodities. At June 30, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges was a loss of approximately $10 (net of tax and minority interest). These contracts cover periods commensurate with known or expected exposures, generally within three years.

    The futures and options contracts used by Alcoa are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

FINANCIAL RISK

Currencies - Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. At June 30, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges was a loss of approximately $116 (net of tax and minority interest).

Interest Rates - Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps and caps to keep financing costs as low as possible. The company has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on its outstanding debt. In addition, the company entered into pay floating, receive fixed interest rate swaps to hedge changes in the fair value of certain fixed-rate debt obligations. At June 30, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges was a loss of approximately $1 (net of tax and minority interest).

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

    Alcoa continues to perform studies and investigations on the river, including ongoing pilot tests of sediment capping techniques and other remediation technologies. Alcoa submitted a draft Analysis of Alternatives report in December 1999 and, based on additional evaluations and information required by the EPA, a revised report is being prepared and is currently expected to be submitted by January 2002. Based on the 1999 report, the range of costs associated with the potential courses of remedial action is between zero and $53. Currently, no one of the alternatives is more likely to be selected than any other. During meetings through April 2001, the EPA has indicated to Alcoa that it believes additional remedial alternatives need to be included in the revised Analysis of Alternatives. Such additional remedies involve removal of more sediment than was included in the 1999 Analysis of Alternatives report. The cost of such potential additional remedial alternatives cannot be estimated at this time. The results of the pilot tests and the revised Analysis of Alternatives should provide additional information for the selection and approval of the appropriate remedial alternative.

    Portions of the St. Lawrence River system adjacent to the former Reynolds plant are also contaminated with PCB. Since 1989, Reynolds had been conducting investigations and studies of the river system under order from the EPA issued under Superfund. The dredging remedy for the St. Lawrence River has commenced and is expected to be substantially concluded by the end of 2001 and has been included in the reserve.

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

    TROUTDALE, OREGON. In 1994, the EPA added Reynolds Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa is cooperating with the EPA. Under a September 1995 consent order, Alcoa is working with the EPA to identify cleanup solutions for the site. Following curtailment of active production operations and based on further evaluation of remedial options, the company has determined the most probable cost of clean up. This amount has been fully reserved.

    Based on the above, it is possible that Alcoa's results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

    Alcoa's remediation reserve balance at June 30, 2001, was $471 (of which $80 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2001 second quarter were $15. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the second quarter of 2001, the reserve balance was increased by $19 primarily as a result of the shutdown of the company's magnesium plant in Addy, Washington.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operations

Cash from operations for the 2001 year-to-date period totaled $938, compared with $1,106 in the 2000 period. The decrease of $168, or 15%, resulted primarily from a net increase in working capital requirements, partly offset by changes in noncash items such as depreciation, depletion and amortization; special items which were recorded in the second quarter of 2001; gains on the sales of assets and minority interests.

Financing Activities

Financing activities used $2,704 of cash in the 2001 year-to-date period, compared with $1,940 provided for in the 2000 period. The increase in cash used was primarily due to debt repayments in the 2001 year-to-date period that were funded by the proceeds from the sales of operations to be divested from the Reynolds merger, the sale of Thiokol and issuing additional debt. Short-term borrowings and commercial paper decreased by $2,612 and $392, respectively, in the 2001 period, compared with increases of $1,311 and $1,516 in the 2000 period, respectively.

    The increase in cash used was also due to the repurchase of common stock, $1,028 in the 2001 six-month period versus $670 in the 2000 period. In July 2001, the Board of Directors of Alcoa authorized the repurchase of 50 shares of Alcoa common stock.

    Dividends paid to shareholders were $260 in the 2001 year-to-date period, an increase of $59 over the 2000 period. The increase was due to a higher number of shares outstanding as well as an increase in Alcoa's total dividend, which was 30 cents in the 2001 period compared with 25 cents in the 2000 period.

Investing Activities

Investing activities provided $1,868 during the 2001 year-to-date period, compared with cash used of $2,961 in the 2000 period. Dispositions of assets to be divested from the Reynolds merger as well as proceeds from the sale of Thiokol accounted for approximately 51% of the change, returning $2,471 in the 2001 period.

    Alcoa completed a number of acquisitions in the 2001 year-to-date period. Net cash paid for these acquisitions was $87. None of these transactions had a material impact on Alcoa's financial statements. For the 2000 year-to-date period, cash paid for acquisitions was $2,534, primarily attributable to the acquisition of Cordant.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. Additionally, under the provisions of these standards, the unamortized balance of negative goodwill will be written off and recognized as a change in accounting principle. The provisions of SFAS Nos. 141 and 142 will apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. The company is currently evaluating the impact of these standards on the consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by Alcoa beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

PART II - OTHER INFORMATION

ITEM 1.  Legal proceedings.

As previously reported, on October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the company in the United States District Court for the Southern District of New York, naming as defendants the company, each member of Alcoa's Board of Directors, certain officers of the company and PricewaterhouseCoopers LLP, Alcoa's independent accountants. The shareholder did not make a demand on the company before filing this lawsuit. Under relevant law, this demand is required. The lawsuit alleged, among other things, that Alcoa's proxy statement dated March 8, 1999, contained materially false and misleading representations and omissions concerning the company's proposed Alcoa Stock Incentive Plan and that the shareholder approval of the plan, based upon these alleged representations and omissions, was defective. The plaintiff sought to invalidate the shareholder approval of the plan and enjoin its implementation. She also requested that Alcoa pay the costs and disbursements of the action, including the fees of her accountants, counsel and experts. On March 19, 2001, the court granted without prejudice the defendants' motion to dismiss the plaintiff's claims. On May 31, 2001, Ms. Shaev served an amended complaint making the same allegations as in the previous complaint but styling the complaint as a class action on behalf of shareholders. The company served a motion to dismiss on June 25, 2001.

As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the U.S Department of Justice (DOJ). The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been able to reach settlement on this matter and are in the process of finalizing the terms and conditions of the settlement agreement.

As previously reported, in March 1999, two search warrants were executed by various federal and state agencies on the Alcoa Port Allen works of Discovery Aluminas, Inc. (Discovery), a subsidiary, in Port Allen, Louisiana. Also in March, Discovery was served with a grand jury subpoena that required the production to a federal grand jury of certain company records relating to alleged environmental issues involving wastewater discharges and management of solid or hazardous wastes at the plant. In April 1999, the Port Allen plant manager was indicted for a single count of violating the Clean Water Act. In December 2000, a plea agreement was executed between Discovery and the federal authorities. In addition, an agreement was reached between Discovery and state/local authorities to resolve this matter. Under these agreements together,
Discovery: (1) pleaded guilty to a one-count felony for violating the federal Clean Water Act and its state analog; (2) paid a $700,000 fine to the United States; (3) paid $50,000 in community restitution; and (4) paid $400,000 to the State of Louisiana on July 13. Discovery was sentenced on May 14 to terms consistent with the Plea Agreement. The Louisiana Department of Environmental Quality has expressed an intention to issue a civil penalty to Discovery for water violations and settlement discussions are ongoing.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of Alcoa shareholders held on April 20, 2001, Alain J. P. Belda, Hugh M. Morgan, Henry B. Schacht and Franklin A. Thomas were re-elected Directors of Alcoa for a term of three years. Votes cast for Mr. Belda were 738,788,441 and votes withheld were 7,427,159; votes cast for Mr. Morgan were 738,933,298 and votes withheld were 7,282,302; votes cast for Mr. Schacht were 738,837,455 and votes withheld were 7,378,145; and votes cast for Mr. Thomas were 739,149,305 and votes withheld were 7,066,295.

  Also at the annual meeting, a shareholder proposal relating to a global set of corporate standards was not adopted. Total votes cast for the shareholder proposal relating to a global set of corporate standards were 63,469,339; votes cast against were 537,622,957; and there were 53,535,951 abstentions. Abstentions are not counted for voting purposes under Pennsylvania law, the jurisdiction of Alcoa's incorporation.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

10(n)  Amended and Extended Revolving Credit Agreement
          (364-Day), dated as of April 27, 2001
10(o)  Amended and Restated Revolving Credit Agreement
          (Five-Year), dated as of April 27, 2001
12.    Computation of Ratio of Earnings to Fixed Charges
15.    Independent Accountants' letter regarding unaudited financial information

(b) Reports on Form 8-K. During the second quarter of 2001, Alcoa filed with the Securities and Exchange Commission a Form 8-K, dated May 23, 2001, concerning $1,500 of debt securities being offered and sold under the Registration Statement on Form S-3 filed on April 16, 2001.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Alcoa Inc.



   August 9, 2001                    By /s/ RICHARD B. KELSON
   -----------------------           ----------------------------
   Date                                Richard B. Kelson
                                       Executive Vice President and
                                       Chief Financial Officer
                                       Chief Compliance Officer
                                       (Principal Financial Officer)


   August 9, 2001                    By /s/ TIMOTHY S. MOCK
   -------------------------         ----------------------------
   Date                                Timothy S. Mock
                                       Vice President and Controller
                                       (Chief Accounting Officer)

                                    EXHIBITS
                                    --------



   10(n)  Amended and Extended Revolving Credit Agreement
             (364-Day), dated as of April 27, 2001
   10(o)  Amended and Restated Revolving Credit Agreement
             (Five-Year), dated as of April 27, 2001
   12.    Computation of Ratio of Earnings to Fixed Charges
   15. Independent Accountants' letter regarding unaudited financial information