Form 10-Q
period 2001-09-30
ALCOA INC
filed 2001-10-23
CIK 4281

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


    For the Quarter Ended September 30, 2001       Commission File Number 1-3610


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

                                                Yes  X    No

        As of October 19, 2001, 849,303,285 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                                                           (unaudited)
                                                                                           September 30          December 31
                                                                                              2001                  2000
                                                                                          --------------        -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $   472               $   315
    Short-term investments                                                                         12                    56
    Receivables from customers, less allowances of
     $90 in 2001 and $69 in 2000                                                                2,905                 3,461
    Other receivables                                                                             300                   354
    Inventories (C)                                                                             2,847                 2,703
    Deferred income taxes                                                                         370                   385
    Prepaid expenses and other current assets                                                     587                   304
                                                                                              -------               -------
      Total current assets                                                                      7,493                 7,578
                                                                                              -------               -------

Properties, plants and equipment, at cost                                                      22,165                22,600
Less: accumulated depreciation, depletion and
 amortization                                                                                  10,150                 9,750
                                                                                              -------               -------
      Net properties, plants and equipment                                                     12,015                12,850
                                                                                              -------               -------
Goodwill, net of accumulated amortization of $478 in
 2001 and $344 in 2000                                                                          5,754                 6,003
Other assets, including assets held for sale (H)                                                3,407                 5,260
                                                                                              -------               -------
      Total assets                                                                            $28,669               $31,691
                                                                                              =======               =======

LIABILITIES
Current liabilities:
    Short-term borrowings                                                                     $    87               $ 2,719
    Accounts payable, trade                                                                     1,626                 1,876
    Accrued compensation and retirement costs                                                     808                   928
    Taxes, including taxes on income                                                              747                   702
    Other current liabilities                                                                   1,500                 1,302
    Long-term debt due within one year                                                            216                   427
                                                                                              -------               -------
        Total current liabilities                                                               4,984                 7,954
                                                                                              -------               -------

Long-term debt, less amount due within one year (D)                                             6,114                 4,987
Accrued postretirement benefits                                                                 2,532                 2,719
Other noncurrent liabilities and deferred credits                                               2,176                 2,126
Deferred income taxes                                                                             780                   969
                                                                                              -------               -------
        Total liabilities                                                                      16,586                18,755
                                                                                              -------               -------

MINORITY INTERESTS                                                                              1,265                 1,514
                                                                                              -------               -------

CONTINGENT LIABILITIES (E)                                                                          -                     -

SHAREHOLDERS' EQUITY
Preferred stock                                                                                    56                    56
Common stock                                                                                      925                   925
Additional capital                                                                              6,116                 5,927
Retained earnings                                                                               7,658                 7,127
Treasury stock, at cost                                                                        (2,618)               (1,717)
Accumulated other comprehensive loss (F and J)                                                 (1,319)                 (896)
                                                                                              -------               -------
        Total shareholders' equity                                                             10,818                11,422
                                                                                              --------              -------
         Total liabilities and equity                                                         $28,669               $31,691
                                                                                              ========              =======

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                                                      Third quarter ended               Nine months ended
                                                                         September 30                     September 30
                                                                         ------------                     ------------
                                                                    2001             2000             2001              2000 *
                                                                    ----             ----             ----              ----
Sales                                                            $  5,511          $  6,298         $ 17,678          $ 16,376
                                                                 --------          --------         --------          --------

Cost of goods sold                                                  4,228             4,798           13,548            12,328
Selling, general administrative
 and other expenses                                                   273               314              922               813
Research and development expenses                                      47                47              151               134
Provision for depreciation,
 depletion and amortization                                           309               350              939               865
Special items (B)                                                       -                 -              212                 -
Interest expense                                                       85               141              293               287
Other expense (income), net                                             3               (46)            (196)             (139)
                                                                 --------          --------         --------          --------

                                                                    4,945             5,604           15,869            14,288
                                                                 --------          --------         --------          --------

     Income before taxes on income                                    566               694            1,809             2,088
Provision for taxes on income                                         175               235              579               710
                                                                 --------          --------         --------          --------
     Income from operations                                           391               459            1,230             1,378
Less: Minority interests' share                                        52                91              180               281
                                                                 --------          --------         --------          --------
     Income before accounting change                                  339               368            1,050             1,097
Cumulative effect of accounting change
 for revenue recognition (J)                                            -                 -                -                (5)
                                                                 --------          --------         --------          --------

NET INCOME                                                       $    339          $    368         $  1,050          $  1,092
                                                                 ========          ========         ========          ========


EARNINGS PER SHARE (G)
    Basic                                                        $    .40          $    .42         $   1.22          $   1.36
                                                                 ========          ========         ========          ========

    Diluted                                                      $    .39          $    .42         $   1.21          $   1.35
                                                                 ========          ========         ========          ========

Dividends paid per common share                                  $   .150          $   .125         $   .450          $   .375
                                                                 ========          ========         ========          ========

   The accompanying notes are an integral part of the financial statements.

   *Restated, see Note J

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                                                    Nine months ended
                                                                                                       September 30
                                                                                                      --------------
                                                                                                    2001          2000 *
                                                                                                 ---------     -----------
CASH FROM OPERATIONS
Net income                                                                                       $   1,050     $    1,092
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                                            949            874
   Change in deferred income taxes                                                                     (15)            42
   Equity income, net of dividends                                                                     (43)           (57)
   Noncash special items                                                                               196              -
   Gains from investing activities - sale of assets                                                    (91)            (7)
   Minority interests                                                                                  180            281
   Accounting change                                                                                     -              5
   Other                                                                                               (43)            14
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
   Reduction (increase) in receivables                                                                 364           (118)
   Increase in inventories                                                                            (217)           (17)
   Increase in prepaid expenses and other
     current assets                                                                                   (134)          (166)
   Reduction in accounts payable and accrued expenses                                                 (438)          (267)
   Increase in taxes, including taxes on income                                                        160            289
   Net change in noncurrent assets and liabilities                                                    (190)           (57)
                                                                                                 ---------     ----------
      CASH PROVIDED FROM OPERATIONS                                                                  1,728          1,908
                                                                                                 ---------     ----------

FINANCING ACTIVITIES
Net changes to short-term borrowings                                                                (2,625)         1,856
Common stock issued for stock compensation plans                                                       555            182
Repurchase of common stock                                                                          (1,338)          (730)
Dividends paid to shareholders                                                                        (390)          (310)
Dividends paid to minority interests                                                                  (245)          (192)
Net change in commercial paper                                                                        (144)           849
Additions to long-term debt                                                                          1,985          1,703
Payments on long-term debt                                                                            (803)        (1,689)
                                                                                                 ---------     ----------
      CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                            (3,005)         1,669
                                                                                                 ---------     ----------

INVESTING ACTIVITIES
Capital expenditures                                                                                  (813)          (740)
Acquisitions, net of cash acquired (I)                                                                (126)        (2,745)
Proceeds from the sale of assets                                                                     2,485             22
Additions to investments                                                                               (87)           (37)
Changes in short-term investments                                                                       45            (14)
Other                                                                                                  (10)            (9)
                                                                                                 ---------     ----------
      CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES                                             1,494         (3,523)
                                                                                                 ---------     ----------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (60)            (7)
                                                                                                 ---------     ----------
Net change in cash and cash equivalents                                                                157             47
Cash and cash equivalents at beginning of year                                                         315            237
                                                                                                 ---------     ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     472     $      284
                                                                                                 =========     ==========

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

B. Special Items and Other Charges- In the second quarter of 2001, Alcoa recorded a charge of $212 ($114 after tax and minority interest) as part of its ongoing segment review to optimize assets and lower costs. This charge consisted of asset write-downs ($172 pre-tax), employee termination and severance costs ($32 pre-tax) and exit costs ($8 pre-tax). The charge was primarily due to actions taken in Alcoa's Primary Products businesses (within the Alumina and Chemicals segment and the Primary Metals segment) because of economic and competitive conditions. These actions include the shutdown of the company's magnesium plant in Addy, Washington and closing the company's alumina refinery on St. Croix, U.S. Virgin Islands, its smelter in Suriname, and a chemical plant located in Louisiana.

        Asset write-downs of $172 were recorded as a direct result of the company's decision to close certain operations, as well as the closing of MetalSpectrum, the online marketplace for specialty metals in which Alcoa had an investment. The asset write-downs, primarily consisting of structures, machinery and equipment, and associated selling costs, were based on management's estimates of salvage value and anticipated proceeds upon sale of certain of the affected assets. The remaining carrying amount of these long-term assets was approximately $10 at September 30, 2001. These assets were removed from service in October 2001 and will be sold or vacated by mid-2002. The results of operations related to these assets were not material.

        Employee termination and severance costs of $32 were recorded as management implemented workforce reductions of approximately 3,100 employees at various manufacturing facilities-primarily located outside of the U.S.-due to weak market conditions, and approximately 320 additional employees as a direct result of the shutdowns mentioned above. These workforce reductions primarily consisted of a combination of early retirement incentives and involuntary severance programs. As of September 30, 2001, approximately $11 of the severance costs had been paid and 2,700 employees had been terminated.

        The remaining $8 of the special items charge relates to exit cost activities associated with the shutdowns above, which will be substantially complete by mid-2002. As of September 30, 2001, approximately $5 of the exit costs had been paid.

        In the third quarter of 2001, Alcoa recorded a charge of $21 (pre-tax) to cost of goods sold under a voluntary retirement incentive and severance program offered to and accepted by approximately 280 employees at one of its Northwestern U.S. smelters. Pursuant to an agreement for the sale of power at this facility, Alcoa has reflected a reimbursement from the power supplier of $21 for these employee-related costs. Severance payments related to this program began in October 2001.

C. Inventories

                                              September 30      December 31
                                                  2001             2000
                                              ------------      ----------
Finished goods                                  $   863           $   814
Work in process                                     845               806
Bauxite and alumina                                 408               311
Purchased raw materials                             557               562
Operating supplies                                  174               210
                                                -------           -------
                                                $ 2,847           $ 2,703
                                                =======           =======

     Approximately 51% of total inventories at September 30, 2001, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $651 and $658 higher at September 30, 2001, and December 31, 2000, respectively.

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

     Alcoa Aluminio S.A. (Aluminio) is a participant in a hydroelectric construction project in Brazil and has guaranteed up to 36% of the project's total debt of approximately $300. As of September 30, 2001, all of the long-term financing for the project had been obtained. If other participants fail to meet obligations, Aluminio may be required to fund a portion of the deficiency and would be entitled to an increase in the output of the project. The project is scheduled to begin operating in February 2002.

F.   Comprehensive Income

                                                                                 Third quarter           Nine months
                                                                                     ended                  ended
                                                                                  September 30           September 30
                                                                                  ------------           ------------
                                                                               2001         2000        2001         2000*
                                                                              -------      ------     -------       ------
Net income                                                                    $   339      $   368    $ 1,050       $1,092
Other comprehensive loss:
 Unrealized translation adjustments                                               (42)        (181)      (258)        (301)
 Unrealized gains/(losses) on derivatives:
   Cumulative effect of accounting change                                           -            -         (4)           -
   Net change from periodic revaluations                                          (69)           -       (183)           -
   Net amount reclassified to income                                               32            -         22            -
                                                                              -------      -------    -------       ------
 Total unrealized gains/(losses) on derivatives                                   (37)           -       (165)           -
                                                                              -------      -------    -------       ------
Comprehensive income                                                          $   260      $   187    $   627       $  791
                                                                              =======      =======    =======       ======

* Restated, see Note J

G. Earnings Per Share - The detail of basic and diluted EPS follows:

                                                                      Third quarter ended          Nine months ended
                                                                          September 30                September 30
                                                                          ------------                ------------
                                                                      2001            2000          2001           2000*
                                                                      ----            ----          ----           -----
Income before cumulative effect                                      $  339          $  368        $1,050         $1,097
Less: Preferred stock dividends                                           1               1             2              2
                                                                     ------          ------        ------         ------
Income available to common stockholders
   before cumulative effect                                             338             367         1,048          1,095
Cumulative effect of accounting change                                    -               -             -             (5)
                                                                     ------          ------        ------         ------
Income available to common stockholders
   after cumulative effect                                           $  338          $  367        $1,048         $1,090
                                                                     ======          ======        ======         ======
Average shares outstanding - basic                                      856             866           861            799
Effect of dilutive securities:
  Shares issuable upon exercise of
   dilutive outstanding stock options                                     8               8             9              9
                                                                     ------          ------        ------         ------
  Average shares outstanding - diluted                                  864             874           870            808

Basic EPS (before cumulative effect)                                 $  .40          $  .42        $ 1.22         $ 1.37
                                                                     ======          ======        ======         ======
Basic EPS (after cumulative effect)                                  $  .40          $  .42        $ 1.22         $ 1.36
                                                                     ======          ======        ======         ======
Diluted EPS (before cumulative effect)                               $  .39          $  .42        $ 1.21         $ 1.36
                                                                     ======          ======        ======         ======
Diluted EPS (after cumulative effect)                                $  .39          $  .42        $ 1.21         $ 1.35
                                                                     ======          ======        ======         ======

        * Restated, see Note J

        Options to purchase 33 shares of common stock at an average exercise price of $40.00 were outstanding as of September 30, 2001, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

H. Acquisitions and Divestitures - In May of 2000, Alcoa completed a merger with Reynolds Metals Company (Reynolds) by issuing approximately 135 shares of Alcoa common stock. The transaction was valued at approximately $5,900, including debt assumed of $1,297. The goodwill of approximately $2,100 resulting from the purchase price allocation is being amortized over a 40-year period.

        As part of the merger with Reynolds, Alcoa agreed to divest Reynolds' interests in the alumina refineries in Worsley, Australia; Stade, Germany; and Sherwin, Texas as well as 25% of Reynolds' interest in the aluminum smelter located in Longview, Washington. Under current accounting requirements, the fair values of the net assets to be divested were reported as assets held for sale in the balance sheet and the results of operations were not included in the statement of income. The sale of Sherwin was completed in December 2000; the sales of Worsley and 100% of Longview were completed in the first quarter of 2001; and the sale of Stade was completed in the second quarter of 2001.

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

                                              Nine months ended
                                              September 30, 2000
                                              ------------------
 Sales                                             $19,180
 Net Income                                          1,145
 Basic EPS                                         $  1.32
                                                   =======
 Diluted EPS                                       $  1.31
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

                                                   Nine months ended
                                                   September 30, 2000
                                                   ------------------

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
                                                         =======

J. Recently Adopted Accounting Standards - In 2000, Alcoa changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, adopted retroactive to January 1, 2000, Alcoa recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $43 in revenue ($5 in net income) as of January 1, 2000, was recognized during the first quarter of 2000. The nine months ended September 30, 2000, amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $16,398; Income from operations, $1,381; Net income, $1,100; Earnings per share, basic $1.37 and diluted, $1.36.

        Effective January 1, 2001, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. The fair values of all outstanding derivative instruments are now recorded on the balance sheet. The transition adjustment on January 1, 2001, resulted in a net charge of $4 (after tax and minority interest), which was recorded in other comprehensive income.

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

Fair Value Hedges
-----------------

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

        Interest Rates
        --------------

        Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps to manage this balance. The company has entered into pay floating, receive fixed interest rate swaps to effectively convert the interest rate from fixed to floating on $2,250 of debt.

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

        Commodities
        -----------

        Alcoa may elect to sell forward a portion of its anticipated primary aluminum and alumina production. In addition, Alcoa anticipates the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil and electricity for its operations. Alcoa enters into futures and options contracts to reduce volatility in the price of these commodities.

        Interest Rates
        --------------

        In addition to fair value interest rate hedges, Alcoa has also entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on $163 of variable rate debt.

        For these cash flow hedge transactions, the fair values of the derivatives are recorded on the balance sheet. The effective portion of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to sales, cost of goods sold or interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge (none in 2001). These contracts cover periods commensurate with known or expected exposures, generally within three years. Assuming market rates remain constant with the rates at September 30, 2001, $109 of the $165 loss included in other comprehensive income is expected to be recognized in earnings over the next twelve months.

K. Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. Additionally, under the provisions of these standards, the unamortized balance of negative goodwill will be written off and recognized as a change in accounting principle. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. The company is currently evaluating the impact of SFAS No. 142 on the consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by Alcoa beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by Alcoa beginning on January 1, 2002. Management is currently assessing the details of this standard and is preparing a plan of implementation.

L. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

M. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and nine-month periods ended September 30, 2001 and 2000. For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Alcoa's Form 10-K for the year ended December 31, 2000.

Segment Information:               Alumina                     Flat-          Engi-        Pack-
                                   & Chem-       Primary       Rolled         neered      aging &
                                    icals        Metals       Products       Products     Consumer       Other         Total
Third quarter ended
September 30, 2001
Sales:
  Third-party sales                $  454        $  808        $ 1,219        $ 1,514      $  671         $  845      $ 5,511
  Intersegment sales                  246           839             20              9           -              -        1,114
                                   ------        ------        -------        -------      ------         ------      -------
  Total sales                      $  700        $1,647        $ 1,239        $ 1,523      $  671         $  845      $ 6,625
                                   ======        ======        =======        =======      ======         ======      =======
After-tax operating income         $  115        $  216        $    59        $    62      $   47         $    4      $   503
                                   ======        ======        =======        =======      ======         ======      =======

Third quarter ended
September 30, 2000
Sales:
  Third-party sales                $  529        $1,049        $ 1,361        $ 1,586      $  631         $1,142      $ 6,298
  Intersegment sales                  294           936             29             18           -              -        1,277
                                   ------        ------        -------        -------      ------         ------      -------
  Total sales                      $  823        $1,985        $ 1,390        $ 1,604      $  631         $1,142      $ 7,575
                                   ======        ======        =======        =======      ======         ======      =======
After-tax operating income         $  146        $  254        $    83        $    49      $   38         $   39      $   609
                                   ======        ======        =======        =======      ======         ======      =======

Nine months ended
September 30, 2001
Sales:
  Third-party sales                $1,491        $2,747        $ 3,817        $ 4,689      $2,018         $2,916      $17,678
  Intersegment sales                  804         2,593             51             26           -              -        3,474
                                   ------        ------        -------        -------      ------         ------      -------
  Total sales                      $2,295        $5,340        $ 3,868        $ 4,715      $2,018         $2,916      $21,152
                                   ======        ======        =======        =======      ======         ======      =======
After-tax operating income         $  411        $  774        $   198        $   162      $  137         $   99      $ 1,781
                                   ======        ======        =======        =======      ======         ======      =======

Nine months ended
September 30, 2000 *
Sales:
  Third-party sales                $1,584        $2,512        $ 4,159        $ 3,935      $1,358         $2,828      $16,376
  Intersegment sales                  818         2,618             71             46           -              -        3,553
                                   ------        ------        -------        -------      ------         ------      -------
  Total sales                      $2,402        $5,130        $ 4,230        $ 3,981      $1,358         $2,828      $19,929
                                   ======        ======        =======        =======      ======         ======      =======
After-tax operating income         $  441        $  706        $   230        $   164      $   90         $  115      $ 1,746
                                   ======        ======        =======        =======      ======         ======      =======

    The following table reconciles segment information to consolidated totals.

                                                              Third quarter ended             Nine months ended
                                                                 September 30                   September 30
                                                                 ------------                   ------------
                                                              2001          2000           2001           2000 *
                                                           -------        -------        --------       --------
Total after-tax operating income                           $   503        $   609        $  1,781       $  1,746
Impact of intersegment profit eliminations                     (14)             7             (18)            16
Unallocated amounts (net of tax):
  Interest income                                               10              4              30             30
  Interest expense                                             (55)           (85)           (191)          (187)
  Minority interests                                           (52)           (91)           (180)          (281)
  Corporate expense                                            (45)           (66)           (177)          (173)
  Special items                                                  -              -            (148)             -
  Other                                                         (8)           (10)            (47)           (59)
                                                           -------        -------        --------       --------
Consolidated net income                                    $   339        $   368        $  1,050       $  1,092
                                                           =======        =======        ========       ========

    * Restated, see Note J

    The following table represents segment assets.

Segment assets:                                                       September 30              December 31
                                                                          2001                      2000
                                                                      ------------              -----------
  Alumina and chemicals                                               $   2,722                 $  2,924
  Primary metals                                                          7,238                    7,700
  Flat-rolled products                                                    3,565                    3,657
  Engineered products                                                     6,526                    6,455
  Packaging and consumer                                                  2,579                    2,457
  Other                                                                   2,238                    3,376
                                                                      ---------                 --------
Total Segment Assets                                                  $  24,868                 $ 26,569
                                                                      =========                 ========

    The change in segment assets within the Other group is primarily due to the sale of Thiokol in April 2001.

      Report of Independent Accountants
      ---------------------------------

      To the Shareholders and Board of Directors
      Alcoa Inc. (Alcoa)


            We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 2001, and the unaudited condensed statement of consolidated income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2001 and 2000, which are included in Alcoa's Form 10-Q for the period ended September 30, 2001. These financial statements are the responsibility of Alcoa's management.

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

            Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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


      /s/ PricewaterhouseCoopers LLP


      PricewaterhouseCoopers LLP

      Pittsburgh, Pennsylvania
      October 4, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars and shares in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates, believes, estimates, expects, hopes, targets, should, will, will likely result, forecast, outlook, projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For discussion of some of the specific factors that may cause such a difference, see Note E to the financial statements; the disclosures included below under Segment Information, Market Risks and Environmental Matters; and the Business section and Management's Discussion and Analysis in Alcoa's Form 10-K for the year ended December 31, 2000.

Results of Operations

Principal income and operating data follow.

                                                     Third quarter ended               Nine months ended
                                                       September 30                     September 30
                                                       ------------                     ------------
                                                  2001           2000            2001            2000 *
                                               ---------      ---------        ---------        --------
 Sales                                         $  5,511       $  6,298         $ 17,678         $ 16,376
 Net income                                         339            368            1,050            1,092
 Basic earnings per common share               $    .40       $    .42         $   1.22         $   1.36
 Diluted earnings per common share             $    .39       $    .42         $   1.21         $   1.35
 Shipments of aluminum products (mt)              1,212          1,419            3,824            3,913
 Shipments of alumina (mt)                        1,789          1,893            5,550            5,527
 Alcoa's average realized ingot price          $    .71       $    .77         $    .74         $    .77
 Average 3-month LME price                     $    .64       $    .72         $    .68         $    .72

*  Restated, see Note J to the financial statements
___________________

Earnings Summary

      Alcoa reported quarterly earnings in the 2001 third quarter and 2001 nine-month period of $339 and $1,050, respectively, a decrease of 8% and 4%, when compared to the corresponding 2000 periods. For the quarter, lower prices and lower volumes due to weak end markets in the U.S. and Europe, as well as production cutbacks in refining and smelting were partly offset by continued cost-reduction efforts. Year-to-date 2001 earnings include special charges of $114 (after tax and minority interest). Excluding special charges, net income grew to $1,164 or 7% year-over-year as continued cost savings coupled with additional volumes due to acquisitions and gains on the sales of businesses and power outweighed unfavorable price variances and weak market conditions.

      Third quarter 2001 sales decreased 13% versus the 2000 third quarter, while on a year-to-date basis sales rose 8% over the corresponding 2000 period. The quarter-over-quarter decrease resulted from lower shipment volumes due to continued weakness in the transportation, building and construction and industrial products markets, as well as lower realized metal and alumina prices. The year-over-year increase resulted from higher shipment volumes due to acquisitions as well as power sales, offset by lower realized metal and alumina prices and lower demand from the aforementioned markets.

      Annualized return on shareholders' equity was 12.6% (13.6% excluding special items) for the 2001 nine-month period, compared with 17.0% for the 2000 period. The decrease was due to a larger average number of shares outstanding during the 2001 period primarily resulting from the Reynolds acquisition, the special items recorded in the 2001 second quarter and the earnings declines mentioned above.

      Cost of goods sold as a percentage of sales in the 2001 third quarter and nine-month period was 76.7% and 76.6%, respectively, versus 76.2% and 75.3% in the corresponding 2000 periods. The higher percentage for the 2001 nine-month period was due to the relatively higher cost of sales ratios of the acquired

Reynolds and Cordant businesses as well as lower sales volumes in 2001, offset somewhat by cost-cutting efforts.

      Selling and general administrative expenses (S&GA) were down $41 from the 2000 third quarter, while on a year-to-date basis, S&GA was up $109 from the 2000 nine-month period. The quarter-over-quarter decrease is due to lower employee benefit costs in 2001 as well as cost reductions. The year-over-year increase was due to Reynolds and Cordant costs which were not present in the entire corresponding 2000 period results. S&GA as a percentage of sales was 5.0% and 5.2% for the 2001 third quarter and nine-month period, respectively, versus 5.0% in each of the corresponding 2000 periods.

      Research and development expenses increased $17 over the 2000 nine-month period, while remaining constant quarter-over-quarter. The increase in the 2001 year-to-date period is due to spending at Reynolds and Cordant that was not present in the entire corresponding 2000 period results, as well as the timing of project expenses.

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

      Interest expense was down $56 from the 2000 third quarter due to lower interest rates as well as lower average debt levels.

      Other income decreased $49 in the 2001 third quarter and increased $57 in the 2001 nine-month period versus the comparable 2000 periods. Quarter-over-quarter results were negatively impacted by $24 in foreign currency exchange adjustments and $16 for cash surrender value on life insurance. The year-over-year increase was primarily due to $80 higher gains on asset sales as well as $18 increase in equity earnings, offset by a $22 reduction in cash surrender value on life insurance and $13 lower mark-to-market gains.

      Income taxes have been provided at a rate of 30.9% for the 2001 third quarter and 32.0% for the 2001 nine-month period. These rates differ from the statutory rate of 35.0% and the effective rate of 34.0% for the 2000 periods due to taxes on foreign income, the sale of Thiokol and adjustments to prior year taxes.

      Minority interests' share of income from operations decreased 43% from the 2000 third quarter and 36% from the 2000 nine-month period. These decreases were primarily due to lower income at Alcoa Fujikura Ltd. (AFL), Alcoa World Alumina and Chemicals (AWAC), and Aluminio, as well as the impact of special charges of $34 in the second quarter of 2001.

Segment Information

I.      Alumina and Chemicals

                                                     Third quarter ended                 Nine months ended
                                                        September 30                       September 30
                                                        ------------                       ------------
                                                        2001           2000             2001            2000
                                                     --------        --------         --------        --------
  Alumina production                                    2,984           3,509            9,572          10,481
  Third-party alumina shipments                         1,789           1,893            5,550           5,527

  Third-party sales                                  $    454        $    529         $  1,491        $  1,584
  Intersegment sales                                      246             294              804             818
                                                     --------        --------         --------        --------
    Total sales                                      $    700        $    823         $  2,295        $  2,402
                                                     ========        ========         ========        ========

  After-tax operating income                         $    115        $    146         $    411        $    441
                                                     ========        ========         ========        ========

        In the 2001 third quarter, this segment's third-party sales decreased 14% from the 2000 quarter due to 6% lower shipments and 11% lower realized prices. For the 2001 nine-month period, third-party revenues decreased 6% due mainly to lower prices. Intersegment sales in the 2001 third quarter decreased 16% over the 2000 third quarter primarily due to the curtailment of aluminum production at smelters in the northwestern U.S.

        ATOI for this segment in the 2001 third quarter and nine-month period decreased 21% and 7%, respectively, from the corresponding 2000 periods. The decreases were due to lower volumes, resulting from curtailments at Point Comfort and Brazil and the shutdown of St. Croix, as well as lower prices, offset by cost reductions.

        Alumina demand is anticipated to remain weak due to continued smelter curtailments and lower primary aluminum production. Pricing levels are projected to be lower in the near term based on recent LME price levels.

II. Primary Metals

                                            Third quarter ended               Nine months ended
                                                September 30                     September 30
                                                ------------                     ------------
                                           2001            2000             2001            2000
                                          -------         -------          -------         -------
  Aluminum production                         846             965            2,654           2,556
  Third-party aluminum shipments              448             574            1,418           1,406

  Third-party sales                       $   808         $ 1,049          $ 2,747         $ 2,512
  Intersegment sales                          839             936            2,593           2,618
                                          -------         -------          -------         -------
    Total sales                           $ 1,647         $ 1,985          $ 5,340         $ 5,130
                                          =======         =======          =======         =======

  After-tax operating income              $   216         $   254          $   774         $   706
                                          =======         =======          =======         =======

        Total third-party sales for this segment decreased 23% in the 2001 third quarter and increased 9% in the 2001 nine-month period versus the corresponding 2000 periods. Lower shipments and lower prices contributed to the quarter-over-quarter decrease, partially offset by power sales. The increase in the year-over-year period was due to acquisitions as well as power sales, partially offset by lower shipments from existing facilities and lower prices. Alcoa's average realized third-party price for ingot declined 8% from the 2000 third quarter and 4% from the 2000 nine-month period.

        Primary Metals 2001 third-quarter ATOI decreased 15%, while the year-to-date ATOI increased 10% from the 2000 period. The decrease from quarter-to-quarter was due to lower volumes and lower realized prices, partially offset by power sales and cost reductions. The increase from year-to-year was driven by acquisitions, which contributed approximately $60 for the nine-month period as compared to the prior year period, as well as power sales and cost reductions, partially offset by volume declines and lower prices. Power sales in the Pacific Northwest, net of power and other contractually required costs and the impact of lost aluminum sales, positively impacted the Primary Metals segment by approximately $35 in each of the first and second quarters of 2001, and approximately $14 in the third quarter of 2001.

        The company entered into additional agreements to curtail production and sell power during the second quarter of 2001, which significantly reduce the realized price for power sales in the third and fourth quarters of 2001 to the extent that Alcoa can only be reimbursed for employee related costs at the curtailed facilities. The impact of the new agreements resulted in a reduction in ATOI from the second quarter to the third quarter of $21, with an additional decline of approximately $48 expected from the third quarter to the fourth quarter of 2001.

        For the full year 2001, the impact of the power sales agreements, after considering the lost profits on aluminum sales and the costs of related curtailments in the Alumina and Chemicals segment, is not expected to be material.

        Significant changes in the demand for primary aluminum are not anticipated. Downward price pressure is expected in the near term based on recent LME price levels.

III. Flat-Rolled Products

                                                  Third quarter ended              Nine months ended
                                                     September 30                    September 30
                                                     ------------                    ------------
                                                2001            2000             2001            2000
                                               -------         -------          -------         -------
  Third-party aluminum shipments                   442             492            1,362           1,503

  Third-party sales                            $ 1,219         $ 1,361          $ 3,817         $ 4,159
  Intersegment sales                                20              29               51              71
                                               -------         -------          -------         -------
    Total sales                                $ 1,239         $ 1,390          $ 3,868         $ 4,230
                                               =======         =======          =======         =======

  After-tax operating income                   $    59         $    83          $   198         $   230
                                               =======         =======          =======         =======

        Third-party flat-rolled product sales decreased 10% in the 2001 third quarter and 8% in the 2001 nine-month period from the comparable 2000 periods. These decreases were driven by lower shipments of 10% quarter-over-quarter and 9% year-over-year due to continued weakness in the automotive, commercial transportation and distribution markets in North America and Europe.

        ATOI for the Flat-Rolled Products segment fell $24 in the 2001 third quarter and $32 in the 2001 nine-month period from the corresponding 2000 periods due to lower volumes in North America and Europe which were partly offset by a more profitable product mix for sheet and plate in the U.S. as well as cost reductions.

        Anticipated aerospace build rate reductions will impact this segment. Also, we expect seasonal decreases in demand in the beverage can business for the fourth quarter of 2001.

IV. Engineered Products

                                                  Third quarter ended               Nine months ended
                                                     September 30                     September 30
                                                     ------------                     ------------
                                                2001             2000            2001             2000
                                               -------         -------          -------         -------
  Third-party aluminum shipments                   232             258              728             806

  Third-party sales                            $ 1,514         $ 1,586          $ 4,689         $ 3,935
  Intersegment sales                                 9              18               26              46
                                               -------         -------          -------         -------
    Total sales                                $ 1,523         $ 1,604          $ 4,715         $ 3,981
                                               =======         =======          =======         =======

  After-tax operating income                   $    62         $    49          $   162         $   164
                                               =======         =======          =======         =======

        Engineered Products' third-party sales decreased 5% in the 2001 third quarter as increases in aerospace and industrial gas turbine sales were more than offset by decreases in automotive, commercial transportation and distribution volumes in North America. Third-party sales increased 19% in the 2001 nine-month period due to the acquisitions of Reynolds, Cordant and British Aluminium. Excluding these acquisitions, third-party sales decreased 12% year-to-year, reflecting the continuing weakness in the automotive, commercial transportation and distribution markets in North America and weakening market conditions in Europe.

        ATOI for the segment increased $13 for the 2001 third quarter, while remaining relatively flat for the nine-month period. The quarterly increase is due to higher revenues at Howmet which were aided by strong aerospace and industrial gas turbine markets as well as increased profitability in Europe due to improved mix and conversion cost reductions, partially offset by lower volumes in North America. For the nine-month period, ATOI remained relatively flat as volume declines were offset by the impact of acquisitions.

        Anticipated aerospace market declines will affect the demand for extrusions and engine spare parts. We expect automotive business slowdowns which will also impact the results of this segment.

V. Packaging and Consumer

                                                Third quarter ended                Nine months ended
                                                    September 30                     September 30
                                                    ------------                     ------------
                                                2001            2000             2001            2000
                                               -------         -------          -------         -------
  Third-party aluminum shipments                    33              37              116              71

  Third-party sales                            $   671         $   631          $ 2,018         $ 1,358

  After-tax operating income                   $    47         $    38          $   137         $    90

        Third-party sales for this segment for the 2001 third quarter and nine-month period were up 6% and 49%, respectively, compared to the corresponding 2000 periods. These increases were due primarily to the acquisitions of Reynolds and several smaller businesses. Excluding these acquisitions, third-party sales rose $8 versus the 2000 quarter and $38 versus the 2000 nine-month period, primarily due to increased closures sales.

        For this segment, ATOI rose $9 in the 2001 third quarter and $47 in the 2001 year-to-date period from the comparable 2000 periods. These increases were due to the acquisitions noted above, which contributed $4 to the quarter-over-quarter and $18 to the year-over-year ATOI, an increase in closure sales noted earlier, and increased profitability in Latin America.

        In the fourth quarter of 2001, we expect seasonal increases to be experienced in the packaging and consumer business along with some seasonal slowdown in the closures business.

VI. Other

                                                    Third quarter ended               Nine months ended
                                                       September 30                     September 30
                                                       ------------                     ------------
                                                   2001             2000            2001            2000 *
                                                  -------         -------          -------         -------
  Third-party aluminum shipments                       57              58              200             127

  Third-party sales                               $   845         $ 1,142          $ 2,916         $ 2,828

  After-tax operating income                      $     4         $    39          $    99         $   115

* Restated, see Note J to the financial statements

        Third-party sales for this group decreased 26% quarter-over-quarter and increased 3% year-over-year. The quarter-over-quarter decrease was due to the sale of Thiokol in the second quarter of 2001, as well as lower volumes and prices in the automotive, telecommunications and distribution businesses, somewhat offset by improved residential building product volumes. On a year-over-year basis, the increase in sales is attributed to the acquisitions of Reynolds' metal distribution business (RASCO) as well as several smaller acquisitions, and improved sales of residential building products, offset by volume and pricing declines within the distribution, telecommunications and automotive markets.

        ATOI for this group was down $35 and $16 in the 2001 third quarter and year-to-date periods. Impacting the third quarter ATOI were lower earnings from AFL due to weak automotive and telecommunications markets, the sale of Thiokol in the second quarter of 2001, as well as the sale of Alcoa's interest in a Latin American cable business that positively impacted the third quarter of 2000, partially offset by increased volume of residential building products. ATOI declined year-over-year as a result of decreased volume at AFL, which was partially offset by gains from the sales of Thiokol, Alcoa Proppants, Inc. and Alcoa's interest in a Latin American cable business as well as improved sales of building products.

        We expect continued reductions in telecommunications and automotive industries which will unfavorably impact this group. Seasonal slowdown in residential construction is anticipated, directly affecting our residential building products division in the fourth quarter of 2001.

Reconciliation of ATOI to Consolidated Net Income

        Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; the after-tax impact of interest income and expense at the statutory rate; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; special items; and other, which includes the impact of LIFO inventory accounting, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other non-operating items such as foreign exchange.

     Interest expense decreased $30 in the third quarter of 2001 versus 2000 due to lower interest rates and lower average debt levels. Minority interests decreased $39 quarter-over-quarter and $101 year-over-year primarily due to lower income at AFL, AWAC and Aluminio, as well as special charges of $34 recorded in the second quarter of 2001. Corporate expense decreased $21 in the third quarter of 2001 versus 2000 primarily due to a decrease in employee benefit costs. Special items of $148 (after-tax, before minority interests) were recorded in the 2001 nine-month period.

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

     Past accounting convention required that certain long positions be marked to market, which resulted in a year-to-date, after-tax credit to earnings of $2 at September 30, 2000. As a result of the change in accounting under SFAS No. 133, these contracts were re-designated as qualified fair value hedges on January 1, 2001. At September 30, 2001, contracts qualifying as fair value hedges totaled approximately 778,000 tons with a fair value loss of approximately $96.

     Alcoa may sell forward a portion of its forecasted primary aluminum and alumina production. In addition, Alcoa expects the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil and electricity for its operations. Alcoa enters into futures and options contracts to reduce volatility in the price of these commodities. At September 30, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges was a loss of approximately $32 (net of tax and minority interest). These contracts cover periods commensurate with known or expected exposures, generally within three years.

     The futures and options contracts used by Alcoa are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks.

Financial Risk

Currencies - Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. At September 30, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges was a loss of approximately $131 (net of tax and minority interest).

Interest Rates - Alcoa attempts to maintain a reasonable balance between fixed- and floating-rate debt and uses interest rate swaps to keep financing costs as low as possible. The company has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on its outstanding debt. At September 30, 2001, the fair value of the contracts recorded in other comprehensive income for these hedges was a loss of approximately $2 (net of tax and minority interest). In addition, the company has entered into pay floating, receive fixed interest rate swaps to hedge changes in the fair value of certain fixed-rate debt obligations.

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

     Alcoa continues to perform studies and investigations on the river, including ongoing pilot tests of sediment capping techniques and other remediation technologies. Alcoa submitted a draft Analysis of Alternatives report in December 1999 and, based on additional evaluations and information required by the EPA, a revised report is being prepared and is currently expected to be submitted by January 2002. Based on the 1999 report, the range of costs associated with the potential courses of remedial action is between zero and $53. Currently, no one of the alternatives is more likely to be selected than any other. During meetings through September 2001 the EPA has indicated to Alcoa that it believes additional remedial alternatives need to be included in the revised Analysis of Alternatives. Such additional remedies involve removal of more sediment than was included in the 1999 Analysis of Alternatives report. The cost of such potential additional remedial alternatives cannot be estimated at this time. The results of the pilot tests and the revised Analysis of Alternatives should provide additional information for the selection and approval of the appropriate remedial alternative.

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

          PT. COMFORT/LAVACA BAY. Since 1990, as previously reported, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Pt. Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List. The EPA is now evaluating the site and is expected to select a final remedy by the end of 2001. The probable and estimable costs are fully reserved.

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

          Alcoa's remediation reserve balance at September 30, 2001, was $454 (of which $75 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2001 third quarter were $23. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Liquidity and Capital Resources

Cash from Operations
Cash from operations for the 2001 year-to-date period totaled $1,728, compared with $1,908 in the 2000 period. The decrease of $180, or 9%, resulted primarily from lower earnings and changes in noncurrent assets and liabilities, primarily due to a decrease in accrued postretirement benefits.

Financing Activities
Financing activities used $3,005 of cash in the 2001 year-to-date period, compared with $1,669 provided for in the 2000 period. The increase in cash used was primarily due to debt repayments, net of refinancings, in the 2001 year-to-date period that were funded by the proceeds from the sales of operations to be divested from the Reynolds merger and the sale of Thiokol. Short-term borrowings and commercial paper decreased by $2,625 and $144, respectively, in the 2001 period, compared with increases of $1,856 and $849 in the 2000 period, respectively.

          The increase in cash used was also due to the repurchase of common stock, $1,338 in the 2001 nine-month period versus $730 in the 2000 period. Alcoa's stock repurchase authorization of 50 shares currently has 40.7 shares remaining.

          Dividends paid to shareholders were $390 in the 2001 year-to-date period, an increase of $80 over the 2000 period. The increase was due to a higher number of shares outstanding as well as an increase in Alcoa's total dividend, which was 45 cents in the 2001 period compared with 37.5 cents in the 2000 period.

Investing Activities
Investing activities provided $1,494 during the 2001 year-to-date period, compared with cash used of $3,523 in the 2000 period. The increase of $5,017 is partly due to dispositions of assets to be divested from the Reynolds merger as well as proceeds from the sale of Thiokol, which accounted for $2,404 of the change in the 2001 period. Additionally, cash paid for acquisitions in the 2001 year-to-date period was $126, while in the 2000 year-to-date period, cash paid for acquisitions was $2,745, primarily attributable to the acquisition of Cordant.


Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. Additionally, under the provisions of these standards, the unamortized balance of negative goodwill will be written off and recognized as a change in accounting principle. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. The company is currently evaluating the impact of SFAS No. 142 on the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by Alcoa beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by Alcoa beginning on January 1, 2002. Management is currently assessing the details of this standard and is preparing a plan of implementation.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As previously reported, on October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the company in the United States District Court for the Southern District of New York, naming as defendants the company, each member of Alcoa's Board of Directors, certain officers of the company and PricewaterhouseCoopers LLP, Alcoa's independent accountants. The shareholder did not make a demand on the company before filing this lawsuit. Under relevant law, this demand is required. The lawsuit alleged, among other things, that Alcoa's proxy statement dated March 8, 1999, contained materially false and misleading representations and omissions concerning the company's proposed Alcoa Stock Incentive Plan and that the shareholder approval of the plan, based upon these alleged representations and omissions, was defective. The plaintiff sought to invalidate the shareholder approval of the plan and enjoin its implementation. She also requested that Alcoa pay the costs and disbursements of the action, including the fees of her accountants, counsel and experts. On March 19, 2001, the court granted without prejudice the defendants' motion to dismiss the plaintiff's claims. On May 31, 2001, Ms. Shaev served an amended complaint making the same allegations as in the previous complaint but styling the complaint as a class action on behalf of shareholders. The company served a motion to dismiss on June 25, 2001. The issues have been briefed and argued. The parties are awaiting the court's decision.

As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette Operations to the civil division of the U.S Department of Justice (DOJ). The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. The parties have been able to reach settlement on this matter and are in the process of finalizing the terms and conditions of the settlement agreement. A consent decree is currently being circulated and it is anticipated this matter will be concluded in the next 60 days.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

12.   Computation of Ratio of Earnings to Fixed Charges
15.   Independent Accountants' letter regarding unaudited financial information

(b) Reports on Form 8-K. During the third quarter of 2001, Alcoa filed with the Securities and Exchange Commission a Form 8-K, dated August 21, 2001, reporting under Item 5 that Alcoa and BHP Billiton had announced that agreement had been reached regarding the merger of their North American metals distribution businesses.

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Alcoa Inc.



       October 23, 2001                       By /s/ RICHARD B. KELSON
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


       October 23, 2001                       By /s/ TIMOTHY S. MOCK
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