Form 10-K
period 2001-12-31
ALCOA INC
filed 2002-03-05
CIK 4281

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 2001
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___ .
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of January 22, 2002 there were 847,586,916 shares of common stock, par value $1.00, of the registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $27 billion.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's 2001 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated February 15, 2002 (Proxy Statement).

                               TABLE OF CONTENTS

                                                                            Page(s)
                                                                            -------
Part I
------
     Item 1.   Business....................................................  3-14
     Item 2.   Properties.................................................. 14-17
     Item 3.   Legal Proceedings........................................... 17-20
     Item 4.   Submission of Matters to a Vote of Security Holders......... 20
     Item 4A.  Executive Officers of the Registrant........................ 20-21

Part II
-------
     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................... 21
     Item 6.   Selected Financial Data..................................... 21
     Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................. 21
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.. 21
     Item 8.   Financial Statements and Supplementary Data................. 21
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................. 22

Part III
--------
     Item 10.  Directors and Executive Officers of the Registrant.......... 22
     Item 11.  Executive Compensation...................................... 22
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters............ 22
     Item 13.  Certain Relationships and Related Transactions.............. 22

Part IV
-------
     Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K....................................... 22-29

Signatures     ............................................................ 30

                      Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report. Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference of that specific disclosure into this Form 10-K.

                                  ALCOA INC.

Formed in 1888 under the laws of the Commonwealth of Pennsylvania, Alcoa Inc. (formerly Aluminum Company of America) has its registered office in Pittsburgh, Pennsylvania. In this report, unless the context otherwise requires, Alcoa or the "company" means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.


                                    PART I

Item 1. Business.

Overview
--------

Alcoa is the world's leading producer of primary aluminum, fabricated aluminum and alumina, and is active in all major aspects of the industry: technology, mining, refining, smelting, fabricating and recycling. Alcoa serves customers worldwide in the packaging, consumer, automotive, aerospace and other transportation, building and construction, industrial products and distribution markets. Related businesses include packaging machinery, precision castings, vinyl siding, plastic bottles and closures, fiber optic cables and electrical distribution systems for cars and trucks.

Alcoa's operations consist of five worldwide segments: Alumina and Chemicals, Primary Metals, Flat-Rolled Products, Engineered Products and Packaging and Consumer. Other Alcoa businesses that are not included in one of these five segments are reported as "Other."

Alcoa operates in 38 countries. While North America remains its largest market, the company has doubled its revenues in Europe over the past four years. Asia and Latin America present opportunities for substantial growth. Alcoa has been a component of the Dow Jones Industrial Average since 1959.

Description of the Business
---------------------------

Information describing Alcoa's businesses can be found in the Annual Report at the indicated pages:

Item                                                                       Page(s)
Discussion of Recent Business Developments:
    Letter to Shareholders.................................................   1-4*
    News Briefs 2001--Alliances, Acquisitions and Divestitures............. 18-20*
    Notes to Consolidated Financial Statements
        Note C. Acquisitions and Divestitures.............................. 51-52

Segment Reviews:
Business Descriptions, Principal Products, Principal Markets,
Methods of Distribution, Seasonality and Dependence Upon Customers:
    Alumina and Chemicals.................................................. 36-37*
    Primary Metals......................................................... 37*
    Flat-Rolled Products................................................... 37*
    Engineered Products.................................................... 38*
    Packaging and Consumer................................................. 38*
    Other.................................................................. 38-39*
Financial Information about Segments and Financial Information about
 Geographic Areas:
    Note L. Segment and Geographic Area Information........................ 54-55

*Excluding captions, charts, diagrams and related notes.

Structure of Certain Operations
-------------------------------

The company's Alumina and Chemicals segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals
(AWAC). Generally, Alcoa owns 60% and WMC Limited (WMC), an Australian mining and minerals processing company, owns 40% of these entities. The one exception to that general structure is Alcoa of Australia Limited (AofA), where WMC owns 39.25% with QBE holding the remaining 0.75%. For more information on AWAC, see Exhibit Nos. 10(a) through 10(e) to this report.

Alcoa owns 59.1% of Alcoa Aluminio S.A. (Aluminio), an integrated aluminum producer in Brazil. Aluminio operates mining, refining, smelting and fabricated products facilities at various locations in Brazil. The remaining 40.9% of Aluminio is principally held through direct and indirect ownership by companies controlled by the Camargo Correa Group, a leading contractor and industrial conglomerate in Brazil.

Bauxite Interests
-----------------

Aluminum is one of the most plentiful metals in the earth's crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from reserves held by AWAC, from the company's interests in Brazil, from related third parties under long-term contracts and from unrelated third parties under short-term contracts. In 2001, Alcoa consumed 30.8 million metric tons (mt) of bauxite from its own reserves, 4.2 million mt from related third parties and 2.1 million mt from unrelated third parties. Alcoa's present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company's bauxite interests:

Alcoa Active/1/ Bauxite Interests

                                                        Holder of Mining Rights                Expiration Date
   Country               Project                                (% Held)                       of Mining Rights
---------------------------------------------------------------------------------------------------------------
Australia      Darling Range Mines            AofA (100%)                                          2044
---------------------------------------------------------------------------------------------------------------
Brazil         Pocos de Caldas                Aluminio (100%)                                      2017/2/
---------------------------------------------------------------------------------------------------------------
Guinea         Boke                           Compagnie des Bauxites de Guinea (CBG)/3/ (100%)     2038/4/
---------------------------------------------------------------------------------------------------------------
Jamaica        Clarendon/Manchester Plateau   Alcoa Minerals of Jamaica, L.L.C./5/ (50%)           2028
                                              Clarendon Alumina Production Ltd./6/ (50%)
---------------------------------------------------------------------------------------------------------------
Suriname       Lelydorp                       BHP Billiton (76%)                                   2032/7/
                                              Suralco/5/ (24%)
---------------------------------------------------------------------------------------------------------------
               Moengo                         Suralco (100%)                                       2032/7/
---------------------------------------------------------------------------------------------------------------

/1/ Alcoa also has interests at the following locations that are bauxite reserves or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau (Australia), Juruti (Brazil), and Kaimangrasi, Klaverblad and Nassau (Suriname). Aluminio holds an 8.6% interest, Abalco S.A. (Abalco) (part of AWAC) holds a 4.6% interest and Alcoa holds a 5% interest in Mineracao Rio do Norte S.A. (MRN), a mining company jointly owned with affiliates of Alcan, Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, BHP Billiton and Norsk Hydro. MRN owns the Trombetas bauxite-mining project in Brazil. Aluminio and Abalco purchase bauxite from MRN under long-term supply contracts. Alcoa has agreed to purchase bauxite from the Trombetas project through 2019. In 2001, Alcoa sold its 50% interest in a bauxite-mining project called Aroaima Bauxite Company Ltd. in the Berbice region of Guyana to the Guyanan government.

/2/Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the complete exhaustion of the deposit. Based on proven bauxite reserves and the anticipated needs of the Pocos alumina refinery, Aluminio estimates that bauxite will last until 2017.

/3/Alcoa owns a 43% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea.

/4/Alcoa has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.

/5/This Alcoa entity is part of AWAC and therefore is owned 60% by Alcoa and 40% by WMC.

/6/Clarendon Alumina Production Ltd. is a wholly owned subsidiary of the Government of Jamaica.

/7/Proven bauxite reserves are expected to last at least through 2023.

Alumina Refining Facilities and Capacity
----------------------------------------

Alcoa is the world's leading producer of alumina. Alcoa's alumina refining facilities and its worldwide alumina capacity are shown in the following table:

                                                 Alumina Refining Capacity
                                                                                                                 Alcoa
                                                                                               Nameplate      Consolidated
                                                               Owners                         Capacity/1/     Capacity/2/
Country                 Facility                          (% of Ownership)                    (000 MTPY)      (000 MTPY)
-----------------------------------------------------------------------------------------------------------------------------
Australia        Kwinana                AofA (100%)                                               2,000            2,000
-----------------------------------------------------------------------------------------------------------------------------
                 Pinjarra               AofA (100%)                                               3,400            3,400
-----------------------------------------------------------------------------------------------------------------------------
                 Wagerup                AofA (100%)                                               2,300            2,300
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Brazil           Pocos de Caldas        Aluminio (100%)                                             300              300
-----------------------------------------------------------------------------------------------------------------------------
                                        Abalco S.A./3/ (18.9%)
                                        Alcan/4/ (10%)
                                        Aluminio (35.1%)
                 Alumar                 BHP Billiton/4/ (36%)                                     1,330              718
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                       Alcoa Minerals of Jamaica, L.L.C./3/ (50%)
Jamaica          Jamalco               Clarendon Alumina Production Ltd./5/ (50%)                 1,000              500
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Spain            San Ciprian            Alumina Espanola, S.A./3/ (100%)                          1,330            1,330
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                        BHP Billiton/4/ (45%)
Suriname         Suralco                Suralco Aluminum Company, L.L.C./3/ (55%)                 1,900            1,045
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
U.S.             Point Comfort, Tex.    Alcoa World Alumina, L.L.C/3/ (100%)                      2,305/6/         2,305/6/
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                            15,865           13,898
-----------------------------------------------------------------------------------------------------------------------------

/1/Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

/2/The figures in this column reflect Alcoa's share of production from these facilities. For sites owned by AWAC entities and Aluminio, Alcoa takes 100% of the production from these facilities.

/3/This entity is part of AWAC and therefore is owned 60% by Alcoa and 40% by WMC (or an affiliate).

/4/The named company or an affiliate holds this interest.

/5/Clarendon Alumina Production Ltd. is a wholly owned subsidiary of the Government of Jamaica.

/6/In 2001, Alcoa announced that it was reducing the operating rate at Point Comfort to between 1.6 -1.9 million mt per year (mtpy).

Primary Aluminum Facilities and Capacity
----------------------------------------

The company's primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

                                                                                                                    Alcoa
                                                                                                Nameplate       Consolidated
                                                                  Owners                        Capacity/1/      Capacity/2/
Country                   Facility                           (% of Ownership)                   (000 MTPY)       (000 MTPY)
-------------------------------------------------------------------------------------------------------------------------------
Australia       Point Henry                   AofA (100%)                                          185              185
-------------------------------------------------------------------------------------------------------------------------------
                Portland                      AofA (55%)
                                              CITIC (22.5%)
                                              Marubeni (22.5%)                                     345              190
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Brazil          Pocos de Caldas               Aluminio (100%)                                       93               93
-------------------------------------------------------------------------------------------------------------------------------
                Sao Luis (Alumar)             Aluminio (53.66%)
                                              BHP Billiton (46.34%)                                370              199
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Canada          Baie-Comeau, Que.             Alcoa (100%)                                         420              420
-------------------------------------------------------------------------------------------------------------------------------
                Becancour, Que.               Alcoa (74.95%)
                                              Aluminium Pechiney (25.05%)                          390              292
-------------------------------------------------------------------------------------------------------------------------------
                Deschambault, Que.            Alcoa (100%)                                         240              240
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Italy           Fusina                        Alcoa (100%)                                          44               44
-------------------------------------------------------------------------------------------------------------------------------
                Portovesme                    Alcoa (100%)                                         146              146
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Spain           Aviles                        Alcoa (100%)                                          83               83
-------------------------------------------------------------------------------------------------------------------------------
                La Coruna                     Alcoa (100%)                                          81               81
-------------------------------------------------------------------------------------------------------------------------------
                San Ciprian                   Alcoa (100%)                                         196              196
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
U.S.            Evansville, Ind. (Warrick)/3/ Alcoa (100%)                                         309              309
-------------------------------------------------------------------------------------------------------------------------------
                Frederick, Md. (Eastalco)     Alcoa (61%)
                                              Mitsui & Co. Ltd. (39%)                              192              117
-------------------------------------------------------------------------------------------------------------------------------
                Badin, N.C.                   Alcoa (100%)                                         120              120
-------------------------------------------------------------------------------------------------------------------------------
                Massena, N.Y.                 Alcoa (100%)                                         130              130
-------------------------------------------------------------------------------------------------------------------------------
                St. Lawrence, N.Y.            Alcoa (100%)                                         125              125
-------------------------------------------------------------------------------------------------------------------------------
                Troutdale, Ore./4/            Alcoa (100%)                                         121              121
-------------------------------------------------------------------------------------------------------------------------------
                Mount Holly, S.C.             Alcoa (50.33%)
                                              Century Aluminum Company (49.67%)                    212              107
-------------------------------------------------------------------------------------------------------------------------------
                Alcoa, Tenn.                  Alcoa (100%)                                         210              210
-------------------------------------------------------------------------------------------------------------------------------
                Rockdale, Tex.                Alcoa (100%)                                         340              340
-------------------------------------------------------------------------------------------------------------------------------
                Ferndale, Wash. (Intalco)     Alcoa (61%)
                                              Mitsui & Co. Ltd. (39%)                              278              170
-------------------------------------------------------------------------------------------------------------------------------
                Wenatchee, Wash.              Alcoa (100%)                                         227              227
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                            4,857             4,145
-------------------------------------------------------------------------------------------------------------------------------

/1/Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

/2/The figures in this column include the minority interests in facilities owned by AofA and Aluminio. Alcoa takes 100% of the production from these facilities.

/3/In December 2001, the Warrick smelter lost approximately two-thirds of its capacity due to the failure of the on-site generating station. The company expects that capacity will be fully restored by the end of the second quarter of 2002.

/4/In 2000, Alcoa curtailed all production at the Troutdale, Oregon smelter.

Alcoa owns interests in the following primary aluminum facilities that are accounted for on the equity or cost basis method. The capacity associated with these facilities is not included in Alcoa's consolidated capacity.

                                                                                                                Nameplate
                                                                        Owners                                  Capacity+
 Country                  Facility                                 (% of Ownership)                            (000 MTPY)
-----------------------------------------------------------------------------------------------------------------------------
Germany            Hamburg                  Alcoa (33.33%)
                                            Austria Metall AG (33.33%)
                                            VAW AG (33.33%)                                                        120
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Ghana              Tema                     Alcoa (10%)
                                            Kaiser (90%)                                                           200
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Nigeria            Alscon++                 Alcoa (10%)
                                            Federal Government of Nigeria (70%)
                                            Ferrostaal AG (20%)                                                     97
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Norway             Lista                    Alcoa (50%)
                                            Elkem A/S (50%)                                                         90
-----------------------------------------------------------------------------------------------------------------------------
                   Mosjoen                  Alcoa (50%)
                                            Elkem A/S (50%)                                                        120
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Venezuela          Alcasa                   Alcoa (7.31%)
                                            CVG and Japanese Interests (92.69%)                                    210
-----------------------------------------------------------------------------------------------------------------------------

+Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

++Alcoa is entitled to purchase all but 40,000 mt of the production of the Alscon smelter. Only about one-half of the smelter has been built and only about one-half of the completed portions have been operated. The smelter has been idled since mid-1999. Alcoa is negotiating with the shareholders of Alscon for an amicable disengagement from the Alscon project.

Production at primary aluminum smelters in the Northwest U.S. and in Brazil was curtailed in 2001 due to energy shortages or the unavailability of energy at competitive prices. Recently, the smelters in Brazil have restarted some of the previously curtailed production. Alcoa currently has approximately 634,500 mtpy of idled smelting capacity out of a worldwide consolidated primary aluminum capacity of 4,145,000 mtpy.

Energy
------

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the company's primary aluminum costs. Alcoa generates approximately 25% of the power used at its smelters worldwide, and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and material long-term power arrangements for Alcoa's smelters.

         North America - Electricity

For its 14 North American smelters, the company (largely through its wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI)) generates approximately 25% of the power requirements, and generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects consisting of eight dams under Federal Energy Regulatory Commission licenses, which are up for renewal in 2005 and 2008.

In the Pacific Northwest, Alcoa obtains approximately 10% of the self-generated power from its entitlement through 2011 to a fixed percentage of the output from Chelan County Public Utility District's

Rocky Reach hydroelectric power facility located in the State of Washington for use in Alcoa's Wenatchee smelter. In addition, Alcoa has a contract through 2006 with the Bonneville Power Administration (BPA) that serves part of the Wenatchee smelter, as well as the Intalco and Troutdale smelters. Several contractual provisions allow power supply restrictions when power is in short supply.

The company generates substantially all of the power used at its Warrick smelter using nearby coal reserves. A 1996 coal supply contract satisfies 40% of the smelter's fuel requirements through 2006. Short-term contracts of less than two years satisfy the remainder of the fuel requirements. In April 2001, under the terms of an operating agreement, the company assumed operation of the power plants that supply the Warrick smelter from Southern Indiana Gas & Electric Company until at least 2008.

The Rockdale smelter uses lignite supplied by the company's Sandow Mine to generate power. The company has applied for permits to open a new lignite mine, the Three Oaks Mine, on land it owns or controls adjacent to its existing Sandow Mine. Company-owned generating units supply about one-half of the total requirements of the smelter. Texas Utilities Company supplies the balance through a long-term power contract expiring in 2013.

APGI facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter also purchases firm and interruptible power from the Tennessee Valley Authority under a contract that extends to 2010. APGI entered into a long-term arrangement with Aquila Energy Marketing Corporation (Aquila), which expires in mid-2005. Under the terms of the agreement, APGI sells to Aquila all of the capacity and energy produced at its hydroelectric units near Badin and Aquila supplies all of the power requirements of the Badin smelter.

In the Northeast, the purchased power (primarily hydroelectric) contracts for the Massena and St. Lawrence, New York smelters expire not earlier than 2003, and will be extended for an additional 10 years upon the successful relicensing by the New York Power Authority of one of its hydroelectric projects. The company, however, may terminate either of these contracts with one year's notice.

The Lauralco and Becancour smelters located in Quebec purchase electricity under long-term contracts with Hydro-Quebec which expire in 2014, subject to certain extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 60% of its power needs under a long-term contract with Hydro-Quebec which expires in 2014 and receives a portion of its power needs from a 40%-owned hydroelectric generating company, Manicouagan Power Company.

The Eastalco smelter located in Frederick, Maryland and the Mt. Holly smelter in South Carolina purchase electricity under long-term contracts that expire in 2003 and 2005, respectively, subject to certain extension provisions.

     Australia - Electricity

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by AofA, and that power currently provides approximately 40% of the electricity for the company's smelter in Point Henry, Victoria. The State Electricity Commission of Victoria, under contracts with AofA, provides the remaining power for this smelter and all power for the Portland smelter.

     Brazil - Electricity

The Alumar smelter has an agreement through 2004 to purchase electric power from Central Eletricas do Norte, the government controlled electric utility.

Aluminio has a purchase agreement with Central Eletricas de Minas Gerais S.A. (CEMIG) through September 2002 to supply energy to the Pocos de Caldas smelter. It will purchase power for the smelter from Brazilian sources after the expiration of the CEMIG contract.

Aluminio participates in a consortium that has recently completed the construction of the Machadinho hydroelectric power plant in southern Brazil. Aluminio will receive a share of the output of the plant, which has begun operations in 2002. At full operation, Aluminio expects its share to be sufficient to supply approximately one-half of the power requirements for the Pocos de Caldas smelter.

In 2001, Aluminio entered into agreements to participate in four additional hydroelectric construction projects in Brazil that are scheduled to be completed at various dates ranging from 2005 to 2008. Aluminio's share of the output from the hydroelectric facilities, when completed, ranges from 20% to 39.5%. Total costs for all four projects are estimated at $1.4 billion, with Aluminio's share of total project costs totaling approximately 30%. The plans for financing these projects have not yet been finalized. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress. At December 31, 2001, Aluminio had provided $13 million of guarantees on two of the hydroelectric construction projects in the form of performance bonds.

     Europe - Electricity

The company purchases electricity for its Portovesme, Italy and Fusina, Italy smelters from ENEL, Italy's state-owned utility, under contracts expiring in 2005.

The company's smelters at San Ciprian, La Coruna and Aviles, Spain purchase electricity from the government-controlled power grid at the lowest applicable industrial tariff rate under contracts expiring in 2013.

     Minority Interests - Electricity

The smelters in Germany, Ghana, Nigeria, Norway and Venezuela, in which Alcoa has only an equity stake and is not the operational manager, have made a variety of long-term electricity purchase arrangements, under the managing partner or entity. These contracts are up for renewal at various times, the majority of them in the period from 2011 to 2020.

     Canada & U.S. - Natural Gas

The company generally procures natural gas on a competitively bid basis from a variety of sources including producers in the gas production areas and independent gas marketers. For Alcoa's larger consuming locations in Canada and the U.S., the gas commodity as well as interstate pipeline transportation is procured to provide increased flexibility and reliability. Contract pricing for gas is typically based on a published industry index or NYMEX price.

Sources and Availability of Raw Materials
-----------------------------------------

The major purchased raw materials in 2001 for each of the company's segments are listed below.

Alumina & Chemicals                           Primary Metals
-------------------                           --------------

bauxite                                       alumina
electricity                                   calcined petroleum coke
natural gas                                   liquid pitch
caustic soda                                  aluminum fluoride
silicon carbide                               electricity
calcined petroleum coke                       natural gas
                                              cathode blocks

Flat-Rolled Products                          Engineered Products
--------------------                          -------------------

primary aluminum (rolling ingot)              primary aluminum (billet)
commercial metals                             electricity
used beverage cans                            natural gas
aluminum scrap                                nickel
electricity                                   cobalt
natural gas                                   titanium
coatings
alloying materials

Packaging & Consumer                          Other
--------------------                          -----

aluminum                                      copper
natural gas                                   polyvinyl chloride compound
polypropylene                                 fiber
polyvinyl chloride                            aluminum tape
polyethylene

Other materials generally are purchased from third party suppliers under competitively priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Joint Ventures and Investments
------------------------------

The company's principal alliances and joint ventures are included in its "upstream" operating segments (alumina and chemicals and primary metals) as shown in the tables above relating to those segments.

Alcoa's other significant joint ventures and investments are as follows:

Alcoa Fujikura Ltd. Alcoa Fujikura Ltd. (AFL) is owned 51% by Alcoa and 49% by Fujikura International. AFL produces and markets electronic and electrical distribution systems for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL subsidiaries provide EF&I (engineer, furnish and install) services to the telecom and CATV industries.

Alcoa Kobe Transportation Products, Inc. and Kobe Alcoa Transportation Products Ltd. These joint ventures are owned 50% by Alcoa and 50% by Kobe Steel, Ltd.
(Kobe). The focus of these ventures, consisting of one company in the U.S. and one in Japan, is to expand the use of aluminum sheet products in passenger cars and light trucks. As a result of a restructuring of the venture in January 2000, the U.S. company will focus on research and development efforts, while the Japanese company will continue to engage in commercial (manufacturing, marketing and sales) as well as research and development efforts, to serve the transportation industry.

Alcoa (Shanghai) Aluminum Products Company Limited. Alcoa (Shanghai) Aluminum Products Company Limited is owned 60% by Alcoa and 40% by Shanghai Light Industry Equipment (Group) Co., Ltd. It produces aluminum foil products in Shanghai, China.

Bohai Aluminum Industries Ltd. This venture is owned 32.48% by Alcoa, 37.36% by Shortridge Ltd. and 30.16% by China International Trust & Investment Corporation. The venture produces aluminum foil and aluminum extrusions in Qinghuangdao, China.

Chalco. A joint venture to be formed by Alcoa and Aluminum Corporation of China Limited (Chalco) will be owned 50% by Alcoa and 50% by Chalco. In November 2001, Alcoa entered into a strategic alliance with Chalco. Under this alliance, the parties will form the joint venture at Chalco's facility at Pingguo, which is one of the most efficient alumina and aluminum production facilities in China. Alcoa will transfer management, operational and technical expertise, and best practices to Chalco. As part of the alliance, Alcoa has become a strategic investor in Chalco's global offering and listing on the New York Stock Exchange and The Stock Exchange of Hong Kong. Alcoa's investment is 8% of the outstanding shares. In connection with its investment, Alcoa is entitled to one seat on Chalco's board of directors. Aluminum Corporation of China, or Chinalco, the parent company of Chalco, will remain the largest shareholder in Chalco.

Elkem Aluminium ANS. This Norwegian partnership is owned 50% by Alcoa and 50% by Elkem ASA, with Elkem as managing partner. The partnership is the second largest aluminum producer in Norway and operates two plants: Mosjoen and Lista. These facilities supply extrusion billets, rolling ingots and foundry ingots to leading rolling mills, extrusion plants and foundries in Europe.

Integris Metals, Inc. Integris Metals, Inc. is owned 50% by Alcoa and 50% by BHP Billiton. In November 2001, Alcoa and BHP Billiton merged Alcoa's metals distribution business, Reynolds Aluminum Supply Company (RASCO), and BHP Billiton Group's North American metals distribution business, Vincent Metal Goods in the U.S. and Atlas Ideal Metals in Canada. Integris Metals serves markets such as transportation, general manufacturing, machinery and equipment and building and construction. The company provides aluminum, stainless steel, carbon steel, copper, brass and nickel in a variety of forms and it offers a full range of processing services.

Kaal Australia Pty. Ltd. Kaal Australia Pty. Ltd. is owned 50% by Alcoa and 50% by Kobe. It owns and operates rolling mills at Point Henry and Yennora, Australia. These mills produce rigid container sheet (RCS) for the Australian and Asian markets and general sheet and foil for the Australian market. AofA supplies Kaal Australia's Point Henry rolling mill with molten aluminum.

KSL Alcoa Aluminum Company, Ltd. This joint venture is owned 50% by Alcoa and 50% by Kobe. It produces RCS for markets in Japan and other Asian countries. In connection with this venture, Alcoa has a long-term contract to supply metal to Kobe.

Latas de Aluminio, S. A. Latas de Aluminio, S.A. (Latasa) is owned 37% by Alcoa, 39% by Bradesco Seguros, S.A., 12% by J. P. Morgan International Capital Corporation, and 12% by others. Latasa, which is managed by Alcoa, manufactures and recycles aluminum beverage cans in Brazil and owns subsidiaries in other South American countries that also manufacture and recycle aluminum beverage cans.

Shibazaki Seisakusho Limited. Shibazaki Seisakusho Limited is owned 50.5% by Alcoa, 20.3% by Furukawa Electric Co., Ltd. and the remainder by the public and the Shibazaki family. Shibazaki manufactures and markets plastic and aluminum closures and packaging equipment in Japan.

Yunnan Aluminum Processing Factory. This joint venture is owned 56% by Alcoa and 44% by Yunnan Aluminum Processing Factory. It produces aluminum foil products in Kunming, China.

Patents and Trademarks
----------------------

The company believes that its domestic and international patent and trademark assets provide it with a significant competitive advantage. The company's rights under its patents, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each business segment. The patents owned by Alcoa generally concern particular products or manufacturing techniques. Alcoa's business is not, however, materially dependent on patents, and no individual patent is of material importance to any segment.

The company has a number of domestic and international registered trademarks that have significant recognition at the consumer level, and others that have significant recognition within the markets that are served. Examples include Alcoa and the Alcoa Symbol for aluminum products, Howmet metal castings, Huck fasteners, Kawneer building panels, Presto storage bags, Cut-Rite wax paper, Reynolds plastic wrap and Reynolds Wrap aluminum foil. The company's rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions
----------------------

Alcoa is the world's leading producer of alumina, primary aluminum and fabricated aluminum. Alcoa is subject to highly competitive conditions in all aspects of its aluminum and non-aluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa's markets. Where aluminum products compete with other materials -- such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; steel, plastics and glass for packaging applications; and wood and vinyl for building and construction applications -- aluminum's diverse characteristics, particularly its light weight, recyclability and flexibility, are also significant factors. For the Packaging and Consumer Products segment, which markets products under Alcoa's brand names, brand recognition and brand loyalty also play a role.

Research and Development
------------------------

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its businesses and at the Alcoa Technical Center near Pittsburgh. Expenditures for R&D activities were $203 million in 2001, $194 million in 2000 and $128 million in 1999.

Each of the major process and product areas within the company has a Technology Management Review Board (TMRB) consisting of members from various worldwide locations. Each TMRB is responsible for formulating and communicating a technology strategy for the corresponding product and process area, developing and managing the technology portfolio and ensuring the global transfer of technology.

During 2001 the company continued work on new developments in inert anode technology and the pursuit of patent protection in jurisdictions throughout the world related to these advanced smelting technologies. The company completed a test of the technology in a single pot, and plans to further test the technology in a complete potline in an existing commercial facility. Also during 2001 the company developed improved fabricating techniques for inert anode assemblies and enhanced fabricating capacity consistent with the planned requirements for testing during 2002. If the technology proves to be commercially feasible, the company believes that it will be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use.

Environmental Matters
---------------------

Information relating to environmental matters is included in four areas of the Annual Report: under Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Environmental Matters" on pages 40 and 41 and under the heading "Liquidity and Capital Resources--Investing Activities" on page 42, in Note A to the financial statements under the caption "Environmental Expenditures" on page 49 and in Note T to the financial statements on pages 60-61.

Employees
---------

Total worldwide employment at year-end 2001 was 129,000 people.

On October 12, 2001, the United Steelworkers of America ratified a new five-year labor agreement that covers 19 locations in the United States and about 12,000 employees. The contract is effective from June 1, 2001 through May 31, 2006.

During 2001, Alcoa announced work force reductions primarily in North America and Europe of 10,400 employees. The company expects these reductions to be completed by the end of 2002.


Cautionary Statements under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Forward-Looking Statements

This report contains (and oral communications made by Alcoa may contain) forward-looking statements which may be identified by their use of words like "plans," "expects," "anticipates," "intends," "estimates," "forecasts," "will," "outlook" or other words of similar meaning. All statements that address Alcoa's expectations or projections about the future, including statements about Alcoa's strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Alcoa's estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. Alcoa cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Risk Factors

In addition to the factors discussed elsewhere in this report and in Management's Discussion and Analysis in the Annual Report, the following are some of the important factors that could cause Alcoa's actual results to differ materially from those projected in any forward-looking statements:

     . Alcoa is a leading global producer of alumina, aluminum ingot and aluminum fabricated products. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Although Alcoa uses contractual arrangements with customers, as well as forward, futures and options contracts, to manage its exposure to the volatility of London Metal Exchange-based prices, and is product and segment diversified, Alcoa's results of operations could be affected by material adverse changes in economic or aluminum industry conditions generally or in the markets served by Alcoa, including the transportation, building, construction, distribution and packaging markets.

     . Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa's results of operations:

          .    significant increases in electricity costs rendering smelter operations uneconomic;
          .    the unavailability of electrical power due to droughts; or
          .    interruptions in energy supply due to equipment failure or other causes.

     . Alcoa's ability to grow earnings will be affected by increases in the cost of raw materials, including caustic soda, calcined petroleum coke and resins, in addition to energy. Alcoa may not be able to offset fully the effects of higher raw material costs through price increases or productivity improvements.

     . As part of its strategy for growth, Alcoa has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to Alcoa.

     . Alcoa has investments and activities in numerous countries outside the U.S. and in emerging markets, including China, Brazil, India, Korea and Mexico. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa's results of operations. In addition, economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries could affect Alcoa's revenues, expenses and results of operations.

     . The markets for most aluminum products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Alcoa's key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for certain fabricated aluminum products, such as can sheet, or other developments by or affecting Alcoa's competitors or customers could affect Alcoa's results of operations.

     . A significant downturn in the business or financial condition of a key customer or customers supplied by Alcoa could affect Alcoa's results of operations in a particular period.

     . Alcoa has undertaken and may continue to undertake productivity and cost-reduction initiatives to improve performance, including deployment of company wide business process models, such as the Alcoa Business System and the Alcoa Enterprise Business Solution, an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software. There can be no assurance that these initiatives will be completed or beneficial to Alcoa or that any estimated cost savings from such activities will be realized.

     . Alcoa is working on new developments in advanced smelting process technologies, including inert anode technology. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

     . Alcoa's operations worldwide are subject to numerous complex and increasingly stringent environmental laws and regulations. The costs of complying with such environmental laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Alcoa's results of operations or liquidity in a particular period could be affected by certain environmental matters, including remediation costs and damages related to several sites.

     . Alcoa's results of operations or liquidity in a particular period could be affected by significant legal proceedings or investigations adverse to Alcoa, including product liability, safety and health and other claims.

The above list of important factors is not inclusive or necessarily in order of importance.

Item 2.   Properties.

          Alcoa has facilities under the following segments and in the following geographic areas:

ALUMINA AND CHEMICALS

         Bauxite:  See the chart in the Bauxite Interests section on page 4.
         -------

         Alumina: See the chart in the Alumina Refining Facilities and Capacity
         -------
section on page 5.

         Alumina Chemicals:         United States:   7 locations in 6 states
         -----------------          Europe:          3 locations in 3 countries
                                    South America:   2 locations
                                    Asia:            3 locations in 2 countries
                                    Australia:       2 locations

PRIMARY METALS

         See the chart in the Primary Aluminum Facilities and Capacity section on page 6.

FLAT-ROLLED PRODUCTS

         Sheet and Plate:           United States:   11 locations in 10 states
         ---------------            Europe:          10 locations in 7 countries
                                    South America:   1 location
                                    Asia:            1 location
                                    Australia:       2 locations

         Foil Products:             United States:   4 locations in 3 states
         -------------              Europe:          2 locations
                                    South America:   1 location
                                    Asia:            2 locations
                                    Australia:       1 location

         Can Reclamation:           United States:   1 location
         ---------------            Europe:          1 location
                                    South America:   1 location
                                    Australia:       1 location

ENGINEERED PRODUCTS

         Aerospace:                 United States:   21 locations in 14 states
         ---------                  Canada:          2 locations in 2 provinces
                                    Europe:          9 locations in 3 countries
                                    Asia:            1 location

         Auto Components:           United States:   6 locations in 5 states
         ---------------            Canada:          1 location
                                    Europe:          6 locations in 4 countries
                                    South America:   3 locations in 2 countries

         Architectural Extrusions:  United States:   12 locations in 10 states
         ------------------------   Canada:          2 locations in 2 provinces
                                    Europe:          11 locations in 6 countries
                                    South America:   8 locations in 3 countries

         Castings:                  United States:   17 locations in 12 states
         --------                   Canada:          3 locations in 2 provinces
                                    Europe:          10 locations in 6 countries
                                    South America:   1 location
                                    Asia:            1 location

         Extrusion, Tube:           United States:   16 locations in 15 states
         ---------------            Europe:          18 locations in 6 countries
                                    South America:   9 locations in 4 countries

         Fasteners:                 United States:   14 locations in 10 states
         ---------                  Europe:          2 locations
                                    Australia:       1 location

PACKAGING AND CONSUMER

         Consumer Products:         United States:   7 locations in 5 states
         -----------------          Europe:          3 locations
                                    South America:   1 location

         Flexible Packaging:        United States:   8 locations in 4 states
         ------------------         Europe:          1 location

         Closures, Machinery:       United States:   8 locations in 7 states
         -------------------        Europe:          7 locations in 6 countries
                                    South America:   9 locations in 6 countries
                                    Mexico:          2 locations
                                    Asia:            6 locations in 6 countries

         Graphics:                  United States:   20 locations in 15 states
         --------                   Canada:          3 locations in 1 province
                                    Mexico:          1 location

         Foodservice Packaging:     United States:   7 locations in 6 states
         ---------------------      Canada:          1 location
                                    South America:   1 location

OTHER

         AFL
         ---
               Automotive:          United States:   6 locations in 4 states
               ----------           Canada:          1 location
                                    Europe:          9 locations in 7 countries
                                    Mexico:          6 locations
                                    South America:   2 locations in 2 countries

               Telecommunications:  United States:   14 locations in 13 states
               ------------------   Europe:          1 location
                                    Mexico:          1 location

         Auto Engineering:          United States:   8 locations in 5 states
         ----------------           Europe:          2 locations

         Building Products:         United States:   5 locations in 5 states
         -----------------

         Other:                     United States:   24 locations in 15 states
         -----                      Canada:          1 location
                                    Europe:          4 locations in 2 countries
                                    South America:   18 locations in 6 countries
                                    Australia:       1 location

Alcoa's corporate center is located at 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858. Alcoa's global office is located at 390 Park Avenue, New York, New York 10022-4608.

Alcoa does lease some of its facilities; however, it is the opinion of management that the leases do not affect the continued use of the properties nor their values. AFL and Southern Graphic Systems, Inc. lease most of their facilities.

Alcoa believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Alcoa has been made for the purpose of this report, the company knows of no material defects in title to any such properties. See Notes A, E and Q to the financial statements for information on properties, plants and equipment and lease expense.

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

Since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa's Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In the fourth quarter of 1999, Alcoa submitted an Analysis of Alternatives Report to the EPA. This Report identified potential courses of remedial action related to the PCB contamination of the river. The EPA indicated to Alcoa that it believed additional remedial alternatives needed to be included in the Analysis of Alternatives Report. During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. In February 2002, Alcoa submitted a revised draft Analysis of Alternatives Report based on these additional evaluations and included additional remedial alternatives required by the EPA. The additional alternatives required by the EPA involve removal of more sediment than was included in the 1999 Analysis of Alternatives Report. The range of costs associated with the remedial alternatives evaluated in the 2002 Report is between $2 million and $525 million. Alcoa believes that several of those alternatives, involving the largest amounts of sediment removal, should not be selected for the Grasse River remedy. Alcoa believes the alternatives that should be selected are those ranging from monitored natural recovery ($2 million) to a combination of moderate dredging and capping ($90 million). A reserve of $2 million has been recorded for any potential losses, as no one of the alternatives is more likely to be selected than any other.

Representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa and Reynolds may be liable for loss or damage to such resources under federal and state law based on Alcoa's and Reynolds' operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company continues to actively investigate these claims.

Since 1990 Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List, and Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA docket no. 6-11-94, concerning the site. The administrative order required the company to conduct a remedial investigation and feasibility study under EPA oversight. Following submission by the company of all required information, in December 2001, the EPA issued its Record of Decision (ROD) for the site. That ROD selected the final remedial approach for the site. The cost of such remedy is fully reserved. The company is negotiating a Consent Decree with the United States under which it will undertake to implement the remedy. The company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for Lavaca Bay. The cost of such restoration is reserved and Alcoa anticipates negotiating a Consent Decree with the trustees under which it will implement the restoration.

In October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette, Indiana operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations relate to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been able to reach settlement and a consent decree concluding this matter was executed in January 2002.

In July 2001, the Louisiana Department of Environmental Quality (DEQ) filed an administrative law proceeding, docket no. 2001-5918-EQ, against Discovery Aluminas, Inc. (Discovery), an Alcoa subsidiary, and Waste Management, Inc. (Waste Management) seeking civil penalties for alleged infractions of DEQ's hazardous waste regulations. Both Discovery and Waste Management have denied the allegations and formal discovery is proceeding.

In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa is cooperating with the EPA and, pursuant to a September 1995 consent order, docket number 1094-01-19-106, between Reynolds and EPA Region 10, is working with the EPA to identify cleanup solutions for the site. The EPA is expected to issue its ROD during 2002. Following curtailment of active production operations and based on a further evaluation of remedial options, the company has determined the most probable cost of cleanup. This amount has been fully reserved.

On October 24, 2001, the Texas Natural Resource Conservation Commission (TNRCC) approved an Agreed Order concerning Alcoa's Point Comfort Operations. The Agreed Order required corrective actions and fines for various violations of the Clean Air Act that were self-reported to the TNRCC by Alcoa. The Order required payment of a fine of $145,000. In lieu of one-half of the fine, Alcoa agreed to purchase a hazardous material response vehicle for the Calhoun County Local Emergency Planning Committee. TNRCC deferred an additional $36,000 fine contingent upon completion of the terms of the Order.

On December 26, 2001, three citizens groups filed an action in the U.S. District Court for the Western District of Texas against Alcoa. The groups alleged that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered various requirements under the Clean Air Act and the Texas Clean Air Act and that the plant did not comply with those requirements. The groups also alleged that the plant violated opacity limits. On January 29, 2002, the company filed its answer to the complaint denying the allegations. In addition, on January 9, 2002, the TNRCC issued a Notice of Enforcement and EPA Region VI issued a Notice of Violation against Alcoa. Neither constitutes final agency action. Nevertheless, both notices asserted that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered requirements under the Clean Air Act and/or the Texas Clean Air Act and that the plant did not comply with those requirements. The company is engaged in settlement negotiations with the TNRCC and EPA.

To meet the terms of a newly issued decision by the Western Australia Minister for the Environment amending the license regulating emissions from the Wagerup alumina refinery, AWAC is required to implement projects to reduce emissions of odors and nitrogen oxides at the Wagerup facility by June 30, 2002. If the Wagerup facility does not complete the projects by that date, Wagerup's alumina production must be reduced by approximately 6% to the production limits of the prior license until the projects are completed. AWAC is working diligently to meet the new standards by the June 30 deadline.

Other Matters
-------------

Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa's favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa will be able to recover from its insurers on the three test sites. Alcoa appealed these rulings to the Washington Court of Appeals, which certified the appeal to the Washington Supreme Court. Alcoa prevailed on significant portions of the appeal and the matter is currently set for trial in June 2003.

Along with various asbestos manufacturers, distributors and premises users, Alcoa and/or its subsidiaries are defendants in several hundred active individual lawsuits filed on behalf of persons alleging injury predominantly (98%) as a result of occupational exposure to asbestos at various company facilities. In addition to the above cases, an Alcoa subsidiary has been routinely named, along with a large common group of industrial companies, in a standardized complaint utilized by one particular law firm where the company's involvement is not evident. Since 1999, about seven thousand such complaints have been filed. To date, Alcoa's subsidiary has been dismissed from almost every case (99.8%) that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa believes that between its reserves and insurance it is adequately covered for its known asbestos exposures. For the period from 1997 through the end of 2001, Alcoa's net out-of-pocket costs in payments on asbestos claims has averaged a little over $1 million per year. The costs of defense and settlement have not been and are not expected to be material to the financial condition of the company.

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

On October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the company in the U.S. District Court for the Southern District of New York, naming as defendants the company, each member of Alcoa's Board of Directors, certain officers of the company and PricewaterhouseCoopers LLP, Alcoa's independent accountants. The shareholder did not make a demand on the company prior to filing this lawsuit. Under relevant law, this demand is required. The lawsuit alleges, among other things, that Alcoa's proxy statement dated March 8, 1999 contained materially false and misleading representations and omissions concerning the company's proposed Alcoa Stock Incentive Plan and that the shareholder approval of the plan, based upon these alleged representations and omissions, was defective. The plaintiff sought to invalidate the shareholder approval of the plan and enjoin its implementation. She also requested that Alcoa pay the costs and disbursements of the action, including the fees of her accountants, counsel and experts. On March 19, 2001, the court granted without prejudice the defendants' motion to dismiss the plaintiff's claims. On May 31, 2001, Ms. Shaev served an amended complaint making the same allegations as in the previous complaint but styling the complaint as a class action on behalf of the shareholders. The company served a motion to dismiss on June 25, 2001. The issues have been briefed and argued. The parties are awaiting the court's decision.

A purported class action was filed on February 14, 2002 in the U.S. District Court for the Northern District of Ohio against the company and the International UAW, on behalf of 400 African-American employees of Cleveland Works, alleging discrimination in Cleveland's apprenticeship program. Plaintiffs seek certification of the class, declaratory and injunctive relief, lost wages, entry into apprenticeship programs, compensatory and punitive damages and costs and expenses of litigation. The complaint has not yet been served on the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company's security holders during the fourth quarter of 2001.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 15, 2002 are listed below.

Alain J. P. Belda, 58, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa's Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997. Mr. Belda and Ricardo E. Belda, Executive Vice President - Alcoa and Group President, Alcoa Europe, are brothers.

Ricardo E. Belda, 57, Executive Vice President - Alcoa and Group President, Alcoa Europe. He was elected to his current position in November 2001. Mr. Belda was named President - Alcoa Europe in March 2000 and elected a Vice President of Alcoa in May 2000. He was named President of Alcoa Nederland B.V. in 1995 and took on responsibility for Extrusions and End Products for all of Europe in 1997.

L. Patrick Hassey, 56, Executive Vice President and Group President, Alcoa Industrial Components. Alcoa Industrial Components includes Howmet, Huck, Alcoa Automotive, Alcoa Wheels and Forged Products. Mr. Hassey was elected to his current position in May 2000. He was appointed President - Alcoa Europe in November 1997. He was elected a Vice President of Alcoa and was named
President -Aerospace/Commercial Rolled Products Division in November 1991.

Robert S. Hughes, II, 57, Executive Vice President - Alcoa and Group President, Alcoa Allied Products. He was elected to his current position in July 2001. He also continues to lead Alcoa Fujikura Ltd. where he has been Chairman, Chief Executive Officer and President since 1996. He was elected a Vice President of Alcoa in 1997.

Richard B. Kelson, 55, Executive Vice President and Chief Financial Officer; Chief Compliance Officer. He was elected to his current position in July 2001. Mr. Kelson has been Executive Vice President and Chief Financial Officer since May 1997. He was Executive Vice President and General Counsel from May 1994 to 1997.

William E. Leahey, Jr., 52, Executive Vice President - Alcoa and Group President, Packaging, Consumer, Construction & Distribution. He was elected to his current position in September 2001. Mr. Leahey joined Alcoa in May 2000 as Vice President - Alcoa and Group President, Packaging, Consumer, Construction & Distribution following Alcoa's merger with Reynolds Metals Company. He was Executive Vice President and Chief Financial Officer of Reynolds since 1998; Senior Vice President of Reynolds' global can business in 1997 and Vice President and General Manager of Reynolds' Can Division from 1993 to 1997.

Timothy S. Mock, 59, Vice President, Alcoa Business Support Services and Controller. He was elected to his current position in November 2001. He was elected Vice President, Controller in September 1999;

was President of Alcoa Automotive Structures from 1998 to 1999 and was Managing Director of Alcoa Italia S.p.A. following Alcoa's acquisition of Alumix, S.p.A. from 1996 to 1998.

G. John Pizzey, 56, Executive Vice President and Group President, Alcoa Primary Products. Alcoa Primary Products includes the Alumina and Chemicals segment and the Primary Metals segment. Mr. Pizzey was elected to his current position in July 2001. Mr. Pizzey was named Group President, Alcoa Primary Products in June 2000; was President of Primary Metals in 1997, President, Alcoa World Alumina in 1998 and took on additional responsibility for chemicals in August 1999. He has been a Vice President of Alcoa since 1996.

Lawrence R. Purtell, 54, Executive Vice President and General Counsel. Mr. Purtell joined Alcoa and was elected to his current position in November 1997. Prior to joining Alcoa, Mr. Purtell was Senior Vice President, General Counsel and Corporate Secretary of Koch Industries, Inc.

The company's executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, resignation or removal.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Dividend per share data, high and low prices per share, the principal exchanges on which the company's common stock is traded, and the estimated number of holders of common stock are set forth on page 66 of the Annual Report and are incorporated by reference.

Item 6. Selected Financial Data.

The comparative table showing selected financial data for the company is on page 33 of the Annual Report and is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Management's review and comments on the consolidated financial statements are on pages 34 through 43 of the Annual Report and are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 39 through 40 of the Annual Report and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The company's consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent accountants are on pages 44 through 61 of the Annual Report and are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding directors is contained under the captions "Board of Directors" and "Item 1-Election of Directors" on pages 6 through 12 of the Proxy Statement and is incorporated by reference.

The information regarding executive officers is set forth in Part I, Item 4A of this report under "Executive Officers of the Registrant."

The information required by Item 405 of Regulation S-K is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation.

This information is contained under the captions "Directors' Compensation" on page 6, "Stock Performance Graph" on page 15, "Executive Compensation" on pages 18 through 27, and "Change in Control" on page 28 of the Proxy Statement. Such information (other than the Stock Performance Graph and Report of the Compensation Committee, which shall not be deemed to be "filed") is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is contained under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers" on pages 13 through 14 of the Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information is contained under the caption "Transactions with Directors' Companies" on page 6 of the Proxy Statement and is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

     (1) The company's consolidated financial statements, the notes thereto and the report of the independent accountants are on pages 44 through 61 of the Annual Report and are incorporated by reference.

     (2) The following report and schedule should be read with the company's consolidated financial statements in the Annual Report:

   Report of PricewaterhouseCoopers LLP dated January 9, 2002 on the company's financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2001, 2000 and 1999.

   Schedule II - Valuation and Qualifying Accounts For the Years Ended December 31, 2001, 2000 and 1999.

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

2(b). Agreement and Plan of Merger among the company, HMI Acquisition Corp. and Howmet International Inc. dated as of June 2, 2000, incorporated by reference to exhibit 12(d)(5) to Amendment No. 5 to the Tender Offer Statement on Schedule TO filed by the company and HMI Acquisition Corp. on June 5, 2000.

3(a). Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3(b). By-Laws of the Registrant as amended, incorporated by reference to exhibit 3(b) to the company's Annual Report on Form 10-K for the year ended December 31, 1998.

4(a).          Articles. See Exhibit 3(a) above.

4(b).          By-Laws. See Exhibit 3(b) above.

4(c). Form of Indenture, dated as of September 30, 1993, between Alcoa and J. P. Morgan Trust Company, N.A. (formerly Chase Manhattan Trust Company, N.A.), as successor Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

10(a). Alcoa's Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company's Current Report on Form 8-K, dated November 28, 2001.

10(b). Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company's Current Report on Form 8-K, dated November 28, 2001.

10(c). Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company's Current Report on Form 8-K, dated November 28, 2001.

10(d). Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company's Current Report on Form 8-K, dated November 28, 2001.

10(e). Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company's Current Report on Form 8-K, dated November 28, 2001.

10(f). Amended and Extended Revolving Credit Agreement (364-Day), dated as of April 27, 2001, incorporated by reference to exhibit 10(n) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10(g). Amended and Restated Revolving Credit Agreement (Five-Year), dated as of April 27, 2001, incorporated by reference to exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10(h). Revolving Credit Agreement (Five-Year), dated as of August 14, 1998, incorporated by reference to exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10(i). Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1999.

10(i)(1).      Amendments to Alcoa Stock Acquisition Plan, effective September
               1, 2000, incorporated by reference to exhibit 10(a)(1) to the company's Annual Report on Form 10-K for the year ended December
               31, 2000.

10(j). Employees' Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(j)(1).      Amendments to Employees' Excess Benefit Plan, Plan A, effective
               January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company's Annual Report on Form 10-K for the year ended
               December 31, 2000.

10(k). Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(l). Employees' Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(l)(1).   Amendments to Employees' Excess Benefit Plan, Plan C, effective
            January 1, 2000, incorporated by reference to exhibit 10(d)(1) to the company's Annual Report on Form 10-K for the year ended December
            31, 2000.

10(m). Employees' Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(n). Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(o). Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(o)(1).   Amendment to Restricted Stock Plan for Non-Employee Directors,
            effective November 10, 1995, incorporated by reference to exhibit
            10(h)(1) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(p). Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(p)(1).   Amendment to Fee Continuation Plan for Non-Employee Directors,
            effective November 10, 1995, incorporated by reference to exhibit
            10(i)(1) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(q). Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(q)(1).   Amendments to Deferred Compensation Plan, effective January 1, 1993,
            February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company's Annual Report on Form 10-K
            (Commission file number 1-3610) for the year ended December 31, 1994.

10(q)(2).   Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company's
            Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(q)(3).   Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company's
            Annual Report on Form 10-K for the year ended December 31, 1999.

10(q)(4).   Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company's
            Annual Report on Form 10-K for the year ended December 31, 1999.

10(q)(5).   Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company's
            Annual Report on Form 10-K for the year ended December 31, 2000.

10(r). Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(s). Dividend Equivalent Compensation Plan, effective February 3, 1997, incorporated by reference to exhibit 10(l) to the company's Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1996.

10(t). Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company's Annual Report on Form 10-K (Commission file number 1-
            3610) for the year ended December 31, 1987.

10(u). Alcoa Stock Incentive Plan, effective June 1, 1999, incorporated by reference to exhibit 10(p)(1) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(v). Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(v)(1).   Amendments to Alcoa Supplemental Pension Plan for Senior Executives,
            effective January 1, 2000, incorporated by reference to exhibit
            10(q)(1) to the company's Annual Report on Form 10-K for the year ended December 31, 2000.

10(w). Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(x). Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company's Annual Report on Form 10-K for the year ended December 31, 1998.

10(x)(1).   Amendments to Alcoa Deferred Compensation Estate Enhancement Plan,
            effective January 1, 2000, incorporated by reference to exhibit
            10(s)(1) to the company's Annual Report on Form 10-K for the year ended December 31, 1999.

10(x)(2).   Amendments to Alcoa Deferred Compensation Estate Enhancement Plan,
            effective January 1, 2000, incorporated by reference to exhibit
            10(s)(2) to the company's Annual Report on Form 10-K for the year ended December 31, 2000.

10(y).      2001 PLUS Performance Plan, effective 2001.

10(z).      Alcoa Inc. Change in Control Severance Plan.

 12.        Computation of Ratio of Earnings to Fixed Charges.

 13.        Portions of Alcoa's 2001 Annual Report to Shareholders.

 21.        Subsidiaries and Equity Entities of the Registrant.

 23.        Consent of Independent Accountants.

 24.        Power of Attorney for certain directors.

  *Exhibit Nos. 10(i) through 10(z) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

  (b) Reports on Form 8-K. During the fourth quarter of 2001, Alcoa filed three reports on Form 8-K with the Securities and Exchange Commission, all of which reported matters under Item 5:

          (1) a Form 8-K dated November 19, 2001, reporting Alcoa's announcement of restructuring charges;

          (2) a Form 8-K dated November 28, 2001, reporting on certain matters between Alcoa and WMC Limited and their existing alliance known as Alcoa World Alumina and Chemicals; and

          (3) a Form 8-K dated December 6, 2001, reporting that Alcoa had completed the offering and sale of $1,500,000,000 principal amount of notes in an underwritten public offering.

                     Report of Independent Accountants on
                         Financial Statement Schedule



To the Shareholders and Board of Directors of Alcoa Inc. (Alcoa)

Our audits of the consolidated financial statements referred to in our report dated January 9, 2002 appearing in the 2001 Annual Report to Shareholders of Alcoa (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PricewaterhouseCoopers LLP
                                                  PricewaterhouseCoopers LLP

600 Grant Street
Pittsburgh, Pennsylvania
January 9, 2002

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
Allowance for doubtful accounts:

     2001                                        $  69          $   58         $     7(A)           $   5(B)             $     129

     2000                                        $  58          $    9         $    11(A)           $   9(B)             $      69

     1999                                        $  61          $   10         $    (5)(A)          $   8(B)             $      58

Income tax valuation allowance:

     2001                                        $ 165          $   50         $    (7)(A)          $   7(C)             $     201

     2000                                        $ 134          $   27         $    30(A)           $  26(C)             $     165

     1999                                        $ 135          $   12         $     6(A)           $  19(C)             $     134

 Notes:  (A)   Collections on accounts previously written off,
               acquisition/divestiture of subsidiaries and foreign currency translation adjustments.

         (B)   Uncollectible accounts written off.

         (C)   Related primarily to utilization of tax loss carryforwards.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALCOA INC.

March 4, 2002                     By  /s/  Timothy S. Mock
                                      --------------------------
                                      Timothy S. Mock
                                      Vice President, Alcoa Business
                                      Support Services and Controller
                                      (Also signing as Principal
                                      Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                             Title                 Date

/s/ Alain J.P. Belda         Chairman of the Board            March 4, 2002
--------------------------
    Alain J. P. Belda        and Chief Executive Officer
                             (Principal Executive Officer
                             and Director)

/s/ Richard B. Kelson        Executive Vice President and     March 4, 2002
--------------------------
    Richard B. Kelson        Chief Financial Officer; Chief
                             Compliance Officer
                             (Principal Financial Officer)

Kathryn S. Fuller, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, John
P. Mulroney, Henry B. Schacht, Franklin A. Thomas and Marina v.N. Whitman, each as a Director, on March 4, 2002, by Donna C. Dabney, their Attorney-in-Fact.*


*By /s/ Donna C. Dabney
    ----------------------
        Donna C. Dabney
        Attorney-in-Fact