Form 10-Q
period 2002-03-31
ALCOA INC
filed 2002-04-26
CIK 4281

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


   For the Quarter Ended March 31, 2002        Commission File Number 1-3610


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

                                    Yes X   No

         As of April 19, 2002, 846,646,553 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.


A07-15200

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)
                                                                                           (unaudited)
                                                                                             March 31            December 31
ASSETS                                                                                        2002                  2001
                                                                                           -------------         ------------
Current assets:
    Cash and cash equivalents                                                                 $   569               $   512
    Short-term investments                                                                         48                    15
    Receivables from customers, less allowances of
     $115 in 2002 and $129 in 2001                                                              2,659                 2,577
    Other receivables                                                                             251                   288
    Inventories (F)                                                                             2,413                 2,531
    Deferred income taxes                                                                         404                   410
    Prepaid expenses and other current assets                                                     489                   459
                                                                                              -------               -------
      Total current assets                                                                      6,833                 6,792
                                                                                              -------               -------

Properties, plants and equipment, at cost                                                      22,739                22,536
Less: accumulated depreciation, depletion and
 amortization                                                                                  10,740                10,554
                                                                                              -------               -------
      Net properties, plants and equipment                                                     11,999                11,982
                                                                                              -------               -------

Goodwill (C)                                                                                    5,832                 5,733
Other assets (C)                                                                                3,748                 3,848
                                                                                              -------               -------
      Total assets                                                                            $28,412               $28,355
                                                                                              =======               =======
LIABILITIES
Current liabilities:
    Short-term borrowings                                                                     $    78               $   142
    Accounts payable, trade                                                                     1,626                 1,630
    Accrued compensation and retirement costs                                                     784                   889
    Taxes, including taxes on income                                                              876                   903
    Other current liabilities                                                                   1,304                 1,336
    Long-term debt due within one year                                                            134                   103
                                                                                              -------               -------
        Total current liabilities                                                               4,802                 5,003
                                                                                              -------               -------
Long-term debt, less amount due within one year                                                 6,825                 6,388
Accrued postretirement benefits                                                                 2,482                 2,513
Other noncurrent liabilities and deferred credits                                               1,852                 1,968
Deferred income taxes                                                                             575                   556
                                                                                              -------               -------
        Total liabilities                                                                      16,536                16,428
                                                                                              -------               -------

MINORITY INTERESTS                                                                              1,357                 1,313
                                                                                              -------               -------

COMMITMENTS AND CONTINGENCIES (G)

SHAREHOLDERS' EQUITY
Preferred stock                                                                                    56                    56
Common stock                                                                                      925                   925
Additional capital                                                                              6,099                 6,114
Retained earnings                                                                               7,480                 7,517
Treasury stock, at cost                                                                        (2,751)               (2,706)
Accumulated other comprehensive loss (H)                                                       (1,290)               (1,292)
                                                                                              -------               -------
     Total shareholders' equity                                                                10,519                10,614
                                                                                              -------               -------
     Total liabilities and equity                                                             $28,412               $28,355
                                                                                              =======               =======

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per-share amounts)

                                                                                              First quarter ended
                                                                                                    March 31
                                                                                                    --------
                                                                                           2002                 2001
                                                                                        ----------           ----------
Sales                                                                                    $  4,983              $ 6,176

Cost of goods sold                                                                          4,044                4,713
Selling, general administrative and other
 expenses                                                                                     278                  323
Research and development expenses                                                              51                   49
Provision for depreciation, depletion and
 amortization (C)                                                                             261                  321
Interest expense                                                                               75                  115
Other income, net                                                                             (55)                 (92)
                                                                                          -------              -------
                                                                                            4,654                5,429

     Income before taxes on income                                                            329                  747
Provision for taxes on income                                                                 104                  247
                                                                                          -------              -------
   Income from operations                                                                     225                  500

Less: Minority interests' share                                                                41                   96
                                                                                          -------              -------

   Income before accounting change                                                            184                  404

Cumulative effect of accounting change
 for goodwill(C)                                                                               34                    -
                                                                                         --------              -------

NET INCOME                                                                               $    218              $   404
                                                                                         ========              =======

EARNINGS PER SHARE (I)
   Basic (before cumulative effect)                                                      $    .22              $   .47
                                                                                         ========              =======
   Basic cumulative effect of accounting change                                          $    .04              $     -
                                                                                         --------              -------
   Basic (after cumulative effect)                                                       $    .26              $   .47
                                                                                         ========             ========

   Diluted (before cumulative effect)                                                    $    .22              $   .46
                                                                                         ========              =======
   Diluted cumulative effect of accounting change                                        $    .04              $     -
                                                                                         --------              -------
   Diluted (after cumulative effect)                                                     $    .26              $   .46
                                                                                         ========              =======

Dividends paid per common share                                                          $   .150              $  .150
                                                                                         ========              =======


The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                                                   Three months ended
                                                                                                        March 31
                                                                                                        --------
                                                                                                  2002              2001
                                                                                               ----------        ----------
CASH FROM OPERATIONS
Net income                                                                                      $  218            $  404
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                                        263               324
   Change in deferred income taxes                                                                  (7)                5
   Equity income, net of dividends                                                                   4                 4
   Gains from investing activities - sale of assets                                                  -               (47)
   Minority interests                                                                               41                96
   Accounting change (C)                                                                           (34)                -
   Other                                                                                           (16)               (9)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
   (Increase) reduction in receivables                                                             (33)              166
   Reduction (increase) in inventories                                                             110              (202)
   Increase in prepaid expenses and other
     current assets                                                                                (66)             (222)
   Reduction in accounts payable and accrued expenses                                             (227)             (260)
   (Reduction) increase in taxes, including taxes on income                                        (42)              209
   Net change in noncurrent assets and liabilities                                                  26              (126)
                                                                                                ------            ------
      CASH PROVIDED FROM OPERATIONS                                                                237               342
                                                                                                ------            ------
FINANCING ACTIVITIES
Net changes to short-term borrowings                                                               (65)           (1,014)
Common stock issued for stock compensation plans                                                    34               134
Repurchase of common stock                                                                        (105)             (276)
Dividends paid to shareholders                                                                    (127)             (130)
Dividends paid to minority interests                                                                 -              (139)
Net change in commercial paper                                                                     480                 -
Additions to long-term debt                                                                         17               208
Payments on long-term debt                                                                         (29)             (434)
                                                                                                ------            ------
      CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                           205            (1,651)
                                                                                                ------            ------
INVESTING ACTIVITIES
Capital expenditures                                                                              (238)             (241)
Acquisitions, net of cash acquired (E)                                                            (105)              (76)
Proceeds from the sale of assets                                                                    23             1,777
Additions to investments                                                                           (10)              (44)
Changes in short-term investments                                                                  (33)               23
Changes in minority interests                                                                      (10)                -
Other                                                                                               (7)               (9)
                                                                                                ------            ------
      CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES                                          (380)            1,430
                                                                                                ------            ------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (5)              (15)
                                                                                                ------            ------
Net change in cash and cash equivalents                                                             57               106
Cash and cash equivalents at beginning of year                                                     512               315
                                                                                                ------            ------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  569            $  421
                                                                                                ======            ======

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements
(dollars and shares in millions, except per-share amounts)

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

         This Form 10-Q report should be read in conjunction with Alcoa's annual report on Form 10-K for the year ended December 31, 2001.

B. Special Items - During 2001, Alcoa recorded charges of $566 ($355 after tax and minority interests) as a result of a restructuring plan based on a strategic review of the company's primary products and fabricating businesses aimed at optimizing and aligning its manufacturing systems with customer needs, while positioning the company for stronger profitability. The charge of $566 consisted of a charge of $212 ($114 after tax and minority interests) in the second quarter of 2001 and a charge of $354 ($241 after tax and minority interests) in the fourth quarter of 2001. These charges consisted of asset write-downs, employee termination and severance costs related to workforce reductions of approximately 10,400 employees, and other exit costs related to the shutdown of facilities. The second quarter charge was primarily due to actions taken in Alcoa's primary products businesses because of economic and competitive conditions. These actions included the shutdown of three facilities in the U.S. Alcoa expects to complete these actions by mid-2002. The fourth quarter charge was primarily due to actions taken in Alcoa's fabricating businesses. These actions include the shutdown of 15 facilities in the U.S. and Europe. Alcoa expects to complete these actions by the end of 2002. The results of operations related to these facilities were not material. For further details on the restructuring plan, see Note B to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

         The reserve balances and related cash payments consisted of:

                                                                    Employee
                                              Asset             Termination and
                                           Write-downs          Severance Costs           Other           Total
---------------------------------------------------------------------------------------------------------------------
2001:
Total restructuring
  charges                                      $ 372                  $ 178                $ 16           $ 566
Cash payments                                     (3)                   (32)                 (5)            (40)
Noncash charges*                                (288)                     -                   -            (288)
---------------------------------------------------------------------------------------------------------------------
Reserve balance at
  December 31, 2001                            $  81                  $ 146                $ 11           $ 238
---------------------------------------------------------------------------------------------------------------------
2002:
Cash payments                                     (7)                   (17)                 (4)            (28)
---------------------------------------------------------------------------------------------------------------------
Reserve balance at
  March 31, 2002                               $  74                  $ 129                $  7           $ 210
---------------------------------------------------------------------------------------------------------------------

* Adjusted

        As of March 31, 2002, approximately 5,200 of the 10,400 employees had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various manufacturing facilities-primarily located outside of the U.S.-due to weak market conditions and the shutdowns of several manufacturing facilities.

C. Recently Adopted Accounting Standards - Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that the purchase method of accounting be applied to all business combinations after June 30, 2001. SFAS No. 141 also established criteria for recognition of intangible assets and goodwill. Effective January 1, 2002, Alcoa adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives.

If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. A discounted cash flow model was used to determine the fair value of Alcoa's businesses for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business.

         The effects of adopting the new standards on net income and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001 follow.

                                         Net Income              Diluted EPS
                                         ----------              -----------
                                       2002       2001         2002       2001
                                       ----       ----         ----       ----
Net income                          $   218    $   404      $   .26    $   .46
Less:  cumulative effect income
 from accounting change for
 goodwill                               (34)         -         (.04)         -
                                    -------    -------      -------    -------
Income, excluding cumulative
 effect                                 184        404          .22        .46
Add: goodwill  amortization               -         44            -        .05
                                    -------    -------      -------    -------
Income excluding cumulative
 effect in 2002 and goodwill
 amortization in 2001               $   184    $   448      $   .22    $   .51
                                    =======    =======      =======    =======

        The cumulative effect adjustment recognized upon adoption of these new standards was $34 (after tax), consisting of income from the write-off of negative goodwill from prior acquisitions of $49, offset by a $15 write-off for the impairment of goodwill in the automotive business resulting from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. Net income for the quarter ended March 31, 2001 would have been $44, or five cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001. Net income for the full year of 2001 would have been $171, or 20 cents per share, higher if goodwill had been discontinued effective January 1, 2001.

         Changes to goodwill and intangible assets during the quarter ended March 31, 2002, including the effects of adopting these new accounting standards, follow.

                                                Goodwill     Intangible assets
Balance at December 31, 2001, net of
 accumulated amortization                       $  5,733         $  674
Intangible assets reclassified to goodwill            28            (28)
Write-off of goodwill recognized in
 cumulative effect adjustment                        (15)             -
Additions during the period                          101              -
Translation and other adjustments                    (15)            (6)
Amortization expense                                   -            (16)
                                                --------        -------
Balance at March 31, 2002, net of
 accumulated amortization                       $  5,832         $  624
                                                ========        =======

         In accordance with the provisions of these new standards, on January 1, 2002, Alcoa transferred $28 (after tax) of customer base intangibles, initially recorded in the Reynolds acquisition, to goodwill (Packaging and Consumer segment). Goodwill also increased $101 during the period related to several immaterial acquisitions (primarily in the Other group, and the Engineered Products and Packaging and Consumer segments) and adjustments to preliminary purchase price allocations from prior periods.

         Intangible assets, which are included in other assets, totaled $624, net of accumulated amortization of $321, at March 31, 2002. Of this amount, $169 represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142. The remaining intangibles relate to customer relationships, computer software, patents and licenses. Amortization expense for intangible assets is expected to range from approximately $65 to $40 each year between 2003 and 2007.

         Effective January 1, 2002, Alcoa adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets. The provisions of this new standard are generally to be applied prospectively.

D. Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Alcoa must adopt this standard on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

E. Acquisitions - During the first quarter of 2002, Alcoa completed several immaterial acquisitions for a total of approximately $105 in cash. Pro-forma results of the company, assuming the acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

     In March 2002, Alcoa entered into an agreement to acquire Ivex Packaging Corporation for $21.50 per share for each outstanding share of Ivex, excluding Ivex's 48.2% interest in the common stock of Packaging Dynamics Corporation. The total enterprise value of the acquisition, including the assumption of debt, is approximately $790. Ivex is a leading manufacturer of specialty plastic packaging for the food, electronic, medical and retail markets. It will become part of Alcoa's packaging and consumer business. The transaction is subject to the approval of Ivex shareholders and customary regulatory approvals. This transaction is expected to be completed in the second quarter of 2002.

F. Inventories

                                               March 31        December 31
                                                 2002              2001
                                             -----------       -----------
Finished goods                                 $   624          $    691
Work in process                                    773               734
Bauxite and alumina                                399               410
Purchased raw materials                            456               531
Operating supplies                                 161               165
                                             ---------         ---------
                                               $ 2,413          $  2,531
                                             =========         =========

     Approximately 50% of total inventories at March 31, 2002, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $613 and $605 higher at March 31, 2002 and December 31, 2001, respectively.

G. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

     Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. As a participant in Machadinho, one of its hydroelectric construction projects in Brazil, Aluminio has guaranteed up to 36% of the project's total debt of approximately $315. Beginning in the first quarter of 2002, Aluminio is committed to taking a share of the output of the completed project for 30 years at cost, including cost of financing the project. In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be required to fund a portion of the deficiency. In accordance with the agreement, if Aluminio funds any such deficiency, its participation and share of the output from the project will increase proportionately.

     Aluminio also entered into agreements to participate in four additional hydroelectric construction projects in Brazil that are scheduled to be completed at various dates ranging from 2005 to 2008. Aluminio's share of the output from the hydroelectric facilities, when completed, ranges from 20% to 39.5%. Total costs for all four projects are estimated at $1,400, with Aluminio's share of total project costs totaling approximately 30%. The plans for financing these projects have not yet been finalized. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress. At March 31, 2002, Aluminio had provided $13 of guarantees on two of the hydroelectric construction projects in the form of performance bonds.

     Aluminio accounts for its investments in these hydroelectric projects on the equity method. Aluminio's investment in these projects was $115 and $108 at March 31, 2002, and December 31, 2001, respectively.

     In January 2002, Alcoa raised its equity stake in Elkem ASA, a Norwegian metals producer, above 40% which, under Norwegian law, required Alcoa to initiate an unconditional cash tender offer for the remaining outstanding shares of Elkem. Under the tender offer that expired in February 2002, Alcoa acquired additional shares, raising its total equity stake in Elkem to 40.2%.

H. Comprehensive Income
                                                         First quarter ended
                                                               March 31
                                                               ---------
                                                          2002          2001
                                                        -------       --------
Net income                                              $   218        $   404
Other comprehensive income (loss):
  Changes in:
    Unrealized gain/loss on available-for-sale
      securities                                             19              -
    Minimum pension liability                               (31)             -
    Unrealized translation adjustments                      (31)          (238)
    Unrecognized gains/(losses) on derivatives               45           (123)
                                                        -------        -------
Comprehensive income                                    $   220        $    43
                                                        =======        =======

I. Earnings Per Share - The details of basic and diluted EPS follow.

                                                         First quarter ended
                                                                March 31
                                                                --------
                                                         2002            2001
                                                        -------        -------
Income before cumulative effect                         $   184        $   404
Less: Preferred stock dividends                               -              -
                                                        -------        -------
Income available to common stockholders before
 cumulative effect                                      $   184        $   404
Cumulative effect of accounting change                       34              -
Income available to common stockholders after
 cumulative effect                                      $   218        $   404
Average shares outstanding - basic                          847            865
Effect of dilutive securities:
  Shares issuable upon exercise of dilutive outstanding
    stock options                                             7              9
                                                        -------        -------
  Average shares outstanding - diluted                      854            874

Basic EPS (before cumulative effect)                    $   .22        $   .47
                                                        =======        =======
Basic EPS (after cumulative effect)                     $   .26        $   .47
                                                        =======        =======
Diluted EPS (before cumulative effect)                  $   .22        $   .46
                                                        =======        =======
Diluted EPS (after cumulative effect)                   $   .26        $   .46
                                                        =======        =======

     Options to purchase 30 shares of common stock at an average exercise price of $40.00 were outstanding as of March 31, 2002 but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

J. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

     K. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month periods ended March 31, 2002 and 2001. Also included below are the balances of goodwill at March 31, 2002, as well as goodwill amortization expense for the period ended March 31, 2001 for each reportable segment. For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Alcoa's Form 10-K for the year ended December 31, 2001.

Segment Information:                   Alumina                    Flat-           Engi-           Pack-
                                       & Chem-      Primary      Rolled           neered         aging &
March 31, 2002                          icals       Metals      Products         Products       Consumer      Other       Total
Sales:
 Third-party sales                    $   425       $  764      $ 1,156          $ 1,396         $  624      $  618      $4,983
 Intersegment sales                       229          878           15                8              -           -       1,130
                                      -------       ------      -------          -------         ------      ------      ------
 Total sales                          $   654       $1,642      $ 1,171          $ 1,404         $  624      $  618      $6,113
                                      =======       ======      =======          =======         ======      ======      ======
After-tax operating
 income                               $    65       $  143      $    61          $    51         $   28      $    7      $  355
                                      =======       ======      =======          =======         ======      ======      ======

Goodwill(1)                           $    27       $  929      $   145          $ 2,316         $  364      $  343      $4,124
                                      =======       ======      =======          =======         ======      ======      ======

March 31, 2001

Sales:
 Third-party sales                    $   547       $  967      $ 1,343          $ 1,593         $  646      $1,080      $6,176
 Intersegment sales                       283          867           16                9              -           -       1,175
                                      -------       ------      -------          -------         ------      ------      ------
 Total sales                          $   830       $1,834      $ 1,359          $ 1,602         $  646      $1,080      $7,351
                                      =======       ======      =======          =======         ======      ======      ======
After-tax operating
 income                               $  166        $  294      $    65          $    40         $   43      $   50      $  658
                                      ======        ======      =======          =======         ======      ======      ======
Goodwill
 amortization
 included in ATOI(2)                  $    -        $   (5)     $     1          $   (15)        $   (4)     $  (10)     $  (33)
                                      ======        ======      =======          =======         ======      ======      ======

     (1) Goodwill balances by segment at December 31, 2001, are as follows:
     Alumina & Chemicals $35, Primary Metals $929, Flat-Rolled Products $145, Engineered Products $2,312, Packaging & Consumer $331 and Other $271. Goodwill of $1,708 and $1,710 at March 31, 2002, and December 31, 2001, respectively, is included in corporate.

     (2) Goodwill amortization of $(11) is included in corporate.


     The following table reconciles segment information to consolidated totals.

                                                       First quarter ended
                                                             March 31
                                                             --------
                                                    2002                2001
                                                   ------              -----
Total after-tax operating income                    $ 355              $ 658
Impact of intersegment profit eliminations             (3)                 4
Unallocated amounts (net of tax):
  Interest income                                      10                  8
  Interest expense                                    (49)               (75)
  Minority interests                                  (41)               (96)
  Corporate expense                                   (58)               (66)
  Accounting change (C)                                34                  -
  Other                                               (30)               (29)
                                                   ------             ------
Consolidated net income                             $ 218             $  404
                                                   ======             ======

Report of Independent Accountants
---------------------------------

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)

     We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 2002, and the related unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of Alcoa's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 2001, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     As discussed in Note C to the unaudited condensed consolidated financial statements, Alcoa changed its method of accounting for goodwill and other intangible assets effective January 1, 2002.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 5, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "hopes," "targets," "should," "will," "will likely result," "forecast," "outlook," "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note G to the financial statements; the disclosures included below under Segment Information, Market Risks and Environmental Matters; and the Business section in Alcoa's Form 10-K for the year ended December 31, 2001.

Results of Operations
                                                       First quarter ended
                                                             March 31
                                                             --------
                                                      2002             2001
                                                     ------            ----
Sales                                               $ 4,983          $ 6,176
Net income                                          $   218          $   404
Income (excluding cumulative effect adjustment
  in 2002 and goodwill amortization in 2001)        $   184          $   448
Basic earnings per common share
  (after cumulative effect)                         $   .26          $   .47
Diluted earnings per common share
  (after cumulative effect)                         $   .26          $   .46
Shipments of aluminum products (mt)                   1,259            1,320
Shipments of alumina (mt)                             1,825            2,031
Alcoa's average realized ingot price                $   .66          $   .77
Average 3-month LME price                           $   .63          $   .71

Earnings Summary

     Net income in the 2002 first quarter was $218, or 26 cents per diluted share, a decline of 46% from 2001 first quarter net income of $404, or 46 cents per share. The first quarter of 2002 was significantly affected by lower realized prices for alumina and aluminum, which declined 20% and 14%, respectively. In addition, lower volumes due to a significant decline in year-over-year end-market demand contributed to the decrease in earnings for the quarter. Net income for the 2002 first quarter included income of $34, or four cents per share, from the cumulative effect of the change in accounting for goodwill under SFAS No. 142. This income is primarily the result of the write-off of negative goodwill from prior acquisitions. In addition to this one-time cumulative effect adjustment, goodwill is no longer amortized under this accounting standard, which resulted in a positive impact of $44, or five cents per share, in the 2002 first quarter compared with the year ago period. Continued cost reductions also contributed positively to the quarterly results.

     First quarter 2002 sales decreased 19% from the 2001 first quarter to $4,983. This decrease primarily resulted from lower shipments and lower realized prices for alumina and aluminum, as overall weak market conditions across all business segments continued. The dispositions of Thiokol and Reynolds' metal distribution business (RASCO) accounted for approximately one-third of the decline in sales. The lack of power sales in the 2002 first quarter also contributed to the decrease in sales.

     Annualized return on shareholders' equity was 7.2% for the 2002 first quarter, compared with 13.8% for the 2001 period. The decrease was primarily due to lower earnings in the 2002 quarter.

     Cost of goods sold (COGS) decreased $669 from the prior year first quarter, or 14%. The decrease reflects lower volumes, the dispositions of Thiokol and RASCO, and ongoing cost reductions generated by productivity and purchasing cost savings, somewhat offset by an increase in costs of $20 associated with the power failure and related restart of capacity at the company's Warrick, Indiana smelter. COGS as a percentage of sales in the 2002 first quarter was 81.2% versus 76.3% in the 2001 first quarter. The higher ratio in 2002 was due to lower volumes and lower prices.

     Selling and general administrative expenses (S&GA) were down $45 from the 2001 first quarter due to lower spending and employee costs, lower bad debt expense and bad debt recoveries, and the dispositions of Thiokol and RASCO. S&GA as a percentage of sales was 5.6% for the 2002 first quarter, up slightly from 5.2% in the 2001 first quarter.

     Interest expense was down $40 from the 2001 first quarter due to lower average interest rates, which decreased approximately two percentage points.

     The income tax provision of 31.5% differs from the statutory rate and the 2001 first quarter rate of 33% primarily because of taxes on foreign income and the impact of ceasing goodwill amortization.

     Other income decreased $37 from the 2001 first quarter due to the absence of $47 in net gains on asset sales recognized in the 2001 first quarter and a restructuring at Elkem, Alcoa's partner in Norway, that resulted in a $16 decrease in equity income. These decreases were partly offset by $28 related to several favorable nonoperating gains.

     Minority interests' share of income from operations decreased $55 from the 2001 first quarter. The decrease was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC), Alcoa Fujikura Ltd. (AFL) and Alcoa Aluminio (Aluminio).

Segment Information

I. Alumina and Chemicals
                                                   First quarter ended
                                                         March 31
                                                         --------
                                                  2002             2001
                                                -------           ------
  Alumina production                              3,112            3,330
  Third-party alumina shipments                   1,825            2,031

  Third-party sales                             $   425           $  547
  Intersegment sales                                229              283
                                                -------           ------
    Total sales                                 $   654           $  830
                                                =======           ======

  After-tax operating income                    $    65           $  166
                                                =======           ======

     Third-party sales for this segment decreased 22% from the 2001 first quarter primarily due to lower prices and lower volumes. Realized prices for alumina decreased 20%, while third-party alumina shipments decreased 10%. Intersegment sales decreased 19% due to lower prices and the curtailments of alumina production at Point Comfort and aluminum production capacity at smelters in the northwestern U.S.

     ATOI for this segment decreased 61% from $166 in the 2001 first quarter to $65 in the 2002 first quarter. Over three-quarters of the decrease was due to lower realized prices and lower volumes. Higher material costs also contributed to the decrease in ATOI.

     Alumina demand is anticipated to remain at current levels. Prices are expected to show a slight improvement.

II. Primary Metals
                                              First quarter ended
                                                    March 31
                                                    --------
                                             2002            2001
                                           -------         -------
  Aluminum production                          841              917
  Third-party aluminum shipments               503              476

  Third-party sales                        $   764          $   967
  Intersegment sales                           878              867
                                           -------          -------
    Total sales                            $ 1,642          $ 1,834
                                           =======          =======

  After-tax operating income               $   143          $   294
                                           =======          =======

     Third-party sales for the 2002 first quarter decreased 21% due to lower realized prices as well as the absence of power sales resulting from production curtailments in plants located in the northwestern U.S. in 2001. Alcoa's average realized third-party price for ingot declined 14%, from 77 cents per pound in the 2001 first quarter to 66 cents per pound in the 2002 first quarter.

     Primary Metals first quarter 2002 ATOI decreased $151 or 51% from the 2001 quarter. The decrease was primarily due to lower realized prices; the absence of power sales, net of power and other contractually required costs and the impact of lost aluminum sales, which contributed $35 to ATOI in the first quarter of 2001; and costs incurred for a power outage at Alcoa's Warrick, Ind. smelter, offset somewhat by cost savings.

     Alcoa recently announced various capacity curtailments and restarts. After these adjustments, Alcoa will have approximately 575,000 mt per year of idle capacity.

III. Flat-Rolled Products
                                                      First quarter ended
                                                             March 31
                                                             --------
                                                       2002            2001
                                                   --------          -------
  Third-party aluminum shipments                        439              470

  Third-party sales                                $  1,156          $ 1,343
  Intersegment sales                                     15               16
                                                   --------          -------
    Total sales                                    $  1,171          $ 1,359
                                                   ========          =======

  After-tax operating income                       $     61          $    65
                                                   ========          =======

     Third-party flat-rolled product sales for the 2002 first quarter decreased 14% from the comparable 2001 quarter, driven by lower prices, primarily in Europe, and 7% lower volumes, as well as a weaker product mix in sheet and plate in the U.S.

     ATOI for the Flat-Rolled Products segment fell 6% in the 2002 first quarter from the corresponding 2001 quarter primarily due to lower volumes and lower prices in Europe, as well as a weaker product mix in sheet and plate in the U.S. These unfavorable impacts were partially offset by favorable pricing, lower energy costs and productivity improvements in rigid container sheet.

     Demand in the beverage can business is anticipated to remain relatively strong. We anticipate continued weak market conditions for aerospace.

IV. Engineered Products
                                                      First quarter ended
                                                           March 31
                                                           --------
                                                     2002            2001
                                                   -------         -------
  Third-party aluminum shipments                       228             254

  Third-party sales                                $ 1,396         $ 1,593
  Intersegment Sales                                     8               9
                                                   -------         -------
    Total sales                                    $ 1,404         $ 1,602
                                                   =======         =======

  After-tax operating income                       $    51         $    40
                                                   =======         =======

         Engineered Products third-party sales decreased 12% in the 2002 first quarter over the corresponding 2001 quarter due to continued weak market conditions in both Europe and the U.S., resulting in lower volumes which contributed to approximately three-quarters of the revenue decline.

         ATOI for the segment increased 28% in the 2002 first quarter versus the corresponding 2001 period. The increase was primarily due to productivity cost savings resulting from continuing Alcoa Business System (ABS) implementations as well as the absence of $15 in goodwill amortization in the first quarter of 2002. These increases were partially offset by a decline in volumes due to continued weakness in the aerospace market.

         We anticipate continued weak market conditions for aerospace and some improvement within the automotive and commercial transportation sectors. We expect seasonal increases in the building and construction business, while the industrial gas turbine market is expected to decline.

V. Packaging and Consumer
                                                     First quarter ended
                                                           March 31
                                                           --------
                                                    2002             2001
                                                  -------          -------
  Third-party aluminum shipments                       31               42

  Third-party sales                               $   624          $   646

  After-tax operating income                      $    28          $    43

         First quarter third-party sales for this segment decreased $22 compared with the first quarter of 2001, due primarily to lower volumes and prices in Latin America and the flexible packaging business, offset somewhat by increased sales in closures.

         Segment ATOI was $28 in the 2002 first quarter, down $15 over the comparable 2001 period. This decrease was primarily due to lower volumes and lower equity income in Latin America, partly offset by cost improvements in the consumer products business.

         In the second quarter of 2002, a seasonal upturn is anticipated in both the closures business, and packaging and consumer businesses. We expect the Latin American packaging businesses to remain soft.

VI. Other
                                                       First quarter ended
                                                            March 31
                                                            --------
                                                   2002             2001
                                                  -------          -------
  Third-party aluminum shipments                       58               78

  Third-party sales                               $   618          $ 1,080

  After-tax operating income                      $     7          $    50

         Third-party sales for this group were $618 in the 2002 first quarter, down 43% from the 2001 first quarter. Approximately three-quarters of the decrease was due to the divestitures of Thiokol and RASCO in 2001, while the remaining decrease was due to a decrease in volume in the AFL telecommunications business.

         ATOI for this group in the 2002 first quarter was $7 compared with $50 in the year ago first quarter. This decrease was due to the absence of gains of $32 from the sales of Alcoa Proppants Inc. and Alcoa's interest in a Latin American cable business that were recognized in the first quarter of 2001, lower volumes in the telecommunications business and the sale of Thiokol. Offsetting these negative factors were cost, volume and pricing improvements in the building products business; cost improvements in the automotive business; and the absence of $10 in goodwill amortization in the first quarter of 2002.

         We expect continued depressed business conditions within the telecommunications industry that will negatively impact this group. Seasonal increases are anticipated in the residential building and construction market, along with a slight increase in the automotive market.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; the after-tax impact of interest income and expense at the statutory rate; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; accounting change; and other, which includes the impact of LIFO, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign exchange.

         The significant changes in the reconciling items between ATOI and consolidated net income from the 2001 first quarter to the 2002 first quarter consisted of: a decrease in interest expense of $26 due to lower interest rates; a decrease of $55 in minority interests' share of income due to lower earnings at AWAC, AFL and Aluminio; and income of $34 recognized as a result of the cumulative effect of the accounting change for goodwill.

Market Risks

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding Alcoa's exposure to the risks of changing commodity prices, foreign exchange rates and interest rates.

Derivatives

Alcoa's commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the chief financial officer and other officers and employees that the chief executive officer selects. SRMC reports to the Board of Directors on the scope of its derivative activities.

         All of the aluminum and other commodity contracts, as well as various types of derivatives, are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and cover underlying exposures. The company is not involved in energy trading activities or weather derivatives or to any material extent in other nonexchange commodity trading activities.

Commodity Price Risks - Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time the order is shipped.

         Alcoa's aluminum commodity risk management policy is to manage, through the use of futures and options contracts, the aluminum price risk associated with a portion of its fixed price firm commitments. At March 31, 2002, these contracts totaled approximately 603,000 mt with a fair value loss of approximately $17 (pre-tax).

         Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the company may elect to sell forward a portion of its anticipated primary aluminum and alumina production to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At March 31, 2002, these contracts totaled 29,000 mt. The fair value of these contracts at March 31, 2002 was not material. These contracts act to fix a portion of the sales price related to these sales contracts.

         Alcoa purchases certain other commodities, such as natural gas, fuel oil and electricity, for its operations and may enter into futures and options contracts to eliminate volatility in the price of these commodities. None of these contracts were material at March 31, 2002.

Financial Risk

Currencies - Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a loss of approximately $74 (pre-tax) at March 31, 2002.

Interest Rates - Alcoa uses interest rate swaps to help maintain a reasonable balance between fixed- and floating-rate debt and to keep financing costs as low as possible. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a gain of approximately $15 (pre-tax) at March 31, 2002.

Material Limitations - The disclosures with respect to commodity prices and foreign exchange risk do not take into account the underlying anticipated purchase obligations and the underlying transactional foreign exchange exposures. If the underlying items were included in the analysis, the gains or losses on the futures and options contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa's control and could vary significantly from those factors disclosed.

         Alcoa is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers' commitments. Although nonperformance is possible, Alcoa does not anticipate nonperformance by any of these parties. Futures and options contracts are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks. In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 31 owned or operating facilities and adjoining properties, approximately 28 previously owned or operating facilities and adjoining properties and approximately 91 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

         As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters. For example, there are issues related to Alcoa's Massena, New York and Point Comfort, Texas sites where investigations are ongoing and where natural resource damage or off-site contaminated sediments have been alleged. The following discussion provides additional details regarding the current status of certain sites.

         MASSENA. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa's Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB).

         In the fourth quarter of 1999, Alcoa submitted an Analysis of Alternatives Report to the EPA. This report identified potential courses of remedial action related to the PCB contamination of the river. The EPA indicated to Alcoa that it believed additional remedial alternatives needed to be included in the Analysis of Alternatives Report. During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment-capping techniques and other remediation technologies. In February 2002, Alcoa submitted a revised draft Analysis of Alternatives Report to the EPA based on these additional evaluations and included additional remedial alternatives required by the EPA. The additional alternatives required by the EPA involve removal of more sediment than was included in the 1999 Analysis of Alternatives Report. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 and $525. Alcoa believes that several of those alternatives, involving the largest amounts of sediment removal, should not be selected for the Grasse River remedy. Alcoa believes the alternatives that should be selected are those ranging from monitored natural recovery ($2) to a combination of moderate dredging and capping ($90). A reserve of $2 has been recorded for any probable losses, as no one of the alternatives is more likely to be selected than any other.

         Portions of the St. Lawrence River system adjacent to a former Reynolds plant are also contaminated with PCB, and during 2001, Alcoa substantially completed a dredging remedy for the St. Lawrence River. Further analysis of the condition of the sediment is being performed. Any required additional dredging or capping of residual contamination is likely to be completed during the 2003 construction season. The most probable cost of any such additional remediation is fully reserved.

         Alcoa is aware of natural resource damage claims that may be asserted by certain federal, state and tribal natural resource trustees at these locations.

         POINT COMFORT/LAVACA BAY. Since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List. In December 2001, the EPA issued its Record of Decision (ROD) selecting the final remedial approach for the site, which is fully reserved. The company is negotiating a Consent Order with the EPA under which it will undertake to implement the remedy. The company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for Lavaca Bay. The cost of such restoration is reserved and Alcoa anticipates negotiating a Consent Decree with the trustees under which it will implement the restoration.

         TROUTDALE, OREGON. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA to identify cleanup solutions for the site. Following curtailment of active production operations and based on further evaluation of remedial options, the company has determined the most probable cost of cleanup. This amount has been fully reserved. The company anticipates a final ROD to be issued by the EPA in 2002.

         SHERWIN, TEXAS. In connection with the sale of the Sherwin alumina refinery in Texas, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of certain properties, including former waste disposal areas. The most probable cost of such remediation has been evaluated and is fully reserved.

         Based on the above, it is possible that Alcoa's results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

         Alcoa's remediation reserve balance at March 31, 2002 was $430 (of which $72 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2002 first quarter were $10. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

         Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations for the 2002 first quarter totaled $237, compared with $342 in the 2001 period. The decrease of $105, or 31%, resulted primarily from a decrease in net income due to lower volumes and lower realized prices, somewhat offset by a net decrease in working capital requirements.

Financing Activities
Financing activities provided $205 of cash in the 2002 first quarter, compared with $1,651 used in the 2001 period. The change in cash in the 2002 period is primarily due to the following: a decrease in share repurchases of the company's common stock, using $105 to repurchase 2,874,100 shares in the 2002 first quarter versus $276 used to repurchase 7,829,100 shares in the 2001 first quarter; lack of dividend payments to minority interests in the 2002 period versus $139 paid in the 2001 period; and an increase in commercial paper borrowings of $480 during the 2002 period. The significant use of cash in the 2001 period was due to debt repayments that were funded by the proceeds from the sales of Worsley, Sherwin and Longview, which were operations that were required to be divested from the Reynolds merger.

Investing Activities
Investing activities used $380 of cash during the 2002 first quarter, compared with cash provided of $1,430 in the 2001 period. The change in cash of $1,810 between periods is primarily due to dispositions of assets required to be divested from the Reynolds merger which returned $1,777 in the 2001 period.

Critical Accounting Policies

A summary of the company's significant accounting policies is included in Note A to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

         The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include the accounting for derivatives, environmental and tax matters as well as the annual testing of goodwill for impairment. Management uses historical experience and all available information to make these judgments and estimates and actual results will inevitably differ from those estimates and assumptions that are used to prepare the company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the company. A discussion of the judgments and uncertainties associated with accounting for derivatives and environmental matters can be found in the Market Risks and Environmental Matters sections of Management's Discussion and Analysis.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Alcoa must adopt this standard on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2002, the Maryland Department of the Environment notified Eastalco Aluminum Company, an Alcoa subsidiary, of its determination that Eastalco had violated the state ambient fluoride standard and primary aluminum maximum achievable control technology (MACT) emission, parametric and reporting standards and was seeking an administrative penalty for the violations. Eastalco has taken the necessary steps to be in continuous compliance since the non-compliance incidents occurred and has agreed to pay a civil penalty of $125,000.

As previously reported, in October 1998, Region V of the EPA referred various alleged environmental violations at Alcoa's Lafayette, Indiana operations to the civil division of the U.S. Department of Justice (DOJ). The alleged violations related to water permit exceedances as reported on monthly discharge monitoring reports. Alcoa and the DOJ entered into a tolling agreement to suspend the statute of limitations related to the alleged violations in order to facilitate settlement discussions with the DOJ and EPA. The parties have been able to reach settlement and a consent decree concluding this matter was executed in January 2002. The consent decree was approved by the court and filed as a matter of record in the first quarter. The decree requires penalty payment of $550,000, which has been paid, and various remedial activities.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of Alcoa shareholders held on April 19, 2002, Joseph T. Gorman, Sir Ronald Hampel and John P. Mulroney were re-elected Directors of Alcoa for a term of three years. Votes cast for Mr. Gorman were 702,595,161 and votes withheld were 13,389,018; votes cast for Sir Hampel were 706,815,604 and votes withheld were 9,168,575; and votes cast for Mr. Mulroney were 706,923,150 and votes withheld were 9,061,029.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

12.      Computation of Ratio of Earnings to Fixed Charges
15.      Letter regarding unaudited interim financial information

(b) Reports on Form 8-K. During the first quarter of 2002, Alcoa filed with the Securities and Exchange Commission a Form 8-K, dated March 18, 2002, reporting under Item 5 that Alcoa had announced that it had entered into an agreement to acquire Ivex Packaging Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Alcoa Inc.




      April 26, 2002                   By /s/ RICHARD B. KELSON
      -----------------------            ----------------------------
      Date                               Richard B. Kelson
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



      April 26, 2002                   By /s/ TIMOTHY S. MOCK
      -------------------------          ----------------------------
      Date                               Timothy S. Mock
                                         Vice President - Alcoa Business
                                         Support Services and Controller
                                         (Chief Accounting Officer)

                                    EXHIBITS
                                    --------




      12.    Computation of Ratio of Earnings to Fixed Charges
      15.    Letter regarding unaudited interim financial information