Form 10-Q
period 2002-06-30
ALCOA INC
filed 2002-08-07
CIK 4281

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


For the Quarter Ended June 30, 2002                Commission File Number 1-3610


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

                                                          Yes X  No

        As of August 5, 2002, 844,198,165 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)


                                                              (unaudited)
                                                                June 30             December 31
ASSETS                                                            2002                 2001
                                                               -----------         -------------
Current assets:
    Cash and cash equivalents                                    $   413               $   512
    Short-term investments                                            38                    15
    Receivables from customers, less allowances of
     $123 in 2002 and $129 in 2001                                 2,764                 2,577
    Other receivables                                                427                   288
    Inventories (F)                                                2,423                 2,531
    Deferred income taxes                                            398                   410
    Prepaid expenses and other current assets                        517                   459
                                                                 -------               -------
      Total current assets                                         6,980                 6,792
                                                                 -------               -------

Properties, plants and equipment, at cost                         23,098                22,536
Less: accumulated depreciation, depletion and
 amortization                                                     10,900                10,554
                                                                 -------               -------
      Net properties, plants and equipment                        12,198                11,982
                                                                 -------               -------
Goodwill (C)                                                       5,927                 5,733
Other assets(C)                                                    3,792                 3,848
                                                                 -------               -------
      Total assets                                               $28,897               $28,355
                                                                 =======               =======

LIABILITIES
Current liabilities:
    Short-term borrowings                                        $    54               $   142
    Accounts payable, trade                                        1,729                 1,630
    Accrued compensation and retirement costs                        821                   889
    Taxes, including taxes on income                                 867                   903
    Other current liabilities                                      1,065                 1,336
    Long-term debt due within one year                               133                   103
                                                                 -------               -------
        Total current liabilities                                  4,669                 5,003
                                                                 -------               -------
Long-term debt, less amount due within one year                    7,120                 6,388
Accrued postretirement benefits                                    2,443                 2,513
Other noncurrent liabilities and deferred credits                  1,851                 1,968
Deferred income taxes                                                600                   556
                                                                 -------               -------
        Total liabilities                                         16,683                16,428
                                                                 -------               -------

MINORITY INTERESTS                                                 1,331                 1,313
                                                                 -------               -------

COMMITMENTS AND CONTINGENCIES (G)

SHAREHOLDERS' EQUITY
Preferred stock                                                       55                    56
Common stock                                                         925                   925
Additional capital                                                 6,094                 6,114
Retained earnings                                                  7,712                 7,517
Treasury stock, at cost                                           (2,838)               (2,706)
Accumulated other comprehensive loss (H)                          (1,065)               (1,292)
                                                                 -------               -------
        Total shareholders' equity                                10,883                10,614
                                                                 -------               -------
         Total liabilities and equity                            $28,897               $28,355
                                                                 =======               =======

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                                                      Second quarter ended               Six months ended
                                                                             June 30                         June 30
                                                                             -------                         -------
                                                                      2002           2001              2002           2001
                                                                      ----           ----              ----           ----
Sales                                                               $ 5,245         $ 5,991          $10,228         $12,167

Cost of goods sold                                                    4,196           4,607            8,240           9,320
Selling, general administrative
 and other expenses                                                     277             326              555             649
Research and development expenses                                        52              55              103             104
Provision for depreciation,
 depletion and amortization (C)                                         269             309              530             630
Special items (B)                                                         -             212                -             212
Interest expense                                                         83              93              158             208
Other income, net                                                       (34)           (107)             (89)           (199)
                                                                    -------         -------          -------         -------

                                                                      4,843           5,495            9,497          10,924
                                                                    -------         -------          -------         -------

     Income before taxes on income                                      402             496              731           1,243
Provision for taxes on income                                           123             157              227             404
                                                                    -------         -------          -------         -------
     Income from operations                                             279             339              504             839
Less: Minority interests' share                                          47              32               88             128
                                                                    -------         -------          -------         -------
     Income before accounting change                                    232             307              416             711
Cumulative effect of accounting change
 for goodwill (C)                                                         -               -               34               -
                                                                    -------         -------          -------         -------

NET INCOME                                                          $   232         $   307          $   450         $   711
                                                                    =======         =======          =======         =======

EARNINGS PER SHARE (I)
    Basic (before cumulative effect)                                $   .27         $   .36          $   .49         $   .82
                                                                    =======         =======          =======         =======
    Basic cumulative effect of
     accounting change                                                    -               -              .04               -
                                                                    -------         -------          -------         -------
    Basic (after cumulative effect)                                 $   .27         $   .36          $   .53         $   .82
                                                                    =======         =======          =======         =======

    Diluted (before cumulative effect)                              $   .27         $   .35          $   .49         $   .81
                                                                    =======         =======          =======         =======
    Diluted cumulative effect of
     accounting change                                                    -               -              .04               -
                                                                    -------         -------          -------         -------
    Diluted (after cumulative effect)                               $   .27         $   .35          $   .53         $   .81
                                                                    =======         =======          =======         =======

Dividends paid per common share                                     $   .15         $   .15          $   .30         $   .30
                                                                    =======         =======          =======         =======


The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                                                                       Six months ended
                                                                                                            June 30
                                                                                                            -------
                                                                                                      2002         2001
                                                                                                    --------     --------
CASH FROM OPERATIONS
Net income                                                                                          $  450       $   711
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                                                            531           636
   Change in deferred income taxes                                                                      (7)          (57)
   Equity income, net of dividends                                                                      (6)          (17)
   Noncash special items (B)                                                                             -           208
   Gains from investing activities - sale of assets                                                     (3)          (81)
   Minority interests                                                                                   88           128
   Accounting change (C)                                                                               (34)            -
   Other                                                                                                46            77
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
   (Increase) reduction in receivables                                                                 (71)          203
   Reduction (increase) in inventories                                                                 124          (174)
   Increase in prepaid expenses and other
     current assets                                                                                    (55)         (138)
   Reduction in accounts payable and accrued expenses                                                 (191)         (432)
   (Reduction) increase in taxes, including taxes on income                                            (91)           32
   Net change in noncurrent assets and liabilities                                                    (114)         (158)
                                                                                                    ------       -------
      CASH PROVIDED FROM OPERATIONS                                                                    667           938
                                                                                                    ------       -------

FINANCING ACTIVITIES
Net changes to short-term borrowings                                                                   (87)       (2,612)
Common stock issued for stock compensation plans                                                        43           587
Repurchase of common stock                                                                            (212)       (1,028)
Dividends paid to shareholders                                                                        (255)         (260)
Dividends paid to minority interests                                                                   (83)         (239)
Net change in commercial paper                                                                         639          (392)
Additions to long-term debt                                                                             10         1,782
Payments on long-term debt                                                                             (37)         (542)
                                                                                                    ------       -------
      CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                                18        (2,704)
                                                                                                    ------       -------

INVESTING ACTIVITIES
Capital expenditures                                                                                  (571)         (496)
Acquisitions, net of cash acquired (E)                                                                (139)          (87)
Proceeds from the sale of assets                                                                        42         2,471
Additions to investments                                                                               (21)          (49)
Changes in short-term investments                                                                      (23)           43
Changes in minority interests                                                                          (39)           (4)
Other                                                                                                    -           (10)
                                                                                                    ------       -------
      CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES                                              (751)        1,868
                                                                                                    ------       -------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (33)          (32)
                                                                                                    ------       -------
Net change in cash and cash equivalents                                                                (99)           70
Cash and cash equivalents at beginning of year                                                         512           315
                                                                                                    ------       -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  413       $   385
                                                                                                    ======       =======


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

B. Special Items - During 2001, Alcoa recorded charges of $566 ($355 after tax and minority interests) as a result of a restructuring plan based on a strategic review of the company's primary products and fabricating businesses aimed at optimizing and aligning its manufacturing systems with customer needs, while positioning the company for stronger profitability. The charge of $566 consisted of a charge of $212 ($114 after tax and minority interests) in the second quarter of 2001 and a charge of $354 ($241 after tax and minority interests) in the fourth quarter of 2001. These charges consisted of asset write-downs, employee termination and severance costs related to workforce reductions of approximately 10,400 employees, and other exit costs related to the shutdown of facilities. The second quarter charge was primarily due to actions taken in Alcoa's primary products businesses because of economic and competitive conditions. These actions included the shutdown of three facilities in the U.S. These actions have been substantially completed with the exception of site remediation work that is ongoing. The fourth quarter charge was primarily due to actions taken in Alcoa's fabricating businesses. These actions include the shutdown of 15 facilities in the U.S. and Europe. Alcoa expects to complete these actions by the end of 2002. The results of operations related to these facilities were not material. For further details on the restructuring plan, see Note B to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

     The reserve balances and related cash payments consisted of:


                                                                Employee
                                                Asset       Termination and
                                             Write-downs    Severance Costs     Other      Total
---------------------------------------------------------------------------------------------------
2001:
----
Total restructuring charges                     $  372           $  178          $  16      $   566
Cash payments                                       (3)             (32)            (5)         (40)
Noncash charges*                                  (288)               -              -         (288)
---------------------------------------------------------------------------------------------------
Reserve balance at December 31, 2001            $   81           $  146          $  11      $   238
---------------------------------------------------------------------------------------------------
2002:
----
Cash payments                                       (7)             (50)            (4)         (61)
---------------------------------------------------------------------------------------------------
Additional restructuring charges                     -                7              -            7
---------------------------------------------------------------------------------------------------
Reversals of restructuring reserves                (10)              (4)             -          (14)
---------------------------------------------------------------------------------------------------
Reserve balance at June 30, 2002                $   64           $   99          $   7      $   170
---------------------------------------------------------------------------------------------------

* Adjusted

     Additional restructuring charges included $7 in employee termination and severance costs accrued primarily related to changes in prior severance cost estimates as well as additional layoffs of approximately 250 salaried and hourly employees-primarily in Europe and Mexico-as a result of the 2001 restructuring plan. The reversal of reserves of $14 is due to changes in estimates of liabilities, primarily environmental reserves, resulting from lower than expected costs associated with certain plant shutdowns and disposals noted above.

     As of June 30, 2002, approximately 7,100 of the 10,650 employees had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various manufacturing facilities-primarily located outside of the U.S.-due to weak market conditions and the shutdowns of several manufacturing facilities.

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

     The effects of adopting the new standards on net income and diluted earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001, follow.

                                     Second quarter ended June 30:            Six months ended June 30:
                                     -----------------------------            -------------------------
                                     Net Income       Diluted EPS          Net Income           Diluted EPS
                                     ----------       -----------          ----------           -----------
                                    2002    2001      2002    2001       2002       2001       2002     2001
                                    ----    ----      ----    ----       ----       ----       ----     ----
Net income                          $ 232   $ 307    $ .27   $ .35      $ 450      $ 711      $ .53    $ .81
Less:  cumulative effect
 income from accounting
 change for goodwill                    -       -        -       -        (34)         -       (.04)       -
                                    -----   -----    -----   -----      -----      -----      -----    -----
Income, excluding
 cumulative effect                    232     307      .27     .35        416        711        .49      .81
Add: goodwill
 amortization                           -      43        -     .05          -         87          -      .10
                                    -----   -----    -----   -----      -----      -----      -----    -----
Income excluding
 cumulative effect in
 2002 and goodwill
 amortization in 2001               $ 232   $ 350    $ .27   $ .40      $ 416      $ 798       $ .49   $ .91
                                    =====   =====    =====   =====      =====      =====       =====   =====

     The cumulative effect adjustment recognized upon adoption of these new standards was $34 (after tax), consisting of income from the write-off of negative goodwill from prior acquisitions of $49, offset by a $15 write-off for the impairment of goodwill in the automotive business resulting from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method. Net income for the three-month and six-month periods ended June 30, 2001, would have been $43, or five cents per share, and $87, or ten cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001. Net income for the full year of 2001 would have been $171, or 20 cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001.

     Changes to goodwill and intangible assets during the six-month period ended June 30, 2002, including the effects of adopting these new accounting standards, follow.

                                               Goodwill        Intangible assets
                                               --------        -----------------
Balance at December 31, 2001, net of
 accumulated amortization                      $  5,733            $  674
Intangible assets reclassified to goodwill           28               (28)
Write-off of goodwill recognized in
 cumulative effect adjustment                       (15)                -
Additions during the period                         160                24
Translation and other adjustments                    21                (4)
Amortization expense                                  -               (33)
                                               --------            ------
Balance at June 30, 2002, net of
 accumulated amortization                      $  5,927            $  633
                                               ========            ======

     In accordance with the provisions of these new standards, on January 1, 2002, Alcoa transferred $28 (after tax) of customer base intangibles, initially recorded in the Reynolds acquisition, to goodwill (Packaging and Consumer segment). Goodwill also increased $160 during the period related to seven immaterial acquisitions (in the Other group, and the Engineered Products and Packaging and Consumer segments) and adjustments to preliminary purchase price allocations from prior periods.

     Intangible assets, which are included in other assets, totaled $633, net of accumulated amortization of $334, at June 30, 2002. Of this amount, $169 represents intangibles with indefinite useful lives, consisting of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer relationships, computer software, patents and licenses. Amortization expense for intangible assets is expected to range from approximately $65 to $40 each year between 2003 and 2007.

     Effective January 1, 2002, Alcoa adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the recognition and measurement criteria of SFAS No. 121 for long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also broadens the previously existing reporting requirement for the presentation of discontinued operations to include a component of an entity rather than a segment of a business. This new standard did not have a material impact on Alcoa's financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

E. Acquisitions - During the first six months of 2002, Alcoa completed seven immaterial acquisitions for a total of approximately $139 in cash. Pro-forma results of the company, assuming the acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

     On July 1, 2002, Alcoa acquired Ivex Packaging Corporation for $21.50 per share for each outstanding share of Ivex, excluding Ivex's 48.2% interest in the common stock of Packaging Dynamics Corporation. The total enterprise value of the acquisition, including the assumption of debt, is approximately $790. Ivex is a leading manufacturer of specialty plastic packaging for the food, electronic, medical and retail markets. It will be part of Alcoa's packaging and consumer business. Pro-forma results of the company, assuming the acquisition of Ivex had been made at the beginning of each period presented, would not be materially different from the results reported.

F. Inventories

                                      June 30                December 31
                                        2002                    2001
                                    ----------               -----------
Finished goods                      $   641                    $   691
Work in process                         765                        734
Bauxite and alumina                     394                        410
Purchased raw materials                 445                        531
Operating supplies                      178                        165
                                    -------                    -------
                                    $ 2,423                    $ 2,531
                                    =======                    =======

     Approximately 48% of total inventories at June 30, 2002, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $619 and $605 higher at June 30, 2002, and December 31, 2001, respectively.

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

     Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. As a participant in Machadinho, one of its hydroelectric construction projects in Brazil, Aluminio has guaranteed up to 36% of the project's total debt of approximately $315. Aluminio committed to taking a share of the output of the completed project for 30 years at cost (including cost of financing the project), which began in the first quarter of 2002. In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be required to fund a portion of the deficiency. In accordance with the agreement, if Aluminio funds any such deficiency, its participation and share of the output from the project will increase proportionately.

     Aluminio also entered into agreements in 2001 to participate in four additional hydroelectric construction projects in Brazil that are scheduled to be completed at various dates ranging from 2005 to 2008. These projects are Barra Grande, Santa Isabel, Pai-Quere and Serra Do Facao. Aluminio's share of the output from these hydroelectric facilities, when completed, ranges from 20% to 39.5%. Total costs for all four projects are estimated at $1,400, with Aluminio's share of total project costs totaling approximately 30%. The plans for financing these projects have not yet been finalized. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress. At June 30, 2002, Aluminio had provided $36 of guarantees on these hydroelectric construction projects in the form of performance bonds.

     In July 2002, Aluminio was the successful bidder in a public auction to participate in Estreito, an additional hydroelectric construction project in Brazil. This project is scheduled to be completed in 2007. Aluminio's share of the output from this hydroelectric facility, when completed, will be 19% and total costs for this project are estimated at $555, of which Aluminio's share is $105. The plans for financing this project have not yet been finalized. Aluminio may be required to provide guarantees of project financing or commit to additional investments as this project progresses.

     Aluminio accounts for its investments in these hydroelectric projects on the equity method. Aluminio's investment in these projects was $109 and $108 at June 30, 2002, and December 31, 2001, respectively.

     In January 2002, Alcoa raised its equity stake in Elkem ASA, a Norwegian metals producer, above 40%, which, under Norwegian law, required Alcoa to initiate an unconditional cash tender offer for the remaining outstanding shares of Elkem. Under the tender offer that expired in February 2002, Alcoa acquired additional shares, raising its total equity stake in Elkem to 40.2%.

     In April 2002, Alcoa refinanced its $2,000 revolving-credit agreement that was to expire in April 2002 into a revolving-credit agreement that expires in April 2003.

H. Comprehensive Income

                                                Second quarter       Six months
                                                    ended              ended
                                                   June 30            June 30
                                                   -------            -------
                                                 2002     2001     2002    2001
                                                -----    -----    ------  -----
Net income                                      $ 232    $ 307     $450   $ 711
Other comprehensive income (loss):
  Changes in:
    Unrealized losses on available-for-sale
     securities                                   (22)       -       (3)      -
    Minimum pension liability                       -        -      (31)      -
    Unrealized translation adjustments            225       21      194    (217)
    Unrecognized gains/losses on derivatives       22       (4)      67    (127)
                                                -----    -----    -----   -----
Comprehensive income                            $ 457    $ 324    $ 677   $ 367
                                                =====    =====    =====   =====

I. Earnings Per Share - The details of basic and diluted EPS follow.

                                             Second quarter ended      Six months ended
                                                    June 30                June 30
                                                    -------                -------
                                                 2002     2001          2002     2001
                                                 ----     ----          ----     ----
 Income before cumulative effect                $ 232    $ 307         $ 416    $ 711
 Less: Preferred stock dividends                    -        -             1        1
                                                -----    -----         -----    -----
 Income available to common stockholders
    before cumulative effect                    $ 232    $ 307         $ 415    $ 710
 Cumulative effect of accounting change             -        -            34        -
                                                -----    -----         -----    -----
 Income available to common stockholders
    after cumulative effect                     $ 232    $ 307         $ 449    $ 710
 Average shares outstanding - basic               846      862           846      863
 Effect of dilutive securities:
   Shares issuable upon exercise of
    dilutive outstanding stock options              6       10             7       10
                                                -----    -----         -----    -----
 Average shares outstanding - diluted             852      872           853      873

 Basic EPS (before cumulative effect)           $ .27    $ .36         $ .49    $ .82
                                                =====    =====         =====    =====
 Basic EPS (after cumulative effect)            $ .27    $ .36         $ .53    $ .82
                                                =====    =====         =====    =====
 Diluted EPS (before cumulative effect)         $ .27    $ .35         $ .49    $ .81
                                                =====    =====         =====    =====
 Diluted EPS (after cumulative effect)          $ .27    $ .35         $ .53    $ .81
                                                =====    =====         =====    =====

        Options to purchase 48 shares of common stock at an average exercise price of $38.00 were outstanding as of June 30, 2002, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

J. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and six-month periods ended June 30, 2002 and 2001. Also included below are the balances of goodwill at June 30, 2002, as well as goodwill amortization expense for the three-month and six-month periods ended June 30, 2001 for each reportable segment. For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Alcoa's Form 10-K for the year ended December 31, 2001.

Segment Information:                 Alumina               Flat-     Engi-      Pack-
                                     & Chem-   Primary     Rolled    neered    aging &
Second quarter ended June 30, 2002     icals    Metals    Products  Products   Consumer    Other      Total
Sales:
  Third-party sales                  $   419   $   788    $ 1,192   $ 1,411    $   678    $   757    $ 5,245
  Intersegment sales                     233     1,001         18        10          -          -      1,262
                                     -------   -------    -------   -------    -------    -------    -------
    Total sales                      $   652   $ 1,789    $ 1,210   $ 1,421    $   678    $   757    $ 6,507
                                     =======   =======    =======   =======    =======    =======    =======
After-tax operating income           $    73   $   175    $    66   $    45    $    55    $    19    $   433
                                     =======   =======    =======   =======    =======    =======    =======

Second quarter ended June 30, 2001
Sales:
  Third-party sales                  $   490   $   972    $ 1,255   $ 1,582    $   701    $   991    $ 5,991
  Intersegment sales                     275       887         15         8          -          -      1,185
                                     -------   -------    -------   -------    -------    -------    -------
    Total sales                      $   765   $ 1,859    $ 1,270   $ 1,590    $   701    $   991    $ 7,176
                                     =======   =======    =======   =======    =======    =======    =======
After-tax operating income           $   130   $   264    $    74   $    60    $    47    $    45    $   620
                                     =======   =======    =======   =======    =======    =======    =======
Goodwill amortization
 included in ATOI (2)                $     -   $    (6)   $     1   $   (15)   $    (4)   $    (8)   $   (32)
                                     =======   =======    =======   =======    =======    =======    =======

Segment Information:             Alumina                 Flat-      Engi-       Pack-
                                 & Chem-     Primary     Rolled     neered     aging &
Six months ended                   icals      Metals    Products   Products    Consumer     Other       Total
June 30, 2002
Sales:
  Third-party sales              $    844   $  1,552    $  2,348   $  2,807    $  1,302    $  1,375    $ 10,228
  Intersegment sales                  462      1,879          33         18           -           -       2,392
                                 --------   --------    --------   --------    --------    --------    --------
    Total sales                  $  1,306   $  3,431    $  2,381   $  2,825    $  1,302    $  1,375    $ 12,620
                                 ========   ========    ========   ========    ========    ========    ========
After-tax operating income       $    138   $    318    $    127   $     96    $     83    $     26    $    788
                                 ========   ========    ========   ========    ========    ========    ========

Goodwill (1)                     $     26   $    933    $    150   $  2,353    $    398    $    375    $  4,235
                                 ========   ========    ========   ========    ========    ========    ========

Six months ended
June 30, 2001
Sales:
  Third-party sales              $  1,037   $  1,939    $  2,598   $  3,175    $  1,347    $  2,071    $ 12,167
  Intersegment sales                  558      1,754          31         17           -           -       2,360
                                 --------   --------    --------   --------    --------    --------    --------
    Total sales                  $  1,595   $  3,693    $  2,629   $  3,192    $  1,347    $  2,071    $ 14,527
                                 ========   ========    ========   ========    ========    ========    ========
After-tax operating income       $    296   $    558    $    139   $    100    $     90    $     95    $  1,278
                                 ========   ========    ========   ========    ========    ========    ========
Goodwill amortization
 included in ATOI (2)            $      -   $    (11)   $      2   $    (30)   $     (8)   $    (18)   $    (65)
                                 ========   ========    ========   ========    ========    ========    ========

(1) Goodwill balances by segment at December 31, 2001, are as follows: Alumina & Chemicals $35, Primary Metals $929, Flat-Rolled Products $145, Engineered Products $2,312, Packaging & Consumer $331 and Other $271. Goodwill of $1,692 and $1,710 at June 30, 2002, and December 31, 2001, respectively, is included in corporate.

(2) Goodwill amortization of $11 and $22 is included in corporate for the three-month and six-month periods ended June 30, 2001, respectively.

The following table reconciles segment information to consolidated totals.

                                                Second quarter          Six months
                                                    ended                 ended
                                                   June 30               June 30
                                                   -------               -------
                                              2002       2001       2002       2001
                                             -------    -------    -------    -------
Total after-tax operating income             $   433    $   620    $   788    $ 1,278
Impact of intersegment profit eliminations        (1)        (8)        (4)        (4)
Unallocated amounts (net of tax):
  Interest income                                  9         12         19         20
  Interest expense                               (54)       (61)      (103)      (136)
  Minority interests                             (47)       (32)       (88)      (128)
  Corporate expense                              (53)       (66)      (111)      (132)
  Special items (B)                                -       (148)         -       (148)
  Accounting change (C)                            -          -         34          -
  Other                                          (55)       (10)       (85)       (39)
                                             -------    -------    -------    -------
Consolidated net income                      $   232    $   307    $   450    $   711
                                             =======    =======    =======    =======

The following table represents segment assets.

Segment assets:                           June 30                December 31
                                           2002                      2001
                                          -------                -----------
  Alumina and Chemicals                   $ 2,930                  $ 2,797
  Primary Metals                            7,266                    7,122
  Flat-Rolled Products                      3,581                    3,453
  Engineered Products                       6,343                    6,231
  Packaging and Consumer                    2,497                    2,498
  Other                                     2,019                    1,883
                                          -------                  -------
Total segment assets                      $24,636                  $23,984
                                          =======                  =======

The change in segment assets within the Alumina and Chemicals segment is primarily due to the effect of translation changes in Australia. The increase in segment assets in the Other group is primarily due to Alcoa Fujikura Ltd.'s
(AFL) acquisition of the remaining 50% interest in Engineered Plastic Components, Inc. as well as several smaller acquisitions in the AFL telecommunications business.

K. Subsequent Events - On July 17, 2002, Alcoa agreed to acquire the assets of Fairchild Fasteners from The Fairchild Corporation for $657 in cash. Fairchild Fasteners, a leading supplier of aerospace fasteners, will become part of Alcoa's Engineered Products segment. The transaction is expected to close in the fourth quarter of 2002, subject to the completion of customary regulatory approvals and approval by The Fairchild Corporation shareholders.

        On July 19, 2002, Alcoa signed a Memorandum of Understanding (MOU) with the Government of Iceland and Landsvirkjun, Iceland's national power company, formalizing their cooperation in the evaluation and potential development of a 295,000-mt per year (mtpy) aluminum smelter in eastern Iceland. The MOU encompasses the development of a 500-megawatt hydropower facility by Landsvirkjun in eastern Iceland, environmental and engineering studies of the smelter by Alcoa, construction of harbor and port facilities, as well as related infrastructure improvements in eastern Iceland.

        On July 31, 2002, Alcoa announced that it will temporarily curtail aluminum production at its 120,000 mtpy primary aluminum facility at Badin, North Carolina, which has been operating at 90,000 mtpy since September 2000. Additionally, Alcoa announced the permanent closure of capacity currently idle at its Troutdale, Oregon and Rockdale, Texas facilities. Troutdale's entire capacity of 121,000 mtpy has been curtailed since June 2000, while 76,000 mtpy of Rockdale's total 320,000 mtpy capacity has been idle for the past several years. These actions, the result of continuing implementation of Alcoa's long-term, low-cost production strategy, are expected to result in a special charge of $15 to $20 (after tax) in the third quarter of 2002.

      Report of Independent Accountants

      To the Shareholders and Board of Directors
      Alcoa Inc. (Alcoa)

            We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 2002, the related unaudited condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2002 and 2001, and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of Alcoa's management.

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

            We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 2001, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein). In our report dated January 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

            As discussed in Note C to the unaudited condensed consolidated financial statements, Alcoa changed its method of accounting for goodwill and other intangible assets effective January 1, 2002.

      /s/ PricewaterhouseCoopers LLP


      PricewaterhouseCoopers LLP

      Pittsburgh, Pennsylvania
      July 8, 2002, except for Note K,
      for which the date is July 31, 2002

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

Results of Operations

                                                       Second quarter ended          Six months ended
                                                            June 30                     June 30
                                                            -------                     -------
                                                      2002           2001          2002        2001
                                                   ---------       ---------    ----------   ---------
 Sales                                             $  5,245         $ 5,991      $10,228      $12,167
 Net income                                        $    232         $   307      $   450      $   711
 Income (excluding cumulative effect
  adjustment in 2002 and goodwill
  amortization in 2001)                            $    232         $   350      $   416      $   798
 Basic earnings per common share
  (after cumulative effect)                        $    .27         $   .36      $   .53      $   .82
 Diluted earnings per common share
  (after cumulative effect)                        $    .27         $   .35      $   .53      $   .81
 Shipments of aluminum products (mt)                  1,333           1,292        2,592        2,612
 Shipments of alumina (mt)                            1,796           1,730        3,621        3,761
 Alcoa's average realized ingot price              $    .67         $   .73      $   .66      $   .75
 Average 3-month LME price                         $    .63         $   .69      $   .63      $   .70

Earnings Summary

      Net income in the 2002 second quarter and 2002 six-month period was $232, or 27 cents per diluted share, and $450, or 53 cents per share, respectively. The decline in earnings of 24% in the 2002 second quarter and 37% in the 2002 six-month period, when compared to the corresponding 2001 periods, is primarily due to lower realized prices for alumina and aluminum, and lower volumes in certain segments, as well as the absence of power sales and gains on the sales of businesses that were recognized in the 2001 periods. Lower volumes, primarily in the Engineered Products and Other segments due to continued weakness in the aerospace, industrial gas turbine and telecommunications markets, contributed to the decline in earnings in the 2002 second quarter compared with the corresponding 2001 period, and lower volumes across all business segments except Primary Metals contributed to the volume decline in the 2002 six-month period compared with the corresponding 2001 period. Partly offsetting these declines were continued cost reduction efforts; the absence of special charges of $114 (after tax and minority interests) which were recognized in the second quarter of 2001; as well as the fact that goodwill is no longer amortized in 2002, resulting in positive impacts of $43 and $87 in the 2002 second quarter and six-month period, respectively. Additionally, net income in the 2002 six-month period included income of $34 from the cumulative effect of the change in accounting for goodwill under SFAS No. 142. This income is primarily the result of the write-off of negative goodwill from prior acquisitions.

      Second quarter 2002 sales decreased 12% from the 2001 second quarter and sales for the 2002 six-month period decreased 16% from the corresponding 2001 period. Lower prices, primarily for alumina and aluminum, and lower volumes, as noted previously, contributed to over half of the revenue decline in both the 2002 second quarter and six-month period compared to the corresponding 2001 periods. The dispositions of Thiokol and Reynolds' metal distribution business (RASCO) accounted for approximately one-third of the decline in sales. The lack of power sales in 2002 also contributed to the decrease in sales when compared to the 2001 period.

      Annualized return on shareholders' equity was 8.0% for the 2002 six-month period, compared with 13.1% for the 2001 six-month period. The decrease was primarily due to lower earnings in the 2002 period.

      Cost of goods sold (COGS) as a percentage of sales in the 2002 second quarter and six-month period was 80.0% and 80.6%, respectively, versus 76.9% and 76.6% in the corresponding 2001 periods. The higher percentages in 2002 were due to lower realized prices and lower volumes, offset somewhat by ongoing cost reductions generated by productivity and purchasing cost savings.

      Selling and general administrative expenses (S&GA) were down $49, or 15%, from the 2001 second quarter and $94, or 15%, from the 2001 six-month period. The decreases were due to lower spending and employee costs, lower bad debt expense and bad debt recoveries, and the dispositions of Thiokol and RASCO. S&GA as a percentage of sales was 5.3% and 5.4% for the 2002 second quarter and six-month period, respectively, compared to 5.4% and 5.3% in the corresponding 2001 periods.

      The provision for depreciation, depletion and amortization decreased by $40, or 13%, from the 2001 second quarter and $100, or 16%, from the 2001 six-month period. These decreases were primarily the result of ceasing amortization of goodwill in 2002 under the provisions of SFAS No. 142.

      In the second quarter of 2001, Alcoa recorded a charge of $212 ($114 after tax and minority interests) as part of its ongoing segment review to optimize assets and lower costs. This charge consisted of asset write-downs ($172 pre-tax), employee termination and severance costs ($32 pre-tax) and exit costs ($8 pre-tax). The charge was primarily due to actions taken in Alcoa's Primary Products businesses (within the Alumina and Chemicals segment and the Primary Metals segment) because of economic and competitive conditions. These actions included the shutdown of the company's magnesium plant in Addy, Washington and closing the company's alumina refinery on St. Croix, U.S. Virgin Islands, its smelter in Suriname, and a chemical plant located in Louisiana. These actions were substantially completed in 2001, with the exception of site remediation work that is ongoing.

      Interest expense decreased $10, or 11%, and $50, or 24%, from the 2001 second quarter and six-month period, respectively. The decreases in interest expense were due to lower average effective interest rates.

      Other income declined $73, or 68%, from the 2001 second quarter and $110, or 55%, from the 2001 six-month period. The decrease in the 2002 second quarter compared with the 2001 second quarter is primarily due to a $38 gain on the sale of Thiokol recognized in the 2001 second quarter and unfavorable currency translation adjustments of $25 quarter-over-quarter. The decrease in the 2002 six-month period compared with the corresponding 2001 period was due to $78 higher net gains on asset sales recognized in 2001, primarily attributable to the sales of Thiokol, Alcoa Proppants, Inc. and Alcoa's interest in a Latin American cable business; a decrease of $34 in equity earnings, driven by a restructuring at Elkem; as well as unfavorable currency translation adjustments of $20 year-over-year, somewhat offset by $28 related to several favorable nonoperating gains.

      The effective tax rate of 31.0% in 2002 differs from the 2001 rate of 32.5% and the statutory rate of 35.0% due to taxes on foreign income and the impact of ceasing goodwill amortization.

      Minority interests' share of income from operations increased $15, or 47%, from the 2001 second quarter primarily due to the impact of $34 of special charges recognized in the 2001 second quarter, partially offset by lower earnings at Alcoa World Alumina and Chemicals (AWAC). Minority interests' share of income decreased $40, or 31%, from the 2001 six-month period primarily due to the impact of special charges noted above, as well as lower income in 2002 at AWAC, Alcoa Fujikura Ltd. (AFL) and Aluminio.

Segment Information

I.      Alumina and Chemicals

                                                     Second quarter ended           Six months ended
                                                           June 30                     June 30
                                                           -------                     -------
                                                    2002            2001          2002         2001
                                                ------------     -----------   -----------  -----------
  Alumina production                                 3,201           3,258          6,313       6,588
  Third-party alumina shipments                      1,796           1,730          3,621       3,761

  Third-party sales                               $    419          $  490        $   844     $ 1,037
  Intersegment sales                                   233             275            462         558
                                                  --------       ---------     ---------   ----------
    Total sales                                   $    652          $  765        $ 1,306     $ 1,595
                                                  ========       =========     ==========  ==========

  After-tax operating income                      $     73          $  130        $   138     $   296
                                                  ========      ==========     ==========  ==========


      Third-party sales for this segment decreased 15% from the 2001 second quarter primarily as a result of a 12% decline in realized prices for alumina from the corresponding 2001 period. Third-party sales decreased 19% from the 2001 six-month period, primarily due to lower realized prices and lower shipments. Realized prices declined 17% and shipments declined 4% from the 2001 six-month period. Intersegment sales for the 2002 second quarter and six-month period decreased 15% and 17%, respectively, due to lower prices and the curtailments of alumina production at Point Comfort and aluminum production capacity at smelters in the northwestern U.S.

      ATOI for this segment decreased 44% and 53% from the 2001 second quarter and six-month period, respectively. The declines in both periods were primarily due to lower realized prices for alumina, with lower volumes contributing to the decline in ATOI in the 2002 six-month period compared with the corresponding 2001 period.

      Demand is expected to increase slightly due to continuing global economic recovery and smelter restarts.

II. Primary Metals

                                                   Second quarter ended           Six months ended
                                                          June 30                      June 30
                                                          -------                      -------
                                                    2002           2001           2002           2001
                                                -----------     ----------    -----------    -----------
  Aluminum production                                  878             891          1,719         1,808
  Third-party aluminum shipments                       507             494          1,010           970

  Third-party sales                                $   788         $   972        $ 1,552       $ 1,939
  Intersegment sales                                 1,001             887          1,879         1,754
                                                ----------     -----------     ----------     ---------
    Total sales                                    $ 1,789         $ 1,859        $ 3,431       $ 3,693
                                                ==========     ===========     ==========     =========

  After-tax operating income                       $   175         $   264        $   318       $   558
                                                ==========     ===========     ==========     =========

      Third-party sales for the Primary Metals segment decreased 19% in the 2002 second quarter and 20% in the 2002 six-month period compared to the corresponding 2001 periods. The decreases were primarily due to lower realized prices as well as the absence of power sales resulting from production curtailments in plants located in the northwestern U.S. in 2001. Alcoa's average realized third-party price for ingot declined 8% and 12% from the 2001 second quarter and six-month period, respectively.

      ATOI for this segment decreased 34% from the 2001 second quarter and 43% from the 2001 six-month period. The decreases were driven by lower realized prices and the absence of power sales, net of power and other contractually required costs and the impact of lost aluminum sales, which contributed approximately $35 and $70 in the 2001 second quarter and 2001 six-month period, respectively. These decreases were partially offset by the positive impact of the Warrick insurance claim settlement related to a power outage at the smelter (which is offset in corporate), as well as cost savings recognized in 2002.

      In July 2002, as a result of recently announced temporary capacity curtailments and permanent closures of certain capacity currently idle, Alcoa has approximately 438,000 mt per year (mtpy) of idle capacity on a base capacity of 3,948,000 mtpy.

III. Flat-Rolled Products

                                                                Second quarter ended           Six months ended
                                                                        June 30                     June 30
                                                                        -------                     -------
                                                                  2002           2001          2002          2001
                                                               ---------      ---------      ---------     ---------
  Third-party aluminum shipments                                    456             450            895           920

  Third-party sales                                             $ 1,192         $ 1,255        $ 2,348       $ 2,598
  Intersegment sales                                                 18              15             33            31
                                                                -------       ---------      ---------     ---------
    Total sales                                                 $ 1,210         $ 1,270        $ 2,381       $ 2,629
                                                                =======       =========      =========     =========

  After-tax operating income                                    $    66         $    74        $   127       $   139
                                                                =======       =========      =========     =========

      Third-party flat-rolled product sales decreased 5% in the 2002 second quarter and 10% in the 2002 six-month period compared with the comparable 2001 periods. The decrease in third-party sales in the 2002 second quarter compared with the 2001 second quarter was driven by lower prices and a weaker product mix in the U.S. and Europe, and lower shipments in the aerospace market in Europe, somewhat offset by an increase in volumes in rigid container sheet and sheet and plate in the U.S. The decrease in third-party sales in the 2002 six-month period compared with the 2001 six-month period was driven by overall 3% lower volumes, lower prices and a weaker product mix in both the U.S. and Europe.

      ATOI for the Flat-Rolled Products segment fell 11% and 9% compared with the 2001 second quarter and six-month period, respectively. The decreases in both periods were primarily due to lower volumes, lower prices and a weaker product mix in Europe, as well as a weaker mix for sheet and plate in the U.S., partially offset by lower metal and conversion costs and cost savings in rigid container sheet.

      Overall shipments are expected to remain flat, while demand for rigid container sheet remains relatively strong and shipment declines are expected in the automotive market due to seasonal factors.

IV. Engineered Products

                                                 Second quarter ended            Six months ended
                                                       June 30                       June 30
                                                       -------                       -------
                                                 2002           2001            2002          2001
                                              ---------      ---------        ---------    ----------
  Third-party aluminum shipments                   252             242              480          496

  Third-party sales                           $  1,411         $ 1,582          $ 2,807      $ 3,175
  Intersegment Sales                                10               8               18           17
                                              --------       ---------        ---------    ---------
    Total sales                               $  1,421         $ 1,590          $ 2,825      $ 3,192
                                              ========       =========        =========    =========

  After-tax operating income                  $     45         $    60          $    96      $   100
                                              ========       =========        =========    =========

      Engineered Products' third-party sales declined 11% and 12% compared with the 2001 second quarter and six-month period, respectively, primarily due to lower volumes attributed to continued weak market conditions in the building and construction market in Europe and the aerospace and industrial gas turbine markets in the U.S. These negatives were somewhat offset by higher volumes due to continued improvement in the commercial transportation market.

      ATOI for the segment decreased 25% in the 2002 second quarter and 4% in the 2002 six-month period versus the corresponding 2001 periods. These decreases resulted from a decline in volumes due to continued weak market conditions for aerospace and industrial gas turbines. These declines were partially offset by higher volumes in the commercial transportation market, productivity and purchasing cost savings, as well as the absence of goodwill amortization of $15 and $30 in the 2002 second quarter and six-month period, respectively.

      Overall revenues are expected to decline due to seasonal factors in the automotive market along with declining build rates in both the aerospace and industrial gas turbine markets.

V. Packaging and Consumer

                                    Second quarter ended     Six months ended
                                         June 30                  June 30
                                         -------                  -------
                                     2002          2001       2002       2001
                                    ------        ------     ------     ------
  Third-party aluminum shipments        31            41         62         83

  Third-party sales                 $  678        $  701     $1,302     $1,347

  After-tax operating income        $   55        $   47     $   83     $   90

     Third-party sales for this segment for the 2002 second quarter and six-month period decreased 3% compared with both the 2001 second quarter and six-month periods. These decreases were primarily due to lower volumes, lower prices and currency devaluation in Latin America and lower volumes in the foodservice and flexible packaging businesses. Partly offsetting these decreases were higher volumes in the closures and consumer foil businesses.

     For this segment, ATOI rose 17% in the 2002 second quarter, while falling 8% in the 2002 six-month period compared with the comparable 2001 periods. The increase in ATOI in the 2002 second quarter compared with the 2001 second quarter was due primarily to lower material costs in the closures, foodservice, and flexible packaging businesses and the absence of goodwill amortization for this segment of $4, somewhat offset by lower volumes, lower prices, currency devaluation and lower equity income in Latin America. The decrease of 8% in ATOI in the 2002 six-month period compared with the corresponding 2001 period was primarily due to the decreases in Latin America as mentioned above, partially offset by lower material costs in the closures, consumer foil and foodservice businesses and the absence of goodwill amortization for this segment of $8.

     Overall demand is expected to increase slightly due to an increase in the consumer packaging market, offsetting a slight seasonal decline in the closures business.

VI. Other

                                    Second quarter ended     Six months ended
                                         June 30                  June 30
                                         -------                  -------
                                     2002          2001       2002       2001
                                    ------        ------     ------     ------
  Third-party aluminum shipments        87            65        145        143

  Third-party sales                 $  757        $  991     $1,375     $2,071

  After-tax operating income        $   19        $   45     $   26     $   95

     For this group, third-party sales decreased 24% in the 2002 second quarter and 34% in the 2002 six-month period compared with the corresponding 2001 periods. These decreases were the result of the divestitures of Thiokol and RASCO in 2001, as well as lower volumes and lower prices in the AFL telecommunications business as continued depressed business conditions prevailed. These decreases were partly offset by increased third-party sales at AFL automotive due to the acquisition of the remaining 50% interest in Engineered Plastic Components, Inc. (EPC) as well as slightly higher third-party sales for both the automotive and building and construction businesses.

     ATOI for this group declined $26 compared with the 2001 second quarter and $69 compared with the 2001 six-month period. The decreases in ATOI in both periods were primarily due to the divestitures noted above and volume losses in the telecommunications business, somewhat offset by volume and cost improvements in the automotive and building and construction businesses, the acquisition of the remaining 50% interest in EPC at AFL automotive, as well as the absence of goodwill amortization of $8 and $18 in the 2002 second quarter and six-month period, respectively.

     The residential building and construction market is expected to remain seasonally strong, while a slight decrease is expected in the automotive business due to seasonal factors in the market. We expect continued depressed business conditions within the telecommunications market.

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

     The significant changes in the reconciling items between ATOI and consolidated net income for the 2002 second quarter and six-month period compared with the corresponding 2001 periods consisted of: a decrease in interest expense of $7 for the quarter and $33 for the six-month period due to lower interest rates; a decrease of $148 in both periods for special items which were recognized in 2001; an increase in other of $45 for the quarter and $46 for the six-month period primarily due to currency translation adjustments and the changes in cash surrender value on corporate-owned life insurance; and an increase in accounting change of $34 in the six-month period as a result of the cumulative effect of the accounting change for goodwill.

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

     Alcoa's aluminum commodity risk management policy is to manage, through the use of futures and options contracts, the aluminum price risk associated with a portion of its fixed price firm commitments. At June 30, 2002, these contracts totaled approximately 570,000 mt with a fair value loss of approximately $9 (pre-tax).

     Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the company may elect to sell forward a portion of its anticipated primary aluminum and alumina production to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At June 30, 2002, these contracts totaled 18,000 mt. The fair value of these contracts at June 30, 2002 was not material. These contracts act to fix a portion of the sales price related to these sales contracts.

     Alcoa purchases natural gas and fuel oil to meet its production requirements. These purchases expose the company to the risk of higher natural gas and fuel oil prices. To hedge this risk, Alcoa enters into long positions, principally futures and options. Alcoa follows a stable pattern of purchasing natural gas and fuel oil; therefore, it is highly likely that anticipated purchases will occur. At June 30,

2002, the fair value of the contracts for natural gas and fuel oil was a gain of approximately $14 (pre-tax).

     Alcoa also purchases certain other commodities, such as electricity, for its operations and may enter into futures and options contracts to eliminate volatility in the price of these commodities. None of these contracts were material at June 30, 2002.

Financial Risk

Currencies - Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a loss of approximately $7 (pre-tax) at June 30, 2002.

     In addition, certain contracts are used to offset a portion of the impact of exchange and interest rate changes on foreign currency denominated debt. These contracts are marked to market and offset a portion of the impact of the exchange differences on the debt. The mark to market gains on these contracts were $48 (pre-tax) at June 30, 2002.

Interest Rates - Alcoa uses interest rate swaps to help maintain a reasonable balance between fixed- and floating-rate debt and to keep financing costs as low as possible. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of a portion of its outstanding fixed-rate debt. The fair value of these swaps was a gain of approximately $93 (pre-tax) at June 30, 2002.

Material Limitations - The disclosures with respect to commodity prices, interest rates, and foreign exchange risk do not take into account the underlying anticipated purchase obligations and the underlying transactional foreign exchange exposures. If the underlying items were included in the analysis, the gains or losses on the futures and options contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa's control and could vary significantly from those factors disclosed.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 28 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 71 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

     As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters. For example, there are issues related to Alcoa's Massena, New York sites where investigations are ongoing and where natural resource damage or off-site contaminated sediments have been alleged. The following discussion provides additional details regarding the current status of certain sites.

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

     Portions of the St. Lawrence River system adjacent to a former Reynolds plant are also contaminated with PCB, and during 2001, Alcoa substantially completed a dredging remedy for the St. Lawrence River. Further analysis of the condition of the sediment is being performed. Any required additional dredging or capping of residual contamination is likely to be completed during the 2003 construction season. The most probable cost of any such additional remediation is fully reserved and Alcoa does not believe that any additional liability for this site is reasonably possible.

     POINT COMFORT/LAVACA BAY. Since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the "Alcoa (Point Comfort)/Lavaca Bay Site" on the National Priorities List. In December 2001, the EPA issued its Record of Decision (ROD) selecting the final remedial approach for the site, which is fully reserved. The company is negotiating a Consent Order with the EPA under which it will undertake to implement the remedy. The company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for Lavaca Bay. The cost of such restoration is reserved and Alcoa anticipates negotiating a Consent Decree with the trustees under which it will implement the restoration. Alcoa does not believe that any additional liability for this site is reasonably possible.

     TROUTDALE, OREGON. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa is cooperating with the EPA and, under a September 1995 consent order, is working with the EPA to identify cleanup solutions for the site. Following curtailment of active production operations and based on further evaluation of remedial options, the company has determined the most probable cost of cleanup. This amount has been fully reserved and Alcoa does not believe that any additional liability for this site is reasonably possible. The company anticipates a final ROD to be issued by the EPA in 2002.

     SHERWIN, TEXAS. In connection with the sale of the Sherwin alumina refinery in Texas, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa's share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering and regulatory status applicable to final closure. The most probable cost for remediation has been reserved. It is reasonably possible that an additional liability, not expected to exceed $75, may be incurred if actual experience varies from the original assumptions used.

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

     Alcoa's remediation reserve balance at June 30, 2002 was $422 (of which $73 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2002 second quarter were $10. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

     Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations
Cash from operations for the 2002 six-month period totaled $667, compared with $938 in the corresponding 2001 period. The decrease of $271, or 29%, resulted primarily from a decrease of $540 in net income after adjustments for non-cash items, partially offset by $269 lower working capital requirements. The decrease in net income and adjustments for non-cash items was primarily due to lower volumes; lower realized prices; lower depreciation and amortization expense, primarily due to the change in accounting for goodwill under SFAS No. 142; and the special items charges recognized in 2001. The decrease in working capital requirements is due to weak market conditions during the 2002 six-month period compared with the 2001 six-month period.

Financing Activities
Financing activities provided $18 of cash in the 2002 six-month period, compared with $2,704 used in the corresponding 2001 period. The change in cash provided from financing activities in the 2002 six-month period compared with the 2001 six-month period is primarily due to the following: a change of $2,525 in short-term borrowings due to repayments of short-term debt in the 2001 six-month period that were funded by the proceeds from the sales of operations required to be divested from the Reynolds merger, the sale of Thiokol and issuing additional debt; a decrease of $544 related to common stock issued for stock plans; a decrease in share repurchases of the company's common stock, using $212 to repurchase 5,958,100 shares in the 2002 six-month period versus $1,028 used to repurchase 26,467,872 shares in the 2001 six-month period; an increase of $156 in cash due to a decrease in dividend payments to minority interests; an increase of $1,031 in cash due to commercial paper borrowings; a decrease of $1,772 related to long-term debt additions, as Alcoa issued $1,500 of long-term notes in May 2001, the proceeds of which were used to refinance debt and for general corporate purposes; and an increase of $505 in cash due to lower long-term debt payments.

     In April 2002, Alcoa refinanced its $2,000 revolving-credit agreement that was to expire in April 2002 into a revolving-credit agreement that expires in April 2003.

     In August 2002, Moody's Investors Service downgraded the long-term debt ratings of Alcoa from A1 to A2 and its rated subsidiaries principally from A2 to A3. Alcoa's Prime-2 short term rating was not included in the review. The impact of the downgrade is not expected to be material to the company. In July 2002, Standard and Poor's Rating Services reaffirmed Alcoa's A-1 credit rating.

     In July 2002, Alcoa completed the acquisition of Ivex Packaging Corporation which was funded with commercial paper borrowings. Currently, Alcoa is considering refinancing a portion of its commercial paper borrowings into long-term debt.

Investing Activities
Investing activities used $751 of cash during the 2002 six-month period, compared with cash provided of $1,868 in the 2001 six-month period. The change in cash of $2,619 in the 2002 six-month period compared with the 2001 six-month period is primarily due to dispositions of assets required to be divested from the Reynolds merger as well as proceeds from the sale of Thiokol, which returned $2,471 in the 2001 period.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on December 26, 2001, three citizens groups filed an action in the U.S. District Court for the Western District of Texas against Alcoa. The groups alleged that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered various requirements under the federal Clean Air Act and the Texas Clean Air Act and that the plant did not comply with those requirements. The groups also alleged that the plant violated opacity limits. On January 29, 2002, the company filed its answer to the complaint denying the allegations. In addition, on January 9, 2002, the Texas Natural Resource Conservation Commission (TNRCC) issued a Notice of Enforcement and the Environmental Protection Agency (EPA), Region VI, issued a Notice of Violation against Alcoa. Both notices allege that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered requirements under the Clean Air Act and the Texas Clean Air Act and the plant did not comply with those requirements. On June 24, 2002, the Department of Justice, the EPA, the TNRCC and Alcoa agreed to resolve the Texas and federal allegations with the permitting of reduced emission limits for the power plant and the payment of a civil penalty of $1.5 million, as well as supplemental environmental capital projects of $2.5 million.

In June 2002, the EPA, Region III, informed Howmet Corporation that as a result of negotiations between the EPA and Howmet, the EPA would propose a Consent Agreement and Final Order ("CAFO") to resolve its determination that Howmet's Hampton Casting plant in Hampton, VA, violated the Resource Conservation and Recovery Act and applicable federal and state hazardous waste management regulations. The CAFO will also require Howmet to certify its compliance with the Resource Conservation and Recovery Act, and the regulations relevant to the alleged violations and to pay a civil penalty. Howmet has undertaken the steps to be in compliance since the incidents occurred and has agreed to enter into the CAFO with the EPA and pay a civil penalty of $193,006.

In May and June of 2002, seven lawsuits were filed against Reynolds and Alcoa in the District Court of Wharton County, Texas. (Two were later dismissed by the plaintiffs.) The lawsuits seek to recover damages relating to the presence of trichloroethylene in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. The current operator, Bon L. Campo Limited Partnership (Bon
L. Campo), and Tredegar Corporation also have been listed as defendants in some of the lawsuits. Three of the lawsuits request certification of class status for other allegedly affected individuals. Bon L. Campo filed to remove five of the lawsuits to the United States District Court, Southern District of Texas, Houston Division. Alcoa and Reynolds filed to remove two of the lawsuits to the same court. Alcoa and Reynolds have filed answers and counterclaims in all the lawsuits. The counterclaims seek a declaration that Alcoa and Reynolds can continue their mitigation, investigation and remediation efforts at and around the former Reynolds facility. In addition, they seek stays of the lawsuits until the TNRCC has exercised its jurisdiction over the matter to determine the source or sources and the nature and extent of contamination as well as the appropriate overall remediation that may be needed. Reynolds owned and operated the facility from 1971 to 1997 and sold the facility to Bon L. Campo prior to Alcoa's acquisition of Reynolds. Currently, the amount of any possible loss cannot be estimated.

In the first half of 2002, Alcoa discovered that a former Reynolds' distribution entity, RASCO, may have sold upwards of 800,000 pounds of aluminum plate made by an unrelated company for use in the Northwest maritime industry that may not be suitable for that use. Reynolds and the current owner of the business and the manufacturer of the metal are working jointly to identify the issues and find resolutions. All customers have been notified of the issue, inspection protocols have been put into place and the United States Coast Guard has been notified and is involved in the resolution process. Three lawsuits have been filed by ship owners or operators and the parties have been working cooperatively toward satisfactory resolutions. Currently, the amount of any possible loss cannot be estimated.

Item 4.  Submission of Matters to a Vote of Security Holders.

Information called for by this item with respect to the annual meeting of Alcoa shareholders held on April 19, 2002, is contained in Part II - Item 4 of Alcoa's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 5.  Other Information

The date of Alcoa's 2003 annual meeting of shareholders has been changed to April 11, 2003 to avoid a conflict with the Good Friday holiday. The deadlines for submission of shareholder proposals remain unchanged as follows: For shareholder proposals to be considered for the 2003 proxy statement, they must be submitted in writing by October 18, 2002. No proposals received after January 19, 2003 may be raised at the annual meeting. Address all shareholder proposals to: Secretary's Office, Alcoa Inc., 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858, Attention: Janet Duderstadt, Assistant Secretary.

During 2002, the company has continued work on new developments in inert anode technology and the pursuit of patent protection in jurisdictions throughout the world related to these advanced technologies. After 223 days of cell testing in Italy, the company, on June 3, 2002, started inert anode assembly testing in a full pot at its Massena, New York commercial smelting facility. Progress has been successful in many respects as a result of the testing in Italy. However, there are remaining issues to overcome, including mitigation of in-use anode cracking, improvement of long-term current efficiency and anode life, and reduction in operating voltage. Based upon the results of tests in Massena, the company plans expanded full pot testing with anode assemblies incorporating further improvements in structural design and manufacturing costs. The number of full pots operating with inert anodes may be expanded to four during the first quarter of 2003. If the technology proves to be commercially feasible, the company believes that it will be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

 3.   By-Laws as amended
10. Amended and Extended Revolving Credit Agreement (364-Day), dated as of April 26, 2002
12.   Computation of Ratio of Earnings to Fixed Charges
15.   Letter regarding unaudited interim financial information

(b) Reports on Form 8-K. None were filed in the second quarter of 2002. During the third quarter of 2002 (to date), Alcoa has filed two reports on Form 8-K with the Securities and Exchange Commission, reporting matters under Item 5:

      (1) a Form 8-K dated July 1, 2002, reporting that Alcoa had completed its previously announced agreement to acquire Chicago-based Ivex Packaging Corporation; and
      (2) a Form 8-K dated July 17, 2002, reporting that Alcoa has agreed to acquire the assets of Fairchild Fasteners, a leading supplier of aerospace fasteners, from The Fairchild Corporation for $657 million in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Alcoa Inc.




August 6, 2002                         By /s/ RICHARD B. KELSON
-----------------------                ----------------------------
Date                                     Richard B. Kelson
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

August 6, 2002                         By /s/ TIMOTHY S. MOCK
-------------------------              ----------------------------
Date                                     Timothy S. Mock
                                         Vice President - Alcoa Business
                                         Support Services and Controller
                                         (Chief Accounting Officer)

                                    EXHIBITS

 3.  By-Laws as amended
10. Amended and Extended Revolving Credit Agreement (364-Day), dated as of April 26, 2002
12.  Computation of Ratio of Earnings to Fixed Charges
15.  Letter regarding unaudited interim financial information