Form 10-Q
period 2002-09-30
ALCOA INC
filed 2002-10-23
CIK 4281

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

For the Quarter Ended September 30, 2002           Commission File Number 1-3610

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

                                    Yes  X     No

     As of October 18, 2002, 844,270,310 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

Alcoa and subsidiaries
Condensed Consolidated Balance Sheet
(in millions)

                                                                 (unaudited)
                                                                 September 30   December 31
ASSETS                                                               2002           2001
                                                                 ------------  -------------
Current assets:
    Cash and cash equivalents                                     $   463         $   512
    Short-term investments                                             74              15
    Receivables from customers, less allowances of
     $119 in 2002 and $129 in 2001                                  2,662           2,577
    Other receivables                                                 259             288
    Inventories (F)                                                 2,388           2,531
    Deferred income taxes                                             382             410
    Prepaid expenses and other current assets                         538             459
                                                                  -------         -------
      Total current assets                                          6,766           6,792
                                                                  -------         -------

Properties, plants and equipment, at cost                          23,000          22,536
Less: accumulated depreciation, depletion and amortization         10,787          10,554
                                                                  -------         -------
      Net properties, plants and equipment                         12,213          11,982
                                                                  -------         -------
Goodwill (C)                                                        6,314           5,733
Other assets (C)                                                    3,882           3,848
                                                                  -------         -------
      Total assets                                                $29,175         $28,355
                                                                  =======         =======

LIABILITIES
Current liabilities:
    Short-term borrowings                                         $    98         $   142
    Accounts payable, trade                                         1,591           1,630
    Accrued compensation and retirement costs                         860             889
    Taxes, including taxes on income                                  621             903
    Other current liabilities                                       1,146           1,336
    Long-term debt due within one year                                 96             103
                                                                  -------         -------
        Total current liabilities                                   4,412           5,003
                                                                  -------         -------

Long-term debt, less amount due within one year (G)                 7,938           6,388
Accrued postretirement benefits                                     2,408           2,513
Other noncurrent liabilities and deferred credits                   1,817           1,968
Deferred income taxes                                                 588             556
                                                                  -------         -------
        Total liabilities                                          17,163          16,428
                                                                  -------         -------

MINORITY INTERESTS                                                  1,284           1,313
                                                                  -------         -------

COMMITMENTS AND CONTINGENCIES (H)

SHAREHOLDERS' EQUITY
Preferred stock                                                        55              56
Common stock                                                          925             925
Additional capital                                                  6,096           6,114
Retained earnings                                                   7,651           7,517
Treasury stock, at cost                                            (2,845)         (2,706)
Accumulated other comprehensive loss (I)                           (1,154)         (1,292)
                                                                  -------         -------
        Total shareholders' equity                                 10,728          10,614
                                                                  -------         -------
         Total liabilities and equity                             $29,175         $28,355
                                                                  =======         =======

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Income (unaudited)
(in millions, except per share amounts)

                                         Third quarter ended      Nine months ended
                                             September 30           September 30
                                             ------------           ------------
                                           2002        2001       2002        2001
                                           ----        ----       ----        ----
Sales                                    $  5,222    $  5,511   $ 15,450    $ 17,678
                                         --------    --------   --------    --------

Cost of goods sold                          4,165       4,228     12,405      13,548
Selling, general administrative
 and other expenses                           268         273        823         922
Research and development expenses              53          47        156         151
Provision for depreciation,
 depletion and amortization (C)               290         309        820         939
Special items (B)                              39           -         39         212
Interest expense                               95          85        253         293
Other(income)expense, net                     (23)          3       (112)       (196)
                                         --------    --------   --------    --------

                                            4,887       4,945     14,384      15,869
                                         --------    --------   --------    --------

     Income before taxes on income            335         566      1,066       1,809
Provision for taxes on income                  93         175        320         579
                                         --------    --------   --------    --------
     Income from operations                   242         391        746       1,230

Less: Minority interests' share                49          52        137         180
                                         --------    --------   --------    --------

     Income before accounting change          193         339        609       1,050

Cumulative effect of accounting change
 for goodwill (C)                               -           -         34           -
                                         --------    --------   --------    --------

NET INCOME                               $    193    $    339   $    643    $  1,050
                                         ========    ========   ========    ========

EARNINGS PER SHARE (J)
   Basic (before cumulative effect)      $    .23    $    .40   $    .72    $   1.22
                                         ========    ========   ========    ========
   Basic cumulative effect of
    accounting change                           -           -        .04           -
                                         --------    --------   --------    --------
   Basic (after cumulative effect)       $    .23    $    .40   $    .76    $   1.22
                                         ========    ========   ========    ========

   Diluted (before cumulative effect)    $    .23    $    .39   $    .71    $   1.21
                                         ========    ========   ========    ========
   Diluted cumulative effect of
    accounting change                           -           -        .04           -
                                         --------    --------   --------    --------
   Diluted (after cumulative effect)     $    .23    $    .39   $    .75    $   1.21
                                         ========    ========   ========    ========

Dividends paid per common share          $   .150    $   .150   $   .450    $   .450
                                         ========    ========   ========    ========

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries
Condensed Statement of Consolidated Cash Flows (unaudited)
(in millions)

                                                               Nine months ended
                                                                 September 30
                                                                 ------------
                                                                2002       2001
                                                              ---------  ---------
CASH FROM OPERATIONS
Net income                                                     $   643    $ 1,050
Adjustments to reconcile net income to cash from operations:
   Depreciation, depletion and amortization                        827        949
   Change in deferred income taxes                                  (4)       (15)
   Equity income, net of dividends                                 (32)       (43)
   Noncash special items (B)                                        39        196
   Gains from investing activities - sale of assets                (16)       (91)
   Minority interests                                              137        180
   Accounting change (C)                                           (34)         -
   Other                                                            48        (43)
Changes in assets and liabilities, excluding effects of
 acquisitions and divestitures:
   Reduction in receivables                                        133        364
   Reduction (increase) in inventories                             193       (217)
   Reduction (increase) in prepaid expenses and
     other current assets                                           28       (134)
   Reduction in accounts payable and accrued expenses             (454)      (438)
   (Reduction) increase in taxes, including taxes on income       (265)       160
   Net change in noncurrent assets and liabilities                (234)      (190)
                                                               -------    -------
      CASH PROVIDED FROM OPERATIONS                              1,009      1,728
                                                               -------    -------

FINANCING ACTIVITIES
Net changes to short-term borrowings                              (310)    (2,625)
Common stock issued for stock compensation plans                    48        555
Repurchase of common stock                                        (224)    (1,338)
Dividends paid to shareholders                                    (382)      (390)
Dividends paid to minority interests                              (122)      (245)
Net change in commercial paper                                      56       (144)
Additions to long-term debt                                      1,593      1,985
Payments on long-term debt                                        (137)      (803)
                                                               -------    -------
      CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES           522     (3,005)
                                                               -------    -------
INVESTING ACTIVITIES
Capital expenditures                                              (856)      (813)
Acquisitions, net of cash acquired (E)                            (595)      (126)
Proceeds from the sale of assets                                    54      2,485
Additions to investments                                           (28)       (87)
Changes in short-term investments                                  (59)        45
Changes in minority interests                                      (39)         -
Other                                                               (8)       (10)
                                                               -------    -------
      CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES        (1,531)     1,494
                                                               -------    -------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (49)       (60)
                                                               -------    -------
Net change in cash and cash equivalents                            (49)       157
Cash and cash equivalents at beginning of year                     512        315
                                                               -------    -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   463    $   472
                                                               =======    =======

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements
(dollars in millions, except per-share amounts)

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

        During 2002, various adjustments were recorded to the 2001 restructuring program reserves. Additional restructuring charges of $9 ($2 of which was recorded in the 2002 third quarter) were recorded for employee termination and severance costs, primarily related to additional severance costs not accruable in 2001 for layoffs of approximately 250 salaried and hourly employees, primarily in Europe and Mexico. Also, reversals of restructuring reserves of $23 ($9 of which was recorded in the 2002 third quarter) were recorded due to changes in estimates of liabilities resulting from lower than expected costs associated with certain plant shutdowns and disposals.

        In the third quarter of 2002, Alcoa recorded a special charge of $39 ($23 after tax and minority interests), primarily as a result of the curtailment of aluminum production at three smelters. Alcoa temporarily curtailed aluminum production at its Badin, North Carolina plant and permanently closed its Troutdale, Oregon plant as well as approximately 25% of the capacity at its Rockdale, Texas facility. The actions taken resulted in charges of $9 for asset write-downs of buildings and equipment, $24 for employee termination and severance costs related to approximately 500 salaried and hourly employees at the various facilities, and charges of $13 primarily for remediation and demolition costs. The remaining carrying value and results of operations related to these facilities were not material. These charges of $46, as previously detailed, were somewhat offset by a net credit of $7, primarily related to reversals of 2001 restructuring reserves as noted above.

        As of September 30, 2002, approximately 8,300 of the 11,150 employees had been terminated. The workforce reductions consisted of hourly and salaried employees at various manufacturing facilities-primarily located outside of the U.S.-due to weak market conditions and the shutdowns of several manufacturing facilities.

        The reserve balances and associated activity consisted of:

                                                                                 Employee
                                                                                Termination
                                                                 Asset         and Severance
                                                              Write-downs          Costs          Other    Total
--------------------------------------------------------------------------------------------------------------------
2001:
----
Total restructuring charges                                     $ 372             $ 178           $  16     $ 566
Cash payments                                                      (3)              (32)             (5)      (40)
Noncash charges*                                                 (288)                -               -      (288)
--------------------------------------------------------------------------------------------------------------------
Reserve balance at December 31, 2001                            $  81             $ 146           $  11     $ 238
--------------------------------------------------------------------------------------------------------------------
2002:
----
Cash payments                                                     (15)              (52)             (7)      (74)
2002 restructuring charges                                          9                24              13        46
Noncash charges                                                    (9)                -               -        (9)
Additions to 2001 restructuring charges                             -                 9               -         9
Reversals of 2001 restructuring reserves                          (10)              (13)              -       (23)
--------------------------------------------------------------------------------------------------------------------
Reserve balance at September 30, 2002                           $  56             $ 114           $  17     $ 187
--------------------------------------------------------------------------------------------------------------------

* Adjusted

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

        The effects of adopting the new standards on net income and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001, follow.

                                       Third quarter ended                       Nine months ended
                                          September 30:                            September 30:
                                          -------------                            -------------
                                Net Income          Diluted EPS           Net Income         Diluted EPS
                                ----------          -----------           ----------         -----------
                             2002        2001     2002       2001     2002        2001     2002       2001
                             ----        ----     ----       ----     ----        ----     ----       ----
Net income                  $ 193       $ 339    $ .23      $ .39    $ 643       $1,050   $ .75       $1.21
Less:  cumulative effect
 income from accounting
 change for goodwill            -           -        -          -      (34)           -    (.04)          -
                            -----       -----    -----      -----    -----       ------   -----       -----
Income, excluding
 cumulative effect            193         339      .23        .39      609        1,050     .71        1.21
Add: goodwill
 amortization                   -          41        -        .05        -          128       -         .15
                            -----       -----    -----      -----    -----       ------   -----       -----
Income excluding
 cumulative effect in
 2002 and goodwill
 amortization in 2001       $ 193       $ 380    $ .23      $ .44    $ 609       $1,178   $ .71       $1.36
                            =====       =====    =====      =====    =====       ======   =====       =====

        The cumulative effect adjustment recognized upon adoption of these new standards was $34 (after tax), consisting of income from the write-off of negative goodwill from prior acquisitions of $49, offset by a $15 write-off for the impairment of goodwill in the automotive business resulting from a change in the criteria for the measurement of impairments under SFAS No. 142 from an undiscounted to a discounted cash flow method. Net income for the three-month and nine-month periods ended September 30, 2001, would have been $41, or five cents per share, and $128, or 15 cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001. Net income for the full year of 2001 would have been $171, or 20 cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001.

        Changes to goodwill and intangible assets during the nine-month period ended September 30, 2002, including the effects of adopting these new accounting standards, follow.

                                                Goodwill      Intangible assets
                                                --------      -----------------
Balance at December 31, 2001, net of
 accumulated amortization                       $  5,733           $  674
Intangible assets reclassified to goodwill            28              (28)
Write-off of goodwill recognized in
 cumulative effect adjustment                        (15)               -
Additions during the period                          602               72
Translation and other adjustments                    (34)               4
Amortization expense                                   -              (50)
                                                --------           ------
Balance at September 30, 2002, net of
 accumulated amortization                       $  6,314           $  672
                                                ========           ======

        In accordance with the provisions of these new standards, on January 1, 2002, Alcoa transferred $28 (after tax) of customer base intangibles, initially recorded in the Reynolds acquisition, to goodwill (Packaging and Consumer segment). Goodwill also increased $602 during the period related to eight acquisitions (in the Engineered Products segment, the Packaging and Consumer segment, and the Other group) and adjustments to preliminary purchase price allocations from prior periods.

        Intangible assets, which are included in other assets, totaled $672, net of accumulated amortization of $345, at September 30, 2002. Of this amount, $169 represents intangibles with indefinite useful lives, consisting of trade names that are not being amortized under SFAS No. 142. The remaining intangibles relate to customer relationships, computer software, patents and licenses. Amortization expense for intangible assets is expected to range from approximately $65 to $40 each year between 2003 and 2007.

        Effective January 1, 2002, Alcoa adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the recognition and measurement criteria of SFAS No. 121 for long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also broadens the previously existing reporting requirement for the presentation of discontinued operations to include a component of an entity rather than a segment of a business. This new standard did not have a material impact on Alcoa's financial statements during the period.

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

E. Acquisitions - During the first nine months of 2002, Alcoa completed eight acquisitions, the most significant of which was Ivex Packaging Corporation in July 2002. The cost of these eight acquisitions was $915, of which $595 was paid in cash. The Ivex transaction was valued at approximately $790, including debt assumed of $320. The Ivex preliminary purchase price allocation resulted in goodwill of approximately $450. Pro-forma results of the company, assuming all acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

        On July 17, 2002, Alcoa agreed to acquire the assets of Fairchild Fasteners from The Fairchild Corporation for $657 in cash. Fairchild Fasteners, a leading supplier of aerospace fasteners, will become part of Alcoa's Engineered Products segment. On October 14, 2002, Alcoa received antitrust clearance from the European Union to complete the Fairchild acquisition. The transaction is expected to close in the fourth quarter of 2002, subject to the completion of customary approvals and approval by The Fairchild Corporation shareholders.

F. Inventories

                                               September 30        December 31
                                                  2002                 2001
                                               ----------          -----------
Finished goods                                  $   666             $   691
Work in process                                     746                 734
Bauxite and alumina                                 368                 410
Purchased raw materials                             436                 531
Operating supplies                                  172                 165
                                                ---------           -------
                                                $ 2,388             $ 2,531
                                                =========           =======

        Approximately 48% of total inventories at September 30, 2002, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $603 and $605 higher at September 30, 2002, and December 31, 2001, respectively.

G. Long-Term Debt - In August 2002, Alcoa issued $1,400 of notes. Of these notes, $800 mature in 2007 and carry a coupon rate of 4.25%, and $600 mature in 2013 and carry a coupon rate of 5.375%. The proceeds from these borrowings were used to fund the acquisition of Ivex and to refinance commercial paper.

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

        Aluminio also entered into agreements in 2001 to participate in four additional hydroelectric construction projects in Brazil that are scheduled to be completed at various dates ranging from 2005 to 2008. These projects are Barra Grande, Santa Isabel, Pai-Quere and Serra do Facao. Aluminio's share of the output from these hydroelectric facilities, when completed, ranges from 20% to 39.5%. Total costs for all four projects are estimated at $1,400, with Aluminio's share of total project costs totaling approximately 30%. The plans for financing these projects have not yet been finalized. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress. At September 30, 2002, Aluminio had provided $16 of guarantees on these hydroelectric construction projects in the form of performance bonds.

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

        Aluminio accounts for its investments in these hydroelectric projects on the equity method. Aluminio's investment in these projects was $92 and $108 at September 30, 2002, and December 31, 2001, respectively.

        In January 2002, Alcoa raised its equity stake in Elkem ASA, a Norwegian metals producer, above 40%, which, under Norwegian law, required Alcoa to initiate an unconditional cash tender offer for the remaining outstanding shares of Elkem. Under the tender offer that expired in February 2002, Alcoa acquired additional shares, raising its total equity stake in Elkem to 40.2%. In the third quarter of 2002, Alcoa purchased additional shares of Elkem that resulted in an increase of its equity ownership in Elkem to 46.3%.

        On July 19, 2002, Alcoa signed a Memorandum of Understanding (MOU) with the Government of Iceland and Landsvirkjun, Iceland's national power company, formalizing their cooperation in the evaluation and potential development of a 320,000-mt per year (mtpy) aluminum smelter in eastern Iceland. The MOU encompasses the development of a 500-megawatt hydropower facility by Landsvirkjun in eastern Iceland; environmental and engineering studies of the smelter by Alcoa; and development of harbor and port facilities and related infrastructure improvements in eastern Iceland by Icelandic municipalities.

I. Comprehensive Income

                                                      Third quarter ended     Nine months
                                                          September 30           ended
                                                          ------------        September 30
                                                                              ------------
                                                       2002        2001      2002      2001
                                                     --------     -------  --------  --------
Net income                                            $  193       $ 339    $  643    $1,050
Other comprehensive income (loss):
  Changes in:
    Unrealized losses on available-for-sale
      securities                                         (47)          -       (50)        -
    Minimum pension liability                              -           -       (31)        -
    Unrealized translation adjustments                   (49)        (42)      145      (258)
    Unrecognized gains/losses on derivatives               7         (37)       74      (165)
                                                      ------       -----    ------    ------
Comprehensive income                                  $  104       $ 260    $  781    $  627
                                                      ======       =====    ======    ======

J. Earnings Per Share - The details of basic and diluted EPS follow (shares in millions).

                                                      Third quarter ended      Nine months ended
                                                         September 30            September 30
                                                         ------------            ------------
                                                       2002        2001        2002        2001
                                                       ----        ----        ----        ----
Income before cumulative effect                       $  193      $  339      $  609      $1,050
Less: Preferred stock dividends                            1           1           2           2
                                                      ------      ------      ------      ------
Income available to common stockholders
   before cumulative effect                              192         338         607       1,048
Cumulative effect of accounting change                     -           -          34           -
                                                      ------      ------      ------      ------
Income available to common stockholders
   after cumulative effect                            $  192      $  338      $  641      $1,048
                                                      ======      ======      ======      ======
Average shares outstanding - basic                       844         856         846         861
Effect of dilutive securities:
  Shares issuable upon exercise of
   dilutive outstanding stock options                      3           8           5           9
                                                      ------      ------      ------      ------
Average shares outstanding - diluted                     847         864         851         870




Basic EPS (before cumulative effect)                  $  .23      $  .40      $  .72      $ 1.22
                                                      ======      ======      ======      ======
Basic EPS (after cumulative effect)                   $  .23      $  .40      $  .76      $ 1.22
                                                      ======      ======      ======      ======
Diluted EPS (before cumulative effect)                $  .23      $  .39      $  .71      $ 1.21
                                                      ======      ======      ======      ======
Diluted EPS (after cumulative effect)                 $  .23      $  .39      $  .75      $ 1.21
                                                      ======      ======      ======      ======

        Options to purchase 67 million shares of common stock at an average exercise price of $36.00 were outstanding as of September 30, 2002, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

K. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and nine-month periods ended September 30, 2002 and 2001. Also included below are the balances of goodwill at September 30, 2002, as well as goodwill amortization expense for the three-month and nine-month periods ended September 30, 2001 for each reportable segment. For more information on segments, see Management's Discussion and Analysis and the segment disclosures included in Alcoa's Form 10-K for the year ended December 31, 2001.

Segment Information:

Third quarter ended       Alumina &    Primary   Flat-Rolled    Engineered   Packaging &
September 30, 2002        Chemicals    Metals      Products     Products      Consumer       Other      Total
Sales:
  Third-party sales        $  469      $  792      $1,162        $ 1,311       $  757       $  731     $ 5,222
  Intersegment sales          235         888          21              8            -            -       1,152
                           ------      ------      ------        -------       ------       ------     -------
    Total sales            $  704      $1,680      $1,183        $ 1,319       $  757       $  731     $ 6,374
                           ======      ======      ======        =======       ======       ======     =======
After-tax operating
 income                    $   93      $  175      $   46        $    25       $   51       $    8     $   398
                           ======      ======      ======        =======       ======       ======     =======

Third quarter ended
September 30, 2001

Sales:
  Third-party sales        $  454      $  808      $1,219        $ 1,514       $  671       $  845     $ 5,511
  Intersegment sales          246         839          20              9            -            -       1,114
                           ------      ------      ------        -------       ------       ------     -------
    Total sales            $  700      $1,647      $1,239        $ 1,523       $  671       $  845     $ 6,625
                           ======      ======      ======        =======       ======       ======     =======
After-tax operating
 income                    $  115      $  216      $   59        $    62       $   47       $    4     $   503
                           ======      ======      ======        =======       ======       ======     =======
Goodwill amortization
 included in ATOI (2)      $    -      $   (6)     $    2        $   (15)      $   (4)      $   (7)    $   (30)
                           ======      ======      ======        =======       ======       ======     =======

Segment Information:

Nine months ended         Alumina &    Primary   Flat-Rolled    Engineered   Packaging &
September 30, 2002        Chemicals    Metals      Products     Products      Consumer       Other      Total
Sales:
  Third-party sales        $1,313      $2,344      $3,510        $ 4,118       $2,059       $2,106     $15,450
  Intersegment sales          697       2,767          54             26            -            -       3,544
                           ------      ------      ------       --------       ------       ------     -------
    Total sales            $2,010      $5,111      $3,564        $ 4,144       $2,059       $2,106     $18,994
                           ======      ======      ======        =======       ======       ======     =======
After-tax operating
 income                    $  231      $  493      $  173        $   121       $  134       $   34     $ 1,186
                           ======      ======      ======        =======       ======       ======     =======
Goodwill (1)               $   24      $  933      $  153        $ 2,351       $  850       $  365     $ 4,676
                           ======      ======      ======        =======       ======       ======     =======

Nine months ended
September 30, 2001

Sales:
  Third-party sales        $1,491      $2,747      $3,817        $ 4,689       $2,018       $2,916     $17,678
  Intersegment sales          804       2,593          51             26            -            -       3,474
                           ------      ------      ------        -------       ------       ------     -------
    Total sales            $2,295      $5,340      $3,868        $ 4,715       $2,018       $2,916     $21,152
                           ======      ======      ======        =======       ======       ======     =======
After-tax operating
income                     $  411      $  774      $  198        $   162       $  137       $   99     $ 1,781
                           ======      ======      ======        =======       ======       ======     =======
Goodwill amortization
 included in ATOI (2)      $    -      $  (17)     $    4        $   (45)      $  (12)      $  (25)    $   (95)
                           ======      ======      ======        =======       ======       ======     =======

(1) Goodwill balances by segment at December 31, 2001, are as follows: Alumina & Chemicals $35, Primary Metals $929, Flat-Rolled Products $145, Engineered Products $2,312, Packaging & Consumer $331 and Other $271. Goodwill of $1,638 and $1,710 at September 30, 2002, and December 31, 2001, respectively, is included in corporate.

(2) Goodwill amortization of $11 and $33 is included in corporate for the three-month and nine-month periods ended September 30, 2001, respectively.

The following table reconciles segment information to consolidated totals.

                                                     Third quarter ended     Nine months ended
                                                         September 30           September 30
                                                         ------------           ------------
                                                      2002         2001        2002     2001
                                                     ------       ------     -------   -------
Total after-tax operating income                     $ 398        $ 503      $1,186    $1,781
Impact of intersegment profit eliminations              (5)         (14)         (9)      (18)
Unallocated amounts (net of tax):
  Interest income                                        7           10          26        30
  Interest expense                                     (62)         (55)       (165)     (191)
  Minority interests                                   (49)         (52)       (137)     (180)
  Corporate expense                                    (40)         (45)       (151)     (177)
  Special items (B)                                    (25)           -         (25)     (148)
  Accounting change (C)                                  -            -          34         -
  Other                                                (31)          (8)       (116)      (47)
                                                     -----        -----      ------    ------
Consolidated net income                              $ 193        $ 339      $  643    $1,050
                                                     =====        =====      ======    ======

The following table represents segment assets.

Segment assets:                                           September 30          December 31
                                                              2002                  2001
                                                          ------------          ------------
  Alumina and Chemicals                                      $ 2,740              $ 2,797
  Primary Metals                                               7,052                7,122
  Flat-Rolled Products                                         3,449                3,453
  Engineered Products                                          6,269                6,231
  Packaging and Consumer                                       3,279                2,498
  Other                                                        1,991                1,883
                                                             -------              -------
Total segment assets                                         $24,780              $23,984
                                                             =======              =======

  The change in segment assets within the Packaging and Consumer segment is primarily due to the acquisition of Ivex in the third quarter of 2002. The increase in assets in the Other group is primarily due to Alcoa Fujikura Ltd.'s (AFL) acquisition of the remaining 50% interest in Engineered Plastic Components, Inc. as well as several smaller acquisitions in the AFL telecommunications business.

Report of Independent Accountants

To the Shareholders and Board of Directors
Alcoa Inc. (Alcoa)

     We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 2002, the related unaudited condensed statement of consolidated income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of Alcoa's management.

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

Pittsburgh, Pennsylvania
October 4, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "hopes," "targets," "should," "will," "will likely result," "forecast," "outlook," "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note H to the financial statements; the disclosures included below under Segment Information, Market Risks and Environmental Matters; and the Business section in Alcoa's Form 10-K for the year ended December 31, 2001.


Results of Operations

                                                          Third quarter ended   Nine months ended
                                                             September 30          September 30
                                                             ------------          ------------
                                                           2002        2001      2002       2001
                                                          -------     -------   -------   -------
 Sales                                                    $ 5,222     $ 5,511   $15,450   $17,678
 Net income                                               $   193     $   339   $   643   $ 1,050
 Income (excluding cumulative effect
  adjustment in 2002 and goodwill
  amortization in 2001)                                   $   193     $   380   $   609   $ 1,178
 Basic earnings per common share
  (after cumulative effect)                               $   .23     $   .40   $   .76   $  1.22
 Diluted earnings per common share
  (after cumulative effect)                               $   .23     $   .39   $   .75   $  1.21
 Shipments of aluminum products (mt)                        1,321       1,212     3,913     3,824
 Shipments of alumina (mt)                                  1,939       1,789     5,560     5,550
 Alcoa's average realized ingot price                     $   .66     $   .71   $   .66   $   .74
 Average 3-month LME price                                $   .60     $   .64   $   .62   $   .68

Earnings Summary

      Net income for the 2002 third quarter and 2002 nine-month period was $193, or 23 cents per diluted share, and $643, or 75 cents per share, respectively. The decline in net income of 43% in the 2002 third quarter and 39% in the 2002 nine-month period, when compared to the corresponding 2001 periods, is primarily due to lower realized prices for alumina and aluminum, lower volumes in businesses serving the aerospace, industrial gas turbine and telecommunications markets, and the absence of power sales that were recognized in the 2001 periods. Partly offsetting these declines were continued cost reduction efforts; special charges of $114 (after tax and minority interests) that were recognized in 2001 as compared with a special charge of $23 (after tax and minority interests) recognized in 2002; as well as the fact that goodwill is no longer amortized in 2002, resulting in positive impacts of $41 and $128 in the 2002 third quarter and nine-month period, respectively. Additionally, net income in the 2002 nine-month period included income of $34 from the cumulative effect of the change in accounting for goodwill under SFAS No. 142. This income is primarily the result of the write-off of negative goodwill from prior acquisitions.

      Third quarter 2002 sales decreased 5% from the 2001 third quarter and sales for the 2002 nine-month period decreased 13% from the corresponding 2001 period. Lower prices for alumina and aluminum, lower volumes in downstream businesses serving the aerospace, industrial gas turbine and telecommunications markets, the lack of power sales in 2002 and the divestiture of Reynolds' metal distribution business (RASCO) contributed to the revenue decline in both the 2002 third quarter and 2002 nine-month period compared with the corresponding 2001 periods. Additionally, the disposition of Thiokol in 2001 also contributed to the decline in revenues in the 2002 nine-month period compared with the 2001 nine-month period. These decreases in the 2002 third quarter and nine-month period were somewhat offset by increased volumes in the alumina and primary metals businesses as well as the acquisitions of Ivex and several smaller businesses.

      Annualized return on shareholders' equity was 7.9% for the 2002 nine-month period, compared with 12.6% for the 2001 nine-month period. The decrease was primarily due to lower earnings in the 2002 period.

     Cost of goods sold (COGS) as a percentage of sales in the 2002 third quarter and nine-month period was 79.8% and 80.3%, respectively, versus 76.7% and 76.6% in the corresponding 2001 periods. The higher percentages in 2002 were due to lower realized prices and the lack of power sales, offset somewhat by ongoing cost reductions generated by productivity and purchasing cost savings.

     Selling and general administrative expenses (S&GA) decreased 2% from the 2001 third quarter and 11% from the 2001 nine-month period. The decreases were primarily due to lower spending, lower employee compensation costs, the disposition of RASCO, and lower bad debt expense and bad debt recoveries. S&GA as a percentage of sales was 5.1% and 5.3% for the 2002 third quarter and nine-month period, respectively, compared to 5.0% and 5.2% in the corresponding 2001 periods.

     The provision for depreciation, depletion and amortization decreased by 6% in the 2002 third quarter and 13% in the 2002 nine-month period compared with the corresponding 2001 periods. These decreases were primarily the result of ceasing amortization of goodwill in 2002 under the provisions of SFAS No. 142. The decrease in amortization expense of $41 in the 2002 third quarter was partially offset by increases in depreciation expense related to acquisitions in the 2002 period.

     In the third quarter of 2002, Alcoa recorded a special charge of $39 ($23 after tax and minority interests), primarily as a result of the curtailment of aluminum production at three smelters. Alcoa temporarily curtailed aluminum production at its Badin, North Carolina plant and permanently closed its Troutdale, Oregon plant as well as approximately 25% of the capacity at its Rockdale, Texas facility. Actions taken in the third quarter resulted in charges of $9 for asset write-downs of buildings and equipment, $24 for employee termination and severance costs related to approximately 500 salaried and hourly employees at the various facilities, and charges of $13 primarily for remediation and demolition costs. These charges were somewhat offset by a net credit of $7, primarily related to reversals of 2001 restructuring reserves due to changes in estimates of liabilities resulting from lower than expected costs associated with certain plant shutdowns and disposals.

     Special charges of $212 ($114 after tax and minority interests) were recorded in the 2001 nine-month period as a result of Alcoa's ongoing segment review to optimize assets and lower costs. These actions were substantially completed in 2001, with the exception of site remediation work that is ongoing.

     Interest expense increased 12% in the 2002 third quarter compared with the 2001 third quarter due to higher debt levels in 2002 related to acquisitions, as well as higher interest rates from a shift to longer term debt. Interest expense decreased 14% in the 2002 nine-month period compared with the 2001 nine-month period due to lower average effective interest rates.

     Other income increased $26 in the 2002 third quarter, while declining $84 in the 2002 nine-month period compared with the corresponding 2001 periods. The increase in the 2002 third quarter compared with the 2001 third quarter is primarily due to favorable currency translation adjustments of $30 quarter-over-quarter, somewhat offset by lower equity earnings at Elkem. The decrease in the 2002 nine-month period compared with the corresponding 2001 period was due to $76 higher net gains on asset sales recognized in 2001, primarily attributable to the sales of Thiokol, Alcoa Proppants, Inc. and Alcoa's interest in a Latin American cable business and a decrease of $41 in equity earnings, driven by a restructuring at Elkem. These decreases were somewhat offset by $28 related to several favorable nonoperating gains.

     The effective tax rate of 30% in 2002 differs from the 2001 rate of 32% and the statutory rate of 35% due to taxes on foreign income, the impact of ceasing goodwill amortization, the sale of Thiokol, and adjustments to prior year taxes.

     Minority interests' share of income from operations decreased 6% and 24% in the 2002 third quarter and nine-month period, respectively, compared with the corresponding 2001 periods. The decrease of 6% in the 2002 third quarter is due to lower earnings at Alcoa World Alumina and Chemicals (AWAC), partially offset by higher earnings at Alcoa Aluminio and other Latin America holdings. The decrease of 24% in the 2002 nine-month period is primarily due to lower earnings at AWAC and Alcoa Fujikura Ltd. (AFL).

Segment Information

I. Alumina and Chemicals

                                               Third quarter ended       Nine months ended
                                                  September 30             September 30
                                                  ------------             ------------
                                                2002         2001         2002       2001
                                               ------       ------       ------     ------
  Alumina production                            3,348        2,984        9,661      9,572
  Third-party alumina shipments                 1,939        1,789        5,560      5,550

  Third-party sales                            $  469       $  454       $1,313     $1,491
  Intersegment sales                              235          246          697        804
                                               ------       ------       ------     ------
    Total sales                                $  704       $  700       $2,010     $2,295
                                               ======       ======       ======     ======

  After-tax operating income                   $   93       $  115       $  231     $  411
                                               ======       ======       ======     ======

     Third-party sales for the 2002 third quarter increased 3% from the 2001 third quarter as higher shipments more than offset a 4% decline in realized prices. For the 2002 nine-month period, third-party sales decreased 12% due to lower realized prices. Intersegment sales for the 2002 third quarter and nine-month period decreased 4% and 13%, respectively, from the corresponding 2001 periods due to lower prices.

     ATOI for this segment decreased 19% and 44% from the 2001 third quarter and nine-month period, respectively. The decreases were primarily due to lower realized prices. Higher volumes and cost savings in the 2002 third quarter and 2002 nine-month period partly offset the negative impact of lower realized prices compared with the corresponding 2001 periods.

     Volume in the fourth quarter is anticipated to remain flat with third quarter levels, while prices are expected to trend downward due to a pricing lag as compared to the LME.

II. Primary Metals

                                               Third quarter ended       Nine months ended
                                                   September 30            September 30
                                                   ------------            ------------
                                               2002          2001         2002       2001
                                               ------       ------       ------     ------
  Aluminum production                             891          846        2,610      2,654
  Third-party aluminum shipments                  517          448        1,527      1,418

  Third-party sales                            $  792       $  808       $2,344     $2,747
  Intersegment sales                              888          839        2,767      2,593
                                               ------       ------       ------     ------
    Total sales                                $1,680       $1,647       $5,111     $5,340
                                               ======       ======       ======     ======

  After-tax operating income                   $  175       $  216       $  493     $  774
                                               ======       ======       ======     ======

     Third-party sales decreased 2% in the 2002 third quarter and 15% in the 2002 nine-month period compared with the corresponding 2001 periods. Higher shipments in both periods were more than offset by lower realized prices and the absence of power sales resulting from production curtailments at plants located in the northwestern U.S. in 2001. Alcoa's average realized third-party price for ingot declined 7% from the 2001 third quarter and 11% from the 2001 nine-month period.

     ATOI for this segment decreased 19% from the 2001 third quarter and 36% from the 2001 nine-month period. The decreases were driven by lower realized prices and the absence of power sales, which net of power and other contractually required costs and the impact of lost aluminum sales, contributed approximately $14 and $84 to ATOI in the 2001 third quarter and nine-month period, respectively. These decreases were somewhat offset by increased volumes and lower tax rates.

     Alcoa has approximately 438,000 mt per year (mtpy) of idle capacity on a base capacity of 3,948,000 mtpy.

     Volume in the fourth quarter is anticipated to remain flat with third quarter levels, while current LME prices would indicate lower realized prices in the fourth quarter.

III. Flat-Rolled Products

                                        Third quarter ended  Nine months ended
                                            September 30        September 30
                                            ------------        ------------
                                           2002      2001      2002      2001
                                         --------  --------  --------  --------
 Third-party aluminum shipments              446       442     1,341     1,362

 Third-party sales                        $1,162    $1,219    $3,510    $3,817
 Intersegment sales                           21        20        54        51
                                          ------    ------    ------    ------
   Total sales                            $1,183    $1,239    $3,564    $3,868
                                          ======    ======    ======    ======

 After-tax operating income               $   46    $   59    $  173    $  198
                                          ======    ======    ======    ======

        Third-party sales decreased 5% in the 2002 third quarter and 8% in the 2002 nine-month period compared with the corresponding 2001 periods. Lower shipments and lower metal prices for rigid container sheet and lower prices and a weaker product mix for sheet and plate in the U.S. and Europe due to continued weakness in the aerospace market contributed to the revenue decline in both the 2002 third quarter and nine-month period compared with the corresponding 2001 periods.

        ATOI for this segment declined 22% and 13% in 2002 compared with the 2001 third-quarter and nine-month period, respectively. The decreases in the 2002 third quarter and 2002 nine-month period were primarily due to unfavorable product mix for sheet and plate in the U.S. and Europe due to continued weakness in the aerospace market. Further contributing to the ATOI decline in the 2002 nine-month period were lower volumes and lower prices in Europe, while cost savings in rigid container sheet helped to offset the declines in ATOI in the 2002 nine-month period compared with the corresponding 2001 period.

        For the fourth quarter, overall shipments are expected to decline slightly with rigid container sheet experiencing seasonal volume softening. Aerospace volumes are expected to track declining build rates and automotive volumes are expected to remain steady.

IV. Engineered Products

                                       Third quarter ended  Nine months ended
                                           September 30        September 30
                                           ------------        ------------
                                          2002      2001      2002      2001
                                        --------  --------  --------  --------
 Third-party aluminum shipments             231       232       711       728

 Third-party sales                       $1,311    $1,514    $4,118    $4,689
 Intersegment sales                           8         9        26        26
                                         ------    ------    ------    ------
   Total sales                           $1,319    $1,523    $4,144    $4,715
                                         ======    ======    ======    ======

 After-tax operating income              $   25    $   62    $  121    $  162
                                         ======    ======    ======    ======

        Third-party sales declined 13% and 12% in the 2002 third quarter and nine-month period compared to the corresponding 2001 periods, primarily due to lower volumes as the aerospace, industrial gas turbine, and commercial building and construction markets continued to decline, while the commercial transportation market continued to show favorable increases.

        ATOI for this segment decreased 60% for the 2002 third quarter and 25% for the 2002 nine-month period versus the corresponding 2001 periods. These decreases resulted from declining volumes due to continued weak market conditions for aerospace and industrial gas turbines. These declines were partially offset by higher volumes due to continued strength in the commercial transportation market, productivity and purchasing cost savings, as well as the absence of goodwill amortization of $15 and $45 in the 2002 third quarter and nine-month period, respectively.

        In the fourth quarter, we anticipate commercial transportation market activity to be reduced, continued build rate declines in the industrial gas turbine market, and seasonal slowdowns in the building and construction market. Aerospace volumes are expected to track declining build rates. Automotive volumes are expected to remain steady.

V. Packaging and Consumer

                                         Third quarter ended  Nine months ended
                                             September 30        September 30
                                             ------------        ------------
                                            2002      2001      2002      2001
                                          --------  --------  --------  --------
  Third-party aluminum shipments               47        33       109       116

  Third-party sales                        $  757    $  671    $2,059    $2,018

  After-tax operating income               $   51    $   47    $  134    $  137

        Third-party sales for the 2002 third quarter and nine-month period were up 13% and 2%, respectively, compared to the corresponding 2001 periods. These increases were primarily due to the acquisition of Ivex in the third quarter of 2002, which contributed $88, as well as higher volumes for the closures and packaging design businesses. These increases in the 2002 third quarter and nine-month period were partly offset by lower volumes, lower prices, and currency devaluation in Latin America, as well as lower prices and lower volumes across other businesses within the segment.

        For this segment, ATOI rose 9% in the 2002 third quarter, while declining 2% in the 2002 nine-month period compared with the comparable 2001 periods. The increase in ATOI in the 2002 third quarter is primarily due to higher volumes and lower conversion costs in the packaging design business as well as higher volumes in the closures business, somewhat offset by lower volumes, lower prices and currency devaluation in Latin America. The decrease in ATOI in the 2002 nine-month period is primarily due to business conditions in Latin America as noted previously, partially offset by higher volumes in closures and higher volumes and lower conversion costs in the packaging design and consumer products businesses.

        Demand in the fourth quarter is expected to increase due to seasonal increases in the consumer products market, somewhat offset by seasonal slowdowns anticipated for closures. Ivex is expected to contribute to ATOI beginning in the fourth quarter.

VI. Other

                                         Third quarter ended  Nine months ended
                                             September 30        September 30
                                             ------------        ------------
                                            2002      2001      2002      2001
                                          --------  --------  --------  --------
  Third-party aluminum shipments               80        57       225       200

  Third-party sales                        $  731    $  845    $2,106    $2,916

  After-tax operating income               $    8    $    4    $   34    $   99

        For this group, third-party sales decreased 13% in the 2002 third quarter and 28% in the 2002 nine-month period compared with the corresponding 2001 periods. The decreases were the result of the divestitures of Thiokol and RASCO in 2001, as well as lower volumes and lower prices in the AFL telecommunications business as the market for this business continued to decline. These decreases in the 2002 third quarter and nine-month period were somewhat offset by increases in the automotive businesses, which were aided by the acquisition of the remaining 50% interest in Engineered Plastic Components, Inc.

        ATOI for this group increased $4 in the 2002 third quarter, while declining $65 in the 2002 nine-month period compared with the corresponding 2001 periods. The increase in ATOI in the 2002 third quarter is primarily due to increased volumes and productivity and purchasing cost improvements in the automotive businesses as well as the absence of goodwill amortization that favorably impacted the segment by $7 in the 2002 third quarter. These increases more than offset continued volume and price declines in the telecommunications business as well as lower volumes and higher costs in the building products business. The decrease in ATOI in the 2002 nine-month period is primarily due to volume declines in the telecommunications business and the absence of gains on the sales of Thiokol, Alcoa Proppants and Alcoa's interest in a Latin American cable business which were recognized in 2001, partially offset by performance improvements in the automotive businesses and the absence of goodwill amortization which favorably impacted the segment by $25 in the 2002 nine-month period.

        In the fourth quarter, seasonal slowdowns are expected in the building and construction market and the telecommunications market is expected to remain depressed. Automotive volumes are expected to remain steady.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; interest income and expense; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; special items; accounting change; and other, which includes the impact of LIFO, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign exchange.

The following table reconciles segment information to consolidated totals.

                                             Third quarter ended    Nine months ended
                                                September 30          September 30
                                                ------------          ------------
                                               2002       2001       2002       2001
                                            ---------- ---------- ---------- ----------
Total after-tax operating income             $   398    $   503    $ 1,186    $ 1,781
Impact of intersegment profit eliminations        (5)       (14)        (9)       (18)
Unallocated amounts (net of tax):
  Interest income                                  7         10         26         30
  Interest expense                               (62)       (55)      (165)      (191)
  Minority interests                             (49)       (52)      (137)      (180)
  Corporate expense                              (40)       (45)      (151)      (177)
  Special items                                  (25)         -        (25)      (148)
  Accounting change                                -          -         34          -
  Other                                          (31)        (8)      (116)       (47)
                                             -------    -------    -------    -------
Consolidated net income                      $   193    $   339    $   643    $ 1,050
                                             =======    =======    =======    =======

        The significant changes in the reconciling items between ATOI and consolidated net income for the 2002 third quarter compared with the corresponding 2001 period consisted of: an increase in special items of $25 (after tax, before minority interests) primarily related to smelter production curtailments in the 2002 third quarter, and an increase of $23 in other primarily due to intracompany profit eliminations, the impact of LIFO adjustments, and differences between estimated tax rates used in the segments and the corporate effective tax rate, partially offset by favorable currency translation adjustments.

        The significant changes in the reconciling items between ATOI and consolidated net income for the 2002 nine-month period compared with the corresponding 2001 period consisted of: a decrease of $26 in interest expense due to lower average effective interest rates; a decrease of $43 in minority interests due to lower earnings at AWAC and AFL; a decrease of $26 in corporate expense due to lower employee compensation costs; a decrease of $123 in special items due to restructuring charges of $148 (after tax, before minority interests) recorded in 2001; an increase of $34 in accounting change as a result of the cumulative effect of the accounting change for goodwill recognized in 2002; and an increase of $69 in other related to the items noted above for the 2002 third quarter increase in other.

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

     Alcoa's aluminum commodity risk management policy is to manage, through the use of futures and options contracts, the aluminum price risk associated with a portion of its fixed price firm commitments. At September 30, 2002, these contracts totaled approximately 87,000 mt with a fair value loss of approximately $51 (pre-tax).

     Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the company may elect to sell forward a portion of its anticipated primary aluminum and alumina production to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At September 30, 2002, these contracts totaled 5,000 mt. The fair value of these contracts at September 30, 2002 was not material. These contracts act to fix a portion of the sales price related to these sales contracts.

     Alcoa purchases natural gas and fuel oil to meet its production requirements. These purchases expose the company to the risk of higher natural gas and fuel oil prices. To hedge this risk, Alcoa enters into long positions, principally futures and options. Alcoa follows a stable pattern of purchasing natural gas and fuel oil; therefore, it is highly likely that anticipated purchases will occur. At September 30, 2002, the fair value of the contracts for natural gas and fuel oil was a gain of approximately $34 (pre-tax).

     Alcoa also purchases certain other commodities, such as electricity, for its operations and may enter into futures and options contracts to eliminate volatility in the price of these commodities. None of these contracts were material at September 30, 2002.

Financial Risk

Currencies - Alcoa is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a gain of approximately $49 (pre-tax) at September 30, 2002.

     In addition, certain contracts are used to offset a portion of the impact of exchange and interest rate changes on foreign currency denominated debt. These contracts are marked to market and offset a portion of the impact of the exchange differences on the debt. The mark to market gains on these contracts were $118 (pre-tax) at September 30, 2002.

Interest Rates - Alcoa uses interest rate swaps to help maintain a reasonable balance between fixed- and floating-rate debt and to keep financing costs as low as possible. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of a portion of its outstanding fixed-rate debt. The fair value of these swaps was a gain of approximately $42 (pre-tax) at September 30, 2002.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 28 owned or operating facilities and adjoining properties, approximately 38 previously owned or operating facilities and adjoining properties and approximately 71 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

     As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters. For example, there are issues related to Alcoa's Massena, New York site where investigations are ongoing and where natural resource damage or off-site contaminated sediments have been alleged. The following discussion provides additional details regarding the current status of certain sites.

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

     TROUTDALE, OREGON. In 1994, the EPA added Reynolds' Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa has been cooperating with the EPA under a September 1995 consent order to identify cleanup solutions for the site. Further analyses were done to determine the effects of the July 2002 decision to permanently close the Troutdale production plant on the number and scope of remedial alternatives for the facility. In August 2002, the EPA issued a preliminary remedial action plan representing the most probable scope and cost of cleanup. That cost has been fully reserved and Alcoa does not believe that any additional liability for this site is reasonably possible.

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

     Alcoa's remediation reserve balance at September 30, 2002 was $407 (of which $68 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2002 third quarter were $16. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

     Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Liquidity and Capital Resources

Cash from Operations

Cash from operations for the 2002 nine-month period totaled $1,009, compared with $1,728 in the corresponding 2001 period. The decrease of $719, or 42%, resulted primarily from a decrease of $575 in net income after non-cash adjustments, with the remaining $144 decrease primarily due to higher tax payments. The decrease in adjustments for non-cash items was primarily due to lower depreciation and amortization expense, primarily due to the change in accounting for goodwill under SFAS No. 142, and the special items charges recognized in 2001.

Financing Activities

Financing activities provided $522 of cash in the 2002 nine-month period, compared with $3,005 used in the corresponding 2001 period. The change in cash provided from financing activities in the 2002 nine-month period compared with the 2001 nine-month period is primarily due to the following: a change of $2,315 in short-term borrowings due to repayments of short-term debt in the 2001 nine-month period that were funded by the proceeds from the sales of operations required to be divested from the Reynolds merger, the sale of Thiokol and the issuance of additional debt; a decrease of $507 related to common stock issued for stock plans; a decrease in share repurchases of the company's common stock, using $224 to repurchase 6,313,100 shares in the 2002 nine-month period versus $1,338 used to repurchase 36,146,236 shares in the 2001 nine-month period; an increase of $123 in cash due to a decrease in dividend payments to minority interests; and an increase of $474 in cash due to net borrowings on long-term debt, including commercial paper, in 2002 which exceeded net borrowings in 2001.

     In August 2002, Alcoa issued $1,400 of notes. Of these notes, $800 mature in 2007 and carry a coupon rate of 4.25%, and $600 mature in 2013 and carry a coupon rate of 5.375%. The proceeds from these borrowings were used to fund the acquisition of Ivex and to refinance commercial paper.

     In August 2002, Moody's Investors Service downgraded the long-term debt ratings of Alcoa from A1 to A2 and its rated subsidiaries principally from A2 to A3. Alcoa's Prime-1 short term rating was not included in the review. In October 2002, Standard

& Poor's lowered Alcoa's long-term corporate credit rating to A from A+, while affirming Alcoa's A-1 short-term corporate credit and commercial paper ratings. The impact of the downgrades is not expected to be material to the company.

     In April 2002, Alcoa refinanced its $2,000 revolving-credit agreement that was to expire in April 2002 into a revolving-credit agreement that expires in April 2003.

Investing Activities

Investing activities used cash of $1,531 in the 2002 nine-month period, compared with cash provided from investing activities of $1,494 in the corresponding 2001 period. The change in cash of $3,025 in the 2002 nine-month period is primarily due to proceeds received from the dispositions of assets required to be divested from the Reynolds merger, as well as proceeds from the sale of Thiokol, which returned $2,485 in the 2001 period. In addition, $469 more of cash was used in the 2002 nine-month period related to acquisitions.

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

     Recent declines in equity markets and interest rates have had a negative impact on Alcoa's pension plan liability and fair value of plan assets. As a result, the fair value of plan assets is projected to be lower than the accumulated pension benefit obligation at the end of 2002. Based on current fair values of plan assets and current interest rates, we anticipate a charge to shareholders' equity of approximately $700 - $1,000. The charge to be recorded is subject to changes in market conditions experienced through the remainder of the year.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Alcoa's Chief Executive Officer and Chief Financial Officer have evaluated the company's disclosure controls and procedures as of October 21, 2002, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to October 21, 2002.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May through September of 2002, eleven lawsuits were filed against Reynolds and Alcoa in the District Court of Wharton County, Texas, two of which have since been dismissed. In the same timeframe, an additional lawsuit was filed in the United States District Court, Southern District of Texas, Victoria Division. The lawsuits seek to recover damages relating to the presence of trichloroethylene in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. Additional defendants included in some of the lawsuits are the current operators to whom Reynolds sold the facility in 1997, Bon L. Campo Limited Partnership (Bon L. Campo) and Tredegar Corporation, a few former employees of the current plant operators and two neighboring businesses. Some of the cases request class certification to include other allegedly affected individuals as plaintiffs. Damages sought include those for the contamination of private wells, diminution of property value, medical monitoring and punitive damages. The defendants have answered the complaints and removed all but one of the cases to the United States District Court, Southern District of Texas, Houston Division. Alcoa and Reynolds have filed counterclaims and requests that the litigation be stayed temporarily in order to permit their continued performance with the Voluntary Cleanup Program administered by the Texas Commission of Environmental Quality (TCEQ, formerly TNRCC) to identify the source of the contamination and plan appropriate remediation. Reynolds owned and operated the facility from 1971 to 1997 and sold it to Bon L. Campo before Alcoa acquired Reynolds. Currently, the amount of any possible loss cannot be estimated.

In August of 2000, the U.S. Department of Justice (DOJ) notified IPC, Inc.
(IPC), a wholly owned subsidiary of Ivex, and Consolidated Fibers, Inc. (CFI), a wholly owned subsidiary of IPC, that they were potentially responsible parties
(PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) at the Agriculture Street Landfill Superfund Site, New Orleans, Louisiana (the Site). In August of 2002, the DOJ extended an offer to CFI to engage in pre-filing settlement discussions regarding the United States claim for response costs at the Site. The DOJ stated that the government had incurred approximately $40.6 million in response costs at the Site and sought a settlement amount of approximately $13.8 million to be paid collectively by CFI and other PRPs. Ivex has agreed to further discussions with the DOJ.

As previously reported in Alcoa's Form 10-Q for the quarter ended June 30, 2002, in the first half of 2002, Alcoa discovered that a former Reynolds' distribution entity, RASCO, may have sold upwards of 800,000 pounds of aluminum plate made by an unrelated company for use in the Northwest maritime industry that may not be suitable for that use. Reynolds and the current owner of the business and the manufacturer of the metal are working jointly to identify the issues and find resolutions. All customers have been notified of the issue, inspection protocols have been put into place and the United States Coast Guard has been notified and is involved in the resolution process. Three lawsuits were originally filed by ship owners or operators. Two lawsuits were settled and one is still pending. The parties have been working cooperatively toward satisfactory resolutions. Currently, the amount of any possible loss cannot be estimated.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

12.  Computation of Ratio of Earnings to Fixed Charges
15.  Letter regarding unaudited interim financial information

(b) Reports on Form 8-K. During the third quarter of 2002, Alcoa filed the following reports on Form 8-K with the Securities and Exchange Commission, reporting matters under Item 5:

     (1) a Form 8-K dated July 1, 2002, reporting that Alcoa had completed its previously announced agreement to acquire Chicago-based Ivex Packaging Corporation;
     (2) a Form 8-K dated July 17, 2002, reporting that Alcoa had agreed to acquire the assets of Fairchild Fasteners, a leading supplier of aerospace fasteners, from The Fairchild Corporation for $657 million in cash;

     (3) a Form 8-K dated August 7, 2002, reporting that Alcoa's Chairman and Chief Executive Officer, Alain J.P. Belda, and Executive Vice President and Chief Financial Officer, Richard B. Kelson, submitted sworn statements to the SEC affirming the SEC filings made by the company in 2002; and
     (4) a Form 8-K dated August 13, 2002, reporting that Alcoa completed the offering and sale of $800,000,000 principal amount of 4.25% Notes due 2007 and $600,000,000 principal amount of 5.375% Notes due 2013 in an underwritten public offering under Registration Statement No. 333-74874 on Form S-3 filed under the Securities Act of 1933, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Alcoa Inc.


October 22, 2002                                By /s/ RICHARD B. KELSON
----------------------                          --------------------------------
Date                                            Richard B. Kelson
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


October 22, 2002                                By /s/ CHARLES D. MCLANE, JR.
----------------------                          --------------------------------
Date                                            Charles D. McLane, Jr.
                                                Vice President - Alcoa Business
                                                Support Services and Controller
                                                (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Alain J. P. Belda, Chairman of the Board and Chief Executive Officer of Alcoa Inc. (Alcoa), certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Alcoa;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alcoa as of, and for, the periods presented in this quarterly report;

     4. Alcoa's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alcoa and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to Alcoa, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of Alcoa's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Alcoa's other certifying officer and I have disclosed, based on our most recent evaluation, to Alcoa's auditors and the audit committee of Alcoa's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alcoa's ability to record, process, summarize and report financial data and have identified for Alcoa's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alcoa's internal controls; and

     6. Alcoa's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  October 22, 2002            /s/  ALAIN J. P. BELDA
                                        ---------------------------------------
                                        Title:   Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

I, Richard B. Kelson, Executive Vice President and Chief Financial Officer of Alcoa Inc. (Alcoa), certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of Alcoa;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Alcoa as of, and for, the periods presented in this quarterly report;

     4. Alcoa's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Alcoa and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to Alcoa, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of Alcoa's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Alcoa's other certifying officer and I have disclosed, based on our most recent evaluation, to Alcoa's auditors and the audit committee of Alcoa's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect Alcoa's ability to record, process, summarize and report financial data and have identified for Alcoa's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in Alcoa's internal controls; and

     6. Alcoa's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 22, 2002

                                          /s/  RICHARD B. KELSON
                                          --------------------------------------
                                          Title:  Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                    EXHIBITS

12.    Computation of Ratio of Earnings to Fixed Charges
15.    Letter regarding unaudited interim financial information