Form 10-K
period 2002-12-31
ALCOA INC
filed 2003-02-28
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Isabella Street, Pittsburgh, Pennsylvania	15212-5858
(Address of principal executive offices)	(Zip code)

Registrant’s telephone numbers:

Investor Relations (212) 836-2674

Office of the Secretary (412) 553-4707

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☑  No ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28 billion. As of January 13, 2003, there were 844,925,354 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant’s 2002 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement dated February 20, 2003 (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report. Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference of that specific disclosure into this Form 10-K.

ALCOA INC.

Formed in 1888 under the laws of the Commonwealth of Pennsylvania, Alcoa Inc. has its registered office in Pittsburgh, Pennsylvania. In this report, unless the context otherwise requires, Alcoa or the “company” means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.

The company’s Internet address is http://www.alcoa.com. Alcoa makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

PART I

Item 1. Business.

Description of the Business

Information describing Alcoa’s businesses can be found in the Annual Report at the indicated pages:

Item

	Page(s)
Discussion of Recent Business Developments:
News 2002 – Acquisitions and Divestitures	18
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Earnings Summary	29-32
Notes to Consolidated Financial Statements
Note B: Discontinued Operations and Assets Held for Sale	49
Note C: Special Items	49-50
Note E. Acquisitions and Divestitures	51-52
Segment Reviews:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina and Chemicals	32-33	*
Primary Metals	33	*
Flat-Rolled Products	33-34	*
Engineered Products	34	*
Packaging and Consumer	34-35	*
Other	35	*
Financial Information about Segments and Financial Information about Geographic Areas:
Note O. Segment and Geographic Area Information	54-56

*	Excluding captions, charts, diagrams and related notes.

Structure of Certain Operations

The company’s Alumina and Chemicals segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Generally, Alcoa owns 60% and Alumina Limited (formerly WMC Limited) owns 40% of these entities. In December 2002, WMC Limited (WMC), an Australian mining and minerals processing company, demerged into two separate listed companies, Alumina Limited and WMC Resources Ltd. Alumina Limited is the successor to WMC for holding WMC’s interest in AWAC. For more information on AWAC, see Exhibit Nos. 10(a) through 10(e) to this report.

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

Bauxite Interests

Aluminum is one of the most plentiful metals in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from reserves held by AWAC, from the company’s interests in Brazil, and under both long-term and short-term contracts and mining leases. In 2002, Alcoa consumed 30.3 million metric tons (mt) of bauxite from its own reserves, 5.7 million mt from related third parties and 1.5 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active1 Bauxite Interests

Country	Project	Holder of Mining Rights (% Held)	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2044

Brazil	Poços de Caldas	Aluminio (100%)	2017	[3]

Guinea	Bôke	Compagnie des Bauxites de Guinea (CBG)[4] (100%)	2038	[5]

Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[6] (50%) Clarendon Alumina Production, Ltd.[7] (50%)	2031	[8]

Suriname	Lelydorp	BHP Billiton (76%) Suriname Aluminum Company, L.L.C.[5] (24%)	2032	[9]

	Coermotibo	Suriname Aluminum Company, L.L.C. (100%)	2032	[9]

[1]	Alcoa also has interests at the following locations that are bauxite reserves or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau (Australia), Juruti (Brazil), and Kaimangrasi, Klaverblad, Brownsberg, Lely Mountains, and Nassau (eastern Suriname). Aluminio holds an 8.6% interest, Abalco S.A. (Abalco) holds a 4.6% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in Mineração Rio do Norte S.A. (MRN), a mining company jointly owned with affiliates of Alcan Inc. (Alcan), Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. MRN owns the Trombetas bauxite-mining project in Brazil. Aluminio and Abalco purchase bauxite from MRN under long-term supply contracts. AWA LLC has agreed to purchase bauxite from the Trombetas project through 2019. In July 2002, Alcoa sold its remaining investment (non-voting preferred stock) in a bauxite-mining project called Aroaima Bauxite Company Ltd. in the Berbice region of Guyana to a Guyanese government entity.

[2]	AofA is part of the AWAC group of companies and is owned 60% by Alcoa International Holdings Company, 39.25% by Alumina Limited, 0.5% by QBE Investments Pty Ltd., and 0.25% by QBE Nominees Pty Ltd.

[3]	Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the complete exhaustion of the deposit. Based on proven bauxite reserves and the currently anticipated needs of the Poços de Caldas alumina refinery, Aluminio estimates that the concessions will last at least until 2017. Depending, however, on the refinery’s actual and future needs, the rate at which the deposits are explored and government approval, the concessions may be extended to (or expire at) a later (or an earlier) date.

[4]	AWA LLC owns a 43% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea.

[5]	Alcoa has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.

[6]	This entity is part of the AWAC group of companies and therefore is controlled by Alcoa.

[7]	Clarendon Alumina Production Ltd. is a wholly-owned subsidiary of the government of Jamaica.

[8]	This mining lease will be extended to a 40-year term beginning upon completion of the expansion of the Jamalco alumina refinery referred to in footnote 5 to the Alumina Refining Capacity table below. A new 40-year special mining lease also will be granted as of the completion of this expansion to support the needs of the expanded refinery.

[9]	While mining rights extend until 2032, bauxite reserves proven to date extend until 2023.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)	Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,000	2,000
	Pinjarra Wagerup	AofA (100%) AofA (100%)	3,400 2,300	3,400 2,300
Brazil	Poços de Caldas	Aluminio (100%)	300	300
	Alumar	Abalco[3] (18.9%) Alcan[4] (10%) Aluminio (35.1%) BHP Billiton[4] (36%)	1,330	718
Jamaica	Jamalco[5]	Alcoa Minerals of Jamaica, L.L.C.[3] (50%) Clarendon Alumina Production, Ltd. (50%)	1,000	500
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,330	1,330
Suriname	Suralco	BHP Billiton[4] (45%) Suriname Aluminum Company, L.L.C.[3] (55%)	1,900	1,045
U.S.	Point Comfort, Tex.	AWA LLC[3] (100%)	2,305	2,305
TOTAL			15,865	13,898

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For sites owned by AWAC entities and Aluminio, Alcoa takes 100% of the production from these facilities.

[3]	This entity is part of the AWAC group of companies and therefore is controlled by Alcoa.

[4]	The named company or an affiliate holds this interest.

[5]	In April 2002, Alcoa and the government of Jamaica announced an agreement to invest $115 million to expand the Jamalco refinery and increase its capacity by 25% making it a 1.25 million mt per year (mtpy) refinery. The government also agreed to removal of the levy on bauxite from Jamalco upon completion of the expansion. Alcoa anticipates the levy will be removed in 2003.

In October 2002, Alcoa and BHP Billiton signed a non-binding letter of intent (LOI) formalizing cooperation on various mining and refining opportunities in Suriname. The LOI covers the continuation of mining and refining of bauxite in eastern Suriname beyond the existing term of the joint venture agreement (2006). The LOI also contemplates a 250,000 mtpy expansion to be commenced in 2003 at the existing 1.95 million mtpy refinery, and exploration over the next two years of bauxite mining and refining opportunities in western Suriname. Alcoa and BHP Billiton plan to own 55% and 45%, respectively, of all bauxite and alumina joint venture interests in Suriname, which is the current arrangement at the existing refinery.

In January 2003, Alcoa and BHP Billiton also signed a Memorandum of Understanding (MOU) with the government of Suriname providing for various exploration and other activities over the next two years relating to the feasibility of bauxite and alumina investment in western Suriname. Under the MOU, Alcoa and BHP Billiton have exclusive rights in western Suriname and have committed to spend up to $8.5 million over the next 21-25 months to investigate this opportunity, shared 55% (Alcoa) and 45% (BHP Billiton). The MOU provides that Alcoa and BHP Billiton will negotiate an investment agreement with the government within 18 months.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)	Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	185	185
	Portland	AofA (55%) CITIC (22.5%) Marubeni (22.5%)	345	190
Brazil	Poços de Caldas	Aluminio (100%)	93	93
	São Luís (Alumar)	Aluminio (53.66%) BHP Billiton (46.34%)	370	199
Canada	Baie Comeau, Que.	Alcoa (100%)	420	420
	Bécancour, Que.	Alcoa (74.95%) Aluminium Pechiney (25.05%)	390	292
	Deschambault, Que.	Alcoa (100%)	240	240

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)	Alcoa Consolidated Capacity[2] (000 MTPY)
Italy	Fusina	Alcoa (100%)	44	44
	Portovesme	Alcoa (100%)	146	146
Spain	Avilés	Alcoa (100%)	83	83
	La Coruña	Alcoa (100%)	81	81
	San Ciprián	Alcoa (100%)	196	196
U.S.	Evansville, Ind. (Warrick)	Alcoa (100%)	309	309
	Frederick, Md. (Eastalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	192	117
	Badin, N.C.[3]	Alcoa (100%)	120[3]	120[3]
	Massena, N.Y.	Alcoa (100%)	130	130
	St. Lawrence, N.Y.	Alcoa (100%)	125	125
	Mount Holly, S.C.	Alcoa (50.33%) Century Aluminum Company (49.67%)	212	107
	Alcoa, Tenn.	Alcoa (100%)	210	210
	Rockdale, Tex.[4]	Alcoa (100%)	264[4]	264[4]
	Ferndale, Wash. (Intalco) [5]	Alcoa (61%) Mitsui & Co. Ltd. (39%)	278[5]	170[5]
	Wenatchee, Wash.	Alcoa (100%)	227	227
TOTAL			4,660	3,948

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column include the minority interests in facilities owned by AofA and Aluminio. Alcoa takes 100% of the production from these facilities.

[3]	In August 2002, Alcoa temporarily idled the Badin, North Carolina facility.

[4]	In July 2002, the company declared two (of eight) potlines closed permanently. This reduces plant capacity from 340,000 mtpy to 264,000 mtpy.

[5]	Alcoa restarted two potlines at Intalco in May 2002.

Alcoa owns interests in the following primary aluminum facilities that are accounted for on the equity or cost basis method. The capacity associated with these facilities is not included in Alcoa’s consolidated capacity.

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)
Germany	Hamburg	Alcoa (33.33%) Austria Metall AG (33.33%) VAW AG (33.33%)	120
Ghana	Tema[2]	Alcoa (10%) Kaiser Aluminum & Chemical Corporation (90%)	200	[2]
Nigeria	Alscon[3]	Alcoa (10%) Federal Government of Nigeria (70%) Ferrostaal AG (20%)	97	[3]

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)
Norway	Lista	Alcoa (50%) Elkem ASA (50%)	90
	Mosjøen[4]	Alcoa (50%) Elkem ASA (50%)	120	[4]
Venezuela	Alcasa	Alcoa (7.31%) CVG and Japanese Interests (92.69%)	210

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	As of January 2003, the smelter is operating only one of five potlines due to limited hydropower availability.

[3]	Alcoa is entitled to purchase all but 40,000 mt of the production of the Alscon smelter. Only one potline (of two planned potlines) has been completed and only one-half of that potline has ever been operated. The smelter has been idled since mid-1999 and the existing potline would require refurbishing before production could be recommenced. Presently, the Bureau of Public Enterprises (BPE), an agency of the Nigerian government, is seeking to privatize Alscon by selling about 75% of the government’s shares in Alscon. Although Alcoa has formally expressed an interest in participating in that sale, no commitment has been made to do so. The outcome of the BPE’s effort to privatize Alscon could negatively affect Alcoa’s rights under its aluminum purchase contract described above.

[4]	In the first quarter of 2002, Elkem began a potline expansion that is designed to increase plant capacity to 180,000 mtpy by mid-2003.

Production at primary aluminum smelters in the Northwest U.S. and in Brazil was curtailed in 2001 due to energy shortages or the unavailability of energy at competitive prices. In 2002, the smelters in Brazil restarted all of the previously curtailed production, and Alcoa restarted two potlines at Intalco. Also in 2002, Alcoa temporarily curtailed production at its Badin, North Carolina plant and permanently closed its Troutdale, Oregon plant, as well as approximately 25% of the capacity at its Rockdale, Texas facility. Alcoa currently has approximately 445,000 mtpy of idled smelting capacity out of a worldwide, consolidated primary aluminum capacity of 3,948,000 mtpy.

In July 2002, Alcoa signed an MOU with the government of Iceland and Landsvirkjun, Iceland’s national power company, formalizing their cooperation in the evaluation and potential development of a 320,000 mtpy “Fjar?aál” aluminum smelter in eastern Iceland. The MOU encompasses the development of a 500-megawatt hydropower facility by Landsvirkjun in eastern Iceland; environmental and engineering studies of the smelter by Alcoa; and development of harbor and port facilities and related infrastructure improvements in eastern Iceland by Icelandic municipalities. In January 2003, Alcoa’s board of directors approved plans for the construction of the smelter subject to approvals by the government of Iceland and other governmental authorities. The cost of the facility, which would begin production in 2007, is estimated to be approximately $1.1 billion over the next four years.

Alcoa also will explore the feasibility of establishing aluminum smelting and associated hydroelectric power opportunities in western Suriname. In January 2003 Alcoa signed an MOU with the government of Suriname providing for an 18-month exclusive period of investigation of the feasibility of smelting and associated hydroelectric power investment in western Suriname. Under the MOU Alcoa has budgeted $1.5 million - $7.5 million in expenditures over this period to assess the investment potential, and to negotiate an investment agreement with the government.

In December 2002, Alcoa announced that it plans to invest C$1 billion over eight years for the expansion and upgrade of its Baie Comeau, Quebec aluminum smelter. Under an MOU with the Quebec government, work would begin by the end of 2003 and the new facility would be operational by 2010. The Quebec government has conditionally agreed to provide financial support and a guarantee of additional energy supplies. Upon completion, the project will have increased annual production capacity from 420,000 mtpy to 547,000 mtpy.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the company’s primary aluminum costs. Alcoa generates approximately 25% of the power used at its smelters worldwide, and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and material long-term power arrangements for Alcoa’s smelters.

North America - Electricity

For its 13 North American smelters, the company (largely through its wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI)) generates approximately 25% of the power requirements, and generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects consisting of eight dams under Federal Energy Regulatory Commission licenses, which are up for renewal in 2005 and 2008.

In the Pacific Northwest, Alcoa obtains approximately half of its power needs for its Wenatchee smelter from its entitlement through 2011 to a fixed percentage of the output from Chelan County Public Utility District’s Rocky Reach hydroelectric power facility located in the State of Washington. In addition, Alcoa has a contract through 2006 with the Bonneville Power Administration (BPA) that serves part of the Wenatchee smelter, as well as the Intalco smelter. Alcoa is currently returning its allotment of power to BPA under arrangements that end in September 2003. Several contractual provisions allow power supply restrictions when power is in short supply. Alcoa is purchasing a block of power used to operate part of the Intalco smelter from Powerex (British Columbia), under arrangements that continue through September 2003.

The company, through APGI, generates substantially all of the power used at its Warrick smelter using nearby coal reserves. A 1996 coal supply contract satisfies up to 70% of the smelter’s fuel requirements through 2006. Annual contracts satisfy the remainder of the fuel requirements. In April 2001, under the terms of an operating agreement, the company assumed operation of the power plants that supply the Warrick smelter from Southern Indiana Gas & Electric Company until at least 2008.

The Rockdale smelter uses lignite supplied by the company’s Sandow Mine to generate power. See the discussion of litigation involving Alcoa’s power plant at the Rockdale facility on page 22 below. The company has applied for permits to open a new lignite mine, the Three Oaks Mine, on land it owns or controls adjacent to its existing Sandow Mine. Company-owned generating units supply about one-half of the total requirements of the smelter. TXU Energy supplies the balance through a long-term power contract expiring no sooner than 2013.

APGI hydroelectric facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter also purchases power from the Tennessee Valley Authority under a contract that extends to 2010. With the Badin smelter temporarily idled, power generated from APGI’s Yadkin system is largely being sold in the regional market.

In the Northeast, the purchased power contracts for the Massena and St. Lawrence, New York smelters expire not earlier than June 30, 2003, and will be extended for an additional 10 years upon the successful relicensing by the New York Power Authority (NYPA) of one of its hydroelectric projects. The company, however, may terminate either of these contracts with one year’s notice. It is anticipated that the relicense of the NYPA hydroelectric project will be issued in the course of 2003; operation by NYPA under the existing license will continue until the relicense is issued.

The Deschambault and Bécancour smelters located in Quebec purchase electricity under long-term contracts with Hydro-Quebec that expire in 2014, subject to certain extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 65% of its power needs under a long-term contract with Hydro-Quebec that expires in 2014 and receives the rest of its power needs from a 40%-owned hydroelectric generating company, Manicouagan Power Company. The recent MOU between the government of Quebec and Alcoa, subject to the execution of binding agreements, contemplates the extension until 2034 of the existing Hydro-Quebec-Baie Comeau power contract, the sale of an additional quantity of power and the renewal of the Manicouagan Power Company water rights.

The Eastalco smelter located in Frederick, Maryland and the Mt. Holly smelter in South Carolina purchase electricity under contracts that expire March 31, 2003 and December 31, 2005, respectively, subject to certain extension provisions. Alcoa is currently pursuing an extension of the Eastalco contract until at least December 31, 2005.

Australia - Electricity

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by AofA, and that power currently provides approximately 40% of the electricity for the company’s smelter in Point Henry, Victoria. The State Electricity Commission of Victoria provides the remaining power for this smelter and all power for the Portland smelter, under contracts with AofA that extend to 2014 and 2016, respectively.

Brazil - Electricity

The Alumar smelter has an agreement through 2004 to purchase electric power from Centrais Eletricas do Norte do Brasil S.A. Eletronorte, a government controlled electric utility. Aluminio had a purchase agreement with Centrais Eletricas de Minas Gerais S.A. that ended in December 2002 to supply energy to its Poços de Caldas smelter. It is now purchasing 49% of its power requirements under two power supply agreements with Chesf and Furnas, state controlled electric utilities. Agreements extend to December 2004 and 2006, respectively.

Aluminio participates in a consortium that owns the Machadinho hydroelectric power plant in southern Brazil, which began to generate power at full capacity in mid-2002. Aluminio now receives its share of the output of the plant, which is sufficient to cover the remaining 51% of its operating needs at the Poços de Caldas smelter.

Aluminio has entered into agreements to participate in five additional hydroelectric construction projects in Brazil that are scheduled to be completed at various dates ranging from 2005 to 2008. These projects are Barra Grande, Santa Isabel, Pai-Querê, Serra do Facão and Estreito. Aluminio’s share of the output from the hydroelectric facilities, when completed, ranges from 19% to 42%. Total costs for all five projects are estimated at $1.7 billion, with Aluminio’s share of total project costs totaling approximately $460 million. Financing for these projects is in various stages of development, with the Barra Grande project under construction. The future of the Santa Isabel project is subject to receiving appropriate regulatory licenses. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

At December 31, 2002, Aluminio had provided $120 million of guarantees on these six hydroelectric projects in the form of debt guarantees or performance bonds.

Europe - Electricity

The company purchases electricity for its Italian smelters located at Portovesme and Fusina in the recently deregulated market, under contracts expiring in 2005.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations expiring in 2007.

Minority Interests - Electricity

The smelters in Germany, Ghana, Norway and Venezuela, in which Alcoa has only an equity stake and is not the operational manager, have made a variety of long-term electricity purchase arrangements, under the managing partner or entity. These contracts are up for renewal at various times, the majority of them in the period from 2011 to 2020. The smelter in Nigeria (in which Alcoa has the same position) has a captive gas turbine power plant that supplies its electricity needs.

Canada & U.S. - Natural Gas

The company generally procures natural gas on a competitively bid basis from a variety of sources including producers in the gas production areas and independent gas marketers. For Alcoa’s larger consuming locations in Canada and the U.S., the gas commodity as well as interstate pipeline transportation is procured to provide increased flexibility and reliability. Contract pricing for gas is typically based on a published industry index or NYMEX price. The company may choose to reduce its exposure to NYMEX pricing by hedging a portion of required natural gas consumption.

Sources and Availability of Raw Materials

The major purchased raw materials in 2002 for each of the company’s segments are listed below.

Alumina & Chemicals	Primary Metals
bauxite	alumina
calcined petroleum coke	aluminum fluoride
caustic soda	calcined petroleum coke
electricity	cathode blocks
fuel oil	electricity
natural gas	liquid pitch
silicon carbide	natural gas

Flat-Rolled Products	Engineered Products
alloying materials	cobalt
aluminum scrap	electricity
coatings	natural gas
commercial metals	nickel

electricity	primary aluminum (billet)
natural gas	steel
primary aluminum (rolling ingot)	titanium
used beverage cans

Packaging & Consumer	Other
aluminum	aluminum tape
natural gas	copper
polyethylene resin compound	glass fiber
polypropylene resin compound	polyvinyl chloride resin compound
polyvinyl chloride resin compound

Other materials generally are purchased from third party suppliers under competitively priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Joint Ventures and Investments

The company’s principal alliances and joint ventures are included in its “upstream” operating segments (alumina and chemicals and primary metals) as shown in the tables above relating to those segments.

Alcoa’s other significant joint ventures and investments are as follows:

Alcoa Closure Systems Japan, Ltd. Alcoa Closure Systems Japan, Ltd. (ACS Japan) is owned 95.9% by Alcoa and the remainder by the public. ACS Japan manufactures and markets plastic and aluminum closures and packaging equipment in Japan. In March 2002, Alcoa purchased an additional 20.3% stake from The Furukawa Electric Co., Ltd. This private acquisition raised Alcoa’s holding in ACS Japan to 70.8% from the company’s original 50.5% investment, which it had held since 1979. In May 2002, Alcoa conducted a tender offer for all the remaining shares of ACS Japan that it did not own, raising its stake to 95.9%.

Alcoa Fujikura Ltd. Alcoa Fujikura Ltd. (AFL), a global joint venture headquartered in Franklin Tennessee, is owned 51% by Alcoa and 49% by Fujikura International. AFL produces and markets electronic and electrical distribution systems for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL subsidiaries provide EF&I (engineer, furnish and install) services to the telecom and CATV industries.

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

Aluminum Corporation of China Limited (Chalco). In November 2001, Alcoa entered into a strategic alliance with Chalco and its parent company, Aluminum Corporation of China (Chinalco). Under this alliance, in 2001 Alcoa became a strategic investor in Chalco’s global offering and listing on the New York Stock Exchange and The Stock Exchange of Hong Kong. Alcoa’s investment is 8% of the issued and outstanding shares. In connection with its investment, Alcoa is entitled to one seat on Chalco’s board of directors. Chinalco will remain the largest shareholder in Chalco. As part of the strategic alliance, Alcoa and Chalco also agreed that they would enter into a Sino-foreign joint venture at Chalco’s facility in Pingguo. Pingguo is one of the most efficient alumina and aluminum production facilities in China and is located in the Guangxi region. The Pingguo joint venture will be owned 50% by Alcoa and 50% by Chalco. Alcoa will transfer management, operational and technical expertise, and best practices to the Pingguo joint venture. In December 2002, the parties announced that they expect their joint venture to be formalized in 2003. This revised schedule will allow the parties additional time to complete the necessary commercial terms and to obtain the necessary government approvals.

Bohai Aluminum Industries Ltd. This venture is owned 32.48% by Alcoa, 37.36% by Shortridge Ltd. and 30.16% by China International Trust & Investment Corporation. The venture produces aluminum foil and aluminum extrusions in Qinghuangdao, China.

Elkem Aluminium ANS. This Norwegian partnership is owned 50% by Alcoa and 50% by Elkem ASA, with Elkem as managing partner. The partnership is the second largest aluminum producer in Norway and operates two plants: Mosjøen and Lista. These facilities supply extrusion billets, rolling ingots and foundry ingots to leading rolling mills, extrusion plants and foundries in Europe. Alcoa holds a 46.5% investment in Elkem ASA, one of Norway’s largest industrial companies and a leading supplier of metals and materials.

Integris Metals, Inc. Integris Metals, Inc. is owned 50% by Alcoa and 50% by BHP Billiton. In November 2001, Alcoa and BHP Billiton merged Alcoa’s North American metals distribution business, Reynolds Aluminum Supply Company (RASCO), and BHP Billiton’s North American metals distribution business, Vincent Metal Goods in the U.S. and Atlas Ideal Metals in Canada. Integris Metals serves markets such as transportation, general manufacturing, machinery and equipment and building and construction. Integris Metals provides aluminum, stainless steel, carbon steel, copper, brass and nickel in a variety of forms and it offers a full range of processing services.

Kaal Australia Pty. Ltd. Kaal Australia Pty. Ltd. is owned 50% by Alcoa and 50% by Kobe. It owns and operates rolling mills at Point Henry and Yennora, Australia. These mills produce rigid container sheet (RCS) for the Australian and Asian markets and general sheet and foil for the Australian market. AofA supplies Kaal Australia’s Point Henry rolling mill with molten aluminum.

KSL Alcoa Aluminum Company, Ltd. This joint venture is owned 50% by Alcoa and 50% by Kobe. It produces RCS for markets in Japan and other Asian countries. In connection with this venture, Alcoa has a long-term contract to supply metal to Kobe.

Latas de Aluminio, S.A. Latas de Aluminio, S.A. (Latasa) is owned 37% by Alcoa, 39% by Bradesco Seguros, S.A., 12% by J. P. Morgan International Capital Corporation, and 12% by others. Latasa, which is managed by Alcoa, manufactures and recycles aluminum beverage cans in Brazil and owns subsidiaries in other South American countries that also manufacture and recycle aluminum beverage cans. Alcoa intends to sell its investment in Latasa in connection with the divestitures announced in the 2002 fourth quarter.

Yunnan Xinmeilu Aluminum Foil Co., Ltd. This joint venture is owned 56% by Alcoa and 44% by Yunnan Aluminum Processing Factory. It produces aluminum foil products in Kunming, China.

Patents and Trademarks

The company believes that its domestic and international patent and trademark assets provide it with a significant competitive advantage. The company’s rights under its patents, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each business segment. The patents owned by Alcoa generally concern particular products or manufacturing techniques. Alcoa’s business is not, however, materially dependent on patents, and no individual patent is of material importance to any segment.

The company has a number of domestic and international registered trademarks that have significant recognition at the consumer level, and others that have significant recognition within the markets that are served. Examples include Alcoa and the Alcoa Symbol for aluminum products, Howmet metal castings, Huck fasteners, Kawneer building panels, Presto storage bags, Cut-Rite wax paper, Reynolds plastic wrap and Reynolds Wrap aluminum foil. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions

Alcoa is the world’s leading producer of alumina, primary aluminum and fabricated aluminum. Alcoa is subject to highly competitive conditions in all aspects of its aluminum and non-aluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials — such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; steel, plastics and glass for packaging applications; and wood and vinyl for building and construction applications — aluminum’s diverse characteristics, particularly its light weight, recyclability and flexibility, are also significant factors. For the Packaging and Consumer Products segment, which markets products under Alcoa’s brand names, brand recognition and brand loyalty also play a role.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its businesses and at the Alcoa Technical Center near Pittsburgh. Expenditures for R&D activities were $214 million in 2002, $203 million in 2001 and $194 million in 2000.

Most of the major process and product areas within the company have a Technology Management Review Board (TMRB) consisting of members from various worldwide locations. Each TMRB is responsible for formulating and communicating a technology strategy for the corresponding product and process area, developing and managing the technology portfolio and ensuring the global transfer of technology. Certain business units alternatively conduct these activities and research and development programs within the worldwide business unit, supported by the Alcoa Technical Center. Technical personnel from the TMRBs, the Technical

Center and such business units also participate in the corresponding Market Sector Lead Teams. In this manner, research and development activities are aligned with corporate and business unit goals.

During 2002, the company continued work on new developments in inert anode technology and the pursuit of patent protection in jurisdictions throughout the world related to these advanced technologies. The company, on June 3, 2002, started inert anode assembly testing in a full pot at its Massena, New York commercial smelting facility. Anodes were run in the pot, periodically exchanged, and the pot was shut down on November 22, 2002. Progress has been successful in many respects as a result of the testing, although there remain technical and cost targets to overcome. Technical targets include improvement of long-term current efficiency, anode life, reduction in operating voltage and maintenance of metal purity. If the technology proves to be commercially feasible, the company believes that it will be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use.

Environmental Matters

Information relating to environmental matters is included in three areas of the Annual Report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Environmental Matters” on pages 37 and 38, in Note A to the financial statements under the caption “Environmental Expenditures” on page 47 and in Note W to the financial statements on pages 61-62.

Employees

Total worldwide employment at year-end 2002 was 127,000 people.

Alcoa has announced work force reductions of approximately 8,500 employees at over 70 locations, primarily in Mexico, Europe and the United States. The company expects these reductions to be substantially completed by the end of 2003.

On October 12, 2001, the United Steelworkers of America ratified a new five-year labor agreement that covers 19 locations in the United States and about 12,000 employees. The contract is effective from June 1, 2001 through May 31, 2006.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This report contains (and oral communications made by Alcoa may contain) forward-looking statements that may be identified by their use of words like “plans,” “expects,” “anticipates,” “intends,” “estimates,” “forecasts,” “will,” “outlook” or other words of similar meaning. All statements that address Alcoa’s expectations or projections about the future, including statements about Alcoa’s strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Alcoa’s estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. Alcoa cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Risk Factors

In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis in the Annual Report, the following are some of the important factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

•	Alcoa is a leading global producer of alumina, aluminum ingot and aluminum fabricated products. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Although Alcoa uses contractual arrangements with customers, as well as forward, futures and options contracts, to manage its exposure to the volatility of LME-based prices, and is product and segment diversified, Alcoa’s results of operations could be affected by material adverse changes in economic or aluminum industry conditions generally or in the markets served by Alcoa, including the transportation, building, construction, distribution, packaging, industrial gas turbine, telecommunications and other markets.

•	Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

o	significant increases in electricity costs rendering smelter operations uneconomic;
o	the unavailability of electrical power due to droughts;
o	interruptions in energy supply due to equipment failure or other causes; or
o	the inability to extend contracts upon expiration on economical terms.

•	Alcoa’s ability to grow earnings will be affected by increases in the cost of raw materials, including caustic soda, calcined petroleum coke and resins, in addition to energy. Alcoa may not be able to offset fully the effects of higher raw material costs through price increases or productivity improvements.

•	As part of its strategy for growth, Alcoa has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to Alcoa.

•	Alcoa has investments and activities in numerous countries outside the U.S. and in emerging markets, including China, Brazil, India, Korea and Mexico. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa’s results of operations. In addition, economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries could affect Alcoa’s revenues, expenses and results of operations.

•	The markets for most aluminum products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations.

•	A significant downturn in the business or financial condition of a key customer or customers supplied by Alcoa could affect Alcoa’s results of operations in a particular period.

•	Alcoa has undertaken and may continue to undertake productivity and cost-reduction initiatives to improve performance, including deployment of company-wide business process models, such as the Alcoa Business System and the Alcoa Enterprise Business Solution, an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software. There can be no assurance that these initiatives will be completed or beneficial to Alcoa or that any estimated cost savings from such activities will be realized.

•	Alcoa is working on new developments in advanced smelting process technologies, including inert anode technology. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

•	Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent environmental laws and regulations. The costs of complying with such environmental laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Alcoa’s results of operations or liquidity in a particular period could be affected by certain environmental matters, including remediation costs and damages related to several sites.

•	Alcoa’s results of operations or liquidity in a particular period could be affected by significant legal proceedings or investigations adverse to Alcoa, including product liability, safety and health and other claims.

•	Alcoa’s estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Alcoa’s results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability or changes in employee workforce assumptions.

•	Alcoa has projected a likely range of proceeds from the divestiture of the businesses and operations announced in the fourth quarter of 2002. There can be no assurance that Alcoa will realize the projected amount of proceeds from such divestitures.

•	War or terrorist activities may increase the cost of doing business or otherwise impact Alcoa’s financial performance.

The above list of important factors is not all-inclusive or necessarily in order of importance.

Item 2. Properties.

Alcoa has plants and holdings under the following segments and in the following geographic areas:

ALUMINA AND CHEMICALS

Bauxite: See the table and related text in Bauxite Interests section on pages 4-5.

Alumina: See the table and related text in Alumina Refining Facilities and Capacity section on pages 5-6.

Alumina Chemicals:	Asia:	4 locations in 3 countries.
	Australia:	2 locations.
	Europe:	2 locations in 2 countries.
	United States:	6 locations in 5 states.

PRIMARY METALS
See the table and related text in Primary Aluminum Facilities and Capacity section on pages 6-9.

FLAT-ROLLED PRODUCTS
Sheet and Plate:	Asia:	1 location.
	Australia:	2 locations.
	Europe:	10 locations in 7 countries.
	South America:	1 location.
	United States:	5 locations in 5 states.

Foil Products:	Asia:	3 locations.
	Australia:	1 location.
	Europe:	2 locations.
	South America:	1 location.
	United States:	2 locations in 2 states.

Can Reclamation:	Australia:	1 location.
	Europe:	1 location.
	United States:	1 location.

ENGINEERED PRODUCTS
Aerospace:	Asia:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	9 locations in 3 countries.
	United States:	21 locations in 14 states.

Auto Components:	Canada:	1 location.
	Europe:	6 locations in 4 countries.
	Mexico:	1 location.
	South America:	2 locations in 1 country.
	United States:	8 locations in 7 states.

Architectural Extrusions:	Canada:	2 locations in 2 provinces.
	Europe:	31 locations in 6 countries.
	South America:	8 locations in 3 countries.
	United States:	12 locations in 10 states.

Castings:	Asia:	1 location.
	Canada:	3 locations in 2 provinces.
	Europe:	10 locations in 6 countries.
	South America:	1 location.
	United States:	17 locations in 12 states.

Extrusion, Tube:	Asia:	1 location.
	Europe:	16 locations in 6 countries.
	South America:	9 locations in 4 countries.
	United States:	16 locations in 15 states.

Fasteners:	Asia:	2 locations in 2 countries.
	Australia:	2 locations.
	Canada:	1 location.
	Europe:	14 locations in 6 countries.
	United States:	20 locations in 11 states.

PACKAGING AND CONSUMER
Consumer Products:	Europe:	2 locations.
	South America:	1 location.
	United States:	11 locations in 7 states.

Flexible Packaging:	Asia:	1 location.
	Europe:	1 location.
	United States:	8 locations in 4 states.

Closures, Machinery:	Asia:	6 locations in 6 countries.
	Europe:	7 locations in 6 countries.
	Mexico:	2 locations.
	South America:	8 locations in 6 countries.
	United States:	8 locations in 7 states.

Graphics:	Canada:	3 locations in 1 province.
	Mexico:	1 location.
	United States:	21 locations in 15 states.

Foodservice Packaging:	Canada:	5 locations in 4 provinces.
	Europe:	1 location.
	Mexico:	1 location.
	South America:	1 location.
	United States:	14 locations in 12 states.

Protective Packaging:	Canada:	2 locations in 1 province.
	Europe:	1 location.
	United States:	5 locations in 2 states.

Polymerization and Extrusion:	Canada:	1 location.
	Europe	2 locations in 2 countries.
	United States:	5 locations in 5 states.

OTHER

AFL
Automotive:	Canada:	1 location.
	Europe:	9 locations in 7 countries.
	Mexico:	6 locations.
	South America:	2 locations in 2 countries.
	United States:	5 locations in 3 states.

Telecommunications:	Europe:	1 location.
	Mexico:	1 location.
	United States:	15 locations in 14 states.

Auto Engineering:	Europe:	2 locations.
	United States:	8 locations in 5 states.

Home Exteriors:	United States:	6 locations in 6 states.

Other:	Australia:	1 location.
	Canada:	1 location.
	Europe:	4 locations in 2 countries.
	South America:	16 locations in 6 countries.
	United States:	24 locations in 15 states.

Alcoa’s corporate center is located at 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858. Alcoa’s global office is located at 390 Park Avenue, New York, New York 10022-4608.

Alcoa does lease some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or their values. AFL and Southern Graphic Systems, Inc. lease most of their facilities. Ivex Packaging Corporation leases certain of its facilities.

Alcoa believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Alcoa has been made for the purpose of this report, the company knows of no material defects in title to any such properties. See Notes A, G and T to the financial statements for information on properties, plants and equipment and lease expense.

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

Since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA). Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In the fourth quarter of 1999, Alcoa submitted an Analysis of Alternatives Report to the EPA. This Report identified potential courses of remedial action related to the PCB contamination of the river. The EPA indicated to Alcoa that it believed additional remedial alternatives needed to be included in the Analysis of Alternatives Report. During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. In February 2002, Alcoa submitted a final Analysis of Alternatives Report based on these additional evaluations and included additional remedial alternatives required by the EPA. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Based on the current assessment of the EPA decision-making process, the company has now concluded that the selection of the $2 million alternative, based on natural recovery only, is remote. Alcoa continues to believe that alternatives involving the largest amounts of sediment removal should not be selected for the Grasse River remedy. Therefore, the company believes that the alternatives that should reasonably be considered for selection range from engineered capping and natural recovery of $30 million to a combination of moderate dredging, capping and natural recovery of $90 million. Accordingly, Alcoa has adjusted the reserve for the Grasse River to $30 million representing the low end of the range of possible alternatives, as no one of the alternatives is more likely to be selected than any other. The EPA’s ultimate selection of a remedy could result in additional liability. However, as the process allows for input that can influence the scope and cost of the remedy through the issuance of the formal Record of Decision (ROD), Alcoa may be required to record a subsequent reserve adjustment at the time the ROD is issued.

Representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa and Reynolds may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company continues to actively investigate these claims.

Since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the “Alcoa (Point Comfort)/Lavaca Bay Site” on the National Priorities List, and Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA docket no. 6-11-94, concerning the site. The administrative order required the company to conduct a remedial investigation and feasibility study under EPA oversight. Following submission by the company of all required information, in December 2001, the EPA issued its ROD selecting the final remedial approach for the site, which is fully reserved. The company is negotiating a Consent Order with the EPA under which it will undertake to implement the remedy. The company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for Lavaca Bay. The cost of such restoration is reserved and Alcoa anticipates negotiating a Consent Decree with the trustees under which it will implement the restoration. Alcoa does not believe that any additional liability for this site is reasonably possible.

In July 2001, the Louisiana Department of Environmental Quality (DEQ) filed an administrative law proceeding, docket no. 2001-5918-EQ, against Discovery Aluminas, Inc. (Discovery), an Alcoa subsidiary, and Waste Management, Inc. (Waste Management) seeking civil penalties for alleged infractions of DEQ’s hazardous waste regulations. Both Discovery and Waste Management have denied the allegations and formal information discovery is proceeding. Settlement discussions with Waste Management and the state are ongoing.

In 1994, the EPA added Reynolds’ Troutdale, Oregon primary aluminum production plant to the National Priorities List of Superfund sites. Alcoa has been cooperating with the EPA under a September 1995 consent order, docket number 1094-01-19-106, between Reynolds and EPA Region 10, to identify cleanup solutions for the site. Further analyses were done to determine the effects of the July 2002 decision to permanently close the Troutdale production plant on the number and scope of remedial alternatives for the facility. In August 2002, the EPA issued a preliminary remedial action plan representing the most probable scope and cost of cleanup. That cost has been fully reserved and Alcoa does not believe that any additional liability for this site is reasonably possible.

On December 26, 2001, three citizens groups filed an action in the U.S. District Court for the Western District of Texas against Alcoa. The groups alleged that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered various requirements under the Clean Air Act and the Texas Clean Air Act and that the plant did not comply with those requirements. The groups also alleged that the plant violated opacity limits. On January 29, 2002, the company filed its answer to the complaint denying the allegations. In addition, on January 9, 2002, the Texas Natural Resource Conservation Commission (TNRCC) issued a Notice of Enforcement and EPA Region VI issued a Notice of Violation against Alcoa. Both notices allege that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered requirements under the Clean Air Act and the Texas Clean Air Act and the plant did not comply with those requirements. On June 24, 2002, the U.S. Department of Justice (DOJ), the EPA, the TNRCC (now known as the Texas Commission on Environmental Quality (“TCEQ”)) and Alcoa agreed to resolve the Texas and federal allegations with the permitting of reduced emission limits for the power plant and the payment of a civil penalty of $1.5 million, as well as supplemental environmental capital projects of $2.5 million. EPA, DOJ, TCEQ, the citizens groups and Alcoa are currently working on the drafting of a consent decree to memorialize the agreement reached by the parties.

To meet the terms of a newly issued decision by the Western Australia Minister for the Environment amending the license regulating emissions from the Wagerup alumina refinery, AWAC was required to implement projects to reduce emissions of odors and nitrogen oxides at the Wagerup facility by June 30, 2002. If the Wagerup facility did not complete the projects by that date, Wagerup’s alumina production would have been reduced by approximately 6% to the production limits of the prior license until the projects were completed. AWAC met the new standards by the June 30 deadline.

In May through October of 2002, eight lawsuits were filed against Reynolds and Alcoa in the District Court of Wharton County, Texas, two of which have since been dismissed. In the same timeframe, five lawsuits were filed in the United States District Court, Southern District of Texas, Victoria Division. The cases were originally removed to federal court, but all but one of them have now been remanded back to state court in Wharton County. The lawsuits seek to recover damages relating to the presence of trichloroethylene in the groundwater near a former

Reynolds extrusion facility in El Campo, Texas. Additional defendants included in some of the lawsuits are the current owners to whom Reynolds sold the facility in 1997, Bon L. Campo Limited Partnership (Bon L. Campo) and Tredegar Corporation, a few former employees of the current plant owners and two neighboring businesses. Some of the cases request class certification to include other allegedly affected individuals as plaintiffs. Damages sought include those for the contamination of private wells, diminution of property value, medical monitoring and punitive damages. Reynolds owned and operated the facility from 1971 to 1997 and sold it to Bon L. Campo before Alcoa acquired Reynolds. Reynolds and Alcoa are currently participating in the Voluntary Cleanup Program under the supervision of the TCEQ and investigating the area to determine the source of the contamination. Answers have been filed in all but one of the cases as the last complaint has yet to be served and discovery is being conducted at this time. Currently, the amount of any possible loss cannot be estimated.

In August 2000, the DOJ notified IPC, Inc. (“IPC”), a wholly owned subsidiary of Ivex Packaging Corporation (“Ivex”), and Consolidated Fibers, Inc. (“CFI”), a wholly owned subsidiary of IPC, that they were potentially responsible parties (PRPs) under CERCLA at the Agriculture Street Landfill Superfund Site, New Orleans, Louisiana. In August 2002, the EPA and DOJ extended an offer to CFI to engage in pre-filing settlement discussions regarding the United States’ claim for response costs at the Site. The EPA and DOJ stated that the government had incurred approximately $40.6 million in response costs at the Site and sought a settlement amount of approximately $13.8 million to be paid collectively by CFI and other PRPs. Ivex contends that CFI’s involvement with the site was minimal. The United States filed a complaint in the United States District Court for the Eastern District of Louisiana on December 6, 2002 for recovery of its response costs. CFI was named as a defendant. CFI was served with the complaint on January 15, 2003. CFI’s answer now is due on March 17, 2003.

Other Matters

Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa’s favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa will be able to recover from its insurers on these three sites. Alcoa appealed these rulings to the Washington Court of Appeals, which certified the appeal to the Washington Supreme Court. Alcoa prevailed on significant portions of the appeal and the matter is currently set for trial in September 2003.

Along with various asbestos manufacturers, distributors and premises users, Alcoa and/or its subsidiaries are defendants in several hundred active individual lawsuits filed on behalf of persons alleging injury predominantly as a result of occupational exposure to asbestos at various company facilities. In addition to the above cases, an Alcoa subsidiary has been routinely named, along with a large common group of industrial companies, in a standardized complaint utilized by one particular law firm where the company’s involvement is not evident. Since 1999, about seven thousand such complaints have been filed. To date, Alcoa’s subsidiary has been dismissed from almost every case that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa believes that between its reserves and insurance it is adequately covered for its known asbestos exposures. The costs of defense and settlement have not been and are not expected to be material to the financial condition of the company.

In July 1999, Alcoa Aluminio S.A. received notice that an administrative proceeding was commenced by Brazil’s Secretary of Economic Law of the Ministry of Justice against Brazilian producers of primary aluminum, including Alcoa Aluminio. The suit alleges collusive action in the pricing of primary aluminum in violation of Brazilian antitrust law. Alcoa Aluminio has presented its defense and is awaiting the decision of the Secretary of Economic Law. If the Secretary of Economic Law determines that the antitrust law was violated, then the action may be further prosecuted by the Administrative Council of Economic Defense. Brazilian law provides for civil and criminal sanctions for violations of antitrust law, including fines ranging from 1% to 30% of a company’s revenue during the last fiscal year.

On October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the company in the United States District Court for the Southern District of New York, naming as defendants the company, each member of Alcoa’s Board of Directors, certain officers of the company and PricewaterhouseCoopers LLP, Alcoa’s independent accountants. The lawsuit alleged, among other things, that Alcoa’s proxy statement dated March 8, 1999 contained materially false and misleading statements and omissions regarding the proposed Alcoa Stock Incentive Plan. On March 19, 2001, the court granted without prejudice the defendants’ motion to dismiss the plaintiff’s claims. On May 31, 2001, Ms. Shaev served an amended complaint making the same allegations as in the previous complaint but styling the complaint as a class action on behalf of shareholders. The company served a motion to dismiss on June 25, 2001. On October 25, 2002, the amended complaint was dismissed on the factual and legal merits of the matter. A notice of appeal has been filed by the plaintiff.

A purported class action was filed on February 14, 2002 in the U.S. District Court for the Northern District of Ohio against the company and the International UAW, on behalf of 400 African-American employees of Cleveland Works, alleging discrimination in Cleveland’s apprenticeship program. Plaintiffs sought certification of the class, declaratory and injunctive relief, lost wages, entry into apprenticeship programs, compensatory and punitive damages and costs and expenses of litigation. The complaint was served on May 23, 2002 and answered on June 12, 2002. Plaintiffs have not moved for class certification. On January 15, 2003, the parties jointly advised the court that a settlement agreement providing monetary and injunctive relief had been reached and that it would be presented to the court for approval.

As previously reported, in the first half of 2002, Alcoa discovered that a former Reynolds’ distribution entity, RASCO, may have sold upwards of 800,000 pounds of aluminum plate made by an unrelated company for use in the Northwest maritime industry that may not be suitable for that use. Reynolds and the current owner of the business and the manufacturer of the metal are working jointly to identify the issues and find resolutions. All customers have been notified of the issue, inspection protocols have been put into place and the United States Coast Guard has been notified and is involved in the resolution process. Three lawsuits were originally filed by ship owners or operators and each has been resolved. The parties have been working cooperatively toward satisfactory resolutions. Currently, the company has expensed the amount of the loss it considers probable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2002.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 15, 2003 are listed below.

Alain J. P. Belda, 59, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997. Mr. Belda and Ricardo E. Belda, Executive Vice President–Alcoa and Group President, Alcoa Europe, are brothers.

Ricardo E. Belda, 58, Executive Vice President–Alcoa and Group President, Alcoa Europe. He was elected to his current position in November 2001. Mr. Belda was named President–Alcoa Europe in March 2000 and elected a Vice President of Alcoa in May 2000. He was named President of Alcoa Nederland B.V. in 1995 and took on responsibility for Extrusions and End Products for all of Europe in 1997.

William F. Christopher, 48, Executive Vice President – Alcoa and Group President, Alcoa Aerospace, Automotive and Commercial Transportation. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market. He also will have leadership responsibility for corporate customers marketing initiatives. In September 2002, he was appointed to the assignment of Group President for Alcoa’s Aerospace and Commercial Transportation Group. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Richard B. Kelson, 56, Executive Vice President and Chief Financial Officer. He was elected to his current position in May 1997. He was Executive Vice President, Environment, Health and Safety and General Counsel from May 1994 to 1997.

William E. Leahey, Jr., 53, Executive Vice President–Alcoa and Group President, Packaging, Consumer, Construction & Distribution. He was elected to his current position in September 2001. Mr. Leahey joined Alcoa in May 2000 as Vice President–Alcoa and Group President, Packaging, Consumer, Construction & Distribution following Alcoa’s merger with Reynolds Metals Company. He was Executive Vice President and Chief Financial Officer of Reynolds since 1998; Senior Vice President of Reynolds’ global can business in 1997 and Vice President and General Manager of Reynolds’ Can Division from 1993 to 1997.

Charles D. McLane, Jr., 49, Vice President, Alcoa Business Support Services and Controller. Mr. McLane was elected to his current position in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

G. John Pizzey, 57, Executive Vice President and Group President, Alcoa Primary Products. Alcoa Primary Products includes the Alumina and Chemicals segment and the Primary Metals segment. Mr. Pizzey was elected to his current position in July 2001. Mr. Pizzey was named Group President, Alcoa Primary Products in June 2000; was President of Primary Metals in 1997, President, Alcoa World Alumina in 1998 and took on additional responsibility for chemicals in August 1999. He has been a Vice President of Alcoa since 1996.

Lawrence R. Purtell, 55, Executive Vice President and General Counsel; Chief Compliance Officer. Mr. Purtell joined Alcoa as Executive Vice President and General Counsel in November 1997. He became Chief Compliance Officer in April 2002.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, resignation or removal.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Dividend per share data, high and low prices per share, the principal exchanges on which the company’s common stock is traded, and the estimated number of holders of common stock are set forth on page 68 of the Annual Report and are incorporated by reference.

Item 6. Selected Financial Data.

The comparative table showing selected financial data for the company is on page 28 of the Annual Report and is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s review and comments on the consolidated financial statements are on pages 29 through 41 of the Annual Report and are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 36 through 37 of the Annual Report and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The company’s consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent accountants are on pages 42 through 63 of the Annual Report and are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding directors is contained under the captions “Board of Directors” and “Item 1 – Election of Directors” on pages 6 through 16 of the Proxy Statement and is incorporated by reference.

The information regarding executive officers is set forth in Part I, Item 4A of this report under “Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 19 of the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation.

This information is contained under the captions “Directors’ Compensation” on page 7, “Stock Performance Graph” on page 19, “Executive Compensation” on pages 22 through 29, and “Change in Control” on page 33 of the Proxy Statement. Such information (other than the Stock Performance Graph and Report of the Compensation and Benefits Committee, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that may be issued under the company’s equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	70,081,673	$34.53	25,435,324[2]
Equity compensation plans not approved by security holders[3,4]	—	—	—

Total	70,081,673	$34.53	25,435,324[2]

[1]	Includes the Alcoa Stock Incentive Plan (the “ASIP”) and the former Alcoa Long-Term Stock Incentive Plan (the “Prior Plan”).
[2]	The ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, contingent stock, performance shares and performance units and stock or other awards valued by reference to Alcoa stock. The shares that remain available for issuance under the ASIP may be issued in connection with any one of these awards. The ASIP has a provision that permits shares repurchased by Alcoa and designated by the Board of Directors to be added to the number of shares available for future issuance under the ASIP. In addition, the following are available to grant under the ASIP: (i) shares subject to awards under the ASIP or Prior Plan that are forfeited, settle for cash, expire or otherwise terminate without issuance of shares and (ii) shares tendered in payment of the purchase price of an option award under the ASIP or Prior Plan or tendered or withheld to pay required withholding taxes.
[3]	In connection with its acquisitions of Alumax, Cordant, Howmet and Reynolds, Alcoa assumed stock options outstanding under these companies’ stock option plans. An aggregate of 11,485,568 shares of Alcoa common stock are to be issued upon exercise of the outstanding options. The options have a weighted average exercise price of $24.98. No further grants of stock options will be made under these plans
[4]	The Alcoa Fee Continuation Plan for Non-Employee Directors, adopted in 1990, provides fee continuation payments for persons who meet a minimum service requirement as a non-employee director. Each of the eleven eligible participants receives such cash and stock payments for life upon retirement from the Board or age 65 (whichever is later), based upon the cash retainer fee for directors and an annual stock grant under the company’s former Stock Plan for Non-Employee Directors. In 1995, the Board froze future annual payments to eligible directors at a maximum of $30,000 and 2,000 shares (or a lesser proportion based on service). The Plan was otherwise terminated at that time. Alcoa’s practice has been to use treasury shares for such share payments. All current fees and other compensation for directors are outlined in the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Executive Officers” on pages 17 through 18 of the Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information is contained under the captions “Transactions with Directors’ Companies” and “Transactions with Management” on pages 7 and 29, respectively, of the Proxy Statement and is incorporated by reference.

PART IV

Item 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of February 14, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 14, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the independent accountants are on pages 42 through 62 of the Annual Report and are incorporated by reference.

(2) The following report and schedule should be read with the company’s consolidated financial statements in the Annual Report:

Report of PricewaterhouseCoopers LLP dated January 8, 2003 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2002, 2001 and 2000.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2002, 2001 and 2000.

(3) Exhibits

Exhibit Number	Description*

3(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).

Form of Indenture, dated as of September 30, 1993, between Alcoa and J. P. Morgan Trust Company, N.A. (formerly Chase Manhattan Trust Company, N.A.), as successor Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(c).

Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(d).

Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(f).

Amended and Extended Revolving Credit Agreement (364-Day), dated as of April 26, 2002, incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10(g).

Amended and Restated Revolving Credit Agreement (Five-Year), dated as of April 27, 2001, incorporated by reference to exhibit 10(o) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10	(h).	Revolving Credit Agreement (Five-Year), dated as of August 14, 1998, incorporated by reference to exhibit 10(o) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10	(i).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10	(i)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(j).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(j)(1).

Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(j)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002.

10	(k).

Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(l).

Employees’ Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(l)(1).

Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2000, incorporated by reference to exhibit 10(d)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(l)(2).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2002.

10	(m).

Employees’ Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit
10(e) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(n).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10	(o).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual

Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(o)(1).

Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(p).

Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(p)(1).

Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(q).

Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(q)(1).

Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(q)(2).

Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(q)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10	(q)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10	(q)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(r).

Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(s).

Dividend Equivalent Compensation Plan, effective February 3, 1997, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1996.

10	(t).

Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(u).	Alcoa Stock Incentive Plan, effective June 1, 1999, incorporated by reference to exhibit 10(p)(1) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10	(v).

Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10	(v)(1).

Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2000, incorporated by reference to exhibit 10(q)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(w).

Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10	(x).

Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10	(x)(1).

Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10	(x)(2).

Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	(y).	2001 PLUS Performance Plan, effective 2001, incorporated by reference to exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10	(z).	Alcoa Inc. Change in Control Severance Plan, incorporated by reference to exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

12.		Computation of Ratio of Earnings to Fixed Charges.

13.		Portions of Alcoa’s 2002 Annual Report to Shareholders.

21.		Subsidiaries and Equity Entities of the Registrant.

23.		Consent of Independent Accountants.

24.		Power of Attorney for certain directors.

*	Exhibit Nos. 10(i) through 10(z) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

(b) Reports on Form 8-K. None were filed during the fourth quarter of 2002.

Report of Independent Accountants on

Financial Statement Schedule

To the Shareholders and Board of Directors of Alcoa Inc. (Alcoa)

Our audits of the consolidated financial statements referred to in our report dated January 8, 2003 appearing in the 2002 Annual Report to Shareholders of Alcoa (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

    PricewaterhouseCoopers LLP

600 Grant Street

Pittsburgh, Pennsylvania

January 8, 2003

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
2002	$121	$22	$(10)(A)	$13(B)	$120
2001	$ 62	$57	$ 7(A)	$ 5(B)	$121
2000	$ 47	$ 8	$ 12(A)	$ 5(B)	$ 62
Income tax valuation allowance:
2002	$201	$17	$(15)(A)	$ 24(C)	$179
2001	$165	$50	$ (7)(A)	$ 7(C)	$201
2000	$134	$27	$ 30(A)	$26(C)	$165

Notes: (A) Collections on accounts previously written off, acquisition/divestiture of subsidiaries and foreign currency translation adjustments.

(B) Uncollectible accounts written off.

(C) Related primarily to utilization of tax loss carryforwards or amounts written off.

The financial information of all prior periods has been reclassified to reflect discontinued operations and assets held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCOA INC.

February 28, 2003	By	/s/ Charles D. McLane, Jr.
Charles D. McLane, Jr. Vice President, Alcoa Business Support Services and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain J. P. Belda Alain J. P. Belda	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 28, 2003

/s/ Richard B. Kelson Richard B. Kelson	Executive Vice President and Chief Financial Officer	February 28, 2003

Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, John P. Mulroney, Henry B. Schacht, Franklin A. Thomas and Ernesto Zedillo, each as a Director, on February 28, 2003, by Donna C. Dabney, their Attorney-in-Fact.*

* By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact

CERTIFICATIONS

I, Alain J. P. Belda, Chairman of the Board and Chief Executive Officer of Alcoa Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Alcoa Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ ALAIN J. P. BELDA
Title: Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Richard B. Kelson, Executive Vice President and Chief Financial Officer of Alcoa Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Alcoa Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ RICHARD B. KELSON
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)