Form 10-Q
period 2003-03-31
ALCOA INC
filed 2003-04-25
CIK 4281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Isabella Street, Pittsburgh, Pennsylvania	15212-5858
(Address of principal executive offices)	(Zip Code)

Office of Investor Relations 212-836-2674

Office of the Secretary 412-553-4707

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of April 23, 2003, 845,246,716 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	March 31 2003	December 31 2002
ASSETS
Current assets:
Cash and cash equivalents	$370	$344
Receivables from customers, less allowances of $127 in 2003 and $120 in 2002	2,611	2,378
Other receivables	253	174
Inventories (F)	2,557	2,441
Deferred income taxes	457	468
Prepaid expenses and other current assets	437	508

Total current assets	6,685	6,313

Properties, plants and equipment, at cost	23,606	23,120
Less: accumulated depreciation, depletion and amortization	11,420	11,009

Net properties, plants and equipment	12,186	12,111

Goodwill	6,365	6,365
Other assets	4,511	4,446
Assets held for sale (D)	609	575

Total assets	$30,356	$29,810

LIABILITIES
Current liabilities:
Short-term borrowings	$32	$37
Accounts payable, trade	1,762	1,618
Accrued compensation and retirement costs	846	933
Taxes, including taxes on income	817	818
Other current liabilities	865	970
Long-term debt due within one year	75	85

Total current liabilities	4,397	4,461

Long-term debt, less amount due within one year	8,672	8,365
Accrued postretirement benefits	2,304	2,320
Other noncurrent liabilities and deferred credits	2,931	2,878
Deferred income taxes	509	502
Liabilities of operations held for sale (D)	90	64

Total liabilities	18,903	18,590

MINORITY INTERESTS	1,370	1,293

COMMITMENTS AND CONTINGENCIES (G)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	6,098	6,101
Retained earnings	7,451	7,428
Treasury stock, at cost	(2,819)	(2,828)
Accumulated other comprehensive loss (H)	(1,627)	(1,754)

Total shareholders’ equity	10,083	9,927

Total liabilities and equity	$30,356	$29,810

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31
	2003	2002
Sales	$5,112	$4,900
Cost of goods sold	4,073	3,968
Selling, general administrative and other expenses	294	273
Research and development expenses	50	51
Provision for depreciation, depletion and amortization	285	259
Special items (E)	(4)	—
Interest expense	88	75
Other income, net (J)	(37)	(55)

	4,749	4,571
Income from continuing operations before taxes on income	363	329
Provision for taxes on income	109	104

Income from continuing operations before minority interests’ share	254	225
Less: Minority interests’ share	59	41

Income from continuing operations	195	184
Income from discontinued operations (D)	3	—
Cumulative effect of accounting change (B)	(47)	34

NET INCOME	$151	$218

EARNINGS PER SHARE (I)
Basic:
Income from continuing operations	$.23	$.22
Cumulative effect of accounting change	(.06)	.04

Net income	$.17	$.26

Diluted:
Income from continuing operations	$.23	$.22
Cumulative effect of accounting change	(.06)	.04

Net income	$.17	$.26

Dividends paid per common share	$.15	$.15

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31
	2003	2002
CASH FROM OPERATIONS
Net income	$151	$218
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	287	261
Change in deferred income taxes	6	(7)
Equity income, net of dividends	(61)	4
Noncash special items (E)	(4)	—
Losses from investing activities – sale of assets	1	—
Minority interests	59	41
Income from discontinued operations (D)	(3)	—
Accounting changes (B)	47	(34)
Other	38	(16)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(275)	(42)
(Increase) reduction in inventories	(89)	108
Reduction in prepaid expenses and other current assets	—	(69)
Reduction in accounts payable and accrued expenses	(46)	(220)
Reduction in taxes, including taxes on income	(18)	(48)
Net change in noncurrent assets and liabilities	(88)	26
(Increase) reduction in net assets held for sale	(36)	15

CASH (USED FOR) PROVIDED FROM CONTINUING OPERATIONS	(31)	237
CASH PROVIDED FROM DISCONTINUED OPERATIONS	1	—

CASH FROM OPERATIONS	(30)	237

FINANCING ACTIVITIES
Net changes to short-term borrowings	(5)	(65)
Common stock issued for stock compensation plans	4	34
Repurchase of common stock	—	(105)
Dividends paid to shareholders	(127)	(127)
Dividends paid to minority interests	(45)	—
Net change in commercial paper	352	480
Additions to long-term debt	101	17
Payments on long-term debt	(94)	(29)

CASH PROVIDED FROM FINANCING ACTIVITIES	186	205

INVESTING ACTIVITIES
Capital expenditures	(180)	(233)
Capital expenditures of discontinued operations	(1)	(5)
Acquisitions, net of cash acquired	(6)	(105)
Proceeds from the sale of assets	14	23
Additions to investments	(3)	(10)
Changes in short-term investments	44	(33)
Changes in minority interests	—	(10)
Other	(6)	(7)

CASH USED FOR INVESTING ACTIVITIES	(138)	(380)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(5)

Net change in cash and cash equivalents	26	57
Cash and cash equivalents at beginning of year	344	512

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370	$569

The accompanying notes are an integral part of the financial statements.

Notes to Condensed Consolidated Financial Statements

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of normal recurring accruals, considered necessary by management to fairly present the results of operations, financial position and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year.

This Form 10-Q report should be read in conjunction with Alcoa’s annual report on Form 10-K for the year ended December 31, 2002, which includes all disclosures required by accounting principles generally accepted in the United States of America.

B. Recently Adopted Accounting Standards – Effective January 1, 2003, Alcoa adopted Statement of Financial Accounting Standards (SFAS)No. 143, “Accounting for Asset Retirement Obligations.” Under this new standard, Alcoa recognized additional liabilities, at fair value, of approximately $136 at January 1, 2003, for asset retirement obligations (ARO’s), consisting primarily of costs associated with spent pot lining disposal, bauxite residue disposal, mine reclamation and landfills. These costs reflect the legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. Alcoa had previously recorded liabilities for certain of these costs. Additionally, Alcoa capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At January 1, 2003, Alcoa increased the following: net properties, plants and equipment by $74, net deferred tax assets by $22 and minority interests’ share by $7.

The cumulative effect adjustment recognized upon adoption of this standard was $47, consisting primarily of costs to establish assets and liabilities related to spent pot lining disposal for pots currently in operation. Net income for the quarter ended March 31, 2002 and for the full year of 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

The changes in the carrying amount of ARO’s for the quarter ended March 31, 2003, and the pro forma impact for the year ended December 31, 2002, as if this standard had been adopted effective January 1, 2002, follow.

	Quarter ended March 31, 2003	(Pro forma) Year ended December 31, 2002
Balance at beginning of period	$224	$214
Accretion expense	3	12
Payments	(9)	(27)
Liabilities incurred	8	22
Translation and other	(1)	3

Balance at end of period	$225	$224

In addition to the ARO’s discussed above, Alcoa may have other obligations in the event of a permanent plant shutdown. However, these plant assets have indeterminate lives and, therefore, the associated ARO’s are not reasonably estimable and liabilities cannot be established.

In 2002, Alcoa adopted SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” As a result, Alcoa recognized a cumulative effect adjustment of $34 in the first quarter of 2002, consisting of income from the write-off of negative goodwill from prior acquisitions of $49, offset by a $15 write-off for the impairment of goodwill in the automotive business resulting from a change in the criteria for the measurement of impairments from an undiscounted to a discounted cash flow method.

C. Stock-Based Compensation – Stock options granted under the company’s stock incentive plans are generally granted at market prices on the date of grant and include a reload or stock continuation ownership feature. Stock options granted have a maximum term of ten years. Vesting periods for new option grants prior to 2003 are one year from the date of grant and six months for options granted under the reload feature. New option grants issued after this date vest one-third in each of the three years from the date of the grant, and the reload feature of new options is subject to cancellation or modification.

Alcoa accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

Alcoa’s net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

First quarter ended March 31	2003	2002
Net income, as reported	$151	$218
Less: compensation cost determined under the fair value method, net of tax	4	32

Pro forma net income	$147	$186

Basic earnings per share:
As reported	$.17	$.26
Pro forma	.17	.22

Diluted earnings per share:
As reported	$.17	$.26
Pro forma	.17	.22

D. Discontinued Operations and Assets Held for Sale – During the fourth quarter of 2002, Alcoa performed a portfolio review of its businesses and the markets they serve. As a result of this review, Alcoa committed to a plan to divest certain noncore businesses that do not meet internal growth and return measures. Certain of the businesses to be divested were classified as discontinued operations and they include Alcoa’s commodity automotive fasteners business, certain fabricating businesses serving the residential building and construction market in North America, a packaging business in South America, and the protective packaging business acquired in the Ivex Packaging Corporation acquisition in 2002. These businesses were previously included within the Engineered Products and Packaging and Consumer segments and have been reclassified to corporate. The financial information for 2002 has been reclassified to reflect these businesses as assets held for sale and liabilities of operations held for sale on the Condensed Consolidated Balance Sheet and as discontinued operations on the Condensed Statement of Consolidated Income. Sales and income from operations for the businesses included within discontinued operations were $90 and $3, respectively, for the first quarter of 2003 and $83 and $0, respectively, for the first quarter of 2002.

Certain other businesses to be divested are classified as assets held for sale due to management’s belief that Alcoa may enter into supply agreements in connection with the sale of these businesses. These businesses to be divested principally include certain architectural products businesses in North America, certain fabricating and packaging operations in South America, and foil facilities in St. Louis, MO and Russellville, AR. The operating results of these businesses are included within the Engineered Products, Flat-Rolled Products, and Packaging and Consumer segments. The assets and liabilities of these businesses have been classified as assets held for sale and liabilities of operations held for sale on the Condensed Consolidated Balance Sheet. Alcoa continues to actively market these businesses. Alcoa expects that all of the businesses will be sold within a one-year period. The fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values used to record the loss in 2002.

For further details on discontinued operations and assets held for sale, see Note B to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

E. Special Items – During 2002, Alcoa recorded special charges of $407 ($261 after tax and minority interests) for restructurings, consisting of a charge of $39 in the third quarter of 2002 as a result of the curtailment of aluminum production at three smelters; a charge of $154 in the fourth quarter of 2002 related to restructuring operations in the U.S. smelting system and for those businesses experiencing negligible growth due to continued market declines in aerospace, automotive, and industrial gas turbines markets; and $214 in the fourth quarter of 2002 related to impairment charges on businesses to be divested that have failed to meet internal growth and return measures. The charges of $407 are comprised of $278 for asset write-downs, consisting of $136 of goodwill on businesses to be divested, as well as $142 for structures, machinery, and equipment; $105 for employee termination and severance costs related to approximately 8,500 hourly and salaried employees at over 70 locations, primarily in Mexico, Europe, and the U.S.; and charges of $31 for exit costs, primarily for remediation, demolition, and lease termination costs.

As of March 31, 2003, approximately 1,300 of the 8,500 employees associated with the 2002 restructuring program had been terminated.

During 2001, Alcoa recorded charges of $565 ($355 after tax and minority interests) as a result of a restructuring plan based on a strategic review of the company’s primary products and fabricating businesses aimed at optimizing and aligning its manufacturing systems with customer needs, while positioning the company for stronger profitability. These charges were comprised of asset write-downs of $371; employee termination and severance costs of $178 related to workforce reductions of approximately 10,400 hourly and salaried employees, primarily located outside of the U.S.; and other exit costs of $16 related to the shutdown of facilities. These charges were primarily due to actions taken in Alcoa’s primary products and fabricating businesses because of economic and competitive conditions and included the shutdown of 18 facilities in the U.S. and Europe. The results of operations related to these facilities were not material.

As of March 31, 2003, approximately 9,400 of the 10,650 employees (comprised of 10,400 from above as well as an additional 250 announced in 2002) associated with the 2001 restructuring program had been terminated.

The reserve balances consisted of the following.

	Assets write-downs	Employee termination and severance costs	Other	Total
2001:
Total restructuring charges	$371	$178	$16	$565
Cash payments	(3)	(32)	(5)	(40)
Noncash charges	(288)	—	—	(288)

Reserve balances at December 31, 2001	$80	$146	$11	$237

2002:
Cash payments	(17)	(74)	(13)	(104)
2002 restructuring charges	278	105	31	414
Noncash charges in 2002	(278)	—	—	(278)
Additions to 2001 restructuring charges	9	9	—	18
Reversals of 2001 restructuring charges	(10)	(20)	(2)	(32)

Reserve balances at December 31, 2002	$62	$166	$27	$255

2003:
Cash payments	(1)	(36)	(4)	(41)
Reversals of 2002 restructuring charges	(2)	(2)	—	(4)

Reserve balances at March 31, 2003	$59	$128	$23	$210

For further details on the restructurings, see Note C to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

F. Inventories

	March 31 2003	December 31 2002
Finished goods	$783	$754
Work in process	844	750
Bauxite and alumina	335	341
Purchased raw materials	408	420
Operating supplies	187	176

	$2,557	$2,441

Approximately 50% of total inventories at March 31, 2003, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $527 and $514 higher at March 31, 2003 and December 31, 2002, respectively.

G. Commitments and Contingencies – Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities.

The completed and committed hydroelectric construction projects that Aluminio participates in are outlined in the following tables.

Completed projects	Date completed	Investment participation	Share of output	Debt guarantee	Debt guarantee through 2013
Machadinho	2002	27.23%	22.62%	35.53%	$ 95

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

Committed projects	Scheduled completion date	Share of output	Investment participation	Total estimated project costs	Aluminio’s share of project costs	Performance bond guarantee
Barra Grande	2005	42.20%	42.20%	$ 359	$ 151	$ 5
Serra do Facao	2006	39.50%	39.50%	$ 149	$ 59	$ 3
Pai-Quere	2007	35.00%	35.00%	$ 180	$ 63	$ 2
Santa Isabel	To be determined	20.00%	20.00%	$ 460	$ 92	$ 7
Estreito	2008	19.08%	19.08%	$ 511	$ 97	$ 8

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. The plans for financing these projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress. The future of the Santa Isabel project is subject to receiving the appropriate regulatory licenses.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $96 and $88 at March 31, 2003, and December 31, 2002, respectively. There have been no significant investments made in any of the other projects.

H. Comprehensive Income

First quarter ended March 31	2003	2002
Net income	$151	$218
Other comprehensive income (loss):
Changes in (net of tax):
Unrealized gains on available-for-sale securities	19	19
Minimum pension liability	(2)	(31)
Unrealized translation adjustments	90	(31)
Unrecognized gains on derivatives	20	45

Comprehensive income	$278	$220

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

First quarter ended March 31	2003	2002
Income from continuing operations	$195	$184
Less: preferred stock dividends	—	—

Income from continuing operations available to common shareholders	$195	$184

Average shares outstanding – basic	845	847
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	1	7

Average shares outstanding – diluted	846	854

Options to purchase 82 million and 30 million shares of common stock at average exercise prices of $33.00 and $40.00 were outstanding as of March 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

J. Other income, net

First quarter ended March 31	2003	2002
Equity income	$56	$3
Interest income	8	15
Foreign exchange (losses) gains	(26)	1
Other income	(1)	36

	$37	$55

K. Reclassifications – Certain amounts have been reclassified to conform to current year presentation.

L. Segment Information – The following table details sales and after-tax operating income (ATOI) for each reportable segment for the three-month periods ended March 31, 2003 and 2002. For more information on segments, see Management’s Discussion and Analysis and the segment disclosures included in Alcoa’s Form 10-K for the year ended December 31, 2002.

March 31, 2003	Alumina & Chem- icals	Primary Metals	Flat- Rolled Products	Engi- neered Products	Pack- aging & Consumer	Other	Total
Sales:
Third-party sales	$449	$732	$1,152	$1,361	$750	$668	$5,112
Intersegment sales	240	840	20	9	—	—	1,109

Total sales	$689	$1,572	$1,172	$1,370	$750	$668	$6,221

After-tax operating income	$91	$166	$53	$29	$53	$9	$401

March 31, 2002
Sales:
Third-party sales	$425	$764	$1,156	$1,319	$618	$618	$4,900
Intersegment sales	229	629	15	8	—	—	881

Total sales	$654	$1,393	$1,171	$1,327	$618	$618	$5,781

After-tax operating income	$65	$143	$61	$58	$28	$7	$362

The following table reconciles segment information to consolidated totals.

First quarter ended March 31	2003	2002
Total after-tax operating income	$401	$362
Impact of intersegment profit eliminations	7	(3)
Unallocated amounts (net of tax):
Interest income	5	10
Interest expense	(57)	(49)
Minority interests	(59)	(41)
Corporate expense	(57)	(58)
Special items (D)	4	—
Discontinued operations	3	—
Accounting changes (B)	(47)	34
Other	(49)	(37)

Consolidated net income	$151	$218

Report of Independent Accountants

To the Shareholders and Board of Directors

Alcoa Inc. (Alcoa)

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of March 31, 2003, and the related unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of Alcoa’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 2002, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein). In our report dated January 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note B to the unaudited condensed consolidated financial statements, Alcoa adopted SFAS No. 143 effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

April 4, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note G to the financial statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1, for the year ended December 31, 2002.

Results of Operations

Selected Financial Data:

First quarter ended March 31	2003	2002
Sales	$5,112	$4,900
Income from continuing operations	195	184
Cumulative effect of accounting change	(47)	34
Net income	$151	$218

Earnings per common share:
Diluted – Income from continuing operations	$.23	$.22
Diluted – Net income	$.17	$.26

Shipments of aluminum products (mt)	1,192	1,251
Shipments of alumina (mt)	1,794	1,825

Alcoa’s average realized ingot price	$.69	$.66
Average 3-month LME price	$.63	$.63

Net income in the 2003 first quarter was $151, or 17 cents per diluted share, a decrease of 31% from 2002 first quarter net income of $218, or 26 cents per share. Higher realized prices for alumina and aluminum and ongoing cost savings in 2003 were more than offset by the negative impact of cumulative effect adjustments for accounting changes in 2003, unfavorable energy prices, and lower volumes primarily for engineered products as the aerospace, industrial gas turbine and commercial building markets remained soft. Net income for the 2003 first quarter included a cumulative effect charge of $47 for the accounting change for asset retirement obligations under SFAS No. 143, while net income for the 2002 first quarter included cumulative effect income of $34 for the change in accounting for goodwill under SFAS No. 142.

Sales for the first quarter of 2003 were $5,112 compared with sales of $4,900 in the first quarter of 2002. The increase of $212, or 4%, was primarily due to the 2002 acquisitions of Ivex Packaging Corporation (Ivex) and Fairchild Fasteners (Fairchild) which contributed $257 in the 2003 first quarter; higher volumes in businesses serving the automotive market and for sheet and plate in the U.S and Europe; and increases in realized prices for alumina and aluminum. These increases were partially offset by lower volumes due to continued declines in the aerospace, industrial gas turbine, and telecommunications markets as well as severe winter weather, which hampered building products sales.

Cost of goods sold (COGS) for the first quarter of 2003 was $4,073 compared with COGS of $3,968 in the first quarter of 2002. The increase of $105, or 3%, was primarily the result of the acquisitions noted above as well as increased energy costs, partially offset by decreased volumes as previously noted and cost reductions generated through productivity and purchasing cost savings as well as headcount reductions from prior year’s restructuring programs. As a result, COGS as a percentage of sales in the 2003 first quarter was 79.7% versus 81.0% in the 2002 first quarter.

Selling, general administrative and other expenses (S&GA) were $294 in the 2003 first quarter compared with $273 in the corresponding 2002 period. The increase of $21, or 8%, was primarily due to the acquisitions of Ivex and Fairchild and bad debt recoveries recognized in 2002, partly offset by cost reductions. As a result, S&GA as a percentage of sales was 5.8% in the 2003 first quarter, up from 5.6% in the 2002 first quarter.

Depreciation, depletion and amortization expense was $285 in the first quarter of 2003 compared with $259 in the corresponding 2002 period. The increase of $26, or 10%, was primarily due to the acquisitions of Ivex and Fairchild.

Interest expense was $88 in the 2003 first quarter compared with $75 in the 2002 first quarter. The increase of $13, or 17%, was primarily due to higher average debt levels as a result of acquisitions, somewhat offset by lower average interest rates.

The income tax provision of 30.0% differs from the statutory rate of 35% and the 2002 first quarter rate of 31.5% primarily due to lower taxes on foreign income.

Other income was $37 in the 2003 first quarter compared with $55 in the 2002 first quarter. The decrease of $18, or 33%, was mainly due to a $37 decrease in other income primarily related to several favorable nonoperating gains recognized in 2002 and the unfavorable impact of foreign currency exchange adjustments of $27, substantially offset by $53 of higher equity income, primarily at Elkem.

Minority interests’ share of income from operations was $59 in the first quarter of 2003 compared with $41 in the first quarter of 2002. The increase of $18, or 44%, was primarily due to higher earnings at Alcoa Fujikura Ltd. (AFL), Alcoa Aluminio (Aluminio), and Alcoa World Alumina and Chemicals (AWAC).

Segment Information

I. Alumina and Chemicals

First quarter ended March 31	2003	2002
Alumina production	3,320	3,112
Third-party alumina shipments	1,794	1,825

Third-party sales	$449	$425
Intersegment sales	240	229

Total sales	$689	$654

After-tax operating income	$91	$65

Third-party sales for the Alumina and Chemicals segment in the first quarter of 2003 increased 6% from the 2002 first quarter. The increase was primarily due to a 12% increase in realized alumina prices and increased volumes for alumina-based chemicals, partly offset by a decline in third party alumina shipments.

ATOI for this segment increased 40% in the 2003 first quarter compared with the 2002 first quarter, primarily due to higher realized alumina prices, increased intersegment volumes, higher alumina-based chemicals volumes, improved productivity, and lower raw materials costs, somewhat offset by higher energy costs.

Alumina demand is anticipated to remain at current levels in the second quarter. Prices are expected to show a slight improvement.

II. Primary Metals

First quarter ended March 31	2003	2002
Aluminum production	881	841
Third-party aluminum shipments	453	503

Third-party sales	$732	$764
Intersegment sales	840	629

Total sales	$1,572	$1,393

After-tax operating income	$166	$143

Third-party sales for the Primary Metals segment in the 2003 first quarter declined 4% compared with the 2002 first quarter primarily due to a 10% decrease in third-party shipments. Alcoa’s average realized third-party price for ingot increased 5%, from 66 cents per pound in the 2002 first quarter to 69 cents per pound in the 2003 first quarter. Intersegment sales increased 34% primarily due to increased volumes in certain downstream businesses as well as increased realized prices.

ATOI for this segment increased 16% in the 2003 first quarter compared with the 2002 first quarter. The increase was primarily due to higher realized aluminum prices, increased intersegment volumes, and the restart of capacity at Intalco, partly offset by increased energy prices.

Alcoa has approximately 505,000 mt per year (mtpy) of idle capacity on a base capacity of 3,948,000 mtpy.

III. Flat-Rolled Products

First quarter ended March 31	2003	2002
Third-party aluminum shipments	434	439

Third-party sales	$1,152	$1,156
Intersegment sales	20	15

Total sales	$1,172	$1,171

After-tax operating income	$53	$61

Third-party sales for the Flat-Rolled Products segment in the 2003 first quarter were essentially flat compared with the 2002 first quarter. A 12% increase in sheet and plate sales, resulting from increased volumes in both the U.S. and Europe, was offset by lower volumes for rigid container sheet.

ATOI for this segment decreased 13% in the 2003 first quarter compared with the corresponding 2002 period primarily due to lower volumes for rigid container sheet and an unfavorable product mix for sheet and plate. These decreases were somewhat offset by productivity and purchasing cost savings.

Overall shipments are expected to increase in the second quarter, with rigid container sheet experiencing seasonal volume increases. The commercial transportation market is expected to remain flat or increase slightly.

IV. Engineered Products

First quarter ended March 31	2003	2002
Third-party aluminum shipments	217	221

Third-party sales	$1,361	$1,319
Intersegment sales	9	8

Total sales	$1,370	$1,327

After-tax operating income	$29	$58

Third-party sales for the Engineered Products segment increased 3% in the 2003 first quarter compared with the 2002 first quarter primarily due to the acquisition of Fairchild at the end of 2002, which contributed $123, considerably offset by volume declines resulting from depressed aerospace and industrial gas turbine markets.

ATOI for this segment decreased 50% in the 2003 first quarter compared with the 2002 first quarter primarily due to declining volumes in the aerospace and industrial gas turbine markets and unfavorable mix for certain products, somewhat offset by cost savings.

We anticipate seasonal increases in the residential building and construction market in the second quarter. The automotive market is expected to remain relatively flat, but is subject to customers’ production schedule changes. The commercial transportation market is expected to remain flat or increase slightly, while industrial gas turbine market declines continue.

V. Packaging and Consumer

First quarter ended March 31	2003	2002
Third-party aluminum shipments	36	30

Third-party sales	$750	$618
After-tax operating income	$53	$28

Third-party sales for the Packaging and Consumer segment increased 21% in the first quarter of 2003 compared with the first quarter of 2002 primarily as a result of the Ivex acquisition in 2002, which contributed $134.

ATOI for this segment increased by $25 in the 2003 first quarter compared with the 2002 first quarter primarily due to the acquisition of Ivex, which contributed $8, as well as positive results in Latin America primarily due to improved economic conditions.

We expect increased demand due to seasonal upturns in both the closures and consumer products markets in the second quarter.

VI. Other

First quarter ended March 31	2003	2002
Third-party aluminum shipments	52	58

Third-party sales	$668	$618
After-tax operating income	$9	$7

Third-party sales for the Other group increased 8% in the 2003 first quarter compared with the 2002 first quarter primarily due to improvements in the automotive businesses, aided by the acquisition of Engineered Plastic Components, Inc. in 2002, and stronger demand for light vehicles and heavy trucks. Volumes continued to decline in the telecommunications business and severe winter weather negatively impacted the building products business.

ATOI for this group in the 2003 first quarter was $9 compared with $7 in the year ago first quarter. The increase was due to higher volumes coupled with cost savings in the automotive businesses, partially offset by volume declines and higher raw material costs in the building products business.

We anticipate seasonal increases in the residential building and construction market in the second quarter. Automotive market activity is expected to remain relatively flat, but is subject to customers’ production schedule changes. We expect continued depressed business conditions in the telecommunications market.

Reconciliation of After-Tax Operating Income (ATOI) to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; interest income and expense; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; discontinued operations; accounting changes for asset retirement obligations in 2003 and goodwill in 2002; and other, which includes the impact of LIFO, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign exchange.

The significant changes in the reconciling items between ATOI and consolidated net income from the 2002 first quarter to the 2003 first quarter consisted of: an increase in interest expense of $8 due to higher average debt levels resulting from acquisitions; an increase of $18 in minority interests’ share of income due to higher earnings at AFL, Aluminio and AWAC; a cumulative effect charge of $47 for the accounting change for asset retirement obligations under SFAS No. 143 in 2003 versus cumulative effect income of $34 recognized in 2002 for the change in accounting for goodwill under SFAS No. 142; and an increase of $12 in other primarily due to an increase in equity earnings at Elkem, offset by foreign currency translation adjustments.

Liquidity and Capital Resources

Cash from Operations

Cash used for operations for the 2003 first quarter totaled $30 compared with cash provided from operations of $237 in the 2002 first quarter. The decrease of $267 resulted primarily from an increase in working capital requirements, as increases in receivables and inventories were the result of increased sales for the comparable periods.

Financing Activities

Financing activities provided $186 of cash in the 2003 first quarter compared with cash provided of $205 in the 2002 first quarter. The decrease of $19 is primarily due to dividends paid to minority interests of $45 in the 2003 first quarter and $49 higher net borrowings in the 2002 first quarter, partially offset by the absence of stock repurchases in 2003.

In April 2003, Alcoa refinanced its $2,000 revolving-credit agreement that was to expire in April 2003 into a $2,000 revolving-credit agreement that expires in April 2004. Additionally, Alcoa refinanced its $1,000 revolving-credit agreement that was to expire in August 2003 into a $1,000 revolving-credit agreement that expires in April 2008.

On April 15, 2003, Standard and Poor’s (S&P) announced that it had placed on watch for possible credit downgrades the ratings of thirteen U.S. companies, including Alcoa, reflecting concerns about their exposure to unfunded postretirement benefit liabilities, including defined benefit pension and retiree medical liabilities. The S&P announcement indicated that the majority of the reviews are expected to be resolved within the next few weeks.

Investing Activities

Cash used for investing activities was $138 in the 2003 first quarter compared with cash used of $380 in the 2002 first quarter. The decrease of $242 in cash used for investing activities was primarily due to a reduction in capital expenditures, fewer acquisitions and an increase in short-term investments.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 28 owned or operating facilities and adjoining properties, approximately 38 previously owned or operating facilities and adjoining properties and approximately 67 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes. Therefore, it is not possible to determine the outcomes or to estimate with any degree of accuracy the potential costs for certain of these matters.

The following discussion provides additional details regarding the current status of Alcoa’s significant sites where the final outcome cannot be determined or the potential costs in the future cannot be estimated.

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB).

During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment-capping techniques, and other remediation technologies. In February 2002, Alcoa submitted a final Analysis of Alternatives Report to the EPA based on these evaluations and included additional remedial alternatives required by the EPA. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 and $525. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Based on the current assessment of the EPA decision-making process, Alcoa has concluded that the selection of the $2 alternative, based on natural recovery only, is remote. Alcoa continues to believe that alternatives involving the largest amounts of sediment removal should not be selected for the Grasse River remedy. Therefore, Alcoa believes that alternatives that should reasonably be considered for selection range from engineered capping and natural recovery of $30 to a combination of moderate dredging, capping and natural recovery of $90. Accordingly, Alcoa has recorded a reserve of $30, representing the low end of the range of possible alternatives, as no one of the alternatives is more likely to be selected than any other. The EPA’s ultimate selection of a remedy could result in additional liability. However, as the process continues, it allows for input that can influence the scope and cost of the remedy that will be selected by the EPA in its issuance of the formal Record of Decision (ROD). Alcoa may be required to record a subsequent reserve adjustment at the time the ROD is issued.

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery in Texas, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation has been reserved. It is reasonably possible that an additional liability, not expected to exceed $75, may be incurred if actual experience varies from the original assumptions used.

Based on the foregoing, it is possible that Alcoa’s results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a materially adverse effect on the financial position or liquidity of the company.

Alcoa’s remediation reserve balance at March 31, 2003 and December 31, 2002 was $419 (of which $69 was classified as a current liability) and $436, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2003 first quarter were approximately $4. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was reduced by approximately $13 in the 2003 first quarter, primarily for adjustments based on recent assessments of remaining work required at certain sites.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding Alcoa’s exposure to the risks of changing commodity prices, foreign exchange rates, and interest rates.

Derivatives

Alcoa’s commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. SRMC reports to the Board of Directors on the scope of its derivative activities.

All of the aluminum and other commodity contracts, as well as various types of derivatives, are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and cover underlying exposures. The company is not involved in energy-trading activities, weather derivatives, or to any material extent in other nonexchange commodity trading activities.

Commodity Price Risks – Alcoa is a leading global producer of aluminum ingot and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time the order is shipped.

Alcoa’s aluminum commodity risk management policy is to manage, through the use of futures and options contracts, the aluminum price risk associated with a portion of its fixed price firm commitments. At March 31, 2003, these contracts totaled approximately 643,000 mt with a fair value loss of approximately $23 (pre-tax).

Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the company may elect to sell forward a portion of its anticipated primary aluminum and alumina production to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At March 31, 2003, these contracts totaled 140,000 mt with a fair value gain of $4 (pre-tax). These contracts act to fix a portion of the sales price related to these sales contracts.

Alcoa purchases natural gas to meet its production requirements. These purchases expose the company to the risk of higher natural gas prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing natural gas; therefore, it is highly likely that anticipated natural gas purchases will occur. The fair value of the contracts for natural gas was a gain of approximately $44 (pre-tax) at March 31, 2003.

Alcoa purchases certain other commodities, such as electricity and fuel oil, for its operations and may enter into futures and options contracts to eliminate volatility in the prices of such products. None of these contracts were material at March 31, 2003.

Financial Risk

Currencies – Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a gain of approximately $79 (pre-tax) at March 31, 2003.

Certain contracts, which are included in the $79 above, are used to offset a portion of the impact of exchange and interest rate changes on foreign currency denominated debt. The fair value of these contracts was a gain of approximately $25 (pre-tax) at March 31, 2003. Changes in the fair value of these contracts are included in other income on the Condensed Statement of Consolidated Income and offset a portion of the impact of the exchange differences on the debt.

Interest Rates – Alcoa uses interest rate swaps to help maintain a reasonable balance between fixed- and floating-rate debt and to manage overall financing costs. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a gain of approximately $13 (pre-tax) at March 31, 2003. The decrease in fair value since December 31, 2002 is primarily due to hedges on outstanding debt that were settled early.

Material Limitations – The disclosures with respect to commodity prices, interest rates, and foreign exchange risk do not take into account the underlying anticipated purchase obligations and the underlying transactional foreign exchange exposures. If the underlying items were included in the analysis, the gains or losses on the futures and options contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa’s control and could vary significantly from those factors disclosed.

Alcoa is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Although nonperformance is possible, Alcoa does not anticipate nonperformance by any of these parties. Futures and options contracts are with creditworthy counterparties and are further supported by cash, treasury bills or irrevocable letters of credit issued by carefully chosen banks. In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of April 17, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 17, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On December 26, 2001, three citizens groups filed an action in the U.S. District Court for the Western District of Texas against Alcoa. The groups alleged that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered various requirements under the Clean Air Act and the Texas Clean Air Act and that the plant did not comply with those requirements. The groups also alleged that the plant violated opacity limits. On January 29, 2002, the company filed its answer to the complaint denying the allegations. In addition, on January 9, 2002, the Texas Natural Resource Conservation Commission (TNRCC) issued a Notice of Enforcement and EPA Region VI issued a Notice of Violation against Alcoa. Both notices allege that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered requirements under the Clean Air Act and the Texas Clean Air Act and the plant did not comply with those requirements. On June 24, 2002, the U.S. Department of Justice (DOJ), the EPA, the TNRCC (now known as the Texas Commission on Environmental Quality (“TCEQ”)) and Alcoa agreed to resolve the Texas and federal allegations with the permitting of reduced emission limits for the power plant and the payment of a civil penalty of $1.5 million, as well as supplemental environmental mitigation projects of $2.5 million. Under the agreement, Alcoa will have up to 12 months to decide whether to: (1) install clean coal technology-circulating fluidized bed boilers to replace the existing boilers; (2) install best available control technology on the existing units; or (3) permanently shut down the existing units without replacements. EPA, DOJ, TCEQ, the citizens groups and Alcoa have agreed on consent decree language. The consent decree was executed by Alcoa on March 27, 2003 and lodged with the court in mid-April.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of Alcoa shareholders held on April 11, 2003, the shareholders:

•	re-elected Kathryn S. Fuller, Judith M. Gueron and Ernesto Zedillo as Directors of Alcoa for a three-year term expiring in 2006;

•	defeated a shareholder proposal relating to pay disparity (votes cast “against” represented 91.20% of the votes cast, or 69.11% of the shares outstanding); and

•	approved a shareholder proposal relating to severance agreements (votes cast “for” represented 64.65% of the votes cast, or 49.08% of the shares outstanding).

Election of Directors:

Director	Votes Cast For	Votes Withheld
Kathryn S. Fuller	711,406,771	21,867,779
Judith M. Gueron	661,788,583	71,485,967
Ernesto Zedillo	660,053,229	73,221,321

Shareholder Proposals:

		Votes Cast		Abstain	Broker Non-Votes
		For	Against
(1)	Relating to pay disparity	56,366,473	583,915,455	13,904,094	79,088,528
(2)	Relating to severance agreements	414,709,090	226,736,517	12,738,490	79,090,453

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

12.	Computation of Ratio of Earnings to Fixed Charges
15.	Letter regarding unaudited interim financial information
99.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. None were filed during the first quarter of 2003. During the second quarter of 2003 through April 24, 2003, Alcoa furnished the following reports on Form 8-K to the Securities and Exchange Commission, reporting information under Item 12:

(1)	a Form 8-K dated April 7, 2003, reporting its earnings for the first quarter of 2003; and

(2)	a Form 8-K dated April 24, 2003, reporting the release of its 2002 Sustainability Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCOA INC.

April 25, 2003	By:	/s/ RICHARD B. KELSON
Date		Richard B. Kelson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 25, 2003	By:	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr. Vice President – Alcoa Business Support Services and Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Alain J. P. Belda, Chairman of the Board and Chief Executive Officer of Alcoa Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alcoa Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ ALAIN J. P. BELDA
Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Richard B. Kelson, Executive Vice President and Chief Financial Officer of Alcoa Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alcoa Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ RICHARD B. KELSON
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

12.	Computation of Ratio of Earnings to Fixed Charges
15.	Letter regarding unaudited interim financial information
99.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002