Form 10-Q
period 2003-06-30
ALCOA INC
filed 2003-07-24
CIK 4281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

          OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Isabella Street, Pittsburgh, Pennsylvania	15212-5858
(Address of principal executive offices)	(Zip Code)

Office of Investor Relations    212-836-2674

Office of the Secretary            412-553-4707

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑             No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☑             No    ☐

As of July 18, 2003, 846,084,274 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

ASSETS	June 30 2003	December 31 2002
Current assets:
Cash and cash equivalents	$430	$344
Receivables from customers, less allowances of $111 in 2003 and $120 in 2002	2,590	2,378
Other receivables	254	174
Inventories (G)	2,524	2,441
Deferred income taxes	454	468
Prepaid expenses and other current assets	471	508

Total current assets	6,723	6,313

Properties, plants and equipment, at cost	24,149	23,120
Less: accumulated depreciation, depletion and amortization	11,862	11,009

Net properties, plants and equipment	12,287	12,111

Goodwill	6,383	6,365
Other assets	4,740	4,446
Assets held for sale (D)	638	575

Total assets	$30,771	$29,810

LIABILITIES
Current liabilities:
Short-term borrowings	$24	$37
Accounts payable, trade	1,774	1,618
Accrued compensation and retirement costs	892	933
Taxes, including taxes on income	743	818
Other current liabilities	1,124	970
Long-term debt due within one year	88	85

Total current liabilities	4,645	4,461

Long-term debt, less amount due within one year	7,945	8,365
Accrued postretirement benefits	2,279	2,320
Other noncurrent liabilities and deferred credits (H)	3,328	2,878
Deferred income taxes	552	502
Liabilities of operations held for sale (D)	117	64

Total liabilities	18,866	18,590

MINORITY INTERESTS	1,516	1,293

COMMITMENTS AND CONTINGENCIES (I)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	6,088	6,101
Retained earnings	7,413	7,428
Treasury stock, at cost	(2,792)	(2,828)
Accumulated other comprehensive loss (J)	(1,300)	(1,754)

Total shareholders’ equity	10,389	9,927

Total liabilities and equity	$30,771	$29,810

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Sales	$5,460	$5,158	$10,572	$10,058

Cost of goods sold	4,347	4,108	8,420	8,076
Selling, general administrative and other expenses	343	272	637	545
Research and development expenses	50	52	100	103
Provision for depreciation, depletion and amortization	303	267	588	526
Special items (F)	(15)	—	(19)	—
Interest expense	81	83	169	158
Other income, net (L)	(57)	(34)	(94)	(89)

	5,052	4,748	9,801	9,319

Income from continuing operations before taxes on income	408	410	771	739
Provision for taxes on income (M)	106	126	215	230

Income from continuing operations before minority interests’share	302	284	556	509
Less: Minority interests’ share	75	47	134	88

Income from continuing operations	227	237	422	421
Loss from discontinued operations (D)	(11)	(5)	(8)	(5)
Cumulative effect of accounting change (B)	—	—	(47)	34

NET INCOME	$216	$232	$367	$450

EARNINGS PER SHARE (K)
Basic:
Income from continuing operations	$.27	$.28	$.50	$.50
Loss from discontinued operations	(.01)	(.01)	(.01)	(.01)
Cumulative effect of accounting change	—	—	(.06)	.04

Net income	$.26	$.27	$.43	$.53

Diluted:
Income from continuing operations	$.27	$.28	$.50	$.49
Loss from discontinued operations	(.01)	(.01)	(.01)	(.01)
Cumulative effect of accounting change	—	—	(.06)	.04

Net income	$.26	$.27	$.43	$.52

Dividends paid per common share	$.15	$.15	$.30	$.30

The accompanying notes are an integral part of the financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30
	2003	2002
CASH FROM OPERATIONS
Net income	$367	$450
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	592	529
Change in deferred income taxes	18	(7)
Equity income, net of dividends	(23)	(6)
Noncash special items (F)	(19)	—
Gains from investing activities—sale of assets	(13)	(3)
Minority interests	134	88
Loss from discontinued operations (D)	8	5
Accounting changes (B)	47	(34)
Other	15	41
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(101)	(90)
Reduction in inventories	8	108
Reduction (increase) in prepaid expenses and other current assets	58	(61)
Reduction in accounts payable and accrued expenses	(43)	(159)
Reduction in taxes, including taxes on income	(124)	(97)
Cash received on long-term aluminum supply contract	440	—
Net change in noncurrent assets and liabilities	(146)	(115)
(Increase) reduction in net assets held for sale	(6)	17

CASH PROVIDED FROM CONTINUING OPERATIONS	1,212	666
CASH PROVIDED FROM DISCONTINUED OPERATIONS	3	1

CASH FROM OPERATIONS	1,215	667

FINANCING ACTIVITIES
Net changes to short-term borrowings	(13)	(87)
Common stock issued for stock compensation plans	20	43
Repurchase of common stock	—	(212)
Dividends paid to shareholders	(255)	(255)
Dividends paid to minority interests	(85)	(83)
Net change in commercial paper	(423)	639
Additions to long-term debt	247	10
Payments on long-term debt	(254)	(37)

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(763)	18

INVESTING ACTIVITIES
Capital expenditures	(401)	(565)
Capital expenditures of discontinued operations	(3)	(6)
Acquisitions, net of cash acquired	(8)	(139)
Proceeds from the sale of assets	20	42
Additions to investments	(4)	(21)
Sale of investments	2	—
Changes in short-term investments	22	(23)
Changes in minority interests	—	(39)
Other	(8)	—

CASH USED FOR INVESTING ACTIVITIES	(380)	(751)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	(33)

Net change in cash and cash equivalents	86	(99)
Cash and cash equivalents at beginning of year	344	512

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$430	$413

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

B.  Recently Adopted Accounting Standards – Effective January 1, 2003, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” Under this new standard, Alcoa recognized additional liabilities, at fair value, of approximately $136 at January 1, 2003, for asset retirement obligations (ARO’s), consisting primarily of costs associated with spent pot lining disposal, bauxite residue disposal, mine reclamation and landfills. These costs reflect the legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. Alcoa had previously recorded liabilities for certain of these costs. Additionally, Alcoa capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At January 1, 2003, Alcoa increased the following: net properties, plants and equipment by $74, net deferred tax assets by $22 and minority interests’ share by $7.

The cumulative effect adjustment recognized upon adoption of this standard was $47, consisting primarily of costs to establish assets and liabilities related to spent pot lining disposal for pots currently in operation. Net income for the six-months ended June 30, 2002 and for the full year of 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

The changes in the carrying amount of ARO’s for the six-months ended June 30, 2003, and the pro forma impact for the year ended December 31, 2002, as if this standard had been adopted effective January 1, 2002, follow.

	Six months ended June 30, 2003	(Pro forma) Year ended December 31, 2002
Balance at beginning of period	$224	$214
Accretion expense	8	12
Payments	(12)	(27)
Liabilities incurred	8	22
Translation and other	(12)	3

Balance at end of period	$216	$224

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

C.  Stock-Based Compensation – Stock options granted under the company’s stock incentive plans are granted at market prices on the date of grant and include a reload or stock continuation ownership feature. Stock options granted have a maximum term of ten years. Vesting periods for new option grants prior to 2003 are one year from the date of grant and six months for options granted under the reload feature. New option grants issued after this date vest one-third in each of the three years from the date of the grant, and the reload feature of new options is subject to cancellation or modification.

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

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income, as reported	$216	$232	$367	$450
Less: compensation cost determined under the fair value method, net of tax	4	34	8	66

Pro forma net income	$212	$198	$359	$384

Basic earnings per share:
As reported	$.26	$.27	$.43	$.53
Pro forma	.25	.23	.42	.45

Diluted earnings per share:
As reported	$.26	$.27	$.43	$.52
Pro forma	.25	.23	.42	.44

D.  Discontinued Operations and Assets Held for Sale – During the fourth quarter of 2002, Alcoa performed a portfolio review of its businesses and the markets they serve. As a result of this review, Alcoa committed to a plan to divest certain noncore businesses that do not meet internal growth and return measures. Certain of the businesses to be divested were classified as discontinued operations and they include Alcoa’s commodity automotive fasteners business, certain fabricating businesses serving the residential building and construction market in North America, and a packaging business in South America. These businesses were previously included within the Engineered Products and Packaging and Consumer segments and have been reclassified to corporate. The protective packaging business acquired in the Ivex Packaging Corporation acquisition in 2002 was also included in discontinued operations. The financial information for 2002 for these businesses has been reclassified to reflect these businesses as assets held for sale and liabilities of operations held for sale on the Condensed Consolidated Balance Sheet and as discontinued operations on the Condensed Statement of Consolidated Income. The following table details selected financial information for the businesses included within discontinued operations.

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Sales	$93	$87	$183	$170
(Loss) income from operations	—	(5)	3	(5)
Loss from impairment	(11)	—	(11)	—

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

In the second quarter of 2003, Alcoa made adjustments to certain impairment charges recognized in the fourth quarter of 2002 to reflect revisions to estimated fair values of assets held for sale and discontinued operations. These adjustments consisted of a $43 increase in estimated fair value and $10 for a reduction in estimated fair value on various businesses that were recorded as special items on the Condensed Statement of Consolidated Income. Additionally, a charge of $11 was recognized in loss from discontinued operations on the Condensed Statement of Consolidated Income. The fair values that are ultimately realized upon the sale of the businesses to be divested may differ from currently estimated fair values.

For further details on discontinued operations and assets held for sale, see Note B to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

E.  Acquisitions – In May of 2003, Alcoa announced that it had reached an agreement in principle with Camargo Correa Group (“Camargo Group”) to acquire their 40.9% shareholding in Alcoa’s Latin American operations, which they have held since 1984. Alcoa will issue to the Camargo Group 17.8 million shares of Alcoa common stock, valued at approximately $410, in exchange for the Camargo Group’s holdings. The agreement also provides for contingent purchase price payments over the next five years based on the performance of the Latin American operations. The maximum amount of contingent payments is $235. The contingent payments will be reduced by appreciation on the Alcoa shares issued in the transaction, as specified in the agreement.

F.  Special Items – During 2002, Alcoa recorded special charges of $407 ($261 after tax and minority interests) for restructurings, consisting of a charge of $39 in the third quarter of 2002 as a result of the curtailment of aluminum production at three smelters; a charge of $154 in the fourth quarter of 2002 related to restructuring operations in the U.S. smelting system and for those businesses experiencing negligible growth due to continued market declines in aerospace, automotive, and industrial gas turbine markets; and $214 in the fourth quarter of 2002 related to impairment charges on businesses to be divested that have failed to meet internal growth and return measures. The charges of $407 are comprised of $278 for asset write-downs, consisting of $136 of goodwill on businesses to be divested, as well as $142 for structures, machinery, and equipment; $105 for employee termination and severance costs related to approximately 8,500 hourly and salaried employees at over 70 locations, primarily in Mexico, Europe, and the U.S.; and charges of $31 for exit costs, primarily for remediation, demolition, and lease termination costs.

As of June 30, 2003, approximately 3,800 of the 8,500 employees associated with the 2002 restructuring program had been terminated. In the second quarter of 2003, certain of the fourth quarter of 2002 impairment charges related to assets held for sale were adjusted to reflect current estimated fair values, including a $43 increase in estimated fair value and $10 for a reduction in estimated fair value on various businesses. During the second quarter of 2003, Alcoa recorded additional special charges of $18 associated with employee termination and severance costs in businesses serving the industrial gas turbine market and in primary metals. Additionally, in the first quarter of 2003, $4 of reversals of 2002 restructuring charges were recorded.

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

As of June 30, 2003, approximately 9,500 of the 10,650 employees (comprised of 10,400 from above as well as an additional 250 announced in 2002) associated with the 2001 restructuring program had been terminated.

The reserve balances consisted of the following.

	Asset write-downs	Employee termination and severance costs	Other	Total
2001:
Total restructuring charges	$371	$178	$16	$565
Cash payments	(3)	(32)	(5)	(40)
Noncash charges	(288)	—	—	(288)

Reserve balances at December 31, 2001	$80	$146	$11	$237

2002:
Cash payments	(17)	(74)	(13)	(104)
2002 restructuring charges	278	105	31	414
Noncash charges in 2002	(278)	—	—	(278)
Additions to 2001 restructuring charges	9	9	—	18
Reversals of 2001 restructuring charges	(10)	(20)	(2)	(32)

Reserve balances at December 31, 2002	$62	$166	$27	$255

2003:
Cash payments	(2)	(79)	(19)	(100)
2003 restructuring charges	—	18	—	18
Additions to 2002 restructuring charges	10	—	—	10
Reversals of 2002 restructuring charges	(45)	(2)	—	(47)
Noncash additions/reversals to the reserves in 2003	33	—	—	33

Reserve balances at June 30, 2003	$58	$103	$8	$169

For further details on the restructurings, see Note C to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

G. Inventories

	June 30 2003	December 31 2002
Finished goods	$795	$754
Work in process	782	750
Bauxite and alumina	336	341
Purchased raw materials	414	420
Operating supplies	197	176

	$2,524	$2,441

Approximately 47% of total inventories at June 30, 2003, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $540 and $514 higher at June 30, 2003 and December 31, 2002, respectively.

H.  Other Noncurrent Liabilities and Deferred Credits – During the second quarter of 2003, Alcoa received a partial advance payment of $440 related to a long-term aluminum supply contract with a customer. Each month for a six-year period, the customer will purchase and Alcoa is required to deliver 7,500 tons of aluminum at market prices. Alcoa has deposited $7 into a cash collateral account to satisfy one month’s delivery obligation under the aluminum supply contract.

I.  Commitments and Contingencies – Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the company.

Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities.

The completed and committed hydroelectric construction projects that Aluminio participates in are outlined in the following tables.

Completed projects	Date completed	Investment participation	Share of output	Debt guarantee	Debt guarantee through 2013
Machadinho	2002	27.23%	22.62%	35.53%	$95

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

Committed projects	Scheduled completion date	Share of output	Investment participation	Total estimated project costs	Aluminio’s share of project costs	Performance bond guarantee
Barra Grande	2005	42.20%	42.20%	$359	$151	$5
Serra do Facao	2006	39.50%	39.50%	$149	$59	$3
Pai-Quere	2007	35.00%	35.00%	$180	$63	$2
Santa Isabel	To be determined	20.00%	20.00%	$460	$92	$7
Estreito	2008	19.08%	19.08%	$511	$97	$8

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

During the second quarter of 2003, the participants in the Santa Isabel project formally requested the return of the performance bond related to the license to construct the hydroelectric project. The future of the Santa Isabel project is uncertain.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $115 and $88 at June 30, 2003, and December 31, 2002, respectively. There have been no significant investments made in any of the other projects.

J.  Comprehensive Income

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income	$216	$232	$367	$450
Other comprehensive income (loss):
Changes in (net of tax):
Unrealized gains (losses) on available-for-sale securities	27	(22)	46	(3)
Minimum pension liability	—	—	(2)	(31)
Unrealized translation adjustments	283	225	373	194
Unrecognized gains on derivatives	17	22	37	67

Comprehensive income	$543	$457	$821	$677

K.  Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Income from continuing operations	$227	$237	$422	$421
Less: preferred stock dividends	—	—	1	1

Income from continuing operations available to common shareholders	$227	$237	$421	$420

Average shares outstanding – basic	845	846	845	846
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	2	6	2	7

Average shares outstanding – diluted	847	852	847	853

Options to purchase 66 million shares and 48 million shares of common stock at average exercise prices of $36.00 and $38.00 were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

L.  Other income, net

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Equity income	$28	$29	$84	$32
Interest income	10	14	18	29
Foreign exchange losses	(11)	(14)	(37)	(13)
Gains on sales of assets	14	3	13	3
Other income	16	2	16	38

	$57	$34	$94	$89

M.  Income taxes – The provision for taxes on income was favorably impacted in the second quarter of 2003 as a result of a tax benefit for recently enacted international tax legislation.

N.  Reclassifications – Certain amounts have been reclassified to conform to current year presentation.

O.  Recently Issued Accounting Standards – Effective June 30, 2003, Alcoa adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard has no impact on Alcoa’s financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on Alcoa’s financial statements.

P.  Segment Information – The following table details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and six-month periods ended June 30, 2003 and 2002. For more information on segments, see Management’s Discussion and Analysis and the segment disclosures included in Alcoa’s Form 10-K for the year ended December 31, 2002.

Second quarter ended June 30, 2003	Alumina & Chemicals	Primary Metals	Flat- Rolled Products	Engineered Products	Packaging & Consumer	Other	Total
Sales:
Third-party sales	$491	$805	$1,200	$1,420	$834	$710	$5,460
Intersegment sales	248	690	15	5	—	—	958

Total sales	$739	$1,495	$1,215	$1,425	$834	$710	$6,418

After-tax operating income	$89	$162	$56	$44	$57	$17	$425

Second quarter ended June 30, 2002
Sales:
Third-party sales	$419	$788	$1,192	$1,330	$672	$757	$5,158
Intersegment sales	233	770	18	10	—	—	1,031

Total sales	$652	$1,558	$1,210	$1,340	$672	$757	$6,189

After-tax operating income	$73	$175	$66	$44	$55	$19	$432

Six months ended June 30, 2003	Alumina & Chemicals	Primary Metals	Flat- Rolled Products	Engineered Products	Packaging & Consumer	Other	Total
Sales:
Third-party sales	$940	$1,537	$2,352	$2,781	$1,584	$1,378	$10,572
Intersegment sales	488	1,530	35	14	—	—	2,067

Total sales	$1,428	$3,067	$2,387	$2,795	$1,584	$1,378	$12,639

After-tax operating income	$180	$328	$109	$73	$110	$26	$826

Six months ended June 30, 2002
Sales:
Third-party sales	$844	$1,552	$2,348	$2,649	$1,290	$1,375	$10,058
Intersegment sales	462	1,399	33	18	—	—	1,912

Total sales	$1,306	$2,951	$2,381	$2,667	$1,290	$1,375	$11,970

After-tax operating income	$138	$318	$127	$102	$83	$26	$794

The following table reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Total after-tax operating income	$425	$432	$826	$794
Impact of intersegment profit eliminations	(4)	(1)	3	(4)
Unallocated amounts (net of tax):
Interest income	6	9	11	19
Interest expense	(52)	(54)	(109)	(103)
Minority interests	(75)	(47)	(134)	(88)
Corporate expense	(81)	(53)	(138)	(111)
Special items (F)	10	—	14	—
Discontinued operations (D)	(11)	(5)	(8)	(5)
Accounting changes (B)	—	—	(47)	34
Other	(2)	(49)	(51)	(86)

Consolidated net income	$216	$232	$367	$450

Q.  Subsequent Event – In July of 2003, Alcoa entered into $1,000 notional amount of interest rate swaps to establish fixed interest payments on future anticipated funding of expansion projects and maturing debt. The changes in the fair values of these cash flow hedges will be recorded in other comprehensive income on the consolidated balance sheet.

On July 15, 2003, production at Aloca’s Point Comfort alumina refinery was affected by high winds experienced from a hurricane. On July 18, 2003, production at Alcoa’s jointly-owned Alumar plant in Sao Luis, Brazil was partially affected by an electrical outage. The outage affected approximately 40% of the production at Sao Luis (6,800 metric tons/month for Alcoa and 6,000 metric tons/month for BHP-Billiton). The company anticipates the earnings impact from these events in the second half of 2003 could range from $15 to $25.

Report of Independent Accountants*

To the Shareholders and Board of Directors

Alcoa Inc. (Alcoa)

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of June 30, 2003, the related unaudited condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2003 and 2002, and the unaudited condensed statements of consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of Alcoa’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 8, 2003, except for Note Q,

as to which the date is July 18, 2003

*	This report should not be considered a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons (mt))

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note I to the financial statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1, for the year ended December 31, 2002.

Results of Operations

Selected Financial Data:

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Sales	$5,460	$5,158	$10,572	$10,058
Income from continuing operations	227	237	422	421
Cumulative effect of accounting change	—	—	(47)	34
Net income	$216	$232	$367	$450

Earnings per common share:
Diluted – Income from continuing operations	$.27	$.28	$.50	$.49
Diluted – Net income	$.26	$.27	$.43	$.52

Shipments of aluminum products (mt)	1,260	1,325	2,452	2,576
Shipments of alumina (mt)	1,939	1,796	3,733	3,621

Alcoa’s average realized ingot price	$.68	$.67	$.69	$.66
Average 3-month LME price	$.63	$.63	$.63	$.63

Income from continuing operations for the 2003 second quarter and six-month periods was $227, or 27 cents per diluted share, and $422, or 50 cents per share, respectively. Income from continuing operations declined 4% in the 2003 second quarter and remained flat in the 2003 six-month period compared to the corresponding 2002 periods. Higher realized prices for alumina and aluminum and ongoing cost reductions in 2003 were offset by higher energy costs and lower volumes in businesses serving the industrial gas turbine, telecommunications, and building and construction markets.

Net income for the 2003 second quarter and six-month periods was $216, or 26 cents per share, and $367, or 43 cents per share, respectively. The 2003 six-month period was negatively impacted by cumulative effect adjustments for accounting changes, as a cumulative effect charge of $47 was recognized in 2003 for the accounting change for asset retirement obligations under SFAS No. 143, while cumulative effect income of $34 was recognized in 2002 for the change in accounting for goodwill under SFAS No. 142. Losses from discontinued operations also contributed to the decline in net income in both the 2003 second quarter and six-month periods compared with the corresponding 2002 periods.

Sales for the 2003 second quarter and six-month periods increased $302, or 6%, and $514, or 5%, respectively, compared with the corresponding 2002 periods. The increases were primarily due to the 2002 acquisitions of Ivex Packaging Corporation (Ivex) and Fairchild Fasteners (Fairchild), which together contributed $332 and $589 in the 2003 second quarter and six-month periods, respectively. Excluding these acquisitions, higher realized alumina prices and increased shipments of alumina were more than offset by lower volumes in businesses serving the industrial gas turbine, telecommunications, and building and construction markets.

Cost of goods sold (COGS) as a percentage of sales was 79.6% for both the 2003 second quarter and six-month periods, compared with 79.6% and 80.3% in the 2002 second quarter and six-month periods, respectively. Higher realized prices and accumulated cost savings offset lower volumes, increased energy costs, and higher COGS ratios of acquired companies, resulting in a .7 percentage point decrease in the ratio in the 2003 six-month period compared with the 2002 six-month period.

Selling, general administrative and other expenses (S&GA) for the 2003 second quarter and six-month periods increased $71, or 26%, and $92, or 17%, compared with the 2002 second quarter and six-month periods, respectively. The increases were primarily due to the acquisitions of Ivex and Fairchild as well as increased deferred compensation costs in 2003. As a result, S&GA as a percentage of sales increased from 5.3% in the 2002 second quarter to 6.3% in the 2003 second quarter, and from 5.4% in the 2002 six-month period to 6.0% in the 2003 six-month period.

Depreciation, depletion and amortization expense for the 2003 second quarter and six-month periods increased $36, or 13%, and $62, or 12%, compared with the corresponding 2002 periods, primarily as a result of the acquisitions of Ivex and Fairchild.

Income recognized on special items was $15 in the 2003 second quarter and $19 in the 2003 six-month period. Special items consisted primarily of adjustments to fourth quarter 2002 impairment charges to reflect current estimated fair values on assets held for sale, including a $43 increase in estimated fair value and $10 for a reduction in estimated fair value on certain businesses. Additionally, during the second quarter of 2003, additional restructuring charges of $18 were recorded primarily for employee termination and severance costs in businesses serving the industrial gas turbine market and in primary metals.

Interest expense for the 2003 second quarter remained flat compared with the 2002 second quarter as higher average debt levels were offset by lower effective interest rates. Interest expense rose $11, or 7%, in the 2003 six-month period compared with the corresponding 2002 period primarily due to higher average debt levels as a result of acquisitions, somewhat offset by lower average interest rates.

Other income for the 2003 second quarter and six-month periods increased $23, or 68%, and $5, or 6%, compared with the corresponding 2002 periods. The increase in the 2003 second quarter is primarily due to higher net gains on asset sales consisting principally of office space, as well as an increase in the cash surrender value of employee life insurance. The increase in the 2003 six-month period is due to $52 of higher equity income, primarily at Elkem, higher net gains on asset sales and an increase in cash surrender value as noted previously, substantially offset by the unfavorable impact of foreign currency exchange adjustments of $24, $11 lower interest income, and several favorable nonoperating gains recognized in 2002.

The effective tax rate of 27.9% for the 2003 six-month period differs from the statutory rate of 35% and the 2002 six-month rate of 31.0% primarily due to lower taxes on foreign income, including a benefit for recently enacted international tax legislation.

Minority interests’ share of income from operations for the 2003 second quarter and six-month periods increased $28, or 60%, and $46, or 52%, compared with the corresponding 2002 periods. The increases were primarily due to higher earnings at Alcoa Aluminio (Aluminio) and Alcoa World Alumina and Chemicals (AWAC) due to a favorable adjustment to reflect current estimates of fair value related to assets held for sale in Latin America, as well as a tax benefit.

Segment Information

I.	Alumina and Chemicals

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Alumina production	3,478	3,201	6,798	6,313
Third-party alumina shipments	1,939	1,796	3,733	3,621

Third-party sales	$491	$419	$940	$844
Intersegment sales	248	233	488	462

Total sales	$739	$652	$1,428	$1,306

After-tax operating income	$89	$73	$180	$138

Third-party sales for the Alumina and Chemicals segment increased 17% in the 2003 second quarter and 11% in the 2003 six-month period compared to the corresponding 2002 periods primarily due to increased shipments and increases in realized prices of 9% in the 2003 second quarter and 11% in the 2003 six-month period.

ATOI for this segment increased 22% in the 2003 second quarter and 30% in the 2003 six-month period compared to the corresponding 2002 periods primarily due to higher realized alumina prices, increased alumina volumes, and higher alumina-based chemicals volumes, somewhat offset by higher energy costs.

Alumina demand is anticipated to remain at current levels in the third quarter. Recent LME trends would indicate flat pricing.

II.    Primary Metals

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Aluminum production	883	878	1,764	1,719
Third-party aluminum shipments	495	507	948	1,010

Third-party sales	$805	$788	$1,537	$1,552
Intersegment sales	690	770	1,530	1,399

Total sales	$1,495	$1,558	$3,067	$2,951

After-tax operating income	$162	$175	$328	$318

Third-party sales for the Primary Metals segment increased 2% in the 2003 second quarter, while remaining relatively flat in the 2003 six-month period compared with the corresponding 2002 periods. Alcoa’s average realized third-party price for ingot increased from 67 cents per pound in the 2002 second quarter to 68 cents per pound in the 2003 second quarter and from 66 cents per pound in the 2002 six-month period to 69 cents per pound in the corresponding 2003 period. The increase in realized prices was offset by a decline in shipments. Intersegment sales declined 10% in the 2003 second quarter compared with the 2002 second quarter primarily due to lower volumes in downstream businesses, while intersegment sales increased 9% in the 2003 six-month period compared with the 2002 six-month period primarily due to higher realized prices.

ATOI for this segment decreased 7% in the 2003 second quarter compared with the 2002 second quarter, while increasing 3% in the 2003 six-month period compared to the corresponding 2002 period. The 7% decline in the 2003 second quarter was primarily due to lower shipments, unfavorable foreign currency exchange adjustments, and higher energy costs, somewhat offset by higher realized aluminum prices. The 3% increase in the 2003 six-month period was primarily due to higher realized prices and increased intersegment volumes, somewhat offset by higher energy costs and unfavorable foreign currency exchange adjustments.

Alcoa has approximately 505,000 mt per year (mtpy) of idle capacity on a base capacity of 3,948,000 mtpy.

III.    Flat-Rolled Products

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Third-party aluminum shipments	453	456	887	895

Third-party sales	$1,200	$1,192	$2,352	$2,348
Intersegment sales	15	18	35	33

Total sales	$1,215	$1,210	$2,387	$2,381

After-tax operating income	$56	$66	$109	$127

Third-party sales for the Flat-Rolled Products segment were relatively flat in both the 2003 second quarter and six-month periods compared with the corresponding 2002 periods. In the 2003 second quarter, increased volumes for rigid container sheet as well as the favorable impact of foreign currency exchange adjustments in Europe, were offset by lower volumes for sheet and plate in the U.S. and unfavorable product mix. In the 2003 six-month period, an increase in sheet and plate sales, resulting from increased volumes in both the U.S. and Europe, was offset by unfavorable product mix and slightly lower volumes for rigid container sheet.

ATOI for this segment decreased 15% in the 2003 second quarter and 14% in the 2003 six-month period compared with the corresponding 2002 periods. The decrease in the 2003 second quarter was primarily due to unfavorable product mix, higher raw material prices and higher energy costs for rigid container sheet, as well as lower volumes and lower efficiencies for sheet and plate in the U.S. These decreases were somewhat offset by increased volumes for rigid container sheet and the favorable impact of foreign currency exchange adjustments in Europe. The decrease in the 2003 six-month period is primarily due to lower volumes, unfavorable product mix, and higher raw material prices and energy costs for rigid container sheet; lower volumes and lower efficiencies for sheet and plate in the U.S. which more than offset increased volumes; somewhat offset by increased volumes and favorable foreign currency exchange adjustments in Europe.

In the 2003 third quarter, seasonal strength is expected to continue in rigid container sheet. Other markets are projected to be flat with some seasonal softening in Europe.

IV.    Engineered Products

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Third-party aluminum shipments	214	244	431	465

Third-party sales	$1,420	$1,330	$2,781	$2,649
Intersegment sales	5	10	14	18

Total sales	$1,425	$1,340	$2,795	$2,667

After-tax operating income	$44	$44	$73	$102

Third-party sales for the Engineered Products segment increased 7% and 5% in the 2003 second quarter and six-month periods, respectively, compared to the corresponding 2002 periods, primarily as a result of the Fairchild acquisition which contributed $181 and $304 to third-party sales in the 2003 second quarter and six-month periods, respectively. These increases were partially offset by volume declines in businesses serving the automotive, commercial transportation, aerospace and industrial gas turbine markets.

ATOI for this segment remained flat in the 2003 second quarter, while declining 28% in the 2003 six-month period compared with the corresponding 2002 periods. ATOI for both periods was impacted by lower volumes due to soft market conditions, as noted previously. The positive contribution of Fairchild results as well as cost savings recognized in the segment offset the volume declines in the 2003 second quarter.

Demand is expected to decrease in the third quarter of 2003 due to lower military and commercial aerospace volume, automotive model year changeovers, and projected declines in new car demand. Industrial gas turbine demand is expected to remain weak. Seasonal strengthening is expected in the building and construction market.

V.    Packaging and Consumer

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Third-party aluminum shipments	42	31	78	61

Third-party sales	$834	$672	$1,584	$1,290
Intersegment sales	—	—	—	—

Total sales	$834	$672	$1,584	$1,290

After-tax operating income	$57	$55	$110	$83

Third-party sales for the Packaging and Consumer segment for the 2003 second quarter and six-month periods increased 24% and 23%, respectively, compared to the corresponding 2002 periods, primarily as a result of the Ivex acquisition in 2002, which contributed $151 and $285 in the 2003 second quarter and six-month periods, respectively. Higher volumes in the closures business also contributed to the sales increase in 2003.

ATOI for this segment rose 4% and 33% in the 2003 second quarter and six-month periods, respectively, compared to the corresponding 2002 periods. The increase was primarily due to the acquisition of Ivex, which contributed $6 and $14 in the 2003 second quarter and six-month periods, respectively, as well as positive results in Latin America primarily due to improved economic conditions. These increases were somewhat offset by the negative impact of higher resin costs.

In the third quarter of 2003, seasonal increases are projected for consumer products within North America. Seasonal demand within Latin America is expected to decline.

VI.    Other

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Third-party aluminum shipments	56	87	108	145

Third-party sales	$710	$757	$1,378	$1,375
Intersegment sales	—	—	—	—

Total sales	$710	$757	$1,378	$1,375

After-tax operating income	$17	$19	$26	$26

Third-party sales for the Other group decreased 6% in the 2003 second quarter while remaining flat in the 2003 six-month period compared with the corresponding 2002 periods. For both the second quarter and six-month periods, volumes continued to decline in the telecommunications business and poor weather conditions negatively impacted the building products business. In the 2003 six-month period, increased volume in the automotive market partially offset declines in the telecommunications and building products businesses compared with the 2002 six-month period. A decline in automotive volumes contributed to the decrease in third-party sales in the 2003 second quarter compared with the 2002 second quarter.

ATOI for this group was relatively flat for both the 2003 second quarter and six-month periods compared with the corresponding 2002 periods. The negative impact on ATOI of the volume declines noted previously in the 2003 second quarter compared with the 2002 second quarter was mitigated by cost savings at Alcoa Fujikura Ltd. (AFL). The favorable impacts of increased volumes and cost savings at AFL Automotive were offset by lower volumes in the telecommunication business and the building products business in the 2003 six-month period compared with the 2002 six-month period.

Overall third-party sales in the third quarter are expected to be lower due to automotive model year changeovers and projected declines in new car demand. Some seasonal increase is anticipated in the residential building and construction market. Continued depressed business conditions are expected to persist in the telecommunications market.

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

The following table reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Total after-tax operating income	$425	$432	$826	$794
Impact of intersegment profit eliminations	(4)	(1)	3	(4)
Unallocated amounts (net of tax):
Interest income	6	9	11	19
Interest expense	(52)	(54)	(109)	(103)
Minority interests	(75)	(47)	(134)	(88)
Corporate expense	(81)	(53)	(138)	(111)
Special items (F)	10	—	14	—
Discontinued operations (D)	(11)	(5)	(8)	(5)
Accounting changes (B)	—	—	(47)	34
Other	(2)	(49)	(51)	(86)

Consolidated net income	$216	$232	$367	$450

The significant changes in the reconciling items between ATOI and consolidated net income for the 2003 second quarter and six-month period compared with the corresponding 2002 periods consisted of: an increase in minority interests due to higher earnings at AWAC and Aluminio due to a favorable adjustment to reflect current estimates of fair value related to assets held for sale in Latin America, as well as a tax benefit; an increase in corporate expense due to higher deferred compensation costs; special items recognized in 2003 consisting of adjustments to fourth quarter 2002 impairment charges to reflect current estimates of fair value on assets held for sale, as well as additional restructuring charges recorded primarily for employee termination and severance costs in businesses serving the industrial gas turbine market and in primary metals; and a decrease in other primarily due to higher net gains on asset sales (primarily office space), a tax benefit for recently enacted international tax legislation, and foreign currency translation adjustments.

Additionally, for the six-month periods, a cumulative effect charge of $47 was recognized in 2003 for the accounting change for asset retirement obligations under SFAS No. 143, while cumulative effect income of $34 was recognized in 2002 for the change in accounting for goodwill under SFAS No. 142.

Liquidity and Capital Resources

Cash from Operations

Cash from operations for the 2003 six-month period totaled $1,215 compared with $667 in the 2002 six-month period. The increase of $548 is primarily due to an advance payment of $440 on a long-term aluminum supply contract and lower working capital requirements.

Financing Activities

Cash used for financing activities was $763 in the 2003 six-month period compared with cash provided of $18 in the 2002 six-month period. The change of $781 is primarily due to net debt repayments of $443 in 2003 compared with net borrowings of $525 in 2002, partially offset by the absence of stock repurchases in 2003.

In June 2003, Standard and Poor’s Rating Services lowered its long-term debt rating of Alcoa to A- from A and its short-term rating to A-2 from A-1 due to, among other things, unfunded postretirement benefit obligations.

In April 2003, Alcoa refinanced its $2,000 revolving-credit agreement that was to expire in April 2003 into a $2,000 revolving-credit agreement that expires in April 2004. Additionally, Alcoa refinanced its $1,000 revolving credit agreement that was to expire in August 2003 into a $1,000 revolving-credit agreement that expires in April 2008.

Investing Activities

Cash used for investing activities was $380 in the 2003 six-month period compared with $751 in the 2002 six-month period. The change of $371 in cash used was primarily due to a reduction in capital expenditures, fewer acquisitions in 2003 and a reduction in short-term investments.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 28 owned or operating facilities and adjoining properties, approximately 38 previously owned or operating facilities and adjoining properties and approximately 68 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment-capping techniques, and other remediation technologies. In February 2002, Alcoa submitted a final Analysis of Alternatives Report to the EPA based on these evaluations and included additional remedial alternatives required by the EPA. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 and $525. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Based on the current assessment of the EPA decision-making process, Alcoa has concluded that the selection of the $2 alternative, based on natural recovery only, is remote. In June 2003, based on river observations during the spring of 2003, EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and break up. Alcoa is now developing a scope of work for that effort and expects to present a report on findings to the EPA as soon as the analysis is available. Alcoa anticipates that the EPA’s ultimate remedial decision will include this additional information. Alcoa continues to believe that alternatives involving the largest amounts of sediment removal should not be selected for the Grasse River remedy. Therefore, Alcoa believes that alternatives that should reasonably be considered for selection range from engineered capping and natural recovery of $30 to a combination of moderate dredging, capping and natural recovery of $90. Accordingly, Alcoa has recorded a reserve of $30, representing the low end of the range of possible alternatives, as no one of the alternatives is more likely to be selected than any other. The EPA’s ultimate selection of a remedy could result in additional liability. However, as the process continues, it allows for input that can influence the scope and cost of the remedy that will be selected by the EPA in its issuance of the formal Record of Decision (ROD). Alcoa may be required to record a subsequent reserve adjustment at the time the ROD is issued.

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

Alcoa’s remediation reserve balance at June 30, 2003 and December 31, 2002 was $408 (of which $69 was classified as a current liability) and $436, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2003 six-month period were approximately $12. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was reduced by approximately $16 in the 2003 six-month period, primarily for adjustments based on recent assessments of remaining work required at certain sites.

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

Derivatives

Alcoa’s commodity and derivative activities are subject to the management, direction and control of the Strategic Risk Management Committee (SRMC). SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. SRMC reviews annually the scope of its derivative activities with the Board of Directors.

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

Alcoa’s aluminum commodity risk management policy is to manage, through the use of futures and options contracts, the aluminum price risk associated with a portion of its fixed price firm commitments. At June 30, 2003, these contracts totaled approximately 601,000 mt with a fair value loss of approximately $8 (pre-tax).

Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the company may elect to sell forward a portion of its anticipated primary aluminum and alumina production to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At June 30, 2003, these contracts totaled approximately 42,000 mt with a fair value gain of approximately $7 (pre-tax). These contracts act to fix a portion of the sales price related to these sales contracts.

Alcoa purchases natural gas and fuel oil to meet its production requirements. These purchases expose the company to the risk of higher natural gas and fuel oil prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing natural gas and fuel oil; therefore, it is highly likely that anticipated natural gas and fuel oil purchases will occur. The fair value of the contracts for natural gas and fuel oil was a gain of approximately $53 (pre-tax) and a gain of approximately $12 (pre-tax), respectively, at June 30, 2003.

Alcoa purchases certain other commodities such as electricity for its operations and may enter into futures and options contracts to eliminate volatility in the prices of such products. None of these contracts were material at June 30, 2003.

Financial Risk

Currencies – Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a gain of approximately $58 (pre-tax) at June 30, 2003.

Certain contracts, which are included in the $58 above, are used to offset a portion of the impact of exchange and interest rate changes on foreign currency denominated debt. The fair value of these contracts was a gain of approximately $5 (pre-tax) at June 30, 2003. Changes in the fair value of these contracts are included in other income on the Condensed Statement of Consolidated Income and offset a portion of the impact of the exchange differences on the debt.

Interest Rates – Alcoa uses interest rate swaps to help maintain a reasonable balance between fixed- and floating-rate debt and to manage overall financing costs. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a gain of approximately $110 (pre-tax) at June 30, 2003.

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

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

As previously reported, a purported class action was filed on February 14, 2002 in the U.S. District Court for the Northern District of Ohio against the company and the International UAW, on behalf of 400 African-American employees of Cleveland Works, alleging discrimination in Cleveland’s apprenticeship program. Plaintiffs sought certification of the class, declaratory and injunctive relief, lost wages, entry into apprenticeship programs, compensatory and punitive damages and costs and expenses of litigation. The complaint was served on May 23, 2002 and answered on June 12, 2002. On February 28, 2003, the parties filed with the court a proposed settlement agreement providing monetary and injunctive relief. Preliminary approval of the proposed settlement agreement was granted on May 27, 2003. A Fairness Hearing on final approval is scheduled for August 25, 2003. The cost of settlement is not expected to be material.

Item 4.    Submission of Matters to a Vote of Security Holders.

Information called for by this item with respect to the annual meeting of Alcoa shareholders held on April 11, 2003, is contained in Part II – Item 4 of Alcoa’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

10(a).	364-Day Revolving Credit Agreement, dated as of April 25, 2003, among Alcoa Inc., the Lenders parties thereto, and JPMorgan Chase Bank, as Administrative Agent

10(b).	Five-Year Revolving Credit Agreement, dated as of April 25, 2003, among Alcoa Inc., the Lenders parties thereto, and JPMorgan Chase Bank, as Administrative Agent

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

99(a).	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99(b).	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. During the second quarter of 2003, Alcoa filed one report on Form 8-K, dated May 6, 2003, with the Securities and Exchange Commission (the “Commission”), reporting under Item 5 that Alcoa had reached an agreement in principle with Camargo Correa Group to acquire their 40.9% shareholding in Alcoa’s South American operations.

In addition, during the quarter (and thereafter to the date hereof), Alcoa furnished to the Commission the following reports on Form 8-K under Item 12:

(1) a Form 8-K dated April 7, 2003, furnishing a copy of the press release announcing Alcoa’s first quarter 2003 earnings;

(2) a Form 8-K dated April 24, 2003, furnishing copies of Alcoa’s 2002 Sustainability Report and the press release announcing the report’s release;

(3) a Form 8-K dated April 28, 2003, furnishing a copy of thetranscript and slides presented during Alcoa’s first quarter 2003 earnings call; and

(4) a Form 8-K dated July 9, 2003, furnishing a copy of the press release announcing Alcoa’s second quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 23, 2003	By /s/ RICHARD B. KELSON

Date	Richard B. Kelson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 23, 2003	By /s/ CHARLES D. MCLANE, JR.

Date	Charles D. McLane, Jr. Vice President – Alcoa Business Support Services and Controller (Chief Accounting Officer)

EXHIBITS

10(a).	364-Day Revolving Credit Agreement

10(b).	Five-Year Revolving Credit Agreement

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

99(a).	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99(b).	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002