Form 10-Q
period 2003-09-30
ALCOA INC
filed 2003-10-24
CIK 4281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

As of October 20, 2003, 865,354,928 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	September 30 2003	December 31 2002

ASSETS
Current assets:
Cash and cash equivalents	$393	$344
Receivables from customers, less allowances of $104 in 2003 and $120 in 2002	2,563	2,389
Other receivables	261	174
Inventories (G)	2,534	2,450
Deferred income taxes	484	468
Prepaid expenses and other current assets	571	509

Total current assets	6,806	6,334

Properties, plants and equipment, at cost	24,490	23,167
Less: accumulated depreciation, depletion and amortization	12,096	11,010

Net properties, plants and equipment	12,394	12,157

Goodwill	6,397	6,365
Other assets	4,819	4,450
Assets held for sale (D)	573	504

Total assets	$30,989	$29,810

LIABILITIES
Current liabilities:
Short-term borrowings	$34	$37
Accounts payable, trade	1,807	1,624
Accrued compensation and retirement costs	908	934
Taxes, including taxes on income	754	821
Other current liabilities	964	972
Long-term debt due within one year	164	85

Total current liabilities	4,631	4,473

Long-term debt, less amount due within one year	7,657	8,365
Accrued postretirement benefits	2,256	2,320
Other noncurrent liabilities and deferred credits (H)	3,373	2,878
Deferred income taxes	567	502
Liabilities of operations held for sale (D)	108	52

Total liabilities	18,592	18,590

MINORITY INTERESTS	1,280	1,293

COMMITMENTS AND CONTINGENCIES (I)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,879	6,101
Retained earnings	7,560	7,428
Treasury stock, at cost	(2,156)	(2,828)
Accumulated other comprehensive loss (J)	(1,146)	(1,754)

Total shareholders’ equity	11,117	9,927

Total liabilities and equity	$30,989	$29,810

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Sales	$5,322	$5,160	$15,941	$15,218

Cost of goods sold	4,213	4,095	12,672	12,171
Selling, general administrative and other expenses	303	265	944	810
Research and development expenses	47	53	147	156
Provision for depreciation, depletion and amortization	295	287	883	813
Special items (F)	1	39	(18)	39
Interest expense	74	95	243	253
Other income, net (L)	(41)	(23)	(135)	(112)

	4,892	4,811	14,736	14,130

Income from continuing operations before taxes on income	430	349	1,205	1,088
Provision for taxes on income (M)	93	98	308	328

Income from continuing operations before minority interests’share	337	251	897	760
Less: Minority interests’ share	54	49	188	137

Income from continuing operations	283	202	709	623

Loss from discontinued operations (D)	(3)	(9)	(15)	(14)

Cumulative effect of accounting change (B)	—	—	(47)	34

NET INCOME	$280	$193	$647	$643

EARNINGS PER SHARE (K)
Basic:
Income from continuing operations	$.33	$.24	$.83	$.74
Loss from discontinued operations	—	(.01)	(.01)	(.02)
Cumulative effect of accounting change	—	—	(.06)	.04

Net income	$.33	$.23	$.76	$.76

Diluted:
Income from continuing operations	$.33	$.24	$.83	$.73
Loss from discontinued operations	—	(.01)	(.01)	(.02)
Cumulative effect of accounting change	—	—	(.06)	.04

Net income	$.33	$.23	$.76	$.75

Dividends paid per common share	$.15	$.15	$.45	$.45

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30
	2003	2002

CASH FROM OPERATIONS
Net income	$647	$643
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	889	824
Change in deferred income taxes	13	(4)
Equity income, net of dividends	(60)	(32)
Noncash special items (F)	(18)	39
Gains from investing activities—sale of assets	(16)	(16)
Minority interests	188	137
Loss from discontinued operations (D)	15	14
Accounting changes (B)	47	(34)
Other	83	36
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
(Increase) reduction in receivables	(74)	96
Reduction in inventories	13	160
Reduction in prepaid expenses and other current assets	8	30
Reduction in accounts payable and accrued expenses	(169)	(408)
Reduction in taxes, including taxes on income	(115)	(262)
Cash received on long-term aluminum supply contract	440	—
Net change in noncurrent assets and liabilities	(189)	(235)
(Increase) reduction in net assets held for sale	(9)	32

CASH PROVIDED FROM CONTINUING OPERATIONS	1,693	1,020
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS	4	(11)

CASH FROM OPERATIONS	1,697	1,009

FINANCING ACTIVITIES
Net changes to short-term borrowings	(3)	(310)
Common stock issued for stock compensation plans	34	48
Repurchase of common stock	—	(224)
Dividends paid to shareholders	(385)	(382)
Dividends paid to minority interests	(145)	(122)
Net change in commercial paper	(483)	56
Additions to long-term debt	288	1,593
Payments on long-term debt	(402)	(137)

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(1,096)	522

INVESTING ACTIVITIES
Capital expenditures	(570)	(851)
Capital expenditures of discontinued operations	(4)	(5)
Acquisitions, net of cash acquired	(8)	(595)
Proceeds from the sale of assets	23	54
Additions to investments	(5)	(28)
Changes in short-term investments	6	(59)
Changes in minority interests	—	(39)
Other	(6)	(8)

CASH USED FOR INVESTING ACTIVITIES	(564)	(1,531)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	(49)

Net change in cash and cash equivalents	49	(49)
Cash and cash equivalents at beginning of year	344	512

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$393	$463

The accompanying notes are an integral part of the consolidated financial statements.

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

B. Recently Adopted Accounting Standards – Effective January 1, 2003, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” Under this new standard, Alcoa recognized additional liabilities, at fair value, of approximately $136 at January 1, 2003, for asset retirement obligations (ARO’s), consisting primarily of costs associated with spent pot lining disposal, bauxite residue disposal, mine reclamation and landfills. These costs reflect the legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. Alcoa had previously recorded liabilities for certain of these costs. Additionally, Alcoa capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At January 1, 2003, Alcoa increased the following: net properties, plants and equipment by $74, net deferred tax assets by $22, liabilities by $136 as noted above, and minority interests by $7.

The cumulative effect adjustment recognized upon adoption of this standard was $47, consisting primarily of costs to establish assets and liabilities related to spent pot lining disposal for pots currently in operation. Net income for the quarter ended September 30, 2002 and for the full year of 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

The changes in the carrying amount of ARO’s for the nine months ended September 30, 2003, and the pro forma impact for the year ended December 31, 2002, as if this standard had been adopted effective January 1, 2002, follow.

	Nine months ended September 30, 2003	(Pro forma) Year ended December 31, 2002
Balance at beginning of period	$224	$214
Accretion expense	12	12
Payments	(21)	(27)
Liabilities incurred	8	22
Translation and other	(8)	3

Balance at end of period	$215	$224

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

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income, as reported	$280	$193	$647	$643
Less: compensation cost determined under the fair value method, net of tax	5	26	13	92

Pro forma net income	$275	$167	$634	$551

Basic earnings per share:
As reported	$.33	$.23	$.76	$.76
Pro forma	.32	$.20	.74	.65

Diluted earnings per share:
As reported	$.33	$.23	$.76	$.75
Pro forma	.32	.20	.74	.65

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

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Sales	$64	$78	$200	$248
Loss from operations	(3)	(9)	(4)	(14)
Loss from impairment	—	—	(11)	—

The protective packaging business of Ivex Packaging Corporation (Ivex) has been included in discontinued operations since the acquisition of Ivex in 2002. In the third quarter of 2003, management discontinued its plan to sell this business based on an assessment of market conditions. Therefore, the financial statements for all periods presented have been reclassified to reflect this business in continuing operations, within the Packaging and Consumer segment. The following table details selected financial information for the protective packaging business.

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Sales	$24	$18	$71	$18
Loss from continuing operations	(5)	—	(1)	—

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

In the second quarter of 2003, Alcoa made adjustments to certain impairment charges recognized in the fourth quarter of 2002 to reflect revisions to estimated fair values of assets held for sale and discontinued operations. These adjustments consisted of a $43 increase in estimated fair value and $10 for a reduction in estimated fair value on various businesses that were recorded as special items on the Condensed Statement of Consolidated Income. Additionally, an adjustment of $11 was recognized in loss from discontinued operations on the Condensed Statement of Consolidated Income for a reduction in estimated fair value on one of the businesses classified as discontinued operations. The fair values that are ultimately realized upon the sale of the businesses to be divested may differ from currently estimated fair values.

For further details on discontinued operations and assets held for sale, see Note B to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

E. Acquisitions – In August of 2003, Alcoa acquired the 40.9% shareholding in Alcoa’s South American operations held by Camargo Correa Group (“Camargo Group”) since 1984. Alcoa issued to the Camargo Group 17.8 million shares of Alcoa common stock, with an agreed value of approximately $410, in exchange for the Camargo Group’s holdings. The agreement also provides for contingent purchase price payments over the next five years based on the performance of the South American operations. The maximum amount of contingent payments is $235. The contingent payments will be reduced by appreciation on the Alcoa shares issued in the transaction, as specified in the agreement. The allocation of the purchase price for this transaction is preliminary; the final allocation of the purchase price will be based upon valuations.

F. Special Items – During 2002, Alcoa recorded special charges of $407 ($261 after tax and minority interests) for restructurings, consisting of a charge of $39 in the third quarter of 2002 as a result of the curtailment of aluminum production at three smelters; a charge of $154 in the fourth quarter of 2002 related to restructuring operations in the U.S. smelting system and for those businesses experiencing negligible growth due to continued market declines in aerospace, automotive, and industrial gas turbines markets; and $214 in the fourth quarter of 2002 related to impairment charges on businesses to be divested that have failed to meet internal growth and return measures. The charges of $407 are comprised mainly of $278 for asset write-downs, consisting of $136 of goodwill on businesses to be divested, as well as $142 for structures, machinery, and equipment; $105 for employee termination and severance costs related to approximately 8,500 hourly and salaried employees at over 70 locations, primarily in Mexico, Europe, and the U.S.; and charges of $31 for exit costs, primarily for remediation, demolition, and lease termination costs.

As of September 30, 2003, approximately 5,300 of the 8,500 employees associated with the 2002 restructuring program had been terminated. During 2003, Alcoa recorded additional special charges of $26 associated with employee termination and severance costs in businesses serving the primary metals, automotive, and industrial gas turbine markets. Also during 2003, various adjustments were recorded to the 2002 restructuring program reserves. An additional charge of $10 was recognized for the reduction in estimated fair value on a business held for sale. Reversals of 2002 restructuring charges totaled $54, of which $43 was related to an increase in estimated fair value on a business held for sale, while the remaining reversals were primarily related to changes in estimates on employee termination and severance costs.

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

As of September 30, 2003, approximately 9,600 of the 10,650 employees (comprised of 10,400 from above as well as an additional 250 announced in 2002) associated with the 2001 restructuring program had been terminated.

The reserve balances consisted of the following.

	Asset write-downs	Employee termination and severance costs	Other	Total
2001:
Total restructuring charges	$371	$178	$16	$565
Cash payments	(3)	(32)	(5)	(40)
Noncash charges	(288)	—	—	(288)

Reserve balances at December 31, 2001	$80	$146	$11	$237

2002:
Cash payments	(17)	(74)	(13)	(104)
2002 restructuring charges	278	105	31	414
Noncash charges in 2002	(278)	—	—	(278)
Additions to 2001 restructuring charges	9	9	—	18
Reversals of 2001 restructuring charges	(10)	(20)	(2)	(32)

Reserve balances at December 31, 2002	$62	$166	$27	$255

2003:
Cash payments	(2)	(80)	(20)	(102)
2003 restructuring charges	—	26	—	26
Additions to 2002 restructuring charges	10	—	—	10
Reversals of 2002 restructuring charges	(46)	(8)	—	(54)
Noncash additions/reversals to the reserves in 2003	33	—	—	33

Reserve balances at September 30, 2003	$57	$104	$7	$168

For further details on the restructurings, see Note C to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

G. Inventories

	September 30 2003	December 31 2002
Finished goods	$789	$758
Work in process	784	750
Bauxite and alumina	345	341
Purchased raw materials	427	425
Operating supplies	189	176

	$2,534	$2,450

Approximately 48% of total inventories at September 30, 2003, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $552 and $514 higher at September 30, 2003 and December 31, 2002, respectively.

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

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. During the third quarter of 2003, approximately 20% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

During the second quarter of 2003, the participants in the Santa Isabel project formally requested the return of the performance bond related to the license to construct the hydroelectric project. The future of the Santa Isabel project is uncertain.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $120 and $88 at September 30, 2003, and December 31, 2002, respectively. There have been no significant investments made in any of the other projects.

In September 2003, Alcoa signed a memorandum of understanding (MOU) with the government of the Kingdom of Bahrain to acquire up to a 26 percent equity stake in Alba, a Bahrain company that owns and operates a 512,000 metric ton per year (mtpy), four-potline aluminum smelter. The MOU also covers a long-term alumina supply arrangement for the Alba smelter. Final agreements on the equity stake in the smelter and the alumina supply arrangement are expected to be concluded by mid-2004. The agreements will become effective upon completion of the fifth potline in March of 2005.

Also during September, Alcoa approved an investment of $83 to develop the Three Oaks Mine in central Texas, which will produce lignite coal for Alcoa’s nearby Rockdale, Texas power plant and smelter.

In August 2003, Alcoa announced that it will expand capacity at its Suriname alumina refinery by 250,000 mtpy. The Suriname refinery is owned 55% by Alcoa, primarily through Alcoa World Alumina and Chemicals (AWAC), and 45% by affiliates of BHP Billiton. The expansion is anticipated to cost $65 and should be completed by July 2005.

J. Comprehensive Income

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income	$280	$193	$647	$643
Other comprehensive income (loss):
Changes in (net of tax):
Unrealized gains (losses) on available-for-sale securities	59	(47)	105	(50)
Minimum pension liability	1	—	(1)	(31)
Unrealized translation adjustments	110	(49)	483	145
Unrecognized (losses) gains on derivatives	(16)	7	21	74

Comprehensive income	$434	$104	$1,255	$781

K. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Income from continuing operations	$283	$202	$709	$623
Less: preferred stock dividends	1	1	2	2

Income from continuing operations available to common shareholders	$282	$201	$707	$621

Average shares outstanding – basic	855	844	849	846
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	4	3	3	5

Average shares outstanding – diluted	859	847	852	851

Options to purchase 64 million and 67 million shares of common stock at average exercise prices of $36.00 were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

L. Other income, net

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Equity income	$28	$26	$112	$ 58
Interest income	11	11	29	40
Foreign exchange losses	(7)	(19)	(44)	(32)
Gains on sales of assets	3	13	16	16
Other income (expense)	6	(8)	22	30

	$41	$23	$135	$112

M. Income taxes – The effective tax rate of 25.6% for the 2003 nine-month period differs from the statutory rate of 35% and the 2002 nine-month rate of 30.1% primarily due to lower taxes on foreign income, including tax benefits associated with the expiration of a prior international audit period as well as recently enacted international tax legislation.

N. Reclassifications – Certain amounts have been reclassified to conform to current year presentation.

O. Recently Issued Accounting Standards – Effective October 9, 2003, the Financial Accounting Standards Board (FASB) elected to defer the effective date to December 31, 2003, for applying the provisions of FASB Interpretation No. 46 for interests held by public entities in variable interest entities created before February 1, 2003. This standard is not expected to have an impact on Alcoa’s financial statements.

Effective June 30, 2003, Alcoa adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard has no impact on Alcoa’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on Alcoa’s financial statements.

P. Segment Information – The following table details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and nine-month periods ended September 30, 2003 and 2002. For more information on segments, see Management’s Discussion and Analysis and the segment disclosures included in Alcoa’s Form 10-K for the year ended December 31, 2002.

Third quarter ended September 30, 2003	Alumina & Chem- icals	Primary Metals	Flat- Rolled Products	Engi- neered Products	Pack- aging & Consumer	Other	Total
Sales:
Third-party sales	$526	$816	$1,176	$1,333	$835	$636	$5,322
Intersegment sales	258	740	17	5	—	—	1,020

Total sales	$784	$1,556	$1,193	$1,338	$835	$636	$6,342

After-tax operating income	$113	$163	$59	$46	$54	$8	$443

Third quarter ended September 30, 2002
Sales:
Third-party sales	$469	$792	$1,162	$1,238	$768	$731	$5,160
Intersegment sales	235	637	21	8	—	—	901

Total sales	$704	$1,429	$1,183	$1,246	$768	$731	$6,061

After-tax operating income	$93	$175	$46	$33	$51	$8	$406

Nine months ended September 30, 2003	Alumina & Chem- icals	Primary Metals	Flat- Rolled Products	Engi- neered Products	Pack- aging & Consumer	Other	Total
Sales:
Third-party sales	$1,466	$2,353	$3,528	$4,114	$2,466	$2,014	$15,941
Intersegment sales	746	2,270	52	19	—	—	3,087

Total sales	$2,212	$4,623	$3,580	$4,133	$2,466	$2,014	$19,028

After-tax operating income	$293	$491	$168	$119	$168	$34	$1,273

Nine months ended September 30, 2002
Sales:
Third-party sales	$1,313	$2,344	$3,510	$3,887	$2,058	$2,106	$15,218
Intersegment sales	697	2,036	54	26	—	—	2,813

Total sales	$2,010	$4,380	$3,564	$3,913	$2,058	$2,106	$18,031

After-tax operating income	$231	$493	$173	$135	$134	$34	$1,200

The following table reconciles segment information to consolidated totals.

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Total after-tax operating income	$443	$406	$1,273	$1,200
Impact of intersegment profit eliminations	2	(5)	5	(9)
Unallocated amounts (net of tax):
Interest income	7	7	18	26
Interest expense	(49)	(62)	(158)	(165)
Minority interests	(54)	(49)	(188)	(137)
Corporate expense	(65)	(40)	(203)	(151)
Special items (F)	(1)	(25)	13	(25)
Discontinued operations (D)	(3)	(9)	(15)	(14)
Accounting changes (B)	—	—	(47)	34
Other	—	(30)	(51)	(116)

Consolidated net income	$280	$193	$647	$643

The following table represents segment assets.

	September 30 2003	December 31 2002
Alumina and Chemicals	$3,093	$2,852
Primary Metals	7,310	7,166
Flat-Rolled Products	3,335	3,266
Engineered Products	6,101	6,164
Packaging and Consumer	3,272	3,214
Other	1,808	1,876

Total segment assets	$24,919	$24,538

The change in segment assets within the Alumina and Chemicals segment is primarily due to the effect of foreign currency translation changes in Australia.

Q. Subsequent Events – Effective October 1, 2003, Alcoa completed the sale of its South America PET business to Amcor PET Packaging for $75, subject to working capital adjustments. Regulatory approvals are pending for the portion of the PET business located in Argentina.

On October 1, 2003, Alcoa and Kobe Steel Ltd. (Kobe) discontinued their association in their can sheet joint ventures. Based on terms of the agreement, Alcoa has acquired from Kobe the remaining 50% interest in KAAL Australia, as well as the remaining 20% interest in KAAL Asia. In turn, Kobe has purchased a 47% interest in KAAL Japan from Alcoa. This transaction is expected to result in a gain, however, the amount of the gain has not yet been determined. Also, Alcoa and Kobe have amended an existing aluminum supply agreement related to the KAAL Japan operations, which resulted in a reduction in the term of the agreement to two years. This will result in a reclassification of approximately $50 from noncurrent liabilities to current liabilities.

On October 15, 2003, Alcoa announced that it will temporarily curtail approximately 90,000 mtpy of aluminum production at Intalco, its primary aluminum plant in Ferndale, Washington on November 1, 2003. Intalco had been operating at approximately 180,000 mtpy.

Report of Independent Accountants *

To the Shareholders and Board of Directors

Alcoa Inc. (Alcoa)

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and subsidiaries as of September 30, 2003, and the related unaudited condensed statements of consolidated income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the unaudited condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa and subsidiaries as of December 31, 2002, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated January 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note B to the unaudited condensed consolidated financial statements, Alcoa adopted SFAS No. 143 effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

October 7, 2003

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Sales	$5,322	$5,160	$15,941	$15,218
Income from continuing operations	283	202	709	623
Cumulative effect of accounting change	—	—	(47)	34
Net income	$280	$193	$647	$643

Earnings per common share:
Diluted – Income from continuing operations	$.33	$.24	$.83	$.73
Diluted – Net income	$.33	$.23	$.76	$.75

Shipments of aluminum products (mt)	1,255	1,312	3,707	3,888
Shipments of alumina (mt)	1,982	1,939	5,715	5,560

Alcoa’s average realized ingot price	$.71	$.66	$.69	$.66
Average 3-month LME price	$.64	$.60	$.63	$.62

Income from continuing operations for the 2003 third quarter was $283, or 33 cents per diluted share, an increase of 40% over 2002 third quarter income of $202, or 24 cents per share. Income from continuing operations for the 2003 nine-month period was $709, or 83 cents per share, an increase of 14% over the 2002 nine-month period income of $623, or 73 cents per share. Higher realized prices for alumina and aluminum, ongoing cost reductions in 2003, and tax benefits were among the positive factors that more than offset higher energy costs, higher employee benefit costs, and lower volumes in businesses serving the industrial gas turbine, telecommunications, and building and construction markets.

Sales for the 2003 third quarter and nine-month periods increased $162, or 3%, and $723, or 5%, respectively, compared with the corresponding 2002 periods. The increases were primarily due to the 2002 acquisitions of Ivex Packaging Corporation (Ivex) and Fairchild Fasteners (Fairchild), which together contributed $174 and $810 in the 2003 third quarter and nine-month periods, respectively, as well as increases in realized prices for alumina and aluminum. Excluding these acquisitions, sales declined in the 2003 third quarter due to lower volumes in businesses serving the automotive, industrial gas turbine, telecommunications, and building and construction markets, while sales declined in the 2003 nine-month period due to lower volumes in businesses serving the industrial gas turbine, telecommunications, and building and construction markets.

Cost of goods sold (COGS) as a percentage of sales was 79.2% and 79.4% for the 2003 third quarter and 2002 third quarter, respectively. COGS as a percentage of sales was 79.5% in the 2003 nine-month period compared with 80.0% for the same period in 2002. Higher realized prices and accumulated cost savings more than offset lower volumes, higher raw materials costs, higher employee benefit costs, and increased energy costs.

Selling, general administrative and other expenses (S&GA) for the 2003 third quarter and nine-month periods increased $38, or 14%, and $134, or 17%, compared with the 2002 third quarter and nine-month periods, respectively. The increases were primarily due to acquisitions as well as increased deferred compensation costs in 2003. As a result, S&GA as a percentage of sales increased from 5.1% in the 2002 third quarter to 5.7% in the 2003 third quarter, and from 5.3% in the 2002 nine-month period to 5.9% in the 2003 nine-month period.

Depreciation, depletion and amortization expense for the 2003 third quarter and nine-month periods increased $8 or 3%, and $70, or 9%, compared with the corresponding 2002 periods, primarily as a result of the acquisitions of Ivex and Fairchild. Foreign currency exchange movements also contributed to the increase in the 2003 nine-month period.

Special items consisted of a charge of $1 and income of $18 in the 2003 third quarter and nine-month periods, respectively. The income recognized in the 2003 nine-month period consisted primarily of: adjustments to fourth quarter 2002 impairment charges to reflect current estimated fair values on assets held for sale, including a $43 increase in estimated fair value and $10 for a reduction in estimated fair value on certain businesses; additional restructuring charges of $26 recorded primarily for employee termination and severance costs in businesses serving the primary metals, automotive, and industrial gas turbine markets; and favorable adjustments of $11 primarily for changes in estimates on employee termination and severance costs related to 2002 reserve balances. In 2002, special charges of $39 were recognized in the third quarter primarily due to smelter production curtailments at three facilities.

Interest expense for the 2003 third quarter and nine-month periods declined $21, or 22%, and $10, or 4%, respectively, compared with the 2002 third quarter and nine-month periods primarily due to lower average interest rates. Lower average debt levels in the 2003 third quarter compared with the 2002 third quarter also contributed to the decline in interest expense for the period.

Other income for the 2003 third quarter and nine-month periods increased $18, or 78%, and $23, or 21%, compared with the corresponding 2002 periods. The increase in the 2003 third quarter is primarily due to an increase in the cash surrender value of employee life insurance and favorable foreign currency exchange movements of $12. The increase in the 2003 nine-month period is due to $54 of higher equity income, primarily at Elkem, and an increase in cash surrender value as noted previously, partially offset by several favorable nonoperating gains recognized in 2002, the unfavorable impact of foreign currency exchange movements of $12, and lower interest income of $11.

The effective tax rate of 25.6% for the 2003 nine-month period differs from the statutory rate of 35% and the 2002 nine-month rate of 30.1% primarily due to lower taxes on foreign income, including tax benefits associated with the expiration of a prior international audit period as well as recently enacted international tax legislation.

Minority interests’ share of income from operations for the 2003 third quarter increased $5, or 10%, compared to the 2002 third quarter primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), somewhat offset by lower minority interests’ share of income at Alcoa Aluminio (Aluminio) due to Alcoa’s acquisition of the minority interest in Aluminio in August 2003. Minority interests’ share of income from operations for the 2003 nine-month period increased $51, or 37%, compared with the corresponding 2002 period primarily due to higher earnings at Aluminio and AWAC, partly attributable to a tax benefit for recently enacted international tax legislation, as well as a favorable adjustment to reflect current estimates of fair value related to assets held for sale in Latin America.

The cumulative effect of accounting changes resulted in a charge of $47 in the 2003 nine-month period for the accounting change for asset retirement obligations under SFAS No. 143, while income of $34 was recognized in the 2002 nine-month period for the change in accounting for goodwill under SFAS No. 142.

Segment Information

I. Alumina and Chemicals

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Alumina production	3,493	3,348	10,291	9,661
Third-party alumina shipments	1,982	1,939	5,715	5,560

Third-party sales	$526	$469	$1,466	$1,313
Intersegment sales	258	235	746	697

Total sales	$784	$704	$2,212	$2,010

After-tax operating income (ATOI)	$113	$93	$293	$231

Third-party sales for the Alumina and Chemicals segment increased 12% in both the 2003 third quarter and nine-month period compared to the corresponding 2002 periods primarily due to higher shipments, as well as increases in realized prices of 13% in the 2003 third quarter and 11% in the 2003 nine-month period.

ATOI for this segment increased 22% in the 2003 third quarter and 27% in the 2003 nine-month period compared to the corresponding 2002 periods primarily due to higher realized alumina prices, increased alumina volumes, and higher alumina-based chemicals volumes, somewhat offset by higher energy costs.

Alumina demand is expected to be flat and steady prices are anticipated in the fourth quarter.

II. Primary Metals

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Aluminum production	869	891	2,633	2,610
Third-party aluminum shipments	488	517	1,436	1,527

Alcoa’s average realized price per pound for aluminum ingot	.71	.66	.69	.66

Third-party sales	$816	$792	$2,353	$2,344
Intersegment sales	740	637	2,270	2,036

Total sales	$1,556	$1,429	$4,623	$4,380

After-tax operating income	$163	$175	$491	$493

Third-party sales for the Primary Metals segment increased 3% in the 2003 third quarter, while remaining relatively flat in the 2003 nine-month period compared with the corresponding 2002 periods. An increase in Alcoa’s average realized price for ingot was essentially offset by lower third-party shipments and the negative impact of an electrical outage at the Alumar plant in Brazil in both the 2003 third quarter and nine-month periods. Intersegment sales increased 16% in the 2003 third quarter and 11% in the 2003 nine-month period compared with the corresponding 2002 periods primarily due to higher realized prices and higher volumes.

ATOI for this segment decreased 7% in the 2003 third quarter compared with the corresponding 2002 period primarily due to lower shipments, unfavorable foreign currency exchange movements, higher raw material costs, and higher energy costs, somewhat offset by higher realized aluminum prices. ATOI was relatively flat in the 2003 nine-month period compared to the corresponding 2002 period as higher raw material costs, higher energy costs and unfavorable foreign currency exchange movements were offset by higher realized prices and increased intersegment volumes.

Alcoa has approximately 505,000 mt per year (mtpy) of idle capacity on a base capacity of 3,948,000 mtpy.

III. Flat-Rolled Products

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Third-party aluminum shipments	450	446	1,337	1,341

Third-party sales	$1,176	$1,162	$3,528	$3,510
Intersegment sales	17	21	52	54

Total sales	$1,193	$1,183	$3,580	$3,564

After-tax operating income	$59	$46	$168	$173

Third-party sales for the Flat-Rolled Products segment were relatively flat in both the 2003 third quarter and nine-month periods compared with the corresponding 2002 periods. In the 2003 third quarter, higher volumes for rigid container sheet, favorable product mix for sheet and plate, and the favorable impact of foreign currency exchange movements in Europe were offset by lower volumes for sheet and plate in the U.S. and Europe. In the 2003 nine-month period, increases in sheet and plate volumes and the favorable impact of foreign currency exchange movements in Europe were offset by higher metal prices and unfavorable product mix for rigid container sheet, as well as the absence of sales in 2003 from the commercial foil business which was discontinued as a result of prior year’s restructuring programs.

ATOI for this segment increased 28% in the 2003 third quarter compared to the 2002 third quarter primarily due to higher volumes and cost savings in rigid container sheet and favorable mix and pricing for sheet and plate. ATOI decreased 3% in the 2003 nine-month period compared to the corresponding 2002 period due to unfavorable product mix, higher raw material prices and higher energy costs for rigid container sheet, as well as higher materials costs for sheet and plate in the U.S., somewhat offset by increased volumes and favorable foreign currency exchange movements in Europe.

In the fourth quarter, seasonal volume declines are expected for rigid container sheet. Aerospace volumes are projected to soften, particularly in Europe, and automotive volumes are expected to be slightly higher following model year changeovers in the third quarter, however the impact on sales will be offset by seasonal shutdowns at OEM assembly plants.

IV. Engineered Products

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Third-party aluminum shipments	215	223	646	688

Third-party sales	$1,333	$1,238	$4,114	$3,887
Intersegment sales	5	8	19	26

Total sales	$1,338	$1,246	$4,133	$3,913

After-tax operating income	$46	$33	$119	$135

Third-party sales for the Engineered Products segment increased 8% and 6% in the 2003 third quarter and nine-month periods, respectively, compared to the corresponding 2002 periods, primarily as a result of the Fairchild acquisition which contributed $126 and $430 to third-party sales in the 2003 third quarter and nine-month periods, respectively. These increases were partially offset by volume declines in businesses serving the industrial gas turbine and building and construction markets.

ATOI for this segment increased 39% in the 2003 third quarter compared with the 2002 third quarter primarily due to the Fairchild acquisition as well as cost savings recognized in the segment. ATOI declined 12% in the 2003 nine-month period compared to the corresponding 2002 period due to lower volumes in businesses serving the automotive, building and construction, commercial transportation and industrial gas turbine markets, partially offset by the favorable impacts of Fairchild results, foreign currency exchange movements in Europe, and cost savings.

Volume declines are anticipated in the aerospace and industrial gas turbine markets. Seasonal declines are expected in the building and construction market.

V. Packaging and Consumer

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Third-party aluminum shipments	40	46	118	107

Third-party sales	$835	$768	$2,466	$2,058
Intersegment sales	—	—	—	—

Total sales	$835	$768	$2,466	$2,058

After-tax operating income	$54	$51	$168	$134

Third-party sales for the Packaging and Consumer segment for the 2003 third quarter and nine-month periods increased 9% and 20%, respectively, compared to the corresponding 2002 periods, primarily as a result of the Ivex acquisition in the third quarter of 2002, which contributed $48 and $380 more in the 2003 third quarter and nine-month periods, respectively, compared with the corresponding 2002 periods. Higher volumes in the closures business also contributed to the sales increase in 2003.

ATOI for this segment rose 6% in the 2003 third quarter compared with the 2002 third quarter primarily due to increased volumes for closures and lower S&GA costs, partially offset by lower equity income. ATOI increased 25% in the 2003 nine-month period compared to the corresponding 2002 period primarily due to the acquisition of Ivex and positive results in Latin America primarily due to improved economic conditions, which more than offset the negative impact of higher resin costs.

In the fourth quarter, seasonal increases are anticipated for consumer products, while seasonal slowdowns are expected for closures.

VI. Other

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Third-party aluminum shipments	62	80	170	225

Third-party sales	$636	$731	$2,014	$2,106
Intersegment sales	—	—	—	—

Total sales	$636	$731	$2,014	$2,106

After-tax operating income	$8	$8	$34	$34

Third-party sales for the Other group declined 13% in the 2003 third quarter and 4% in the 2003 nine-month period compared with the corresponding 2002 periods. Sales declined primarily at Alcoa Fujikura Ltd. (AFL), as volumes fell off in the automotive business and telecommunications volumes further weakened. The disposition of distribution facilities in Europe also contributed to the sales declines.

ATOI for this group was flat for both the 2003 third quarter and nine-month periods compared with the corresponding 2002 periods. In the 2003 third quarter compared with the 2002 third quarter, the negative impact on ATOI of the volume declines at AFL was mitigated by cost savings at AFL, as well as improved pricing in the building products business. In the 2003 nine-month period compared with the 2002 nine-month period, substantial cost savings at AFL Automotive were offset by lower volumes at AFL in both the automotive and telecommunications businesses. Lower volumes and higher resin costs at the building products business also contributed to the decline in ATOI.

In the fourth quarter, automotive volumes are expected to be slightly higher following model year changeovers in the third quarter, however the impact on sales will be offset by seasonal shutdowns at OEM assembly plants. Seasonal declines are expected in the building and construction market. The demand for telecommunications is expected to stabilize with a marginal increase anticipated during the fourth quarter.

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

The following table reconciles segment information to consolidated totals.

	Third quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Total after-tax operating income	$443	$406	$1,273	$1,200
Impact of intersegment profit eliminations	2	(5)	5	(9)
Unallocated amounts (net of tax):
Interest income	7	7	18	26
Interest expense	(49)	(62)	(158)	(165)
Minority interests	(54)	(49)	(188)	(137)
Corporate expense	(65)	(40)	(203)	(151)
Special items (F)	(1)	(25)	13	(25)
Discontinued operations (D)	(3)	(9)	(15)	(14)
Accounting changes (B)	—	—	(47)	34
Other	—	(30)	(51)	(116)

Consolidated net income	$280	$193	$647	$643

The significant changes in the reconciling items between ATOI and consolidated net income for the 2003 third quarter and nine-month period compared with the corresponding 2002 periods consisted of: decreases in interest expense primarily due to lower average interest rates, while lower average debt levels further contributed to the decline in interest expense in the 2003 third quarter compared with the 2002 third quarter; an increase in minority interests due to higher earnings at AWAC and Aluminio, partly attributable to a tax benefit for recently enacted international tax legislation, as well as a favorable adjustment to reflect current estimates of fair value related to assets held for sale in Latin America; an increase in corporate expense due to higher deferred compensation costs; special items charges recognized in 2002 due to smelter production curtailments at three facilities, while special items resulted in income in 2003 due to adjustments to fourth quarter 2002 impairment charges to reflect current estimates of fair value on assets held for sale, somewhat offset by additional restructuring charges recorded primarily for employee termination and severance costs in businesses serving the primary metals, automotive, and industrial gas turbine markets; and a decrease in other primarily due to an increase in the cash surrender value of employee life insurance and tax benefits associated with the expiration of a prior international audit period as well as recently enacted international tax legislation.

Additionally, for the nine-month periods, a cumulative effect charge of $47 was recognized in 2003 for the accounting change for asset retirement obligations under SFAS No. 143, while cumulative effect income of $34 was recognized in 2002 for the change in accounting for goodwill under SFAS No. 142.

Liquidity and Capital Resources

Cash from Operations

Cash from operations for the 2003 nine-month period totaled $1,697 compared with $1,009 in the 2002 nine-month period. The increase of $688 is primarily due to an advance payment of $440 on a long-term aluminum supply contract, as well as higher earnings after adjustments for noncash items.

Financing Activities

Cash used for financing activities was $1,096 in the 2003 nine-month period compared with cash provided of $522 in the 2002 nine-month period. The change of $1,618 is primarily due to net debt repayments of $600 in 2003 compared with net borrowings of $1,202 in 2002, somewhat offset by the absence of stock repurchases in 2003.

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

Investing Activities

Cash used for investing activities was $564 in the 2003 nine-month period compared with $1,531 in the 2002 nine-month period. The change of $967 was due to more cash used in 2002 to fund the acquisition of Ivex and several smaller acquisitions, as well as more capital expenditures in 2002 than in 2003.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 31 owned or operating facilities and adjoining properties, approximately 39 previously owned or operating facilities and adjoining properties and approximately 66 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Alcoa’s remediation reserve balance at September 30, 2003 and December 31, 2002 was $401 (of which $68 was classified as a current liability) and $436, respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2003 nine-month period were approximately $19. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was reduced by approximately $16 in the 2003 nine-month period, primarily for adjustments based on recent assessments of remaining work required at certain sites.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

In addition to the environmental reserve matters previously discussed, Alcoa is involved in certain legal proceedings regarding potential claims for recovery. Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa’s favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa would be able to recover from its insurers on these three sites. Alcoa appealed these rulings to the Washington Court of Appeals, which certified the appeal to the Washington Supreme Court. Alcoa prevailed on significant portions of the appeal and the matter was set for trial in September 2003. During the third quarter of 2003, Alcoa reached settlement of the litigation with certain of the defendants and is anticipating reaching agreement with additional parties in the fourth quarter. These expected fourth quarter settlements are anticipated to be significant and will be reflected in the fourth quarter results.

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

Alcoa’s aluminum commodity risk management policy is to manage, through the use of futures and options contracts, the aluminum price risk associated with a portion of its fixed price firm commitments. At September 30, 2003, these contracts totaled approximately 478,000 mt with a fair value gain of approximately $21(pre-tax).

Alcoa sells products to various third parties at prices that are influenced by changes in LME aluminum prices. From time to time, the company may elect to sell forward a portion of its anticipated primary aluminum and alumina production to reduce the risk of fluctuating market prices on these sales. Toward this end, Alcoa may enter into short positions using futures and options contracts. At September 30, 2003, these contracts totaled approximately 21,000 mt with a fair value loss of approximately $1 (pre-tax). These contracts act to fix a portion of the sales price related to these sales contracts.

Alcoa purchases natural gas and fuel oil to meet its production requirements. These purchases expose the company to the risk of higher natural gas and fuel oil prices. To hedge this risk, Alcoa enters into long positions, principally using futures and options. Alcoa follows a stable pattern of purchasing natural gas and fuel oil; therefore, it is highly likely that anticipated natural gas and fuel oil purchases will occur. The fair values of the contracts for natural gas and fuel oil were gains of approximately $16 (pre-tax) and $11 (pre-tax), respectively, at September 30, 2003.

Alcoa purchases certain other commodities such as electricity for its operations and may enter into futures and options contracts to eliminate volatility in the prices of such products. None of these contracts were material at September 30, 2003.

Financial Risk

Currencies - Alcoa is subject to significant exposure from fluctuations in foreign currencies. Foreign currency exchange contracts are used to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a gain of approximately $36 (pre-tax) at September 30, 2003.

Certain contracts, which are included in the $36 above, are used to offset a portion of the impact of exchange and interest rate changes on foreign currency denominated debt. The fair value of these contracts was a gain of approximately $6 (pre-tax) at September 30, 2003. Changes in the fair value of these contracts are included in other income on the Condensed Statement of Consolidated Income and offset a portion of the impact of the exchange differences on the debt.

Interest Rates - Alcoa uses interest rate swaps to help maintain a reasonable balance between fixed- and floating-rate debt and to manage overall financing costs. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a gain of approximately $33 (pre-tax) at September 30, 2003.

Alcoa also uses interest rate swaps to establish fixed interest payments on future anticipated funding of expansion projects and maturing debt. The fair value of these swaps was a gain of approximately $21 (pre-tax) at September 30, 2003.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, on December 26, 2001, three citizens groups filed an action in the U.S. District Court for the Western District of Texas against Alcoa. The groups alleged that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered various requirements under the Clean Air Act and the Texas Clean Air Act and that the plant did not comply with those requirements. The groups also alleged that the plant violated opacity limits. On January 29, 2002, the company filed its answer to the complaint denying the allegations. In addition, on January 9, 2002, the Texas Natural Resource Conservation Commission (TNRCC) issued a Notice of Enforcement and EPA Region VI issued a Notice of Violation against Alcoa. Both notices allege that activities conducted in the mid-1980s at the Alcoa power plant in Rockdale, Texas triggered requirements under the Clean Air Act and the Texas Clean Air Act and the plant did not comply with those requirements. On June 24, 2002, the U.S. Department of Justice (DOJ), the EPA, the TNRCC (now known as the Texas Commission on Environmental Quality (“TCEQ”)) and Alcoa agreed to resolve the Texas and federal allegations with the permitting of reduced emission limits for the power plant and the payment of a civil penalty of $1.5 million, as well as supplemental environmental mitigation projects of $2.5 million. Under the agreement, Alcoa will have up to 12 months to decide whether to: (1) install clean coal technology—circulating fluidized bed boilers to replace the existing boilers; (2) install best available control technology on the existing units; or (3) permanently shut down the existing units without replacements. EPA, DOJ, TCEQ, the citizens groups and Alcoa have agreed on consent decree language. The consent decree was executed by Alcoa on March 27, 2003 and lodged with the court on April 19, 2003. The court ordered entry of the consent decree on July 28, 2003.

On September 26, 2003, EPA Region VI issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet Corporation’s Wichita Falls, Texas facility for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 to 2000. The Complaint proposes a penalty of $265 thousand. In addition, EPA ordered Howmet Corporation to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. The cost of defense and/or settlement of this matter is not expected to be material.

As previously reported, on October 15, 1999, Victoria Shaev, who represents that she is an Alcoa shareholder, filed a purported derivative action on behalf of the company in the U.S. District Court for the Southern District of New York, naming as defendants the company, each member of Alcoa’s Board of Directors, certain officers of the company and PricewaterhouseCoopers LLP, Alcoa’s independent accountants. The lawsuit alleged, among other things, that Alcoa’s proxy statement dated March 8, 1999 contained materially false and misleading statements and omissions regarding the proposed Alcoa Stock Incentive Plan. On March 19, 2001, the court granted without prejudice the defendants’ motion to dismiss the plaintiff’s claims. On May 31, 2001, Ms. Shaev served an amended complaint making the same allegations as in the previous complaint but styling the complaint as a class action on behalf of shareholders. The company served a motion to dismiss on June 25, 2001. On October 25, 2002, the amended complaint was dismissed on the factual and legal merits of the matter. The plaintiff filed a notice of appeal and on September 17, 2003, the Second Circuit Court of Appeals affirmed the dismissal of the amended complaint.

As previously reported, Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa’s favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa would be able to recover from its insurers on these three sites. Alcoa appealed these rulings to the Washington Court of Appeals, which certified the appeal to the Washington Supreme Court.

Alcoa prevailed on significant portions of the appeal and the matter was set for trial in September 2003. During the third quarter of 2003, Alcoa reached settlement of the litigation with certain of the defendants and is anticipating reaching agreement with additional parties in the fourth quarter. These expected fourth quarter settlements are anticipated to be significant and will be reflected in the fourth quarter results.

As previously reported, a purported class action was filed on February 14, 2002 in the U.S. District Court for the Northern District of Ohio against the company and the International UAW, on behalf of 400 African-American employees of Cleveland Works, alleging discrimination in Cleveland’s apprenticeship program. Plaintiffs sought certification of the class, declaratory and injunctive relief, lost wages, entry into apprenticeship programs, compensatory and punitive damages and costs and expenses of litigation. The complaint was served on May 23, 2002 and answered on June 12, 2002. On February 28, 2003, the parties filed with the court a proposed settlement agreement providing monetary and injunctive relief. Preliminary approval of the proposed settlement agreement was granted on May 27, 2003. An order granting final approval of the proposed settlement agreement was entered on September 25, 2003. The cost of settlement is not expected to be material.

Item 2.	Changes in Securities and Use of Proceeds.

(c) On August 1, 2003, pursuant to an agreement dated as of July 25, 2003 among Alcoa, Camargo Corrêa S.A. (“Camargo Corrêa”) and the other parties named therein, Alcoa acquired the 40.9% shareholding in Alcoa’s South American operations held by affiliates of Camargo Corrêa. Alcoa and a wholly owned subsidiary exchanged 17,773,540 shares of Alcoa common stock for all of the shares of common stock in Alcoa Alumìnio S.A. (“Alcoa Alumìnio”) and Alcoa Latin American Holdings Corporation (“ALAHC”) held by Camargo Corrêa’s affiliates, in reliance upon an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. No underwriters were used in the transaction. Additional cash consideration tied to the future performance of Alcoa Alumìnio and ALAHC over the next five years may be payable by Alcoa under earn-out and guaranteed minimum payment formulas, but such additional consideration will be limited by notional dividends on and appreciation in the market price of Alcoa’s common stock during the same period.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the third quarter of 2003 (and thereafter to the date hereof):

(1) Alcoa furnished a Form 8-K dated July 9, 2003, under Item 12, relating to Alcoa’s press release announcing its second-quarter 2003 earnings.

(2) Alcoa furnished a Form 8-K dated July 31, 2003, under Item 12, relating to Alcoa’s transcript and slides presented during its second-quarter 2003 earnings call.

(3) Alcoa filed a Form 8-K dated August 1, 2003, under Item 5, reporting that Alcoa had concluded its previously announced transaction with the Camargo Corrêa group to acquire their 40.9% shareholding in Alcoa’s South American operations and that Alcoa had issued approximately 17.8 million shares in exchange for their holdings.

(4) Alcoa furnished a Form 8-K dated October 8, 2003, under Item 12, relating to Alcoa’s press release announcing its  third-quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 23, 2003	By	/s/ RICHARD B. KELSON
Date		Richard B. Kelson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 23, 2003	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr. Vice President – Corporate Controller (Principal Accounting Officer)

EXHIBITS

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002