Form 10-K
period 2003-12-31
ALCOA INC
filed 2004-02-27
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $22 billion. As of February 16, 2004, there were 870,294,908 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant’s 2003 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report. Any reference in this report to disclosures in the Annual Report shall constitute incorporation by reference of that specific disclosure into this Form 10-K.

ALCOA INC.

Formed in 1888 under the laws of the Commonwealth of Pennsylvania, Alcoa Inc. has its principal office in Pittsburgh, Pennsylvania. In this report, unless the context otherwise requires, Alcoa or the “company” means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.

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

The company makes available free of charge on its website its Business Conduct Policies and its Guide to Business Conduct which apply equally to employees at all levels of the company, including its senior officers and directors. Alcoa’s corporate governance guidelines and the charters of the audit, compensation and nominating committees of the company’s Board of Directors are also available free of charge on its website. This information is downloadable from the website or available in print to any shareholder who requests it by contacting Corporate Communications at 412-553-4545.

PART I

Item 1. Business.

Description of the Business

Information describing Alcoa’s businesses can be found in the Annual Report at the indicated pages:

Item

	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Results of Operations – Earnings Summary	25-30
Notes to Consolidated Financial Statements
Note B. Discontinued Operations and Assets Held for Sale	48-49
Note D. Special Items	49-50
Note F. Acquisitions and Divestitures	51-52
Segment Reviews:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina and Chemicals	30-31	*
Primary Metals	31	*
Flat-Rolled Products	31-32	*
Engineered Products	32	*
Packaging and Consumer	33	*
Other	33	*
Financial Information about Segments and Financial Information about Geographic Areas:
Note P. Segment and Geographic Area Information	54-56

*	Excluding captions, charts, diagrams and related notes.

Structure of Certain Operations

The company’s Alumina and Chemicals segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Generally, Alcoa owns 60% and Alumina Limited (formerly WMC Limited) owns 40% of these entities. For more information on AWAC, see Exhibit Nos.10(a) through 10(e) to this report.

Alcoa Aluminio S.A. (Aluminio), an integrated aluminum producer in Brazil, is a subsidiary of Alcoa. Aluminio operates mining, refining, smelting and fabricated products facilities at various locations in Brazil. In 2003, Alcoa acquired the 40.9% shareholding in Aluminio held by affiliates of Camargo Correa S.A. (collectively the “Camargo Group”). Prior to the acquisition, Alcoa had owned approximately 59% of Aluminio and the Camargo Group had been the principal minority shareholder since 1984. For more information on this acquisition, see Note F to the financial statements.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from reserves held by AWAC, from the company’s interests in Brazil, and under both long-term and short-term contracts and mining leases. In 2003, Alcoa consumed 30.8 million metric tons (mt) of bauxite from its own reserves, 6.9 million mt from related third parties and 1.9 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active1 Bauxite Interests

Country	Project	Mining Rights (% Entitlement )	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045

Brazil	Poços de Caldas	Aluminio (100%)	2017[3]

Guinea	Bôke	Compagnie des Bauxites de Guinea (CBG)[4] (100%)	2038[5]

Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[6] (50%) Clarendon Alumina Production, Ltd.[7] (50%)	2031[8]

Suriname	Lelydorp	BHP Billiton (45%) Suriname Aluminum Company, L.L.C.[5] (55%)	2033[9]

	Coermotibo	BHP Billiton (45%) Suriname Aluminum Company, L.L.C. (55%)	2033[9]

[1]	Alcoa also has interests at the following locations that are bauxite reserves or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau (Australia), Juruti (Brazil), and Kaimangrasi, Klaverblad, Brownsberg, Coermotibo DS, Lely Mountains, and Nassau (eastern Suriname). Aluminio holds an 8.6% interest, Abalco S.A. (Abalco) holds a 4.6% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in Mineração Rio do Norte S.A. (MRN), a mining company jointly owned with affiliates of Alcan Inc. (Alcan), Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. MRN owns the Trombetas bauxite-mining project in Brazil. Aluminio and Abalco purchase bauxite from MRN under long-term supply contracts. AWA LLC has agreed to purchase bauxite from the Trombetas project through 2019.

[2]	AofA is part of the AWAC group of companies and is owned 60% by Alcoa International Holdings Company and 40% by Alumina Limited.

[3]	Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the complete exhaustion of the deposit. Based on proven bauxite reserves and the currently anticipated needs of the Poços de Caldas alumina refinery, Aluminio estimates that the concessions will last at least until 2017. Depending, however, on the refinery’s actual and future needs, the rate at which the deposits are explored and government approval, the concessions may be extended to (or expire at) a later (or an earlier) date.

[4]	AWA LLC owns a 43% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea.

[5]	Alcoa has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.

[6]	This entity is part of the AWAC group of companies and therefore is controlled by Alcoa.

[7]	Clarendon Alumina Production Ltd. is a wholly-owned subsidiary of the government of Jamaica.

[8]	This mining lease will be extended to a 40-year term and a new 40-year special mining lease will be granted, subject to the operational completion of the Jamalco alumina refinery expansion referred to in footnote 6 to the Alumina Refining Capacity table below.

[9]	While mining rights extend until 2033, bauxite reserves proven to date extend until 2023.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,000		2,000
	Pinjarra	AofA (100%)	3,500	[4]	3,500
	Wagerup	AofA (100%)	2,300		2,300
Brazil	Poços de Caldas	Aluminio (100%)	300		300
	Alumar	Abalco[3] (18.9%) Alcan[5] (10%) Aluminio (35.1%) BHP Billiton[5] (36%)	1,330		718
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (50%) Clarendon Alumina Production, Ltd. (50%)	1,000	[6]	500
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,330		1,330
Suriname	Suralco	BHP Billiton[5] (45%) Suriname Aluminum Company, L.L.C.[3] (55%)	1,900		1,045
U.S.	Point Comfort, Tex.	AWA LLC[3] (100%)	2,305		2,305
TOTAL			15,965		13,998

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For sites owned by AWAC entities and Aluminio, Alcoa takes 100% of the production from these facilities.

[3]	This entity is part of the AWAC group of companies and therefore is controlled by Alcoa.

[4]	In 2004, Alcoa received the Western Australian Government’s environmental approval for its previously announced Pinjarra alumina refinery efficiency upgrade, which will increase production at the facility by 600,000 mt per year.

[5]	The named company or an affiliate holds this interest.

[6]	In November 2003, Alcoa completed construction of the 250,000 mt expansion of its Jamalco alumina refinery in Clarendon. The expansion was part of an agreement to invest $115 million to expand the refinery and remove the nearly 30-year-old levy on bauxite from Jamalco. Once fully operational, the facility’s nameplate capacity will increase to 1,250,000 mtpy.

In January 2003, Alcoa and BHP Billiton signed a Memorandum of Understanding (MOU) with the government of Suriname providing for (i) continuation and expansion of mining and refining activities in eastern Suriname and (ii) various exploration and other activities over the next two years relating to the feasibility of bauxite and alumina investments in western Suriname. Under the MOU, Alcoa and BHP Billiton have exclusive rights in western Suriname and have committed to spend up to $8.5 million over 21-25 months to explore this opportunity, shared 55% (Alcoa) and 45% (BHP Billiton). The MOU provides that Alcoa and BHP Billiton will negotiate an investment agreement with the Suriname government within 18 months.

In 2003, Alcoa broke ground on its previously announced capacity expansion at its Paranam alumina refinery in Suriname by 250,000 mt per year, an increase of approximately 13% that will bring its total capacity to approximately 2.2 million mt per year. The expansion is expected to be completed by July 2005. Alcoa and BHP Billiton have also signed an agreement extending the terms of their existing joint venture agreement on bauxite mining and alumina refining in eastern Suriname to 2025.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	185		185
	Portland	AofA (55%) CITIC (22.5%) Marubeni (22.5%)	352		194
Brazil	Poços de Caldas	Aluminio (100%)	91		91
	São Luís (Alumar)	Aluminio (53.66%) BHP Billiton (46.34%)	370		199
Canada	Baie Comeau, Que.	Alcoa (100%)	438		438
	Bécancour, Que.	Alcoa (74.95%) Aluminium Pechiney (25.05%)	403		302
	Deschambault, Que.	Alcoa (100%)	249		249
Italy	Fusina	Alcoa (100%)	44		44
	Portovesme	Alcoa (100%)	149		149
Spain	Avilés	Alcoa (100%)	88		88
	La Coruña	Alcoa (100%)	84		84
	San Ciprián	Alcoa (100%)	211		211
U.S.	Evansville, Ind. (Warrick)	Alcoa (100%)	309		309
	Frederick, Md. (Eastalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	195		118
	Badin, N.C.	Alcoa (100%)	120	[3]	120	[3]
	Massena, N.Y.	Alcoa (100%)	130	[4]	130	[4]
	St. Lawrence, N.Y.	Alcoa (100%)	125		125
	Mount Holly, S.C.	Alcoa (50.33%) Century Aluminum Company (49.67%)	224		113
	Alcoa, Tenn.	Alcoa (100%)	210		210
	Rockdale, Tex.	Alcoa (100%)	264	[5]	264	[5]
	Ferndale, Wash. (Intalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	278	[6]	170	[6]
	Wenatchee, Wash.	Alcoa (100%)	227		227
TOTAL			4,746		4,020

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column include the minority interests in facilities owned by AofA. Alcoa takes 100% of the production from these facilities.

[3]	The Badin, North Carolina facility has been idled since August 2002.

[4]	In May 2003, Alcoa idled 60,000 mtpy of capacity at its Massena, NY facility.

[5]	Two (of eight) potlines remained closed at the Rockdale, Texas facility.

[6]	In November 2003, Alcoa idled an additional potline. Currently, one potline is operating.

Alcoa currently has approximately 562,000 mtpy of idled smelting capacity out of a worldwide, consolidated primary aluminum capacity of 4,020,000 mtpy.

Alcoa owns interests in the following primary aluminum facilities that are accounted for on the equity or cost basis method. The capacity associated with these facilities is not included in Alcoa’s consolidated capacity.

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)
Germany	Hamburg	Alcoa (33.33%) Austria Metall AG (33.33%) Norsk Hydro (33.33%)	120
Ghana	Tema	Alcoa (10%) Kaiser Aluminum & Chemical Corporation (90%)	200	[2]
Norway	Lista	Alcoa (50%) Elkem ASA (50%)	90
	Mosjøen	Alcoa (50%) Elkem ASA (50%)	185	[3]
Venezuela	Alcasa	Alcoa (7.31%) CVG and Japanese Interests (92.69%)	210

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	In 2003, the smelter was idle due to a power shortage. In 2004, Alcoa received notice that Kaiser Aluminum & Chemical Corporation executed an MOU to sell its 90% interest in the facility to the Government of the Republic of Ghana.

[3]	In 2003, Elkem completed its potline expansion that increased the plant capacity to 185,000 mtpy.

In February 2004, Alcoa announced that it had sold its 10 percent stake in the Alscon smelter in Ikot Abasi, Nigeria to the Federal Government of Nigeria. The registration of the change in control of the shares is still pending. The Alscon smelter was 70 percent owned by the Federal Government and 20 percent held by Ferrostaal AG. Only a portion of the facility has ever been operated and has been idle since mid-1999. The Bureau of Public Enterprise, an agency of the Nigerian government, is working to privatize Alscon. In connection with the sale, the company also terminated its entitlement to purchase all aluminum produced at the smelter for export.

In 2003, Alcoa finalized agreements with the Government of Iceland and Landsvirkjun, Iceland’s National Power Company, to build the 322,000 mt per year, Fjardaál aluminum facility in eastern Iceland. Alcoa chose Bechtel Group, Inc. and its partner, HRV, an Icelandic engineering consortium, to design and build this new plant. It is scheduled to begin production in 2007, with construction of the plant to begin in 2005.

Alcoa also will explore the aluminum smelting and associated hydroelectric power opportunities in western Suriname. In January 2003, Alcoa signed an MOU with the government of Suriname providing for an 18-month exclusive period of investigation of the feasibility of smelting and associated hydroelectric power investment in western Suriname. Under the MOU Alcoa has budgeted $1.5 million - $7.5 million in expenditures over this period to assess the investment potential and to negotiate an investment agreement with the government.

The MOU with the Quebec government under which Alcoa planned to invest C$1 billion over eight years for the expansion and upgrade of its Baie Comeau, Quebec aluminum smelter expired by its terms on December 31, 2003 for failure of the parties to execute definitive agreements. The parties have agreed to extend the deadline until February 29, 2004.

In September 2003, Alcoa signed an MOU with the government of the Kingdom of Bahrain permitting Alcoa to acquire up to a 26% equity stake in Alba, a Bahrain company that owns and operates a 512,000 mtpy aluminum smelter. The MOU also addresses a long-term alumina supply arrangement for the Alba smelter.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the company’s primary aluminum costs. Alcoa generates approximately 25% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and material long-term power arrangements for Alcoa’s smelters.

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

In the Pacific Northwest, Alcoa obtains approximately half of its power needs for its Wenatchee smelter under a contract through 2011 with Chelan County Public Utility District located in the State of Washington. In addition, Alcoa has a contract through 2006 with the Bonneville Power Administration (BPA) that serves part of the Wenatchee smelter, as well as the Intalco smelter. Alcoa is currently returning part of its allotment of power to BPA under arrangements that end in September 2006.

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

The Rockdale smelter uses lignite supplied by the company’s Sandow Mine to generate power. The company has received all necessary permits to open a new lignite mine, the Three Oaks Mine, on land it owns or controls adjacent to its existing Sandow Mine. Company-owned generating units supply about one-half of the total electricity requirements of the smelter. TXU Energy supplies the balance through a long-term power contract that does not expire until at least 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price.

APGI hydroelectric facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter also purchases power from the Tennessee Valley Authority under a contract that extends to 2010. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing, Inc.

In the Northeast, the purchased power contracts for the Massena and St. Lawrence, New York smelters expire not earlier than June 30, 2013, following their extension for 10 years upon New York Power Authority having relicensed one of its hydroelectric projects. The company, however, may terminate either of these contracts with one year’s notice.

The Deschambault and Bécancour smelters located in Quebec purchase electricity under long-term contracts with Hydro-Quebec that expire in 2014, subject to extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 65% of its power needs under a long-term contract with Hydro-Quebec that expires in 2014 and receives the rest of its power needs from a 40%-owned hydroelectric generating company, Manicouagan Power Company.

The Eastalco smelter located in Frederick, Maryland and the Mt. Holly smelter in South Carolina purchase electricity under contracts that expire December 31, 2005 and December 31, 2015, respectively, subject to certain extension provisions.

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

Brazil - Electricity

The Alumar smelter has an agreement through 2004 to purchase electric power from Centrais Eletricas do Norte do Brasil S.A. Eletronorte, a government controlled electric utility. Renewal negotiations have begun. Aluminio had a purchase agreement with Centrais Eletricas de Minas Gerais S.A. that ended in December 2002 to supply energy to its Poços de Caldas smelter. It is now purchasing 49% of its power requirements under two power supply agreements with Chesf and Furnas, state controlled electric utilities. Agreements extend to December 2004 and 2006, respectively.

Aluminio participates in a consortium that owns the Machadinho hydroelectric power plant in southern Brazil, which began to generate power at full capacity in mid-2002. Aluminio receives its share of the output of the plant, which is sufficient to cover the remaining 51% of its operating needs at the Poços de Caldas smelter.

Aluminio has entered into agreements to participate in additional hydroelectric construction projects in Brazil. For more information on these projects, see Note M to the financial statements.

Europe - Electricity

The company purchases electricity for its Italian smelters located at Portovesme and Fusina in the recently deregulated market, under annual contracts and special conditions expiring in 2005.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations expiring in December 2006, possibly extended to 2010.

Iceland - Electricity

In March, 2003, Alcoa signed agreements to build its new Fjarðaál smelter in Eastern Iceland over the next four years. Central to those arrangements is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, will build a dam and power project, and supply competitively priced electricity to the smelter. The smelter is expected to begin taking power in the middle of 2007, and to reach full production thereafter.

Minority Interests - Electricity

The smelters in Germany, Ghana, Norway and Venezuela, in which Alcoa has only an equity stake and is not the operational manager, have made a variety of long-term electricity purchase arrangements, under the managing partner or entity. The power contract for Germany runs through September 2005; discussions are underway with the supplier, HEW, regarding a possible extension or potential early termination. The other contracts are up for renewal at various times, the majority of them in the period from 2011 to 2020.

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

Sources and Availability of Raw Materials

The major purchased raw materials in 2003 for each of the company’s segments are listed below.

Alumina & Chemicals	Primary Metals
bauxite	alumina
caustic soda	aluminum fluoride
electricity	calcined petroleum coke
fuel oil	cathode blocks
natural gas	electricity
liquid pitch
natural gas
silicon carbide

Flat-Rolled Products	Engineered Products
alloying materials	cobalt
aluminum scrap	electricity
coatings	natural gas
electricity	nickel
natural gas	primary aluminum (billet)
primary aluminum (rolling ingot)	steel
titanium

Packaging & Consumer	Other
aluminum	aluminum tape
natural gas	copper
polyethylene resin compound	glass fiber
polypropylene resin compound	polyvinyl chloride resin compound
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

Alcoa Kobe Transportation Products, Inc. and Kobe Alcoa Transportation Products Ltd. These joint ventures, owned 50% by Alcoa and 50% by Kobe Steel, Ltd. (Kobe), continue despite the termination in 2003 of the Alcoa-Kobe joint ventures in rolled aluminum sheet products for aluminum cans. The focus of these ventures, consisting of one company in the U.S. and one in Japan, is to expand the use of aluminum sheet products in passenger cars and light trucks. As a result of a restructuring of the venture in 2000, the U.S. company focuses on research and development efforts, while the Japanese company engages in commercial (manufacturing, marketing and sales) as well as research and development efforts, to serve the transportation industry. In 2003, Alcoa and Kobe further agreed to discuss extending this cooperation into joint research and development products related to other aluminum automotive products such as applied technology of aluminum extrusion and casting.

Alcoa (Shanghai) Aluminum Products Company Limited. Alcoa (Shanghai) Aluminum Products Company Limited is owned 60% by Alcoa and 40% by Shanghai Light Industry Equipment (Group) Co., Ltd. It produces aluminum foil products in Shanghai, China.

Aluminum Corporation of China Limited (Chalco). In November 2001, Alcoa entered into a strategic alliance with Chalco and its parent company, Aluminum Corporation of China (Chinalco). Under this alliance, in 2001 Alcoa became a strategic investor in Chalco’s global offering and listing on the New York Stock Exchange and The Stock Exchange of Hong Kong. Alcoa’s investment is 8% of the issued and outstanding shares. In connection with its investment, Alcoa is entitled to one seat on Chalco’s board of directors. In early 2004, Chalco made an additional public share offering in which Alcoa purchased sufficient shares to maintain its holdings in Chalco at the 8% level. Chinalco remains the largest shareholder in Chalco. As part of the strategic alliance, Alcoa and Chalco also agreed that they would enter into a Sino-foreign joint venture at Chalco’s facility in Pingguo. Pingguo is one of the most efficient alumina and aluminum production facilities in China and is located in the Guangxi region. The Pingguo joint venture will be owned 50% by Alcoa and 50% by Chalco. Alcoa will transfer management, operational and technical expertise, and best practices to the Pingguo joint venture. The parties continue to work diligently on terms of their joint venture and to obtain the necessary government approvals.

Bohai Aluminum Industries Ltd. This venture is owned 32.48% by Alcoa, 37.36% by Shortridge Ltd. and 30.16% by China International Trust & Investment Corporation. The venture produces aluminum foil and aluminum extrusions in Qinghuangdao, China. The owners are currently in discussion to undertake an expansion of the production capacity of the facility and to reorganize the ownership structure of the venture. These steps will require the approval of the government of China.

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

Kaal Australia Pty. Limited and KSL Alcoa Aluminum Company, Ltd. In October of 2003, Alcoa and Kobe terminated their joint ventures in Australia, known as Kaal Australia Pty. Limited, and in Japan, known as KSL Alcoa Aluminum Company, Ltd., that manufactured and sold aluminum sheet for aluminum cans. As a result of the termination, Alcoa acquired all of the shares of Kaal Australia Pty. Limited and of the Hong Kong sales company, Kaal Asia, Limited. In exchange, Kobe acquired the controlling interest in KSL Alcoa Aluminum Company, Ltd. Alcoa has granted Kobe a license to use Alcoa’s technology embedded in the Kaal Japan cold rolling mill. Alcoa has also agreed to act as a distributor for Kobe’s can sheet products in Asia. Both companies agreed to continue the supply of aluminum ingot to the Japan can stock operation for a certain period of time.

Yunnan Xinmeilu Aluminum Foil Co., Ltd. This joint venture is owned 56% by Alcoa and 44% by Yunnan Aluminum Processing Factory. It produces aluminum foil products in Kunming, China. Alcoa does not have management control of this facility.

Patents, Trade Secrets and Trademarks

The company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The company’s rights under its patents, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each business segment. The patents owned by Alcoa generally concern particular products or manufacturing equipment or techniques. Alcoa’s business is not, however, materially dependent on patents, and no individual patent is of material importance to any segment.

The company has a number of trade secrets, mostly regarding manufacturing processes and material compositions that give many of its businesses important advantages in their markets. The company continues to strive to improve those processes and generate new material compositions that provide additional benefits.

The company also has a number of domestic and international registered trademarks that have significant recognition at the consumer level, and others that have significant recognition within the markets that are served. Examples include Alcoa and the Alcoa Symbol for aluminum products, Howmet metal castings, Huck fasteners, Kawneer building panels, Dura Bright surface treatments, Presto storage bags, Cut-Rite wax paper, Baco household wraps, Reynolds plastic wrap and Reynolds Wrap aluminum foil. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions

Alcoa is the world’s leading producer of alumina, primary aluminum and fabricated aluminum. Alcoa is subject to highly competitive conditions in all aspects of its aluminum and non-aluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials — such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; steel, plastics and glass for packaging applications; and wood and vinyl for building and construction applications — aluminum’s diverse characteristics, particularly its light weight, recyclability and flexibility, are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition and brand loyalty also play a role.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its businesses and at the Alcoa Technical Center near Pittsburgh. Expenditures for R&D activities were $194 million in 2003, $214 million in 2002 and $202 million in 2001.

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

During 2003, the company continued work on new developments in inert anode technology and the pursuit of patent protection in jurisdictions throughout the world related to these advanced technologies. Progress has been successful in many respects as a result of anode assembly testing, although there remain technical and cost targets to overcome. Technical targets include improvement of anode life, reduction in operating voltage and maintenance of metal purity. If the technology proves to be commercially feasible, the company believes that it will be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use.

Environmental Matters

Information relating to environmental matters is included in three areas of the Annual Report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Environmental Matters” on pages 35 and 36, in Note A to the financial statements under the caption “Environmental Expenditures” on page 46 and in Note X to the financial statements on page 62.

Employees

Total worldwide employment at year-end 2003 was 120,000 people.

On October 12, 2001, the United Steelworkers of America ratified a new five-year labor agreement that covers 19 locations in the United States and about 12,000 employees. The contract is effective from June 1, 2001 through May 31, 2006.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This report and the portions of the Annual Report incorporated by reference herein contain (and oral communications made by Alcoa may contain) forward-looking statements that may be identified by their use of words like “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or other words of similar meaning. All statements that address Alcoa’s expectations or projections about the future, including statements about Alcoa’s strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Alcoa’s estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. Alcoa cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Risk Factors

In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis in the Annual Report, the following are some of the important factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

•	Alcoa is the world’s leading producer of alumina, aluminum ingot and aluminum fabricated products. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Although Alcoa uses contractual arrangements with customers, as well as forward, futures and options contracts, to manage its exposure to the volatility of LME-based prices, and is product and segment diversified, Alcoa’s results of operations could be affected by material adverse changes in economic or aluminum industry conditions generally or in the markets served by Alcoa, including the transportation, building, construction, distribution, packaging, industrial gas turbine, telecommunications and other markets.

•	Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;

•	significant increases in natural gas prices;

•	unavailability of electrical power due to droughts;

•	interruptions in energy supply due to equipment failure or other causes; or

•	inability to extend contracts upon expiration on economical terms.

•	Alcoa’s ability to grow earnings will be affected by increases in the cost of raw materials, including caustic soda, calcined petroleum coke and resins, in addition to energy. Alcoa may not be able to offset fully the effects of higher raw material costs through price increases or productivity improvements.

•	As part of its strategy for growth, Alcoa has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to Alcoa or that targeted completion dates will be met.

•	Alcoa has investments and activities in numerous countries outside the U.S. and in emerging markets, including Bahrain, Brazil, China, India, Korea, Mexico and Russia. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa’s results of operations.

•	Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries in which Alcoa operates, could affect its revenues, expenses and results of operations.

•	The markets for most aluminum products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations.

•	A significant downturn in the business or financial condition of a key customer or customers supplied by Alcoa could affect Alcoa’s results of operations in a particular period.

•	Alcoa has undertaken and may continue to undertake productivity and cost-reduction initiatives to improve performance, including deployment of company-wide business process models, such as the Alcoa

Business System and the Alcoa Enterprise Business Solution, an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software. There can be no assurance that these initiatives will be completed or beneficial to Alcoa or that any estimated cost savings from such activities will be realized.

•	Alcoa is working on new developments in advanced smelting process technologies, including inert anode technology. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

•	Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent environmental laws and regulations. The costs of complying with such environmental laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Alcoa’s results of operations or liquidity in a particular period could be affected by certain environmental matters, including remediation costs and damages related to several sites.

•	Climate change agreements in several parts of the world may result in emission restrictions on carbon dioxide and other greenhouse gases. Alcoa is actively managing its greenhouse gas emissions and does not foresee a significant impact from possible legislation in this area. Anticipated emission trading and sequestration programs would appear to allow Alcoa to meet any greenhouse gas obligations using current plans and past credits.

•	Alcoa’s results of operations or liquidity in a particular period could be affected by significant legal proceedings or investigations adverse to Alcoa, including product liability, safety and health and other claims.

•	Alcoa’s estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Alcoa’s results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability or changes in employee workforce assumptions.

•	Alcoa has projected a likely range of proceeds from the divestiture of the businesses and operations announced in the fourth quarter of 2002. There can be no assurance that Alcoa will realize the projected amount of proceeds from such divestitures.

•	War or terrorist activities may increase the cost of doing business or otherwise impact Alcoa’s financial performance.

The above list of important factors is not all-inclusive or necessarily in order of importance.

Item 2. Properties.

Alcoa has active plants and holdings under the following segments and in the following geographic areas:

ALUMINA AND CHEMICALS

Bauxite: See the table and related text in Bauxite Interests section on pages 4-5.

Alumina: See the table and related text in Alumina Refining Facilities and Capacity section on pages 5-6.

Alumina Chemicals:	Asia:	4 locations in 3 countries.
	Australia:	1 location.
	Europe:	2 locations in 2 countries.
	South America:	1 location.
	United States:	5 locations in 4 states.

The Alumina Chemicals facilities are included in the sale of the specialty chemicals business which closed on February 27, 2004.

PRIMARY METALS

See the table and related text in Primary Aluminum Facilities and Capacity section on pages 6-8.

FLAT-ROLLED PRODUCTS

Sheet and Plate:	Australia:	2 locations.
	Europe:	8 locations in 6 countries.
	South America:	1 location.
	United States:	6 locations in 5 states.

Foil Products:	Asia:	3 locations in 1 country.
	Australia:	1 location.
	Europe:	2 locations in 1 country.
	South America:	1 location.
	United States:	2 locations in 2 states.

Can Reclamation:	Australia:	1 location.
	United States:	1 location.

ENGINEERED PRODUCTS
Aerospace:	Asia:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	8 locations in 3 countries.
	United States:	20 locations in 14 states.

Auto Components:	Canada:	1 location.
	Europe:	6 locations in 4 countries.
	Mexico:	1 location.

	South America:	2 locations in 1 country.
	United States:	8 locations in 7 states.

Architectural Extrusions:	Canada:	2 locations in 2 provinces.
	Europe:	29 locations in 7 countries.
	South America:	8 locations in 3 countries.
	United States:	13 locations in 10 states.

Castings:	Asia:	2 locations.
	Canada:	3 locations in 2 provinces.
	Europe:	10 locations in 6 countries.
	South America:	1 location.
	United States:	17 locations in 12 states.

Extrusion, Tube:	Asia:	1 location.
	Europe:	15 locations in 6 countries.
	South America:	9 locations in 4 countries.
	United States:	16 locations in 15 states.

Fasteners:	Asia:	2 locations in 2 countries.
	Australia:	1 location.
	Europe:	14 locations in 6 countries.
	United States:	11 locations in 9 states.

PACKAGING AND CONSUMER
Consumer Products:	Europe:	2 locations.
	South America:	1 location.
	United States:	11 locations in 7 states.

Flexible Packaging:	Asia:	1 location.
	Europe:	1 location.
	United States:	6 locations in 5 states.

Closures, Machinery:	Asia:	6 locations in 6 countries.
	Europe:	7 locations in 6 countries.
	Mexico:	2 locations.
	South America:	7 locations in 6 countries.
	United States:	8 locations in 7 states.

Graphics:	Canada:	3 locations in 1 province.
	Mexico:	1 location.
	United States:	21 locations in 15 states.

Foodservice Packaging:	Canada:	5 locations in 4 provinces.
	Europe:	1 location.
	Mexico:	1 location.
	South America:	1 location.
	United States:	14 locations in 12 states.

Protective Packaging:	Canada:	2 locations in 1 province.
	Europe:	1 location.
	United States:	5 locations in 2 states.

Polymerization and Extrusion:	Canada:	1 location.
	Europe	2 locations in 2 countries.
	United States:	5 locations in 5 states.

OTHER
AFL
Automotive:	Canada:	1 location.
	Central America:	1 location.
	Europe:	13 locations in 7 countries.
	Mexico:	7 locations.
	South America:	2 locations in 2 countries.
	United States:	11 locations in 5 states.

Telecommunications:	Europe:	1 location.
	Mexico:	1 location.
	United States:	40 locations in 18 states.

Auto Engineering:	Europe:	2 locations.
	United States:	8 locations in 5 states.

Home Exteriors:	United States:	6 locations in 6 states.

Other:	Australia:	1 location.
	Canada:	1 location.
	Europe:	4 locations in 2 countries.
	South America:	16 locations in 6 countries.
	United States:	24 locations in 15 states.

Alcoa’s corporate center is located at 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858. Alcoa’s global office is located at 390 Park Avenue, New York, New York 10022-4608.

Alcoa does lease some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or their values. The company leases a portion of the equipment and facilities at its Texarkana, Tex plant. AFL and Southern Graphic Systems, Inc. lease most of their facilities. Ivex Packaging Corporation leases certain of its facilities.

Alcoa believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Alcoa has been made for the purpose of this report, the company knows of no material defects in title to any such properties. See Notes H and T to the financial statements for information on properties, plants and equipment and lease expense.

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

Since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA). Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In the fourth quarter of 1999, Alcoa submitted an Analysis of Alternatives Report to the EPA. This Report identified potential courses of remedial action related to the PCB contamination of the river. The EPA indicated to Alcoa that it believed additional remedial alternatives needed to be included in the Analysis of Alternatives Report. During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. In February 2002, Alcoa submitted a final Analysis of Alternatives Report based on these additional evaluations and included additional remedial alternatives required by the EPA. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Based on the current assessment of the EPA decision-making process, the company has now concluded that the selection of the $2 million alternative, based on natural recovery only, is remote. In June 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. Alcoa has collected a significant portion of the additional data and is in the process of data analysis and determining how this phenomenon should be factored into the range of remedial alternatives being considered. It is anticipated that a report of findings will be issued to the EPA in the second quarter of 2004. Subsequent to this submittal, a revised Analysis of Alternatives Report will be submitted at a date to be determined.

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

Representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company continues to actively investigate these claims.

Since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the “Alcoa (Point Comfort)/Lavaca Bay Site” on the National Priorities List, and Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA docket no. 6-11-94, concerning the site. The administrative order required the company to conduct a remedial investigation and feasibility study under EPA oversight. Following submission by the company of all required information, in December 2001, the EPA issued its ROD selecting the final remedial approach for the site, which is fully reserved. The company continues to negotiate a Consent Order with the EPA under which it will undertake to implement the remedy. The company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for Lavaca Bay. The cost of such restoration is reserved and Alcoa continues to negotiate a Consent Decree with the trustees under which it will implement the restoration. Alcoa does not believe that any additional liability for this site is reasonably possible.

In July 2001, the Louisiana Department of Environmental Quality (DEQ) filed an administrative law proceeding, docket no. 2001-5918-EQ, against Discovery Aluminas, Inc. (Discovery), an Alcoa subsidiary, and Waste Management, Inc. (Waste Management) seeking civil penalties for alleged infractions of DEQ’s hazardous waste regulations. Both Discovery and Waste Management denied the allegations and formal information discovery followed. During the second quarter of 2003, Discovery settled its involvement in this matter with the DEQ for a civil penalty payment of $75,000.

In May through October 2002, eleven lawsuits were filed against Reynolds and Alcoa in the District Court of Wharton County, Texas, five of which have since been dismissed. In the same timeframe, another lawsuit was filed in the United States District Court, Southern District of Texas, Victoria Division, but was later dismissed. The cases were originally removed to federal court, but all were remanded back to state court in Wharton County and consolidated. The lawsuits seek to recover damages relating to the presence of trichloroethylene in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. Additional defendants included in some of the lawsuits are the current owners to whom Reynolds sold the facility in 1997, Bon L. Campo Limited Partnership (Bon L. Campo) and Tredegar Corporation, a former plant owner from 1968-71, Whittaker Corporation, and two neighboring businesses. Some of the cases request class certification to include other allegedly affected individuals as plaintiffs. Damages sought include those for the contamination of private wells, diminution of property value, medical monitoring and punitive damages. The only significant personal injury claim was settled in 2003. Reynolds owned and operated the facility from 1971 to 1997 and sold it to Bon L. Campo before Alcoa acquired Reynolds. Reynolds and Alcoa are currently participating in the Voluntary Cleanup Program under the supervision of the Texas Commission on Environmental Quality and investigating the area to determine the source of the contamination. Reynolds and Alcoa have filed suit in the federal court referred to above against Whittaker Corporation for contribution to the cleanup effort. Trial of the first group of fifty-eight plaintiffs with property damage claims is scheduled to begin in March 2004.

In August 2000, the U.S. Department of Justice (DOJ) notified IPC, Inc. (IPC), a wholly owned subsidiary of Ivex Packaging Corporation (Ivex), and Consolidated Fibers, Inc. (CFI), a wholly owned subsidiary of IPC, that they were potentially responsible parties (PRPs) under CERCLA at the Agriculture Street Landfill Superfund Site, New Orleans, Louisiana. In August 2002, the EPA and DOJ extended an offer to CFI to engage in pre-filing settlement discussions regarding the United States’ claim for response costs at the Site. The EPA and DOJ stated that the government had incurred approximately $40.6 million in response costs at the Site and sought a settlement amount of approximately $13.8 million to be paid collectively by CFI and other PRPs. Ivex contends that CFI’s involvement with the site was minimal. The United States filed a complaint in the United States District Court for the Eastern District of Louisiana on December 6, 2002 for recovery of its response costs. CFI was named as a defendant. An answer has been filed and discovery is continuing.

On September 26, 2003, EPA Region VI filed an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet Corporation’s Wichita Falls, Texas facility for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until

2000. The Complaint proposes a penalty of $265,128. In addition, EPA ordered Howmet Corporation (Howmet) to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. On October 28, 2002 and December 8, 2003, Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints, respectively. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. These matters are pending before EPA.

In September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina LLC facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various clean-up and remediation efforts were undertaken by or on behalf of St. Croix Alumina. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the St. Croix Alumina facility. The suit, which has been removed to the District Court of the Virgin Islands, names St. Croix Alumina LLC, Alcoa Inc. and Glencore Ltd. as defendants, and in August 2000 was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium and other substances. The reports go on to claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions are in the process of being contested by the defendants. Alcoa and St. Croix Alumina LLC have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and St. Croix Alumina LLC, but has a pending motion to dismiss.

In 2001 and 2002, two companion lawsuits were filed in the Court of Lafayette County, Arkansas on behalf of nearly 400 current or former residents of the City of Stamps, Arkansas, the City of Stamps and former employees of Red River Aluminum, Inc. (RRA), a dross processor. The 2001 action has been transferred to Miller County, Arkansas. The suits name 12 defendants (including Alumax, Reynolds and Alcoa) that sent dross to RRA for processing. Plaintiffs have filed claims for personal injuries and property damage and have alleged that the defendants violated Arkansas environmental statutes relating to the alleged contamination associated with RRA’s operations in Stamps. These matters are currently set for trial in the second quarter of 2004.

Other Matters

Alcoa initiated a lawsuit in King County, Washington in December 1992 against nearly 100 insurance companies that provided insurance coverage for environmental property damage at Alcoa plant sites between the years 1956 and 1985. The trial for the first three sites concluded in October 1996 with a jury verdict partially in Alcoa’s favor and an award of damages to Alcoa. In its post-trial decisions, the trial court substantially reduced the amount that Alcoa would be able to recover from its insurers on these three sites. Alcoa appealed these rulings to the Washington Court of Appeals, which certified the appeal to the Washington Supreme Court. Alcoa prevailed on significant portions of the appeal and the matter was set for trial in

September 2003. During the third and fourth quarters of 2003, Alcoa reached settlement of the litigation with all of the defendants and the settlements were reflected in the quarters’ results.

Along with various asbestos manufacturers, distributors and premises users, Alcoa and/or its subsidiaries are defendants in several hundred active individual lawsuits filed on behalf of persons alleging injury predominantly as a result of occupational exposure to asbestos at various company facilities. In addition to the above cases, an Alcoa subsidiary has been routinely named, along with a large common group of industrial companies, in a standardized complaint utilized by one particular law firm where the company’s involvement is not evident. Since 1999, several thousand such complaints have been filed. To date, Alcoa’s subsidiary has been dismissed from almost every case that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa believes that between its reserves and insurance it is adequately covered for its known asbestos exposures. The costs of defense and settlement have not been and are not expected to be material to the financial condition of the company.

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

As previously reported, in the first half of 2002, Alcoa discovered that a former Reynolds’ distribution entity, RASCO, may have sold approximately 750,000 pounds of aluminum plate made by an unrelated company for use in the Northwest maritime industry that may not be suitable for that use. Reynolds and the current owner of the business and the manufacturer of the metal are working jointly to identify the issues and find resolutions. All identified customers have been notified of the issue, inspection protocols have been put into place and the U. S. Coast Guard has been notified and is involved in the resolution process. Three lawsuits were originally filed by ship owners or operators and each has been resolved. The parties have been working cooperatively toward satisfactory resolutions. Currently, the company has expensed the amount of the loss it considers probable. During 2003, Alcoa reached resolution with one of its insurers regarding its coverage claims and filed a coverage suit against another carrier in early 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2003.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 20, 2004 are listed below.

Alain J. P. Belda, 60, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997. Mr. Belda and Ricardo E. Belda, Executive Vice President–Alcoa and Group President, Alcoa Europe, are brothers.

Ricardo E. Belda, 59, Executive Vice President – Alcoa and Group President, Alcoa Europe. Mr. Belda was elected to his current position in November 2001. He was named President– Alcoa Europe in March 2000 and elected a Vice President of Alcoa in May 2000. He was named President of Alcoa Nederland B.V. in 1995 and took on responsibility for Extrusions and End Products for all of Europe in 1997.

William F. Christopher, 49, Executive Vice President – Alcoa and Group President, Alcoa Aerospace, Automotive and Commercial Transportation. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also leads the customer and marketing initiatives for growth for the company. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Michael Coleman, 53, Vice President – Alcoa Business System and Quality, and President, Alcoa Rigid Packaging. Mr. Coleman joined Alcoa in 1998 as Vice President and President of the Rigid Packaging business. In October 2002, he also assumed responsibility as the leader of ABS and Quality for the company. Prior to joining Alcoa, he was President of North Star Steel, a unit of Cargill Steel Group, since 1996.

Richard B. Kelson, 57, Executive Vice President and Chief Financial Officer. He was elected to his current position in May 1997. He was Executive Vice President, Environment, Health and Safety and General Counsel from May 1994 to 1997.

William E. Leahey, Jr., 54, Executive Vice President – Alcoa and Group President, Alcoa Packaging, Consumer, Construction & Distribution. Mr. Leahey was elected to his current position in September 2001. He joined Alcoa in May 2000 as Vice President–Alcoa and Group President, Packaging, Consumer, Construction & Distribution following Alcoa’s merger with Reynolds Metals Company. He was Executive Vice President and Chief Financial Officer of Reynolds since 1998; Senior Vice President of Reynolds’ global can business in 1997 and Vice President and General Manager of Reynolds’ Can Division from 1993 to 1997.

Charles D. McLane, Jr., 50, Vice President – Corporate Controller. Mr. McLane was named to his current position in July 2003. He was elected Vice President – Alcoa Business Support Services and Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Joseph C. Muscari, 57, Executive Vice President – Alcoa and Group President, Asia and Latin America. Mr. Muscari was named Alcoa Executive Vice President in July 2002. In 1997, he was named Vice President of Audit and was subsequently named Vice President of Environment, Health & Safety, Audit and Compliance. He was named President of Alcoa Asia in 1992 and was responsible for operations and business development.

Lawrence R. Purtell, 56, Executive Vice President and General Counsel; Chief Compliance Officer. Mr. Purtell joined Alcoa as Executive Vice President and General Counsel in November 1997. He became Chief Compliance Officer in April 2002.

Bernt Reitan, 55, Vice President – Alcoa and Group President, Alcoa Primary Products. Alcoa Primary Products includes the Alumina and Chemicals segment and the Primary Metals segment. Mr. Reitan was elected to his current position in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a 20-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

Paul D. Thomas, 47, Vice President- Alcoa and Group President, North American Fabricated Products. Mr. Thomas was named to his most recent position as President of Alcoa Mill Products in 2001 and to his present position in January 2003. He was President of Alcoa’s Engineered Products business in January 1998 and was elected a Vice President of Alcoa in September 1998.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, resignation or removal.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Dividend per share data, high and low prices per share, the principal exchanges on which the company’s common stock is traded, and the estimated number of holders of common stock are set forth on page 68 of the Annual Report and are incorporated by reference.

Item 6. Selected Financial Data.

The comparative table showing selected financial data for the company is on page 24 of the Annual Report and is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s review and comments on the consolidated financial statements are on pages 25 through 40 of the Annual Report and are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 34 through 35 of the Annual Report and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The company’s consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent auditors are on pages 41 through 63 of the Annual Report and are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2003, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Board of Directors”, “Committees” and “Item 1 – Election of Directors” of the Proxy Statement and is incorporated by reference.

The information required by Item 401 of Regulation S-K regarding executive officers and family relationships is set forth in Part I, Item 4A of this report under “Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is contained under the caption “Alcoa Stock Ownership and Performance—Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated by reference.

The information required by Item 406 of Regulation S-K is contained under the caption “Other Corporate Governance Matters—Business Conduct Policies and Code of Ethics” of the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Directors’ Compensation”, “Alcoa Stock Ownership and Performance—Stock Performance Graph”, “Executive Compensation” and “Other Information—Change in Control Plan” of the Proxy Statement. Such information (other than the Stock Performance Graph and Report of the Compensation and Benefits Committee, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is contained under the caption “Executive Compensation—Equity Compensation Plan Information” of the Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership and Performance—Stock Ownership of Certain Beneficial Owners” and “—Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is contained under the caption “Transactions with Directors’ Companies” of the Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the caption “Relationship with Independent Accountants” of the Proxy Statement and in Attachment F (Pre-Approval Policies and Procedures Adopted by the Audit Committee in April 2003 for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the independent auditors are on pages 41 through 62 of the Annual Report and are incorporated by reference.

(2) The following report and schedule should be read with the company’s consolidated financial statements in the Annual Report:

Report of PricewaterhouseCoopers LLP dated January 8, 2004 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2003, 2002 and 2001.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2003, 2002 and 2001.

(3) Exhibits

Exhibit Number	Description*

3(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 4(b) to the company’s Post-Effective Amendment No. 2 to Registration Statement No. 333-32516 and Registration Statement No. 333-106411 on Form S-8, filed October 14, 2003.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa and J. P. Morgan Trust Company, N.A. (formerly Chase Manhattan Trust Company, N.A.), as successor Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(f).	Revolving Credit Agreement (364-Day), dated as of April 25, 2003, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10(g).	Amended and Restated Revolving Credit Agreement (Five-Year), dated as of April 27, 2001, incorporated by reference to exhibit 10(o) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10(h).	Revolving Credit Agreement (Five-Year), dated as of April 25, 2003, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10(i).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(i)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(j).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(j)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(j)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(k).	Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(l).	Employees’ Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(l)(1).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2000, incorporated by reference to exhibit 10(d)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(l)(2).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2002, incorporated by reference to exhibit 10(l)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002 .

10(m).	Employees’ Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(n).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(o).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(o)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(p).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(p)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(q).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(q)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(q)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(q)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(q)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(q)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(r).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(s).	Dividend Equivalent Compensation Plan, effective February 3, 1997, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1996.

10(t).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10(u).	Alcoa Stock Incentive Plan, effective June 1, 1999, incorporated by reference to exhibit 10(p)(1) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(v).	Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(v)(1).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2000, incorporated by reference to exhibit 10(q)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(w).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(x).	Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(x)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(x)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(y).	2001 PLUS Performance Plan, effective 2001, incorporated by reference to exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(z).	Alcoa Inc. Change in Control Severance Plan, incorporated by reference to exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

12.	Computation of Ratio of Earnings to Fixed Charges.

13.	Portions of Alcoa’s 2003 Annual Report to Shareholders.

21.	Subsidiaries and Equity Entities of the Registrant.

23.	Consent of Independent Accountants.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit Nos. 10(i) through 10(z) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

(b) Reports on Form 8-K during the fourth quarter of 2003.

Alcoa furnished to the Commission the following reports on Form 8-K under Item 12:

(1)	a Form 8-K dated October 7, 2003, under Item 12, relating to Alcoa’s press release announcing Alcoa’s third quarter 2003 earnings; and

(2)	a Form 8-K dated October 23, 2003, under Item 12, relating to Alcoa’s transcript and slides presented during its third quarter 2003 earnings call.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors of Alcoa Inc.

Our audits of the consolidated financial statements referred to in our report dated January 8, 2004 appearing in the 2003 Annual Report to Shareholders of Alcoa Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

January 8, 2004

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(in millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts:
2003	$124	$10	$(2	)(A)	$27	(B)	$105
2002	$126	$24	$(13	)(A)	$13	(B)	$124
2001	$67	$56	$8	(A)	$5	(B)	$126
Income tax valuation allowance:
2003	$179	$1	$19	(A)	$40	(C)	$159
2002	$201	$17	$(34	)(A)	$5	(C)	$179
2001	$165	$50	$(7	)(A)	$7	(C)	$201

Notes:	(A) Collections on accounts previously written off, acquisition/divestiture of subsidiaries and foreign currency translation adjustments.

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

ALCOA INC.

February 27, 2004	By	/s/ Charles D. McLane, Jr.

Charles D. McLane, Jr.
Vice President and Corporate Controller
(Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain J. P. Belda Alain J. P. Belda	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 27, 2004

/s/ Richard B. Kelson Richard B. Kelson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2004

Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, Klaus Kleinfeld, John P. Mulroney, Henry B. Schacht, Franklin A. Thomas and Ernesto Zedillo, each as a Director, on February 27, 2004, by Judith L. Nocito, their Attorney-in-Fact.*

* By	/s/ Judith L. Nocito

Judith L. Nocito
Attorney-in-Fact