Form 10-Q
period 2004-03-31
ALCOA INC
filed 2004-04-23
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

As of April 20, 2004, 869,410,846 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	March 31 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$459	$576
Receivables from customers, less allowances of $116 in 2004 and $105 in 2003	2,854	2,521
Other receivables	275	350
Inventories (F)	2,816	2,524
Deferred income taxes	240	267
Prepaid expenses and other current assets	656	502

Total current assets	7,300	6,740

Properties, plants, and equipment, at cost	24,930	24,797
Less: accumulated depreciation, depletion, and amortization	12,459	12,240

Net properties, plants, and equipment	12,471	12,557

Goodwill	6,567	6,549
Other assets	5,563	5,316
Assets held for sale (D)	198	549

Total assets	$32,099	$31,711

LIABILITIES
Current liabilities:
Short-term borrowings	$38	$56
Accounts payable, trade	2,230	1,976
Accrued compensation and retirement costs	953	948
Taxes, including taxes on income	680	703
Other current liabilities	923	878
Long-term debt due within one year	490	523

Total current liabilities	5,314	5,084

Long-term debt, less amount due within one year	6,782	6,692
Accrued postretirement benefits	2,213	2,220
Other noncurrent liabilities and deferred credits	3,249	3,389
Deferred income taxes	851	804
Liabilities of operations held for sale (D)	39	107

Total liabilities	18,448	18,296

MINORITY INTERESTS	1,357	1,340

COMMITMENTS AND CONTINGENCIES (G)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,792	5,831
Retained earnings	8,074	7,850
Treasury stock, at cost	(1,986)	(2,017)
Accumulated other comprehensive loss (H)	(566)	(569)

Total shareholders’ equity	12,294	12,075

Total liabilities and equity	$32,099	$31,711

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31
	2004	2003
Sales (M)	$5,696	$5,140

Cost of goods sold	4,438	4,098
Selling, general administrative, and other expenses	344	297
Research and development expenses	45	50
Provision for depreciation, depletion, and amortization	303	285
Restructuring and other charges (E)	(31)	(4)
Interest expense	64	88
Other income, net (J)	(22)	(36)

	5,141	4,778

Income from continuing operations before taxes on income	555	362
Provision for taxes on income (K)	155	108

Income from continuing operations before minority interests’ share	400	254
Less: Minority interests’ share	50	59

Income from continuing operations	350	195

Income from discontinued operations (D)	5	3

Cumulative effect of accounting change (L)	—	(47)

NET INCOME	$355	$151

EARNINGS (LOSS) PER SHARE (I)
Basic:
Income from continuing operations	$.40	$.23
Income from discontinued operations	.01	—
Cumulative effect of accounting change	—	(.06)

Net income	$.41	$.17

Diluted:
Income from continuing operations	$.40	$.23
Income from discontinued operations	.01	—
Cumulative effect of accounting change	—	(.06)

Net income	$.41	$.17

Dividends paid per common share	$.15	$.15

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31
	2004	2003
CASH FROM OPERATIONS
Net income	$355	$151
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	305	287
Change in deferred income taxes	(36)	6
Equity income, net of dividends	(13)	(61)
Noncash restructuring and other charges (E)	(31)	(4)
Gains from investing activities - sale of assets	(5)	1
Provision for doubtful accounts	13	2
Income from discontinued operations (D)	(5)	(3)
Accounting change (L)	—	47
Minority interests	50	59
Other	(17)	37
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(282)	(271)
Increase in inventories	(300)	(95)
Increase in prepaid expenses and other current assets	(51)	—
Increase (reduction) in accounts payable and accrued expenses	168	(55)
Increase (reduction) in taxes, including taxes on income	31	(18)
Net change in noncurrent assets and liabilities	(101)	(90)
Reduction in net assets held for sale	(11)	(27)

CASH PROVIDED FROM (USED FOR) CONTINUING OPERATIONS	70	(34)
CASH PROVIDED FROM DISCONTINUED OPERATIONS	—	1

CASH FROM OPERATIONS	70	(33)

FINANCING ACTIVITIES
Net changes to short-term borrowings	(14)	(1)
Common stock issued for stock compensation plans	47	4
Repurchase of common stock	(68)	—
Dividends paid to shareholders	(130)	(127)
Dividends paid to minority interests	(39)	(45)
Net change in commercial paper	—	352
Additions to long-term debt	53	100
Payments on long-term debt	(107)	(94)

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(258)	189

INVESTING ACTIVITIES
Capital expenditures	(193)	(180)
Capital expenditures of discontinued operations	—	(1)
Proceeds from the sale of assets (D)	309	14
Additions to investments	(37)	(3)
Changes in short-term investments	(1)	44
Other	(7)	(12)

CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	71	(138)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	8

Net change in cash and cash equivalents	(117)	26
Cash and cash equivalents at beginning of year	576	344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$459	$370

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation - The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of only normal recurring adjustments, considered necessary by management to fairly present the results of operations, financial position, and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year.

This Form 10-Q report should be read in conjunction with Alcoa’s annual report on Form 10-K for the year ended December 31, 2003, which includes all disclosures required by accounting principles generally accepted in the United States of America.

B. Stock-Based Compensation – Stock options under the company’s stock incentive plans have been granted at not less than market prices on the dates of grant. Stock option features based on date of original grant are as follows:

Date of original grant	Vesting	Term	Reload feature
2002 and prior	One year	10 years	One reload over option term

2003	3 years (1/3 each year)	10 years	One reload in 2004 for 1/3 vesting in 2004

2004	3 years (1/3 each year)	6 years	None

Alcoa accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

Alcoa’s net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with Statement of Financial Accounting Standards (SFAS) Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

First quarter ended March 31	2004	2003
Net income, as reported	$355	$151
Less: compensation cost determined under the fair value method, net of tax	8	4

Pro forma net income	$347	$147

Basic earnings per share:
As reported	$.41	$.17
Pro forma	.40	.17

Diluted earnings per share:
As reported	$.41	$.17
Pro forma	.40	.17

In addition to stock option awards described above, beginning in 2004 the company granted stock awards and performance share awards that vest in three years from the date of grant. Compensation expense was recognized on these awards in the first quarter of 2004 and was not material.

C. Pension Plans and Other Postretirement Benefits – Effective December 31, 2003, Alcoa adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Pension benefits		Postretirement benefits
First quarter ended March 31	2004	2003	2004	2003
Service Cost	$51	$50	$8	$8
Interest Cost	154	154	55	59
Expected return on plan assets	(180)	(183)	(3)	(3)
Amortization of prior service cost (benefit)	9	10	(2)	(8)
Recognized actuarial loss	15	4	12	10

Net periodic benefit cost	$49	$35	$70	$66

The first quarter 2004 net periodic benefit cost for postretirement benefits reflects a reduction of approximately $6 related to the recognition of the federal subsidy under Medicare Part D. For further details on the Medicare Part D subsidy, see Note V to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

D. Discontinued Operations and Assets Held for Sale – In the fourth quarter of 2002, Alcoa performed a portfolio review of its businesses and the markets they serve. As a result of this review, Alcoa committed to a plan to divest certain noncore businesses that did not meet internal growth and return measures. A detailed discussion of Alcoa’s 2002 divestiture plan and changes to the plan in 2003 can be found in Note B to the audited financial statements contained in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2003. This disclosure provides information on divestiture activities that occurred in the first quarter of 2004.

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as discontinued operations included Alcoa’s commodity automotive fasteners business, a packaging business in South America, and Alcoa’s packaging equipment business. In January of 2004, Alcoa sold its packaging equipment business to American Industrial Partners for $44 in cash and recognized a gain of $10. In February of 2004, Alcoa sold its automotive fasteners business to the Kaminski Holdings group for $17 in cash and notes receivable and recognized an additional loss of $5. The gain and loss from these transactions are recorded in Income from Discontinued Operations in the income statement.

The following table details selected financial information for the businesses included within discontinued operations.

First quarter ended March 31	2004	2003
Sales	$6	$62

Income from operations	—	4
Gain on sale of businesses	8	—

Total pretax income	8	4
Provision for taxes	(3)	(1)

Income from discontinued operations	$5	$3

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale included Alcoa’s specialty chemicals business, certain architectural products businesses in North America, an extrusion facility in Europe, certain extrusion facilities in Latin America, and foil facilities in St. Louis, MO and Russellville, AR. In February of 2004, the specialty chemicals business of Alcoa was sold to two private equity firms led by Rhone Capital LLC for an enterprise value of $342, which included the assumption of debt and other unfunded obligations. Alcoa received cash of $248 and recognized a pre-tax, pre-minority interest gain of approximately $44 ($58 after-tax, after-minority interest). The gain is included in Restructuring and Other Charges in the income statement.

In April of 2004, Alcoa sold its St. Louis, MO and Russellville, AR foil facilities, as well as an extrusion facility in Europe.

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	March 31, 2004	December 31, 2003
Assets:
Receivables	$69	$153
Inventories	55	142
Properties, plants, and equipment, net	57	208
Goodwill	—	—
Other assets	17	46

Total assets held for sale	$198	$549

Liabilities:
Accounts payable and accrued expenses	16	28
Other liabilities	23	79

Total liabilities of operations held for sale	$39	$107

The changes in assets and liabilities of operations held for sale at March 31, 2004 compared with December 31, 2003 are due to the divestitures of Alcoa’s packaging equipment, automotive fasteners, and specialty chemicals businesses during the first quarter of 2004.

E. Restructuring and Other Charges – In the first quarter of 2004, Alcoa recorded income of $31 ($50 after tax and minority interests) for restructurings, consisting of a gain on the sale of the specialty chemicals business of $44 and charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.), as the company continued to focus on reducing costs. As of March 31, 2004, 210 of the 380 employees had been terminated and approximately $6 of cash payments were made against the reserves. All layoffs are expected to be completed in 2004. Restructuring and other charges are not reflected in the segment results.

During 2003, Alcoa recorded income of $26 ($25 after tax and minority interests) for restructuring and other charges. The income recognized was comprised of the following components: $45 of charges for employee termination and severance costs associated with approximately 1,600 hourly and salaried employees (located primarily in Europe, the U.S., and Brazil), as the company continued to focus on cost reductions in businesses that continued to be impacted by market declines; $20 of charges related to a reduction in the estimated fair values of businesses included in assets held for sale; and $91 of income comprised of $53 primarily associated with the sale of the Latin America PET business, and $38 resulting from adjustments to prior year employee termination and severance cost reserves (in conjunction with the $38 reserve adjustment, there was a change in the number of employees to be terminated under the 2002 restructuring program from 8,500 to 6,700 employees). As of March 31, 2004, approximately 1,270 of the 1,600 employees associated with the 2003 restructuring program had been terminated.

During 2002, Alcoa recorded charges of $425 ($280 after tax and minority interests) for restructurings associated with the curtailment of aluminum production at three smelters, as well as restructuring operations for those businesses experiencing negligible growth due to continued market declines and the decision to divest certain businesses that have failed to meet internal growth and return measures. The 2002 charges were comprised of $296 for asset write-downs, consisting of $113 of goodwill on businesses to be divested, as well as $183 for structures, machinery, and equipment; $105 for employee termination and severance costs related to approximately 6,700 hourly and salaried employees at over 70 locations, primarily in Mexico, Europe, and the U.S.; and charges of $31 for exit costs, primarily for remediation and demolition costs, as well as lease termination costs. As of March 31, 2004, approximately 6,450 of the 6,700 employees associated with the 2002 restructuring program had been terminated.

Activity and reserve balances for restructuring charges are as follows:

	Asset write-downs	Employee termination and severance costs	Other	Total
Reserve balances at December 31, 2002	$63	$166	$27	$256

2003:
Cash payments	(16)	(120)	(17)	(153)
2003 restructuring charges	—	45	—	45
Additions to 2002 restructuring charges	20	—	—	20
Reversals of 2002 restructuring charges	(53)	(38)	—	(91)
Noncash additions/reversals to the reserves in 2003	24	—	—	24

Reserve balances at December 31, 2003	$38	$53	$10	$101

2004:
Cash payments	(1)	(20)	(2)	(23)
2004 restructuring charges	—	13	(44)	(31)
2004 restructuring charges not impacting reserve balances	—	—	44	44

Reserve balances at March 31, 2004	$37	$46	$8	$91

For further details on the restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

F. Inventories

	March 31 2004	December 31 2003
Finished goods	$864	$742
Work in process	878	788
Bauxite and alumina	386	337
Purchased raw materials	473	448
Operating supplies	215	209

	$2,816	$2,524

Approximately 45% of total inventories at March 31, 2004, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $556 and $558 higher at March 31, 2004 and December 31, 2003, respectively.

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

Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities.

The completed and committed hydroelectric construction projects that Aluminio participates in are outlined in the following tables.

Completed projects	Date completed	Investment participation	Share of output	Debt guarantee	Debt guarantee through 2013
Machadinho	2002	27.23%	22.62%	35.53%	$106

Aluminio committed to taking a share of the output of the completed Machadinho project for 30 years at cost (including cost of financing the project). In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be required to fund a portion of the deficiency. In accordance with the agreement, if Aluminio funds any such deficiency, its participation and share of the output from the project will increase proportionately.

Committed projects	Scheduled completion date	Share of output	Investment participation	Total estimated project costs	Aluminio’s share of project costs	Performance bond guarantee
Barra Grande	2006	42.20%	42.20%	$471	$199	$5
Serra do Facao	2006	39.50%	39.50%	$223	$88	$4
Pai-Quere	2008	35.00%	35.00%	$273	$96	$2
Estreito	2009	19.08%	19.08%	$589	$112	$10

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. As of the first quarter of 2004, approximately 30% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

During 2003, the participants in the Santa Isabel project formally requested the return of the performance bond related to the license to construct the hydroelectric project. This project has been terminated.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $142 and $136 at March 31, 2004 and December 31, 2003, respectively. There have been no significant investments made in any of the other projects.

For additional information on commitments and contingencies related to environmental matters, see Part I, Item 2 of this Form 10-Q.

H. Comprehensive Income

First quarter ended March 31	2004	2003
Net income	$355	$151
Changes in other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities	34	19
Minimum pension liability	—	(2)

Unrealized translation adjustments	(11)	90
Unrecognized (losses) gains on derivatives	(20)	20

Comprehensive income	$358	$278

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

First quarter ended March 31	2004	2003
Income from continuing operations	$350	$195
Less: preferred stock dividends	—	—

Income from continuing operations available to common shareholders	$350	$195

Average shares outstanding – basic	869	845
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	10	1

Average shares outstanding – diluted	879	846

Options to purchase 45 million and 82 million shares of common stock at average exercise prices of $39.00 and $33.00 were outstanding as of March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

J. Other Income, Net

First quarter ended March 31	2004	2003
Equity income	$26	$56
Interest income	10	8
Foreign exchange losses	(3)	(26)
Gains (losses) on sales of assets	5	(1)
Other expense, primarily litigation settlement	(16)	(1)

	$22	$36

Other expense in the first quarter of 2004 includes a charge of $20 related to tentative settlements reached in the El Campo litigation matter. For additional information, see Part II, Item 1 of this Form 10-Q.

K. Income Taxes – The effective tax rate of 27.9% for the 2004 first quarter differs from the statutory rate of 35% and the 2003 first quarter rate of 29.8% primarily due to the sale of the specialty chemicals business and lower taxes on foreign income.

L. Cumulative Effect of Accounting Change – Effective January 1, 2003, Alcoa adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, Alcoa recognized additional liabilities for asset retirement obligations (AROs), consisting primarily of costs associated with spent pot lining disposal, bauxite residue disposal, mine reclamation, and landfills. These costs reflect the legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. There were no material changes to the ARO balances during the first quarter of 2004. Additionally, Alcoa capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. The cumulative effect adjustment recognized upon adoption of this standard was $47, consisting primarily of costs to establish assets and liabilities related to spent pot lining for pots currently in operation.

M. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month periods ended March 31, 2004 and 2003. For more information on segments, see Management’s Discussion and Analysis and the segment disclosures included in Alcoa’s Form 10-K for the year ended December 31, 2003.

First quarter ended March 31, 2004	Alumina and Chemicals	Primary Metals	Flat-Rolled Products	Engineered Products	Packaging and Consumer	Other	Total
Sales:
Third-party sales	$463	$878	$1,450	$1,523	$744	$638	$5,696
Intersegment sales	338	1,038	23	4	—	—	1,403

Total sales	$801	$1,916	$1,473	$1,527	$744	$638	$7,099

ATOI	$127	$192	$66	$62	$35	$18	$500

First quarter ended March 31, 2003
Sales:
Third-party sales	$449	$732	$1,152	$1,390	$749	$668	$5,140
Intersegment sales	240	840	20	9	—	—	1,109

Total sales	$689	$1,572	$1,172	$1,399	$749	$668	$6,249

ATOI	$91	$166	$53	$29	$53	$9	$401

The following reconciles segment information to consolidated totals.

First quarter ended March 31	2004	2003
Total ATOI	$500	$401
Impact of intersegment profit adjustments	23	7
Unallocated amounts (net of tax):
Interest income	7	5
Interest expense	(41)	(57)
Minority interests	(50)	(59)
Corporate expense	(74)	(57)
Restructuring and other charges (E)	31	4
Discontinued operations (D)	5	3
Accounting change (L)	—	(47)
Other	(46)	(49)

Consolidated net income	$355	$151

N . Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

Report of Independent Accountants *

To the Shareholders and Board of Directors of

Alcoa Inc.

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and its subsidiaries (Alcoa) as of March 31, 2004, and the related unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of Alcoa’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Alcoa as of December 31, 2003, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated January 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note L to the unaudited condensed consolidated financial statements, Alcoa changed its method of accounting for asset retirement obligations effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

April 6, 2004

*	This report should not be considered a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons [mt])

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note G to the Condensed Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1, for the year ended December 31, 2003.

Results of Operations

Selected Financial Data:

First quarter ended March 31	2004	2003
Sales	$5,696	$5,140
Income from continuing operations	350	195
Cumulative effect of accounting change	—	(47)
Net income	$355	$151

Earnings per common share:
Diluted – Income from continuing operations	$.40	$.23
Diluted – Net income	$.41	$.17

Shipments of aluminum products (mt)	1,312	1,198
Shipments of alumina (mt)	1,718	1,794

Alcoa’s average realized ingot price	$.79	$.69
Average 3-month LME price	$.76	$.63

Alcoa’s income from continuing operations in the 2004 first quarter was $350, or 40 cents per diluted share, an increase of 79% over 2003 first quarter income of $195, or 23 cents per share. An increase in realized prices drove profitability in the 2004 first quarter compared with the 2003 first quarter, as prices for alumina and aluminum rose 18% and 14%, respectively. The 2004 results were also favorably impacted by higher volumes in the Primary Metals, Flat-Rolled Products, and Engineered Products segments, ongoing cost reductions throughout the company, and a gain on the sale of the specialty chemicals business. Partially offsetting these positive contributions were higher energy costs, the impact of the weakened U.S. dollar against other currencies, litigation settlements, lower equity earnings, and restructuring charges primarily for employee layoffs.

Net income in the first quarter of 2004 was $355, or 41 cents per share, compared with net income of $151, or 17 cents per share, in the 2003 first quarter. The 2003 results included a cumulative effect charge of $47, or 6 cents per share, for the accounting change for asset retirement obligations under Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

Sales for the first quarter of 2004 were $5,696, an increase of $556, or 11%, over 2003 first quarter sales of $5,140. The increase in realized prices for alumina and aluminum, as well as higher volumes in businesses serving the primary metals, packaging (can sheet), aerospace, building and construction, and commercial transportation markets accounted for approximately two-thirds of the increase in sales. The rise in sales was also aided by the favorable impact of foreign currency exchange movements and the consolidation of KAAL Australia (Alcoa acquired the remaining 50% interest from Kobe Steel Ltd. in October 2003.). Partially offsetting these increases was a decline in third-party volumes for alumina due to higher internal demand, lower volumes for AFL automotive, and the impact of divestitures, primarily the specialty chemicals business and the Latin America PET business.

Cost of goods sold (COGS) as a percentage of sales was 77.9% in the first quarter of 2004 compared with 79.7% for the 2003 first quarter. Higher realized prices and accumulated cost savings resulting from procurement savings, productivity improvements, and headcount reductions from prior restructuring programs, more than offset increased energy costs and the unfavorable impact of foreign currency exchange movements.

Selling, general administrative, and other expenses (SG&A) were $344, or 6.0% of sales, in 2004 compared with $297, or 5.8% of sales, in 2003. The increase of $47, or 0.2% as a percentage of sales, was primarily due to higher bad debt expense related to an alumina customer bankruptcy, the unfavorable impact of foreign currency exchange movements, and increased deferred compensation and employee benefit costs.

The provision for depreciation, depletion, and amortization was $303 in 2004 compared with $285 in 2003, an increase of $18, or 6%. The increase was primarily due to unfavorable foreign currency exchange movements.

Restructuring and other charges resulted in income of $31 in 2004 compared with income of $4 in 2003. The income recognized in 2004 was comprised of a gain of $44 on the sale of the specialty chemicals business, somewhat offset by restructuring charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.), as the company continued to focus on reducing costs. As of March 31, 2004, 210 of the 380 employees had been terminated and approximately $6 of cash payments were made against the reserves. All layoffs are expected to be completed in 2004. Income of $4 recognized in 2003 was related to reversals of 2002 restructuring charges. Restructuring and other charges are not included in the segment results. The pretax impact of allocating these amounts to the segment results would have been as follows:

First quarter ended March 31	2004	2003
Alumina and Chemicals	$44	$—

Primary Metals	(5)	1
Flat-Rolled Products	—	—

Engineered Products	(3)	2
Packaging and Consumer	(2)	—

Other	—	1

Segment total	34	4
Corporate	(3)	—

Total restructuring and other charges	$31	$4

Interest expense for the 2004 first quarter was $64 compared with $88 in the 2003 first quarter. The decrease of $24, or 27%, was primarily due to lower average debt levels and lower average effective interest rates.

Other income was $22 in 2004 compared with $36 in 2003. The decrease of $14, or 39%, was primarily due to a decrease of $30 in equity income, primarily at Elkem, as well as a charge for settlement of an environmental litigation matter, partially offset by an increase in the cash surrender value of employee life insurance and favorable foreign currency exchange movements of $23.

The effective tax rate of 27.9% for the 2004 first quarter differs from the statutory rate of 35% and the 2003 first quarter rate of 29.8% primarily due to the sale of the specialty chemicals business and lower taxes on foreign income.

Minority interests’ share of income from operations for the 2004 first quarter was $50 compared with $59 in 2003. The decrease of $9, or 15%, was primarily due to Alcoa’s acquisition of the minority interest in Alcoa Aluminio in August 2003 as well as the impact of the sale of the specialty chemicals business, partly offset by increased earnings at Alcoa World Alumina and Chemicals.

Segment Information

I. Alumina and Chemicals

First quarter ended March 31	2004	2003
Alumina production (mt)	3,575	3,320
Third-party alumina shipments (mt)	1,718	1,794

Third-party sales	$463	$449
Intersegment sales	338	240

Total sales	$801	$689

After-tax operating income (ATOI)	$127	$91

Third-party sales for the Alumina and Chemicals segment increased 3% in the first quarter of 2004 compared with the first quarter of 2003 as 18% higher realized prices more than offset a decline in third-party alumina volumes and the impact of the sale of the specialty chemicals business in February of 2004. Intersegment sales increased 41% as a result of higher realized prices and increased internal demand as a result of lower required third party purchases. Production increased primarily at the Point Comfort, TX refinery, after startup of additional capacity during 2003, and at the Jamaica refinery, after the planned expansion which was completed at the end of 2003.

ATOI for this segment rose 40% in the 2004 first quarter compared with the 2003 first quarter due to higher realized prices and higher total volumes, somewhat offset by unfavorable foreign currency exchange movements and higher bad debt expense related to an alumina customer bankruptcy.

Alumina demand is expected to remain strong in the second quarter of 2004 but the availability of product for non-contract sales remains limited.

II. Primary Metals

First quarter ended March 31	2004	2003
Aluminum production (mt)	867	881
Third-party aluminum shipments (mt)	469	453

Alcoa’s average realized price per pound for aluminum ingot	$.79	$.69

Third-party sales	$878	$732
Intersegment sales	1,038	840

Total sales	$1,916	$1,572

ATOI	$192	$166

Third-party sales for the Primary Metals segment increased 20% in the first quarter of 2004 compared with the first quarter of 2003 primarily due to 14% higher realized prices as well as higher volumes. Intersegment sales increased 24% primarily due to the increase in realized prices as well as increased volumes due to strengthening in the downstream aluminum businesses.

ATOI for this segment increased 16% due to higher realized prices and higher volumes, somewhat offset by higher costs for energy, raw materials, and employee benefits, and the impact of unfavorable foreign currency exchange movements.

Alcoa has approximately 562,000 mt per year (mtpy) of idle capacity on a base capacity of 4,020,000 mtpy.

In the second quarter of 2004, it is anticipated that the recent increase in aluminum prices will improve profitability in this segment, overcoming likely increases in alumina and energy prices.

III. Flat-Rolled Products

First quarter ended March 31	2004	2003
Third-party aluminum shipments (mt)	515	434

Third-party sales	$1,450	$1,152
Intersegment sales	23	20

Total sales	$1,473	$1,172

ATOI	$66	$53

Third-party sales for the Flat-Rolled Products segment increased 26% in the 2004 first quarter compared with the 2003 first quarter primarily due to the acquisition of the remaining 50% interest in KAAL Australia (can sheet rolling mills) in 2003, which contributed $120; higher volumes for rigid container sheet (RCS) and sheet and plate; higher prices; and the favorable impact of foreign currency exchange movements in Europe.

ATOI for this segment increased 25% primarily due to favorable pricing; higher shipments for RCS; favorable mix, improved productivity, and favorable foreign currency exchange movements in Europe; and the contribution of KAAL Australia to ATOI, somewhat offset by higher costs for employee benefits, energy, raw materials, and plant maintenance costs for sheet and plate in the U.S.

Seasonal volume increases in the can sheet business are expected in the second quarter of 2004, somewhat offset by persistent high energy costs. Industrial markets are anticipated to remain strong.

IV. Engineered Products

First quarter ended March 31	2004	2003
Third-party aluminum shipments (mt)	234	223

Third-party sales	$1,523	$1,390
Intersegment sales	4	9

Total sales	$1,527	$1,399

ATOI	$62	$29

Third-party sales for the Engineered Products segment increased 10% in the 2004 first quarter compared with the 2003 first quarter due to the favorable impact of foreign currency exchange movements in Europe, as well as higher volumes across most businesses in this segment, serving the commercial transportation, aerospace, automotive, industrial products, and building and construction markets.

ATOI for this segment increased 114% primarily due to increased volumes as previously noted, as well as cost reductions throughout the segment resulting from productivity and purchasing cost savings, improved yields, and headcount reductions. Additionally, in the first quarter of 2004, the segment results reflected higher contributions as a result of the acquisition of Fairchild Fasteners.

In the second quarter of 2004, the commercial transportation market is expected to remain strong. We also anticipate energy costs to remain high.

V. Packaging and Consumer

First quarter ended March 31	2004	2003
Third-party aluminum shipments (mt)	38	36

Third-party sales	$744	$749
Intersegment sales	—	—

Total sales	$744	$749

ATOI	$35	$53

Third-party sales for the Packaging and Consumer segment were relatively flat in the 2004 first quarter compared with the 2003 first quarter. Higher volumes in the closures, foodservice, thermoformed plastics, and packaging graphics and design businesses, and the favorable impact of foreign currency exchange movements in the closures business, were offset by the decline in sales due to the divestiture of the Latin America PET business in 2003.

ATOI for this segment declined 34% primarily due to the divestitures of the Latin America PET business and Latasa (a Latin America aluminum can business in which Alcoa had an equity interest), as well as higher resin costs.

Demand for both consumer products and closures are expected to increase in the second quarter due to seasonality. Persistently high resin costs will continue to pressure margins.

VI. Other

First quarter ended March 31	2004	2003
Third-party aluminum shipments (mt)	56	52

Third-party sales	$638	$668
Intersegment sales	—	—

Total sales	$638	$668

ATOI	$18	$9

Third-party sales for the Other group declined 4% in the 2004 first quarter compared with the 2003 first quarter primarily due to lower volumes at AFL automotive, as this business continued to rebalance its customer base, as well as the disposition of distribution facilities in Europe. These declines were somewhat offset by increased volumes in the residential building products business attributed to better weather conditions, and higher volumes in the telecommunications business and the automotive parts business.

ATOI for this group doubled from the prior year quarter primarily due to increased volumes and cost savings in the telecommunications and the automotive parts businesses, as well as higher equity income from Integris Metals, Inc. (a metals distribution joint venture in which Alcoa has a 50% equity interest), somewhat offset by volume declines at AFL automotive and higher raw materials costs in the residential building products business.

We anticipate seasonal improvement in the residential building products business in the second quarter. Automotive markets are expected to maintain first quarter strength.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: corporate adjustments to eliminate any remaining profit or loss between segments; interest income and expense; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation on corporate-owned assets; restructuring and other charges; discontinued operations; the accounting change for asset retirement obligations in 2003; and other, which includes the impact of LIFO, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following reconciles segment information to consolidated totals.

First quarter ended March 31	2004	2003
Total ATOI	$500	$401
Impact of intersegment profit adjustments	23	7
Unallocated amounts (net of tax):
Interest income	7	5
Interest expense	(41)	(57)
Minority interests	(50)	(59)
Corporate expense	(74)	(57)
Restructuring and other charges	31	4
Discontinued operations	5	3
Accounting change	—	(47)
Other	(46)	(49)

Consolidated net income	$355	$151

The significant changes in the reconciling items between ATOI and consolidated net income for the 2004 first quarter compared with the 2003 first quarter consisted of an increase in intersegment profit adjustments attributed to the rapid increase in aluminum prices (adjustment is more favorable in the 2004 first quarter as it represents the difference between the higher current cost of aluminum as recognized by the aluminum fabricating businesses and the company’s average actual costs to produce), and an increase in corporate expense primarily due to an increase in employee benefit costs.

Liquidity and Capital Resources

Cash from Operations

Cash from operations was $70 in the first quarter of 2004 compared with $(33) in the first quarter of 2003. The increase of $103 is primarily due to higher earnings after adjustments for noncash items.

Financing Activities

Cash used for financing activities was $258 in the 2004 first quarter compared with cash provided of $189 in the 2003 first quarter. The change of $447 is primarily due to the repurchase of common stock as well as net debt repayments of $68 in 2004 compared with net borrowings of $357 in 2003. Debt repayments in 2004 were funded with proceeds from the divestitures of businesses.

On April 23, 2004 Alcoa will refinance its $2,000 revolving-credit agreement that was to expire in April 2004 into a new $1,000 revolving-credit agreement that will expire in April 2005, with an option to extend the maturity date of any borrowings outstanding on the April 2005 expiration date for one year. Additionally, Alcoa will refinance its $1,000 revolving-credit agreement that was to expire in April 2005 into a new agreement that will expire in April 2009.

Investing Activities

Cash provided from investing activities was $71 in the 2004 first quarter compared with cash used of $138 in the 2003 first quarter. The change of $209 was primarily due to proceeds received from the divestitures of Alcoa’s specialty chemicals, packaging equipment, and automotive fasteners businesses, somewhat offset by cash used to acquire 44 million additional shares of Chalco to maintain Alcoa’s 8% ownership interest.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 30 owned or operating facilities and adjoining properties, approximately 39 previously owned or operating facilities and adjoining properties and approximately 67 Superfund and other waste sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment-capping techniques, and other remediation technologies. In June 2002, Alcoa submitted a final Analysis of Alternatives Report based on these evaluations and included additional remedial alternatives required by the EPA. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 and $525. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Based on an assessment of the EPA decision-making process at the end of 2002, Alcoa concluded that the selection of the $2 alternative, based on natural recovery only, was remote. In June 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. Alcoa has collected a significant portion of the additional data and is in the process of data analysis and determining how this phenomenon should be factored into the range of remedial alternatives being considered. It is anticipated that a report of findings will be issued to the EPA in the second quarter of 2004. Subsequent to this submittal, a revised Analysis of Alternatives Report will be submitted at a date to be determined.

Alcoa continues to believe that alternatives involving the largest amounts of sediment removal should not be selected for the Grasse River remedy. Therefore, Alcoa believes that alternatives that should reasonably be considered for selection range from engineered capping and natural recovery of $30 to a combination of moderate dredging, capping and natural recovery of $90. Accordingly, Alcoa adjusted the reserve for the Grasse River to $30 at the end of 2002, representing the low end of the range of possible alternatives, as no one of the alternatives is more likely to be selected than any other.

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

Alcoa’s remediation reserve balance at March 31, 2004 and December 31, 2003 was $387 and $395 (of which $65 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2004 first quarter were approximately $7.

They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was reduced by $1, net in 2004, primarily for adjustments based on recent assessments of remaining work required at certain sites.

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

Derivatives

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC). The SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC reports to the Board of Directors on the scope of its derivative activities.

All of the aluminum and other commodity contracts, as well as various types of derivatives, are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. The company is not involved in energy-trading activities, weather derivatives, or other nonexchange commodity trading activities.

Commodity Price Risks - Alcoa is the world’s leading producer of aluminum ingot and fabricated products. As a condition of sale, customers often require Alcoa to enter into forward-dated, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time the order is shipped.

Alcoa’s aluminum commodity risk management policy is to manage, through the use of futures contracts, the aluminum price risk associated with a portion of its fixed-price firm commitments. At March 31, 2004, these contracts totaled approximately 607,000 mt with a fair value gain of approximately $108 (pre-tax).

Alcoa purchases natural gas, fuel oil, and electricity to meet its production requirements. These purchases expose the company to the risk of higher prices. To hedge a portion of this risk, Alcoa enters into long positions, principally using futures contracts. Alcoa follows a stable pattern of purchasing these commodities; therefore, it is highly likely that anticipated purchases will occur. The fair value of these contracts was a gain of approximately $82 (pre-tax) at March 31, 2004.

Financial Risk

Currencies - Alcoa is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a loss of approximately $10 (pre-tax) at March 31, 2004.

Interest Rates - Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a gain of approximately $45 (pre-tax) at March 31, 2004.

Alcoa also uses interest rate swaps to establish fixed interest rates on anticipated borrowings between June 2005 and June 2006. The anticipated borrowings have a high probability of occurrence because the proceeds will be used to fund debt maturities and anticipated capital expenditures. Alcoa has $1,000 of interest rate swaps outstanding that will establish fixed interest rates on anticipated borrowings of $500 of debt through 2016 and $500 of debt through 2036. The fair value of these swaps was a loss of approximately $47 (pre-tax) at March 31, 2004.

Material Limitations - The disclosures with respect to commodity prices, interest rates, and foreign exchange risk do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa’s control and could vary significantly from those factors disclosed.

Alcoa is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Although nonperformance is possible, Alcoa does not anticipate nonperformance by any of these parties. Futures contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks. In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in May through October 2002, eleven lawsuits were filed against Reynolds and Alcoa in the District Court of Wharton County, Texas, five of which have since been dismissed. In the same timeframe, another lawsuit was filed in the United States District Court, Southern District of Texas, Victoria Division, but was later dismissed. The cases were originally removed to federal court, but all were remanded back to state court in Wharton County and consolidated. The lawsuits seek to recover damages relating to the presence of trichloroethylene (TCE) in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. Additional defendants included in some of the lawsuits are the current owners to whom Reynolds sold the facility in 1997, Bon L. Campo Limited Partnership (Bon L. Campo) and Tredegar Corporation, a former plant owner from 1968-71, Whittaker Corporation, and two neighboring businesses. Some of the cases request class certification to include other allegedly affected individuals as plaintiffs. Damages sought include those for the contamination of private wells, diminution of property value, medical monitoring and punitive damages. The only significant personal injury claim was settled in 2003. Reynolds owned and operated the facility from 1971 to 1997 and sold it to Bon L. Campo before Alcoa acquired Reynolds. Reynolds and Alcoa are currently participating in the Voluntary Cleanup Program under the supervision of the Texas Commission on Environmental Quality and investigating the area to determine the source of the contamination. During the first quarter of 2004, Alcoa reached tentative settlements totaling approximately $24 with all 240 of the property owners/residents in the El Campo litigation. Included in the settlement amount is the construction of water lines into the community which will be tied into the city water system thus making it possible for the residents to discontinue using wells.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2004	—	—	—	32,311,636
February 1 - February 29, 2004	900,000	37.86	900,000	31,411,636
March 1 - March 31, 2004	877,354	38.09	877,354	30,534,282

Total	1,777,354		1,777,354

Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10. Agreements signed by Alcoa Inc. on April 12, 2004 with G.J. Pizzey

12. Computation of Ratio of Earnings to Fixed Charges

15. Letter regarding unaudited interim financial information

31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the first quarter of 2004:

Alcoa furnished to the Commission the following reports on Form 8-K under Item 12:

(1)	a Form 8-K dated January 8, 2004, relating to Alcoa’s press release announcing its fourth quarter 2003 earnings;

(2)	a Form 8-K dated January 22, 2004, relating to Alcoa’s transcript and slides presented during its fourth quarter 2003 earnings call; and

(3)	a Form 8-K dated March 8, 2004, relating to Alcoa’s 2003 Sustainability Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 23, 2004 Date	By	/s/ RICHARD B. KELSON
Richard B. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 23, 2004 Date	By	/s/ CHARLES D. MCLANE, JR.
Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

10. Agreements signed by Alcoa Inc. on April 12, 2004 with G. J. Pizzey

12. Computation of Ratio of Earnings to Fixed Charges

15. Letter regarding unaudited interim financial information

31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002