Form 10-Q
period 2004-06-30
ALCOA INC
filed 2004-07-27
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

As of July 21, 2004, 869,835,743 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	June 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$466	$576
Receivables from customers, less allowances of $103 in 2004 and $105 in 2003	2,983	2,567
Other receivables	296	351
Inventories (G)	2,855	2,560
Deferred income taxes	237	267
Prepaid expenses and other current assets	643	503

Total current assets	7,480	6,824

Properties, plants, and equipment, at cost	24,820	24,932
Less: accumulated depreciation, depletion, and amortization	12,580	12,348

Net properties, plants, and equipment	12,240	12,584

Goodwill	6,553	6,549
Other assets	5,369	5,323
Assets held for sale (E)	25	431

Total assets	$31,667	$31,711

LIABILITIES
Current liabilities:
Short-term borrowings	$54	$56
Accounts payable, trade	2,253	1,986
Accrued compensation and retirement costs	1,001	954
Taxes, including taxes on income	805	705
Other current liabilities	842	881
Long-term debt due within one year	498	523

Total current liabilities	5,453	5,105

Long-term debt, less amount due within one year (B)	6,329	6,693
Accrued postretirement benefits	2,199	2,220
Other noncurrent liabilities and deferred credits	3,367	3,390
Deferred income taxes	743	805
Liabilities of operations held for sale (E)	3	83

Total liabilities	18,094	18,296

MINORITY INTERESTS	1,298	1,340

COMMITMENTS AND CONTINGENCIES (H)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,791	5,831
Retained earnings	8,347	7,850
Treasury stock, at cost	(1,971)	(2,017)
Accumulated other comprehensive loss (I)	(872)	(569)

Total shareholders’ equity	12,275	12,075

Total liabilities and equity	$31,667	$31,711

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Sales (N)	$6,092	$5,497	$11,788	$10,637

Cost of goods sold	4,807	4,379	9,245	8,477
Selling, general administrative, and other expenses	319	347	663	644
Research and development expenses	43	50	88	100
Provision for depreciation, depletion, and amortization	301	302	604	587
Restructuring and other charges (F)	5	3	(26)	(1)
Interest expense	69	80	133	168
Other income, net (K)	(125)	(57)	(147)	(93)

	5,419	5,104	10,560	9,882

Income from continuing operations before taxes on income	673	393	1,228	755
Provision for taxes on income (L)	196	101	351	209

Income from continuing operations before minority interests’ share	477	292	877	546
Less: Minority interests’ share	73	75	123	134

Income from continuing operations	404	217	754	412

(Loss) income from discontinued operations (E)	—	(1)	5	2

Cumulative effect of accounting change (M)	—	—	—	(47)

NET INCOME	$404	$216	$759	$367

EARNINGS (LOSS) PER SHARE (J)
Basic:
Income from continuing operations	$.46	$.26	$.87	$.49
Income from discontinued operations	—	—	.01	—
Cumulative effect of accounting change	—	—	—	(.06)

Net income	$.46	$.26	$.88	$.43

Diluted:
Income from continuing operations	$.46	$.26	$.86	$.49
Income from discontinued operations	—	—	.01	—
Cumulative effect of accounting change	—	—	—	(.06)

Net income	$.46	$.26	$.87	$.43

Dividends paid per common share	$.15	$.15	$.30	$.30

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30
	2004	2003
CASH FROM OPERATIONS
Net income	$759	$367
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	608	592
Change in deferred income taxes	(59)	18
Equity income, net of dividends	(20)	(23)
Noncash restructuring and other charges (F)	(26)	(1)
Net gain on early retirement of debt and interest rate swap settlements (B)	(58)	—
Gains from investing activities - sale of assets	(8)	(13)
Provision for doubtful accounts	13	3
Income from discontinued operations (E)	(5)	(2)
Accounting change (M)	—	47
Minority interests	123	134
Other	(8)	15
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(436)	(97)
(Increase) reduction in inventories	(334)	4
(Increase) reduction in prepaid expenses and other current assets	(123)	46
Increase (reduction) in accounts payable and accrued expenses	180	(71)
Increase (reduction) in taxes, including taxes on income	149	(122)
Cash paid on early retirement of debt and interest rate swap settlements (B)	(52)	—
Cash received on long-term aluminum supply contract	—	440
Net change in noncurrent assets and liabilities	(103)	(169)
Net change in net assets held for sale	(40)	32

CASH PROVIDED FROM CONTINUING OPERATIONS	560	1,200
CASH PROVIDED FROM DISCONTINUED OPERATIONS	—	15

CASH PROVIDED FROM OPERATIONS	560	1,215

FINANCING ACTIVITIES
Net changes to short-term borrowings	(1)	(14)
Common stock issued for stock compensation plans	58	20
Repurchase of common stock	(68)	—
Dividends paid to shareholders	(261)	(255)
Dividends paid to minority interests	(79)	(85)
Net change in commercial paper (B)	1,080	(423)
Additions to long-term debt	88	247
Payments on long-term debt (B)	(1,379)	(254)

CASH USED FOR FINANCING ACTIVITIES	(562)	(764)

INVESTING ACTIVITIES
Capital expenditures	(413)	(401)
Capital expenditures of discontinued operations	—	(2)
Proceeds from the sale of assets (E)	355	20
Additions to investments	(46)	(4)
Changes in short-term investments	5	22
Other	(7)	(14)

CASH USED FOR INVESTING ACTIVITIES	(106)	(379)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	14

Net change in cash and cash equivalents	(110)	86
Cash and cash equivalents at beginning of year	576	344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$466	$430

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

B. Debt – In June 2004, Alcoa recognized a net gain of $58 in other income on the early retirement of long-term debt and the associated settlement of interest rate swaps. Alcoa retired $1,200 of debt securities, consisting of the following: $200 of 6.125% Bonds due in 2005, $500 of 7.25% Notes due in 2005, and $500 of 5.875% Notes due in 2006. These debt securities were retired primarily with proceeds from commercial paper borrowings. The net gain of $58 is comprised of the following:

•	a premium paid for early retirement of debt and related expenses of $67;

•	a gain of $48 from previously settled interest rate swaps that hedged the retired debt and was reflected as an increase in its carrying value; and

•	a gain of $77 from the settlement of interest rate swaps that hedged anticipated borrowings between June 2005 and June 2006.

Alcoa previously used interest rate swaps to establish fixed interest rates on anticipated borrowings between June 2005 and June 2006. Due to a change in forecasted borrowing requirements, resulting from the early retirement of debt in June 2004 and a forecasted increase in future operating cash flows resulting from improved market conditions, the anticipated borrowings are no longer probable of occurring in 2005 and 2006. Therefore, Alcoa recognized $33 of gains that had been deferred on previously settled swaps and $44 of cash proceeds which was recorded as a gain to unwind the remaining interest rate swaps.

In connection with this transaction, Alcoa terminated $1,000 notional value of interest rate swaps that resulted in a cash payment by Alcoa of $32. These interest rate swaps were hedging debt maturing in 2007 and 2011. The $32 is reflected as a reduction in the carrying value of debt and it will be recognized as an increase in interest expense over the remaining maturity of the related hedged debt.

C. Stock-Based Compensation – Stock options under the company’s stock incentive plans have been granted at not less than market prices on the dates of grant. Stock option features based on date of original grant are as follows:

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

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income, as reported	$404	$216	$759	$367
Less: compensation cost determined under the fair value method, net of tax	8	4	16	8

Pro forma net income	$396	$212	$743	$359

Basic earnings per share:
As reported	$.46	$.26	$.88	$.43
Pro forma	.46	.25	.86	.42

Diluted earnings per share:
As reported	$.46	$.26	$.87	$.43
Pro forma	.45	.25	.85	.42

In addition to stock option awards described above, beginning in 2004 the company granted stock awards and performance share awards that vest in three years from the date of grant. Compensation expense of $9 (pre-tax) was recognized on these awards in the first half of 2004.

D. Pension Plans and Other Postretirement Benefits – Effective December 31, 2003, Alcoa adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Second quarter ended June 30		Six months ended June 30
Pension benefits	2004	2003	2004	2003
Service cost	$52	$50	$103	$100
Interest cost	155	154	309	308
Expected return on plan assets	(180)	(183)	(360)	(366)
Amortization of prior service cost	9	9	18	19
Recognized actuarial loss	15	4	30	8

Net periodic benefit cost	$51	$34	$100	$69

	Second quarter ended June 30		Six months ended June 30
Postretirement benefits	2004	2003	2004	2003
Service cost	$8	$8	$16	$16
Interest cost	55	59	110	118
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service cost (benefit)	(2)	(8)	(4)	(16)
Recognized actuarial loss	12	10	24	20

Net periodic benefit cost	$70	$66	$140	$132

The net periodic benefit cost for postretirement benefits for the three-month and six-month periods ended June 30, 2004 reflects a reduction of approximately $6 and $12, respectively, related to the recognition of the federal subsidy under Medicare Part D. For further details on the Medicare Part D subsidy, see Note V to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

E. Discontinued Operations and Assets Held for Sale – In the fourth quarter of 2002, Alcoa performed a portfolio review of its businesses and the markets they serve. As a result of this review, Alcoa committed to a plan to divest certain noncore businesses that did not meet internal growth and return measures. A detailed discussion of Alcoa’s 2002 divestiture plan and changes to the plan in 2003 can be found in Note B to the audited financial statements contained in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2003. Information on divestiture activities that occurred in the first half of 2004 is provided below.

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as discontinued operations included Alcoa’s commodity automotive fasteners business, a packaging business in South America, and Alcoa’s packaging equipment business. In January of 2004, Alcoa sold its packaging equipment business to American Industrial Partners for $44 in cash and recognized a gain of $10. In February of 2004, Alcoa sold its automotive fasteners business to the Kaminski Holdings group for $17 in cash and notes receivable and recognized an additional loss of $5. The gain and loss from these transactions are recorded in Income from Discontinued Operations in the income statement. In July of 2004, Alcoa sold its flexible packaging business in South America.

The following table details selected financial information for the businesses included within discontinued operations.

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Sales	$6	$56	$12	$118

(Loss) income from operations	—	$(2)	—	$2
Gain on sale of businesses	—	—	8	—

Total pretax (loss) income	—	$(2)	8	$2
Provision for taxes	—	1	(3)	—

(Loss) income from discontinued operations	$—	$(1)	$5	$2

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale included Alcoa’s specialty chemicals business, an extrusion facility in Europe, certain extrusion facilities in Latin America, and foil facilities in St. Louis, MO and Russellville, AR. In February of 2004, the specialty chemicals business of Alcoa was sold to two private equity firms led by Rhone Capital LLC for an enterprise value of $342, which included the assumption of debt and other unfunded obligations. Alcoa received cash of $248 and recognized a pre-tax, pre-minority interest gain of approximately $49 ($59 after-tax, after-minority interest). The gain is included in Restructuring and Other Charges in the income statement. In April of 2004, Alcoa sold its St. Louis, MO and Russellville, AR foil facilities, as well as an extrusion facility in Europe. Alcoa received $37 in cash and no material gain or loss was recorded on these transactions.

In the second quarter of 2004, certain architectural products businesses in North America were reclassified from assets held for sale to assets held and used as management discontinued the plan of sale due to market conditions. The financial statements for all periods presented have been reclassified to reflect this change. The reclassification did not impact the Condensed Statement of Consolidated Income. The results of the North American architectural products businesses continue to be reflected in the Engineered Products segment.

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	June 30, 2004	December 31, 2003
Assets:
Receivables	$5	$106
Inventories	5	106
Properties, plants, and equipment, net	15	181
Other assets	—	38

Total assets held for sale	$25	$431

Liabilities:
Accounts payable and accrued expenses	3	12
Other liabilities	—	71

Total liabilities of operations held for sale	$3	$83

The changes in assets and liabilities of operations held for sale at June 30, 2004 compared with December 31, 2003 are due to the divestitures of Alcoa’s packaging equipment, automotive fasteners, and specialty chemicals businesses, as well as the sale of the St. Louis and Russellville foil facilities and an extrusion plant in Europe in 2004. The divestiture program is essentially complete, with the exception of certain Latin American extrusion facilities that remain in assets held for sale.

F. Restructuring and Other Charges – In the first half of 2004, Alcoa recorded income of $26 for restructuring and other charges, consisting of income of $31 in the first quarter and expense of $5 in the second quarter. In the second quarter of 2004, Alcoa recorded restructuring and other charges of

$5 ($4 after tax and minority interests), consisting of charges of $14 for employee termination and severance costs associated with 2,700 salaried and hourly employees (primarily in Mexico and the U.S.), as the company continued to focus on reducing costs, partially offset by income of $6 associated with net gains on divested businesses and asset sales, and income of $3 resulting from adjustments to prior year employee termination and severance cost reserves. As of June 30, 2004, 1,660 of the 2,700 employees had been terminated. In the first quarter of 2004, Alcoa recorded income of $31 ($50 after tax and minority interests) for restructurings, consisting of a $44 gain on the sale of the specialty chemicals business and charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.). As of June 30, 2004, 250 of the 380 employees had been terminated. Approximately $12 of cash payments were made against the reserves in the first half of 2004. All layoffs are expected to be completed in 2004. Restructuring and other charges are not reflected in the segment results.

During 2003, Alcoa recorded income of $26 ($25 after tax and minority interests) for restructuring and other charges. The income recognized was comprised of the following components: $45 of charges for employee termination and severance costs associated with approximately 1,600 hourly and salaried employees (located primarily in Europe, the U.S., and Brazil), as the company continued to focus on cost reductions in businesses that continued to be impacted by market declines; $20 of charges related to a reduction in the estimated fair values of businesses included in assets held for sale; and $91 of income comprised of $53 primarily associated with the sale of the Latin America PET business, and $38 resulting from adjustments to prior year employee termination and severance cost reserves (in conjunction with the $38 reserve adjustment, there was a change in the number of employees to be terminated under the 2002 restructuring program from 8,500 to 6,700 employees). As of June 30, 2004, approximately 1,530 of the 1,600 employees associated with the 2003 restructuring program had been terminated.

During 2002, Alcoa recorded charges of $425 ($280 after tax and minority interests) for restructurings associated with the curtailment of aluminum production at three smelters, as well as restructuring operations for those businesses experiencing negligible growth due to continued market declines and the decision to divest certain businesses that have failed to meet internal growth and return measures. The 2002 charges were comprised of $296 for asset write-downs, consisting of $113 of goodwill on businesses to be divested, as well as $183 for structures, machinery, and equipment; $105 for employee termination and severance costs related to approximately 6,700 hourly and salaried employees at over 70 locations, primarily in Mexico, Europe, and the U.S.; and charges of $31 for exit costs, principally for remediation and demolition costs, as well as lease termination costs. As of June 30, 2004, approximately 6,490 of the 6,700 employees associated with the 2002 restructuring program had been terminated.

Activity and reserve balances for restructuring charges are as follows:

	Asset write-downs	Employee termination and severance costs	Other	Total
Reserve balances at December 31, 2002	$63	$166	$27	$256

2003:
Cash payments	(16)	(120)	(17)	(153)
2003 restructuring charges	—	45	—	45
Additions to 2002 restructuring charges	20	—	—	20
Reversals of 2002 restructuring charges	(53)	(38)	—	(91)
Noncash additions/reversals to the reserves in 2003	24	—	—	24

Reserve balances at December 31, 2003	$38	$53	$10	$101

2004:
Cash payments	(1)	(35)	(2)	(38)
2004 restructuring charges	—	27	(50)	(23)
Net gains on sales of assets not impacting reserve balances	—	—	50	50
Reversals of 2003 restructuring charges	—	(3)	—	(3)

Reserve balances at June 30, 2004	$37	$42	$8	$87

For further details on the restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

G. Inventories

	June 30 2004	December 31 2003
Finished goods	$880	$763
Work in process	915	791
Bauxite and alumina	389	337
Purchased raw materials	463	459
Operating supplies	208	210

	$2,855	$2,560

Approximately 45% of total inventories at June 30, 2004, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $585 and $558 higher at June 30, 2004 and December 31, 2003, respectively.

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

Committed projects	Scheduled completion date	Share of output	Investment participation	Total estimated project costs	Aluminio’s share of project costs	Performance bond guarantee
Barra Grande	2006	42.20%	42.20%	$471	$199	$5
Serra do Facao	2008	39.50%	39.50%	$223	$88	$4
Pai-Quere	2008	35.00%	35.00%	$273	$96	$2
Estreito	2009	19.08%	19.08%	$589	$112	$10

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. As of the second quarter of 2004, approximately 30% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

During 2003, the participants in the Santa Isabel project formally requested the return of the performance bond related to the license to construct the hydroelectric project. This project has been terminated.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $111 and $136 at June 30, 2004 and December 31, 2003, respectively. There have been no significant investments made in any of the other projects.

I. Comprehensive Income

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income	$404	$216	$759	$367
Changes in other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities	(160)	27	(126)	46
Minimum pension liability	—	—	—	(2)
Unrealized translation adjustments	(157)	283	(168)	373
Unrecognized gains (losses) on derivatives
Net change from periodic revaluations	101	29	43	71
Net amount reclassified to income (1)	(90)	(12)	(52)	(34)

Net unrecognized gains (losses) on derivatives	11	17	(9)	37

Comprehensive income	$98	$543	$456	$821

(1)	Includes $77 associated with interest rate swap settlements in June 2004. See Note B.

J. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Income from continuing operations	$404	$217	$754	$412
Less: preferred stock dividends	—	—	1	1

Income from continuing operations available to common shareholders	$404	$217	$753	$411

Average shares outstanding – basic	870	845	870	845
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	7	2	8	2

Average shares outstanding – diluted	877	847	878	847

Options to purchase 58 million and 66 million shares of common stock at average exercise prices of $38.00 and $36.00 were outstanding as of June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

K. Other Income, Net

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Equity income	$45	$28	$71	$84
Interest income	9	10	19	18
Foreign exchange gains (losses)	1	(11)	(2)	(37)
Gains on sales of assets	3	14	8	13
Net gain on early retirement of debt and interest rate swap settlements (B)	58	—	58	—
Other income (expense)	9	16	(7)	15

	$125	$57	$147	$93

Other income (expense) for the 2004 six-month period included a charge of $20 recognized in the first quarter of 2004 related to settlements reached in the El Campo litigation matter.

L. Income Taxes – The effective tax rate of 28.6% for the 2004 six-month period differs from the statutory rate of 35% and the 2003 six-month rate of 27.7% principally due to the sale of the specialty chemicals business in 2004 and lower taxes on foreign income.

M. Cumulative Effect of Accounting Change – Effective January 1, 2003, Alcoa adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, Alcoa recognized additional liabilities for asset retirement obligations (AROs), consisting primarily of costs associated with spent pot lining disposal, bauxite residue disposal, mine reclamation, and landfills. These costs reflect the legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. There were no material changes to the ARO balances during the second quarter of 2004. Additionally, Alcoa capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, principally machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. The cumulative effect adjustment recognized upon adoption of this standard was $47, consisting principally of costs to establish assets and liabilities related to spent pot lining for pots currently in operation.

N. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and six-month periods ended June 30, 2004 and 2003. For more information on segments, see Note P to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

	Alumina and Chemicals	Primary Metals	Flat-Rolled Products	Engineered Products	Packaging and Consumer	Other	Total
Second quarter ended June 30, 2004
Sales:
Third-party sales	$486	$959	$1,490	$1,598	$843	$716	$6,092
Intersegment sales	349	1,129	23	5	—	—	1,506

Total sales	$835	$2,088	$1,513	$1,603	$843	$716	$7,598

ATOI	$159	$230	$59	$78	$54	$30	$610

Second quarter ended June 30, 2003
Sales:
Third-party sales	$491	$805	$1,200	$1,455	$836	$710	$5,497
Intersegment sales	248	690	15	5	—	—	958

Total sales	$739	$1,495	$1,215	$1,460	$836	$710	$6,455

ATOI	$89	$162	$56	$46	$57	$17	$427

	Alumina and Chemicals	Primary Metals	Flat-Rolled Products	Engineered Products	Packaging and Consumer	Other	Total
Six months ended June 30, 2004
Sales:
Third-party sales	$949	$1,837	$2,940	$3,121	$1,587	$1,354	$11,788
Intersegment sales	687	2,167	46	9	—	—	2,909

Total sales	$1,636	$4,004	$2,986	$3,130	$1,587	$1,354	$14,697

ATOI	$286	$422	$125	$140	$89	$48	$1,110

Six months ended June 30, 2003
Sales:
Third-party sales	$940	$1,537	$2,352	$2,845	$1,585	$1,378	$10,637
Intersegment sales	488	1,530	35	14	—	—	2,067

Total sales	$1,428	$3,067	$2,387	$2,859	$1,585	$1,378	$12,704

ATOI	$180	$328	$109	$75	$110	$26	$828

The following reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Total ATOI	$610	$427	$1,110	$828
Impact of intersegment profit adjustments	8	(4)	31	3
Unallocated amounts (net of tax):
Interest income	5	6	12	11
Interest expense	(45)	(52)	(86)	(109)
Minority interests	(73)	(75)	(123)	(134)
Corporate expense	(63)	(81)	(137)	(138)
Restructuring and other charges (F)	(4)	(2)	27	2
Discontinued operations (E)	—	(1)	5	2
Accounting change (M)	—	—	—	(47)
Other	(34)	(2)	(80)	(51)

Consolidated net income	$404	$216	$759	$367

The significant changes in the reconciling items between ATOI and consolidated net income for the 2004 second quarter and six-month period compared with the corresponding 2003 periods consisted of:

•	an increase in intersegment profit adjustments attributed to the continued increase in aluminum prices,

•	a decrease in interest expense due to lower average debt levels and lower average effective interest rates, and

•	an increase in other, principally caused by the increase of the environmental reserve for the Grasse River project; an increase in LIFO inventory adjustments due to the increase in the price of aluminum; a tax benefit for international tax legislation enacted in 2003; and the absence of the sale of assets (primarily office space) that occurred in the first half of 2003. These are partially offset by the gain recognized in June 2004 on the restructuring of debt. See Note B for additional details surrounding the restructuring of debt.

Additionally, corporate expense decreased in the second quarter of 2004 due to a decrease in deferred compensation costs.

The following table represents segment assets.

	June 30 2004	December 31 2003
Alumina and Chemicals	$3,119	$3,077
Primary Metals	7,724	7,398
Flat-Rolled Products	3,639	3,380
Engineered Products	6,527	6,362
Packaging and Consumer	3,118	3,099
Other	1,826	1,752

Total segment assets	$25,953	$25,068

The increase in segment assets within the Flat-Rolled Products segment is due to higher customer receivables and increased inventories resulting from stronger volumes and prices in 2004.

O. Reclassifications - Certain amounts have been reclassified to conform to current year presentation.

P. Subsequent Event - On July 26, 2004, Alcoa announced that 400 employees at its Wenatchee, WA smelter will lose their jobs as a result of the rejection of a proposed labor contract by the Aluminum Trade Council of Wenatchee. The impact of the layoff is expected to result in an after-tax charge of approximately $13 in the third quarter of 2004. The Wenatchee facility has been idled since July of 2001.

Report of Independent Registered Public Accounting Firm *

To the Shareholders and Board of Directors of

Alcoa Inc.

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa and its subsidiaries (Alcoa) as of June 30, 2004, and the related unaudited condensed statements of consolidated income for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of Alcoa’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 8, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note M to the unaudited condensed consolidated financial statements, Alcoa changed its method of accounting for asset retirement obligations effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
July 7, 2004

*	This report should not be considered a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons [mt])

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note H to the Condensed Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1, for the year ended December 31, 2003.

Results of Operations

Selected Financial Data:

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Sales	$6,092	$5,497	$11,788	$10,637
Income from continuing operations	404	217	754	412
Cumulative effect of accounting change	—	—	—	(47)
Net income	$404	$216	$759	$367

Earnings per common share:
Diluted – Income from continuing operations	$.46	$.26	$.86	$.49
Diluted – Net income	$.46	$.26	$.87	$.43

Shipments of aluminum products (mt)	1,287	1,231	2,559	2,399
Shipments of alumina (mt)	1,796	1,939	3,514	3,733

Alcoa’s average realized ingot price	$.85	$.68	$.83	$.69
Average 3-month LME price	$.77	$.63	$.76	$.63

Alcoa’s income from continuing operations for the 2004 second quarter and six-month period of 2004 was $404, or 46 cents per diluted share, and $754, or 86 cents per share, respectively. Income from continuing operations increased 86% and 83% in the 2004 second quarter and six-month period, as compared to the corresponding 2003 periods. Results in 2004 were favorably impacted by higher realized prices, as alumina prices rose 33% and 28% and aluminum prices climbed 25% and 20% in the 2004 second quarter and six-month period, respectively, compared with the corresponding 2003 periods. The 2004 results were also favorably impacted by higher volumes in the Engineered Products and Flat-Rolled Products segments, as demand in the commercial transportation, building and construction, aerospace, packaging, and industrial markets improved; continued cost reductions; and benefits from the restructuring of debt, which consisted of the early repayment of debt and settlement of interest rate swaps. The 2004 six-month period was also favorably impacted by the gain on the specialty chemicals business that was sold in the first quarter of 2004. These positive contributions were partially offset by higher energy costs, the impact of a weaker U.S. dollar against other currencies, increased environmental reserves, and higher raw material costs. The 2004 six-month period was also unfavorably impacted by litigation settlements in the first quarter of 2004.

Net income for the 2004 second quarter and six-month period was $404, or 46 cents per share, and $759, or 87 cents per share, respectively, as compared to $216, or 26 cents per share, and $367, or 43 cents per share, for corresponding periods in 2003. The 2003 results included a cumulative effect charge of $47, or 6 cents per share, for the accounting change for asset retirement obligations under Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

Sales for the 2004 second quarter and six-month period increased $595, or 11%, and $1,151, or 11%, respectively compared with corresponding 2003 periods. The increase in realized prices for alumina and aluminum, as well as higher volumes in businesses serving the packaging, aerospace, building and construction, commercial transportation, and industrial markets helped to drive the increase in sales. The rise in sales was also aided by the favorable impact of foreign currency exchange movements and the consolidation of KAAL Australia (Alcoa acquired the remaining 50% interest from Kobe Steel Ltd. in October 2003.). Partially offsetting these increases were the impact of divestitures, principally the specialty chemicals and Latin American PET businesses, and lower volumes in the AFL automotive business.

Cost of goods sold (COGS) as a percentage of sales was 78.9% for the 2004 second quarter and 78.4% for the 2004 six-month period, compared with 79.7% in both 2003 corresponding periods. The decreases resulted from higher realized prices and accumulated cost savings resulting from procurement savings, productivity improvements, and headcount reductions from prior restructuring programs. These positive contributions more than offset higher raw material costs, increased energy costs, an increase of $42 in environmental reserves, and the unfavorable impact of foreign currency exchange movements.

Selling, general administrative, and other expenses (SG&A) for the 2004 second quarter decreased $28, or 8%, compared with the 2003 second quarter due to a reduction in deferred compensation costs and cost savings, which were partially offset by the unfavorable impact of foreign currency exchange movements. SG&A expenses increased $19, or 3%, in the 2004 six-month period compared to the 2003 corresponding period due to unfavorable foreign currency exchange movements, expense associated with stock awards granted in 2004, and the bankruptcy of an alumina customer, which were partially offset by a reduction in deferred compensation costs.

The provision for depreciation, depletion, and amortization was relatively flat in the 2004 second quarter as compared to the second quarter of 2003. The provision increased by $17, or 3%, in the 2004 six-month period over the corresponding 2003 period primarily due to unfavorable foreign currency exchange movements.

Restructuring and other charges resulted in expense of $5 in the 2004 second quarter and income of $26 in the 2004 six-month period, compared with an expense of $3 in the second quarter of 2003 and income of $1 in the 2003 six-month period. In the second quarter of 2004, a charge of $14 was recorded for employee termination and severance costs associated with 2,700 salaried and hourly employees (primarily in Mexico and the U.S.). Partially offsetting this charge were income of $6 associated with net gains on divested businesses and asset sales, and income of $3 resulting from adjustments to prior year employee termination and severance cost reserves. As of June 30, 2004, 1,660 of the 2,700 employees had been terminated. In the first quarter of 2004, income of $31 was recorded for restructuring and other charges, consisting of a gain of $44 on the sale of the specialty chemicals business, which was somewhat offset by charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.). As of June 30, 2004, 250 of the 380 employees had been terminated. Approximately $12 of cash payments were made against the reserves in the first half of 2004. All layoffs are expected to be completed in 2004. Restructuring and other charges are not included in the segment results.

The pre-tax impact of allocating these amounts to the segment results would have been as follows:

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Alumina and Chemicals	$6	$—	$50	$—
Primary Metals	—	(7)	(5)	(6)
Flat-Rolled Products	(1)	(10)	(1)	(10)
Engineered Products	(5)	(29)	(8)	(27)
Packaging and Consumer	(5)	43	(7)	43
Other	(1)	—	(1)	1

Segment total	(6)	(3)	28	1
Corporate	1	—	(2)	—

Total restructuring and other charges	$(5)	$(3)	$26	$1

Interest expense for the 2004 second quarter and six-month period decreased $11, or 14%, and $35, or 21%, from the corresponding 2003 periods. The decrease was due to lower average debt levels and lower average effective interest rates.

Other income for the 2004 second quarter and six-month period increased $68, or 119%, and $54, or 58%, over the corresponding 2003 periods. The increase in the 2004 second quarter is due to the gain of $58 recognized on the restructuring of debt, $17 of higher equity income, and $12 of favorable foreign currency exchange movements. These were somewhat offset by an increase in the expenses related to employee life insurance and higher net gains on asset sales (principally office space) recognized in 2003.

The 2004 six-month increase resulted from the gain recognized on the restructuring of debt and $35 of favorable foreign currency exchange movements, partially offset by $13 lower equity income and $20 associated with litigation settlements in 2004.

The effective tax rate of 28.6% for the 2004 six-month period differs from the statutory rate of 35% and the 2003 six-month rate of 27.7% principally due to the sale of the specialty chemicals business in 2004 and lower taxes on foreign income.

Minority interests’ share of income from operations decreased $2, or 3%, and $11, or 8%, in the 2004 second quarter and six-month period, respectively, as compared to 2003 corresponding periods. The decreases were due to Alcoa’s acquisition of the minority interest in Alcoa Aluminio in August 2003 and a tax benefit for international tax legislation enacted in 2003. These were partially offset by increased earnings at Alcoa World Alumina and Chemicals. The 2004 six-month period was also favorably impacted by the sale of the specialty chemicals business.

Segment Information

I. Alumina and Chemicals

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Alumina production (mt)	3,600	3,478	7,175	6,798
Third-party alumina shipments (mt)	1,796	1,939	3,514	3,733

Third-party sales	$486	$491	$949	$940
Intersegment sales	349	248	687	488

Total sales	$835	$739	$1,636	$1,428

After-tax operating income (ATOI)	$159	$89	$286	$180

Third-party sales for the Alumina and Chemicals segment were relatively flat in the 2004 second quarter and six-month period, compared with the corresponding 2003 periods. An increase in realized prices of 33% in the 2004 second quarter and 28% in the 2004 six-month period was offset by lower third-party volumes and the loss of revenue due to the sale of the specialty chemicals business in February of 2004.

Intersegment sales increased 41% in both the 2004 second quarter and in the 2004 six-month period as a result of higher realized prices and increased internal demand as a result of the expiration of contracts on required third-party purchases. Production increased principally at the Point Comfort, TX refinery, after startup of additional capacity during 2003, and at the Jamaica refinery, after the planned expansion was completed at the end of 2003.

ATOI for this segment rose 79% in the 2004 second quarter and 59% in the 2004 six-month period compared with the 2003 corresponding periods, due to higher realized prices, somewhat offset by the loss of profit associated with the sale of the chemicals business, unfavorable foreign currency exchange movements and increased raw materials costs.

LME-based pricing continues to be favorable in the third quarter of 2004. Weakening of the U.S. dollar would negatively impact segment results.

II. Primary Metals

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Aluminum production (mt)	863	883	1,730	1,764
Third-party aluminum shipments (mt)	472	495	941	948

Alcoa’s average realized price per pound for aluminum ingot	$.85	$.68	$.83	$.69

Third-party sales	$959	$805	$1,837	$1,537
Intersegment sales	1,129	690	2,167	1,530

Total sales	$2,088	$1,495	$4,004	$3,067

ATOI	$230	$162	$422	$328

Third-party sales for the Primary Metals segment increased 19% in the second quarter of 2004 and 20% in the 2004 six-month period, compared with the corresponding periods of 2003, due to 25% higher realized prices in the second quarter of 2004 and 20% higher realized prices for the 2004 six-month period, partially offset by lower third-party volumes. Intersegment sales increased 64% in the second quarter of 2004 and 42% in the 2004 six-month period primarily due to the increase in realized prices as well as increased volumes due to strengthening in the downstream aluminum businesses.

ATOI for this segment increased 42% in the 2004 second quarter and 29% in the 2004 six-month period due to higher realized prices and higher total volumes, somewhat offset by higher costs for energy, raw materials, employee benefits, and the impact of unfavorable foreign currency exchange movements.

After the recently announced capacity curtailment at the Becancour smelter due to an employee strike, and the removal of a line at the Wenatchee smelter, Alcoa has approximately 719,000 mt per year (mtpy) of idle capacity on a base capacity of 3,977,000 mtpy.

Aluminum prices are expected to continue to be strong in the third quarter. Higher alumina and energy costs are expected to negatively impact results. Aloca will continue its program of metal purchases to optimize the selling of value-added products. In addition, the production cuts at the Becancour aluminum smelter are expected to negatively impact results by 1.5 cents to 2 cents per share per month. The impact of the Wenatchee layoffs is expected to result in a charge of $13 in the third quarter.

III. Flat-Rolled Products

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt)	517	453	1,032	887

Third-party sales	$1,490	$1,200	$2,940	$2,352
Intersegment sales	23	15	46	35

Total sales	$1,513	$1,215	$2,986	$2,387

ATOI	$59	$56	$125	$109

Third-party sales for the Flat-Rolled Products segment increased 24% in the 2004 second quarter and 25% in the 2004 six-month period, as compared to the same periods in 2003. The increase resulted from the acquisition of the remaining 50% interest in KAAL Australia (can sheet rolling mills) in October of 2003, higher prices, and higher volumes due to improved demand in the commercial transportation, aerospace, automotive, packaging, building and construction, and industrial products markets.

ATOI for this segment increased 5% in the second quarter of 2004 and 15% for the 2004 six-month period due to higher volumes; favorable mix; improved productivity in the sheet and plate business; favorable foreign currency exchange movements in Europe; and the contribution of KAAL Australia. These positive contributions were somewhat offset by a hot mill interruption at the Kitts Green facility in the U.K. and temporary throughput issues at the Tennessee can sheet facility.

In the third quarter of 2004, higher demand is anticipated for the can sheet business due to seasonal volume increases. A marginal increase is also projected in industrial markets, while slight seasonal declines are expected in Europe and in the automotive sector (seasonal shutdowns and platform build rate reduction). Additionally, full production has resumed at the Kitts Green facility. Continued throughput issues at the Tennessee can sheet facility could negatively impact margins, and summer maintenance outages are expected at the North American rolling mills.

IV. Engineered Products

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt)	239	221	473	444

Third-party sales	$1,598	$1,455	$3,121	$2,845
Intersegment sales	5	5	9	14

Total sales	$1,603	$1,460	$3,130	$2,859

ATOI	$78	$46	$140	$75

Third-party sales for the Engineered Products segment increased 10% in both the 2004 second quarter and six-month period, as compared to 2003 corresponding periods, principally due to higher volumes in the businesses serving the commercial transportation, automotive, building and construction, and industrial products markets.

ATOI for this segment increased 70% in the second quarter of 2004 and 87% in the 2004 six-month period. The increase in the second quarter of 2004 was principally due to increased productivity, as well as higher volumes as a result of improved market conditions. The increase in the 2004 six-month period is the result of higher volumes, increased productivity, and higher contributions as a result of the acquisition of Fairchild Fasteners, and was slightly offset by increased raw material costs and pricing pressures.

Lower demand is projected in the third quarter of 2004 for engineered products due to seasonal softening in Europe and seasonal shutdowns and a reduction in platform build rates in the automotive market. This will be somewhat mitigated by improvements in building and construction due to seasonality. Commercial transportation is expected to maintain second quarter strength.

V. Packaging and Consumer

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt)	41	42	79	78

Third-party sales	$843	$836	$1,587	$1,585
Intersegment sales	—	—	—	—

Total sales	$843	$836	$1,587	$1,585

ATOI	$54	$57	$89	$110

Third-party sales for the Packaging and Consumer segment were relatively flat in the 2004 second quarter and six-month period, compared with the 2003 corresponding periods. Higher volumes in the closures, consumer products, thermoformed plastics, and packaging graphics and design businesses were offset by a decline in sales due to the divestiture of the Latin America PET business in 2003.

ATOI for this segment declined 5% in the second quarter of 2004 and 19% in the 2004 six-month period compared to 2003 corresponding periods. The decreases were the result of higher resin costs and the divestitures of the Latin America PET business and Latasa (a Latin America aluminum can business in which Alcoa had an equity interest). The resin price increases were offset by volume improvement in the closures, consumer products, thermoformed plastics, and packaging graphics and design businesses, but these improvements were not sufficient to overcome the loss of ATOI associated with the Latin American businesses.

An increase in demand for consumer products is anticipated in the third quarter of 2004 as a result of seasonality, but a reduction in closures demand is projected to offset the strength in consumer products. Resin prices are expected to remain high and, in some cases, increase during the quarter. Additionally, an outage at an Alcoa resin facility will drive the need to make additional higher cost third-party purchases.

VI. Other

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt) *	18	20	34	42

Third-party sales	$716	$710	$1,354	$1,378
Intersegment sales	—	—	—	—

Total sales	$716	$710	$1,354	$1,378

ATOI	$30	$17	$48	$26

*	Third party aluminum shipments for previously reported periods have been properly adjusted to reflect international selling company activity.

Third-party sales for the Other group remained relatively flat in the 2004 second quarter and six-month period compared with the 2003 corresponding periods, principally due to volume increases in the residential building products business and the telecommunications business, which were offset by lower volumes at AFL automotive, as this business continued to rebalance its customer base. The 2004 six-month period was also negatively affected by the disposition of distribution facilities in Europe.

ATOI for this group increased 76% in the 2004 second quarter and 85% in the 2004 six-month period, compared to corresponding 2003 periods, due to increased volumes in the residential building products business and the telecommunications business, cost savings, and higher equity income from Integris Metals, Inc. (a metals distribution joint venture in which Alcoa has a 50% equity interest). These were somewhat offset by lower volumes in the AFL automotive business. The 2004 six-month period was also negatively impacted by higher raw materials costs in the residential building products business.

In the third quarter of 2004, seasonal increases in building and construction are expected to be more than offset by declines in automotive revenues resulting from seasonal shutdowns and platform build rate reductions.

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

The following reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2004	2003	2004	2003
Total ATOI	$610	$427	$1,110	$828
Impact of intersegment profit adjustments	8	(4)	31	3
Unallocated amounts (net of tax):
Interest income	5	6	12	11
Interest expense	(45)	(52)	(86)	(109)
Minority interests	(73)	(75)	(123)	(134)
Corporate expense	(63)	(81)	(137)	(138)
Restructuring and other charges	(4)	(2)	27	2
Discontinued operations	—	(1)	5	2
Accounting change	—	—	—	(47)
Other	(34)	(2)	(80)	(51)

Consolidated net income	$404	$216	$759	$367

The significant changes in the reconciling items between ATOI and consolidated net income for the 2004 second quarter and six-month period compared with the corresponding 2003 periods consisted of:

•	an increase in intersegment profit adjustments attributed to the continued increase in aluminum prices,

•	a decrease in interest expense due to lower average debt levels and lower average effective interest rates, and

•	an increase in other, principally caused by the increase of the environmental reserve for the Grasse River project; an increase in LIFO inventory adjustments due to the increase in the price of aluminum; a tax benefit for international tax legislation enacted in 2003; and the absence of the sale of assets (primarily office space) that occurred in the first half of 2003. These are partially offset by the gain recognized in June 2004 on the restructuring of debt. See Note B in Part I, Item I for additional details surrounding the restructuring of debt.

Additionally, corporate expense decreased in the second quarter of 2004 due to a decrease in deferred compensation costs.

Liquidity and Capital Resources

Cash from Operations

Cash from operations was $560 in the 2004 six-month period compared with $1,215 in the same period of 2003. The decrease of $655 is principally due to net increases in inventories, receivables, and payables of $426 and the absence of a $440 advance payment received in 2003 against a long-term aluminum supply contract, partially offset by the increase in net income.

Financing Activities

Cash used for financing activities was $562 in the 2004 six-month period compared with cash used of $764 in the 2003 six-month period. The change of $202 is primarily due to higher net debt repayments in 2003 than in 2004.

In June 2004, Alcoa completed the early retirement of $1,200 of debt securities, consisting of the following: $200 of 6.125% Bonds due in 2005, $500 of 7.25% Notes due in 2005, and $500 of 5.875% Notes due in 2006. These debt securities were retired primarily with proceeds from commercial paper borrowings.

On April 23, 2004 Alcoa refinanced its $2,000 revolving-credit agreement that was to expire in April 2004 into a new $1,000 revolving-credit agreement that will expire in April 2005, with an option to extend the maturity date of any borrowings outstanding on the April 2005 expiration date for one year. Additionally, Alcoa refinanced its $1,000 revolving-credit agreement that was to expire in April 2005 into a new agreement that will expire in April 2009.

Investing Activities

Cash used for investing activities was $106 in the 2004 six-month period compared with $379 in the same period in 2003. The change of $273 was primarily due to proceeds received from the divestitures of Alcoa’s specialty chemicals, packaging equipment, and automotive fasteners businesses, as well as foil facilities, and a European extrusion facility. This was somewhat offset by cash used to acquire 44 million additional shares of Chalco to maintain Alcoa’s 8% ownership interest.

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

In 2002, Alcoa submitted an Analysis of Alternatives Report that detailed a variety of remedial alternatives with estimated costs ranging from $2 to $525. Because the selection of the $2 alternative (natural recovery) was considered remote, Alcoa adjusted the reserve for the Grasse River in 2002 to $30 representing the low end of the range of possible alternatives, as no single alternative could be identified as more probable than the others.

In June of 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. The EPA requested that Alcoa consider a Remedial Options Study to gather this information. The scope of this study includes sediment removal and capping, the installation of an ice control structure, and significant monitoring.

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the work should be completed by the fourth quarter of 2005. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in 2006. This information will be used by the EPA to propose a remedy for the entire river.

Alcoa adjusted the reserves this quarter to include the $35 for the Remedial Options Study. This is in addition to the $30 previously reserved. Currently, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the Remedial Options Study are necessary to revise the scope and estimated cost of many of the current alternatives.

The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued.

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

Alcoa’s remediation reserve balance at June 30, 2004 was $416 and $395 at December 31, 2003 (of which $65 was classified as a current liability in both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2004 six-month period were approximately $17. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was increased by $38 in the 2004 six-month period, principally due to the additional reserve recorded for the Grasse River site.

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

All of the aluminum and other commodity contracts, as well as various types of derivatives, are held for purposes other than trading. They are used principally to mitigate uncertainty and volatility, and to cover underlying exposures. The company is not involved in energy-trading activities, weather derivatives, or other nonexchange commodity trading activities.

Commodity Price Risks - Alcoa is the world’s leading producer of aluminum ingot and fabricated products. As a condition of sale, customers often require Alcoa to enter into forward-dated, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time the order is shipped.

Alcoa’s aluminum commodity risk management policy is to manage, through the use of futures contracts, the aluminum price risk associated with a portion of its fixed-price firm commitments. At June 30, 2004, these contracts totaled approximately 793,000 mt with a fair value gain of approximately $99 (pre-tax).

Alcoa purchases natural gas, fuel oil, and electricity to meet its production requirements. These purchases expose the company to the risk of higher prices. To hedge a portion of this risk, Alcoa enters into long positions, principally using futures contracts. Alcoa follows a stable pattern of purchasing these commodities; therefore, it is highly likely that anticipated purchases will occur. The fair value of these contracts was a gain of approximately $81 (pre-tax) at June 30, 2004.

Financial Risk

Currencies - Alcoa is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a loss of approximately $3 (pre-tax) at June 30, 2004.

Interest Rates - Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a loss of approximately $145 (pre-tax) at June 30, 2004.

Alcoa previously used interest rate swaps to establish fixed interest rates on anticipated borrowings between June 2005 and June 2006. Due to a change in forecasted borrowing requirements, resulting from the early retirement of debt in June 2004 and a forecasted increase in future operating cash flows resulting from improved market conditions, it is no longer probable that the anticipated borrowings will occur in 2005 and 2006. Therefore, Alcoa recognized $33 of gains that had been deferred on previously settled swaps and $44 of additional gains to unwind the remaining interest rate swaps. These gains were recorded in other income. See Note B in Part I, Item I for additional information.

Embedded Derivatives - During the second quarter of 2004, Alcoa entered into a long-term power supply contract. The power contract provides for increased pricing if the LME exceeds a certain price. This pricing feature in the contract is considered an embedded derivative and is marked to market through earnings. The impact to earnings in the second quarter of 2004 was not material.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in 2001 and 2002, two companion lawsuits were filed in the Court of Lafayette County, Arkansas on behalf of nearly 400 current or former residents of the City of Stamps, Arkansas, the City of Stamps, and former employees of Red River Aluminum, Inc. (RRA), a dross processor. The 2001 action was transferred to Miller County, Arkansas. The suits name 12 defendants (including Alumax Inc., Reynolds Metals Company and Alcoa Inc.) that sent dross to RRA for processing. Plaintiffs have filed claims for personal injuries and property damage and have alleged that the defendants violated Arkansas environmental statutes relating to the alleged contamination associated with RRA’s operations in Stamps. The 2001 action was settled in May 2004. The cost of the settlement was previously reserved for and was not material to Alcoa. The 2002 action was dismissed, without prejudice, at the request of plaintiffs in June 2004.

As previously reported, in July 1999, Alcoa Aluminio S.A. received notice that an administrative proceeding was commenced by Brazil’s Secretary of Economic Law of the Ministry of Justice against Brazilian producers of primary aluminum, including Alcoa Aluminio. The suit alleges collusive action in the pricing of primary aluminum in violation of Brazilian antitrust law. Alcoa Aluminio has presented its defense and has been awaiting the decision of the Secretary of Economic Law. If the Secretary of Economic Law determines that the antitrust law was violated, then the action may be further prosecuted by the Administrative Council of Economic Defense (known as CADE). Brazilian law provides for civil and criminal sanctions for violations of antitrust law, including fines ranging from 1% to 30% of a company’s revenue during the last fiscal year. On July 6, 2004, the Office of Economic Law of the Ministry of Justice decided not to pursue the case in light of the lack of evidence of infringement of the antitrust law. This decision will be referred to the CADE for review.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2004	674,679	$36.49	—	32,311,636
February 1 - February 29, 2004	998,718	37.82	900,000	31,411,636
March 1 - March 31, 2004	1,013,749	38.08	877,354	30,534,282

Total for quarter ended March 31, 2004	2,687,146	37.58	1,777,354	30,534,282

April 1 – April 30, 2004	2,712	35.23	—	30,534,282
May 1 – May 31, 2004	—	—	—	30,534,282
June 1 – June 30, 2004	23,654	32.11	—	30,534,282

Total for quarter ended June 30, 2004	26,366	37.53	—	30,534,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The 2004 annual meeting of shareholders of Alcoa Inc. was held on April 30, 2004.

(b)	All four nominees named in Alcoa’s 2004 proxy statement were elected to serve as Directors for a three-year term expiring in 2007.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes Cast For	Votes Withheld
Alain Belda	720,015,883	31,044,132
Carlos Ghosn	725,151,451	25,908,564
Henry B. Schacht	711,349,539	39,710,476
Franklin A. Thomas	723,313,698	27,746,317

Proposals	Votes Cast
	For	Against	Abstain	Broker Non -Votes
Approval of the 2004 Alcoa Stock Incentive Plan	535,871,861	117,378,929	11,833,072	85,976,153
Shareholder Proposals
Relating to pay disparity	80,748,695	562,842,510	21,522,765	85,946,045

Relating to change in control severance plan	126,582,171	521,179,315	17,349,083	85,949,446

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10a.	364-Day Revolving Credit Agreement, dated as of April 23, 2004

10b.	Five-Year Revolving Credit Agreement, dated as of April 23, 2004

10c.	2004 Alcoa Stock Incentive Plan

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the second quarter of 2004:

Alcoa furnished to the Commission the following reports on Form 8-K:

(1)	a Form 8-K dated April 6, 2004, furnished under Item 12, relating to Alcoa’s press release announcing its first quarter 2004 earnings;

(2)	a Form 8-K dated April 8, 2004, furnished under Item 9, relating to Alcoa’s discussions with Rusal about aluminum plants located in the Russian Federation; and

(3)	a Form 8-K dated April 22, 2004, furnished under Item 12, relating to Alcoa’s transcript and slides presented during its first quarter 2004 earnings call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 26, 2004	By	/s/ RICHARD B. KELSON
Date		Richard B. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 26, 2004	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

10(a).	364-Day Revolving Credit Agreement, dated as of April 23, 2004

10(b).	Five-Year Revolving Credit Agreement, dated as of April 23, 2004

10(c).	2004 Alcoa Stock Incentive Plan

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002