Form 10-Q
period 2004-09-30
ALCOA INC
filed 2004-10-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 21, 2004, 870,478,696 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	September 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$561	$576
Receivables from customers, less allowances of $97 in 2004 and $105 in 2003	3,013	2,559
Other receivables	224	351
Inventories (G)	2,995	2,554
Deferred income taxes	225	267
Prepaid expenses and other current assets	779	502

Total current assets	7,797	6,809

Properties, plants, and equipment, at cost	25,132	24,883
Less: accumulated depreciation, depletion, and amortization	12,880	12,342

Net properties, plants, and equipment	12,252	12,541

Goodwill	6,575	6,549
Other assets	5,642	5,320
Assets held for sale (E)	42	492

Total assets	$32,308	$31,711

LIABILITIES
Current liabilities:
Short-term borrowings	$44	$56
Accounts payable, trade	2,416	1,982
Accrued compensation and retirement costs	1,042	952
Taxes, including taxes on income	956	701
Other current liabilities	1,074	881
Long-term debt due within one year	497	523

Total current liabilities	6,029	5,095

Long-term debt, less amount due within one year (B)	6,108	6,693
Accrued postretirement benefits	2,178	2,220
Other noncurrent liabilities and deferred credits	3,274	3,390
Deferred income taxes	790	805
Liabilities of operations held for sale (E)	12	93

Total liabilities	18,391	18,296

MINORITY INTERESTS	1,362	1,340

COMMITMENTS AND CONTINGENCIES (H)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,788	5,831
Retained earnings	8,367	7,850
Treasury stock, at cost	(1,956)	(2,017)
Accumulated other comprehensive loss (I)	(624)	(569)

Total shareholders’ equity	12,555	12,075

Total liabilities and equity	$32,308	$31,711

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales (N)	$5,975	$5,310	$17,718	$15,900

Cost of goods sold	4,787	4,204	13,992	12,642
Selling, general administrative, and other expenses	315	303	974	942
Research and development expenses	44	47	132	147
Provision for depreciation, depletion, and amortization	300	291	902	878
Restructuring and other charges (F)	4	1	(22)	—
Interest expense	67	75	200	243
Other income, net (K)	(53)	(42)	(200)	(135)

Total costs and expenses	5,464	4,879	15,978	14,717

Income from continuing operations before taxes on income	511	431	1,740	1,183
Provision for taxes on income (L)	142	92	493	300

Income from continuing operations before minority interests’ share	369	339	1,247	883
Less: Minority interests’ share	71	54	194	188

Income from continuing operations	298	285	1,053	695

Loss from discontinued operations (E)	(15)	(5)	(11)	(1)

Cumulative effect of accounting change (M)	—	—	—	(47)

NET INCOME	$283	$280	$1,042	$647

EARNINGS (LOSS) PER SHARE (J)
Basic:
Income from continuing operations	$.34	$.33	$1.21	$.82
Loss from discontinued operations	(.02)	—	(.01)	—
Cumulative effect of accounting change	—	—	—	(.06)

Net income	$.32	$.33	$1.20	$.76

Diluted:
Income from continuing operations	$.34	$.33	$1.20	$.82
Loss from discontinued operations	(.02)	—	(.01)	—
Cumulative effect of accounting change	—	—	—	(.06)

Net income	$.32	$.33	$1.19	$.76

Dividends paid per common share	$.15	$.15	$.45	$.45

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30
	2004	2003
CASH FROM OPERATIONS
Net income	$1,042	$647
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	908	889
Change in deferred income taxes	(78)	(2)
Equity income, net of dividends	(49)	(60)
Noncash restructuring and other charges (F)	(22)	—
Net gain on early retirement of debt and interest rate swap settlements (B)	(58)	—
Gains from investing activities - sale of assets	(7)	(16)
Provision for doubtful accounts	19	7
Loss from discontinued operations (E)	11	1
Accounting change (M)	—	47
Minority interests	194	188
Other	28	84
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(358)	(56)
(Increase) reduction in inventories	(458)	36
(Increase) reduction in prepaid expenses and other current assets	(135)	7
Increase (reduction) in accounts payable and accrued expenses	406	(212)
Increase (reduction) in taxes, including taxes on income	225	(124)
Cash paid on early retirement of debt and interest rate swap settlements (B)	(52)	—
Cash received on long-term aluminum supply contract	—	440
Net change in noncurrent assets and liabilities	(211)	(110)
Net change in net assets held for sale	2	(30)

CASH PROVIDED FROM CONTINUING OPERATIONS	1,407	1,736
CASH USED FOR DISCONTINUED OPERATIONS	—	(39)

CASH PROVIDED FROM OPERATIONS	1,407	1,697

FINANCING ACTIVITIES
Net changes to short-term borrowings	(12)	(4)
Common stock issued for stock compensation plans	69	34
Repurchase of common stock	(68)	—
Dividends paid to shareholders	(392)	(385)
Dividends paid to minority interests	(115)	(145)
Net change in commercial paper (B)	730	(483)
Additions to long-term debt	138	288
Payments on long-term debt (B)	(1,422)	(402)

CASH USED FOR FINANCING ACTIVITIES	(1,072)	(1,097)

INVESTING ACTIVITIES
Capital expenditures	(667)	(570)
Capital expenditures of discontinued operations	—	(3)
Proceeds from the sale of assets (E)	355	23
Additions to investments	(50)	(5)
Changes in short-term investments	20	6
Other	(6)	(14)

CASH USED FOR INVESTING ACTIVITIES	(348)	(563)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	12

Net change in cash and cash equivalents	(15)	49
Cash and cash equivalents at beginning of year	576	344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$561	$393

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

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income, as reported	$283	$280	$1,042	$647
Less: compensation cost determined under the fair value method, net of tax	9	5	25	13

Pro forma net income	$274	$275	$1,017	$634

Basic earnings per share:
As reported	$.32	$.33	$1.20	$.76
Pro forma	.31	.32	1.17	.74

Diluted earnings per share:
As reported	$.32	$.33	$1.19	$.76
Pro forma	.31	.32	1.16	.74

In addition to stock option awards described above, beginning in 2004 the company granted stock awards and performance share awards that vest in three years from the date of grant. Compensation expense of $14 (pre-tax) was recognized on these awards in the first nine months of 2004.

D. Pension Plans and Other Postretirement Benefits – Effective December 31, 2003, Alcoa adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Third quarter ended September 30		Nine months ended September 30
Pension benefits	2004	2003	2004	2003
Service cost	$48	$46	$151	$146
Interest cost	155	151	464	459
Expected return on plan assets	(180)	(180)	(540)	(546)
Amortization of prior service cost	9	10	27	29
Recognized actuarial loss	15	1	45	9

Net periodic benefit cost	$47	$28	$147	$97

	Third quarter ended September 30		Nine months ended September 30
Postretirement benefits	2004	2003	2004	2003
Service cost	$8	$8	$24	$24
Interest cost	55	59	165	177
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service cost (benefit)	(2)	(8)	(6)	(24)
Recognized actuarial loss	12	10	36	30

Net periodic benefit cost	$70	$66	$210	$198

The net periodic benefit cost for postretirement benefits for the three-month and nine-month periods ended September 30, 2004 reflects a reduction of approximately $6 and $18, respectively, related to the recognition of the federal subsidy under Medicare Part D. For further details on the Medicare Part D subsidy, see Note V to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

E. Discontinued Operations and Assets Held for Sale– In September of 2004, Alcoa reclassified the protective packaging business of Ivex Packaging Corporation (Ivex) to discontinued operations based on the decision to sell the business. Therefore, the financial statements for all periods presented have been reclassified to reflect this business in discontinued operations. The Packaging and Consumer segment results do not include the results of operations of the protective packaging business. In September of 2004, a $16 after-tax charge was recorded to reflect the current fair market value of the business. The sale is expected to be completed by the end of 2004.

In the fourth quarter of 2002, Alcoa performed a portfolio review of its businesses and the markets they serve. As a result of this review, Alcoa committed to a plan to divest certain noncore businesses that did not meet internal growth and return measures. A detailed discussion of Alcoa’s 2002 divestiture plan and changes to the plan in 2003 can be found in Note B to the audited financial statements contained in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2003. Information on divestiture activities that occurred during 2004 is provided below.

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as discontinued operations included the protective packaging business of Ivex, Alcoa’s commodity automotive fasteners business, a packaging business in South America, and Alcoa’s packaging equipment business. In January of 2004, Alcoa sold its packaging equipment business to American Industrial Partners for $44 in cash and recognized an after-tax gain of $10. In February of 2004, Alcoa sold its automotive fasteners business to the Kaminski Holdings group for $17 in cash and notes receivable and recognized an additional after-tax loss of $5. In July of 2004, Alcoa sold its flexible packaging business in South America and recognized no material gain or loss. The gain and loss from these transactions are recorded in discontinued operations in the income statement.

The following table details selected financial information for the businesses included within discontinued operations.

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales	$19	$87	$76	$252
Loss from operations	—	$(6)	—	$(1)
Loss on sale of businesses	(24)	—	(17)	—

Total pretax loss	(24)	$(6)	$(17)	$(1)
Provision for taxes	9	1	6	—

Loss from discontinued operations	$(15)	$(5)	$(11)	$(1)

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale included Alcoa’s specialty chemicals business, an extrusion facility in Europe, certain extrusion facilities in Latin America, foil facilities in St. Louis, MO and Russellville, AR, as well as the protective packaging business of Ivex, Alcoa’s commodity automotive fasteners business, a packaging business in South America, and Alcoa’s packaging equipment business as described above. In February of 2004, the specialty chemicals business of Alcoa was sold to two private equity firms led by Rhone Capital LLC for an enterprise value of $342, which included the assumption of debt and other unfunded obligations. Alcoa received cash of $248 and recognized a pre-tax, pre-minority interest gain of approximately $53 ($61 after-tax, after-minority interest). The gain is included in Restructuring and Other Charges in the income statement. In April of 2004, Alcoa sold its St. Louis, MO and Russellville, AR foil facilities, as well as an extrusion facility in Europe. Alcoa received $37 in cash and no material gain or loss was recorded on these transactions.

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

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	September 30, 2004	December 31, 2003
Assets:
Receivables	$12	$114
Inventories	6	112
Properties, plants, and equipment, net	20	224
Other assets	4	42

Total assets held for sale	$42	$492

Liabilities:
Accounts payable and accrued expenses	9	18
Other liabilities	3	75

Total liabilities of operations held for sale	$12	$93

The changes in assets and liabilities of operations held for sale at September 30, 2004 compared with December 31, 2003 are due to the divestitures of Alcoa’s packaging equipment, automotive fasteners, and specialty chemicals businesses, as well as the sale of the St. Louis and Russellville foil facilities, an extrusion plant in Europe, and a packaging business in South America in 2004. The divestiture program is essentially complete, with the exception of certain Latin American extrusion facilities that remain in assets held for sale and the September 2004 decision to move the protective packaging business of Ivex into discontinued operations.

F. Restructuring and Other Charges – In the first nine months of 2004, Alcoa recorded income of $22 for restructuring and other charges, consisting of income of $31 in the first quarter, and expenses of $5 and $4 in the second and third quarters, respectively. Alcoa recorded restructuring and other charges of $4 ($4 after tax and minority interests) in the third quarter, consisting of charges of $7 for employee termination and severance costs associated with 400 salaried and hourly employees (primarily in the U.S. and Mexico), and $4 for asset impairments, partially offset by adjustments of $5 to prior year employee termination and severance cost reserves, and $2 net gains on divested businesses. As of September 30, 2004, approximately 150 of the 400 employees had been terminated.

In the second quarter of 2004, Alcoa recorded restructuring and other charges of $5 ($4 after tax and minority interests), consisting of charges of $14 for employee termination and severance costs associated with 2,700 salaried and hourly employees (primarily in Mexico and the U.S.), as the company continued to focus on reducing costs, partially offset by income of $6 associated with net gains on divested businesses and asset sales, and income of $3 resulting from adjustments to prior year employee termination and severance cost reserves. As of September 30, 2004, 2,400 of the 2,700 employees had been terminated.

In the first quarter of 2004, Alcoa recorded income of $31 ($50 after tax and minority interests) for restructurings, consisting of a $44 gain on the sale of the specialty chemicals business and charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.). As of September 30, 2004, 280 of the 380 employees had been terminated.

Approximately $17 of cash payments were made against the reserves in the first nine months of 2004. All layoffs recorded in 2004 are expected to be completed in 2004. Restructuring and other charges are not reflected in the segment results.

During 2003, Alcoa recorded income of $26 ($25 after tax and minority interests) for restructuring and other charges. The income recognized was comprised of the following components: $45 of charges for employee termination and severance costs associated with approximately 1,600 hourly and salaried employees (located primarily in Europe, the U.S., and Brazil), as the company continued to focus on cost reductions in businesses that continued to be impacted by market declines; $20 of charges related to a reduction in the estimated fair values of businesses included in assets held for sale; and $91 of income comprised of $53 primarily associated with the sale of the Latin America PET business, and $38 resulting from adjustments to prior year employee termination and severance cost reserves (in conjunction with the $38 reserve adjustment, there was a change in the number of employees to be terminated under the 2002 restructuring program from 8,500 to 6,700 employees). The 2003 restructuring program is essentially complete.

During 2002, Alcoa recorded charges of $425 ($280 after tax and minority interests) for restructurings associated with the curtailment of aluminum production at three smelters, as well as restructuring operations for those businesses experiencing negligible growth due to continued market declines and the decision to divest certain businesses that have failed to meet internal growth and return measures. The 2002 charges were comprised of $296 for asset write-downs, consisting of $113 of goodwill on businesses to be divested, as well as $183 for structures, machinery, and equipment; $105 for employee termination and severance costs related to approximately 6,700 hourly and salaried employees at over 70 locations, primarily in Mexico, Europe, and the U.S.; and charges of $31 for exit costs, principally for remediation and demolition costs, as well as lease termination costs. The 2002 restructuring program is essentially complete.

Activity and reserve balances for restructuring charges are as follows:

	Asset write-downs	Employee termination and severance costs	Other	Total
Reserve balances at December 31, 2002	$63	$166	$27	$256

2003:
Cash payments	(16)	(120)	(17)	(153)
2003 restructuring charges	—	45	—	45
Additions to 2002 restructuring charges	20	—	—	20
Reversals of 2002 restructuring charges	(53)	(38)	—	(91)
Noncash additions/reversals to the reserves in 2003	24	—	—	24

Reserve balances at December 31, 2003	$38	$53	$10	$101

2004:
Cash payments	(1)	(43)	(3)	(47)
2004 restructuring charges	4	34	(52)	(14)
Reversals of 2003 restructuring charges	—	(8)	—	(8)
Net gains on sales of assets not impacting reserve balances	—	—	52	52
Noncash charges	(4)	—	—	(4)

Reserve balances at September 30, 2004	$37	$36	$7	$80

For further details on the restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

G. Inventories

	September 30 2004	December 31 2003
Finished goods	$956	$760
Work in process	913	791
Bauxite and alumina	433	337
Purchased raw materials	483	456
Operating supplies	210	210

	$2,995	$2,554

Approximately 43% of total inventories at September 30, 2004, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $616 and $558 higher at September 30, 2004 and December 31, 2003, respectively. The increase in inventories is a result of improved market conditions.

H. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or liquidity of the company.

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

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. As of the third quarter of 2004, approximately 50% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

During 2003, the participants in the Santa Isabel project formally requested the return of the performance bond related to the license to construct the hydroelectric project. This project has been terminated.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $125 and $136 at September 30, 2004 and December 31, 2003, respectively. There have been no significant investments made in any of the other projects.

In September 2003, Alcoa signed a memorandum of understanding (MOU) with the government of the Kingdom of Bahrain to acquire up to a 26 percent equity stake in Alba, a Bahrain company that owns and operates a 512,000 metric ton per year (mtpy), four-potline aluminum smelter. Alcoa and the government were unable to reach mutually acceptable terms to finalize the terms of the MOU, and it is no longer in force. Alcoa and the government are continuing to explore other ways for Alcoa to invest in Alba.

I. Comprehensive Income

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income	$283	$280	$1,042	$647
Changes in other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	65	59	(61)	105
Minimum pension liability	—	1	—	(1)
Unrealized translation adjustments	160	110	(8)	483
Unrecognized gains (losses) on derivatives
Net change from periodic revaluations	38	4	81	75
Net amount reclassified to income (1)	(15)	(20)	(67)	(54)

Net unrecognized gains (losses) on derivatives	23	(16)	14	21

Comprehensive income	$531	$434	$987	$1,255

(1)	2004 nine-month period includes $77 associated with interest rate swap settlements that occurred in June 2004. See Note B.

J. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Income from continuing operations	$298	$285	$1,053	$695
Less: preferred stock dividends	1	1	2	2

Income from continuing operations available to common shareholders	$297	$284	$1,051	$693

Average shares outstanding – basic	870	855	870	849
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	7	4	7	3

Average shares outstanding – diluted	877	859	877	852

Options to purchase 58 million and 64 million shares of common stock at average exercise prices of $38.00 and $36.00 were outstanding as of September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

K. Other Income, Net

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Equity income	$39	$28	$110	$112
Interest income	12	11	31	29
Foreign exchange losses	(17)	(7)	(19)	(44)
(Losses) gains on sales of assets	(7)	3	1	16
Net gain on early retirement of debt and interest rate swap settlements (B)	—	—	58	—
Other income	26	7	19	22

	$53	$42	$200	$135

Other income for the third quarter and nine-month periods of 2004 included a gain of $35 for the termination of an alumina tolling arrangement. In addition, the 2004 nine-month period included a charge of $20 recognized in the first quarter of 2004 related to settlements reached in the El Campo litigation matter.

L. Income Taxes – The effective tax rate of 28.3% for the 2004 nine-month period differs from the statutory rate of 35% and the 2003 nine-month rate of 25.3% principally due to the sale of the specialty chemicals business in 2004 and lower taxes on foreign income.

M. Cumulative Effect of Accounting Change – Effective January 1, 2003, Alcoa adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under this standard, Alcoa recognized additional liabilities for asset retirement obligations (AROs), consisting primarily of costs associated with spent pot lining disposal, bauxite residue disposal, mine reclamation, and landfills. These costs reflect the legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. There were no material changes to the ARO balances during the third quarter of 2004. Additionally, Alcoa capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, principally machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. The cumulative effect adjustment recognized upon adoption of this standard was $47, consisting principally of costs to establish assets and liabilities related to spent pot lining for pots currently in operation.

N. Segment Information - The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and nine-month periods ended September 30, 2004 and 2003. For more information on segments, see Note P to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

Third quarter ended September 30, 2004	Alumina and Chemicals	Primary Metals	Flat-Rolled Products	Engineered Products	Packaging and Consumer	Other	Total
Sales:
Third-party sales	$490	$930	$1,520	$1,583	$797	$655	$5,975
Intersegment sales	341	1,039	25	4	—	—	1,409

Total sales	$831	$1,969	$1,545	$1,587	$797	$655	$7,384

ATOI	$169	$188	$62	$60	$41	$12	$532

Third quarter ended September 30, 2003
Sales:
Third-party sales	$526	$816	$1,176	$1,369	$787	$636	$5,310
Intersegment sales	258	740	17	5	—	—	1,020

Total sales	$784	$1,556	$1,193	$1,374	$787	$636	$6,330

ATOI	$113	$163	$59	$47	$56	$8	$446

Nine months ended September 30, 2004	Alumina and Chemicals	Primary Metals	Flat-Rolled Products	Engineered Products	Packaging and Consumer	Other	Total
Sales:
Third-party sales	$1,439	$2,767	$4,460	$4,704	$2,339	$2,009	$17,718
Intersegment sales	1,028	3,206	71	13	—	—	4,318

Total sales	$2,467	$5,973	$4,531	$4,717	$2,339	$2,009	$22,036

ATOI	$455	$610	$187	$200	$130	$60	$1,642

Nine months ended September 30, 2003
Sales:
Third-party sales	$1,466	$2,353	$3,528	$4,214	$2,325	$2,014	$15,900
Intersegment sales	746	2,270	52	19	—	—	3,087

Total sales	$2,212	$4,623	$3,580	$4,233	$2,325	$2,014	$18,987

ATOI	$293	$491	$168	$122	$163	$34	$1,271

The following reconciles segment information to consolidated totals.

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Total ATOI	$532	$446	$1,642	$1,271
Impact of intersegment profit adjustments	3	2	34	5
Unallocated amounts (net of tax):
Interest income	8	7	20	18
Interest expense	(44)	(49)	(130)	(158)
Minority interests	(71)	(54)	(194)	(188)
Corporate expense	(68)	(65)	(205)	(203)
Restructuring and other charges (F)	(3)	(1)	24	1
Discontinued operations (E)	(15)	(5)	(11)	(1)
Accounting change (M)	—	—	—	(47)
Other	(59)	(1)	(138)	(51)

Consolidated net income	$283	$280	$1,042	$647

The significant changes in the reconciling items between ATOI and consolidated net income for the 2004 third quarter and nine-month period compared with the corresponding 2003 periods consisted of:

•	a decrease in interest expense due to lower average debt levels and lower average effective interest rates,

•	an increase in the loss from discontinued operations due to the movement of the protective packaging business into discontinued operations and the recording of an impairment loss to reflect the current fair market value of the business, and

•	an increase in other, principally caused by the tax benefit for international tax legislation enacted in 2003 and an increase in LIFO inventory adjustments due to the increase in the price of aluminum.

The 2004 nine-month period was also negatively impacted by a $42 increase of the environmental reserve primarily for the Grasse River project and the absence of the sale of assets (primarily office space) that occurred in the first half of 2003. These were partially offset by the $58 gain recognized on the debt restructuring in the second quarter of 2004. See Note B for additional details surrounding the restructuring of debt.

The following table represents segment assets.

	September 30 2004	December 31 2003

Alumina and Chemicals	$3,258	$3,077
Primary Metals	7,819	7,398
Flat-Rolled Products	3,626	3,380
Engineered Products	6,773	6,362
Packaging and Consumer	3,054	3,038
Other	1,861	1,752

Total segment assets	$26,391	$25,007

The increase in segment assets across all segments is due to higher customer receivables and increased inventories from stronger volumes and prices in 2004.

O. Reclassifications - Certain amounts have been reclassified to conform to current period presentation.

P. Subsequent Event - On October 26, 2004, Alcoa agreed to acquire approximately a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline in exchange for an initial cash investment of $17 million and a future funding commitment of an additional $72 million which will be paid as expansions of the pipeline occur through 2008. Alcoa’s investment was made to secure a supply of natural gas to its refineries in Western Australia. In addition to its ownership interest, Alcoa maintains an on-going natural gas supply contract with the joint venture which provides for the purchase of approximately 40% of the pipeline’s production. Alcoa will account for its investment in accordance with the equity method of accounting for investments in common stock.

Report of Independent Registered Public Accounting Firm *

To the Shareholders and Board of Directors of

Alcoa Inc.

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2004, and the related unaudited condensed statements of consolidated income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 8, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note M to the unaudited condensed consolidated financial statements, Alcoa changed its method of accounting for asset retirement obligations effective January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

October 7, 2004, except for Note P,

as to which the date is October 26, 2004

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Sales	$5,975	$5,310	$17,718	$15,900
Income from continuing operations	298	285	1,053	695
Cumulative effect of accounting change	—	—	—	(47)
Net income	$283	$280	$1,042	$647

Earnings per common share:
Diluted – Income from continuing operations	$.34	$.33	$1.20	$.82
Diluted – Net income	$.32	$.33	$1.19	$.76

Shipments of aluminum products (mt)	1,274	1,225	3,833	3,624
Shipments of alumina (mt)	1,833	1,982	5,347	5,715

Alcoa’s average realized ingot price	$.85	$.71	$.84	$.69
Average 3-month LME price	$.78	$.64	$.77	$.63

Alcoa’s income from continuing operations for the 2004 third quarter and nine-month period was $298, or 34 cents per diluted share, and $1,053, or $1.20 per share, respectively. Income from continuing operations increased 5% in the 2004 third quarter and 52% in the nine-month period, as compared to the corresponding 2003 periods. Results in 2004 were favorably impacted by higher realized prices, as alumina prices rose 23% and 26% and aluminum prices climbed 20% in the 2004 third quarter and nine-month period, respectively, compared with the corresponding 2003 periods. Volume increases in the Engineered Products, Packaging and Consumer, and Flat-Rolled Products segments and the termination of an alumina tolling arrangement favorably contributed to 2004 results. The 2004 nine-month period was also favorably impacted by the gain on the specialty chemicals business that was sold in the first quarter of 2004 and the debt restructuring that occurred in the second quarter of 2004. However, the impact of a weaker U.S. dollar against other currencies, increased raw material and energy costs, the strike at the Becancour, Quebec smelter, and the effects of Hurricane Ivan in Jamaica partially offset the increase in income during 2004. The 2004 nine-month period was unfavorably impacted by litigation settlements in the first quarter of 2004.

Net income for the 2004 third quarter and nine-month period was $283, or 32 cents per share, and $1,042, or $1.19 per share, respectively, as compared to $280, or 33 cents per share, and $647, or 76 cents per share, for corresponding periods in 2003. In September of 2004, a $16 after-tax charge was recorded to reflect the current fair market value of the protective packaging business, which was reclassified into discontinued operations. The 2003 results included a cumulative effect charge of $47, or 6 cents per share, for the accounting change for asset retirement obligations under Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

Sales for the 2004 third quarter and nine-month period increased $665, or 13%, and $1,818, or 11%, respectively compared with corresponding 2003 periods. The increase in realized prices for alumina and aluminum as well as higher volumes in businesses serving the commercial transportation, distribution, aerospace, telecommunications, packaging, and residential building and construction markets drove the increase in sales. The favorable impact of foreign currency exchange movements and the consolidation of KAAL Australia (Alcoa acquired the remaining 50% interest from Kobe Steel Ltd. in October 2003.) also contributed to the sales increase. Partially offsetting these increases were the impact of divestitures, principally the specialty chemicals and Latin American PET businesses, and lower volumes in the Primary Metals segment due to the strike at the Becancour smelter as well as lower volumes in the automotive business.

Cost of goods sold (COGS) as a percentage of sales was 80.1% for the 2004 third quarter and 79.0% for the 2004 nine-month period, compared with 79.2% and 79.5% in the 2003 corresponding periods. In the 2004 third quarter, higher realized prices were more than offset by unfavorable foreign currency exchange movements and higher costs associated with energy and raw materials, the Becancour strike, the impact of Hurricane Ivan in Jamaica, and throughput issues in Australia. The decrease in the 2004 nine-month period is attributed to higher realized prices and cost savings, which more than offset the unfavorable items noted previously as well as an increase of $42 in environmental reserves that occurred in the second quarter of 2004.

Selling, general administrative, and other expenses (SG&A) for the 2004 third quarter and 2004 nine-month period increased $12, or 4%, and $32 or 3%, compared with the corresponding periods in 2003. These increases resulted from expenses associated with stock awards granted in 2004 and unfavorable foreign currency movements, which were partially offset by a reduction in deferred compensation costs. The 2004 nine-month period was also negatively impacted by the bankruptcy of an alumina customer.

The provision for depreciation, depletion, and amortization increased by 3% in both the 2004 third quarter and 2004 nine-month period, as compared to the corresponding periods of 2003. The increase is primarily due to unfavorable foreign currency exchange movements.

Restructuring and other charges resulted in expense of $4 in the 2004 third quarter and income of $22 in the 2004 nine-month period. In the third quarter of 2004, Alcoa recorded restructuring and other charges of $4 ($4 after taxes and minority interests) in the third quarter, consisting of charges of $7 for employee termination and severance costs associated with 400 salaried and hourly employees (primarily in the U.S. and Mexico), and $4 for asset impairments, partially offset by adjustments of $5 to prior year employee termination and severance cost reserves, and $2 net gains on divested businesses. As of September 30, 2004, approximately 150 of the 400 employees had been terminated. In the second quarter of 2004, a charge of $14 was recorded for employee termination and severance costs associated with 2,700 salaried and hourly employees (primarily in Mexico and the U.S.). Partially offsetting this charge were income of $6 associated with net gains on divested businesses and asset sales, and income of $3 resulting from adjustments to prior year employee termination and severance cost reserves. As of September 30, 2004, 2,400 of the 2,700 employees had been terminated. In the first quarter of 2004, income of $31 was recorded for restructuring and other charges, consisting of a gain of $44 on the sale of the specialty chemicals business, which was somewhat offset by charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.). As of September 30, 2004, 280 of the 380 employees had been terminated. Approximately $17 of cash payments were made against the reserves in the first nine months of 2004. All layoffs recorded in 2004 are expected to be completed in 2004. Restructuring and other charges are not included in the segment results.

The pre-tax income (expense) of allocating these amounts to the segment results would have been as follows:

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Alumina and Chemicals	$1	$1	$51	$1
Primary Metals	—	(1)	(5)	(7)
Flat-Rolled Products	(1)	(1)	(2)	(11)
Engineered Products	(2)	1	(10)	(26)
Packaging and Consumer	(3)	(5)	(10)	38
Other	(1)	4	(2)	5

Segment total	(6)	(1)	22	—
Corporate	2	—	—	—

Total restructuring and other charges	$(4)	$(1)	$22	$—

Interest expense for the 2004 third quarter and nine-month period decreased $8, or 11%, and $43, or 18%, from the corresponding 2003 periods, primarily due to lower average debt levels. The decrease in the 2004 nine-month period was also caused by lower average effective interest rates.

Other income for the 2004 third quarter and nine-month period increased $11, or 26%, and $65, or 48%, over the corresponding 2003 periods. The increase in the 2004 third quarter is due to the gain of $35 related to the termination of an alumina tolling arrangement and $11 of higher equity income. These were largely offset by $10 unfavorable foreign currency exchange movements, a $6 impairment of a cost basis investment, a $5 increase in expenses related to employee life insurance, as well as declines in dividend and interest income. The 2004 nine-month increase resulted from the $58 gain recognized on the restructuring of debt, the $35 gain on the termination of an alumina tolling arrangement, and $25 favorable foreign currency exchange movements, partially offset by $20 associated with litigation settlements in 2004, $15 of higher net gains on asset sales (principally office space) recognized in 2003, and an $11 increase in expenses related to employee life insurance.

The effective tax rate of 28.3% for the 2004 nine-month period differs from the statutory rate of 35% and the 2003 nine-month rate of 25.3% principally due to the sale of the specialty chemicals business in 2004 and lower taxes on foreign income.

Minority interests’ share of income from operations increased $17, or 31%, and $6, or 3%, in the 2004 third quarter and nine-month period, respectively, as compared to the same periods in 2003. The increases were partly due to higher earnings at Alcoa World Alumina and Chemicals due to higher realized prices and the gain associated with the termination of an alumina tolling arrangement. This was partially offset by Alcoa’s acquisition of the minority interest in Alcoa Aluminio in August 2003. The increase in the 2004 nine-month period was also favorably impacted by the sale of the specialty chemicals business.

Segment Information

I. Alumina and Chemicals

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Alumina production (mt)	3,546	3,493	10,721	10,291
Third-party alumina shipments (mt)	1,833	1,982	5,347	5,715

Third-party sales	$490	$526	$1,439	$1,466
Intersegment sales	341	258	1,028	746

Total sales	$831	$784	$2,467	$2,212

After-tax operating income (ATOI)	$169	$113	$455	$293

Third-party sales for the Alumina and Chemicals segment decreased 7% and 2% in the 2004 third quarter and nine-month period, compared with the corresponding 2003 periods. An increase in realized prices of 23% in the 2004 third quarter and 26% in the 2004 nine-month period, as compared to corresponding 2003 periods, was more than offset by lower third-party volumes due to higher internal demand. The increase in realized prices was also offset by the loss of revenue resulting from the sale of the specialty chemicals business in February of 2004.

Intersegment sales increased 32% in the 2004 third quarter and 38% in the 2004 nine-month period, as compared to corresponding periods in 2003, as a result of higher realized prices and increased internal demand as a result of the expiration of contracts on required third-party purchases. In the 2004 nine-month period, production increased principally at the Point Comfort, TX refinery, after startup of additional capacity during 2003.

ATOI for this segment rose 50% in the 2004 third quarter and 55% in the 2004 nine-month period, as compared to corresponding 2003 periods, due primarily to higher realized prices and the termination of an alumina tolling arrangement. Results were negatively impacted by reduced volumes, unfavorable foreign currency exchange movements, clean-up costs and lost production in Jamaica resulting from Hurricane Ivan, and throughput issues in Australia. The loss of profit associated with the sale of the chemicals business produced a negative impact on both the 2004 third quarter and nine-month periods.

Alumina prices in the fourth quarter of 2004 are expected to be flat with third quarter realizations. The third quarter benefit associated with the termination of an alumina tolling agreement will not recur in the fourth quarter.

II. Primary Metals

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Aluminum production (mt)	821	869	2,551	2,633
Third-party aluminum shipments (mt)	459	488	1,400	1,436

Alcoa’s average realized price per pound for aluminum ingot	$.85	$.71	$.84	$.69

Third-party sales	$930	$816	$2,767	$2,353
Intersegment sales	1,039	740	3,206	2,270

Total sales	$1,969	$1,556	$5,973	$4,623

ATOI	$188	$163	$610	$491

Third-party sales for the Primary Metals segment increased 14% in the third quarter of 2004 and 18% in the 2004 nine-month period, compared with the corresponding periods of 2003. The increases are due to 20% higher realized prices in both the third quarter of 2004 and the 2004 nine-month periods, partially offset by lower third-party volumes resulting from the curtailment of two potlines due to the strike at the Becancour smelter. Intersegment sales increased 40% in the third quarter of 2004 and 41% in the 2004 nine-month period primarily due to the increase in realized prices as well as increased volumes due to strengthening in the downstream aluminum fabricating businesses.

ATOI for this segment increased 15% in the 2004 third quarter and 24% in the 2004 nine-month period due to higher realized prices and higher total volumes, somewhat offset by higher costs for energy, the impact of unfavorable foreign currency exchange movements, and the effects of the strike at the Becancour smelter.

Alcoa has approximately 719,000 mt per year (mtpy) of idle capacity on a base capacity of 3,977,000 mtpy. On October 7, 2004, the workers at the Wenatchee smelter voted to accept a labor agreement. Alcoa will begin the process to restart two potlines at this facility, which has been idled since July of 2001.

Aluminum prices continue to be strong in the fourth quarter of 2004. Alcoa will continue its program of metal purchases to optimize the selling of value-added products. A resolution to the strike at the Becancour smelter would not likely generate any significant benefits in the fourth quarter, nor would the restart of the Wenatchee smelter. Higher energy costs will continue to negatively impact results.

III. Flat-Rolled Products

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt)	521	450	1,553	1,337

Third-party sales	$1,520	$1,176	$4,460	$3,528
Intersegment sales	25	17	71	52

Total sales	$1,545	$1,193	$4,531	$3,580

ATOI	$62	$59	$187	$168

Third-party sales for the Flat-Rolled Products segment increased 29% in the 2004 third quarter and 26% in the 2004 nine-month period, as compared to the same periods in 2003. The increase resulted from the acquisition of the remaining 50% interest in KAAL Australia (can sheet rolling mills) in October of 2003, higher prices, and higher volumes due to improved demand in the commercial transportation, packaging, aerospace, automotive, and industrial products markets.

ATOI for this segment increased 5% in the third quarter of 2004 and 11% for the 2004 nine-month period due to higher volumes; favorable mix; improved productivity in the sheet and plate business; and the contribution of KAAL Australia. In the 2004 nine-month period, these positive contributions were somewhat offset by a hot mill interruption at the Kitts Green facility in the U.K. and temporary throughput issues at the Tennessee can sheet facility, and these issues have been resolved.

In the fourth quarter, seasonal volume declines are expected for rigid container sheet. The commercial vehicle market, while recovering, is projected to experience seasonal softening as well. The aerospace and distribution markets are expected to continue to strengthen in the fourth quarter.

IV. Engineered Products

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt)	234	222	707	666

Third-party sales	$1,583	$1,369	$4,704	$4,214
Intersegment sales	4	5	13	19

Total sales	$1,587	$1,374	$4,717	$4,233

ATOI	$60	$47	$200	$122

Third-party sales for the Engineered Products segment increased 16% the 2004 third quarter and 12% in the 2004 nine-month period, as compared to 2003 corresponding periods, principally due to higher volumes in the businesses serving the commercial transportation, aerospace, building and construction, and distribution markets.

ATOI for this segment increased 28% in the third quarter of 2004 and 64% in the 2004 nine-month period. The increase in 2004 was principally due to higher volumes as a result of improved market conditions and increased productivity, which were slightly offset by increased pricing pressures.

The aerospace and distribution markets are expected to strengthen in the fourth quarter. Anticipated seasonal weakness in the automotive, building and construction, and commercial vehicle markets will likely mitigate such strengthening.

V. Packaging and Consumer

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt)	39	40	118	118

Third-party sales	$797	$787	$2,339	$2,325
Intersegment sales	—	—	—	—

Total sales	$797	$787	$2,339	$2,325

ATOI	$41	$56	$130	$163

Third-party sales for the Packaging and Consumer segment were relatively flat in the 2004 third quarter and nine-month period, compared with the 2003 corresponding periods. Higher volumes in the thermoformed plastics, closures, consumer products, and packaging graphics and design businesses were offset by a decline in sales due to the divestiture of the Latin America PET business in 2003.

ATOI for this segment declined 27% in the third quarter of 2004 and 20% in the 2004 nine-month period compared to 2003 corresponding periods. The higher volumes noted previously were more than offset by the negative impact of persistently higher resin costs, higher costs for metal and paper, the divestitures of the Latin America PET business and Latasa (a Latin America aluminum can business in which Alcoa had an equity interest), and the fire at the Kama packaging facility.

In the fourth quarter, seasonal weakness is expected in closures while seasonal demand for consumer products is anticipated to increase. Raw materials costs continue to increase, but pass-through opportunities may mitigate some of those increases.

VI. Other

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Third-party aluminum shipments (mt) *	21	25	55	67

Third-party sales	$655	$636	$2,009	$2,014
Intersegment sales	—	—	—	—

Total sales	$655	$636	$2,009	$2,014

ATOI	$12	$8	$60	$34

*	Third party aluminum shipments for previously reported periods have been properly adjusted to reflect international selling company activity.

Third-party sales for the Other group increased 3% in the 2004 third quarter and remained relatively flat in the 2004 nine-month period compared with 2003 corresponding periods, principally due to volume increases in the residential building products and telecommunications businesses, which were offset by lower volumes at AFL automotive, as this business continued to rebalance its customer base. The 2004 nine-month period was also negatively affected by the disposition of distribution facilities in Europe.

ATOI for this group increased 50% in the 2004 third quarter and 76% in the 2004 nine-month period, compared to corresponding 2003 periods, due to increased volumes in the telecommunications business and higher equity income from Integris Metals, Inc. (a metals distribution joint venture in which Alcoa has a 50% equity interest). These positive contributions were somewhat offset by lower volumes in the automotive businesses.

In the fourth quarter, automotive will continue to be weak based on production cuts at Ford and General Motors and platform specific cutbacks to reduce field inventories on specific models. Seasonal declines are expected in the building and construction market.

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

The following reconciles segment information to consolidated totals.

	Third quarter ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Total ATOI	$532	$446	$1,642	$1,271
Impact of intersegment profit adjustments	3	2	34	5
Unallocated amounts (net of tax):
Interest income	8	7	20	18
Interest expense	(44)	(49)	(130)	(158)
Minority interests	(71)	(54)	(194)	(188)
Corporate expense	(68)	(65)	(205)	(203)
Restructuring and other charges	(3)	(1)	24	1
Discontinued operations	(15)	(5)	(11)	(1)
Accounting change	—	—	—	(47)
Other	(59)	(1)	(138)	(51)

Consolidated net income	$283	$280	$1,042	$647

The significant changes in the reconciling items between ATOI and consolidated net income for the 2004 third quarter and nine-month period compared with the corresponding 2003 periods consisted of:

•	a decrease in interest expense due to lower average debt levels and lower average effective interest rates,

•	an increase in the loss from discontinued operations due to the movement of the protective packaging business into discontinued operations and the recording of an impairment loss to reflect the current fair market value of the business, and

•	an increase in other, principally caused by the tax benefit for international tax legislation enacted in 2003 and an increase in LIFO inventory adjustments due to the increase in the price of aluminum.

The 2004 nine-month period was also negatively impacted by a $42 increase of the environmental reserve primarily for the Grasse River project and the absence of the sale of assets (primarily office space) that occurred in the first half of 2003. These are partially offset by the $58 gain recognized on the debt restructuring in the second quarter of 2004. See Note B in Part I, Item I for additional details surrounding the restructuring of debt.

Liquidity and Capital Resources

Cash from Operations

Cash from operations was $1,407 in the 2004 nine-month period compared with $1,697 in the same period of 2003. The decrease of $290 is principally due to net increases in inventories, receivables, payables, and taxes of $171, and the absence of a $440 advance payment received in 2003 against a long-term aluminum supply contract, partially offset by the increase in net income.

Financing Activities

Cash used for financing activities of $1,072 in the 2004 nine-month period was relatively flat with cash used of $1,097 in the 2003 nine-month period.

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

Investing Activities

Cash used for investing activities was $348 in the 2004 nine-month period compared with $563 in the same period in 2003. The change of $215 was primarily due to proceeds received from the divestitures of Alcoa’s specialty chemicals, packaging equipment, and automotive fasteners businesses, as well as foil facilities, and a European extrusion facility. This was somewhat offset by cash used to acquire 44 million additional shares of Chalco to maintain Alcoa’s 8% ownership interest.

Due to the timing of spend on growth projects, Alcoa will spend approximately $1.2 billion on capital in 2004. This amount is almost $100 million lower than original projections.

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

Alcoa adjusted the reserves in the second quarter to include the $35 for the Remedial Options Study. This is in addition to the $30 previously reserved. Currently, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the Remedial Options Study are necessary to revise the scope and estimated cost of many of the current alternatives.

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

Alcoa’s remediation reserve balance at September 30, 2004 was $410 and $395 at December 31, 2003 (of which $65 was classified as a current liability in both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2004 nine-month period were approximately $25. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was increased by $40 in the 2004 nine-month period, principally due to the additional reserve recorded for the Grasse River site in the second quarter of 2004.

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

Alcoa’s aluminum commodity risk management policy is to manage, through the use of futures contracts, the aluminum price risk associated with a portion of its fixed-price firm commitments. At September 30, 2004, these contracts totaled approximately 740,000 mt with a fair value gain of approximately $144 (pre-tax).

Alcoa has also entered into certain derivatives to minimize its aluminum price risk. A portion of these derivatives do not qualify for hedge accounting treatment under U.S. GAAP, and are marked to market through earnings. These contracts totaled 76,000 mt at September 30, 2004. Additionally, in the second quarter of 2004, Alcoa entered into a long-term power supply contract that provides for increased pricing if the LME exceeds a certain price. The LME linked pricing feature in this contract is considered an embedded derivative and is also marked to market through earnings. The impact to earnings for these mark to market derivatives was a gain of $1 in the third quarter of 2004 and a loss of $1 in the 2004 nine-month period.

Alcoa purchases natural gas, fuel oil, and electricity to meet its production requirements. These purchases expose the company to the risk of higher prices. To hedge a portion of this risk, Alcoa enters into long positions, principally using futures contracts. Alcoa follows a stable pattern of purchasing these commodities; therefore, it is highly likely that anticipated purchases will occur. The fair value of these contracts was a gain of approximately $128 (pre-tax) at September 30, 2004.

Financial Risk

Currencies - Alcoa is subject to exposure from fluctuations in foreign currencies. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods commensurate with known or expected exposures, generally within three years. The fair value of these contracts was a loss of approximately $11 (pre-tax) at September 30, 2004. These contracts are principally related to foreign exchange and inflation exposure in Brazil.

Interest Rates - Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. The company has entered into pay floating, receive fixed interest rate swaps to change the interest rate risk exposure of its outstanding debt. The fair value of these swaps was a loss of approximately $15 (pre-tax) at September 30, 2004.

Alcoa previously used interest rate swaps to establish fixed interest rates on anticipated borrowings between June 2005 and June 2006. Due to a change in forecasted borrowing requirements, resulting from the early retirement of debt in June 2004 and a forecasted increase in future operating cash flows resulting from improved market conditions, it is no longer probable that the anticipated borrowings will occur in 2005 and 2006. Therefore, Alcoa recognized $33 of gains that had been deferred on previously settled swaps and $44 of additional gains to unwind the remaining interest rate swaps. These gains were recorded in other income in the second quarter of 2004. See Note B in Part I, Item I for additional information.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the “Alcoa (Point Comfort)/Lavaca Bay Site” on the National Priorities List, and Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA docket no. 6-11-94, concerning the site. The administrative order required the company to conduct a remedial investigation and feasibility study under EPA oversight. Following submission by the company of all required information, in December 2001, the EPA issued its Record of Decision selecting the final remedial approach for the site, which is fully reserved. In addition, the company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for Lavaca Bay. The cost of such restoration is reserved. Alcoa does not believe that any additional liability for this site is reasonably possible. The company and the responsible federal and state government agencies have now negotiated Consent Orders to implement the remedial and restoration remedies. Following signature by the company and the agencies, entry of the Consent Orders in federal court is anticipated during the fourth quarter of 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2004	674,679	$36.49	—	32,311,636
February 1 - February 29, 2004	998,718	37.82	900,000	31,411,636
March 1 - March 31, 2004	1,013,749	38.08	877,354	30,534,282

Total for quarter ended March 31, 2004	2,687,146	37.58	1,777,354	30,534,282

April 1 - April 30, 2004	2,712	35.23	—	30,534,282
May 1 - May 31, 2004	—	—	—	30,534,282
June 1 - June 30, 2004	23,654	32.11	—	30,534,282

Total for quarter ended June 30, 2004	26,366	32.43	—	30,534,282

July 1 - July 31, 2004	21,598	31.97	—	30,534,282
August 1 - August 31, 2004	11,778	32.14	—	30,534,282
September 1 - September 30, 2004	31,048	32.31	—	30,534,282

Total for quarter ended September 30, 2004	64,424	32.17	—	30,534,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 6. Exhibits.

(a) Exhibits

10a.	Form of Agreement for Stock Option Awards under the 2004 Alcoa Stock Incentive Plan

10b.	Form of Agreement for Stock Awards under the 2004 Alcoa Stock Incentive Plan

10c.	Form of Agreement for Performance Share Awards under the 2004 Alcoa Stock Incentive Plan

10d.	Alcoa Inc. Rules for Stock Option Awards revised January 1, 2004

10e.	Alcoa Inc. Rules for Stock Awards effective January 1, 2004

10f.	Alcoa Inc. Rules for Performance Share Awards effective January 1, 2004

10g.	2004 Summary Description of the Alcoa Incentive Compensation Plan

10h.	Amended and Restated Dividend Equivalent Compensation Plan

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

Alcoa Inc.

October 26, 2004 Date	By	/s/ RICHARD B. KELSON
Richard B. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 26, 2004 Date	By	/s/ CHARLES D. MCLANE, JR.
Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

10a.	Form of Agreement for Stock Option Awards under the 2004 Alcoa Stock Incentive Plan

10b.	Form of Agreement for Stock Awards under the 2004 Alcoa Stock Incentive Plan

10c.	Form of Agreement for Performance Share Awards under the 2004 Alcoa Stock Incentive Plan

10d.	Alcoa Inc. Rules for Stock Option Awards revised January 1, 2004

10e.	Alcoa Inc. Rules for Stock Awards effective January 1, 2004

10f.	Alcoa Inc. Rules for Performance Share Awards effective January 1, 2004

10g.	2004 Summary Description of the Alcoa Incentive Compensation Plan

10h.	Amended and Restated Dividend Equivalent Compensation Plan

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002