Form 10-K
period 2004-12-31
ALCOA INC
filed 2005-02-18
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29 billion. As of February 11, 2005, there were 871,519,916 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant’s 2004 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report and Proxy Statement. Any reference in this report to disclosures in the Annual Report or Proxy Statement shall constitute incorporation by reference of that specific disclosure into this Form 10-K.

ALCOA INC.

Formed in 1888, Alcoa Inc. is a Pennsylvania corporation with its principal office in Pittsburgh, Pennsylvania. In this report, unless the context otherwise requires, Alcoa or the “company” means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.

The company’s Internet address is http://www.alcoa.com. Alcoa makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov.

PART I

Item 1. Business.

Description of the Business

Information describing Alcoa’s businesses can be found in the Annual Report at the indicated pages:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations- Overview - Results of Operations – Earnings Summary	24-28
Notes to Consolidated Financial Statements
Note B. Discontinued Operations and Assets Held for Sale	47
Note D. Restructuring and Other Charges	48
Note F. Acquisitions and Divestitures	50
Segment Reviews:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina and Chemicals	29*
Primary Metals	29*
Flat-Rolled Products	30*
Engineered Products	30*
Packaging and Consumer	31*
Other	31*
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	54

*	Excluding captions, charts, diagrams and related notes.

Overview

Alcoa is the world’s leading producer of primary aluminum, fabricated aluminum, and alumina, and is active in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent approximately two-thirds of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings, industrial fasteners, vinyl siding, consumer products, food service and flexible packaging products, plastic closures and electrical distribution systems for cars and trucks. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, consumer products, building and construction, and industrial applications.

Alcoa’s operations consist of five worldwide segments: Alumina and Chemicals, Primary Metals, Flat-Rolled Products, Engineered Products, and Packaging and Consumer. Alcoa businesses that are not reported to management as part of one of these five segments are combined and reported as “Other.”

The Alumina and Chemicals segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Generally, Alcoa owns 60% and Alumina Limited (formerly WMC Limited) owns 40% of these entities. For more information on AWAC, see Exhibit Nos.10(a) through 10(e) to this report.

Alcoa Aluminio S.A. (Aluminio), an integrated aluminum producer in Brazil, is a wholly-owned subsidiary of Alcoa. Aluminio operates mining, refining, smelting and fabricated products facilities at various locations in Brazil. In August 2003, Alcoa acquired the 40.9% shareholding in Aluminio held by affiliates of Camargo Correa S.A. (collectively the “Camargo Group”). Prior to the acquisition, Alcoa had owned approximately 59% of Aluminio and the Camargo Group had been the principal minority shareholder since 1984. For more information on this acquisition, see Note F to the financial statements.

Recent Developments

In January 2005, Alcoa completed its acquisition of RUSAL’s controlling interests in two fabricating facilities in Samara and Belaya Kalitva in the Russian Federation for $257 million in cash.

In early January 2005, the company and BHP Billiton announced that they had completed the sale of their respective equity interests in Integris Metals, Inc., a metals service center company engaged in the processing and distribution of metals, to Ryerson Tull for $410 million in cash plus assumption of debt, which was approximately $234 million. Alcoa and BHP Billiton each owned 50% of Integris Metals.

In December 2004, Alcoa signed a letter of intent with Fujikura Ltd. of Japan in which Alcoa will obtain complete ownership of the Alcoa Fujikura Ltd. (AFL) automotive business based in Detroit, MI, and Fujikura will obtain complete ownership of the AFL telecommunications business, based in Nashville, TN. Alcoa and Fujikura currently hold a 51-49% respective ownership of both through the AFL joint venture. The transaction, expected to be implemented through a share exchange by Fujikura of all of its AFL shares for all shares in a new telecommunications subsidiary, including cash, is expected to be completed in the first half of 2005.

Also in December 2004, the company announced that it had sold a portion of its interest in the Juruti (Brazil) bauxite project to AWAC. In exchange for Alcoa’s interest in the Juruti project, Alumina Limited, Alcoa’s partner in AWAC, contributed $40 million to AWAC.

In October 2004, Alcoa announced a reorganization of its management structure to better align itself with global markets. Alcoa created a new global primary business to serve the aluminum and alumina markets, and a new global extruded products business. It also created an integrated North American & European business to serve the mill products markets. The rigid packaging business, with major operations in the U.S. and Australia, will be organized into a new global business group, and combined with Alcoa’s Asia operations and the global industrial foil business. These four new businesses, along with two existing global businesses serving the packaging and transportation markets, will give Alcoa a more simplified structure better suited to serve its customers.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from reserves held by AWAC, from the company’s interests in Brazil, and under both long-term and short-term contracts and mining leases. In 2004, Alcoa consumed 31.0 million metric tons (mt) of bauxite from its own reserves, 6.9 million mt from related third parties and 2.7 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active1 Bauxite Interests

Country	Project	Mining Rights (% Entitlement )	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045

Brazil	Poços de Caldas	Aluminio (100%)	2017	[3]

Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[4] (100%)	2038	[5]

Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[6] (50%) Clarendon Alumina Production Ltd.[7] (50%)	2042

Suriname	Lelydorp	BHP Billiton (45%) Suriname Aluminum Company, L.L.C. (Suralco)[6] (55%)	2033	[8]

	Coermotibo	BHP Billiton (45%) Suralco (55%)	2033	[8]

[1]	Alcoa also has interests at the following locations that are bauxite reserves or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau (Australia), Juruti (Brazil), and Kaimangrasi, Klaverblad, Brownsberg, Coermotibo DS, Lely Mountains, and Nassau (eastern Suriname). Aluminio holds an 8.6% interest, Abalco S.A. (Abalco) holds a 4.6% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in Mineração Rio do Norte S.A. (MRN), a mining company jointly owned with affiliates of Alcan Inc. (Alcan), Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. MRN owns the Trombetas bauxite-mining project in Brazil. Aluminio and Abalco purchase bauxite from MRN under long-term supply contracts. AWA LLC has agreed to purchase bauxite from the Trombetas project through 2019. In December 2004, Alcoa announced that it entered into an agreement with Alumina Limited to sell a portion of Alcoa’s interests in the Juruti (Brazil) bauxite project to AWAC. In exchange, Alumina Limited, Alcoa’s partner in AWAC, contributed $40 million to AWAC. The Juruti deposit is being considered for development to supply bauxite to AWAC and third party operations, including the Alumar refinery.
[2]	AofA is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.
[3]	Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the complete exhaustion of the deposit. Based on proven bauxite reserves and the currently anticipated needs of the Poços de Caldas alumina refinery, Aluminio estimates that the concessions will last at least until 2017. Depending, however, on the refinery’s actual and future needs, the rate at which the deposits are explored and government approval, the concessions may be extended to (or expire at) a later (or an earlier) date.
[4]	AWA LLC owns a 45% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in a 10,000 square-mile area in northwestern Guinea.
[5]	Alcoa has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.
[6]	This entity is part of the AWAC group of companies, owned 60% by Alcoa and 40% by Alumina Limited.
[7]	Clarendon Alumina Production Ltd. is a wholly-owned subsidiary of the Government of Jamaica.
[8]	While mining rights extend until 2033, bauxite reserves proven to date extend until 2023.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,000		2,000
	Pinjarra	AofA (100%)	3,500	[4]	3,500
	Wagerup	AofA (100%)	2,300		2,300
Brazil	Poços de Caldas	Aluminio (100%)	300		300
	Alumar	Abalco[3] (18.9%) Alcan[5] (10%) Aluminio (35.1%) BHP Billiton[5] (36%)	1,380		745
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (50%) Clarendon Alumina Production Ltd. (50%)	1,250		625
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,330		1,330
Suriname	Suralco	BHP Billiton[5] (45%) Suralco (55%)	2,007		1,104
U.S.	Point Comfort, Tex.	AWA LLC[3] (100%)	2,305		2,305

TOTAL			16,372		14,209

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.
[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For sites owned by AWAC entities, Alcoa takes 100% of the production from these facilities.
[3]	This entity is part of the AWAC group of companies, owned 60% by Alcoa and 40% by Alumina Limited.
[4]	In 2004, Alcoa received the Western Australian Government’s environmental approval for its previously announced Pinjarra alumina refinery efficiency upgrade, which will increase production at the facility by 600,000 mt per year. Completion of the upgrade is expected by the end of 2005.
[5]	The named company or an affiliate holds this interest.

In December 2004, AWAC and the Government of Jamaica signed an agreement in principle to expand the Jamalco alumina refinery in Clarendon, Jamaica by at least an additional 1.5 million mt per year (mtpy). The expansion will more than double the refinery’s total capacity to at least 2.8 million mtpy. In addition, AWAC ownership in the refinery will increase from 50% to 70%. The Government of Jamaica through Clarendon Alumina Production, Ltd. will continue to own the remaining 30%. A final decision to move forward on the project is expected to be made in the first half of 2005. Upon approval, it is expected that the expansion project will be completed by the end of 2007.

In November 2004, AWA LLC, Alcan Inc. and the Government of the Republic of Guinea signed a protocol for developing jointly a 1.5 million mtpy alumina refinery in Guinea, West Africa. This protocol sets out the items and framework for the alumina refinery project that will be negotiated as part of the memorandum of understanding (MOU) signed by AWA LLC and Alcan in May 2004. A detailed feasibility study for the refinery is expected to be completed by mid-2005, with construction to begin shortly thereafter. The refinery, which would be operated by Alcoa, would be expected to have an initial 1.5 million mtpy capacity, with expansion capability. Production is expected by early 2008.

Alcoa and other joint venture owners of the Alumar refinery in São Luís, Brazil have expedited the engineering efforts and work toward securing permits for the 2 million mtpy expansion of the Alumar alumina refinery. The expansion calls for a retrofit of the existing unit and the addition of a second, state-of-the-art unit at the refinery. Upon completion, the facility’s capacity will be 3.3 million mtpy. It is expected that the project will be completed by early 2007.

In January 2003, Suralco and BHP Billiton signed an MOU with the Government of Suriname providing for (i) continuation and expansion of mining and refining activities in eastern Suriname and (ii) various exploration and other activities over the next two years relating to the feasibility of bauxite and alumina investments in western Suriname. Under the MOU, Suralco and BHP Billiton have exclusive rights in western Suriname and have committed to spend up to $8.5 million over 21-25 months to explore this opportunity, shared 55% (Alcoa) and 45% (BHP Billiton).

In 2003 Suralco broke ground on its capacity expansion at the Paranam alumina refinery in Suriname by 250,000 mtpy, an increase of approximately 13% that will bring total capacity of the plant to approximately 2.2 million mtpy. The expansion is substantially completed as of February 2005, six months ahead of schedule. Suralco and BHP Billiton have also signed an agreement extending the terms of their existing joint venture agreement on bauxite mining and alumina refining in eastern Suriname to 2025.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	185		185
	Portland	AofA (55%) CITIC (22.5%) Marubeni (22.5%)	353		194
Brazil	Poços de Caldas	Aluminio (100%)	90		90
	São Luís (Alumar)	Aluminio (53.66%) BHP Billiton (46.34%)	375		201
Canada	Baie Comeau, Que.	Alcoa (100%)	438		438
	Bécancour, Que.	Alcoa (74.95%) Aluminium Pechiney (25.05%)	409	[3]	307	[3]
	Deschambault, Que.	Alcoa (100%)	254		254
Italy	Fusina	Alcoa (100%)	44		44
	Portovesme	Alcoa (100%)	149		149
Spain	Avilés	Alcoa (100%)	88		88
	La Coruña	Alcoa (100%)	84		84
	San Ciprián	Alcoa (100%)	218		218
U.S.	Evansville, Ind. (Warrick)	Alcoa (100%)	309	[4]	309	[4]
	Frederick, Md. (Eastalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	195		119
	Badin, N.C.	Alcoa (100%)	120	[5]	120	[5]
	Massena, N.Y.	Alcoa (100%)	130	[6]	130	[6]
	St. Lawrence, N.Y.	Alcoa (100%)	125	[6]	125	[6]
	Mount Holly, S.C.	Alcoa (50.33%) Century Aluminum Company (49.67%)	224		113
	Alcoa, Tenn.	Alcoa (100%)	215		215
	Rockdale, Tex.	Alcoa (100%)	267	[7]	267	[7]
	Ferndale, Wash. (Intalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	278	[8]	170	[8]
	Wenatchee, Wash.	Alcoa (100%)	184	[9]	184	[9]

TOTAL			4,734		4,004

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.
[2]	The figures in this column include the minority interests in facilities owned by AofA. Alcoa takes 100% of the production from these facilities.
[3]	In July 2004, Alcoa cut production from two pot lines to one at the Bécancour aluminum smelter due to a strike at the facility, cutting production to one third of the facility’s capacity. In November 2004, the Syndicat des Métallurgistes unis d’ Amerique (local 9700) approved a new five-year labor agreement at the Bécancour smelter. With the new agreement, Alcoa plans to restart the two idled potlines, with full production expected to be reached by the end of April 2005.
[4]	The Warrick facility currently has one idled potline.
[5]	The Badin, North Carolina facility has been idled since August 2002.
[6]	In August 2004, Alcoa announced that it would restart 60,000 mtpy of capacity at its Massena and St. Lawrence, New York facilities which had been idled in May 2003. Upon completion of the restart, the smelters will operate at capacity.
[7]	Two (of eight) potlines were physically removed from the Rockdale, Texas facility.

[8]	In November 2003, Alcoa idled an additional potline. Currently, one potline is operating.
[9]	The Wenatchee, Washington facility has been idled since July 2001. In October 2004, Alcoa announced that workers at the facility, represented by the United Steelworkers of America and the Aluminum Trades Council of Wenatchee, Washington, accepted a new labor agreement. Two of the four lines at the smelter are expected to be restarted by mid-2005, based on availability of acceptable power contracts.

In 2004, Alcoa made significant progress toward restarting smelting capacity at the Wenatchee, Washington; Bécancour, Canada; and Massena and St. Lawrence, New York facilities. Once these restarts are complete, Alcoa will have 361,000 mtpy of idle capacity on a base capacity of 4,004,000 mtpy.

In January 2005, Alcoa and the Government of the Republic of Ghana announced that they signed an MOU to evaluate the development an integrated aluminum industry in Ghana that would include bauxite mining, alumina refining, aluminum production and rail transportation infrastructure upgrades. Alcoa will now work with the Government to conduct expedited feasibility studies, including a study on the creation of an alumina refinery with an initial capacity of up to 1.5 million mtpy. These studies are expected to be completed in 2006, at which time the parties would negotiate definitive agreements on mining, refining, smelting, rail upgrades and ownership structure, as well as total investment costs. The MOU also calls for the initial restart of three of the five existing potlines, representing 120,000 mtpy, at the Tema, Ghana smelter owned by Volta Aluminum Company Limited (Valco). Valco is owned 90% by the Government of the Republic of Ghana and 10% by Alcoa’s subsidiary, Reynolds Metals Company. The smelter, which is currently idled, will be restarted as soon as practical under an interim power rate agreement with the Volta River Authority, with alumina supply arranged by Alcoa.

In November 2004, Alcoa announced that it will invest approximately $284 million to build a new anode plant in Mosjøen, Norway. The facility, which will be built together with Elkem ASA, will produce anodes for Alcoa’s Fjardaál, Iceland and Elkem Aluminium ANS’ Mosjøen, Norway smelters. Construction of the anode plant, which is contingent on government approvals, is expected to be completed by 2007.

In October 2004, Alcoa announced that the 2003 MOU between it and the Government of the Kingdom of Bahrain was no longer in force. Under the terms of that MOU, Alcoa would have acquired a 26% stake in Alba, a Bahrain company that owns and operates an aluminum smelter with 512,000 mtpy of capacity. The company and the Government were unable to reach mutually acceptable terms to finalize the terms of the MOU.

In September 2004, Alcoa announced the start of an environmental impact assessment under terms of reference established by the Trinidad and Tobago Environmental Authority for a potential aluminum smelter in southwest Trinidad. This followed the signing in May 2004 by Alcoa and the Government of the Republic of Trinidad and Tobago of an MOU for a state-of-the-art, low emission smelter with a capacity of at least 250,000 mtpy. The MOU calls for Alcoa to take at least a 60% ownership stake in the smelter, with a Government state enterprise having responsibility for the remainder. Alcoa will take a lead role in the management and operation of the smelter and will have a right to 60% of the metal produced, with the Government state enterprise having a right to the remaining 40%, but with the commitment to make this metal available to downstream investors, including Alcoa.

In July 2004, Alcoa broke ground on its new 322,000 mtpy Fjardaál aluminum smelter in East Iceland. Bechtel Group, Inc. and its partner, HRV, an Icelandic engineering consortium, will manage the smelter construction. The smelter is scheduled to begin production in the spring of 2007. In January 2005, an Icelandic district court found, in part, in favor of a plaintiff who was challenging the Icelandic Planning Agency’s procedures in performing the environmental assessment which resulted in an Environmental Operating Permit being issued to the Fjardaál smelter. The case has been appealed to the Icelandic Supreme Court by both sides. The actual impact of the decision is unknown at this time.

In July 2004, Alcoa announced that Aluminio would expand capacity at its share of the São Luís (Alumar) aluminum smelter by 30% or 63,000 mtpy, bringing Aluminio’s share of smelting capacity there to 262,000 mtpy. When complete, Alcoa’s share of output from the overall smelter will grow from 54 to 60%. Construction of the expansion began in the fourth quarter of 2004, with production expected to begin in the fourth quarter of 2005.

In June 2004, Alcoa announced that despite good faith negotiations between the company and the Quebec Government, it could not reach an agreement that would have allowed Alcoa to implement its previously announced plan to expand and upgrade its Baie Comeau, Quebec aluminum smelter. Despite this situation, Alcoa intends to keep the smelter in operation at least until 2010, as long as environmental requirements, energy availability and market conditions will allow.

In February 2004, Alcoa sold its 10% stake in the Alscon smelter in Ikot Abasi, Nigeria to the Federal Government of Nigeria. The Alscon smelter was 70% owned by the Federal Government and 20% held by Ferrostaal AG. Only a portion of the facility has ever been operated and has been idle since mid-1999. The Bureau of Public Enterprise, an agency of the Nigerian Government, is working to privatize Alscon. In connection with the sale, the company also terminated its entitlement to purchase all aluminum produced at the smelter for export.

Alcoa also will explore the aluminum smelting and associated hydroelectric power opportunities in western Suriname. In January 2003, Suralco signed an MOU with the Government of Suriname providing for an initial 18-month exclusive period of investigation of the feasibility of smelting and associated hydroelectric power investment in western Suriname. In December 2004, the parties agreed to extend the MOU through December 31, 2005. Under the MOU Alcoa has budgeted $1.5 million - $7.5 million in expenditures over this period to assess the investment potential and, if favorable, to negotiate an investment agreement with the Government.

Alcoa owns interests in the following primary aluminum facilities that are accounted for on the equity or cost basis method. The capacity associated with these facilities is not included in Alcoa’s consolidated capacity.

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)
Germany	Hamburg	Alcoa (33.33%) Austria Metall AG (33.33%) Norsk Hydro (33.33%)	132
Ghana	Tema	Alcoa (10%) Government of the Republic of Ghana (90%)	200	[2]
Norway	Lista	Alcoa (50%) Elkem ASA (50%)	94
	Mosjøen	Alcoa (50%) Elkem ASA (50%)	188
Venezuela	Alcasa	Alcoa (7.31%) Corporación Venezolana de Guayana (CVG) and Japanese Interests (92.69%)	210

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.
[2]	In 2003, the smelter was idled due to a power shortage. In 2004, Kaiser Aluminum & Chemical Corporation sold its 90% interest in the facility to the Government of the Republic of Ghana.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the company’s primary aluminum costs. Alcoa generates approximately 24% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and material long-term power arrangements for Alcoa’s smelters.

North America - Electricity

For its 13 North American smelters, the company (largely through its wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI)) generates approximately 25% of the power requirements, and generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects consisting of eight dams under Federal Energy Regulatory Commission (FERC) licenses. The Tapoco hydroelectric project received its new license in January 2005; the Yadkin hydroelectric project license is up for renewal in 2008.

In the Pacific Northwest, Alcoa has a contract with Chelan County Public Utility District located in the State of Washington that is sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In addition, Alcoa has a contract through September 2006 for a limited amount of power from the Bonneville Power Administration (BPA) that can be used at the Wenatchee smelter as well as at the Intalco smelter. Alcoa is currently returning part of its BPA power through the end of the contract period.

The company, through APGI, generates substantially all of the power used at its Warrick smelter using nearby coal reserves. A 1996 coal supply contract satisfies up to 70% of the smelter’s fuel requirements through June 2006. Annual contracts satisfy the remainder of the fuel requirements. In April 2001, under the terms of an operating agreement, the company assumed operation of the power plants that supply the Warrick smelter from Southern Indiana Gas & Electric Company until at least 2008.

Power for the Rockdale smelter is generated by company-owned generating units and TXU Generation Company LP-owned generating units, both using lignite supplied by the company’s Sandow Mine. The company is in the process of opening a new lignite mine, the Three Oaks Mine, on adjacent land it owns or controls. Company-owned generating units supply about one half of the total electricity requirements of the smelter, although this capacity will retire not later than 2007. TXU Generation Company LP supplies the balance through a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price.

APGI hydroelectric facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. APGI received a renewed 40-year FERC license for the Tapoco project in 2005. The Tennessee smelter also purchases power from the Tennessee Valley Authority under a contract that extends to 2010. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing, Inc.

In the Northeast, the purchased power contracts for the Massena and St. Lawrence, New York smelters expire not earlier than June 30, 2013, following their extension for 10 years upon New York Power Authority having relicensed one of its hydroelectric projects. The company, however, may terminate either of these contracts with one year’s notice.

The Deschambault and Bécancour smelters located in Quebec purchase electricity under long-term contracts with Hydro-Quebec that expire in 2014, subject to extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 65% of its power needs under the Hydro-Quebec contract and receives the rest of its power needs from a 40%-owned hydroelectric generating company, Manicouagan Power Company.

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

Brazil - Electricity

The Alumar smelter conducted an auction to purchase electric power for the period from July 2004 to December 2024, as its prior agreement expired in June 2004. Centrais Eléctricas do Norte do Brasil S.A. – Eletronorte won the auction, and a new electric power supply contract was entered into in June 2004.

Aluminio participates in a consortium that owns the Machadinho hydroelectric power plant in southern Brazil, which began to generate power at full capacity in 2002. Aluminio receives its share of the plant’s output, which is sufficient to cover the remaining 51% of its operating needs at the Poços de Caldas smelter.

Aluminio also has a 42% interest in Energética Barra Grande S.A. – BAESA, which is building the Barra Grande hydroelectric power plant in southern Brazil. Barra Grande is expected to reach full generating capacity in 2006. Aluminio’s share of the project will cover an additional portion of its currently purchased needs at the Poços de Caldas smelter.

Europe - Electricity

The company purchases electricity for its Italian smelters in the recently deregulated market, under annual contracts and special conditions expiring in December 2005 for the Fusina smelter, and in June 2007 for the Portevesme smelter, which benefits from some new measures applicable to heavy industry located on the island of Sardinia. These new measures are, however, under a state aid inquiry by the European Union (EU), and the Italian government will respond to the EU in the first half of 2005.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations expiring in December 2006, which possibly may be extended to 2010.

Iceland – Electricity

As noted above, Alcoa broke ground in 2004 on construction of its new Fjarðaál smelter in Eastern Iceland. Central to those arrangements is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, will build a dam and power project, and supply competitively priced electricity to the smelter.

Minority Interests - Electricity

The smelters in Germany, Ghana, Norway and Venezuela, in which Alcoa has only an equity stake and is not the operational manager, have made a variety of long-term electricity purchase arrangements, under the managing partner or entity. The power contract for Germany runs through December 2005; discussions are underway with the supplier, HEW, regarding a possible extension. The other contracts are up for renewal at various times, the majority of them in the period from 2011 to 2020.

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

Australia - Natural Gas

AofA holds a 20% equity interest in a consortium which bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the North West gas fields to Alcoa’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries.

Sources and Availability of Raw Materials

The major purchased raw materials in 2004 for each of the company’s segments are listed below.

Alumina & Chemicals	Primary Metals
bauxite	alumina
caustic soda	aluminum fluoride
electricity	calcined petroleum coke
fuel oil	carbon
natural gas	cathode blocks
caustic soda
electricity
liquid pitch
natural gas
silicon carbide

Flat-Rolled Products	Engineered Products
alloying materials	cobalt
aluminum scrap	electricity
coatings	natural gas
electricity	nickel
natural gas	nitrogen
primary aluminum (rolling ingot)	primary aluminum (billet)
steel
titanium

Packaging & Consumer	Other
aluminum	aluminum tape
electricity	copper
natural gas	glass fiber
paper	photopolymer
polyethylene resin compound	polyvinyl chloride resin compound
polypropylene resin compound
polyvinyl chloride resin compound

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

Alcoa’s other significant joint ventures and investments are as follows:

Alcoa Fujikura Ltd. Alcoa Fujikura Ltd. (AFL), a global joint venture headquartered in Franklin, Tennessee, is currently owned 51% by Alcoa and 49% by Fujikura Ltd. AFL produces and markets electronic and electrical distribution systems for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL subsidiaries provide EF&I (engineer, furnish and install) services to the telecom and CATV industries. In December 2004, Alcoa and Fujikura signed a Letter of Intent in which Alcoa will obtain complete ownership of the AFL automotive business. The transaction, which is expected to be implemented through a share exchange by Fujikura of all of its AFL shares for all shares in a new telecommunications subsidiary, including cash, should be completed in the first half of 2005.

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

Bohai. Alcoa and the CITIC Group are currently in discussion to undertake an expansion of a facility producing aluminum rolled products, including foil, in Qinghuangdao, China. Requests have been made to the Government of China for approval.

Elkem Aluminium ANS. This Norwegian partnership is owned 50% by Alcoa and 50% by Elkem ASA, with Elkem as managing partner. The partnership is the second largest aluminum producer in Norway and operates two plants: Mosjøen and Lista. These facilities supply extrusion billets, rolling ingots and foundry ingots to leading rolling mills, extrusion plants and foundries in Europe. Alcoa holds a 46.5% investment in Elkem ASA, one of Norway’s largest industrial companies and a leading supplier of metals and materials. On February 8, 2005, Alcoa received a tender offer from Orkla ASA to purchase its 46.5% stake in Elkem ASA. Alcoa is currently in the process of evaluating the offer, which remains open through March 8, 2005.

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

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its businesses and at the Alcoa Technical Center near Pittsburgh. Expenditures for R&D activities were $182 million in 2004, $190 million in 2003 and $209 million in 2002.

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

During 2004, the company continued work on new developments in inert anode technology and the pursuit of patent protection in jurisdictions throughout the world related to these advanced technologies. Progress has been successful in many respects as a result of anode assembly testing, although there remain technical and cost targets to overcome. Technical targets include improvement of anode life, optimization of pot operating conditions and maintenance of metal purity. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use.

Environmental Matters

Information relating to environmental matters is included in three areas of the Annual Report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Environmental Matters” on pages 33 and 34, in Note A to the financial statements under the caption “Environmental Expenditures” on page 45 and in Note Y to the financial statements on pages 61 and 62.

Employees

Total worldwide employment at year-end 2004 was 119,000 people.

In November 2004, the Syndicat des Métallurgistes unis d’ Amerique (local 9700) approved a new five-year labor agreement at the Bécancour, Quebec smelter.

In October 2004, Alcoa and the United Steelworkers of America (USWA) and the Aluminum Trades Council of Wenatchee, Washington, an affiliate of the USWA, reached an agreement at Alcoa’s idled smelter in Wenatchee. Upon union approval of the agreement, Alcoa took steps to restart two of the four lines at the smelter, which has been idled since July 2001. The restart is expected to be completed by mid-2005.

Also in October 2004, Alcoa and the USWA jointly announced that the parties had resolved their dispute over contracting-out work that resulted in four Alcoa locations being served with 5-day notices. Union members at Alcoa plants in Alcoa, Tennessee; Evansville, Indiana; Rockdale, Texas; and Davenport, Iowa each asked for five days of talks with Alcoa management in July 2004 regarding grievances involving subcontracting.

On October 12, 2001, the USWA ratified a new five-year labor agreement that covers 19 locations in the United States and about 12,000 employees. The contract is effective from June 1, 2001 through May 31, 2006.

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

Risk Factors

In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis in the Annual Report, the following are some of the important factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

•	Alcoa is the world’s leading producer of primary aluminum, fabricated aluminum, and alumina. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Although Alcoa uses contractual arrangements with customers, as well as forward, futures and options contracts, to manage its exposure to the volatility of LME-based prices, and is product and segment diversified, Alcoa’s results of operations could be affected by material adverse changes in economic or aluminum industry conditions generally or in the markets served by Alcoa, including the transportation, building, construction, distribution, packaging, industrial gas turbine and other markets.

•	Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;

•	significant increases in natural gas prices;

•	unavailability of electrical power due to droughts;

•	interruptions in energy supply due to equipment failure or other causes; or

•	inability to extend contracts upon expiration on economical terms.

•	Alcoa’s ability to grow earnings will be affected by increases in the cost of raw materials, including caustic soda, calcined petroleum coke and resins, in addition to energy. Alcoa may not be able to offset fully the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs.

•	As part of its strategy for growth, Alcoa has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to Alcoa or that targeted completion dates will be met.

•	Alcoa has investments, activities and significant expansion projects in numerous countries outside the U.S. and in emerging markets, including Australia, Brazil, China, Guinea, Iceland, India, Jamaica, Korea, Mexico, Russia, Suriname and Trinidad. These significant expansion projects are in various stages of development and, depending on business and/or regulatory circumstances, may not be completed. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa’s results of operations.

•	Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries in which Alcoa operates, could affect its revenues, expenses and results of operations. In particular, lower valuation of the U.S. dollar against other currencies, particularly the Australian dollar, may affect profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.

•	The markets for most aluminum products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations.

•	A significant downturn in the business or financial condition of a key customer or customers supplied by Alcoa could affect Alcoa’s results of operations in a particular period.

•	Alcoa has undertaken and may continue to undertake productivity and cost-reduction initiatives to improve performance, including deployment of company-wide business process models, such as the Alcoa Business System and the Alcoa Enterprise Business Solution, an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software. Alcoa also has undertaken a three-year cost savings challenge aimed at eliminating $1.2 billion in costs by the end of 2006. There can be no assurance that these initiatives will be completed or beneficial to Alcoa or that any estimated cost savings from such activities will be realized.

•	Alcoa is working on new developments in advanced smelting process technologies, including inert anode technology. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

•	Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent environmental laws and regulations. The costs of complying with such environmental laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Alcoa’s results of operations or liquidity in a particular period could be affected by certain environmental matters, including remediation costs and damages related to several sites. Climate change agreements in several parts of the world may result in emission restrictions on carbon dioxide and other greenhouse gases.

•	Alcoa’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or intepretations or significant legal proceedings or investigations adverse to Alcoa, including product liability, safety and health and other claims.

•	Alcoa’s estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Alcoa’s results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability or changes in employee workforce assumptions.

•	Unexpected events, including supply disruptions, labor disputes, failure of equipment or processes to meet specifications, war or terrorist activities may increase the cost of doing business or otherwise impact Alcoa’s financial performance.

The above list of important factors is not all-inclusive or necessarily in order of importance.

Item 2. Properties.

Alcoa’s principal plants and holdings are under the following segments and in the following geographic areas:

ALUMINA AND CHEMICALS

Bauxite: See the table and related text in Bauxite Interests section on page 5.

Alumina: See the table and related text in Alumina Refining Facilities and Capacity section on pages 6-7.

PRIMARY METALS

See the table and related text in Primary Aluminum Facilities and Capacity section on pages 8-10.

FLAT-ROLLED PRODUCTS

Sheet and Plate:
	Australia:	2 locations.
	Europe:	9 locations in 7 countries.
	South America:	1 location.
	United States:	10 locations in 9 states.

Foil Products:	Asia:	2 locations in 1 country.
	Australia:	1 location.
	Europe:	1 location.
	South America:	1 location.
	United States:	3 locations in 3 states.

Can Reclamation:	Australia:	1 location.
	Netherlands:	1 location.
	United States:	2 locations in 1 state.

ENGINEERED PRODUCTS

Aerospace:	Asia:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	6 locations in 3 countries.
	United States:	19 locations in 13 states.

Auto Components:	Asia:	1 location.
	Europe:	6 locations in 5 countries.
	South America:	1 location.
	United States:	12 locations in 11 states.

Architectural Extrusions:	Canada:	2 locations in 2 provinces.
	Europe:	7 locations in 6 countries.
	South America:	5 locations in 3 countries.
	United States:	12 locations in 10 states.

Castings:	Asia:	1 location.
	Australia:	1 location.
	Canada:	4 locations in 4 provinces.
	Europe:	9 locations in 7 countries.
	Mexico:	1 location.
	South America:	1 location.
	United States:	20 locations in 12 states.

Extrusion, Tube:	Asia:	1 location.
	Europe:	15 locations in 6 countries.
	South America:	4 locations in 3 countries.
	United States:	16 locations in 15 states.

Fasteners:	Australia:	1 location.
	Europe:	10 locations in 4 countries.
	Mexico:	1 location.
	United States:	10 locations in 6 states.

PACKAGING AND CONSUMER

Consumer Products:	Canada: Europe:	1 location. 2 locations in 1 country.
	South America:	1 location.
	United States:	11 locations in 7 states.

Flexible Packaging:	Asia:	1 location.
	Europe:	1 location.
	United States:	7 locations in 5 states.

Closures Machinery:	Africa: Asia:	1 location. 7 locations in 6 countries.
	Europe:	5 locations in 5 countries.
	Mexico:	2 locations.
	South America:	8 locations in 7 countries.
	United States:	5 locations in 5 states.

Graphics:	Canada:	3 locations in 1 province.
	Mexico:	1 location.
	United States:	22 locations in 15 states.

Food Packaging:	Canada:	5 locations in 4 provinces.
	Europe:	2 locations in 2 countries.
	Mexico:	1 location.
	South America:	1 location.
	United States:	10 locations in 9 states.

Protective Packaging:	Canada:	2 locations in 2 provinces.
	United States:	5 locations in 2 states.

Polymerization and Extrusion:	Europe:	2 locations in 2 countries.
	United States:	5 locations in 5 states.

OTHER
AFL
Automotive:	Canada:	1 location.
	Central America:	2 locations in 1 country.
	Europe:	12 locations in 8 countries.
	Mexico:	6 locations.
	South America:	1 location.
	United States:	8 locations in 4 states.

Telecommunications:	Europe:	1 location.
	Mexico:	1 location.
	United States:	6 locations in 5 states.

Auto Engineering:	Europe:	1 location.
	United States:	3 locations in 3 states.

Home Exteriors:	United States:	6 locations in 6 states.

Other:	Australia:	1 location.
	Canada:	1 location.
	Europe:	4 locations in 2 countries.
	South America:	9 locations in 3 countries.
	United States:	17 locations in 13 states.

Alcoa’s corporate center is located at 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858. Alcoa’s global office is located at 390 Park Avenue, New York, New York 10022-4608.

Alcoa leases some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or their values. The company leases a portion of the equipment and facilities at its Texarkana, Texas plant. AFL and Southern Graphic Systems, Inc. lease most of their facilities. The portion of the packaging group that runs former Ivex Packaging Corporation plants, leases certain of its facilities.

Alcoa believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Alcoa has been made for the purpose of this report, the company knows of no material defects in title to any such properties. See Notes H and U to the financial statements for information on properties, plants and equipment and lease expense.

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

Since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA). Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In the fourth quarter of 1999, Alcoa submitted an Analysis of Alternatives Report to the EPA. This Report identified potential courses of remedial action related to the PCB contamination of the river. The EPA indicated to Alcoa that it believed additional remedial alternatives needed to be included in the Analysis of Alternatives Report. During 2000 and 2001, Alcoa completed certain studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. In February 2002, Alcoa submitted a revised Analysis of Alternatives Report based on these additional evaluations and included additional remedial alternatives required by the EPA. The range of costs associated with the remedial alternatives evaluated in the 2002 report is between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Based on the current assessment of the EPA decision-making process, the company has now concluded that the selection of the $2 million alternative, based on natural recovery only, is remote. Because the selection of the $2 million alternative was considered remote, Alcoa adjusted the reserve for the Grasse River in 2002 to $30 million. In June 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup so that it could be factored into the range of remedial alternatives being considered. The results of these additional studies, submitted in a report to the EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. Those evaluations were submitted to EPA along with a proposal to perform additional pilot remedial studies in the river. In May 2004, EPA approved these additional studies, known as Remedial Options Pilot Studies (ROPS). Most of the work for this study should be completed by the fourth quarter of 2005. It is anticipated that a report of findings will be issued to the EPA in 2006. Subsequent to this submittal, a revised Analysis of Alternatives Report will be submitted to EPA at a date to be determined. This information will be used by the EPA to propose a remedy for the entire river.

Alcoa has reserved an additional $35 million to perform the study described above in 2005. Even while the reserve was adjusted to account for the ROPS activity, once that field work is completed, including capping and potentially substantial sediment removal, the company is not now able to know with certainty when the EPA will reach a final remedial decision nor estimate how such a decision will be valued.

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

Since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the “Alcoa (Point Comfort)/Lavaca Bay Site” on the National Priorities List, and Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA docket no. 6-11-94, concerning the site. The administrative order required the company to conduct a remedial investigation and feasibility study under EPA oversight. Following submission by the company of all required information, in December 2001, the EPA issued its Record of Decision selecting the final remedial approach for the site. In addition, the company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for resource injuries at the site. Negotiations between Alcoa and the EPA and other federal and state agencies responsible for remediation and natural resource damage assessment were completed and two Consent Decrees covering those matters, respectively, were concluded. The Consent Decrees were lodged in federal district court in Texas on December 10, 2004. After a period for public comment, the Consent Decrees are expected to be formally entered by the court early in 2005. The actions required by those Consent Decrees which are consistent with the Record of Decision and the identified resource restoration alternatives, are fully reserved.

In May through October 2002, eleven lawsuits were filed against Reynolds and Alcoa in the District Court of Wharton County, Texas and one in the United States District Court, Southern District of Texas, Victoria Division. The lawsuits seek to recover damages relating to the presence of trichloroethylene in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. Three of the cases were later dismissed, and all except one of the remaining cases have been consolidated into a single case in the District Court of Wharton County, Texas. None of the defendants have been served in the “unconsolidated” case, and there has been no activity in that case since filing. Bon L Campo Limited Partnership and its parent, Tredegar Corporation, operators of the plant from 1997-2000, have also been listed among the defendants in some of the lawsuits, and Reynolds has brought its predecessor in interest, Whittaker Corporation, into the litigation. Several of the Petitions indicate that plaintiffs will request certification of class status for other allegedly affected individuals; however, none of the plaintiffs have filed motions for class certification to date. The only significant personal injury claim settled in 2003. Alcoa, on behalf of itself, Reynolds, a Reynolds subsidiary, Bon L Campo LP, and Tredegar, has settled with most of the plaintiffs with property within the known affected area. After a number of dismissals, approximately 655 plaintiffs remain unsettled. Motions for summary judgment are pending against these remaining plaintiffs, but the Court has not ruled on them. No trial date has been set for these remaining claims.

In August 2000, the U.S. Department of Justice (DOJ) notified IPC, Inc. (IPC), a wholly owned subsidiary of Ivex Packaging Corporation (Ivex), and Consolidated Fibers, Inc. (CFI), a wholly owned subsidiary of IPC, that they were potentially responsible parties (PRPs) under CERCLA at the Agriculture Street Landfill Superfund Site, New Orleans, Louisiana. In August 2002, the EPA and DOJ extended an offer to CFI to engage in pre-filing settlement discussions regarding the United States’ claim for response costs at the Site. The EPA and DOJ stated that the government had incurred approximately $40.6 million in response costs at the Site and sought a settlement amount of approximately $13.8 million to be paid collectively by CFI and other PRPs. Ivex contends that CFI’s involvement with the site was minimal. The United States filed a complaint in the United States District Court for the Eastern District of Louisiana on December 6, 2002 for recovery of its response costs. CFI was named as a defendant. On December 10, 2004, the parties agreed to settle the case with CFI paying $1.75 million. The parties have reached agreement on final consent decree language.

On September 26, 2003, EPA Region VI filed an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet Corporation’s Wichita Falls, Texas facility for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, the EPA ordered Howmet Corporation (Howmet) to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. On October 28, 2003 and December 8, 2003, Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints, respectively. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. These matters are pending before the EPA.

In September 1998, Hurricane Georges struck the United States Virgin Islands, including the St. Croix Alumina LLC facility on the island of St. Croix. That facility, at the time, was under 60% ownership by Alcoa through various intermediate entities. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various clean-up and remediation efforts were undertaken by or on behalf of St. Croix Alumina. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the St. Croix Alumina facility. The suit, which has been removed to the District Court of the Virgin Islands, names St. Croix Alumina LLC, Alcoa Inc. and Glencore Ltd. (a former owner of the facility) as defendants and in August 2000 was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium and other substances. The reports go on to claim, among other things, that the population of the six subject neighborhoods as of the

2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions are in the process of being contested by the defendants. Alcoa and St. Croix Alumina LLC have turned over the defense of this matter to their insurance carriers. The Court has ordered the parties to attempt to resolve the dispute through mediation.

In 2001 and 2002, two companion lawsuits were filed in the Court of Lafayette County, Arkansas on behalf of nearly 400 current or former residents of the City of Stamps, Arkansas, the City of Stamps and former employees of Red River Aluminum, Inc. (RRA), a dross processor. The 2001 action has been transferred to Miller County, Arkansas. The suits name 12 defendants (including Alumax, Reynolds and Alcoa) that sent dross to RRA for processing. Plaintiffs have filed claims for personal injuries and property damage and have alleged that the defendants violated Arkansas environmental statutes relating to the alleged contamination associated with RRA’s operations in Stamps. The 2001 action was settled in May 2004. The cost of the settlement was previously reserved for and was not material to Alcoa. The 2002 action was dismissed, without prejudice, at the requests of plaintiffs in June 2004. In June 2004, the City of Stamps withdrew its claims, without prejudice. It now has one year in which to re-file its claims. Should the City of Stamps re-file, any result of that suit is at this time neither estimable nor probable.

Other Matters

Along with various asbestos manufacturers, distributors and premises users, Alcoa and/or its subsidiaries are defendants in several hundred active individual lawsuits filed on behalf of persons alleging injury predominantly as a result of occupational exposure to asbestos at various company facilities. In addition to the above cases, an Alcoa subsidiary has been routinely named, along with a large common group of industrial companies, in a standardized complaint utilized by one particular law firm where the company’s involvement is not evident. Since 1999 several thousand such complaints have been filed. To date, Alcoa’s subsidiary has been dismissed from almost every case that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa believes that between its reserves and insurance it is adequately covered for its known asbestos exposures. The costs of defense and settlement have not been and are not expected to be material to the financial condition of the company.

In July 1999, Alcoa Aluminio S.A. received notice that an administrative proceeding was commenced by Brazil’s Secretary of Economic Law of the Ministry of Justice against Brazilian producers of primary aluminum, including Alcoa Aluminio. The suit alleges collusive action in the pricing of primary aluminum in violation of Brazilian antitrust law. Alcoa Aluminio has presented its defense and is awaiting the decision of the Secretary of Economic Law. If the Secretary of Economic Law determines that the antitrust law was violated, then the action may be further prosecuted by the Administrative Council of Economic Defense (CADE). Brazilian law provides for civil and criminal sanctions for violations of antitrust law, including fines ranging from 1% to 30% of a company’s revenue during the last fiscal year. On July 6, 2004, the Office of Economic Law of the Ministry of Justice decided not to pursue the case in light of the lack of evidence of infringement of the antitrust law. This decision will be referred to the CADE for review.

As previously reported, in the first half of 2002, Alcoa discovered that a former Reynolds distribution entity, RASCO, may have sold approximately 750,000 pounds of aluminum plate made by an unrelated company for use in the Northwest maritime industry that may not be suitable for that use. Reynolds and the current owner of the business and the manufacturer of the metal are working jointly to identify the issues and find resolutions. All identified customers have been notified of the issue, inspection protocols have been put into place and the U.S. Coast Guard has been notified and is involved in the resolution process. Three lawsuits were originally filed by ship owners or operators and each has been resolved. The parties have been working cooperatively toward satisfactory resolutions. During 2004, Alcoa reached resolution of a coverage suit with one of its carriers and used a portion of the proceeds to establish a reserve to cover the expected remaining claims. A suit has been filed against the manufacturers and sellers of the material.

On January 28, 2005, in the context of an informal investigation being conducted by the staff of the Securities and Exchange Commission (SEC) relating to certain trade payables financing, the company received a request for the voluntary provision of documents and related information concerning the classification and disclosure of certain trade accounts payable transactions for periods beginning after December 31, 2002 that involve, directly or indirectly, an intermediary. The SEC staff has advised the company that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. Alcoa is fully cooperating with this inquiry.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2004.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 18, 2005 are listed below.

Alain J. P. Belda, 61, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997. Mr. Belda and Ricardo E. Belda, Executive Vice President–European Region, are brothers.

Ricardo E. Belda, 60, Executive Vice President – European Region. Mr. Belda was named to his current position in October 2004. He was elected Executive Vice President - Alcoa and Group President, Alcoa Europe in November 2001. He was named President – Alcoa Europe in March 2000 and elected a Vice President of Alcoa in May 2000. He was named President of Alcoa Nederland B.V. in 1995 and took on responsibility for Extrusions and End Products for all of Europe in 1997.

William F. Christopher, 50, Executive Vice President – Alcoa and Group President, Alcoa Aerospace, Automotive and Commercial Transportation. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also leads the customer and marketing initiatives for growth for the company. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Richard B. Kelson, 58, Executive Vice President and Chief Financial Officer. He was elected to his current position in May 1997. He was Executive Vice President, Environment, Health and Safety and General Counsel from May 1994 to 1997.

Mario Longhi Filho, 50, Vice President – Alcoa and Group President, Global Extruded and End Products. Mr. Longhi was named to his current position in October 2004. He was named President of Alcoa Howmet Castings in 2002. He was elected a Vice President of Alcoa in 2001. In 2000 he was named President of Alcoa Wheel and Forged Products, and in 1998 he was named Vice President and general manager of Alcoa Wheels International.

Ruth J. Mack, 49, Vice President – Alcoa and Group President, Packaging and Consumer Products. Ms. Mack was elected to her current position in November 2004. She joined Alcoa in May 2000 as President of Alcoa Consumer Products following Alcoa’s merger with Reynolds Metals Company. She was vice president and general manager of Reynolds Consumer Products from April 1999 to May 2000.

Charles D. McLane, Jr., 51, Vice President – Corporate Controller. Mr. McLane was named to his current position in July 2003. He was elected Vice President – Alcoa Business Support Services and Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Joseph C. Muscari, 58, Executive Vice President – Alcoa and Group President, Rigid Packaging, Foil and Asia. Mr. Muscari was named to his current position in October 2004. He has been an Alcoa Executive Vice President since 2002. He was named Group President of Asia and Latin America in 2001. In 1997, he was named Vice President of Audit and was subsequently named Vice President of Environment, Health & Safety, Audit and Compliance.

Lawrence R. Purtell, 57, Executive Vice President and General Counsel; Chief Compliance Officer. Mr. Purtell joined Alcoa as Executive Vice President and General Counsel in November 1997. He became Chief Compliance Officer in April 2002.

Bernt Reitan, 56, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Reitan was named Group President, Global Primary Products in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, Alcoa Primary Products in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a 20-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

Paul D. Thomas, 48, Executive Vice President- People, ABS and Culture. Mr. Thomas was named to the new position responsible for People, ABS and Culture in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, North American Fabricated Products in January 2003. He was named President of Alcoa Mill Products in 2001 and President of Alcoa’s Engineered Products business in January 1998. He was elected a Vice President of Alcoa in September 1998.

Helmut Wieser, 51, Vice President – Alcoa and Group President, Mill Products Europe/North America. Mr. Wieser was named Group President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, resignation or removal.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Dividend per share data, high and low prices per share, the principal exchanges on which the company’s common stock is traded, and the estimated number of holders of common stock are set forth on page 68 of the Annual Report and are incorporated by reference.

c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2004	674,679	$36.49	—	32,311,636
February 1 - February 29, 2004	998,718	37.82	900,000	31,411,636
March 1 - March 31, 2004	1,013,749	38.08	877,354	30,534,282

Total for quarter ended March 31, 2004	2,687,146	37.58	1,777,354	30,534,282

April 1 – April 30, 2004	2,712	35.23	—	30,534,282
May 1 – May 31, 2004	—	—	—	30,534,282
June 1 – June 30, 2004	23,654	32.11	—	30,534,282

Total for quarter ended June 30, 2004	26,366	32.43	—	30,534,282

July 1 – July 31, 2004	21,598	31.97	—	30,534,282

August 1 – August 31, 2004	11,778	32.14	—	30,534,282

September 1 – September 30, 2004	31,048	32.31	—	30,534,282

Total for quarter ended September 30, 2004	64,424	32.17	—	30,534,282

October 1 – October 31, 2004	34,190	33.56	—	30,534,282

November 1 – November 30, 2004	48,455	33.53	—	30,534,282

December 1 – December 31, 2004	71,794	32.07	—	30,534,282

Total for quarter ended December 31, 2004	154,439	32.86	—	30,534,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 6. Selected Financial Data.

The comparative table showing selected financial data for the company is on page 21 of the Annual Report and is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s review and comments on the consolidated financial statements are on pages 24 through 38 of the Annual Report and are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 32 through 33 of the Annual Report and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The company’s consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent auditors are on pages 40 through 63 of the Annual Report and are incorporated by reference.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 39 of the Annual Report and is incorporated by reference.

(c) Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is on page 40 of the Annual Report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Committees”, “Additional Governance and Nominating Committee Disclosure” and “Item 1 – Election of Directors” and in note (6) to the Summary Compensation Table of the Proxy Statement and is incorporated by reference.

The information required by Item 401 of Regulation S-K regarding executive officers and family relationships is set forth in Part I, Item 4A of this report under “Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is contained under the caption “Alcoa Stock Ownership and Performance – Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated by reference.

The information required by Item 406 of Regulation S-K is contained under the captions “Corporate Governance Information” and “Other Corporate Governance Matters – Business Conduct Policies and Code of Ethics” of the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Directors’ Compensation”, “Alcoa Stock Ownership and Performance – Stock Performance Graph”, “Executive Compensation” and “Other Arrangements with Executives” of the Proxy Statement. Such information (other than the Stock Performance Graph and Report of the Compensation and Benefits Committee, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted -average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	91,110,498	[1]	$33.34	45,532,330[2]
Equity compensation plans not approved by security holders[3,4]	0		0	0

Total	91,110,498	[1]	$33.34	45,532,330[2]

[1]	Includes the 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP), Alcoa Stock Incentive Plan (approved by shareholders in 1999) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:

•	89,591,315 stock options

•	1,040,583 stock awards

•	478,600 performance share awards (granted at target)

[2]	The 2004 ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, contingent stock, performance shares and performance units and stock or other awards. The shares that remain available for issuance under the 2004 ASIP may be issued in connection with any one of these awards. Included in the 2004 ASIP approved plan were additional share reserves of 30 million stock options and stock appreciation rights and 10 million for other awards. In addition, the 2004 ASIP provides the following are available to grant under the 2004 ASIP: (i) shares subject to awards under the 2004 ASIP or prior plan that are forfeited, settled for cash, expire or otherwise terminate without issuance of shares and (ii) shares tendered in payment of the purchase price of an option award under the 2004 ASIP or prior plan or tendered or withheld to pay required withholding taxes. Table amounts are comprised of the following:

•	35,082,013 stock options and stock appreciation rights

•	10,450,317 other awards

[3]	In connection with its acquisitions of Alumax, Cordant, Howmet and Reynolds, Alcoa assumed stock options outstanding under these companies’ stock option plans. An aggregate of 8,478,354 shares of Alcoa common stock are to be issued upon exercise of the outstanding options. The options have a weighted average exercise price of $26.54. No grants of stock options under these plans have been made since the year of Alcoa’s acquisition of the particular company, nor will any such grants be made in the future.
[4]	The Alcoa Fee Continuation Plan for Non-Employee Directors, adopted in 1990, provided fee continuation payments for persons who met a minimum service requirement as a non-employee director. Each of the ten eligible participants receives (or will receive) such cash and stock payments for life upon retirement from the Board, or age 65 (whichever is later), based upon the cash retainer fee for directors and an annual stock grant under the company’s former Stock Plan for Non-Employee Directors. In 1995, the Board froze future annual payments to eligible directors at a maximum of $30,000 and 2,000 shares (or a lesser proportion based on service). The Plan was otherwise terminated at that time. Alcoa’s practice has been to use treasury shares for such share payments. All current fees and other compensation for directors are outlined under “Directors’ Compensation” on page 11 of the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership and Performance – Stock Ownership of Certain Beneficial Owners” and “ - Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is contained under the caption “Transactions with Directors’ Companies” of the Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Independent Auditor: Services and Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures Adopted by the Audit Committee in April 2004 for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Registered Public Accounting Firm are on pages 40 through 62 of the Annual Report and are incorporated by reference.

(2) The following report and schedule should be read with the company’s consolidated financial statements in the Annual Report:

Report of PricewaterhouseCoopers LLP dated February 18, 2005 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2004, 2003 and 2002.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2004, 2003 and 2002.

(3) Exhibits

Exhibit Number	Description*
3(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

3(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 4(b) to the company’s Post-Effective Amendment No. 2 to Registration Statement No. 333-32516 and Registration Statement No. 333-106411 on Form S-8, filed October 14, 2003.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa and J. P. Morgan Trust Company, N.A. (formerly Chase Manhattan Trust Company, N.A.), as successor Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K, dated November 28, 2001.

10(f).	364-Day Revolving Credit Agreement, dated as of April 23, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10(g).	Five Year Revolving Credit Agreement, dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10(h).	Revolving Credit Agreement (Five-Year), dated as of April 25, 2003, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10(i).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(i)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(j).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(j)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(j)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(k).	Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(l).	Employees’ Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(l)(1).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2000, incorporated by reference to exhibit 10(d)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(l)(2).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2002, incorporated by reference to exhibit 10(l)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(m).	Employees’ Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(n).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10(o).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(o)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(p).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(p)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(q).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(q)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(q)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(q)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(q)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(q)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(r).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(s).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(t).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10(u).	2004 Alcoa Stock Incentive Plan, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10(v).	Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(v)(1).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2000, incorporated by reference to exhibit 10(q)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(w).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(x).	Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(x)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(x)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10(y).	2001 PLUS Performance Plan, effective 2001, incorporated by reference to exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(z).	Alcoa Inc. Change in Control Severance Plan, incorporated by reference to exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(aa).	Form of Agreement for Stock Option Awards, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(bb).	Form of Agreement for Stock Awards, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(cc).	Form of Agreement for Performance Share Awards, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(dd).	Stock Option Award Rules Revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(ee).	Stock Awards Rules Effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(ff).	Performance Share Awards Rules Effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(gg).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(hh).	Amended and Restated Dividend Equivalent Compensation Plan, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(ii).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K, dated January 10, 2005.

10(jj).	Global Pension Plan Effective January 1, 1998.

10(jj)(1).	Amendments to Global Pension Plan.

10(kk).	Form of Executive Severance Agreement between Alcoa Inc. and Eligible Key Executives, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K, dated December 23, 2004.

10(ll).	Agreement between Alcoa Inc. and William E. Leahey, Jr., incorporated by reference to exhibit 10(aa) to the company’s Current Report on Form 8-K, dated November 29, 2004.

10(mm).	Agreements signed by Alcoa Inc. on April 12, 2004 with G.J. Pizzey, incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10(nn).	Summary of Non-Employee Director Compensation effective January 1, 2005.

10(oo).	Executive Financial Planning Program.

10(pp).	Income Tax Preparation Program.

12.	Computation of Ratio of Earnings to Fixed Charges.

13.	Portions of Alcoa’s 2004 Annual Report to Shareholders.

21.	Subsidiaries and Equity Entities of the Registrant.

23.	Consent of Independent Accountants.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit Nos. 10(i) through 10(pp) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alcoa Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 18, 2005 appearing in the 2004 Annual Report to Shareholders of Alcoa (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 18, 2005

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(in millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts:
2004	$102	$13	$0		$28	(B)	$87
2003	$119	$10	$(2	)(A)	$25	(B)	$102
2002	$124	$23	$(15	)(A)	$13	(B)	$119
Income tax valuation allowance:
2004	$147	$0	$(1	)(A)	$26	(C)	$120
2003	$171	$1	$15	(A)	$40	(C)	$147
2002	$195	$16	$(35	)(A)	$5	(C)	$171

Notes:	(A) Collections on accounts previously written off, acquisition/divestiture of subsidiaries and foreign currency translation adjustments.
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

ALCOA INC.

February 18, 2005	By	/s/ Charles D. McLane, Jr.
Charles D. McLane, Jr.
Vice President and Corporate Controller
(Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alain J. P. Belda Alain J. P. Belda	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 18, 2005

/s/ Richard B. Kelson Richard B. Kelson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2005

Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Sir Ronald Hampel, Klaus Kleinfeld, Henry B. Schacht, Franklin A. Thomas and Ernesto Zedillo, each as a Director, on February 18, 2005, by Donna Dabney, their Attorney-in-Fact.*

* By	/s/ Donna Dabney
Donna Dabney Attorney-in-Fact