Form 10-Q
period 2005-03-31
ALCOA INC
filed 2005-04-28
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 22, 2005, 872,138,968 shares of common stock, par value $1.00 per share, of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	March 31 2005	December 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$497	$457
Receivables from customers, less allowances of $81 in 2005 and $87 in 2004	3,159	2,738
Other receivables	263	261
Inventories (H)	3,370	2,968
Deferred income taxes	191	279
Prepaid expenses and other current assets	944	790

Total current assets	8,424	7,493

Properties, plants, and equipment, at cost	26,080	25,865
Less: accumulated depreciation, depletion, and amortization	13,345	13,273

Net properties, plants, and equipment	12,735	12,592

Goodwill	6,574	6,541
Investments	1,897	2,066
Other assets	3,975	3,707
Assets held for sale (D)	109	210

Total assets	$33,714	$32,609

LIABILITIES
Current liabilities:
Short-term borrowings	$330	$267
Commercial paper	1,632	630
Accounts payable, trade	2,428	2,226
Accrued compensation and retirement costs	946	1,021
Taxes, including taxes on income	1,029	1,019
Other current liabilities	1,038	1,078
Long-term debt due within one year	47	57

Total current liabilities	7,450	6,298

Long-term debt, less amount due within one year	5,267	5,346
Accrued pension benefits	1,546	1,513
Accrued postretirement benefits	2,141	2,150
Other noncurrent liabilities and deferred credits	1,792	1,727
Deferred income taxes	886	790
Liabilities of operations held for sale (D)	60	69

Total liabilities	19,142	17,893

MINORITY INTERESTS	1,169	1,416

COMMITMENTS AND CONTINGENCIES (I)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,762	5,775
Retained earnings	8,765	8,636
Treasury stock, at cost	(1,887)	(1,926)
Accumulated other comprehensive loss (J)	(217)	(165)

Total shareholders’ equity	13,403	13,300

Total liabilities and equity	$33,714	$32,609

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31
	2005	2004
Sales (M)	$6,289	$5,588

Cost of goods sold	4,981	4,343
Selling, general administrative, and other expenses	333	333
Research and development expenses	46	44
Provision for depreciation, depletion, and amortization	317	299
Restructuring and other charges (B)	45	(31)
Interest expense	78	63
Other income, net (L)	(36)	(22)

Total costs and expenses	5,764	5,029

Income from continuing operations before taxes on income	525	559
Provision for taxes on income (E)	192	155

Income from continuing operations before minority interests’ share	333	404
Less: Minority interests’ share	60	51

Income from continuing operations	273	353

(Loss) income from discontinued operations (D)	(13)	2

NET INCOME	$260	$355

EARNINGS (LOSS) PER SHARE (K)
Basic:
Income from continuing operations	$.31	$.41
Loss from discontinued operations	(.01)	—

Net income	$.30	$.41

Diluted:
Income from continuing operations	$.31	$.41
Loss from discontinued operations	(.01)	—

Net income	$.30	$.41

Dividends paid per common share	$.15	$.15

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31
	2005	2004
CASH FROM OPERATIONS
Net income	$260	$355
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	320	301
Change in deferred income taxes	38	(36)
Equity income, net of dividends	(11)	(13)
Noncash restructuring and other charges (B)	45	(31)
Gains from investing activities - sale of assets	—	(5)
Provision for doubtful accounts	4	13
Loss (income) from discontinued operations (D)	13	(2)
Minority interests	60	51
Other	(13)	(17)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(501)	(280)
Increase in inventories	(370)	(302)
Increase in prepaid expenses and other current assets	(52)	(56)
Increase in accounts payable and accrued expenses	97	166
Increase in taxes, including taxes on income	48	32
Cash paid on long-term aluminum supply contract	(93)	—
Net change in noncurrent assets and liabilities	(67)	(118)
Net change in net assets held for sale	—	31

CASH (USED FOR) PROVIDED FROM CONTINUING OPERATIONS	(222)	89
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(17)	1

CASH FROM OPERATIONS	(239)	90

FINANCING ACTIVITIES
Net changes to short-term borrowings	63	(33)
Common stock issued for stock compensation plans	23	47
Repurchase of common stock	—	(68)
Dividends paid to shareholders	(131)	(130)
Dividends paid to minority interests	(72)	(39)
Net change in commercial paper	1,002	—
Additions to long-term debt	45	53
Payments on long-term debt	(61)	(107)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	869	(277)

INVESTING ACTIVITIES
Capital expenditures	(347)	(194)
Acquisition of AFL minority interest (C)	(176)	—
Acquisitions, net of cash acquired (C)	(257)	—
Proceeds from the sale of assets	—	309
Additions to investments	(5)	(37)
Sale of investments (C)	206	—
Other	(5)	(8)

CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES	(584)	70

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	—

Net change in cash and cash equivalents	40	(117)
Cash and cash equivalents at beginning of year	457	576

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$497	$459

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly present the results of operations, financial position, and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year.

This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2004, which includes all disclosures required by accounting principles generally accepted in the United States of America.

B. Restructuring and Other Charges – In the first quarter of 2005, Alcoa recorded charges of $45 ($25 after tax and minority interests) for restructurings, consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset write-downs. The restructurings resulted from Alcoa’s new global structure that is designed to improve service to customers and to optimize efficiencies (See Note M for further details). Alcoa anticipates annualized savings of approximately $45 (pre-tax) associated with these charges. As of March 31, 2005, 230 of the 1,800 employees had been terminated, and approximately $3 of cash payments were made against the reserves. All layoffs recorded in the first quarter of 2005 are expected to be completed within twelve months. Restructuring and other charges are not reflected in the segment results.

For the full year 2004, Alcoa recorded income of $21 ($41 after tax and minority interests) for restructuring and other items. The income recognized was comprised of the following components: a gain of $53 ($61 after tax and minority interests) on the sale of Alcoa’s specialty chemicals business and $15 resulting from adjustments to prior year reserves; offset by charges of $41 related to additional layoff reserves associated with approximately 4,100 hourly and salaried employees (located primarily in Mexico and the U.S.), as the company continued to focus on reducing costs, and $6 of asset write-downs. As of March 31, 2005, approximately 4,000 of the 4,100 employees associated with the 2004 restructuring program had been terminated.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2003	$47	$48	$95

2004:
Cash payments	(52)	(5)	(57)
2004 restructuring charges	41	—	41
Reversals of 2003 restructuring charges	(11)	(4)	(15)

Reserve balances at December 31, 2004	$25	$39	$64

2005:
Cash payments	(12)	(1)	(13)
2005 restructuring charges	39	7	46
Reversals of 2004 restructuring charges	(1)	—	(1)

Reserve balances at March 31, 2005	$51	$45	$96

For further details on the 2004 restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

C. Acquisitions and Divestitures – On March 31, 2005, Alcoa finalized an agreement with Fujikura Ltd. of Japan in which Alcoa obtained complete ownership of the AFL automotive business and Fujikura obtained complete ownership of the AFL telecommunications business. Fujikura exchanged all of its AFL shares for shares of a new telecommunications entity and $176 in cash. Based on the preliminary purchase price allocation, Alcoa recorded goodwill of approximately $18. The final allocation of the purchase price will be based upon valuation and other studies that have not been completed. The agreement also provides for a contingent payment to Fujikura in 2008 based upon the amount, if any, by which the average annual earnings from 2005 through 2007 for the automotive business exceed a targeted amount. AFL automotive business results are recorded in the Engineered Solutions segment.

On January 31, 2005, Alcoa acquired two fabricating facilities located in the Russian Federation. The facilities, located in Belaya Kalitva and Samara, were purchased for $257 in cash. In connection with this transaction, Alcoa made a $93 payment related to a long-term aluminum supply contract. Based on the preliminary purchase price allocation, Alcoa recorded goodwill of approximately $39. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, that have not been completed. The purchase agreement also provides for contingent payments over the next five years based on the performance of the Russian facilities, with a potential carry forward period of an additional five years. The maximum amount of total contingent payments is $85. The results of these facilities are primarily recorded in the Flat-Rolled Products segment. These facilities provide a wide product breadth that supports Alcoa’s growth plans in the commercial transportation, aerospace, automotive, and packaging markets.

On January 4, 2005, Alcoa sold its interest in Integris Metals Inc., a metals distribution joint venture in which Alcoa owned a 50% interest. The investment was sold for $410 in cash and the assumption of Integris’ debt, which was approximately $234. Alcoa received cash of $205, and no material gain or loss was recorded on the transaction.

D. Discontinued Operations and Assets Held for Sale – For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale/discontinued operations included the telecommunications business, the protective packaging business, a small casting facility in Europe, and the flexible packaging business in South America.

In the first quarter of 2005, Alcoa recorded a loss of $13 (after tax and minority interests) in discontinued operations, consisting of: $8 in connection with the divestiture of its interest in the AFL telecommunications business (see note C for additional information on this transaction); a $4 impairment charge to reflect the current estimated fair value of the protective packaging business and a small casting facility in Europe; and $1 of operating losses on businesses to be divested.

The following table details selected financial information for the businesses included within discontinued operations.

First quarter ended March 31	2005	2004
Sales	$113	$114

Loss from operations	(1)	(4)
(Loss) gain on sale of businesses	(12)	8
Loss from impairment	(4)	—

Total pretax loss	$(17)	$4
Provision for taxes	2	(3)
Minority interests	2	1

(Loss) income from discontinued operations	$(13)	$2

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	March 31, 2005	December 31, 2004
Assets:
Receivables	$32	$98
Inventories	4	44
Properties, plants, and equipment, net	51	42
Other assets	22	26

Total assets held for sale	$109	$210

Liabilities:
Accounts payable and accrued expenses	53	54
Other liabilities	7	15

Total liabilities of operations held for sale	$60	$69

The changes in assets and liabilities of operations held for sale at March 31, 2005 compared with December 31, 2004 are primarily due to the divestiture of the AFL telecommunications business that occurred in the first quarter of 2005.

E. Income Taxes – The effective tax rate of 36.6% for the 2005 first quarter differs from the statutory rate of 35% and the 2004 first quarter rate of 27.7% principally due to the $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA, which was somewhat offset by lower taxes on foreign income. The 2004 first quarter rate was affected by the sale of the specialty chemicals business and lower taxes on foreign income.

F. Stock-Based Compensation – Stock options under the company’s stock incentive plans have been granted at not less than market prices on the dates of grant. Stock option features based on date of original grant are as follows:

Date of original grant	Vesting	Term	Reload feature
2002 and prior	One year	10 years	One reload over option term
2003	3 years (1/3 each year)	10 years	One reload in 2004 for 1/3 vesting in 2004
2004 and 2005	3 years (1/3 each year)	6 years	None

Alcoa accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

In anticipation of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment”, Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for options granted in 2005. The financial impact of this change is not material. Alcoa will begin expensing options as it is required, which is currently in the first quarter of 2006, using the modified prospective application.

Alcoa’s net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

First quarter ended March 31	2005	2004
Net income, as reported	$260	$355
Less: compensation cost determined under the fair value method, net of tax	9	8

Pro forma net income	$251	$347

Basic earnings per share:
As reported	$.30	$.41
Pro forma	.29	.40

Diluted earnings per share:
As reported	$.30	$.41
Pro forma	.29	.40

In addition to stock option awards described above, beginning in 2004 the company granted stock awards and performance share awards that vest in three years from the date of grant. Compensation expense recognized on these awards in both the first quarter of 2005 and the first quarter of 2004 was not material.

G. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost follow.

	Pension benefits		Postretirement benefits
First quarter ended March 31	2005	2004	2005	2004
Service cost	$52	$51	$8	$8
Interest cost	154	154	54	55
Expected return on plan assets	(177)	(180)	(4)	(3)
Amortization of prior service cost	6	9	1	(2)
Recognized actuarial loss	23	15	15	12

Net periodic benefit cost	$58	$49	$74	$70

The net periodic benefit cost for postretirement benefits for both the first quarter of 2005 and 2004 reflects a reduction of approximately $6 related to the recognition of the federal subsidy under Medicare Part D. For further details on the Medicare Part D subsidy, see Note W to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

H. Inventories

	March 31 2005	December 31 2004
Finished goods	$996	$913
Work in process	1,089	909
Bauxite and alumina	454	456
Purchased raw materials	604	472
Operating supplies	227	218

	$3,370	$2,968

The increase in inventories is a result of improved market conditions and the acquisition of two Russian fabricating facilities. Approximately 46% of total inventories at March 31, 2005, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $742 and $700 higher at March 31, 2005 and December 31, 2004, respectively.

I. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or liquidity of the company.

Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities.

The completed and committed hydroelectric construction projects that Aluminio participates in are outlined in the following tables.

Completed projects	Date completed	Investment participation	Share of output	Avg share of Megawatts (in thousands)	Debt guarantee	Debt guarantee through 2013
Machadinho	2002	27.23%	22.62%	107	35.53%	$105

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

Committed projects	Scheduled completion date	Share of output	Investment participation	Avg share of Megawatts (in thousands)	Total estimated project costs	Aluminio’s share of project costs	Performance bond guarantee
Barra Grande	2006	42.20%	42.20%	161	$449	$189	$6
Pai-Quere	2008	35.00%	35.00%	65	$261	$91	$2
Estreito	2009	19.08%	19.08%	112	$741	$141	$11
Serra do Facao		39.50%	39.50%	72	$218	$86	$4

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. As of March 31, 2005, approximately 70% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

In 2004, the Installation Permit of Serra do Facao was temporarily suspended by legal injunction from the Brazilian Judicial Department (Public Ministry). As a result, the Serra do Facao project was suspended.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $126 and $124 at March 31, 2005 and December 31, 2004, respectively. There have been no significant investments made in any of the other projects.

In 2004, Alcoa agreed to acquire a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline in exchange for an initial cash investment of $17, which was classified as an equity investment. Alcoa has committed to an additional $72 in investment to be paid as the pipeline expands through 2008. There was no additional investment made in the first quarter of 2005.

J. Comprehensive Income

First quarter ended March 31	2005	2004
Net income	$260	$355
Changes in other comprehensive income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(8)	34
Unrealized translation adjustments	(87)	(11)
Unrecognized gains (losses) on derivatives
Net change from periodic revaluations	(77)	(57)
Net amount reclassified to income	120	37

Net unrecognized gains (losses) on derivatives	43	(20)

Comprehensive income	$208	$358

K. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

First quarter ended March 31	2005	2004
Income from continuing operations	$273	$353
Less: preferred stock dividends	—	—

Income from continuing operations available to common shareholders	$273	$353

Average shares outstanding – basic	871	869
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	8	10

Average shares outstanding – diluted	879	879

Options to purchase 63 million and 45 million shares of common stock at average exercise prices of $37.00 and $39.00 were outstanding as of March 31, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

L. Other Income, Net

First quarter ended March 31	2005	2004
Equity income	$35	$26
Interest income	11	10
Foreign exchange gains (losses)	5	(3)
Gain on sales of assets	—	5
Other expense	(15)	(16)

	$36	$22

M. Segment Information – In January 2005, Alcoa realigned its organization structure, creating global groups to better serve customers and increase the ability to capture efficiencies. As a result, certain reportable segments have been reorganized to reflect the new organization. The businesses within the former Engineered Products segment and the Other “group” have been realigned to form the new Extruded and End Products segment and the new Engineered Solutions segment. Prior period amounts have been restated to reflect these changes. Additionally, the Alumina and Chemicals segment has been renamed the Alumina segment, to reflect the sale of the specialty chemicals business.

The Extruded and End Products segment consists of extruded products, some of which are further fabricated into a variety of end products, and includes hard- and soft-alloy extrusions, architectural extrusions, and vinyl siding. These products primarily serve the building and construction, distribution, and transportation markets. These products are directly sold to customers and through distributors.

The Engineered Solutions segment includes titanium, aluminum and super-alloy investment castings, forgings and fasteners; electrical distribution systems; aluminum wheels; and integrated aluminum structural systems used in the aerospace, automotive, commercial transportation and power generation markets. These products are sold directly to customers and through distributors.

The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month periods ended March 31, 2005 and 2004.

First quarter ended March 31, 2005	Alumina	Primary Metals	Flat-Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales *	$505	$1,089	$1,655	$1,037	$1,241	$771	$6,298
Intersegment sales	393	1,303	34	14	—	—	1,744

Total sales	$898	$2,392	$1,689	$1,051	$1,241	$771	$8,042

ATOI	$161	$225	$75	$15	$59	$22	$557

First quarter ended March 31, 2004
Sales:
Third-party sales *	$463	$878	$1,450	$943	$1,149	$721	$5,604
Intersegment sales	338	1,038	23	15	—	—	1,414

Total sales	$801	$1,916	$1,473	$958	$1,149	$721	$7,018

ATOI	$127	$192	$66	$17	$62	$35	$499

*	The difference between the segment total and consolidated third-party revenues is in Corporate.

The following reconciles segment information to consolidated totals.

First quarter ended March 31	2005	2004
Total ATOI	$557	$499
Impact of intersegment profit adjustments	17	23
Unallocated amounts (net of tax):
Interest income	7	7
Interest expense	(51)	(41)
Minority interests	(60)	(51)
Corporate expense	(69)	(74)
Restructuring and other charges (B)	(30)	31
Discontinued operations (D)	(13)	2
Other	(98)	(41)

Consolidated net income	$260	$355

The significant changes in the reconciling items between ATOI and consolidated net income for the first quarter of 2005 compared with the corresponding 2004 period consisted of:

•	an increase in interest expense due to higher average effective interest rates,

•	an increase in restructuring and other charges, due to $30 of employee termination and severance costs and asset write-downs in the first quarter of 2005 and the absence of the $58 gain on the specialty chemicals business that was sold in the first quarter of 2004,

•	an increase in the loss from discontinued operations due to the $8 loss on the AFL transaction, a $4 impairment loss, and $1 of operating losses recorded in the first quarter of 2005, and

•	an increase in other, principally caused by the $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA.

The following table represents segment assets.

	March 31 2005	December 31 2004
Alumina	$3,676	$3,605
Primary Metals	8,366	8,121
Flat-Rolled Products	4,039	3,672
Extruded and End Products	2,450	2,224
Engineered Solutions	5,932	5,761
Packaging and Consumer	3,104	3,063

Total segment assets	$27,567	$26,446

The increase in segment assets across all segments was due to higher customer receivables and increased inventories from stronger volumes and higher prices in 2005. The Flat-Rolled Products segment and the Extruded and End Products segment were also affected by the acquisition of two Russian fabricating facilities.

The following information, which was included in Note Q to the Annual Report on Form 10-K for the year ended December 31, 2004, has been restated to reflect the change in composition of certain of Alcoa’s segments. Only those segments that have changed are presented below.

Segment information for the year ended December 31, 2004	Extruded and End Products	Engineered Solutions
Profit and loss:
Depreciation, depletion, and amortization	$120	$193
Income taxes	30	93

Assets:
Capital expenditures	$109	$103
Equity investments	—	6
Goodwill	233	2,603

N. Reclassifications – Certain amounts have been reclassified to conform to current period presentation.

O. Recently Issued Accounting Standards – In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement is effective for year end December 31, 2005. Alcoa is currently evaluating the impact of this statement on the company.

P. Subsequent Event – On April 5, 2005, Alcoa sold its stock in Elkem ASA to Orkla ASA for $869 in cash, resulting in a total after-tax gain on the transaction of approximately $175. The total gain is comprised of a net charge of $39 recognized in the first quarter of 2005, due to a charge of $43 for the income tax impact of previously undistributed equity earnings and offset by other transaction costs, and a gain of approximately $215, which will be included in the financial results for the second quarter of 2005.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2005, and the related unaudited condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of Alcoa’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Alcoa’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Alcoa’s internal control over financial reporting as of December 31, 2004; and in our report dated February 18, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

April 27, 2005

*	This report should not be considered a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons [mt])

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note I to the Condensed Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1, for the year ended December 31, 2004.

Results of Operations

Selected Financial Data:

First quarter ended March 31	2005	2004
Sales	$6,289	$5,588
Income from continuing operations	273	353
(Loss) income from discontinued operations	(13)	2
Net income	$260	$355

Earnings per common share:
Diluted – Income from continuing operations	$.31	$.41
Diluted – Net income	$.30	$.41

Shipments of aluminum products (mt)	1,290	1,281
Shipments of alumina (mt)	1,923	1,838

Alcoa’s average realized ingot price	$.93	$.81
Average 3-month LME price	$.86	$.76

Alcoa’s income from continuing operations for the 2005 first quarter was $273, or 31 cents per diluted share, compared to $353, or 41 cents, for the corresponding period in 2004. Results in 2005 were favorably impacted by higher realized prices, as alumina and aluminum prices rose 14% and 15%, respectively, in the 2005 first quarter, compared with the corresponding 2004 period. Volume increases in the Alumina, Primary Metals, and Engineered Solutions segments favorably contributed to 2005 results. The 2005 first quarter was negatively impacted by increased raw material and energy costs, the $43 income tax impact on previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA, restructuring charges of $25 primarily for employee layoffs, and a $12 operating loss associated with integration costs for the Russian fabricating facilities. The 2004 first quarter was favorably impacted by a $58 gain on the sale of the specialty chemicals business.

Net income for the 2005 first quarter was $260, or 30 cents per share, as compared to $355, or 41 cents per share, for the corresponding period in 2004. In the first quarter of 2005, a $13 loss was recorded in discontinued operations, which consisted of $8 on the divestiture of the AFL telecommunications business, a $4 impairment charge to reflect the current estimated fair market value of the protective packaging business and a small casting facility in Europe, and $1 of operating losses on businesses to be divested.

Sales for the first quarter of 2005 increased $701, or 13%, compared with the 2004 corresponding period. The increase in realized prices for alumina and aluminum as well as higher sales in businesses serving the commercial transportation, industrial products, aerospace, distribution, and building and construction markets drove the increase in sales. The favorable impact of foreign currency exchange movements also contributed to the sales increase. Partially offsetting these increases was the impact of first quarter 2004 divestitures, principally the specialty chemicals business and the St. Louis and Russellville facilities, and lower volumes in the automotive business.

Cost of goods sold (COGS) as a percentage of sales was 79.2% for the first quarter of 2005 and 77.7% for the 2004 corresponding period. Higher input costs were the largest factor in the increase in this percentage in the first quarter of 2005, as higher energy and raw materials costs, as well as unfavorable foreign currency exchange movements, more than offset higher realized prices.

Selling, general administrative, and other expenses (SG&A) for the first quarter of 2005 were flat with the corresponding period of 2004, although SG&A as a percentage of sales decreased from 6.0% in the first quarter of 2004 to 5.3% in the first quarter of 2005. A reduction in bad debt expense and deferred compensation costs were offset by unfavorable foreign currency exchange movements.

The provision for depreciation, depletion, and amortization increased $18, or 6%, in the first quarter of 2005 compared with the corresponding period in 2004. The increase is primarily due to unfavorable foreign currency exchange movements and a higher asset base due to the acquisition of two Russian fabricating facilities.

Restructuring and other items resulted in expense of $45 ($25 after tax and minority interests), consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset write-downs. The restructurings resulted from Alcoa’s new global structure that is designed to improve service to customers and to optimize efficiencies. Alcoa anticipates annualized savings of approximately $45 (pre-tax) associated with these charges. As of March 31, 2005, 230 of the 1,800 employees had been terminated, and approximately $3 of cash payments were made against the reserves. All layoffs recorded in the first quarter of 2005 are expected to be completed within twelve months. Income of $31 was recognized in the first quarter of 2004, comprised of a gain of $44 on the sale of the specialty chemicals business, which was offset by charges of $13 for employee termination and severance costs associated with 380 salaried and hourly employees (primarily in the U.S. and U.K.). Restructuring and other charges are not included in the segment results.

The pre-tax impact of allocating these amounts to the segment results would have been as follows:

First quarter ended March 31	2005	2004
Alumina	$(2)	$44
Primary Metals	(2)	(5)
Flat-Rolled Products	(4)	—
Extruded and End Products	(7)	(2)
Engineered Solutions	(17)	(1)
Packaging and Consumer	(12)	(2)

Segment total	(44)	34
Corporate	(1)	(3)

Total restructuring and other charges	(45)	31

Interest expense for the first quarter of 2005 increased $15, or 24%, compared with the corresponding period in 2004, primarily due to higher average effective interest rates.

Other income increased $14, or 64%, in the first quarter of 2005 compared with the first quarter of 2004. The increase is primarily due to $9 of higher equity income and $8 favorable foreign currency exchange movements, as well as the absence of a $20 expense related to the El Campo litigation matter that was recognized in the first quarter of 2004. These positives were slightly offset by an increase in the cash surrender value of employee life insurance and a gain on asset sales in the first quarter of 2004 that did not recur in the current period.

The effective tax rate of 36.6% for the 2005 first quarter differs from the statutory rate of 35% and the 2004 first quarter rate of 27.7% principally due to the $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA, which was somewhat offset by lower taxes on foreign income. The 2004 first quarter rate was affected by the sale of the specialty chemicals business and lower taxes on foreign income.

Minority interests’ share of income from operations increased $9, or 18%, in the first quarter of 2005, as compared to the first quarter of 2004. The increase was primarily due to higher earnings at Alcoa World Alumina and Chemicals resulting from higher realized prices and higher volumes, offset by losses in the AFL automotive business. The first quarter of 2004 included a loss due to the sale of the specialty chemicals business.

Segment Information

I. Alumina

First quarter ended March 31	2005	2004
Alumina production (mt)	3,583	3,575
Third-party alumina shipments (mt)	1,923	1,838

Third-party sales	$505	$463
Intersegment sales	393	338

Total sales	$898	$801

After-tax operating income (ATOI)	$161	$127

Third-party sales for the Alumina segment increased 9% in the 2005 first quarter, compared with the corresponding 2004 period. The increase is primarily due to an increase in realized prices of 14% in the 2005 first quarter and 5% in increased volumes and was somewhat offset by the loss of revenue resulting from the sale of the specialty chemicals business in February of 2004. Intersegment sales increased 16% in the 2005 first quarter, as compared to corresponding period in 2004, as a result of higher realized prices.

ATOI for this segment rose 27% in the 2005 first quarter, as compared with the corresponding 2004 period, due primarily to higher realized prices and higher volumes. Results were negatively impacted by the loss of profit associated with the sale of the chemicals business, higher raw materials costs, higher energy costs, and unfavorable foreign currency exchange movements.

Realized alumina prices are expected to increase during the second quarter of 2005 due to higher metal prices and improved contract terms. Input costs, primarily caustic soda and energy, are expected to remain high.

II. Primary Metals

First quarter ended March 31	2005	2004
Aluminum production (mt)	851	867
Third-party aluminum shipments (mt)	487	469

Alcoa’s average realized price per pound for aluminum ingot	$.93	$.81

Third-party sales	$1,089	$878
Intersegment sales	1,303	1,038

Total sales	$2,392	$1,916

ATOI	$225	$192

Third-party sales for the Primary Metals segment increased 24% in the 2005 first quarter compared with the corresponding period of 2004. The increase is due to 15% higher realized prices and higher third-party shipments in 2005. Intersegment sales increased 26% in the first quarter of 2005 primarily due to the increase in realized prices.

ATOI for this segment increased 17% in the 2005 first quarter compared with the 2004 first quarter due to higher realized prices and higher total volumes, somewhat offset by higher costs for energy and raw materials, and the impact of unfavorable foreign currency exchange movements.

Alcoa has approximately 398,000 mt per year (mtpy) of idle capacity on a base capacity of 4,004,000 mtpy.

Aluminum prices are expected to remain strong in the second quarter of 2005. Production is projected to increase, as the smelter restarts at Wenatchee, Massena, and Alcoa Becancour are essentially complete. Input costs, particularly energy and alumina, are anticipated to remain high in the second quarter.

III. Flat-Rolled Products

First quarter ended March 31	2005	2004
Third-party aluminum shipments (mt)	509	515

Third-party sales	$1,655	$1,450
Intersegment sales	34	23

Total sales	$1,689	$1,473

ATOI	$75	$66

Third-party sales for the Flat-Rolled Products segment increased 14% in the 2005 first quarter as compared with the first quarter of 2004. The increase resulted primarily from higher prices and favorable foreign currency exchange movements, as volumes remained relatively flat.

ATOI for this segment increased 14% in the first quarter of 2005, compared with the first quarter of 2004, due to higher prices and favorable mix. The increase in prices and favorable mix more than offset an $11 operating loss associated with integration costs for the Russian rolling mills.

Demand is expected to remain strong in the aerospace and commercial transportation markets, and typical seasonal increases are anticipated in the can sheet business in the second quarter of 2005. Higher material, energy, and coatings costs are expected to impact the quarter.

IV. Extruded and End Products

First quarter ended March 31	2005	2004
Third-party aluminum shipments (mt)	221	225

Third-party sales	$1,037	$943
Intersegment sales	14	15

Total sales	$1,051	$958

ATOI	$15	$17

Third-party sales for the Extruded and End Products segment increased 10% in the 2005 first quarter, as compared with the 2004 corresponding period, as higher prices and favorable foreign currency exchange movements more than offset slightly lower volumes.

ATOI for this group decreased 12% in the 2005 first quarter compared with the first quarter of 2004. Higher prices and cost savings were more than offset by higher raw materials and energy costs, and lower volumes in Europe.

Demand is expected to remain strong in the aerospace and commercial transportation markets in the second quarter and modest seasonal improvement is anticipated in the building and construction market. European markets are expected to remain weak.

V. Engineered Solutions

First quarter ended March 31	2005	2004
Third-party aluminum shipments (mt)	39	34

Third-party sales	$1,241	$1,149
Intersegment sales	—	—

Total sales	$1,241	$1,149

ATOI	$59	$62

Third-party sales for the Engineered Products segment increased 8% in the 2005 first quarter, as compared with the 2004 corresponding period, principally due to higher volumes in the businesses serving the industrial products, commercial transportation, and aerospace markets as well as favorable foreign currency exchange movements.

ATOI for this segment decreased 5% in the first quarter of 2005, compared with the first quarter of 2004, principally due to unfavorable prices across the segment. The 2005 first quarter was also negatively affected by unfavorable mix in the automotive businesses and decreased volumes in the AFL automotive business.

The demand in the aerospace and commercial transportation markets is expected to remain strong through the second quarter of 2005, while the North American automotive market is anticipated to remain weak due to build rate reductions.

VI. Packaging and Consumer

First quarter ended March 31	2005	2004
Third-party aluminum shipments (mt)	34	38

Third-party sales	$771	$721
Intersegment sales	—	—

Total sales	$771	$721

ATOI	$22	$35

Third-party sales for the Packaging and Consumer segment increased 7% in the 2005 first quarter, compared with the 2004 corresponding period, due to higher prices, as Alcoa was able to pass through increased resin costs. An increase in volumes in the thermoformed plastics and closures businesses was more than offset by lower volumes in the foodservice and consumer products businesses.

ATOI for this segment declined 37% in the first quarter of 2005 compared with the first quarter of 2004. The increase in prices noted previously was more than offset by the negative impact of persistently higher resin costs and increased costs for freight and labor.

In the second quarter, strengthening in the closures and consumer products businesses is anticipated. Higher input costs, particularly metal and resin, are expected to continue to pressure margins.

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

The following reconciles segment information to consolidated totals.

First quarter ended March 31	2005	2004
Total ATOI	$557	$499
Impact of intersegment profit adjustments	17	23
Unallocated amounts (net of tax):
Interest income	7	7
Interest expense	(51)	(41)
Minority interests	(60)	(51)
Corporate expense	(69)	(74)
Restructuring and other charges	(30)	31
Discontinued operations	(13)	2
Other	(98)	(41)

Consolidated net income	$260	$355

The significant changes in the reconciling items between ATOI and consolidated net income for the 2005 first quarter compared with the corresponding 2004 period consisted of:

•	an increase in interest expense due to higher average effective interest rates,

•	an increase in restructuring and other charges, due to $30 of employee termination and severance costs and asset write-downs in the first quarter of 2005 and the absence of the $58 gain on the specialty chemicals business that was sold in the first quarter of 2004,

•	an increase in the loss from discontinued operations due to the $8 loss on the AFL transaction, a $4 impairment loss, and $1 of operating losses recorded in the first quarter of 2005, and

•	an increase in other, principally caused by the $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA.

Liquidity and Capital Resources

Cash from Operations

Cash used for operations was $239 in the 2005 first quarter compared with cash provided from operations of $90 in the 2004 first quarter. The change of $329 is principally due to net increases in working capital, the $95 decrease in net income, and the long-term aluminum supply contract entered into during the first quarter of 2005.

Financing Activities

Cash provided from financing activities was $869 in the 2005 first quarter, a change of $1,146 compared with cash used for financing activities of $277 in the first quarter of 2004. The change was primarily due to an increase in commercial paper used for working capital requirements, acquisitions, and the funding of capital projects.

On April 22, 2005, Alcoa refinanced its $1,000 revolving-credit agreement that was to expire in April 2005 into a new $1,000 revolving-credit agreement that will expire in April 2010. The new agreement does not contain any material changes in terms.

Investing Activities

Cash used for investing activities was $584 in the 2005 first quarter compared with cash provided from investing activities of $70 in the 2004 first quarter. The change of $654 was primarily due to cash paid of $257 for two Russian fabricating facilities, the $176 cash payment associated with the acquisition of full ownership of the AFL automotive business, a $153 increase in capital expenditures, and the absence of asset sales that generated cash of $309 in the first quarter of 2004, somewhat offset by $205 cash proceeds from the sale of Alcoa’s interest in Integris Metals in the first quarter of 2005.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 37 owned or operating facilities and adjoining properties, approximately 38 previously owned or operating facilities and adjoining properties and approximately 62 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

In June of 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. The EPA requested that Alcoa consider a Remedial Options Pilot Study (ROPS) to gather this information. The scope of this study includes sediment removal and capping, the installation of an ice control structure, and significant monitoring.

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the work should be completed by the fourth quarter of 2005. It is anticipated that a report of findings will be issued to the EPA in 2006. Subsequent to this submittal, a revised Analysis of Alternatives Report will be submitted to the EPA at a date to be determined. This information will be used by the EPA to propose a remedy for the entire river.

Alcoa adjusted the reserves in the second quarter of 2004 to include the $35 for the ROPS. This is in addition to the $30 previously reserved. With the exception of the natural recovery remedy, none of the existing alternatives in the 2002 Analysis of Alternatives Report is currently more probable than the others, and the results of the ROPS are necessary to revise the scope and estimated cost of many of the current alternatives.

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

Alcoa’s remediation reserve balance was $413 and $391 at March 31, 2005 and December 31, 2004 (of which $74 and $73 were classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2005, the remediation reserve was increased by approximately $35 related to the acquisition of two Russian fabricating facilities. Remediation costs charged to the reserve in the 2005 first quarter were approximately $13. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, foreign exchange rates, and interest rates.

Alcoa’s derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC). The SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC reports to the Board of Directors on the scope of its activities.

All of the interest rate, foreign currency, aluminum and other commodity contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. The company is not involved in energy-trading activities, weather derivatives, or other nonexchange commodity-trading activities.

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum products and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 900,000 mt at March 31, 2005, to reduce the aluminum price risk of these exposures. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Alcoa has also entered into futures contracts to minimize its price risk related to aluminum purchases. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 69,000 mt at March 31, 2005. In addition, Alcoa has entered into power supply contracts that contain pricing provisions related to the LME aluminum price. The LME linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings. The net earnings impact of the futures and the portion of the embedded derivatives that does not qualify for hedge accounting was not material for the first quarter of 2005.

Alcoa purchases natural gas, fuel oil, and electricity to meet its production requirements and believes it is highly likely that such purchases will continue in the future. These purchases expose the company to the risk of higher prices. To hedge a portion of these risks, Alcoa uses futures and forward contracts. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Financial Risk

Interest rates – Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. For a portion of its fixed-rate debt, the company has entered into pay floating, receive fixed interest rate swaps to effectively change the fixed interest rates to floating interest rates.

Currencies – Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures, generally not exceeding three years.

Fair values – The following table shows the fair values of outstanding derivatives contracts at March 31, 2005.

Fair value gain/(loss)
Aluminum	$169
Interest rates	(109)
Other commodities, principally natural gas	149
Currencies	48

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

(b) Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in Alcoa’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. Alcoa is currently evaluating the impact on its internal control over financial reporting for the following matters.

During the first quarter of 2005, Alcoa implemented changes to two accounting systems. In January 2005, a new consolidation system was implemented to produce financial statements for external reporting and management reporting. In February of 2005, Alcoa implemented a new system for recording intercompany transactions that is fully integrated with Alcoa’s common financial system platform.

In addition, Alcoa acquired two fabricating facilities located in the Russian Federation on January 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Environmental Matters

As previously reported, since 1990, Alcoa has undertaken investigations and evaluations concerning alleged releases of mercury from its Point Comfort, Texas facility into the adjacent Lavaca Bay pursuant to a Superfund order from the EPA. In March 1994, the EPA listed the “Alcoa (Point Comfort)/Lavaca Bay Site” on the National Priorities List, and Alcoa and Region VI of the EPA entered into an administrative order on consent, EPA docket no. 6-11-94, concerning the site. The administrative order required the company to conduct a remedial investigation and feasibility study under EPA oversight. Following submission by the company of all required information, in December 2001, the EPA issued its Record of Decision selecting the final remedial approach for the site. In addition, the company and certain federal and state natural resource trustees, who previously served Alcoa with notice of their intent to file suit to recover damages for alleged loss or injury of natural resources in Lavaca Bay, have cooperatively identified restoration alternatives and approaches for resource injuries at the site. Negotiations between Alcoa and the EPA and other federal and state agencies responsible for remediation and natural resource damage assessment were completed and two Consent Decrees covering those matters, respectively, were concluded. The Consent Decrees were lodged in federal district court in Texas on December 10, 2004 and entered on March 1, 2005. The actions required by those Consent Decrees which are consistent with the Record of Decision and the identified resource restoration alternatives, are fully reserved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2005	27,896	$29.90	—	30,534,282
February 1 - February 28, 2005	36,227	31.60	—	30,534,282
March 1 - March 31, 2005	—	—	—	30,534,282

Total for quarter ended March 31, 2005	64,123	30.86	—	30,534,282

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

Item 4. Submission of Matters to a Vote of Security Holders.

Alcoa’s annual meeting of shareholders was held on April 22, 2005. At the meeting:

(1)	the two nominees named in Alcoa’s 2005 proxy statement, Joseph T. Gorman and Klaus Kleinfeld, were elected to serve as directors for a three-year term expiring in 2008; and

(2)	the selection of PricewaterhouseCoopers LLP to serve as the independent auditor of Alcoa for 2005 was approved.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, where applicable, as to each such matter, are set forth below.

	For	Against/ Withheld	Abstained	Broker Non-Votes
(1) Election of Directors:

NOMINEE
Joseph T. Gorman	684,986,380	48,913,347
Klaus Kleinfeld	708,301,380	25,598,347

(2) Approval of the Independent Auditor	710,942,777	11,975,175	10,981,569	206

Item 6. Exhibits.

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

Alcoa Inc.

April 27, 2005 Date	By	/s/ RICHARD B. KELSON
Richard B. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 27, 2005 Date	By	/s/ CHARLES D. MCLANE, JR.
Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002