Form 10-Q
period 2005-06-30
ALCOA INC
filed 2005-07-28
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 25, 2005, 872,414,355 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	June 30 2005	December 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$457	$457
Receivables from customers, less allowances of $79 in 2005 and $87 in 2004	3,245	2,738
Other receivables	291	261
Inventories (H)	3,467	2,968
Deferred income taxes	273	279
Prepaid expenses and other current assets	765	790

Total current assets	8,498	7,493

Properties, plants, and equipment, at cost	26,379	25,865
Less: accumulated depreciation, depletion, and amortization	13,597	13,273

Net properties, plants, and equipment	12,782	12,592

Goodwill	6,494	6,541
Investments (C)	1,183	2,066
Other assets (I)	4,186	3,707
Assets held for sale (D)	57	210

Total assets	$33,200	$32,609

LIABILITIES
Current liabilities:
Short-term borrowings (I)	$257	$267
Commercial paper	1,105	630
Accounts payable, trade	2,350	2,226
Accrued compensation and retirement costs	1,013	1,021
Taxes, including taxes on income	994	1,019
Other current liabilities	1,052	1,078
Long-term debt due within one year	48	57

Total current liabilities	6,819	6,298

Long-term debt, less amount due within one year (I)	5,514	5,346
Accrued pension benefits	1,559	1,513
Accrued postretirement benefits	2,128	2,150
Other noncurrent liabilities and deferred credits	1,694	1,727
Deferred income taxes	910	790
Liabilities of operations held for sale (D)	13	69

Total liabilities	18,637	17,893

MINORITY INTERESTS	1,207	1,416

COMMITMENTS AND CONTINGENCIES (J)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,749	5,775
Retained earnings	9,093	8,636
Treasury stock, at cost	(1,879)	(1,926)
Accumulated other comprehensive loss (K)	(587)	(165)

Total shareholders’ equity	13,356	13,300

Total liabilities and equity	$33,200	$32,609

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Sales (N)	$6,763	$5,971	$13,052	$11,559

Cost of goods sold	5,456	4,699	10,437	9,042
Selling, general administrative, and other expenses	357	309	690	642
Research and development expenses	47	42	93	86
Provision for depreciation, depletion, and amortization	318	297	635	596
Restructuring and other charges (B)	261	5	306	(26)
Interest expense	87	70	165	133
Other income, net (M)	(347)	(125)	(383)	(147)

Total costs and expenses	6,179	5,297	11,943	10,326

Income from continuing operations before taxes on income	584	674	1,109	1,233
Provision for taxes on income (E)	51	195	243	350

Income from continuing operations before minority interests’ share	533	479	866	883
Less: Minority interests’ share	60	74	120	125

Income from continuing operations	473	405	746	758
(Loss) income from discontinued operations (D)	(13)	(1)	(26)	1

NET INCOME	$460	$404	$720	$759

EARNINGS (LOSS) PER SHARE (L)
Basic:
Income from continuing operations	$.54	$.46	$.86	$.87
Loss from discontinued operations	(.01)	—	(.03)	—

Net income	$.53	$.46	$.83	$.87

Diluted:
Income from continuing operations	$.54	$.46	$.85	$.87
Loss from discontinued operations	(.02)	—	(.03)	—

Net income	$.52	$.46	$.82	$.87

Dividends paid per common share	$.15	$.15	$.30	$.30

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30
	2005	2004
CASH FROM OPERATIONS
Net income	$720	$759
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	637	600
Change in deferred income taxes	(102)	(58)
Equity income, net of dividends (M)	64	(20)
Noncash restructuring and other charges (B)	306	(26)
Net gain on early retirement of debt and interest rate swaps	—	(58)
Gains from investing activities - sale of assets	(342)	(8)
Provision for doubtful accounts	10	13
Loss (income) from discontinued operations (D)	26	(1)
Minority interests	120	125
Other	(61)	(8)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(659)	(420)
Increase in inventories	(471)	(334)
Increase in prepaid expenses and other current assets	(24)	(129)
Increase in accounts payable and accrued expenses	86	172
Increase in taxes, including taxes on income	12	150
Cash paid on early retirement of debt and interest rate swap settlements	—	(52)
Cash paid on long-term aluminum supply contract	(93)	—
Net change in noncurrent assets and liabilities	(58)	(108)
Net change in net assets held for sale	—	(38)

CASH PROVIDED FROM CONTINUING OPERATIONS	171	559
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(26)	3

CASH FROM OPERATIONS	145	562

FINANCING ACTIVITIES
Net changes to short-term borrowings	(9)	(2)
Common stock issued for stock compensation plans	17	58
Repurchase of common stock	—	(68)
Dividends paid to shareholders	(263)	(261)
Dividends paid to minority interests	(72)	(79)
Net change in commercial paper	475	1,080
Additions to long-term debt (I)	200	88
Payments on long-term debt	(47)	(1,379)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	301	(563)

INVESTING ACTIVITIES
Capital expenditures	(834)	(414)
Acquisition of AFL minority interest (C)	(176)	—
Acquisitions, net of cash acquired (C)	(257)	—
Proceeds from the sale of assets	—	355
Additions to investments	(10)	(46)
Sale of investments (C)	1,077	—
Change in short-term investments and restricted cash (I)	(228)	—
Other	(9)	(2)

CASH USED FOR INVESTING ACTIVITIES	(437)	(107)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	(2)

Net change in cash and cash equivalents	—	(110)
Cash and cash equivalents at beginning of year	457	576

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$457	$466

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

B. Restructuring and Other Charges – As a result of the global realignment of Alcoa’s organization structure, designed to optimize operations in order to better serve customers, a restructuring plan was developed to identify opportunities to streamline operations on a global basis. The restructuring program consisted of the elimination of jobs across all segments of the company, various plant closings and consolidations, and asset disposals. Restructuring charges of $306 ($197 after tax and minority interests) were recorded in the first half of 2005, consisting of charges of $261 ($172 after tax and minority interests) in the second quarter and charges of $45 ($25 after tax and minority interests) in the first quarter.

The second quarter charge of $261 was comprised of $156 for employee termination and severance costs, $101 for asset impairments, and $4 for other exit costs. While restructuring charges are not reflected in the segment results, the following table details what the impact of allocating these items to segment results would have been:

Segment	Positions to be eliminated	Employee termination and severance costs	Asset impairments	Other exit costs
Alumina	6	$(2)	$—	$—
Primary Metals	252	(19)	—	—
Flat-Rolled Products	78	(6)	(1)	—
Extruded and End Products	1,018	(46)	(19)	(1)
Engineered Solutions	3,326	(49)	(75)	—
Packaging and Consumer	1,508	(18)	(6)	(2)
Corporate	157	(16)	—	(1)

Total	6,345	$(156)	$(101)	$(4)

The following discussion details the significant components of the restructuring program:

•	The automotive operations were restructured to improve efficiencies and included the following actions:

•	The closure of the Hawesville, KY automotive casting facility was announced on May 19, 2005. This closure will occur by the end of 2005 and is a result of excess capacity in Alcoa’s automotive castings manufacturing system. A charge of $44 was recorded, $1 for the termination of 158 employees and $43 for the impairment of assets.

•	A restructuring of the cast auto wheels business was approved on June 23, 2005, due to weak market and business conditions. A charge of $66 was recorded, $36 for severance costs associated with approximately 800 employees and $30 for asset impairments.

•	Headcount reductions in the AFL automotive business resulted in a charge of $8 for the termination of approximately 2,200 employees.

•	The global extruded and end products businesses were restructured to optimize operations and increase productivity and included the following actions:

•	Headcount reductions across various businesses resulted in a charge of $46 for the termination of 1,018 employees in the U.S., Europe and Latin America.

•	Charges of $19 were recorded for asset disposals at various U.S. and European extrusion plants related to certain assets which the businesses have ceased to operate.

•	The restructuring associated with the packaging and consumer businesses consisted of plant consolidations and closures designed to strengthen the operations, resulting in charges of $26, comprised of $18 for employee termination and severance costs, $6 for asset disposals, and $2 for other exit costs. Other exit costs primarily consist of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term.

Employee termination and severance costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans. The charge of $156 for employee termination and severance costs in the second quarter is associated with the termination of 6,345 salaried and hourly positions across North America, Europe, Latin America and Australia. These terminations are expected to be completed in the next twelve months. As of June 30, 2005, 210 of the 6,345 employees had been terminated.

In the first quarter of 2005, Alcoa recorded charges of $45 ($25 after tax and minority interests) for restructurings, consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset impairments. As of June 30, 2005, 650 of the 1,800 employees had been terminated.

Alcoa anticipates annualized savings of approximately $195 (pre-tax) associated with the 2005 restructuring program. Approximately $18 of cash payments were made against the reserves in the first half of 2005.

For the full year 2004, Alcoa recorded income of $21 ($41 after tax and minority interests) for restructuring and other items. The income recognized was comprised of the following components: a gain of $53 ($61 after tax and minority interests) on the sale of Alcoa’s specialty chemicals business and $15 resulting from adjustments to prior year reserves; offset by charges of $41 related to additional layoff reserves associated with approximately 4,100 hourly and salaried employees (located primarily in Mexico and the U.S.), as the company continued to focus on reducing costs, and $6 of asset write-downs. As of June 30, 2005, approximately 4,000 of the 4,100 employees associated with the 2004 restructuring program had been terminated.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2003	$47	$48	$95

2004:
Cash payments	(52)	(5)	(57)
2004 restructuring charges	41	—	41
Reversals of 2003 restructuring charges	(11)	(4)	(15)

Reserve balances at December 31, 2004	$25	$39	$64

2005:
Cash payments	(27)	—	(27)
2005 restructuring charges	198	112	310
Reversals of 2004 restructuring charges	(4)	—	(4)

Reserve balances at June 30, 2005	$192	$151	$343

For further details on the 2004 restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

C. Acquisitions and Divestitures – On June 20, 2005, Alcoa announced the purchase of the 40 percent interest in the Alcoa (Shanghai) Aluminum Products Ltd. joint venture from its partner Shanghai Light Industrial Equipment (Group) Company, Ltd. for $16. Alcoa (Shanghai) Aluminum Products Ltd. is now a wholly owned foreign enterprise and will continue to sell foil products to customers throughout Asia.

On April 5, 2005, Alcoa sold its stock in Elkem ASA to Orkla ASA for $869 in cash, resulting in a total after-tax gain on the transaction of approximately $180. The total gain is comprised of a net charge of $39 recognized in the first quarter of 2005, due to a charge of $43 for the income tax impact of previously undistributed equity earnings and offset by other transaction costs, and a gain of $219 in the second quarter of 2005.

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

On January 31, 2005, Alcoa acquired two fabricating facilities located in the Russian Federation. The facilities, located in Belaya Kalitva and Samara, were purchased for $257 in cash. In connection with this transaction, Alcoa made a $93 payment related to a long-term aluminum supply contract. Based on the preliminary purchase price allocation, Alcoa recorded goodwill of approximately $39. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, that have not been completed. The purchase agreement also provides for contingent payments over the next five years based on the performance of the Russian facilities, with a potential carry forward period of an additional five years. The maximum amount of total contingent payments is $85. The results of these facilities are recorded in the Flat-Rolled Products segment, the Extruded and End Products segment, and the Engineered Solutions segment. These facilities provide a wide product breadth that supports Alcoa’s growth plans in the commercial transportation, aerospace, automotive, and packaging markets.

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

In the second quarter of 2005, Alcoa recorded a loss of $13 (after tax and minority interests) in discontinued operations, consisting of: $5 in connection with the divestiture of its interest in the AFL telecommunications business (see note C for additional information on this transaction); a $4 impairment charge to reflect the current estimated fair value of the protective packaging business; and $4 of operating losses on businesses to be divested.

In the first quarter of 2005, Alcoa recorded a loss of $13 (after tax and minority interests) in discontinued operations, consisting of: $8 in connection with the divestiture of its interest in the AFL telecommunications business; a $4 impairment charge to reflect the current estimated fair value of the protective packaging business and a small casting facility in Europe; and $1 of operating losses on businesses to be divested.

The following table details selected financial information for the businesses included within discontinued operations.

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Sales	$28	$127	$141	$241

Loss from operations	(5)	(1)	(6)	(5)
(Loss) gain on sale of businesses	—	—	(7)	8
Loss from impairment	(8)	—	(12)	—

Total pretax loss	$(13)	$(1)	$(25)	$3
Provision for taxes	—	1	(4)	(2)
Minority interests	—	(1)	3	—

(Loss) income from discontinued operations	$(13)	$(1)	$(26)	$1

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	June 30, 2005	December 31, 2004
Assets:
Receivables	$34	$98
Inventories	6	44
Properties, plants, and equipment, net	11	42
Other assets	6	26

Total assets held for sale	$57	$210

Liabilities:
Accounts payable and accrued expenses	13	54
Other liabilities	—	15

Total liabilities of operations held for sale	$13	$69

The changes in assets and liabilities of operations held for sale at June 30, 2005 compared with December 31, 2004 are primarily due to the divestiture of the AFL telecommunications business that occurred in the first quarter of 2005.

E. Income Taxes – The effective tax rate of 21.9% for the 2005 six-month period differs from the statutory rate of 35% and the 2004 six-month period rate of 28.4% principally due to a $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA which was recorded in the first quarter of 2005. The 2004 six-month period was affected by lower taxes on foreign income and the sale of the specialty chemicals business in the first quarter of 2004.

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

Alcoa currently discloses the fair value of these grants over the normal vesting period for all participants. Beginning in 2006, expense will be recognized immediately for participants eligible for retirement. The financial impact of disclosing the expense for participants eligible for retirement on the date of grant on the periods presented is not material.

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

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income, as reported	$460	$404	$720	$759
Less: compensation cost determined under the fair value method, net of tax	9	8	18	16

Pro forma net income	$451	$396	$702	$743

Basic earnings per share:
As reported	$.53	$.46	$.83	$.87
Pro forma	.52	.45	.80	.85
Diluted earnings per share:
As reported	$.52	$.46	$.82	$.87
Pro forma	.51	.45	.80	.85

In addition to stock option awards described above, beginning in 2004 the company granted stock awards and performance share awards that vest in three years from the date of grant. Compensation expense recognized on these awards was $8 (after tax) and $6 (after tax) in the first half of 2005 and 2004, respectively. Alcoa currently records expense for these grants over the normal vesting period for all participants. Beginning in 2006, expense will be recognized immediately for participants eligible for retirement. The financial impact of recording this expense on the date of grant on the periods presented is not material.

G. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost follow.

	Second quarter ended June 30		Six months ended June 30
Pension benefits	2005	2004	2005	2004
Service cost	$52	$52	$104	$103
Interest cost	154	155	308	309
Expected return on plan assets	(177)	(180)	(354)	(360)
Amortization of prior service cost	6	9	12	18
Recognized actuarial loss	23	15	46	30

Net periodic benefit cost	$58	$51	$116	$100

	Second quarter ended June 30		Six months ended June 30
Postretirement benefits	2005	2004	2005	2004
Service cost	$8	$8	$16	$16
Interest cost	54	55	108	110
Expected return on plan assets	(4)	(3)	(8)	(6)
Amortization of prior service cost	1	(2)	2	(4)
Recognized actuarial loss	15	12	30	24

Net periodic benefit cost	$74	$70	$148	$140

The net periodic benefit cost for postretirement benefits for both the three-month and six-month periods ended June 30, 2005 and 2004 reflects a reduction of approximately $6 and $12, respectively, in each year. This reduction is related to the recognition of the federal subsidy under Medicare Part D. For further details on the Medicare Part D subsidy, see Note W to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

H. Inventories

	June 30 2005	December 31 2004
Finished goods	$993	$913
Work in process	1,098	909
Bauxite and alumina	505	456
Purchased raw materials	628	472
Operating supplies	243	218

	$3,467	$2,968

The increase in inventories is a result of improved market conditions and the acquisition of two Russian fabricating facilities. Approximately 47% of total inventories at June 30, 2005, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $749 and $700 higher at June 30, 2005 and December 31, 2004, respectively.

I. Debt – Alcoa entered into a debt agreement with a third-party lender to fund integration activities at its Russian fabricating facilities. Under the agreement, Alcoa is required to carry a cash balance equal to the amount borrowed. As of June 30, 2005, restricted cash of $200 is recorded in the Condensed Consolidated Balance Sheet as other assets, representing the cash balance that cannot be withdrawn, and borrowings of $200 are recorded as long-term debt. Interest accrues monthly, and the principal is due in 2010.

Short-term borrowings included $238 and $216 at June 30, 2005 and December 31, 2004, respectively, related to computerized payable settlement arrangements with certain vendors and third-party intermediaries. For further details on short-term borrowings, see Note K to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

J. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or liquidity of the company.

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

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. As of June 30, 2005, approximately 80% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

In 2004, the Installation Permit of Serra do Facao was temporarily suspended by legal injunction from the Brazilian Judicial Department (Public Ministry). As a result, the Serra do Facao project was suspended.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $148 and $124 at June 30, 2005 and December 31, 2004, respectively. There have been no significant investments made in any of the other projects.

In 2004, Alcoa agreed to acquire a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline in Western Australia in exchange for an initial cash investment of $17, which was classified as an equity investment. Alcoa has committed to invest an additional $72 to be paid as the pipeline expands through 2008. There was no additional investment made in the first six months of 2005.

K. Comprehensive Income

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income	$460	$404	$720	$759
Changes in other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities	(13)	(160)	(21)	(126)
Unrealized translation adjustments	(361)	(157)	(448)	(168)
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	28	101	(49)	44
Net amount reclassified to income	(24)	(90)	96	(53)

Net unrecognized gains (losses) on derivatives	4	11	47	(9)

Comprehensive income	$90	$98	$298	$456

L. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Income from continuing operations	$473	$405	$746	$758
Less: preferred stock dividends	—	—	1	1

Income from continuing operations available to common shareholders	$473	$405	$745	$757

Average shares outstanding – basic	872	870	872	870
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	6	7	6	8

Average shares outstanding – diluted	878	877	878	878

Options to purchase 73 million and 58 million shares of common stock at average exercise prices of $36.00 and $38.00 were outstanding as of June 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

M. Other Income, Net

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Equity (loss) income	$(56)	$45	$(21)	$71
Interest income	14	9	25	19
Foreign exchange gains (losses)	29	1	34	(2)
Gain on sales of assets	342	3	342	8
Net gain on early retirement of debt and interest rate swap settlements	—	58	—	58
Other income (expense)	18	9	3	(7)

	$347	$125	$383	$147

Equity loss in the 2005 second quarter and six-month period consisted of a charge of $90 for the closure of the Hamburger Aluminium-Werk facility in Hamburg, Germany. At a June 20, 2005, directors meeting, the partners decided to shut down the facility as of January 1, 2006, due to high energy prices. As a result, Alcoa recorded a charge of $90 ($58 after tax), which included $65 for impairment and $25 for layoffs and other costs as a result of the shutdown. Gain on sales of assets in the 2005 second quarter and six-month period was comprised of the $345 gain on the sale of Alcoa’s stake in Elkem ASA. Other expenses in the 2004 six-month period included a charge of $20 related to El Campo litigation settlements.

N. Segment Information – In January 2005, Alcoa realigned its organization structure, creating global groups to better serve customers and increase the ability to capture efficiencies. As a result, certain reportable segments have been reorganized to reflect the new organization. The businesses within the former Engineered Products segment and the Other “group” have been realigned to form the new Extruded and End Products segment and the new Engineered Solutions segment. Prior period amounts have been restated to reflect these changes. Additionally, the Alumina and Chemicals segment has been renamed the Alumina segment, to reflect the sale of the specialty chemicals business.

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

The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and six-month periods ended June 30, 2005 and 2004.

	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Second quarter ended June 30, 2005
Sales:
Third-party sales *	$533	$1,124	$1,763	$1,153	$1,286	$892	$6,751
Intersegment sales	439	1,215	36	19	—	—	1,709

Total sales	$972	$2,339	$1,799	$1,172	$1,286	$892	$8,460

ATOI	$182	$187	$70	$20	$60	$47	$566

Second quarter ended June 30, 2004
Sales:
Third-party sales *	$486	$959	$1,490	$1,027	$1,189	$821	$5,972
Intersegment sales	349	1,129	23	12	—	—	1,513

Total sales	$835	$2,088	$1,513	$1,039	$1,189	$821	$7,485

ATOI	$159	$230	$59	$30	$69	$54	$601

	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Six months ended June 30, 2005
Sales:
Third-party sales *	$1,038	$2,213	$3,418	$2,190	$2,527	$1,663	$13,049
Intersegment sales	832	2,518	70	33	—	—	3,453

Total sales	$1,870	$4,731	$3,488	$2,223	$2,527	$1,663	$16,502

ATOI	$343	$412	$145	$30	$119	$69	$1,118

Six months ended June 30, 2004
Sales:
Third-party sales *	$949	$1,837	$2,940	$1,970	$2,338	$1,542	$11,576
Intersegment sales	687	2,167	46	27	—	—	2,927

Total sales	$1,636	$4,004	$2,986	$1,997	$2,338	$1,542	$14,503

ATOI	$286	$422	$125	$47	$131	$89	$1,100

*	The difference between the segment total and consolidated third-party revenues is in Corporate.

The following reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Total ATOI	$566	$601	$1,118	$1,100
Impact of intersegment profit adjustments	(16)	8	1	31
Unallocated amounts (net of tax):
Interest income	9	5	16	12
Interest expense	(56)	(45)	(107)	(86)
Minority interests	(60)	(74)	(120)	(125)
Corporate expense	(73)	(63)	(142)	(137)
Restructuring and other charges (B)	(172)	(4)	(202)	27
Discontinued operations (D)	(13)	(1)	(26)	1
Other	275	(23)	182	(64)

Consolidated net income	$460	$404	$720	$759

The significant changes in the reconciling items between ATOI and consolidated net income for the 2005 second quarter and six-month periods compared with the corresponding 2004 periods consisted of:

•	a decrease in intersegment profit adjustments attributed to the decrease in aluminum prices in the second quarter and six-month period of 2005, as compared to the increase in aluminum prices that occurred in the second quarter and six-month period of 2004,

•	an increase in interest expense, primarily due to higher average effective interest rates,

•	an increase in restructuring and other charges, due to the company’s global restructuring plan. See Note B for additional details surrounding restructuring and other charges,

•	an increase in the loss from discontinued operations due to the loss recognized on the AFL transaction, an impairment loss to reflect the current fair market value of the protective packaging business, and operating losses recorded in the second quarter and six-month period of 2005, and

•	an increase in other, which consisted primarily of the $219 second quarter gain, or $180 in the 2005 six-month period, on the sale of Alcoa’s stake in Elkem ASA, a $120 tax benefit related to the finalization of certain tax reviews and audits during the second quarter of 2005, slightly offset by the $58 charge related to the closure of the Hamburger Aluminium-Werk facility in Germany.

The following table represents segment assets.

	June 30 2005	December 31 2004
Alumina	$3,826	$3,605
Primary Metals	8,226	8,121
Flat-Rolled Products	4,214	3,672
Extruded and End Products	2,497	2,224
Engineered Solutions	5,853	5,761
Packaging and Consumer	3,106	3,063

Total segment assets	$27,722	$26,446

The increase in segment assets across all segments was due to higher customer receivables and increased inventories from stronger volumes and higher prices in 2005. The Flat-Rolled Products segment, the Extruded and End Products segment, and the Engineered Solutions segment were also affected by the acquisition of two Russian fabricating facilities.

The following information, which was included in Note Q to the Annual Report on Form 10-K for the year ended December 31, 2004, has been reclassified to reflect the change in composition of certain of Alcoa’s segments. Only those segments that have changed are presented below.

Segment information for the year ended December 31, 2004	Extruded and End Products	Engineered Solutions

Profit and loss:
Depreciation, depletion, and amortization	$120	$193
Income taxes	30	93
Assets:
Capital expenditures	$109	$103
Equity investments	—	6
Goodwill	233	2,603

O. Reclassifications - Certain amounts have been reclassified to conform to current period presentation.

P. Recently Issued Accounting Standards – In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to financial statements of prior periods for changes in accounting principle. This statement is effective January 1, 2006. This standard has no impact on Alcoa’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement becomes effective on December 31, 2005. Alcoa is currently evaluating the impact of this statement on the company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment”. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Alcoa will begin expensing stock options as it is required, which is currently in the first quarter of 2006, using the modified prospective application. Beginning in 2006, expense will be recognized immediately for participants eligible for retirement.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2005, and the related unaudited condensed statements of consolidated income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the unaudited condensed statement of consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of Alcoa’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2004 and the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2004; and in our report dated February 18, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 28, 2005

*	This report should not be considered a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons [mt])

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note J to the Condensed Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1, for the year ended December 31, 2004. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Results of Operations

Selected Financial Data:

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Sales	$6,763	$5,971	$13,052	$11,559
Income from continuing operations	473	405	746	758
(Loss) income from discontinued operations	(13)	(1)	(26)	1
Net income	$460	$404	$720	$759

Earnings per common share:
Diluted – Income from continuing operations	$.54	$.46	$.85	$.87
Diluted – Net income	$.52	$.46	$.82	$.87

Shipments of aluminum products (mt)	1,401	1,298	2,691	2,579
Shipments of alumina (mt)	1,951	1,981	3,874	3,819

Alcoa’s average realized ingot price (mt)	$1,977	$1,867	$2,009	$1,827
Average 3-month LME price	$1,797	$1,692	$1,845	$1,680

Alcoa’s income from continuing operations for the 2005 second quarter and six-month period of 2005 was $473, or 54 cents per diluted share, and $746, or 85 cents per share, respectively. Income from continuing operations increased 17% in the 2005 second quarter, as compared to the second quarter of 2004, while income from continuing operations for the 2005 six-month period remained relatively flat with the corresponding period of 2004. The second quarter increase resulted from an increase in realized prices, as alumina and aluminum prices rose 11% and 6%, respectively, compared with the corresponding 2004 period. Alumina and aluminum prices rose in the 2005 six-month period by 19% and 10%, respectively, as compared with the 2004 six-month period. Results in 2005 were also favorably impacted by higher volumes, particularly in the Primary Metals and Engineered Solutions segments, as demand in the upstream businesses and commercial transportation, industrial products, aerospace, packaging, and distribution markets increased; the $219 gain recognized on the sale of Alcoa’s stake in Elkem ASA that was recorded in the second quarter; and a tax benefit of $120 related to the finalization of certain tax reviews and audits during the second quarter of 2005. The 2005 results were negatively impacted by increased raw material and energy costs, restructuring charges primarily for layoffs and asset impairments, and operating losses associated with the Russian fabricating facilities. The 2004 six-month period was favorably impacted by a $58 gain on the sale of the specialty chemicals business.

Net income for the 2005 second quarter and six-month period was $460, or 52 cents per share, and $720 or 82 cents per share, respectively, as compared to $404, or 46 cents per share, and $759, or 87 cents per share, for the corresponding periods in 2004. Discontinued operations included a charge of $13 for the second quarter of 2005, which consisted of $5 related to the divestiture of the AFL telecommunications business, a $4 impairment charge to reflect the current estimated fair market value of the protective packaging business, and $4 of operating losses on businesses to be divested. A charge of $26 was recorded in the 2005 six-month period, which consisted of $13 related to the divestiture of the AFL telecommunications business, an $8 impairment charge to reflect the current estimated fair market value of the businesses to be divested, and $5 of operating losses related to these businesses.

Sales for the second quarter and six-month period of 2005 increased $792, or 13% and $1,493, or 13%, respectively, compared with the 2004 corresponding periods. The increase in realized prices for alumina and aluminum as well as higher prices in businesses serving the distribution, industrial products, commercial transportation, and aerospace markets drove the increase in sales. The acquisition of two Russian fabricating facilities and favorable foreign currency exchange movements driven by the stronger Euro also increased sales during the first half of 2005. Partially offsetting these increases was the impact of first quarter 2004 divestitures, principally the specialty chemicals business and the St. Louis and Russellville facilities, and lower volumes in the automotive business.

Cost of goods sold (COGS) as a percentage of sales was 80.7% for the second quarter of 2005 and 80.0% for the 2005 six-month period, compared with 78.7% and 78.2% for the corresponding 2004 periods. Higher input costs were the largest factor in the increase in this percentage in 2005, as higher energy and raw materials costs, as well as unfavorable foreign currency exchange movements, more than offset higher realized prices. An increase to the environmental reserve of $20, primarily for the closed East St. Louis facility, and Russian operating costs also negatively impacted the second quarter of 2005.

Selling, general administrative, and other expenses (SG&A) increased $48 in both the second quarter and six-month period of 2005, respectively, as compared with the corresponding periods of 2004. The increase in both periods primarily resulted from the acquired Russian fabricating facilities and unfavorable foreign currency exchange movements. SG&A as a percentage of sales remained flat during the second quarter and decreased from 5.6% to 5.3% during the 2005 six-month period, as compared to the 2004 corresponding periods.

The provision for depreciation, depletion, and amortization increased $21, or 7%, and $39, or 7%, in the second quarter and six-month period of 2005, compared with the corresponding periods of 2004. The increase was primarily due to unfavorable foreign currency exchange movements and a higher asset base due to the acquisition of two Russian fabricating facilities.

Restructuring charges of $306 ($197 after tax and minority interests) were recorded in the first half of 2005, consisting of charges of $261 ($172 after tax and minority interests) in the second quarter and charges of $45 ($25 after tax and minority interests) in the first quarter. As a result of the global realignment of Alcoa’s organization structure, designed to optimize operations in order to better serve customers, a restructuring plan was developed to identify opportunities to streamline operations on a global basis. The restructuring program consisted of the elimination of jobs across all segments of the company, various plant closings and consolidations, and asset disposals.

The second quarter charge of $261 was comprised of $156 for employee termination and severance costs, $101 for asset impairments, and $4 for other exit costs. While restructuring charges are not reflected in the segment results, the following table details what the impact of allocating these items to segment results would have been:

Segment	Positions to be eliminated	Employee termination and severance costs	Asset impairments	Other exit costs
Alumina	6	$(2)	$—	$—
Primary Metals	252	(19)	—	—
Flat-Rolled Products	78	(6)	(1)	—
Extruded and End Products	1,018	(46)	(19)	(1)
Engineered Solutions	3,326	(49)	(75)	—
Packaging and Consumer	1,508	(18)	(6)	(2)
Corporate	157	(16)	—	(1)

Total	6,345	$(156)	$(101)	$(4)

The following discussion details the significant components of the restructuring program:

•	The automotive operations were restructured to improve efficiencies and included the following actions:

•	The closure of the Hawesville, KY automotive casting facility was announced on May 19, 2005. This closure will occur by the end of 2005 and is a result of excess capacity in Alcoa’s automotive castings manufacturing system. A charge of $44 was recorded, $1 for the termination of 158 employees and $43 for the impairment of assets.

•	A restructuring of the cast auto wheels business was approved on June 23, 2005, due to weak market and business conditions. A charge of $66 was recorded, $36 for severance costs associated with approximately 800 employees and $30 for asset impairments.

•	Headcount reductions in the AFL automotive business resulted in a charge of $8 for the termination of approximately 2,200 employees.

•	The global extruded and end products businesses were restructured to optimize operations and increase productivity and included the following actions:

•	Headcount reductions across various businesses resulted in a charge of $46 for the termination of 1,018 employees in the U.S., Europe and Latin America.

•	Charges of $19 were recorded for asset disposals at various U.S. and European extrusion plants related to certain assets which the businesses have ceased to operate.

•	The restructuring associated with the packaging and consumer businesses consisted of plant consolidations and closures designed to strengthen the operations, resulting in charges of $26, comprised of $18 for employee termination and severance costs, $6 for asset disposals, and $2 for other exit costs. Other exit costs primarily consist of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term.

Employee termination and severance costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans. The charge of $156 for employee termination and severance costs in the second quarter is associated with the termination of 6,345 salaried and hourly positions across North America, Europe, Latin America and Australia. These terminations are expected to be completed in the next twelve months. As of June 30, 2005, 210 of the 6,345 employees had been terminated.

In the first quarter of 2005, Alcoa recorded charges of $45 ($25 after tax and minority interests) for restructurings, consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset impairments. As of June 30, 2005, 650 of the 1,800 employees had been terminated.

Alcoa anticipates annualized savings of approximately $195 (pre-tax) associated with the 2005 restructuring program. Approximately $18 of cash payments were made against the reserves in the first half of 2005.

Income of $26 was recognized in the first half of 2004, consisting of income of $31 in the first quarter and expense of $5 in the second quarter. The sale of divested businesses during the first half of 2004 produced a gain of $50, which primarily resulted from the $49 gain from the sale of the specialty chemicals business. This gain, and income of $3 resulting from adjustments to prior year employee termination and severance costs, were partially offset by $27 for employee termination and severance costs associated with 3,080 salaried and hourly employees (primarily in Mexico, the U.S., and the U.K.).

The pre-tax impact of allocating these amounts to the segment results would have been as follows:

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Alumina	$(2)	$6	$(4)	$50
Primary Metals	(19)	—	(21)	(5)
Flat-Rolled Products	(7)	(1)	(11)	(1)
Extruded and End Products	(66)	(5)	(73)	(7)
Engineered Solutions	(124)	(8)	(141)	(9)
Packaging and Consumer	(26)	(5)	(38)	(7)

Segment total	(244)	(13)	(288)	21
Corporate	(17)	8	(18)	5

Total restructuring and other charges	$(261)	$(5)	$(306)	$26

Interest expense for the 2005 second quarter and six-month period increased $17, or 24%, and $32, or 24%, compared with the corresponding periods in 2004, primarily due to higher average effective interest rates.

Other income increased $222, or 178%, in the second quarter of 2005 compared with the second quarter of 2004 and $236, or 161%, in the 2005 six-month period compared with the corresponding period of 2004. The increase in both periods is primarily due to the $345 gain recognized on the sale of Alcoa’s stake in Elkem ASA, partially offset by the $90 charge for impairment, layoff, and other costs related to the closure of the Hamburger Aluminium-Werk facility in Germany recorded in the second quarter of 2005, and the absence of the $58 gain on the early retirement of debt that occurred in the second quarter of 2004. The increase in other income in the 2005 six-month period is also due to the absence of a $20 expense related to the El Campo litigation matter that was recognized in the first quarter of 2004.

The effective tax rate of 21.9% for the 2005 six-month period differs from the statutory rate of 35% and the 2004 six-month period rate of 28.4% principally due to a $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA which was recorded in the first quarter of 2005. The 2004 six-month period was affected by lower taxes on foreign income and the sale of the specialty chemicals business in the first quarter of 2004.

Minority interests’ share of income from operations decreased $14, or 19%, in the 2005 second quarter and remained relatively flat in the six-month period, as compared to 2004 corresponding periods. The decrease in the 2005 second quarter was primarily due to lower earnings in the AFL automotive business and the acquisition of complete ownership in this business on March 31, 2005 in exchange for Alcoa’s interest in the telecommunications business. The 2005 second quarter decrease was also impacted by slightly lower earnings at Alcoa World Alumina and Chemicals (AWAC), as the increase in realized prices was more than offset by higher costs for energy and raw materials. Higher earnings at AWAC in the 2005 six-month period were offset by losses in the AFL automotive business.

Segment Information

I. Alumina

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Alumina production (mt)	3,621	3,600	7,204	7,175
Third-party alumina shipments (mt)	1,951	1,981	3,874	3,819

Third-party sales	$533	$486	$1,038	$949
Intersegment sales	439	349	832	687

Total sales	$972	$835	$1,870	$1,636

After-tax operating income (ATOI)	$182	$159	$343	$286

Third-party sales for the Alumina segment increased 10% in the 2005 second quarter and 9% in the 2005 six-month period, compared with the corresponding 2004 periods, primarily due to an increase in realized prices of 11% in the 2005 second quarter and 19% in the 2005 six-month period. The increase in realized prices in the 2005 six-month period was somewhat offset by the loss of revenue resulting from the sale of the specialty chemicals business in February of 2004. Intersegment sales increased 26% and 21% in the 2005 second quarter and six-month period, respectively, compared to corresponding periods in 2004, as a result of higher realized prices.

ATOI for this segment rose 14% and 20% in the 2005 second quarter and six-month period, respectively, as compared with the corresponding 2004 periods, due primarily to higher realized prices. Results were negatively impacted by higher raw materials costs, unfavorable foreign currency exchange movements, and higher energy costs. The 2005 six-month period was also negatively impacted by the loss of profit associated with the sale of the chemicals business.

Realized alumina prices are expected to decrease during the third quarter of 2005.

II. Primary Metals

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Aluminum production (mt)	899	863	1,750	1,730
Third-party aluminum shipments (mt)	520	472	1,007	941

Alcoa’s average realized price for aluminum ingot (mt)	$1,977	$1,867	$2,009	$1,827

Third-party sales	$1,124	$959	$2,213	$1,837
Intersegment sales	1,215	1,129	2,518	2,167

Total sales	$2,339	$2,088	$4,731	$4,004

ATOI	$187	$230	$412	$422

Third-party sales for the Primary Metals segment increased 17% in the 2005 second quarter and 20% in the 2005 six-month period, as compared with the corresponding periods of 2004. The increase is due to higher realized prices of 6% and 10% in the 2005 second quarter and six-month period, respectively, and higher third-party shipments. Intersegment sales increased 8% in the second quarter of 2005 and 16% in the 2005 six-month period, primarily due to the increase in realized prices.

ATOI for this segment decreased 19% in the 2005 second quarter and remained relatively flat in the first six months of 2005, compared with the corresponding periods in 2004 due to higher costs for energy and raw materials and the impact of unfavorable foreign currency exchange movements. These negatives were somewhat offset by higher realized prices and higher total volumes.

Alcoa has approximately 380,000 mt per year (mtpy) of idle capacity on a base capacity of 4,004,000 mtpy.

The Midwest premium is substantially lower than the average realized premium in the second quarter. Should this situation persist, it will negatively impact the third quarter.

III. Flat-Rolled Products

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	560	517	1,069	1,032

Third-party sales	$1,763	$1,490	$3,418	$2,940
Intersegment sales	36	23	70	46

Total sales	$1,799	$1,513	$3,488	$2,986

ATOI	$70	$59	$145	$125

Third-party sales for the Flat-Rolled Products segment increased 18% and 16% in the 2005 second quarter and six-month period, respectively, as compared with the corresponding periods of 2004. The increase resulted primarily from higher prices and favorable foreign currency exchange movements. Higher volumes resulting from the acquisition of two Russian facilities also contributed to the increase.

ATOI for this segment increased 19% and 16% in the second quarter and six-month period of 2005, respectively, compared with the corresponding periods of 2004. The increase was principally due to higher prices and favorable mix, with higher shipments of aerospace and commercial transportation products, as well as favorable foreign currency exchange movements in Europe. These positives were somewhat offset by higher input costs and unfavorable mix in the can sheet business, and operating losses associated with the Russian facilities of $21 and $32 in the 2005 second quarter and six-month period, respectively.

Demand is expected to remain strong in the aerospace and commercial transportation markets. Typical seasonal decreases are anticipated in the automotive business in the third quarter of 2005 to conduct equipment upgrades and routine maintenance. Softness in the common alloy market is expected.

IV. Extruded and End Products

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	237	235	458	460
Third-party sales	$1,153	$1,027	$2,190	$1,970
Intersegment sales	19	12	33	27

Total sales	$1,172	$1,039	$2,223	$1,997

ATOI	$20	$30	$30	$47

Third-party sales for the Extruded and End Products segment increased 12% and 11% in the 2005 second quarter and six-month period, as compared with the 2004 corresponding periods, as higher prices and favorable foreign currency exchange movements more than offset relatively flat volumes. The increase in volumes contributed by the Russian extruded products in the 2005 second quarter and six-month period were offset by lower volumes in both the 2005 second quarter and six-month period, primarily in Europe and in the residential building products business.

ATOI for this group decreased 33% and 36% in the 2005 second quarter and six-month period, respectively, as compared with the corresponding periods of 2004. Higher prices and favorable mix were more than offset by higher raw materials and energy costs, lower volumes in Europe and in the residential building products business, and a $6 six-month operating loss associated with integration costs for Russian extruded products.

Demand is expected to remain strong in the aerospace and commercial transportation markets in the third quarter and modest seasonal improvement is anticipated in the building and construction market. European markets are expected to remain weak.

V. Engineered Solutions

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	38	33	77	67

Third-party sales	$1,286	$1,189	$2,527	$2,338
Intersegment sales	—	—	—	—

Total sales	$1,286	$1,189	$2,527	$2,338

ATOI	$60	$69	$119	$131

Third-party sales for the Engineered Solutions segment increased 8% in both the 2005 second quarter and six-month period, as compared with the 2004 corresponding periods. The increase was principally due to higher volumes in the businesses serving the commercial transportation, aerospace, and industrial gas turbine markets, as well as favorable foreign currency exchange movements. These positives were somewhat offset by lower volumes in businesses serving the automotive market.

ATOI for this segment decreased 13% and 9% in the second quarter and six-month period of 2005, respectively, as compared with the corresponding periods of 2004. Increased volumes and favorable mix in businesses serving the aerospace market were more than offset by unfavorable prices and lower volumes in businesses serving the automotive market.

The demand in the aerospace and commercial transportation markets is expected to remain strong through the third quarter of 2005, while the North American and European automotive markets are anticipated to remain weak due to normally scheduled shutdowns. A fire incident at the alloy plant at Howmet’s Dover, NJ facility on July 25, 2005 is in the early stages of investigation. The company is exploring the utilization of existing assets and third-party supply, but the full impact of the incident has not yet been determined.

VI. Packaging and Consumer

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	46	41	80	79

Third-party sales	$892	$821	$1,663	$1,542
Intersegment sales	—	—	—	—

Total sales	$892	$821	$1,663	$1,542

ATOI	$47	$54	$69	$89

Third-party sales for the Packaging and Consumer segment increased 9% and 8% in the 2005 second quarter and six-month period, respectively, compared with 2004 corresponding periods. The increase was primarily due to higher prices, as Alcoa was able to pass through a portion of the increased resin costs. The second quarter and six-month period were positively impacted by increased volumes in the consumer products and closures businesses, which were somewhat offset by a decrease in volumes in the plastic sheet and film business.

ATOI for this segment declined 13% and 22% in the second quarter and six-month period of 2005, respectively, compared with the corresponding periods of 2004. The increase in prices noted previously was more than offset by the negative impact of persistently higher resin costs and unfavorable mix in the flexible packaging, imaging and graphic communications, and consumer products businesses.

In the third quarter, strengthening in the consumer products businesses is anticipated. Higher input costs, particularly resin, are expected to continue to pressure margins.

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

The following reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2005	2004	2005	2004
Total ATOI	$566	$601	$1,118	$1,100
Impact of intersegment profit adjustments	(16)	8	1	31
Unallocated amounts (net of tax):
Interest income	9	5	16	12
Interest expense	(56)	(45)	(107)	(86)
Minority interests	(60)	(74)	(120)	(125)
Corporate expense	(73)	(63)	(142)	(137)
Restructuring and other charges	(172)	(4)	(202)	27
Discontinued operations	(13)	(1)	(26)	1
Other	275	(23)	182	(64)

Consolidated net income	$460	$404	$720	$759

The significant changes in the reconciling items between ATOI and consolidated net income for the 2005 second quarter and six-month period compared with the corresponding 2004 periods consisted of:

•	a decrease in intersegment profit adjustments attributed to the decrease in aluminum prices in the second quarter and six-month period of 2005, as compared to the increase in aluminum prices that occurred in the second quarter and six-month period of 2004,

•	an increase in interest expense, primarily due to higher average effective interest rates,

•	an increase in restructuring and other charges, due to the company’s 2005 global restructuring plan. See Note B in Part I, Item I for additional details surrounding restructuring and other charges,

•	an increase in the loss from discontinued operations due to the loss recognized on the AFL transaction, an impairment loss to reflect the current fair market value of the protective packaging business, and operating losses recorded in the second quarter and six-month period of 2005, and

•	an increase in other, which consisted primarily of the $219 second quarter gain, or $180 in the 2005 six-month period, on the sale of Alcoa’s stake in Elkem ASA, a $120 tax benefit related to the finalization of certain tax reviews and audits during the second quarter of 2005, slightly offset by the $58 charge related to the closure of the Hamburger Aluminium-Werk facility in Germany.

Liquidity and Capital Resources

Cash from Operations

Cash from operations was $145 in the 2005 six-month period compared with cash from operations of $562 in the same period of 2004. The change of $417 is principally due to net increases of $290 in working capital, a $138 decrease in taxes, and the payment of $93 associated with the long-term aluminum supply contract entered into during the first quarter of 2005 as part of the acquisition of two Russian fabricating facilities.

Financing Activities

Cash provided from financing activities was $301 in the 2005 six-month period, a change of $864 compared with cash used for financing activities of $563 in the corresponding period of 2004. The change was primarily due to net debt repayments of $213 in 2004 compared with net borrowings of $619 in 2005.

Net borrowings in 2005 were primarily comprised of a $200 loan, with a third-party lender, to fund integration activities at the Russian fabricating facilities, as well as an increase in commercial paper borrowings to fund working capital requirements, capital projects, and other general corporate purposes.

On April 22, 2005, Alcoa refinanced its $1,000 revolving-credit agreement that was to expire in April 2005 into a new $1,000 revolving-credit agreement that will expire in April 2010. The new agreement does not contain any material changes in terms.

Financing activities in 2004 consisted of the early retirement of $1,200 of debt securities in June 2004, comprised of the following: $200 of 6.125% Bonds due in 2005, $500 of 7.25% Notes due in 2005, and $500 of 5.875% Notes due in 2006. These debt securities were retired primarily with proceeds from commercial paper borrowings.

Investing Activities

Cash used for investing activities was $437 in the 2005 six-month period compared with $107 in the first six months of 2004. The change of $330 was primarily due to the following:

•	cash paid of $257 for two Russian fabricating facilities,

•	the $176 cash payment associated with the acquisition of full ownership of the AFL automotive business,

•	a $420 increase in capital expenditures,

•	the $200 increase in restricted cash associated with Russian debt, and

•	the absence of asset sales that generated cash of $355 in the second quarter of 2004.

These items were somewhat offset by $869 cash proceeds from the sale of Alcoa’s stake in Elkem ASA and $205 cash proceeds from the sale of Alcoa’s interest in Integris Metals in 2005.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 40 owned or operating facilities and adjoining properties, approximately 35 previously owned or operating facilities and adjoining properties and approximately 62 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis, IL operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15, representing the low end of the range of possible alternatives which meets the remedy selection criteria, as no alternative could be identified as more probable than the others. The EPA’s review of the feasibility study has not yet occurred, and selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued.

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

Alcoa’s remediation reserve balance was $419 and $391 at June 30, 2005 and December 31, 2004 (of which $73 was classified as a current liability for both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the second quarter of 2005, the remediation reserve was increased by approximately $20, primarily related to the closed East St. Louis, Illinois facility. In the first quarter of 2005, the reserve was increased by $35, related to the acquisition of two Russian fabricating facilities. Remediation costs charged to the reserve in the 2005 six-month period were approximately $27. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum products and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 800,000 mt at June 30, 2005, to reduce the aluminum price risk of these exposures. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Alcoa has also entered into futures contracts to minimize its price risk related to aluminum purchases. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 29,000 mt at June 30, 2005. In addition, Alcoa has entered into power supply contracts that contain pricing provisions related to the LME aluminum price. The LME linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings. The net earnings impact of the futures and the portion of the embedded derivatives that does not qualify for hedge accounting was not material for the second quarter of 2005.

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

Fair values – The following table shows the fair values of outstanding derivatives contracts at June 30, 2005.

Fair value gain/(loss)
Aluminum	$(26)
Interest rates	(18)
Other commodities, principally natural gas	114
Currencies	62

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

Alcoa is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Although nonperformance is possible, Alcoa does not anticipate nonperformance by any of these parties. Futures contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks. In addition, various master netting arrangements are in place with each counterparty to facilitate settlement of gains and losses on these contracts.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in Alcoa’s internal control over financial reporting during the six-month period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. Alcoa is currently evaluating the impact on its internal control over financial reporting for the following matter.

Alcoa acquired two fabricating facilities located in the Russian Federation on January 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Environmental Matters (amounts in whole dollars)

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet Corporation’s Wichita Falls, Texas facility for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, the EPA ordered Howmet Corporation (Howmet) to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. On October 28, 2003 and December 8, 2003, Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints, respectively. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases finding that Howmet violated the cited regulatory provisions alleged in the Complaint and moved the case to the penalty phase. Howmet sought an Interlocutory Appeal of the Court’s decision to the Environmental Appeals Board. The Court rejected the appeal on May 16, 2005, and the case is scheduled to proceed to the penalty phase in the fall of 2005.

As previously reported, in 2001 and 2002, two companion lawsuits were filed in the Court of Lafayette County, Arkansas on behalf of nearly 400 current or former residents of the City of Stamps, Arkansas, the City of Stamps and former employees of Red River Aluminum, Inc. (RRA), a dross processor. The 2001 action was transferred to Miller County, Arkansas. The suits named 12 defendants (including Alcoa Inc. (Alcoa), Alumax Inc. (Alumax) and Reynolds Metals Company (Reynolds)) that sent dross to RRA for processing. Plaintiffs filed claims for personal injuries and property damage and alleged that the defendants violated Arkansas environmental statutes relating to the alleged contamination associated with RRA’s operations in Stamps. The 2001 action was settled in May 2004. The cost of the settlement was previously reserved for and was not material to Alcoa. The 2002 action was dismissed, without prejudice, at the request of plaintiffs in June 2004. In June 2004, the City of Stamps withdrew its claims, without prejudice. In June 2005, the City of Stamps filed a lawsuit in the U.S. District Court for the Western District of Arkansas. The suit is almost identical to its 2002 suit in state court that was withdrawn. The new suit names 16 defendants (including Alcoa, Alumax and Reynolds), and other companies that sent dross to RRA for processing as well as the Arkansas Department of Environmental Quality, and the Arkansas Commissioner of State Lands, Arkansas State Land Office, as necessary parties. The City of Stamps is alleging violation of the Arkansas Solid Waste Management Act and other causes of action (negligence, nuisance and trespass). In addition, the City of Stamps is seeking injunctive relief for remediation of the site as well as compensatory and punitive damages and has filed a notice of intent to sue under the Resource Conservation and Recovery Act. Alcoa’s response to the complaint is due in August 2005. Any result of this suit is at this time neither estimable nor probable.

On May 5, 2005, Alcoa World Alumina LLC and St. Croix Alumina L.L.C. were among the defendants listed in a lawsuit brought by the Commissioner of the Department of Planning and Natural Resources, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by St. Croix Alumina from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages.

As previously reported, the issuance of an Environmental Operating Permit (“EOP”) for the 322,000 metric tons per year (mtpy) Fjarðaál Project was based upon a comparison study of the former Norsk Hydro 420,000 mtpy Reyðarál environmental impact assessment (“Comparison Study”). In early 2004, a third party challenged the Icelandic Planning Agency’s procedures in that regard, maintaining that the Ministry of the Environment should have required a full environmental impact assessment (EIA) be undertaken for the Fjarðaál Project, rather than making a decision based upon the Comparison Study prior to issuance of the EOP.

In January, 2005, an Icelandic District Court found, in part, in favor of the plaintiff’s position. The Icelandic government, the plaintiff and Fjarðaál all filed appeals from the ruling to the Icelandic Supreme Court. On June 9, 2005, the Icelandic Supreme Court upheld the decision of the Icelandic District Court, and found that a new EIA, rather than the Comparison Study, should have been conducted. At the same time, the Icelandic Supreme Court dismissed plaintiff’s claims that the EOP should be invalidated.

Alcoa has begun the process of performing a new EIA. Alcoa is working with the Municipality and the Government to ensure the continued issuance of building permits to enable project construction to continue on the current schedule. Alcoa expects the new EIA process to take 9-12 months. Alcoa may be required to defend against attempts to enjoin its construction, or to revoke existing building permits or prevent future issuance of additional building permits.

Other

As previously reported, on May 25, 2005, Alcoa received from the Antitrust Division of the U.S. Department of Justice a grand jury subpoena issued by the U.S. District Court for the Northern District of Illinois. The subpoena relates to an investigation concerning the aluminum fluoride industry and calls for Alcoa’s production of certain documents. Also, on May 25, 2005, Alcoa’s Canadian subsidiary, Alcoa Ltée, received from the Competition Bureau Canada an order issued by the Federal Court of Canada in Vancouver, British Columbia. The order relates to an inquiry pursuant to the Competition Act into the sale and supply of aluminum fluoride in Canada and elsewhere and calls for the production of certain records and information in the possession of or under control of Alcoa Ltée, Alcoa and/or Alcoa World Alumina LLC. In addition, by letter dated May 26, 2005, the Australian Competition and Consumer Commission (ACCC) requested Alcoa’s Australian subsidiary, Alcoa of Australia Limited, to provide certain information and documents to assist in the ACCC’s investigation of possible anti-competitive conduct by suppliers of aluminum fluoride. Alcoa and its subsidiaries are cooperating fully in these investigations.

As previously reported, in July 1999, Alcoa Aluminio S.A. received notice that an administrative proceeding was commenced by Brazil’s Secretary of Economic Law of the Ministry of Justice against Brazilian producers of primary aluminum, including Alcoa Aluminio. The suit alleged collusive action in the pricing of primary aluminum in violation of Brazilian antitrust law. If the Secretary of Economic Law determines that the antitrust law was violated, then the action may be further prosecuted by the Administrative Council of Economic Defense (CADE). Brazilian law provides for civil and criminal sanctions for violations of antitrust law, including fines ranging from 1% to 30% of a company’s revenue during the last fiscal year. In July 2004, the Office of Economic Law of the Ministry of Justice decided not to pursue the case in light of the lack of evidence of infringement of the antitrust law. This decision was referred to the CADE for review. In late June 2005, the CADE ruled that it found no violation of the antitrust laws. Absent an appeal of this decision, the matter will be closed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2005	27,896	$29.90	—	30,534,282
February 1 - February 28, 2005	36,227	31.60	—	30,534,282
March 1 - March 31, 2005	—	—	—	30,534,282

Total for quarter ended March 31, 2005	64,123	30.86	—	30,534,282

April 1 – April 30, 2005	—	—	—	30,534,282

May 1 – May 31, 2005	10,952	29.33	—	30,534,282

June 1 – June 30, 2005	—	—	—	30,534,282

Total for quarter ended June 30, 2005	10,952	29.33	—	30,534,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

Information called for by this item with respect to the annual meeting of Alcoa shareholders held on April 22, 2005, is contained in Part II – Item 4 of Alcoa’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 6. Exhibits.

10(a).	Five-Year Revolving Credit Agreement dated as of April 22, 2005, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K filed on April 25, 2005

10(b).	Amendment Agreement dated as of April 22, 2005 in respect of the Five-Year Revolving Credit Agreement dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Current Report on Form 8-K filed on April 25, 2005

10(c).	Amendment Agreement dated as of April 22, 2005 in respect of the Revolving Credit Agreement (Five-Year) dated as of April 25, 2003, incorporated by reference to exhibit 10(c) to the company’s Current Report on Form 8-K filed on April 25, 2005

10(d).	Summary of named executive officer salary increases

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 28, 2005	By	/s/ RICHARD B. KELSON
Date		Richard B. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 28, 2005	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

10(a).	Five-Year Revolving Credit Agreement dated as of April 22, 2005, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K filed on April 25, 2005

10(b).	Amendment Agreement dated as of April 22, 2005 in respect of the Five-Year Revolving Credit Agreement dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Current Report on Form 8-K filed on April 25, 2005

10(c).	Amendment Agreement dated as of April 22, 2005 in respect of the Revolving Credit Agreement (Five-Year) dated as of April 25, 2003, incorporated by reference to exhibit 10(c) to the company’s Current Report on Form 8-K filed on April 25, 2005

10(d).	Summary of named executive officer salary increases

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002