Form 10-Q
period 2005-09-30
ALCOA INC
filed 2005-10-27
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Office of the Secretary 212-826-2688

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2005, 870,212,820 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	September 30 2005	December 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$532	$457
Receivables from customers, less allowances of $82 in 2005 and $86 in 2004	3,084	2,694
Other receivables	297	256
Inventories (H)	3,512	2,968
Deferred income taxes	197	279
Prepaid expenses and other current assets	1,075	788

Total current assets	8,697	7,442

Properties, plants, and equipment, at cost	26,838	25,794
Less: accumulated depreciation, depletion, and amortization	13,828	13,244

Net properties, plants, and equipment	13,010	12,550

Goodwill	6,299	6,412
Investments (C)	1,263	2,066
Other assets	3,973	3,597
Assets held for sale (D)	369	542

Total assets	$33,611	$32,609

LIABILITIES
Current liabilities:
Short-term borrowings (I)	$270	$267
Commercial paper	1,162	630
Accounts payable, trade	2,400	2,218
Accrued compensation and retirement costs	1,007	1,013
Taxes, including taxes on income	932	1,018
Other current liabilities	1,399	1,073
Long-term debt due within one year	47	57

Total current liabilities	7,217	6,276

Long-term debt, less amount due within one year	5,386	5,345
Accrued pension benefits	1,284	1,513
Accrued postretirement benefits	2,119	2,150
Other noncurrent liabilities and deferred credits	1,762	1,727
Deferred income taxes	868	789
Liabilities of operations held for sale (D)	28	93

Total liabilities	18,664	17,893

MINORITY INTERESTS	1,302	1,416

COMMITMENTS AND CONTINGENCIES (J)
SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,742	5,775
Retained earnings	9,124	8,636
Treasury stock, at cost	(1,863)	(1,926)
Accumulated other comprehensive loss (K)	(338)	(165)

Total shareholders’ equity	13,645	13,300

Total liabilities and equity	$33,611	$32,609

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Sales (N)	$6,566	$5,818	$19,490	$17,257

Cost of goods sold	5,405	4,664	15,758	13,630
Selling, general administrative, and other expenses	317	300	990	925
Research and development expenses	51	43	144	129
Provision for depreciation, depletion, and amortization	321	294	949	883
Restructuring and other charges (B)	7	4	312	(22)
Interest expense	96	66	261	199
Other income, net (M)	(92)	(55)	(475)	(202)

Total costs and expenses	6,105	5,316	17,939	15,542
Income from continuing operations before taxes on income	461	502	1,551	1,715
Provision for taxes on income (E)	112	138	349	482

Income from continuing operations before minority interests’ share	349	364	1,202	1,233
Less: Minority interests’ share	59	72	179	197

Income from continuing operations	290	292	1,023	1,036

(Loss) income from discontinued operations (D)	(1)	(9)	(14)	6

NET INCOME	$289	$283	$1,009	$1,042

EARNINGS (LOSS) PER SHARE (L)
Basic:
Income from continuing operations	$.33	$.33	$1.17	$1.19
(Loss) income from discontinued operations	—	(.01)	(.01)	.01

Net income	$.33	$.32	$1.16	$1.20

Diluted:
Income from continuing operations	$.33	$.33	$1.17	$1.18
(Loss) income from discontinued operations	—	(.01)	(.02)	.01

Net income	$.33	$.32	$1.15	$1.19

Dividends paid per common share	$.15	$.15	$.45	$.45

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30
	2005	2004
CASH FROM OPERATIONS
Net income	$1,009	$1,042
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	950	889
Change in deferred income taxes	(116)	(88)
Equity loss (income), net of dividends (M)	48	(49)
Noncash restructuring and other charges (B)	312	(22)
Net gain on early retirement of debt and interest rate swaps	—	(58)
Gains from investing activities - sale of assets	(409)	(7)
Provision for doubtful accounts	14	19
Loss (income) from discontinued operations (D)	14	(6)
Minority interests	179	197
Other	(28)	28
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(575)	(334)
Increase in inventories	(511)	(459)
Increase in prepaid expenses and other current assets	(26)	(142)
Increase in accounts payable and accrued expenses	289	401
(Decrease) increase in taxes, including taxes on income	(41)	183
Cash paid on early retirement of debt and interest rate swap settlements	—	(52)
Cash paid on long-term aluminum supply contract	(93)	—
Pension contributions	(364)	(80)
Net change in noncurrent assets and liabilities	(10)	(142)
Net change in net assets held for sale	—	50

CASH PROVIDED FROM CONTINUING OPERATIONS	642	1,370
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(5)	38

CASH FROM OPERATIONS	637	1,408

FINANCING ACTIVITIES
Net changes to short-term borrowings	4	(12)
Common stock issued for stock compensation plans	27	69
Repurchase of common stock	—	(68)
Dividends paid to shareholders	(393)	(392)
Dividends paid to minority interests	(74)	(115)
Net change in commercial paper	532	730
Additions to long-term debt (I)	272	138
Payments on long-term debt	(249)	(1,422)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	119	(1,072)

INVESTING ACTIVITIES
Capital expenditures	(1,376)	(668)
Acquisition of AFL minority interest (C)	(176)	—
Acquisitions, net of cash acquired (C)	(257)	—
Proceeds from the sale of assets	90	355
Sale of investments (C)	1,081	—
Change in short-term investments and restricted cash	(17)	20
Other	(26)	(56)

CASH USED FOR INVESTING ACTIVITIES	(681)	(349)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(2)

Net change in cash and cash equivalents	75	(15)
Cash and cash equivalents at beginning of year	457	576

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$532	$561

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

B. Restructuring and Other Charges – As a result of the global realignment of Alcoa’s organization structure, designed to optimize operations in order to better serve customers, a restructuring plan was developed to identify opportunities to streamline operations on a global basis. The restructuring program consisted of the elimination of jobs across all segments of the company, various plant closings and consolidations, and asset disposals. Restructuring charges of $312 ($202 after tax and minority interests) were recorded in the first nine months of 2005, consisting of charges of $7 ($5 after tax and minority interests) in the third quarter, charges of $260 ($172 after tax and minority interests) in the second quarter, and charges of $45 ($25 after tax and minority interests) in the first quarter.

The third quarter charge of $7 was primarily the result of accelerated depreciation for assets of facilities identified for closure as part of the second quarter restructuring program.

The second quarter charge of $260 was comprised of $155 for employee termination and severance costs, $101 for asset impairments, and $4 for other exit costs. While restructuring charges are not reflected in the segment results, the following table details what the impact of allocating these second quarter items to segment results would have been:

Segment	Positions to be eliminated	Employee termination and severance costs	Asset impairments	Other exit costs
Alumina	6	$(2)	$—	$—
Primary Metals	252	(19)	—	—
Flat-Rolled Products	78	(6)	(1)	—
Extruded and End Products	1,018	(46)	(19)	(1)
Engineered Solutions	3,326	(49)	(75)	—
Packaging and Consumer	1,454	(17)	(6)	(2)
Corporate	157	(16)	—	(1)

Total	6,291	$(155)	$(101)	$(4)

The following discussion details the significant components of the second quarter restructuring program:

•	The automotive operations, included in the Engineered Solutions segment, were restructured to improve efficiencies and included the following actions:

•	The closure of the Hawesville, KY automotive casting facility was announced on May 19, 2005. This closure will occur by the end of 2005 and is a result of excess capacity in Alcoa’s automotive castings manufacturing system. A charge of $44 was recorded, $1 for the termination of 158 employees and $43 for the impairment of assets.

•	A restructuring of the cast auto wheels business was approved on June 23, 2005, due to weak market and business conditions. A charge of $66 was recorded, $36 for severance costs associated with approximately 800 employees and $30 for asset impairments.

•	Headcount reductions in the AFL automotive business resulted in a charge of $8 for the termination of approximately 2,200 employees.

•	The global extruded and end products businesses were restructured to optimize operations and increase productivity and included the following actions:

•	Headcount reductions across various businesses resulted in a charge of $46 for the termination of 1,018 employees in the U.S., Europe and Latin America.

•	Charges of $19 were recorded for asset disposals at various U.S. and European extrusion plants related to certain assets which the businesses have ceased to operate.

•	The restructuring associated with the packaging and consumer businesses consisted of plant consolidations and closures designed to strengthen the operations, resulting in charges of $25, comprised of $17 for employee termination and severance costs, $6 for asset disposals, and $2 for other exit costs. Other exit costs primarily consist of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term.

Employee termination and severance costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans. The charge of $155 for employee termination and severance costs in the second quarter is associated with the termination of approximately 6,300 salaried and hourly positions across North America, Europe, Latin America and Australia. These terminations are expected to be completed in the next twelve months. As of September 30, 2005, 740 of the approximately 6,300 employees had been terminated.

In the first quarter of 2005, Alcoa recorded charges of $45 ($25 after tax and minority interests) for restructurings, consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset impairments. As of September 30, 2005, 690 of the 1,800 employees had been terminated.

Alcoa anticipates annualized savings of approximately $195 (pre-tax) associated with the 2005 restructuring program. Approximately $35 of cash payments were made against the reserves in the first nine months of 2005. As of September 30, 2005, 1,430 of the 8,100 employees had been terminated.

For the full year 2004, Alcoa recorded income of $21 ($41 after tax and minority interests) for restructuring and other items. The income recognized was comprised of the following components: a gain of $53 ($61 after tax and minority interests) on the sale of Alcoa’s specialty chemicals business and $15 resulting from adjustments to prior year reserves; offset by charges of $41 related to additional layoff reserves associated with approximately 4,100 hourly and salaried employees (located primarily in Mexico and the U.S.), as the company continued to focus on reducing costs, and $6 of asset write-downs. As of September 30, 2005, the 2004 restructuring program was essentially complete. Approximately $10 of cash payments were made in 2005 related to prior year restructuring programs.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2003	$47	$48	$95

2004:
Cash payments	(52)	(5)	(57)
2004 restructuring charges	41	—	41
Reversals of 2003 restructuring charges	(11)	(4)	(15)

Reserve balances at December 31, 2004	$25	$39	$64

2005:
Cash payments	(44)	(1)	(45)
2005 restructuring charges	201	5	206
Reversals of 2004 restructuring charges	(5)	—	(5)

Reserve balances at September 30, 2005	$177	$43	$220

For further details on the 2004 restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

C. Acquisitions and Divestitures – On September 30, 2005, Alcoa sold its railroad assets to RailAmerica Transportation Corp., a subsidiary of RailAmerica Inc. for approximately $78 in cash, resulting in a pre-tax gain of $67. Alcoa and RailAmerica have entered into long-term service agreements under which RailAmerica will provide services to Alcoa facilities that utilize the railroads.

On September 15, 2005, Alcoa sold its protective packaging business to Forest Resources LLC for approximately $13 in cash and recorded a loss of $4 (after tax) in the third quarter. This business has been reflected in discontinued operations.

On June 20, 2005, Alcoa announced the purchase of the 40 percent interest in the Alcoa (Shanghai) Aluminum Products Ltd. joint venture from its partner Shanghai Light Industrial Equipment (Group) Company, Ltd. for $16. Alcoa (Shanghai) Aluminum Products Ltd. is now a wholly owned foreign enterprise and will continue to sell foil products to customers throughout Asia.

On April 5, 2005, Alcoa sold its stock in Elkem ASA to Orkla ASA for $869 in cash, resulting in a pre-tax gain of $345. The total after-tax gain associated with the Elkem transaction was $180, comprised of a net charge of $39 recognized in the first quarter of 2005, due to a charge of $43 for the income tax impact of previously undistributed equity earnings and offset by other transaction costs, and the gain of $219 in the second quarter of 2005.

On March 31, 2005, Alcoa finalized an agreement with Fujikura Ltd. of Japan in which Alcoa obtained complete ownership of the AFL automotive business and Fujikura obtained complete ownership of the AFL telecommunications business. Fujikura exchanged all of its AFL shares for shares of a new telecommunications entity and $176 in cash. Based on the current purchase price allocation, no goodwill was recorded on this transaction. The final allocation of the purchase price will be based upon valuation and other studies that have not been completed. The agreement also provides for a contingent payment to Fujikura in 2008 based upon the amount, if any, by which the average annual earnings from 2005 through 2007 for the automotive business exceed a targeted amount. This contingent payment will be recorded as an adjustment to purchase price if paid. AFL automotive business results are recorded in the Engineered Solutions segment.

On January 31, 2005, Alcoa acquired two fabricating facilities located in the Russian Federation. The facilities, located in Belaya Kalitva and Samara, were purchased for $257 in cash. In connection with this transaction, Alcoa also made a $93 payment related to a long-term aluminum supply contract, which was recorded in other noncurrent assets on the Condensed Consolidated Balance Sheet. Based on the current purchase price allocation, no goodwill was recorded on this transaction. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, that have not been completed. The purchase agreement also provides for contingent payments over the next five years based on the performance of the Russian facilities, with a potential carry forward period of an additional five years. The maximum amount of total contingent payments is $85. The results of these facilities are recorded in the Flat-Rolled Products segment, the Extruded and End Products segment, and the Engineered Solutions segment. These facilities provide a wide product breadth that supports Alcoa’s growth plans in the commercial transportation, aerospace, automotive, and packaging markets.

On January 4, 2005, Alcoa sold its interest in Integris Metals Inc., a metals distribution joint venture in which Alcoa owned a 50% interest. The investment was sold for $410 in cash and the assumption of Integris’ debt, which was approximately $234. Alcoa received cash of $205, and no material gain or loss was recorded on the transaction.

D. Discontinued Operations and Assets Held for Sale – For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale/discontinued operations included the telecommunications business, the protective packaging business, a small casting facility in Europe, the flexible packaging business in South America, and the imaging and graphic communications business.

In the third quarter of 2005, Alcoa reclassified the imaging and graphic communications business of Southern Graphic Systems, Inc. (SGS) to discontinued operations based on the decision to sell the business. Therefore, the financial statements for all periods presented have been reclassified to reflect this business in discontinued operations. The reclassification had a positive impact on discontinued operations in prior periods as follows: $7, $6, and $8 in the first, second, and third quarters of 2005, respectively, and $8, $6, and $6 for the corresponding periods in 2004. The operating results of SGS are not included in the Packaging and Consumer segment. The sale is expected to be completed within twelve months. In addition, Alcoa sold the protective packaging business in September of 2005 for approximately $13 and recognized an after-tax loss of $4 in the third quarter. The loss on this transaction was recorded in Loss from Discontinued Operations in the income statement.

In the third quarter of 2005, Alcoa recorded a loss of $1 (after tax and minority interests) in discontinued operations, consisting of the $4 loss on the sale of the protective packaging business, which was mostly offset by $3 of net operating income on businesses to be divested.

In the second quarter of 2005, Alcoa recorded a loss of $6 (after tax and minority interests) in discontinued operations, consisting of: $5 in connection with the divestiture of its interest in the AFL telecommunications business (see note C for additional information on this transaction); a $4 impairment charge to reflect the current estimated fair value of the protective packaging business; and $3 of operating income on businesses to be divested.

In the first quarter of 2005, Alcoa recorded a loss of $7 (after tax and minority interests) in discontinued operations, consisting of: $8 in connection with the divestiture of its interest in the AFL telecommunications business; a $4 impairment charge to reflect the current estimated fair value of the protective packaging business and a small casting facility in Europe; and $5 of operating income on businesses to be divested.

The following table details selected financial information for the businesses included within discontinued operations.

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Sales	$358	$176	$619	$537

Income from operations	4	10	15	25
Loss on sale of businesses	(6)	—	(13)	—
Loss from impairment	—	(24)	(12)	(16)

Total pretax (loss) income	$(2)	$(14)	$(10)	$9
Provision for taxes	1	5	(6)	(3)
Minority interests	—	—	2	—

(Loss) income from discontinued operations	$(1)	$(9)	$(14)	$6

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	September 30, 2005	December 31, 2004
Assets:
Receivables	$68	$147
Inventories	1	44
Properties, plants, and equipment, net	62	84
Other assets	238	267

Total assets held for sale	$369	$542

Liabilities:
Accounts payable and accrued expenses	26	71
Other liabilities	2	22

Total liabilities of operations held for sale	$28	$93

The changes in assets and liabilities of operations held for sale at September 30, 2005 compared with December 31, 2004 are primarily due to the divestiture of the AFL telecommunications business that occurred in the first quarter of 2005 and the divestiture of the protective packaging business that occurred in the third quarter of 2005.

E. Income Taxes – The effective tax rate of 22.5% for the 2005 nine-month period differs from the statutory rate of 35% and the 2004 nine-month period rate of 28.1% principally due to a $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA which was recorded in the first quarter of 2005. The 2004 nine-month period was affected by lower taxes on foreign income and the sale of the specialty chemicals business in the first quarter of 2004.

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

Alcoa currently discloses the pro forma compensation expense related to retiree-eligible employees using the nominal vesting approach, in which the compensation expense is recognized ratably over the original vesting period. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment”, the company is required to recognize compensation expense for these employees using the non-substantive vesting period approach, in which the compensation expense is recognized ratably over the requisite service period following the date of grant. The impact of this change on the attribution period would not have had a material impact on the results of operations for the periods presented herein.

In anticipation of the adoption of SFAS No. 123(R), Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for options granted in 2005. The financial impact of this change is not material. Alcoa will begin expensing options as it is required, which is currently in the first quarter of 2006, using the modified prospective application.

Alcoa’s net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income, as reported	$289	$283	$1,009	$1,042
Less: compensation cost determined under the fair value method, net of tax	9	9	26	25

Pro forma net income	$280	$274	$983	$1,017

Basic earnings per share:
As reported	$.33	$.32	$1.16	$1.20
Pro forma	.32	.31	1.13	1.17

Diluted earnings per share:
As reported	$.33	$.32	$1.15	$1.19
Pro forma	.32	.31	1.12	1.16

In addition to stock option awards described above, beginning in 2004 the company granted stock awards and performance share awards that vest in three years from the date of grant. Compensation expense recognized on these awards was $12 (after tax) and $9 (after tax) in the first nine months of 2005 and 2004, respectively. Alcoa currently reflects compensation expense related to retiree-eligible employees using the nominal vesting period approach, in which the compensation expense is recognized ratably over the original vesting period. Upon adoption of SFAS No. 123(R), the company is required to recognize compensation expense for these individuals using the non-substantive vesting period approach, in which the compensation expense is recognized ratably over the requisite service period following the date of grant. The impact of this change on the attribution period would not have had a material impact on the results of operations for the periods presented herein. Alcoa continues to evaluate the impact of SFAS No. 123(R) on the company.

G. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost follow.

	Third quarter ended September 30		Nine months ended September 30
Pension benefits	2005	2004	2005	2004
Service cost	$52	$48	$156	$151
Interest cost	154	155	462	464
Expected return on plan assets	(183)	(180)	(537)	(540)
Amortization of prior service cost	6	9	18	27
Recognized actuarial loss	25	15	71	45

Net periodic benefit cost	$54	$47	$170	$147

	Third quarter ended September 30		Nine months ended September 30
Postretirement benefits	2005	2004	2005	2004
Service cost	$8	$8	$24	$24
Interest cost	55	55	163	165
Expected return on plan assets	(4)	(3)	(12)	(9)
Amortization of prior service cost	1	(2)	3	(6)
Recognized actuarial loss	15	12	45	36

Net periodic benefit cost	$75	$70	$223	$210

As a result of the federal subsidy under Medicare Part D, the net periodic benefit cost for postretirement benefits for both the three-month and nine-month periods ended September 30, 2005 and 2004 reflects a reduction of approximately $6 and $18, respectively, in each year. For further details on the Medicare Part D subsidy, see Note W to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

In the third quarter of 2005, Alcoa made a discretionary contribution of $300 to the company’s pension plans. Alcoa also made regular contributions to the company’s pension plans of $64 in the 2005 nine-month period and $80 in the 2004 nine-month period.

H. Inventories

	September 30 2005	December 31 2004
Finished goods	$1,021	$913
Work in process	1,035	909
Bauxite and alumina	519	456
Purchased raw materials	690	472
Operating supplies	247	218

	$3,512	$2,968

The increase in inventories is a result of improved market conditions and the acquisition of two Russian fabricating facilities. Approximately 45% of total inventories at September 30, 2005, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $788 and $700 higher at September 30, 2005 and December 31, 2004, respectively.

I. Debt – Alcoa entered into a debt agreement with a third-party lender to fund integration activities at its Russian fabricating facilities. Under the agreement, Alcoa had been required to carry a cash balance equal to the amount borrowed. In the third quarter of 2005, Alcoa paid the outstanding balance of $200 on this agreement. The restricted cash that was recorded in the Condensed Consolidated Balance Sheet for the period ended June 30, 2005 was used to pay off this obligation in the third quarter of 2005.

Short-term borrowings included $210 and $216 at September 30, 2005 and December 31, 2004, respectively, related to computerized payable settlement arrangements with certain vendors and third-party intermediaries. For further details on short-term borrowings, see Note K to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Committed projects	Scheduled completion date	Share of output	Investment participation	Avg share of Megawatts (in thousands)	Total estimated project costs*	Aluminio’s share of project costs *	Performance bond guarantee
Barra Grande	2006	42.20%	42.20%	161	$498	$210	$6
Pai-Quere	2008	35.00%	35.00%	65	$392	$137	$2
Estreito	2009	19.08%	19.08%	112	$1,241	$237	$11
Serra do Facao		39.50%	39.50%	72	$326	$129	$4

*	Estimated project costs have been updated to reflect current estimated costs and foreign currency exchange rates

These projects were committed to during 2001 and 2002, and the Barra Grande project commenced construction in 2002. As of September 30, 2005, approximately 85% of the long-term financing for the Barra Grande project was obtained, of which Aluminio guaranteed 42.20% based on its investment participation. The plans for financing the other projects have not yet been finalized. It is anticipated that a portion of the project costs will be financed with third parties. Aluminio may be required to provide guarantees of project financing or commit to additional investments as these projects progress.

In 2004, the Installation Permit of Serra do Facao was temporarily suspended by legal injunction from the Brazilian Judicial Department (Public Ministry). As a result, the implementation of construction activities related to the Serra do Facao project was temporarily suspended.

Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $161 and $124 at September 30, 2005 and December 31, 2004, respectively. There have been no significant investments made in any of the other projects.

In 2004, Alcoa agreed to acquire a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline in Western Australia in exchange for an initial cash investment of $17, which was classified as an equity investment. Alcoa committed to invest an additional $72 to be paid as the pipeline expands through 2008. An additional investment of $4 was made in the first nine months of 2005.

K. Comprehensive Income

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income	$289	$283	$1,009	$1,042
Changes in other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities	42	65	21	(61)
Unrealized translation adjustments	63	160	(385)	(8)
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	183	38	134	81
Net amount reclassified to income	(39)	(15)	57	(67)

Net unrecognized gains on derivatives	144	23	191	14

Comprehensive income	$538	$531	$836	$987

The change in unrealized translation adjustments in the 2005 nine-month period relates to the strengthening of the U.S. dollar against the Euro and British Pound.

L. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Income from continuing operations	$290	$292	$1,023	$1,036
Less: preferred stock dividends	—	—	1	1

Income from continuing operations available to common shareholders	$290	$292	$1,022	$1,035

Average shares outstanding – basic	873	870	872	870
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	4	7	6	7

Average shares outstanding – diluted	877	877	878	877

Options to purchase 74 million and 58 million shares of common stock at average exercise prices of $36.00 and $38.00 were outstanding as of September 30, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

M. Other Income, Net

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Equity income	$21	$39	$—	$110
Interest income	18	12	43	31
Foreign exchange losses	(11)	(17)	(9)	(19)
Gain (loss) on sales of assets	67	(7)	409	1
Net gain on early retirement of debt and interest rate swap settlements	—	—	—	58
Other (expense) income	(4)	28	32	21

	$92	$55	$475	$202

Equity income in the 2005 nine-month period included a charge of $90 for the closure of the Hamburger Aluminium-Werk facility in Hamburg, Germany. Gain on sales of assets in the 2005 third quarter and nine-month period included the $67 gain on the sale of railroad assets. In addition, the 2005 nine-month period included the $345 gain on the sale of Alcoa’s stake in Elkem ASA that occurred in the second quarter of 2005. Other expense included the net mark-to-market earnings impact from aluminum derivative and hedging activities of a loss of approximately $13 in the 2005 third quarter and gains of approximately $18 in the 2005 nine-month period. Other expense in the 2004 third quarter and nine-month period included a $35 gain on the termination of an alumina tolling arrangement. The 2004 nine-month period also included a charge of $20 related to El Campo litigation settlements.

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

The following details sales and after-tax operating income (ATOI) for each reportable segment for the three-month and nine-month periods ended September 30, 2005 and 2004.

Third quarter ended September 30, 2005	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales *	$531	$1,204	$1,679	$1,092	$1,246	$806	$6,558
Intersegment sales	424	1,108	29	14	—	—	1,575

Total sales	$955	$2,312	$1,708	$1,106	$1,246	$806	$8,133

ATOI	$156	$168	$81	$23	$32	$28	$488

Third quarter ended September 30, 2004
Sales:
Third-party sales *	$490	$930	$1,520	$1,028	$1,106	$737	$5,811
Intersegment sales	341	1,039	25	14	—	—	1,419

Total sales	$831	$1,969	$1,545	$1,042	$1,106	$737	$7,230

ATOI	$169	$188	$62	$28	$39	$34	$520

Nine months ended September 30, 2005	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales *	$1,569	$3,417	$5,097	$3,282	$3,773	$2,341	$19,479
Intersegment sales	1,256	3,626	99	47	—	—	5,028

Total sales	$2,825	$7,043	$5,196	$3,329	$3,773	$2,341	$24,507

ATOI	$499	$580	$226	$53	$151	$85	$1,594

Nine months ended September 30, 2004
Sales:
Third-party sales *	$1,439	$2,767	$4,460	$2,998	$3,444	$2,159	$17,267
Intersegment sales	1,028	3,206	71	41	—	—	4,346

Total sales	$2,467	$5,973	$4,531	$3,039	$3,444	$2,159	$21,613

ATOI	$455	$610	$187	$75	$170	$111	$1,608

*	The difference between the segment total and consolidated third-party revenues is in Corporate.

The following reconciles segment information to consolidated totals.

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Total ATOI	$488	$520	$1,594	$1,608
Impact of intersegment profit adjustments	(2)	3	(1)	34
Unallocated amounts (net of tax):
Interest income	12	8	28	20
Interest expense	(62)	(44)	(169)	(130)
Minority interests	(59)	(72)	(179)	(197)
Corporate expense	(82)	(68)	(224)	(205)
Restructuring and other charges	(5)	(3)	(207)	24
Discontinued operations	(1)	(9)	(14)	6
Other	—	(52)	181	(118)

Consolidated net income	$289	$283	$1,009	$1,042

The significant changes in the reconciling items between ATOI and consolidated net income for the 2005 third quarter and nine-month period compared with the corresponding 2004 periods consisted of:

•	a change in intersegment profit adjustments attributed to the decrease in aluminum prices during the third quarter and nine-month period of 2005, as compared to the increase in aluminum prices during the third quarter and nine-month period of 2004,

•	an increase in interest expense, primarily due to higher average effective interest rates, and

•	an increase in other, which consisted primarily of the $37 gain on the sale of railroad assets in the third quarter of 2005, slightly offset by a $10 increase in litigation reserves primarily related to litigation involving a closed Howmet facility and losses from a fire at the Dover, NJ castings facility.

In addition, the significant changes in the reconciling items between ATOI and consolidated net income that affected only the nine-month period of 2005 compared with the corresponding 2004 period consisted of:

•	an increase in restructuring and other charges due to the company’s 2005 global restructuring plan. See Note B for additional details surrounding restructuring and other charges.

•	an increase in other, primarily due to the $180 gain on the sale of Alcoa’s stake in Elkem ASA and a $120 tax benefit related to the finalization of certain tax reviews and audits during the second quarter of 2005, slightly offset by the $58 charge related to the closure of the Hamburger Aluminium-Werk facility in Germany.

The following table represents segment assets.

	September 30 2005	December 31 2004
Alumina	$4,015	$3,605
Primary Metals	8,426	8,121
Flat-Rolled Products	4,356	3,672
Extruded and End Products	2,483	2,224
Engineered Solutions	5,873	5,761
Packaging and Consumer	2,853	2,805

Total segment assets	$28,006	$26,188

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

P. Recently Issued Accounting Standards – In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. This statement is effective January 1, 2006. This standard has no impact on Alcoa’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement becomes effective on December 31, 2005. Alcoa is currently evaluating the impact of this statement on the company, and it is not expected to have a material impact on Alcoa’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment”. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Alcoa will begin expensing stock options as it is required, which is currently in the first quarter of 2006, using the modified prospective application. In addition, the company is required to reflect compensation expense for these individuals using the non-substantive vesting period approach, in which the compensation expense is recognized ratably over the requisite service period following the date of grant.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2005, and the related unaudited condensed statements of consolidated income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the unaudited condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of Alcoa’s management.

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

October 27, 2005

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Sales	$6,566	$5,818	$19,490	$17,257
Income from continuing operations	290	292	1,023	1,036
(Loss) income from discontinued operations	(1)	(9)	(14)	6
Net income	$289	$283	$1,009	$1,042

Earnings per common share:
Diluted – Income from continuing operations	$.33	$.33	$1.17	$1.18
Diluted – Net income	$.33	$.32	$1.15	$1.19

Shipments of aluminum products (mt)	1,424	1,275	4,115	3,854
Shipments of alumina (mt)	2,017	2,030	5,891	5,849

Alcoa’s average realized ingot price (mt)	$1,963	$1,869	$1,993	$1,841
Average 3-month LME price	$1,829	$1,708	$1,839	$1,678

Alcoa’s income from continuing operations for the 2005 third quarter and nine-month period was $290, or 33 cents per diluted share, and $1,023, or $1.17 per share, respectively. Income from continuing operations in the 2005 third quarter and nine-month period remained relatively flat with the corresponding periods of 2004. Realized prices increased during both the 2005 third quarter and nine-month period. Alumina and aluminum prices rose 6% and 5%, respectively, in the 2005 third quarter and 16% and 8%, respectively, in the nine-month period, as compared with the corresponding periods of 2004. Results in 2005 were also favorably impacted by higher revenue, particularly in the Primary Metals and Engineered Solutions segments, as sales in the upstream businesses and aerospace, commercial transportation, and industrial products markets increased. In addition, Alcoa recorded a $37 gain from the sale of railroad assets in the third quarter of 2005. These positive impacts were offset by increased raw material and energy costs, and operating losses associated with the Russian fabricating facilities of $7 in the 2005 third quarter and $48 in the nine-month period. In the third quarter of 2005, Alcoa recorded a positive adjustment of $12 related to revised Russian operating results for the second quarter. Russian losses are projected to be $15 for the fourth quarter of 2005. The $180 gain recognized on the sale of Alcoa’s stake in Elkem ASA, a tax benefit of $120 related to the finalization of certain tax reviews and audits, and favorable foreign currency exchange movements favorably impacted the nine-month period of 2005, and were mostly offset by restructuring charges primarily for layoffs and asset impairments. The 2004 nine-month period was favorably impacted by a $58 gain on the sale of the specialty chemicals business.

Net income for the 2005 third quarter and nine-month period was $289, or 33 cents per share, and $1,009 or $1.15 per share, respectively, as compared to $283, or 32 cents per share, and $1,042, or $1.19 per share, for the corresponding periods in 2004. Discontinued operations included a loss of $1 for the third quarter of 2005, which consisted of the $4 loss on the sale of the protective packaging business, which was mostly offset by operating income of $3. A loss of $14 was recorded in the 2005 nine-month period, which consisted of $13 related to the divestiture of the AFL telecommunications business, an $8 impairment charge to reflect the current estimated fair market value of the businesses to be divested, the $4 loss on the sale of the protective packaging business, and $11 of operating income on businesses to be divested.

Sales for the third quarter and nine-month period of 2005 increased $748, or 13% and $2,233, or 13%, respectively, compared with the 2004 corresponding periods. The increase in sales was driven by the following: higher realized prices for alumina and aluminum; higher prices in businesses serving the industrial products, commercial transportation, aerospace, and packaging markets; and higher sales related to metal purchased for internal use. The acquisition of two Russian fabricating facilities and favorable foreign currency exchange movements driven by the stronger Euro also increased sales during the first nine months of 2005. Partially offsetting these increases was the impact of first quarter 2004 divestitures, principally the specialty chemicals business and the St. Louis and Russellville facilities, and lower volumes in the automotive business.

Cost of goods sold (COGS) as a percentage of sales was 82.3% for the third quarter of 2005 and 80.9% for the 2005 nine-month period, compared with 80.2% and 79.0% for the corresponding 2004 periods. Higher input costs were the largest factor in the increase in this percentage in 2005, as higher energy and raw materials costs, the increase in litigation reserves primarily related to litigation involving a closed Howmet facility, Russian operating costs, the impact of a fire at Howmet’s Dover, NJ aerospace casting facility, and unplanned temporary outages at the facilities in Wenatchee, WA, Point Comfort, TX and Lake Charles, LA more than offset higher realized prices. Increases to the environmental reserve related to the closed East St. Louis facility negatively impacted the nine-month period of 2005.

Selling, general administrative, and other expenses (SG&A) increased $17 and $65 in the third quarter and nine-month period of 2005, respectively, as compared with the corresponding periods of 2004. The increase in the 2005 third quarter principally resulted from increased deferred compensation costs. The increase in the 2005 nine-month period primarily resulted from the acquired Russian fabricating facilities. SG&A as a percentage of sales decreased from 5.2% to 4.8% in the 2005 third quarter and from 5.4% to 5.1% during the 2005 nine-month period, as compared to the 2004 corresponding periods.

The provision for depreciation, depletion, and amortization increased $27, or 9%, and $66, or 7%, in the third quarter and nine-month period of 2005, compared with the corresponding periods of 2004. The increase was primarily due to unfavorable foreign currency exchange movements and a higher asset base due to the acquisition of two Russian fabricating facilities.

Restructuring charges of $312 ($202 after tax and minority interests) were recorded in the first nine months of 2005, consisting of charges of $7 ($5 after tax and minority interests) in the third quarter, charges of $260 ($172 after tax and minority interests) in the second quarter, and charges of $45 ($25 after tax and minority interests) in the first quarter. As a result of the global realignment of Alcoa’s organization structure, designed to optimize operations in order to better serve customers, a restructuring plan was developed to identify opportunities to streamline operations on a global basis. The restructuring program consisted of the elimination of jobs across all segments of the company, various plant closings and consolidations, and asset disposals.

The third quarter charge of $7 was primarily the result of accelerated depreciation for assets of facilities identified for closure as part of the second quarter restructuring program.

The second quarter charge of $260 was comprised of $155 for employee termination and severance costs, $101 for asset impairments, and $4 for other exit costs. The following discussion details the significant components of the second quarter restructuring program:

•	The automotive operations, included in the Engineered Solutions segment, were restructured to improve efficiencies and included the following actions:

•	The closure of the Hawesville, KY automotive casting facility was announced on May 19, 2005. This closure will occur by the end of 2005 and is a result of excess capacity in Alcoa’s automotive castings manufacturing system. A charge of $44 was recorded, $1 for the termination of 158 employees and $43 for the impairment of assets.

•	A restructuring of the cast auto wheels business was approved on June 23, 2005, due to weak market and business conditions. A charge of $66 was recorded, $36 for severance costs associated with approximately 800 employees and $30 for asset impairments.

•	Headcount reductions in the AFL automotive business resulted in a charge of $8 for the termination of approximately 2,200 employees.

•	The global extruded and end products businesses were restructured to optimize operations and increase productivity and included the following actions:

•	Headcount reductions across various businesses resulted in a charge of $46 for the termination of 1,018 employees in the U.S., Europe and Latin America.

•	Charges of $19 were recorded for asset disposals at various U.S. and European extrusion plants related to certain assets which the businesses have ceased to operate.

•	The restructuring associated with the packaging and consumer businesses consisted of plant consolidations and closures designed to strengthen the operations, resulting in charges of $25, comprised of $17 for employee termination and severance costs, $6 for asset disposals, and $2 for other exit costs. Other exit costs primarily consist of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term.

Employee termination and severance costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans. The charge of $155 for employee termination and severance costs in the second quarter is associated with the termination of approximately 6,300 salaried and hourly positions across North America, Europe, Latin America and Australia. These terminations are expected to be completed in the next twelve months. As of September 30, 2005, 740 of the approximately 6,300 employees had been terminated.

In the first quarter of 2005, Alcoa recorded charges of $45 ($25 after tax and minority interests) for restructurings, consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset impairments. As of September 30, 2005, 690 of the 1,800 employees had been terminated.

Alcoa anticipates annualized savings of approximately $195 (pre-tax) associated with the 2005 restructuring program. Approximately $35 of cash payments were made against the reserves in the first nine months of 2005. As of September 30, 2005, 1,430 of the 8,100 employees had been terminated.

Restructuring and other charges for the first nine months of 2004 was income of $22, consisting of income of $31 in the first quarter, expense of $5 in the second quarter, and expense of $4 in the third quarter. The income of $22 was comprised of: a gain of $52, primarily from the sale of the specialty chemicals business; income of $8 from adjustments to prior year employee termination and severance costs; $34 for employee termination and severance costs associated with 3,080 salaried and hourly employees (primarily in Mexico, the U.S., and the U.K.); and asset impairments of $4. As of September 30, 2005, the 2004 restructuring program was essentially complete. Approximately $10 of cash payments were made in 2005 related to prior year restructuring programs.

The pre-tax impact of allocating these amounts to the segment results would have been as follows:

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Alumina	$(2)	$1	$(6)	$51
Primary Metals	(2)	—	(23)	(5)
Flat-Rolled Products	—	(1)	(11)	(2)
Extruded and End Products	(3)	(2)	(76)	(9)
Engineered Solutions	1	(1)	(140)	(10)
Packaging and Consumer	(5)	(1)	(42)	(8)

Segment total	(11)	(4)	(298)	17
Corporate	4	—	(14)	5

Total restructuring and other charges	$(7)	$(4)	$(312)	$22

Interest expense for the 2005 third quarter and nine-month period increased $30, or 45%, and $62, or 31%, compared with the corresponding periods in 2004, primarily due to higher average effective interest rates.

Other income increased $37, or 67%, in the third quarter of 2005 compared with the third quarter of 2004 and $273, or 135%, in the 2005 nine-month period compared with the corresponding period of 2004. The increase in the third quarter is primarily due to the sale of Alcoa’s railroad assets resulting in a gain of $67, partially offset by net mark-to-market losses of approximately $13 due to aluminum derivative and hedging activities, and $17 lower equity income. The increase in the 2005 nine-month period is primarily due to the $345 gain recognized on the sale of Alcoa’s stake in Elkem ASA, the $67 gain on the sale of railroad assets, and net mark-to-market gains of approximately $18 due to aluminum derivative and hedging activities. These items were partially offset by the $90 charge for impairment, layoff, and other costs related to the closure of the Hamburger Aluminium-Werk facility in Germany recorded in the second quarter of 2005 and the absence of the $58 gain on the early retirement of debt that occurred in the second quarter of 2004. The 2004 nine-month period included a $35 gain on the termination of an alumina tolling arrangement, primarily offset by a charge of $20 related to El Campo litigation settlements.

The effective tax rate of 22.5% for the 2005 nine-month period differs from the statutory rate of 35% and the 2004 nine-month period rate of 28.1% principally due to a $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA which was recorded in the first quarter of 2005. The 2004 nine-month period was affected by lower taxes on foreign income and the sale of the specialty chemicals business in the first quarter of 2004.

Minority interests’ share of income from operations decreased $13, or 18%, in the 2005 third quarter and $18 or 9% in the nine-month period, as compared to 2004 corresponding periods. The 2005 third quarter decrease was impacted by slightly lower earnings at Alcoa World Alumina and Chemicals (AWAC), as the increase in realized prices was more than offset by higher costs for energy and raw materials and the absence of a gain associated with the termination of an alumina tolling arrangement that was recorded in the third quarter of 2004. The decrease in the 2005 nine-month period was due to the absence of minority interest related to the AFL automotive business due to the acquisition of complete ownership in this business in the first quarter of 2005.

Segment Information

I. Alumina

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Alumina production (mt)	3,688	3,546	10,892	10,721
Third-party alumina shipments (mt)	2,017	2,030	5,891	5,849

Third-party sales	$531	$490	$1,569	$1,439
Intersegment sales	424	341	1,256	1,028

Total sales	$955	$831	$2,825	$2,467

After-tax operating income (ATOI)	$156	$169	$499	$455

Third-party sales for the Alumina segment increased 8% and 9% in the 2005 third quarter and nine-month period, respectively, as compared with the corresponding 2004 periods, primarily due to an increase in realized prices of 6% in the 2005 third quarter and 16% in the 2005 nine-month period. Intersegment sales increased 24% and 22% in the 2005 third quarter and nine-month period, respectively, compared to corresponding periods in 2004, as a result of higher realized prices and higher volumes.

ATOI for this segment decreased 8% in the 2005 third quarter, and increased 10% in the 2005 nine-month period, as compared with the corresponding 2004 periods. The 2005 third quarter decrease was primarily caused by higher costs for raw materials and energy and unfavorable foreign currency exchange movements, slightly offset by an increase in realized prices and productivity. The increase in the 2005 nine-month period was primarily due to higher realized prices, which were somewhat offset by higher raw materials and maintenance costs, unfavorable foreign currency exchange movements, and higher energy costs. The 2004 third quarter and nine-month period were positively impacted by the gain from the termination of an alumina tolling arrangement.

Realized alumina prices are expected to increase during the fourth quarter of 2005. Higher volumes and lower repair and maintenance costs are anticipated, which will be somewhat offset by continued high energy costs.

II. Primary Metals

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Aluminum production (mt)	904	821	2,653	2,550
Third-party aluminum shipments (mt)	590	459	1,597	1,400

Alcoa’s average realized price for aluminum ingot (mt)	$1,963	$1,869	$1,993	$1,841

Third-party sales	$1,204	$930	$3,417	$2,767
Intersegment sales	1,108	1,039	3,626	3,206

Total sales	$2,312	$1,969	$7,043	$5,973

ATOI	$168	$188	$580	$610

Third-party sales for the Primary Metals segment increased 29% in the 2005 third quarter and 23% in the 2005 nine-month period, as compared with the corresponding periods of 2004. The increase is due to higher realized prices of 5% and 8% in the 2005 third quarter and nine-month period, respectively, and higher third-party shipments, enabled by restarted capacity at smelters in Becancour, Wenatchee, and Massena. Intersegment sales increased 7% in the third quarter of 2005 and 13% in the 2005 nine-month period, primarily due to the increase in realized prices and increased volumes.

ATOI for this segment decreased 11% and 5% in the 2005 third quarter and nine-month period, respectively, compared with the corresponding periods in 2004 due to higher costs for energy and raw materials and the impact of unfavorable foreign currency exchange movements. These negatives were somewhat offset by higher realized prices and higher volumes.

Alcoa has approximately 406,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,004,000 mtpy. The increase in idle capacity is primarily due to the temporary outage at the Wenatchee, WA smelter which occurred in September.

The current LME prices are higher than the average prices in the third quarter. Should this situation persist, a positive benefit from higher prices can be expected. Electricity costs are expected to decline in the fourth quarter. The outage at the Lake Charles facility caused by Hurricane Rita will negatively impact the fourth quarter. If an economic power source for the Eastalco facility is not obtained by the end of 2005, the facility will be curtailed. Should that decision be reached, the Company would record a fourth quarter restructuring charge to reflect the curtailment.

III. Flat-Rolled Products

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	543	521	1,612	1,553

Third-party sales	$1,679	$1,520	$5,097	$4,460
Intersegment sales	29	25	99	71

Total sales	$1,708	$1,545	$5,196	$4,531

ATOI	$81	$62	$226	$187

Third-party sales for the Flat-Rolled Products segment increased 10% and 14% in the 2005 third quarter and nine-month period, respectively, as compared with the corresponding periods of 2004. The increase resulted primarily from higher prices and the higher volumes resulting from the acquisition of two Russian facilities. The 2005 nine-month period was positively impacted by favorable foreign currency exchange movements.

ATOI for this segment increased 31% and 21% in the third quarter and nine-month period of 2005, respectively, compared with the corresponding periods of 2004. The increase was principally due to higher prices and favorable mix, with higher revenues from aerospace, distribution, and commercial transportation products, as well as favorable foreign currency exchange movements in Europe. These positives were somewhat offset by higher input costs and lower volumes. Operating losses associated with the Russian facilities were $1 and $33 in the 2005 third quarter and nine-month period, respectively.

Demand is expected to remain strong in the aerospace and commercial transportation markets. Typical seasonal decreases are anticipated in the can sheet business in the fourth quarter of 2005. Softness in the common alloy market and higher energy costs are also expected.

IV. Extruded and End Products

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	224	225	682	685

Third-party sales	$1,092	$1,028	$3,282	$2,998
Intersegment sales	14	14	47	41

Total sales	$1,106	$1,042	$3,329	$3,039

ATOI	$23	$28	$53	$75

Third-party sales for the Extruded and End Products segment increased 6% and 9% in the 2005 third quarter and nine-month period, as compared with the 2004 corresponding periods, due to higher prices. The increase in volumes contributed by the Russian extruded products and the strength of the businesses serving the building and construction market in the 2005 third quarter and nine-month period were offset by lower volumes in both the 2005 third quarter and nine-month period, primarily in Europe and in the residential building products business. The 2005 nine-month period was positively impacted by favorable foreign currency exchange movements.

ATOI for this group decreased 18% and 29% in the 2005 third quarter and nine-month period, respectively, as compared with the corresponding periods of 2004. Higher prices and increased volumes in the businesses serving the building and construction market were more than offset by higher raw materials and energy costs and lower volumes in Europe and in the residential building products business. The 2005 nine-month period was negatively impacted by operating losses associated with integration costs for Russian extruded products.

Demand is expected to remain strong in the aerospace and commercial transportation markets in the fourth quarter, and a seasonal decline is anticipated in the building and construction businesses.

V. Engineered Solutions

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	36	31	113	98

Third-party sales	$1,246	$1,106	$3,773	$3,444
Intersegment sales	—	—	—	—

Total sales	$1,246	$1,106	$3,773	$3,444

ATOI	$32	$39	$151	$170

Third-party sales for the Engineered Solutions segment increased 13% and 10% in the 2005 third quarter and nine-month period, as compared with the 2004 corresponding periods. The increase was principally due to higher volumes in the businesses serving the commercial transportation, industrial products, and aerospace markets, as well as the AFL automotive business. Sales were also favorably impacted by the pass through of some raw material increases. These positives were somewhat offset by unfavorable pricing pressures.

ATOI for this segment decreased 18% and 11% in the third quarter and nine-month period of 2005, respectively, as compared with the corresponding periods of 2004. Increased volumes and favorable mix in the businesses serving the aerospace market positively impacted results. The ATOI decline in the 2005 third quarter and nine-month period resulted primarily from several non-recurring issues, including increased litigation expenses related to litigation involving a closed Howmet facility, the resolution of a local tax audit, and the adverse impact of a fire impacting Howmet’s Dover, NJ facility. These items adversely impacted ATOI by $12 in the third quarter. The 2005 nine-month period was also negatively impacted by unfavorable prices in businesses serving the industrial products market and unfavorable mix and product launch issues in the AFL automotive business.

The demand in the aerospace and commercial transportation markets is expected to remain strong through the fourth quarter of 2005. A negative impact may be realized from an accelerated reduction in the sale and production of large SUVs as consumer buying shifts to more fuel efficient vehicles, as fuel costs increase. The Dover alloy facility is expected to be fully operational in the fourth quarter.

VI. Packaging and Consumer

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Third-party aluminum shipments (mt)	31	39	111	118

Third-party sales	$806	$737	$2,341	$2,159
Intersegment sales	—	—	—	—

Total sales	$806	$737	$2,341	$2,159

ATOI	$28	$34	$85	$111

Third-party sales for the Packaging and Consumer segment increased 9% and 8% in the 2005 third quarter and nine-month period, respectively, compared with 2004 corresponding periods. The increase was primarily due to higher prices, as Alcoa was able to pass through a portion of the increased resin costs. The third quarter and nine-month period were positively impacted by increased volumes in the closures and consumer products businesses, which were somewhat offset by a decrease in volumes in the plastic sheet and film business.

ATOI for this segment declined 18% and 23% in the third quarter and nine-month period of 2005, respectively, compared with the corresponding periods of 2004. The increases in prices and volumes noted previously, along with productivity gains, were more than offset by unfavorable mix in the flexible packaging, closures, and consumer products businesses, as well as higher energy and transportation costs. The 2005 nine-month period was also negatively impacted by increased costs for raw materials, primarily resin, and other conversion costs.

In the fourth quarter, seasonal strengthening in the consumer products business is anticipated. Due to the impact of hurricanes Rita and Katrina, higher resin prices are expected and supply availability may be limited.

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

The following reconciles segment information to consolidated totals.

	Third quarter ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Total ATOI	$488	$520	$1,594	$1,608
Impact of intersegment profit adjustments	(2)	3	(1)	34
Unallocated amounts (net of tax):
Interest income	12	8	28	20
Interest expense	(62)	(44)	(169)	(130)
Minority interests	(59)	(72)	(179)	(197)
Corporate expense	(82)	(68)	(224)	(205)
Restructuring and other charges	(5)	(3)	(207)	24
Discontinued operations	(1)	(9)	(14)	6
Other	—	(52)	181	(118)

Consolidated net income	$289	$283	$1,009	$1,042

The significant changes in the reconciling items between ATOI and consolidated net income for the 2005 third quarter and nine-month period compared with the corresponding 2004 periods consisted of:

•	a change in intersegment profit adjustments attributed to the decrease in aluminum prices during the third quarter and nine-month period of 2005, as compared to the increase in aluminum prices during the third quarter and nine-month period of 2004,

•	an increase in interest expense, primarily due to higher average effective interest rates, and

•	an increase in other, which consisted primarily of the $37 gain on the sale of railroad assets in the third quarter of 2005, slightly offset by a $10 increase in litigation reserves primarily related to litigation involving a closed Howmet facility and losses from a fire at the Dover, NJ castings facility.

In addition, the significant changes in the reconciling items between ATOI and consolidated net income that affected only the nine-month period of 2005 compared with the corresponding 2004 period consisted of:

•	an increase in restructuring and other charges due to the company’s 2005 global restructuring plan. See Note B in Part I, Item I for additional details surrounding restructuring and other charges, and

•	an increase in other, primarily due to the $180 gain on the sale of Alcoa’s stake in Elkem ASA and a $120 tax benefit related to the finalization of certain tax reviews and audits during the second quarter of 2005, slightly offset by the $58 charge related to the closure of the Hamburger Aluminium-Werk facility in Germany.

Liquidity and Capital Resources

Cash from Operations

Cash from operations was $637 in the 2005 nine-month period compared with cash from operations of $1,408 in the same period of 2004. The change of $771 is principally due to the discretionary pension contributions of $300, net increases of $181 in working capital, a $224 decrease in taxes, and the payment of $93 associated with the long-term aluminum supply contract entered into during the first quarter of 2005 as part of the acquisition of two Russian fabricating facilities.

Financing Activities

Cash provided from financing activities was $119 in the 2005 nine-month period, a change of $1,191 compared with cash used for financing activities of $1,072 in the corresponding period of 2004. The change was primarily due to net debt repayments of $566 in 2004 compared with net borrowings of $559 in 2005.

Net borrowings in 2005 were primarily comprised of an increase in commercial paper borrowings to fund working capital requirements, capital projects, and other general corporate purposes. The balance of a $200 loan to fund integration activities at the Russian fabricating facilities was paid during the third quarter of 2005.

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

Investing Activities

Cash used for investing activities was $681 in the 2005 nine-month period compared with $349 in the first nine months of 2004. The change of $332 was primarily due to the following:

•	cash paid of $257 for two Russian fabricating facilities,

•	the $176 cash payment associated with the acquisition of full ownership of the AFL automotive business,

•	a $708 increase in capital expenditures related to several growth projects, including the Alumar refinery expansion, the Pinjarra efficiency upgrage, and the construction of the Iceland smelter, and

•	a $265 difference in asset sales that generated cash of $90 in the 2005 nine-month period and $355 in the corresponding period of 2004.

These items were somewhat offset by cash received from the sale of investments in 2005 of $1,081, primarily $869 cash proceeds from the sale of Alcoa’s stake in Elkem ASA and $205 cash proceeds from the sale of Alcoa’s interest in Integris Metals in 2005.

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

Alcoa’s remediation reserve balance was $408 and $391 at September 30, 2005 and December 31, 2004 (of which approximately $73 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Remediation costs charged to the reserve in the 2005 nine-month period were approximately $36. They include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The reserve balance was increased by $53 in the 2005 nine-month period, principally due to the reserve recorded for the Russian fabricating facilities in the first quarter and the East St. Louis facility reserve, which was recorded in the second quarter of 2005.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum products and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 540,000 mt at September 30, 2005, to reduce the aluminum price risk of these exposures. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Alcoa has also entered into futures and option contracts, totaling approximately 208,000 metric tons at September 30, 2005, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2005, 2007, and 2008.

Alcoa has also entered into futures contracts to minimize its price risk related to aluminum purchases. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 32,000 mt at September 30, 2005. In addition, Alcoa has entered into power supply contracts that contain pricing provisions related to the LME aluminum price. The LME linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market earnings impact from aluminum derivative and hedging activities was a loss of approximately $13 in the 2005 third quarter and a gain of approximately $18 in the 2005 nine-month period.

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

Fair values – The following table shows the fair values of outstanding derivatives contracts at September 30, 2005.

Fair value gain/(loss)
Aluminum	$35
Interest rates	(87)
Other commodities, principally natural gas	391
Currencies	70

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

(b) Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in Alcoa’s internal control over financial reporting during the nine-month period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. Alcoa is currently evaluating the impact on its internal control over financial reporting for the following matter.

Alcoa acquired two fabricating facilities located in the Russian Federation on January 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Environmental Matters

On or about August 25, 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Quebec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitee, Societe Canadienne de Metaux Reynolds Limitee and Canadian British Aluminum in the Superior Court of Quebec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. If allowed to proceed as a class action, plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. The Company intends to defend this action vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a) *	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2005	27,896	$29.90	—	30,534,282
February 1 - February 28, 2005	36,227	31.60	—	30,534,282
March 1 - March 31, 2005	—	—	—	30,534,282

Total for quarter ended March 31, 2005	64,123	30.86	—	30,534,282

April 1 – April 30, 2005	—	—	—	30,534,282

May 1 – May 31, 2005	10,952	27.18	—	30,534,282

June 1 – June 30, 2005	—	—	—	30,534,282

Total for quarter ended June 30, 2005	10,952	27.18	—	30,534,282

July 1 – July 31, 2005	—	—	—	30,534,282

August 1 – August 31, 2005	11,977	28.50		30,534,282

September 1 – September 30, 2005	—	—	—	30,534,282

Total for quarter ended September 30, 2005	11,977	28.50	—	30,534,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.
*	In October of 2005, Alcoa purchased approximately 2.5 million shares of stock for $58, an average price per share of $22.66, to replenish treasury stock shares that were issued from stock option exercises.

Item 6. Exhibits.

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 27, 2005	By	/s/ RICHARD B. KELSON
Date	Richard B. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 27, 2005	By	/s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002