Form 10-K
period 2005-12-31
ALCOA INC
filed 2006-02-17
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York 10022-4608
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23 billion. As of February 14, 2006, there were 871,819,586 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant’s 2005 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report and Proxy Statement. Any reference in this report to disclosures in the Annual Report or Proxy Statement shall constitute incorporation by reference of that specific disclosure into this Form 10-K.

ALCOA INC.

Formed in 1888, Alcoa Inc. is a Pennsylvania corporation with its principal office in New York, New York. In this report, unless the context otherwise requires, Alcoa or the “company” means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.

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

PART I

Item 1. Business.

Description of the Business

Information describing Alcoa’s businesses can be found in the Annual Report at the indicated pages:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview - Results of Operations (Earnings Summary)	25-29
Notes to Consolidated Financial Statements
Note B. Discontinued Operations and Assets Held for Sale	49
Note D. Restructuring and Other Charges	50
Note F. Acquisitions and Divestitures	52
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	29*
Primary Metals	30*
Flat-Rolled Products	31*
Extruded and End Products	31*
Engineered Solutions	32*
Packaging and Consumer	32*
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	55

*	Excluding captions, charts, diagrams and related notes.

Overview

Alcoa is the world’s leading producer of primary aluminum, fabricated aluminum, and alumina, and is active in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent approximately three-quarters of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings, industrial fasteners, vinyl siding, consumer products, food service and flexible packaging products, plastic closures and electrical distribution systems for cars and trucks. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, consumer products, building and construction, and industrial applications.

Alcoa is a global company operating in 42 countries. North America is the largest market with 61% of Alcoa’s revenues. Europe is also a significant market with 23% of the company’s revenues. Alcoa also has investments and activities in Australia, Brazil, China, Iceland, Jamaica, Russia, and Trinidad, which present opportunities for substantial growth. Governmental policies and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of six worldwide segments: Alumina, Primary Metals, Flat-Rolled Products, Extruded and End Products, Engineered Solutions, and Packaging and Consumer.

The Alumina segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Generally, Alcoa owns 60% and Alumina Limited owns 40% of these entities. For more information on AWAC, see Exhibit Nos.10(a) through 10(e) to this report.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from reserves held by AWAC, from the company’s interests in the countries listed in the chart below, and under both long-term and short-term contracts and mining leases. In 2005, Alcoa consumed 31.5 million metric tons (mt) of bauxite from its own reserves, 7.1 million mt from related third parties and 2.5 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active1 Bauxite Interests

Country	Project	Mining Rights (% Entitlement )	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045

Brazil	Poços de Caldas	Alcoa Aluminio S.A. (Aluminio) [3] (100%)	2020 [4]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[5] (100%)	2046 [4]

Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[6] (100%)	2038 [7]

Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[8] (50%) Clarendon Alumina Production Ltd.[9] (50%)	2042

Suriname	Lelydorp	BHP Billiton (45%) Suriname Aluminum Company, L.L.C. (Suralco)[8] (55%)	2033 [10]
	Coermotibo	BHP Billiton (45%) Suralco (55%)	2033 [10]

[1]	Alcoa also has interests at the following locations that are bauxite reserves or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau (Australia), Juruti (Brazil), and Kaimangrasi, Klaverblad, Brownsberg, Coermotibo DS, Lely Mountains, and Nassau (eastern Suriname). On December 23, 2005, AofA exercised its pre-emptive rights to acquire minority partner AngloGold’s equity position in the Cape Bougainville and Mitchell Plateau joint ventures in Western Australia for A$2.2 million.

[2]	AofA is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.
[3]	In August 2003, Alcoa acquired the 40.9% shareholding in Aluminio held by affiliates of Camargo Correa S.A. (collectively the “Camargo Group”). Prior to the acquisition, Alcoa had owned approximately 59% of Aluminio and the Camargo Group had been the principal minority shareholder since 1984. For more information on this acquisition, see Note F to the financial statements.
[4]	Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the complete exhaustion of the deposit. The company estimates that (i) the concessions at Poços de Caldas will last at least until 2020 and (ii) the concessions at Trombetas will last until 2046. Depending, however, on actual and future needs, the rate at which the deposits are explored and government approval, the concessions may be extended to (or expire at) a later (or an earlier) date.
[5]	Aluminio holds an 8.6% interest, Abalco S.A. (Abalco) holds a 4.6% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in MRN. Abalco and AWA LLC are both part of the AWAC group of companies and are owned 60% by Alcoa and 40% by Alumina Limited. MRN is jointly owned with affiliates of Alcan Inc. (Alcan), Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. Aluminio, Abalco, and AWA LLC purchase bauxite from MRN under long-term supply contracts.
[6]	AWA LLC owns a 45% interest in Halco (Mining), Inc. Halco owns 51% and the Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in certain areas within a 10,000 square-mile perimeter in northwestern Guinea.
[7]	AWA LLC has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.
[8]	This entity is part of the AWAC group of companies, owned 60% by Alcoa and 40% by Alumina Limited.
[9]	Clarendon Alumina Production Ltd. is a wholly-owned subsidiary of the Government of Jamaica.
[10]	While mining rights extend until 2033, bauxite deposits should not be exhausted until at least 2023.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)	Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,150	2,150
	Pinjarra	AofA (100%)	3,700[4]	3,700
	Wagerup	AofA (100%)	2,400	2,400

Brazil	Poços de Caldas	Aluminio (100%)	365	365
	Alumar	Abalco[3] (18.9%) Alcan[5] (10%) Aluminio (35.1%) BHP Billiton[5] (36%)	1,400	756

Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (50%) Clarendon Alumina Production Ltd. (50%)	1,250	625

Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,450	1,450

Suriname	Suralco	BHP Billiton[5] (45%) Suralco[3] (55%)	2,207	1,214

U.S.	Point Comfort, Tex.	AWA LLC[3] (100%)	2,305	2,305

TOTAL			17,227	14,965

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For sites owned by AWAC entities, Alcoa takes 100% of the production from these facilities.
[3]	This entity is part of the AWAC group of companies, owned 60% by Alcoa and 40% by Alumina Limited.
[4]	In 2004, Alcoa received the Western Australian Government’s environmental approval for its previously announced Pinjarra alumina refinery efficiency upgrade, which will increase production at the facility by 657,000 mt per year (mtpy). Completion of the upgrade is expected by the first quarter of 2006.
[5]	The named company or an affiliate holds this interest.

In November 2005, AWA LLC and Alcan announced the signing of a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea with further expansion potential.

In September 2005, Alcoa announced that its Board of Directors approved plans to make further investments totaling $1.6 billion in the company’s Brazilian “upstream” operations, including: a 2.1 million mtpy expansion of the Alumar consortium alumina refinery in São Luís, state of Maranhao; the creation of a bauxite mine in Juruti, in the state of Para, which will initially produce 2.6 million mtpy; and the modernization of the Poços de Caldas aluminum smelter, in the state of Minas Gerais. Pending finalization of definitive documents, which is expected in due course, the Alumar expansion project will increase the refinery’s capacity from 1.4 million mtpy to approximately 3.5 million mtpy. Through AWAC, Alcoa will own a 54% interest in the expanded refinery and its share of the total facility output will more than double to 1.89 million mtpy.

In June 2005, Alcoa’s Board of Directors approved AWAC’s planned expansion of the Jamalco alumina refinery in Clarendon, Jamaica. Pending finalization of definitive documents, which is expected in due course, this project will add 1.5 million mtpy of production to Jamalco, more than doubling the refinery’s capacity to approximately 2.8 million mtpy. The 1.5 million mtpy expansion is expected to cost approximately $1.2 billion. As a result of this expansion project, AWAC’s ownership in Jamalco will increase from 50% to approximately 77%, with the Government of Jamaica continuing to own the remaining minority interest.

In January 2005, Alcoa and the Government of the Republic of Ghana announced the signing of a Memorandum of Understanding (MOU), under which the parties would evaluate the possible development of an integrated aluminum industry in Ghana, including bauxite mining, alumina refining, aluminum production, and rail transportation infrastructure upgrades. Alcoa is working with the Government to conduct feasibility studies that are expected to be completed in 2006, after which the parties will negotiate definitive agreements on the mining, refining, smelting, rail upgrades and ownership structure, as well as total investment costs. The feasibility review will include a study on the creation of an alumina refinery with an initial design capacity of up to 1.5 million mtpy.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)	Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	185	185[3]
	Portland	AofA (55%) CITIC (22.5%) Marubeni (22.5%)	353	194[3]

Brazil	Poços de Caldas	Aluminio (100%)	90	90
	São Luís (Alumar)	Aluminio (53.66%) BHP Billiton (46.34%)	375	201

Canada	Baie Comeau, Que.	Alcoa (100%)	438	438
	Bécancour, Que.	Alcoa (74.95%) Aluminium Pechiney (25.05%)	409[4]	307[4]
	Deschambault, Que.	Alcoa (100%)	254	254

Italy	Fusina	Alcoa (100%)	44	44
	Portovesme	Alcoa (100%)	149	149

Spain	Avilés	Alcoa (100%)	88[5]	88[5]
	La Coruña	Alcoa (100%)	84[5]	84[5]
	San Ciprián	Alcoa (100%)	218[5]	218[5]

U.S.	Evansville, Ind. (Warrick)	Alcoa (100%)	309[6]	309[6]
	Frederick, Md. (Eastalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	195[7]	119[7]
	Badin, N.C.	Alcoa (100%)	120[8]	120[8]
	Massena West, N.Y.	Alcoa (100%)	130[9]	130[9]
	Massena East, N.Y.	Alcoa (100%)	125[9]	125[9]
	Mount Holly, S.C.	Alcoa (50.33%) Century Aluminum Company (49.67%)	224	113
	Alcoa, Tenn.	Alcoa (100%)	215	215
	Rockdale, Tex.	Alcoa (100%)	267	267
	Ferndale, Wash. (Intalco)	Alcoa (61%) Mitsui & Co. Ltd. (39%)	278[10]	170[10]
	Wenatchee, Wash.	Alcoa (100%)	184[11]	184[11]

TOTAL			4,734	4,004

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.
[2]	The figures in this column reflect Alcoa’s share of production from these facilities.
[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.
[4]	During 2004, Alcoa curtailed operations at the Bécancour aluminum smelter, from three potlines to one, due to a strike at the facility. In November 2004, the Syndicat des Métallurgistes unis d’ Amerique (local 9700) approved a new five-year labor agreement at the Bécancour smelter. Upon reaching the new agreement, Alcoa restarted the two idled potlines and returned to full production by the end of May 2005.

[5]	In 2005, Alcoa undertook certain technology and environmental improvements to three smelters located in northern Spain: Avilés, La Coruña, and San Ciprián. The improvements are aimed at reducing emissions and improving the local environment.
[6]	The Warrick facility currently has one idled potline.
[7]	At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland. The curtailment coincides with the expiration of the smelter’s power contract, as a competitively-priced replacement power supply could not be obtained.
[8]	The Badin, North Carolina facility has been idled since August 2002.
[9]	In the first quarter of 2005, Alcoa restarted 60,000 mtpy of capacity at its Massena East and Massena West, New York facilities which had been idled since May 2003. Following the restart, both smelters operate at capacity.
[10]	In November 2003, Alcoa idled an additional potline at Intalco. Currently, one potline is operating and two are idled.
[11]	In October 2004, Alcoa announced that workers at the Wenatchee, Washington facility, represented by the United Steelworkers of America and the Aluminum Trades Council of Wenatchee, Washington, accepted a new labor agreement. Two of the four lines at the smelter which had been idled since July 2001 were restarted in July 2005.

Alcoa currently has 509,000 mtpy of idle capacity against a base capacity of 4,004,000 mtpy.

In February 2006, Alcoa signed an Agreement in Principle with the Government of the Republic of Trinidad and Tobago to build a 341,000 mtpy aluminum smelter in the Cap-de-Ville area in southwestern Trinidad. This agreement follows the signing of an MOU in May 2004 for participation by Alcoa in the development of an aluminum industry in Trinidad and Tobago. Under the Agreement in Principle, Alcoa will take a lead role in the development and operation of the smelter, with the Government installing necessary infrastructure. Alcoa will also sponsor development of a new power station to support the facility. Negotiations are ongoing for the final commercial arrangements, which will be subject to final approvals by Alcoa’s Board of Directors and by the Government.

During 2005, Aluminio began a 30% expansion of the capacity of its share of the São Luís (Alumar) aluminum smelter, increasing Aluminio’s share of smelting capacity there by 62,000 mtpy to a total of 263,000 mtpy. When complete, Alcoa’s share of output from the smelter will grow from 53.66% to 60%. Completion of the expansion and startup of the additional capacity is expected by the end of the first quarter of 2006.

As noted above, in September 2005, Alcoa announced that its Board of Directors approved plans to make further investments totaling $1.6 billion in the company’s Brazilian upstream operations, including the modernization of the Poços de Caldas aluminum smelter, in the state of Minas Gerais. The modernization is aimed at reducing emissions and costs and improving operational efficiency.

During 2005, Alcoa continued construction on its new 346,000 mtpy Fjarðaál aluminum smelter in east Iceland. Alcoa broke ground on the new smelter in July 2004. The smelter is scheduled to begin production in April 2007.

Alcoa has a Joint Action Plan in place with the Government of Iceland and three communities in northern Iceland to evaluate the construction of an up to 250,000 mtpy smelter. Through the fall of 2005, three sites have been evaluated and a conclusion on whether to proceed further is expected by March 2006. An MOU covering further development of this smelter project based on a selected site is expected.

In 2005, Alcoa continued construction of a new anode plant in Mosjøen, Norway. The facility, being built together with Elkem AS, will produce anodes for Alcoa’s Fjarðaál, Iceland and Elkem Aluminium ANS’ Mosjøen, Norway smelters. Construction of the anode plant is expected to be completed by 2007.

Alcoa is exploring aluminum smelting and associated hydroelectric power opportunities in Suriname. In January 2003, Suralco, one of the AWAC group of companies, signed an MOU with the Government of Suriname providing for an initial 18-month exclusive period of investigation of the feasibility of smelting and associated hydroelectric power investment in western Suriname. In December 2004, the parties agreed, retroactively, to extend the MOU through December 31, 2005. Alcoa is in the process of negotiating a follow on agreement with the Government.

Alcoa has an exclusive MOU in effect with the Brunei Economic Development Board (BEDB) for building a smelter in Brunei. In November 2005, the BEDB received a McKinsey report evaluating the use of Brunei’s gas reserves for downstream industry. The potential smelter is one of several industrial developments being considered by the BEDB.

Alcoa owns interests in the following primary aluminum facilities that are accounted for on the equity or cost basis method. The capacity associated with these facilities is not included in Alcoa’s consolidated capacity.

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)
Ghana	Tema	Alcoa (10%) Government of the Republic of Ghana (90%)	200[2]

Norway	Lista	Alcoa (50%) Elkem AS (50%)	94

	Mosjøen	Alcoa (50%) Elkem AS (50%)	188

Venezuela	Alcasa	Alcoa (<1%) Corporación Venezolana de Guayana (CVG) and Japanese Interests (>99%)	210

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.
[2]	In 2003, the smelter was idled due to a power shortage. In August 2005, under the MOU discussed immediately below, Alcoa and the Government of Ghana announced plans to re-start three potlines representing 120,000 mtpy. As of year-end 2005, two potlines have been restarted.

As noted above, in January 2005, Alcoa and the Government of the Republic of Ghana signed an MOU, under which the parties would evaluate the development of an integrated aluminum industry in Ghana, including aluminum production. Alcoa is working with the Government to conduct feasibility studies for the project. These studies are expected to be completed in 2006, at which time the parties would negotiate definitive agreements on smelting and other matters.

At the end of 2005, the shareholders of Hamburger Aluminium-Werk closed the 132,000 mtpy Hamburg, Germany smelter due to escalating power costs. The Hamburg smelter is owned 33.33% each by Alcoa, Austria Metall AG and Norsk Hydro.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 25% of the company’s primary aluminum costs. Alcoa generates approximately 24% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and long-term power arrangements for Alcoa’s smelters.

North America - Electricity

The company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI), generates approximately 25% of the power requirements for Alcoa’s North American smelters. The company generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects, Tapoco and Yadkin, consisting of eight dams under Federal Energy Regulatory Commission (FERC) licenses. APGI hydroelectric facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North

Carolina. APGI received a renewed 40-year FERC license for the Tapoco project in 2005 and the Yadkin hydroelectric project license is up for renewal in 2008. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing, Inc. The Tennessee smelter also purchases power from the Tennessee Valley Authority under a contract that extends to 2010.

In the Pacific Northwest, Alcoa has a contract with Chelan County Public Utility District located in the State of Washington that is sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In addition, Alcoa has a contract through September 2006 for a limited amount of power from the Bonneville Power Administration (BPA) that can be used to cover the remainder of the capacity at the Wenatchee smelter or to operate the Intalco smelter. Alcoa is currently returning part of its BPA power through the end of the contract period. BPA has embarked on the contracting process for the period October 2006-September 2011, but it is not yet clear whether the BPA offer will be adequate for Intalco and/or Wenatchee operations.

The company, through APGI, generates substantially all of the power used at its Warrick smelter using nearby coal reserves. A 1996 coal supply contract satisfies up to 70% of the fuel requirements of the Warrick power plant supplying the smelter through June 2006. In May 2005, Alcoa acquired mining rights to the nearby Friendsville, Illinois coal reserves, and it expects coal from this mine to be available for its use by the summer of 2006. When fully operational, the mine will be capable of producing approximately 1 million tons of coal per year, approximately 45% of the Warrick power plant’s requirements. In April 2001, under the terms of an operating agreement, the company assumed operation of the power plant that supplies the Warrick smelter from Vectren (formerly Southern Indiana Gas & Electric Company) until at least 2008. In July 2005, Alcoa announced its plans to invest approximately $330 million at the Warrick power plant to improve environmental performance and operational efficiency and lower costs.

Power for the Rockdale smelter is generated by company-owned generating units and TXU Generation Company LP (TXU)-owned generating units. Historically, both the company-owned and the TXU-owned units used lignite supplied by the company’s Sandow Mine. The company has opened a new lignite mine, the Three Oaks Mine, on adjacent land it owns or controls. The fuel supply for the company-owned and TXU-owned units is transitioning from the Sandow Mine to the Three Oaks Mine, with active mining in Sandow expected to conclude in 2006. Company-owned generating units supply about one-half of the total electricity requirements of the smelter, although this capacity will retire not later than 2007. TXU supplies the balance through a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price. TXU and Alcoa recently signed a letter of intent in connection with the possible development of a new circulating fluidized bed power plant adjacent to the existing Sandow Unit Four Power Plant. Alcoa would supply lignite for the new unit from the Three Oaks Mine, and have a right to purchase a portion of the plant’s electricity output.

In the Northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire not earlier than June 30, 2013, following their extension for 10 years upon New York Power Authority (NYPA) having relicensed its St. Lawrence-FDR Hydro Project. The company is currently in discussions with NYPA to extend the power supply arrangements in order to facilitate potential technical improvements in the plants, but may terminate either of these contracts with one year’s notice.

The Deschambault and Bécancour smelters located in Quebec purchase electricity under long-term contracts with Hydro-Quebec that expire in 2014, subject to extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 65% of its power needs under the Hydro-Quebec contract and receives the remainder of its power needs from a 40%-owned hydroelectric generating company, Manicouagan Power Company.

The Mt. Holly smelter in South Carolina purchases electricity from Santee Cooper under a contract that expires December 31, 2015, subject to certain extension provisions.

At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland. The curtailment coincides with the expiration of the smelter’s power contract on December 31, 2005, as a competitively-priced replacement power supply could not be obtained.

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

Brazil - Electricity

The Alumar smelter is supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) through a long-term power purchase agreement signed in June 2004 and expiring in June 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984.

Aluminio participates in a consortium that owns the Machadinho hydroelectric power plant in southern Brazil, which began to generate power at full capacity in 2002. Aluminio receives its share of the plant’s output, which is sufficient to cover 51% of its operating needs at the Poços de Caldas smelter.

Aluminio also has a 42% interest in Energética Barra Grande S.A. – BAESA, which built the Barra Grande hydroelectric power plant in southern Brazil. Barra Grande began operating in November 2005, and is expected to reach full generating capacity in 2006. Aluminio’s share of the project will cover a substantial portion of its currently-purchased needs at the Poços de Caldas smelter.

Aluminio is also participating in a number of Brazilian hydropower projects. In general, the projects have been approved by the Federal Government, and they are in the process of obtaining necessary environmental licenses:

•	Estreito, northern Brazil - Aluminio share = 19.08%

•	Pai Querê, southern Brazil - Aluminio share = 35.00%

•	Serra do Facão, in the southeast of Brazil - Aluminio share = 39.47%

If these projects are completed, the power will be used in Aluminio’s smelters or sold into the Brazilian grid.

Aluminio also owns 42% of ETAU, a Brazilian company that holds and operates an electric transmission line in southern Brazil, optimizing the transportation of the energy generated in the Barra Grande hydroelectric power plant.

Europe - Electricity

The company purchases electricity for its Italian smelters in the deregulated market, under contracts expiring in December 2009 for both the Portovesme and Fusina smelters. A new law went into effect on May 14, 2005, extending through December 2010 the special conditions applicable to the Italian smelters. This provision has been communicated by the Italian Government to the European Union (EU) as a non-state-aid measure, and EU assent is expected in the first half of 2006.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations expiring in January 2010.

Iceland - Electricity

As noted above, Alcoa broke ground in 2004 on construction of its new Fjarðaál smelter in eastern Iceland. Central to those arrangements is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, will build the Karahnjukar dam and power project, and supply competitively priced electricity to the smelter.

Minority Interests - Electricity

The smelters in Germany, Ghana, Norway and Venezuela, in which Alcoa has only an equity stake and is not the operational manager, have made a variety of electricity purchase arrangements, through their respective managing or majority partners. The power contract for Germany ran through December 2005; at the end of 2005, the shareholders closed the smelter due to escalating power costs. Power for the smelter in Ghana is provided under an interim power rate agreement with the Volta River Authority. The other contracts are up for renewal at various times, the majority of them in the period from 2011 to 2020.

Canada & U.S. - Natural Gas

In order to supply its refineries and smelters in the U.S. and Canada, the company generally procures natural gas on a competitive bid basis from a variety of sources including producers in the gas production areas and independent gas marketers. For Alcoa’s larger consuming locations in Canada and the U.S., the gas commodity as well as interstate pipeline transportation is procured to provide increased flexibility and reliability. Contract pricing for gas is typically based on a published industry index or New York Mercantile Exchange (NYMEX) price. The company may choose to reduce its exposure to NYMEX pricing by hedging a portion of required natural gas consumption.

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

Sources and Availability of Raw Materials

The major purchased raw materials in 2005 for each of the company’s segments are listed below.

Alumina	Primary Metals
bauxite	alumina
caustic soda	aluminum fluoride
electricity	calcined petroleum coke
fuel oil	carbon
natural gas	cathode blocks
caustic soda
electricity
liquid pitch
natural gas
silicon carbide

Flat-Rolled Products	Engineered Solutions
alloying materials	cobalt
aluminum scrap	copper
coatings	electricity
electricity	natural gas

Flat-Rolled Products (continued)	Engineered Solutions (continued)
natural gas	nickel
primary aluminum (rolling ingot, high purity, P1020)	nitrogen
polyvinyl chloride resin
primary aluminum (billet)
steel
titanium

Packaging and Consumer	Extruded and End Products
aluminum	cobalt
electricity	electricity
natural gas	natural gas
paper	nitrogen
polyethylene resin compound	polypropylene resin
polyethylene terephthalate (PET) resin compound	polyvinyl chloride resin compound
polypropylene resin	primary aluminum (billet)
polystyrene resin compound
polyvinyl chloride resin compound

Other materials generally are purchased from third party suppliers under competitively priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Joint Ventures and Investments

The company’s principal alliances and joint ventures are included in its “upstream” operating segments (alumina and primary metals) as shown in the tables above relating to those segments.

Alcoa’s other significant joint ventures and investments are as follows:

Alcoa Kobe Transportation Products, Inc. and Kobe Alcoa Transportation Products Ltd. (KATP). These joint ventures, owned 50% by Alcoa and 50% by Kobe Steel, Ltd. (Kobe), continue despite the termination in 2003 of the Alcoa-Kobe joint ventures in rolled aluminum sheet products for aluminum cans. The focus of these ventures, consisting of one company in the U.S. and one in Japan, is to expand the use of aluminum sheet products in passenger cars and light trucks. As a result of a restructuring of the venture in 2000, the U.S. company focuses on research and development efforts, while the Japanese company engages in commercial (manufacturing, marketing and sales) as well as research and development efforts, to serve the transportation industry. In 2003, Alcoa and Kobe further agreed to discuss extending this cooperation into joint research and development products related to other aluminum automotive products such as applied technology of aluminum extrusion and casting. In 2005, Alcoa and Kobe amended the relevant joint venture agreements to permit Alcoa and Kobe to manufacture, sell and distribute aluminum brazing sheet, bare alloy sheet, and fin stock for use in all heat exchanger related applications in all Asian countries except for Japan, where KATP continues to have the primary responsibility for these activities.

Aluminum Corporation of China Limited (Chalco). In November 2001, Alcoa entered into a strategic alliance with Chalco and its parent company, Aluminum Corporation of China (Chinalco). Under this alliance, in 2001 Alcoa became a strategic investor in Chalco’s global offering and listing on the New York Stock Exchange and The Stock Exchange of Hong Kong. Alcoa’s investment is 8% of the issued and outstanding shares. In connection with its investment, Alcoa is entitled to one seat on Chalco’s board of directors. In early 2004, Chalco made an additional public share offering in which Alcoa purchased sufficient shares to maintain its holdings in Chalco at the 8% level. Chinalco remains the largest shareholder in Chalco. As part of the strategic alliance, Alcoa and Chalco also agreed that they would enter into a Sino-foreign joint venture at Chalco’s facility in Pingguo. Pingguo is one of the most efficient alumina and aluminum production facilities in China and is located in the Guangxi region. The Pingguo joint venture would be owned 50% by Alcoa and 50% by Chalco. Alcoa would transfer management, operational and technical expertise, and best practices to the Pingguo joint venture. The parties continue to work diligently on terms of their joint venture and to obtain the necessary government approvals.

Elkem Aluminium ANS. This Norwegian partnership is owned 50% by Alcoa and 50% by Elkem AS, one of Norway’s largest industrial companies and a leading supplier of metals and materials, with Elkem as managing partner. The partnership is the second largest aluminum producer in Norway and operates two smelters: Mosjøen and Lista. These facilities supply extrusion billets, rolling ingots and foundry ingots to leading rolling mills, extrusion plants and foundries in Europe. In 2005, Alcoa sold its 46.5% investment in Elkem ASA in response to a tender offer from Orkla ASA. This transaction closed in the second quarter of 2005.

In 2005, Alcoa restructured the following joint ventures and investments:

Alcoa Bohai Aluminum Industries Company Limited. In October 2005, Alcoa inaugurated a restructured joint venture with China International Trust & Investment (CITIC), its equity partner, which will produce aluminum rolled products in Qinghuangdao, China. Alcoa is the managing partner in the new venture, holding a 73% stake, with CITIC holding a 27% stake. The joint venture will operate existing aluminum cold rolling and foil facilities and will undertake a major expansion, which will include a hot rolling mill and related equipment.

Alcoa Closure Systems International (Tianjin) Co., Ltd. Alcoa Closure Systems International (Tianjin) Co., Ltd. was established in 1994 to produce plastic closures for beverages. In December 2005, Alcoa purchased the remaining 30% interest in the Tianjin joint venture previously owned by its partner China Suntrust Investment Group Co., Ltd. CSI Tianjin is now a wholly-owned subsidiary.

Alcoa Fujikura Ltd. Alcoa Fujikura Ltd. (AFL) was a global joint venture headquartered in Franklin, Tennessee, owned 51% by Alcoa and 49% by Fujikura Ltd., which produced and marketed electronic and electrical distribution systems for the automotive industry, as well as fiber optic products and systems for selected electric utilities, telecommunications, cable television and datacom markets. AFL subsidiaries provided EF&I (engineer, furnish and install) services to the telecom and CATV industries. In 2005, Alcoa and Fujikura terminated the joint venture by way of a share exchange in which Fujikura exchanged all of its shares in AFL for all of the shares in a new telecommunications entity, including cash. As a result, Fujikura obtained complete ownership of the AFL telecommunications business and Alcoa obtained complete ownership of AFL, which continues to operate the automotive business described above.

Alcoa (Shanghai) Aluminum Products Co., Ltd. Alcoa (Shanghai) Aluminum Products Co., Ltd. is now owned 100% by Alcoa. In June 2005, Alcoa purchased the remaining 40% interest in this joint venture then owned by its partner, Shanghai Light Industrial Equipment (Group) Company, Ltd. (SLIEC). Alcoa and SLIEC established the joint venture in 1995 to produce foil products primarily for pharmaceutical and other packaging applications in China. It produces aluminum foil products in Shanghai, China.

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

The company also has a number of domestic and international registered trademarks that have significant recognition at the consumer level, and others that have significant recognition within the markets that are served. Examples include Alcoa and the Alcoa Symbol for aluminum products, Howmet metal castings, Huck® fasteners, Kawneer building panels, Dura-Bright® surface treatments, Presto® storage bags, Cut-Rite® wax paper, Baco® household wraps, Reynolds® plastic wrap and Reynolds Wrap® aluminum foil. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions

Alcoa is the world’s leading producer of alumina, primary aluminum and fabricated aluminum. Alcoa is subject to highly competitive conditions in all aspects of its aluminum and nonaluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials — such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; steel, plastics and glass for packaging applications; and wood and vinyl for building and construction applications — aluminum’s diverse characteristics, particularly its light weight, recyclability and flexibility, are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition and brand loyalty also play a role.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its businesses and at the Alcoa Technical Center near Pittsburgh, Pennsylvania. Expenditures for R&D activities were $194 million in 2005, $182 million in 2004 and $190 million in 2003.

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

During 2005, the company continued work on new developments in inert anode technology and the pursuit of patent protection in jurisdictions throughout the world related to these advanced technologies. Progress has been successful in many respects as a result of anode assembly testing, although there remain technical and cost targets to overcome. Technical targets include improvement of anode life, optimization of pot operating conditions and maintenance of metal purity. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use.

Environmental Matters

Information relating to environmental matters is included in three areas of the Annual Report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Environmental Matters” on pages 34 and 35, in Note A to the financial statements under the caption “Environmental Expenditures” on page 47 and in Note Y to the financial statements on pages 64 and 65.

Employees

Total worldwide employment at year-end 2005 was 129,000 people.

On May 31, 2006, the master labor agreement between Alcoa and the United Steelworkers (USW) covering 15 locations in the United States and about 9,000 employees is scheduled to expire. The parties will negotiate in May with the intent of reaching a new long-term agreement. To the extent a new long-term agreement is not reached, a work stoppage at some or all of the plants could begin on June 1, 2006.

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

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this report and in Management’s Discussion and Analysis in the Annual Report, the following are some of the important factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

Alcoa is subject to cyclical fluctuations in LME prices, economic conditions generally, and aluminum end-use markets.

Alcoa is the world’s leading producer of primary aluminum, fabricated aluminum, and alumina. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Although Alcoa uses contractual arrangements with customers, as well as forward, futures and options contracts, to manage its exposure to the volatility of LME-based prices, and is product and segment diversified, Alcoa’s results of operations could be affected by material adverse changes in economic or aluminum industry conditions generally or in the markets served by Alcoa, including the transportation, building and construction, distribution, packaging, industrial gas turbine and other markets.

Alcoa’s operations consume substantial amounts of energy; profitability may decline if energy costs rise or if energy supplies are interrupted.

Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;

•	significant increases in natural gas prices;

•	unavailability of electrical power due to droughts;

•	interruptions in energy supply due to equipment failure or other causes; or

•	curtailment of one or more refineries or smelters due to inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms.

Alcoa’s profitability could be adversely affected by increases in the cost of raw materials.

Alcoa’s results of operations will be affected by increases in the cost of raw materials, including caustic soda, calcined petroleum coke and resins, in addition to energy. Alcoa may not be able to offset fully the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs.

Union disputes and other employee relations issues could adversely affect Alcoa’s financial results.

Some of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. At the end of May 2006, the master labor agreement between Alcoa and the USW covering 15 locations in the United States and about 9,000 employees is scheduled to expire. Alcoa may not be able to satisfactorily renegotiate this or other collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Any such work stoppages could have a material adverse effect on our financial results.

Alcoa may not be able to successfully implement its growth strategy.

Alcoa has an organic growth strategy focused on its “upstream” businesses. Significant expansion projects are in various stages of development or negotiation in Australia, Brazil, Ghana, Guinea, Iceland, Jamaica, Suriname and Trinidad. These projects may not be completed or may be completed at higher cost than expected due to shortages of labor or materials, inability to obtain energy sources at competitive rates, inability to negotiate favorable contracts, inability to finance the construction of projects at favorable rates of interest, political unrest, regulatory developments and commercial risks, including but not limited to adverse developments in the global supply and demand for alumina and aluminum.

As part of its strategy for growth, Alcoa has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to Alcoa or that targeted completion dates will be met.

Alcoa’s operations are exposed to business and operational risks, changes in conditions and events beyond its control in the countries in which it operates.

Alcoa has investments, activities and expansion projects in numerous countries outside the U.S. and in emerging markets, including Australia, Brazil, China, Ghana, Guinea, Iceland, India, Jamaica, Korea, Mexico, Russia, Suriname and Trinidad. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa’s results of operations.

Alcoa is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which it operates.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries in which Alcoa operates, could affect its revenues, expenses and results of operations. In particular, lower valuation of the U.S. dollar against other currencies, particularly the Canadian dollar, Euro, and Australian dollar, may affect profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.

Alcoa faces significant price competition from other aluminum producers and end-use markets for certain Alcoa products that are highly competitive, such that customers may be willing to accept substitutes for products sold by Alcoa.

The markets for most aluminum products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics, composites, and glass, among others, for various applications in Alcoa’s key markets. See also “Competitive Conditions” above. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products, or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations.

Alcoa could be adversely affected by changes in the business or financial condition of a significant customer or customers.

A significant downturn in the business or financial condition of a key customer or customers supplied by Alcoa could affect Alcoa’s results of operations in a particular period. If Alcoa is not successful in replacing business lost from such customers, profitability may be adversely affected.

Alcoa may not be able to successfully implement its productivity and cost-reduction initiatives.

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

Alcoa may not be able to successfully develop and implement new technology initiatives.

Alcoa is working on new developments in advanced smelting process technologies, including inert anode technology. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

Alcoa is subject to a broad range of environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws.

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

Alcoa may be exposed to significant legal proceedings, investigations or changes in law.

Alcoa’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations or significant legal proceedings or investigations adverse to Alcoa, including product liability, safety and health and other claims.

Alcoa could be required to make additional contributions to its defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

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

Unexpected events may increase Alcoa’s cost of doing business or disrupt Alcoa’s operations.

Unexpected events, including fires or explosions at facilities, natural disasters such as the Gulf Coast hurricanes in 2005, war or terrorist activities, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications, may increase the cost of doing business or otherwise impact Alcoa’s financial performance.

The above list of important factors is not all-inclusive or necessarily in order of importance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Alcoa has active plants and holdings under the following segments1 and in the following geographic areas:

ALUMINA

Bauxite: See the table and related text in the Bauxite Interests section on pages 4-5.

Alumina: See the table and related text in the Alumina Refining Facilities and Capacity section on pages 5-6.

PRIMARY METALS

See the table and related text in the Primary Aluminum Facilities and Capacity section on pages 7-9.

FLAT-ROLLED PRODUCTS

Sheet and Plate:	Australia:	2 locations.
	Europe:	10 locations in 7 countries.
	South America:	1 location.
	United States:	10 locations in 9 states.

Foil Products:	Asia:	4 locations in 1 country.
	Australia:	1 location.
	Europe:	1 location.
	South America:	1 location.
	United States:	2 locations in 2 states.

Can Reclamation:	Australia:	1 location.
	Netherlands:	1 location.
	United States:	2 locations in 1 state.

ENGINEERED	SOLUTIONS

Aerospace:	Asia:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	6 locations in 3 countries.
	United States:	19 locations in 13 states.

Automotive Components:	Asia:	1 location.
	Australia:	2 locations.
	Canada:	2 locations in 2 provinces.
	Europe:	3 locations in 3 countries.
	Mexico:	2 locations.
	South America:	1 location.
	United States:	11 locations in 9 states.

AFL Automotive:	Asia:	1 location.
	Canada:	1 location.
	Central America:	2 locations in 1 country.
	Europe:	12 locations in 8 countries.
	Mexico:	5 locations.
	South America:	1 location.
	United States:	7 locations in 3 states.

Castings:	Asia:	1 location.
	Canada:	3 locations in 2 provinces.
	Europe:	7 locations in 5 countries.
	Mexico:	1 location.
	South America:	1 location.
	United States:	15 locations in 10 states.

Auto Engineering:	Europe:	2 locations in 2 countries.
	United States:	4 locations in 3 states.

Fasteners:	Asia:	1 location.
	Australia:	1 location.
	Europe:	10 locations in 4 countries.
	Mexico:	1 location.
	United States:	10 locations in 6 states.

EXTRUDED AND END PRODUCTS

Extrusion, Tube:	Europe:	14 locations in 6 countries.
	South America:	3 locations in 1 country.
	United States:	16 locations in 15 states.

Rolling Facilities:	Europe:	2 locations in 2 countries.
	United States:	3 locations in 3 states.

Architectural Extrusions:	Africa:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	17 locations in 9 countries.
	South America:	5 locations in 2 countries.
	United States:	11 locations in 10 states.

Home Exteriors:	United States:	6 locations in 6 states.

PACKAGING AND CONSUMER

Consumer Products:	Canada:	1 location.
	Europe:	3 locations in 2 countries.
	United States:	10 locations in 7 states.

Flexible Packaging:	Asia:	1 location.
	Europe:	1 location.
	United States:	8 locations in 6 states.

Closures:	Africa: Asia:	1 location. 4 locations in 3 countries.
	Canada:	1 location.
	Central America:	1 location.
	Europe:	5 locations in 5 countries.
	India:	1 location.
	Indonesia:	1 location.
	Mexico:	2 locations.
	Middle East:	1 location.
	South America:	7 locations in 6 countries.
	United States:	5 locations in 5 states.

Foodservice Packaging:	Canada:	3 locations in 2 provinces.
	United States:	10 locations in 9 states.

Polymerization and Extrusion:	Europe:	1 location.
	United States:	4 locations in 4 states.

[1]	Facilities that serve multiple product categories may be listed in more than one segment.

Alcoa’s corporate center is located at 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858. Alcoa’s principal office is located at 390 Park Avenue, New York, New York 10022-4608.

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

Environmental Matters

Alcoa is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA) or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The company has committed to participate, or is engaged in negotiations with federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites.

As previously reported, since 1989 Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In early 2002, Alcoa submitted a revised Analysis of Alternatives Report to EPA. This Report identified potential remedial actions related to PCB contamination of the river, including additional remedial alternatives that may be required by EPA. It also reflected certain recent studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. The range of costs associated with the remedial alternatives evaluated in the 2002 Report was between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Because the selection of the $2 million alternative (natural recovery) was considered remote, the company adjusted the reserve for the Grasse River in 2002 to $30 million representing the low end of the range of possible alternatives, as no single alternative could be identified as more probable than the others. In June 2003, based on then recent river observations, EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup so that it could be factored into the range of remedial alternatives being considered. The results of these additional studies, submitted in a report to EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. Those evaluations were submitted to EPA along with a proposal to perform additional pilot remedial studies in the river. In May 2004, EPA approved Alcoa’s proposed Remedial Options Pilot Study (ROPS) that includes sediment removal and capping, the installation of an ice control structure, and significant monitoring. At the same time, Alcoa adjusted the reserve for the river to include the $35 million estimated cost of the ROPS, in addition to the $30 million previously reserved. Most of the construction work for the ROPS was completed in 2005 with monitoring proposed for 2006. The findings will be incorporated into a revised Analysis of Alternatives Report that is expected to be submitted in 2007. EPA will use this information to develop a remedy for the river. With the exception of the natural recovery remedy, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the ROPS are necessary to revise the scope and estimated cost of many of the current alternatives. EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time EPA’s Record of Decision is issued, which is expected in 2008 or later.

As previously reported, in May through October 2002, eleven lawsuits were filed against Reynolds Metals Company (Reynolds) and Alcoa in the District Court of Wharton County, Texas and one in the United States District Court, Southern District of Texas, Victoria Division. The lawsuits seek to recover damages relating to the presence of trichloroethylene in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. Three of the cases were later dismissed, and all except one of the remaining cases were consolidated into a single case in the District Court of Wharton County, Texas. Bon L Campo Limited Partnership and its parent, Tredegar Corporation, operators of the plant from 1997-2000, have also been listed among the defendants in some of the lawsuits, and Reynolds brought its predecessor in interest, Whittaker Corporation, into the litigation. The only significant personal injury claim was settled in 2003. Alcoa, on behalf of itself, Reynolds, a Reynolds subsidiary, Bon L Campo LP, and Tredegar, has settled the claims of nearly all remaining plaintiffs whose property is affected by the groundwater, including through the installation and operation of an extension of the City of El Campo water system using funds provided by Alcoa.

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation

(Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaint and moved the case to the penalty phase. The Court rejected Howmet’s interlocutory appeal of this decision on May 16, 2005. On September 2, 2005, EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld and Howmet appealed the administrative Court’s decision to the Environmental Appeals Board on September 28, 2005. Howmet is awaiting a decision from the Environmental Appeals Board.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina LLC facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various clean-up and remediation efforts were undertaken by or on behalf of St. Croix Alumina LLC. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the St. Croix Alumina LLC facility. The suit, which has been removed to the District Court of the Virgin Islands, names St. Croix Alumina LLC, Alcoa Inc. and Glencore Ltd. as defendants, and in August 2000 was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium and other substances. The reports go on to claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. Alcoa’s and St. Croix Alumina LLC’s motion to decertify the plaintiff class is pending. Alcoa and St. Croix Alumina LLC have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and St. Croix Alumina LLC and has a pending motion to dismiss.

As previously reported, in 2001 and 2002, two companion lawsuits were filed in the Court of Lafayette County, Arkansas on behalf of nearly 400 current or former residents of the City of Stamps, Arkansas, the City of Stamps and former employees of Red River Aluminum, Inc. (RRA), a dross processor. The 2001 action was transferred to Miller County, Arkansas. The suits named 12 defendants (including Alcoa, Alumax Inc. (Alumax) and Reynolds) that sent dross to RRA for processing. Plaintiffs filed claims for personal injuries and property damage and alleged that the defendants violated Arkansas environmental statutes relating to the alleged contamination associated with RRA’s operations in Stamps. The 2001 action was settled in May 2004. The cost of the settlement was previously reserved and was not material to Alcoa. The 2002 action was dismissed, without prejudice, at the request of plaintiffs in June 2004. In June 2004, the City of Stamps withdrew its claims, without prejudice. In June 2005, the City of Stamps filed a lawsuit in the U.S. District Court for the Western District of Arkansas (El Dorado Division). The suit is almost identical to its

2002 suit in state court that was withdrawn. The new suit names 16 defendants (including Alcoa, Alumax and Reynolds). The defendants in this case are aluminum manufacturers and processors who sent aluminum dross and scrap aluminum to RRA in order to recover aluminum within these materials. This secondary smelting process generates salt cake, which was left in 30-foot high mounds covering 8 to 10 acres of the RRA site. RRA was saving the salt cake with the belief that it could extract additional, usable aluminum from the material and sell it on the open market. In addition, the City of Stamps named the Arkansas Department of Environmental Quality, and the Arkansas Commissioner of State Lands, Arkansas State Land Office, as “Necessary Parties.” The City of Stamps alleges that these entities are necessary parties because they hold title and control access to the RRA site, respectively. The City of Stamps is alleging violation of the Arkansas Solid Waste Management Act and other causes of action (negligence, nuisance and trespass). In addition, the City of Stamps is seeking injunctive relief for remediation of the site as well as compensatory and punitive damages. Alcoa responded to the City of Stamps complaint in August 2005. In October 2005, the City of Stamps filed an amended complaint that includes a count under the Resource Conservation and Recovery Act. Alcoa responded to the amended complaint in November 2005. Discovery conducted in the predecessor actions will be utilized in the City of Stamps matter. Any result of this suit is at this time neither estimable nor probable. No trial date has been set.

As previously reported, the issuance of an Environmental Operating Permit (“EOP”) for the 346,000 mtpy Fjarðaál Project in Iceland was based upon a comparison study of the former Norsk Hydro 420,000 mtpy Reyðarál environmental impact assessment (“Comparison Study”). In early 2004, a third party challenged the Icelandic Planning Agency’s procedures in that regard, maintaining that the Ministry of the Environment should have required a full environmental impact assessment (EIA) be undertaken for the Fjarðaál Project, rather than making a decision based upon the Comparison Study prior to issuance of the EOP. In January 2005, an Icelandic District Court found, in part, in favor of the plaintiff’s position. The Icelandic government, the plaintiff and Fjarðaál all filed appeals from the ruling to the Icelandic Supreme Court. On June 9, 2005, the Icelandic Supreme Court upheld the decision of the Icelandic District Court, and found that a new EIA, rather than the Comparison Study, should have been conducted. At the same time, the Icelandic Supreme Court dismissed plaintiff’s claims that the EOP should be invalidated. Alcoa is in the process of performing a new EIA. Alcoa is working with the Municipality and the Government to ensure the continued issuance of building permits to enable project construction to continue on the current schedule. Alcoa expects the new EIA process to be completed by mid-2006.

As previously reported, in May 2005, Alcoa World Alumina LLC and St. Croix Alumina LLC. were among the defendants listed in a lawsuit brought by the Commissioner of the Department of Planning and Natural Resources, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by St. Croix Alumina from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Quebec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitee, Societe Canadienne de Metaux Reynolds Limitee and Canadian British Aluminum in the Superior Court of Quebec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. If allowed to proceed as a class action, plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. The company intends to defend this action vigorously.

On December 5, 2005, Alcoa received service of a lawsuit filed in the United States District Court for the Northern District of New York and styled as Margaret George, et al., v. General Motors Corporation and Alcoa Inc., Docket No. 05-CV-1482. The complaint alleges personal injury and damages arising from exposure to PCB released from the defendants’ industrial facilities in Massena, New York, and seeks certification of a class of plaintiffs comprised of individual Mohawk Indians residing on the Akwesane Territory, a Mohawk Indian Reservation, situated along the St. Lawrence River in the United States and Canada. The suit alleges that approximately 12,000 individuals reside on the reservation. The company is investigating the allegations.

Other Matters

As previously reported, along with various asbestos manufacturers and distributors, Alcoa and its subsidiaries as premises owners are defendants in several hundred active lawsuits filed on behalf of persons alleging injury predominantly as a result of occupational exposure to asbestos at various company facilities. In addition, an Alcoa subsidiary company has been named, along with a large common group of industrial companies, in a pattern complaint where the company’s involvement is not evident. Since 1999 several thousand such complaints have been filed. To date, the subsidiary has been dismissed from almost every case that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa believes that between its reserves and insurance it is adequately covered for its known asbestos exposure related liabilities. The costs of defense and settlement have not been and are not expected to be material to the financial condition of the company.

As previously reported, in 2002, Alcoa discovered that a former Reynolds distribution business sold approximately 750,000 pounds of aluminum plate made by unrelated companies for use in the Northwest maritime industry that is not suitable for that use. Reynolds notified the U.S. Coast Guard of the issue and worked cooperatively with it to identify and notify customers of the defective metal. An inspection process was employed to evaluate the identified metal and permit remedial efforts and settlements with affected boat builders and owners. All of the lawsuits previously filed by ship owners or operators have been resolved. As of the fourth quarter of 2005, all boats for which potential claims were anticipated have been identified and resolutions have been agreed to. During 2004, Alcoa reached resolution of a coverage suit with one of its carriers and used a portion of the proceeds to establish a reserve to cover the expected remaining claims. A suit has been filed against the manufacturers and sellers of the material.

As previously reported, during the first quarter of 2005, in the context of an informal investigation being conducted by the staff of the Securities and Exchange Commission (SEC) relating to certain trade payables financing, the company received a request for the voluntary provision of documents and related information concerning the classification and disclosure of certain trade accounts payable transactions for periods beginning after December 31, 2002 that involve, directly or indirectly, an intermediary. The SEC staff has advised the company that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. During the second quarter of 2005, Alcoa completed its production of documents and information in response to the SEC’s request. The company has had no further contact from the SEC since that time.

As previously reported, in May 2005 Alcoa was served with a Federal Grand Jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The DOJ is investigating possible criminal violations of the antitrust laws and related matters concerning the aluminum fluoride industry. Aluminum fluoride is used in the process of smelting aluminum in all of the company’s smelters worldwide. The company produces aluminum fluoride for internal use and third party sales. The company also purchases aluminum fluoride from others and is a net purchaser. Antitrust authorities in Canada and Australia have also made inquiries to the company. The company is cooperating with all three authorities in their respective investigations and has largely completed production of requested documents and has filed narrative answers to all questions posed.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2005.

Item 4A. Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 17, 2006 are listed below.

Alain J. P. Belda, 62, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997. Mr. Belda and Ricardo E. Belda, Executive Vice President, are brothers.

Ricardo E. Belda, 61, Executive Vice President – Alcoa and Group President, Global Extruded and End Products. Mr. Belda was named to his current position in May 2005. He was named Executive Vice President – European Region in October 2004. He was elected Executive Vice President – Alcoa and Group President, Alcoa Europe in November 2001. He was named President – Alcoa Europe in March 2000 and elected a Vice President of Alcoa in May 2000. He was named President of Alcoa Nederland B.V. in 1995 and assumed responsibility for Extrusions and End Products for all of Europe in 1997.

William F. Christopher, 51, Executive Vice President – Alcoa and Group President, Alcoa Aerospace, Automotive and Commercial Transportation. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also led the customer and marketing initiatives for growth for the company until January 2006. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Ruth J. Mack, 51, Vice President – Alcoa and Group President, Packaging and Consumer Products. Ms. Mack was elected to her current position in November 2004. She joined Alcoa in May 2000 as President of Alcoa Consumer Products following Alcoa’s merger with Reynolds Metals Company. She was vice president and general manager of Reynolds Consumer Products from April 1999 to May 2000.

Charles D. McLane, Jr., 52, Vice President and Corporate Controller. Mr. McLane was elected to his current position in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Joseph C. Muscari, 59, Executive Vice President and Chief Financial Officer. Mr. Muscari was elected to his current position effective January 2006. He previously served as Executive Vice President – Alcoa and Group President, Rigid Packaging, Foil and Asia since October 2004. He was elected an Alcoa Executive Vice President in 2002. He was named Group President of Asia and Latin America in 2001. In 1997, he was elected Vice President, Audit and subsequently added responsibility as Vice President of Environment, Health & Safety, Audit and Compliance.

Lawrence R. Purtell, 58, Executive Vice President and General Counsel; Chief Compliance Officer. Mr. Purtell joined Alcoa as Executive Vice President and General Counsel in November 1997. He became Chief Compliance Officer in April 2002.

Bernt Reitan, 57, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Reitan was named Group President, Global Primary Products in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, Alcoa Primary Products in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a 20-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

Paul D. Thomas, 49, Executive Vice President – Alcoa, with responsibility for People, ABS and Culture. Mr. Thomas was named to the new position responsible for People, ABS and Culture in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, North American Fabricated Products in January 2003. He was named President of Alcoa Mill Products in 2001 and President of Alcoa’s Engineered Products business in January 1998. He was elected a Vice President of Alcoa in September 1998.

Helmut Wieser, 52, Executive Vice President – Alcoa and Group President, Global Rolled Products, Hard Alloy Extrusions and Asia. Mr. Wieser was elected an Alcoa Executive Vice President in November 2005 and was named Group President, Global Rolled Products, Hard Alloy Extrusions and Asia at that time. Mr. Wieser was named Group President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, retirement, resignation or removal.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Dividend per share data, high and low prices per share, the principal exchanges on which the company’s common stock is traded, and the estimated number of holders of common stock are set forth on page 72 of the Annual Report and are incorporated by reference.

c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2005	27,896	$29.90	—	30,534,282
February 1 - February 28, 2005	36,227	31.60	—	30,534,282
March 1 - March 31, 2005	—	—	—	30,534,282

Total for quarter ended March 31, 2005	64,123	30.86	—	30,534,282

April 1 - April 30, 2005	—	—	—	30,534,282
May 1 - May 31, 2005	10,952	27.18	—	30,534,282
June 1 - June 30, 2005	—	—	—	30,534,282

Total for quarter ended June 30, 2005	10,952	27.18	—	30,534,282

July 1 - July 31, 2005	—		—	30,534,282
August 1 - August 31, 2005	11,977	28.50		30,534,282
September 1 - September 30, 2005	—	—	—	30,534,282

Total for quarter ended September 30, 2005	11,977	28.50	—	30,534,282

October 1 - October 31, 2005	2,556,328	22.66	2,554,000	27,980,282
November 1 - November 30, 2005	3,136	25.89	—	27,980,282
December 1 - December 31, 2005	1,800,562	28.33	1,780,000	26,200,282

Total for quarter ended December 31, 2005	4,360,026	25.00	4,334,000	26,200,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 6. Selected Financial Data.

The comparative table showing selected financial data for the company is on page 24 of the Annual Report and is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s review and comments on the consolidated financial statements are on pages 25 through 39 of the Annual Report and are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on pages 33 through 34 of the Annual Report and is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

The company’s consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent auditors are on pages 41 through 66 of the Annual Report and are incorporated by reference.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 40 of the Annual Report and is incorporated by reference.

(c) Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is on page 41 of the Annual Report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Alcoa is currently evaluating the impact on its internal control over financial reporting for the following matters.

      Alcoa acquired two fabricating facilities located in the Russian Federation in January 2005.

      Alcoa acquired the Alcoa Bohai Aluminum Industries Company Limited joint venture in October 2005.

Item 9B. Other Information.

On February 17, 2006, Alcoa’s Board of Directors amended the company’s by-laws to specify that the principal office of the company shall be in the City of New York, New York rather than Pittsburgh, Pennsylvania.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Corporate Governance – Committees of the Board – Audit Committee”, “Nominating Candidates for Election to the Board” and “Item 1 – Election of Directors” and in note (6) to the Summary Compensation Table of the Proxy Statement and is incorporated by reference.

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

The company’s Code of Ethics for the CEO, CFO and Other Financial Professionals is publicly available on the company’s Internet website at http://www.alcoa.com under the section “About Alcoa - Corporate Governance.” The remaining information required by Item 406 of Regulation S-K is contained under the captions “Corporate Governance” and “Corporate Governance – Business Conduct Policies and Code of Ethics” of the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Director Compensation”, “Executive Compensation”, and “Alcoa Stock Ownership and Performance – Stock Performance Graph” of the Proxy Statement. Such information (other than the Stock Performance Graph and the Compensation and Benefits Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	91,217,353[1]	$33.50	41,736,171[2]
Equity compensation plans not approved by security holders[3,4]	0	0	0

Total	91,217,353[1]	$33.50	41,736,171[2]

[1]	Includes the 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP), Alcoa Stock Incentive Plan (approved by shareholders in 1999) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:
•	88,571,663 stock options
•	2,106,206 stock awards
•	539,484 performance share awards (470,616 granted at target)
[2]	The 2004 ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, contingent stock, performance shares and performance units and stock or other awards. The shares that remain available for issuance under the 2004 ASIP may be issued in connection with any one of these awards. Included in the 2004 ASIP approved plan were additional share reserves of 30 million stock options and stock appreciation rights and 10 million for other awards. In addition, the 2004 ASIP provides the following are available to grant under the 2004 ASIP: (i) shares subject to awards under the 2004 ASIP or prior plan that are forfeited, settled for cash, expire or otherwise terminate without issuance of shares and (ii) shares tendered in payment of the purchase price of an option award under the 2004 ASIP or prior plan or tendered or withheld to pay required withholding taxes. Table amounts are comprised of the following:
•	32,412,361 stock options and stock appreciation rights
•	9,323,810 other awards
[3]	In connection with its acquisitions of Alumax, Cordant Technologies Inc., Howmet and Reynolds, Alcoa assumed stock options outstanding under these companies’ stock option plans. An aggregate of 6,275,641 shares of Alcoa common stock are to be issued upon exercise of the outstanding options. The options have a weighted average exercise price of $28.49. No grants of stock options under these plans have been made since the year of Alcoa’s acquisition of the particular company, nor will any such grants be made in the future.
[4]	The Alcoa Fee Continuation Plan for Non-Employee Directors, adopted in 1990, provided fee continuation payments for persons who met a minimum service requirement as a non-employee director. Each of the ten eligible participants receives (or will receive) such cash and stock payments for life upon retirement from the Board based upon the cash retainer fee for directors and an annual stock grant under the company’s former Stock Plan for Non-Employee Directors. In 1995, the Board froze future annual payments to eligible directors at a maximum of $30,000 and 2,000 shares (or a lesser proportion based on service). The Plan was otherwise terminated at that time. Alcoa’s practice has been to use treasury shares for such share payments. All current fees and other compensation for directors are outlined under the caption “Director Compensation” of the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership and Performance – Stock Ownership of Certain Beneficial Owners” and “ - Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is contained under the captions “Corporate Governance – Transactions with Directors’ Companies”, “Executive Compensation – Change in Control Plan” and “Executive Compensation – Severance Agreements” of the Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2 – Proposal to Ratify the Independent Auditor – Audit and Non-Audit Fees” and “- Policy on Pre-Approval of Audit Services” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures Adopted by the Audit Committee for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 41 through 65 of the Annual Report and are incorporated by reference.

(2) The following report and schedule should be read with the company’s consolidated financial statements in the Annual Report:

Report of PricewaterhouseCoopers LLP dated February 17, 2006 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2005, 2004 and 2003.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2005, 2004 and 2003.

(3) Exhibits

Exhibit Number	Description*
3(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2000.

3(b).	By-Laws of the Registrant as amended.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa and J. P. Morgan Trust Company, N.A. (formerly Chase Manhattan Trust Company, N.A.), as successor Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K dated November 28, 2001.

10(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated November 28, 2001.

10(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K dated November 28, 2001.

10(f).	Five-Year Revolving Credit Agreement, dated as of April 22, 2005, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K dated April 25, 2005.

10(g).	Five-Year Revolving Credit Agreement, dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10(g)(1).	Amendment Agreement dated as of April 22, 2005 in respect of the Five-Year Revolving Credit Agreement dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Current Report on Form 8-K dated April 25, 2005.

10(h).	Revolving Credit Agreement (Five-Year), dated as of April 25, 2003, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10	(h)(1).	Amendment Agreement dated as of April 22, 2005 in respect of the Revolving Credit Agreement (Five-Year) dated as of April 25, 2003, incorporated by reference to exhibit 10(c) to the company’s Current Report on Form 8-K dated April 25, 2005.

10	(i).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(i)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(i)(2).	Amendments to Alcoa Stock Acquisition Plan, effective January 1, 2005.

10	(j).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(j)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(j)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10	(k).	Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(k)(1).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(l).	Employees’ Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(l)(1).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2000, incorporated by reference to exhibit 10(d)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(l)(2).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2002, incorporated by reference to exhibit 10(l)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10	(m).	Employees’ Excess Benefit Plan, Plan D, as amended effective October 30, 1992, incorporated by reference to exhibit 10(e) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992 and exhibit 10(e)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(m)(1).	Amendments to Employees’ Excess Benefit Plan, Plan D, effective January 1, 2005.

10	(n).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10	(o).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(o)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(p).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(p)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(q).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(q)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(q)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(q)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(q)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(q)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(q)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005.

10	(r).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(s).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(t).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(u).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(v).	Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(v)(1).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2000, incorporated by reference to exhibit 10(q)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(w).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(x).	Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(x)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(x)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(x)(3).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2005.

10	(y).	Alcoa Inc. Change in Control Severance Plan, incorporated by reference to exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10	(z).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(aa).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(bb).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(cc).	Stock Option Award Rules Revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(dd).	Stock Awards Rules Effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(ee).	Performance Share Awards Rules Effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(ff).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated January 10, 2005.

10	(gg).	Global Pension Plan Effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(gg)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(gg)(2).	Amendments to Global Pension Plan, effective January 1, 2005.

10	(gg)(3).	Amendments to Global Pension Plan, effective December 1, 2005.

10	(hh).	Form of Executive Severance Agreement between Alcoa Inc. and Eligible Key Executives, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K dated December 23, 2004.

10	(ii).	Summary of Non-Employee Director Compensation effective January 1, 2005, incorporated by reference to exhibit 10(nn) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(jj).	Executive Financial Planning Program, incorporated by reference to exhibit 10(oo) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(kk).	Income Tax Preparation Program, incorporated by reference to exhibit 10(pp) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(ll).	Summary of named executive officer salary increases, effective July 1, 2005, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10	(mm).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(nn).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(oo).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(pp).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K dated November 16, 2005.

10(qq).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K dated November 16, 2005.

10(rr).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005.

10(ss).	Summary of Expatriate Benefit Arrangements.

10(tt).	Alcoa Non-Qualified Pension Plan for Senior Management, as amended through December 31, 2005.

10(uu).	Global Expatriate Employee Policy (pre-January 1, 2003).

12.	Computation of Ratio of Earnings to Fixed Charges.

13.	Portions of Alcoa’s 2005 Annual Report to Shareholders.

21.	Subsidiaries and Equity Entities of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit Nos. 10(i) through 10(uu) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alcoa Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 17, 2006 appearing in the 2005 Annual Report to Shareholders of Alcoa Inc. and its subsidiaries (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 17, 2006

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(in millions)

Col. A	Col. B	Col. C	Col. D		Col. E
	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts:
2005	$86	$13	$(2	)(A)	$17	(B)	$80
2004	$101	$13	$(0	)(A)	$28	(B)	$86
2003	$119	$10	$(3	)(A)	$25	(B)	$101

Income tax valuation allowance:
2005	$120	$(3)	$20	(A)	$10	(C)	$127
2004	$147	$0	$(1	)(A)	$26	(C)	$120
2003	$171	$1	$15	(A)	$40	(C)	$147

Notes:	(A)	Collections on accounts previously written off, acquisition/divestiture of subsidiaries and foreign currency translation adjustments.
	(B)	Uncollectible accounts written off.
	(C)	Related primarily to utilization of tax loss carryforwards.

The financial information of all prior periods has been reclassified to reflect discontinued operations and assets held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCOA INC.

February 17, 2006	By	/s/ Charles D. McLane, Jr.
Charles D. McLane, Jr.
Vice President and Corporate Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alain J. P. Belda	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 17, 2006
Alain J. P. Belda

/s/ Joseph C. Muscari	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2006
Joseph C. Muscari

Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Klaus Kleinfeld, James W. Owens, Henry B. Schacht, Franklin A. Thomas and Ernesto Zedillo, each as a Director, on February 17, 2006, by Donna C. Dabney, their Attorney-in-Fact.*

* By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact