Form 10-Q
period 2006-03-31
ALCOA INC
filed 2006-04-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2006, 870,100,615 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	March 31 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$459	$762
Receivables from customers, less allowances of $81 in 2006 and $80 in 2005	3,380	2,914
Other receivables	411	427
Inventories (J)	3,778	3,446
Fair value of derivative contracts	465	520
Prepaid expenses and other current assets	889	713

Total current assets	9,382	8,782

Properties, plants, and equipment, at cost	27,507	26,944
Less: accumulated depreciation, depletion, and amortization	14,016	13,787

Net properties, plants, and equipment	13,491	13,157

Goodwill	6,262	6,249
Investments	1,644	1,370
Other assets	4,115	4,090
Assets held for sale (H)	35	48

Total assets	$34,929	$33,696

LIABILITIES
Current liabilities:
Short-term borrowings	$370	$300
Commercial paper	1,672	912
Accounts payable, trade	2,691	2,659
Accrued compensation and retirement costs	946	1,102
Taxes, including taxes on income	867	874
Other current liabilities	1,325	1,460
Long-term debt due within one year	59	58

Total current liabilities	7,930	7,365

Long-term debt, less amount due within one year	5,226	5,279
Accrued pension benefits	1,533	1,500
Accrued postretirement benefits	2,090	2,105
Other noncurrent liabilities and deferred credits	1,919	1,823
Deferred income taxes	907	875
Liabilities of operations held for sale (H)	4	11

Total liabilities	19,609	18,958

MINORITY INTERESTS	1,391	1,365

COMMITMENTS AND CONTINGENCIES (K)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,810	5,720
Retained earnings	9,818	9,345
Treasury stock, at cost	(1,933)	(1,899)
Accumulated other comprehensive loss (L)	(746)	(773)

Total shareholders’ equity	13,929	13,373

Total liabilities and equity	$34,929	$33,696

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31
	2006	2005
Sales (M)	$7,244	$6,221

Cost of goods sold	5,459	4,933
Selling, general administrative, and other expenses	369	325
Research and development expenses	48	46
Provision for depreciation, depletion, and amortization	308	312
Restructuring and other charges (D)	1	45
Interest expense	92	78
Other income, net (F)	(35)	(36)

Total costs and expenses	6,242	5,703

Income from continuing operations before taxes on income	1,002	518
Provision for taxes on income (G)	282	190

Income from continuing operations before minority interests’ share	720	328
Less: Minority interests’ share	105	60

Income from continuing operations	615	268

Loss from discontinued operations (H)	(7)	(8)

NET INCOME	$608	$260

EARNINGS (LOSS) PER SHARE (I)
Basic:
Income from continuing operations	$.71	$.31
Loss from discontinued operations	(.01)	(.01)

Net income	$.70	$.30

Diluted:
Income from continuing operations	$.70	$.31
Loss from discontinued operations	(.01)	(.01)

Net income	$.69	$.30

Dividends paid per common share	$.15	$.15

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31
	2006	2005
CASH FROM OPERATIONS
Net income	$608	$260
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	309	315
Deferred income taxes	(4)	36
Equity income, net of dividends	(9)	(11)
Restructuring and other charges (D)	1	45
Provision for doubtful accounts	3	4
Loss from discontinued operations (H)	7	8
Minority interests	105	60
Stock-based compensation (B)	28	5
Other	1	(13)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(412)	(499)
Increase in inventories	(323)	(371)
Increase in prepaid expenses and other current assets	(86)	(53)
(Decrease) increase in accounts payable and accrued expenses	(295)	101
(Decrease) increase in taxes, including taxes on income	(43)	50
Cash paid on long-term aluminum supply contract	—	(93)
Pension contributions	(77)	(18)
Net change in noncurrent assets and liabilities	(26)	(54)

CASH USED FOR CONTINUING OPERATIONS	(213)	(228)
CASH USED FOR DISCONTINUED OPERATIONS	—	(11)

CASH USED FOR OPERATIONS	(213)	(239)

FINANCING ACTIVITIES
Net changes to short-term borrowings	69	63
Common stock issued for stock compensation plans	46	23
Repurchase of common stock	(60)	—
Dividends paid to shareholders	(131)	(131)
Dividends paid to minority interests	(115)	(72)
Net change in commercial paper	760	1,002
Additions to long-term debt	6	45
Payments on long-term debt	(5)	(61)

CASH PROVIDED FROM FINANCING ACTIVITIES	570	869

INVESTING ACTIVITIES
Capital expenditures	(592)	(347)
Acquisition of minority interests	(1)	(176)
Acquisitions, net of cash acquired	—	(257)
Sale of investments	—	206
Change in short-term investments and restricted cash	(59)	(7)
Additions to investments	(33)	(5)
Other	18	2

CASH USED FOR INVESTING ACTIVITIES	(667)	(584)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7	(6)

Net change in cash and cash equivalents	(303)	40
Cash and cash equivalents at beginning of year	762	457

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$459	$497

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation - The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position, and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes all disclosures required by accounting principles generally accepted in the United States of America.

B. Stock-Based Compensation – On January 1, 2006, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant. Alcoa has elected the modified prospective application method for adoption, and prior periods financial statements have not been restated. Prior to January 1, 2006, Alcoa accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Stock options under Alcoa’s stock-based compensation plans have been granted at not less than market prices on the dates of grant. Beginning in 2006, performance stock options were granted to certain individuals. The final number of options granted is based on the outcome of Alcoa’s annual return on capital results against the results of a comparator group of companies. However, an individual can earn a minimum number of options if Alcoa’s return on capital meets or exceeds its cost of capital. Stock option features based on date of original grant are as follows:

Date of original grant	Vesting	Term	Reload feature
2002 and prior	One year	10 years	One reload over option term

2003	3 years (1/3 each year)	10 years	One reload in 2004 for 1/3 vesting in 2004

2004 and forward	3 years (1/3 each year)	6 years	None

In addition to the stock options described above, Alcoa granted restricted stock units (stock awards) that vest in three years from the date of grant. Certain of these stock awards were granted with the same performance conditions described above for performance stock options.

The following table summarizes the total compensation expense recognized for all options and stock awards:

First quarter ended March 31	2006	2005
Compensation expense reported in income:
Stock option grants	$3	$—
Stock award grants	25	5

Total compensation expense before income taxes	28	5
Income tax benefit	8	2

Total compensation expense, net of income tax benefit	$20	$3

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options. As a result of the implementation of SFAS No. 123(R), Alcoa recognized additional compensation expense of $3 pre-tax. There were no stock-based compensation expenses capitalized in the first quarter of 2006 or 2005. Alcoa’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.”

First quarter ended March 31	2005
Net income, as reported	$260
Add: compensation expense reported in net income, net of income tax	—

Less: compensation expense determined under the fair value method, net of income tax	9

Pro forma net income	$251

Basic earnings per share:
As reported	$.30
Pro forma	.29
Diluted earnings per share:
As reported	$.30
Pro forma	.29

As of January 1, 2005, Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for future option grants. The fair value of each option is estimated on the date of grant or subsequent reload using the lattice pricing model with the following assumptions:

First quarter ended March 31	2006	2005
Weighted average fair value per option	$5.98	$6.18
Average risk-free interest rate	4.43-4.42%	2.65-4.20%
Expected dividend yield	2.0%	1.8%
Expected volatility	27-32%	27-35%
Expected annual forfeiture rate	3%	—
Expected exercise behavior	23%	32%
Expected life (years)	3.6	3.8

The range of risk-free interest rates is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Expected dividend yield is based on a five-year average. Expected volatility is based on historical and implied volatilities over the term of the option. Alcoa utilizes historical option exercise and forfeiture data to estimate expected annual pre- and post-vesting forfeitures. The expected exercise behavior assumption represents a weighted average exercise ratio of gains resulting from historical employee exercise behavior. The 2006 expected exercise behavior assumption is based on exercise patterns for grants issued from 2000 forward.

The activity for stock options is as follows: (shares in millions)

2006
Outstanding at January 1, 2006:
Number of options	88.6
Weighted average exercise price	$33.50
Granted:
Number of options	3.0
Weighted average exercise price	$28.95
Exercised:
Number of options	(2.0)
Weighted average exercise price	$22.46
Expired or forfeited:
Number of options	(3.3)
Weighted average exercise price	$36.87

Outstanding at March 31, 2006:
Number of options	86.3
Weighted average exercise price	$33.46

Aggregate intrinsic value	$123.60

Exercisable at March 31, 2006:
Number of options	83.2
Weighted average exercise price	$33.63

Aggregate intrinsic value	$119.70

The total intrinsic value of options exercised for the first quarter ended March 31, 2006, was $16. The cash received from exercises was $46 and the tax benefit realized was $5.

The following tables summarize certain stock option information at March 31, 2006: (shares in millions)

Options Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic Value
$ 4.38 - $12.15	0.2	1.01	$11.43	$3.90
$12.16 - $19.93	1.3	1.60	17.11	17.30
$19.94 - $27.71	12.3	5.40	22.44	93.10
$27.72 - $35.49	25.1	4.05	30.78	9.30
$35.50 - $45.59	47.4	3.81	38.28	—

Total	86.3	4.07	33.46	$123.60

Options Fully Vested and Exercisable

Range of exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic Value
$ 4.38 - $12.15	0.2	1.01	$11.43	$3.90
$12.16 - $19.93	1.3	1.60	17.11	17.30
$19.94 - $27.71	12.2	5.40	22.44	92.50
$27.72 - $35.49	22.1	3.81	31.03	6.00
$35.50 - $45.59	47.4	3.81	38.28	—

Total	83.2	4.00	33.63	$119.70

The following table summarizes the non-vested stock and performance options at March 31, 2006: (shares in millions)

Non-Vested Option Grants

	Number	Weighted average per option FMV

Non-vested at January 1, 2006	4.2	$5.51
Granted	3.0	5.98
Vested	(4.0)	5.48
Forfeited	(0.1)	5.55

Non-vested at March 31, 2006	3.1	5.99

The following table summarizes the non-vested stock and performance share awards at March 31, 2006: (shares in millions)

Non-Vested Awards

	Stock Awards	Performance Share Awards	Total	Weighted average FMV
Outstanding at January 1, 2006	2.1	0.5	2.6	$31.66
Granted	2.1	0.4	2.5	28.93
Forfeited	(0.1)	—	(0.1)	31.13
Performance share adjustment	—	(0.2)	(0.2)	29.54

Outstanding at March 31, 2006	4.1	0.7	4.8	30.37

As of March 31, 2006, there was $15 (pre-tax) and $83 (pre-tax) of unrecognized compensation expense related to non-vested stock option and stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 2.1 years. As of March 31, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2006	$41
2007	32
2008	25

Total	$98

Alcoa issues treasury shares for the exercise of employee stock options. As of March 31, 2006, 131 million shares of common stock were reserved for issuance under Alcoa’s stock-based compensation plans. Alcoa has a policy of repurchasing shares to cover the dilution associated with option exercises and expects to repurchase shares in an amount that approximates options exercised during 2006.

C. Recently Adopted Accounting Standards – Effective January 1, 2006, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry.” EITF 04-6 requires that stripping costs incurred during the production phase of a mine are to be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. Upon adoption, Alcoa recognized a cumulative effect adjustment in the opening balance of retained earnings of $3, representing the reduction in the net book value of post-production stripping costs of $8, offset by a related deferred tax liability of $3 and minority interests of $2.

D. Restructuring and Other Charges – In the first quarter of 2006, Alcoa recorded a net charge of $1 ($1 after tax and minority interests) for restructurings associated with previously approved restructuring programs.

For the full year 2005, Alcoa recorded charges of $295 ($192 after tax and minority interests) for restructuring and other items, resulting from the global realignment of Alcoa’s organization structure. The 2005 charges were comprised of the following components: $239 of charges for employee termination and severance costs associated with approximately 8,450 salaried and hourly employees, spread globally across the company; $88 related to asset impairments for structures, machinery, and equipment; and $16 for exit costs, consisting primarily of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term. Reversals of previously recorded layoff and other costs of $48 were primarily due to Alcoa’s decision to sell certain locations that it previously planned to shut down in 2005. The 2005 restructuring charges have been reclassified in 2006 to reflect the movement of the Hawesville, KY automotive casting facility to discontinued operations. Charges related to this facility consisted of asset impairments of $43 and a charge of $1 for employee termination and severance costs associated with 158 people. As of March 31, 2006, approximately 4,800 of the 8,450 employees associated with the 2005 restructuring program had been terminated. Cash payments of approximately $23 were made against these reserves in the first quarter of 2006. Restructuring and other charges are not included in the segment results.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2004	$25	$39	$64

2005:
Cash payments	(78)	(7)	(85)
2005 restructuring charges	239	6	245
Reversals of previously recorded restructuring charges	(48)	—	(48)

Reserve balances at December 31, 2005	$138	$38	$176

2006:
Cash payments	(22)	(1)	(23)
2006 restructuring charges	1	2	3
Reversals of previously recorded restructuring charges	(4)	—	(4)

Reserve balances at March 31, 2006	$113	$39	$152

For further details on the 2005 restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

E. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost follow.

	Pension benefits		Postretirement benefits
First quarter ended March 31	2006	2005	2006	2005
Service cost	$52	$52	$8	$8
Interest cost	154	154	50	54
Expected return on plan assets	(185)	(177)	(4)	(4)
Amortization of prior service cost	3	6	2	1
Recognized actuarial loss	32	23	13	15

Net periodic benefit cost	$56	$58	$69	$74

The net periodic benefit cost for postretirement benefits for the first quarter of 2006 and 2005 reflects a reduction of approximately $13 and $6, respectively, in each year. This reduction is related to the recognition of the federal subsidy under Medicare Part D. For further details on the Medicare Part D subsidy, see Note W to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

F. Other Income, Net

First quarter ended March 31	2006	2005
Equity income	$19	$35
Interest income	17	11
Foreign exchange gains (losses)	2	(5)
Other expense	(3)	(5)

	$35	$36

G. Income Taxes – The effective tax rate of 28.1% for the 2006 first quarter differs from the U.S. federal statutory rate of 35% due to income being taxed in lower rate jurisdictions. It also differs from the 2005 first quarter effective tax rate of 36.7% primarily due to the $43 income tax charge recorded in the first quarter of 2005 for previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA.

H. Discontinued Operations and Assets Held for Sale – In the first quarter of 2006, Alcoa reclassified the Hawesville, KY automotive casting facility to discontinued operations upon closure of the facility. The financial statements for all periods presented have been reclassified to reflect this business in discontinued operations. The operating results of this facility are not included in the Engineered Solutions segment.

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale/discontinued operations included the telecommunications business, a small casting facility in Europe, the flexible packaging business in South America, and the Hawesville, KY automotive casting facility. The imaging and graphic communications business and the protective packaging business were also included in the first quarter 2005 results.

In the first quarter of 2006, Alcoa recorded a loss of $7 (after tax and minority interests) in discontinued operations, consisting of operating losses of $4 and a loss of $3 related to the 2005 sale of the imaging and graphic communications business. In the first quarter of 2005, Alcoa recorded a loss of $8 (after tax and minority interests) in discontinued operations, consisting of: a loss of $8 in connection with the divestiture of its interest in the AFL telecommunications business; a $4 impairment charge to reflect the estimated fair value of the protective packaging business and a small casting facility in Europe; and net operating income of $4.

The following table details selected financial information for the businesses included within discontinued operations.

First quarter ended March 31	2006	2005
Sales	$14	$181

(Loss) gain from operations	(5)	6
Loss on sale of businesses	(4)	(12)
Loss from impairment	—	(4)

Total pretax loss	$(9)	$(10)
Benefit for taxes	2	—
Minority interests	—	2

Loss from discontinued operations	$(7)	$(8)

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	March 31, 2006	December 31, 2005
Assets:
Receivables	$24	$24
Inventories	3	7
Properties, plants, and equipment, net	8	14
Other assets	—	3

Total assets held for sale	$35	$48

Liabilities:
Accounts payable, accrued expenses, and other	$4	$11

Total liabilities of operations held for sale	$4	$11

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

First quarter ended March 31	2006	2005
Income from continuing operations	$615	$268
Less: preferred stock dividends	—	—

Income from continuing operations available to common shareholders	$615	$268

Average shares outstanding – basic	871	871
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	5	8

Average shares outstanding – diluted	876	879

Options to purchase 60 million and 63 million shares of common stock at average exercise prices of $37.00 were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

J. Inventories

	March 31, 2006	December 31, 2005
Finished goods	$1,142	$984
Work in process	1,143	1,032
Bauxite and alumina	545	486
Purchased raw materials	710	713
Operating supplies	238	231

	$3,778	$3,446

Approximately 46% of total inventories at March 31, 2006, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $941 and $872 higher at March 31, 2006, and December 31, 2005, respectively. The increase in the LIFO reserve resulted in a charge to cost of goods sold in the first quarter of 2006 of $69 ($45 after tax).

K. Commitments and Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or liquidity of the company.

Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. The Machadinho and Barra Grande projects have been completed.

Aluminio committed to taking a share of the output of the Machadinho project, completed in 2002, for 30 years at cost (including cost of financing the project). In the event that other participants in this project fail to fulfill their financial responsibilities, Aluminio may be required to fund a portion of the deficiency. In accordance with the agreement, if Aluminio funds any such deficiency, its participation and share of the output from the project will increase proportionately.

Barra Grande operations started up in November 2005 and full capacity was reached in February 2006. With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 38%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $161 and $152 at March 31, 2006 and December 31, 2005, respectively. Alcoa’s maximum exposure to loss on these completed projects is $487, which represents Alcoa’s investment and guarantees of debt.

In the first quarter of 2006, Aluminio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Aluminio to 38 megawatts of assured energy. The project will have total installed capacity of 1,087 megawatts and assured power of 589 megawatts. In September 2005, the consortium submitted the necessary plans to obtain the environmental installation license, which is expected to be issued in April 2006 with start-up construction anticipated in June 2006.

In 2004, Alcoa agreed to acquire a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia in exchange for an initial cash investment of $17, which was classified as an equity investment. Alcoa has made additional contributions of $23, including $4 in the first quarter of 2006, and committed to invest an additional $49 to be paid as the pipeline expands through 2008. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of power to Alcoa’s refineries in Western Australia. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP with the ability to terminate the agreement at its discretion. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $300.

L. Comprehensive Income

First quarter ended March 31	2006	2005
Net income	$608	$260
Changes in other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities	169	(8)
Unrealized translation adjustments	34	(87)
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations *	(141)	59
Net amount reclassified to income *	(35)	(16)

Net unrecognized (losses) gains on derivatives	(176)	43

Comprehensive income	$635	$208

*	Prior period amounts have been reclassified to conform to current period presentation.

M. Segment Information – Alcoa’s reportable segments, as reclassified for discontinued operations and assets held or sale, follow.

First quarter ended March 31, 2006	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales *	$628	$1,408	$1,940	$1,170	$1,360	$749	$7,255
Intersegment sales	555	1,521	49	23	—	—	2,148

Total sales	$1,183	$2,929	$1,989	$1,193	$1,360	$749	$9,403

Profit and loss:
Equity (loss) income	$(1)	$20	$—	$—	$—	$—	$19
Depreciation, depletion and amortization	43	96	50	30	40	31	290
Income taxes	93	197	26	2	37	5	360
ATOI	242	445	66	—	83	8	844

First quarter ended March 31, 2005

Sales:
Third-party sales *	$505	$1,089	$1,655	$1,037	$1,237	$708	$6,231
Intersegment sales	393	1,303	34	14	—	—	1,744

Total sales	$898	$2,392	$1,689	$1,051	$1,237	$708	$7,975

Profit and loss:
Equity (loss) income	$(1)	$18	$—	$—	$1	$1	$19
Depreciation, depletion and amortization	41	90	52	31	47	32	293
Income taxes	61	92	24	(2)	26	10	211
ATOI	161	225	75	10	61	16	548

*	The difference between the segment total and consolidated third-party sales is in Corporate.

The following reconciles segment information to consolidated totals.

First quarter ended March 31	2006	2005
Total ATOI	$844	$548
Impact of LIFO and intersegment profit adjustments **	24	(2)
Unallocated amounts (net of tax):
Interest income	11	7
Interest expense	(60)	(51)
Minority interests	(105)	(60)
Corporate expense	(89)	(69)
Restructuring and other charges	(1)	(30)
Discontinued operations	(7)	(8)
Other **	(9)	(75)

Consolidated net income	$608	$260

**	Prior periods corporate LIFO expense has been reclassified from “Other” to combine the total impact of inventory related items.

The following table details segment assets.

	March 31, 2006	December 31, 2005

Alumina	$4,457	$4,268
Primary Metals	9,095	8,566
Flat-Rolled Products	4,627	3,963
Extruded and End Products	2,483	2,218
Engineered Solutions	5,932	5,733
Packaging and Consumer	2,832	2,787

Total segment assets ***	$29,426	$27,535

***	The difference between the segment total and consolidated assets is in Corporate.

N. Reclassifications - Certain amounts have been reclassified to conform to current period presentation.

O. Subsequent Event - On April 13, 2006, Alcoa announced that, as part of the on-going strategic review of its businesses, it is exploring options to divest of its Alcoa Home Exteriors business. The business, which is part of the Extruded and End Products segment, manufactures and markets premium vinyl, metal, and injection-molded products for the residential construction and remodeling markets in the United States. Alcoa Home Exteriors has approximately 1,400 employees and had sales of approximately $600 in 2005. This business continues to be classified as held and used in the financial statements due to the preliminary stage of the divestiture process.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2006, and the related condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of Alcoa’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005 and the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005; and in our report dated February 17, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

April 26, 2006

*	This report should not be considered a “report” within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons [mt])

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note K to the Condensed Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2005. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Results of Operations

Selected Financial Data:

First quarter ended March 31	2006	2005
Sales	$7,244	$6,221
Income from continuing operations	615	268
Loss from discontinued operations	(7)	(8)
Net income	$608	$260

Earnings per common share:
Diluted – Income from continuing operations	$.70	$.31
Diluted – Net income	$.69	$.30

Shipments of aluminum products (mt)	1,359	1,289
Shipments of alumina (mt)	2,023	1,923

Alcoa’s average realized ingot price per metric ton	$2,534	$2,042
Average 3-month LME price per metric ton	$2,443	$1,887

Alcoa’s income from continuing operations for the 2006 first quarter was $615, or 70 cents per diluted share, compared with $268, or 31 cents per share, in the first quarter of 2005. The increase of 129% was principally due to higher realized prices for alumina and aluminum which rose 22% and 24%, respectively, in the 2006 first quarter, compared with the corresponding period of 2005. Results in 2006 were also favorably impacted by higher volumes in five of Alcoa’s six segments, as sales in the upstream businesses and in businesses serving the aerospace, distribution, building and construction, and commercial transportation markets increased. These positive impacts were partially offset by increased raw material and energy costs. The 2005 first quarter was negatively impacted by a $43 income tax impact on previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA and restructuring charges of $25.

Net income for the 2006 first quarter was $608, or 69 cents per share, compared with $260, or 30 cents per share, for the corresponding period of 2005. Discontinued operations included a loss of $7 in the first quarter of 2006, which consisted of operating losses of $4 and a loss of $3 related to the 2005 sale of the imaging and graphic communications business.

Sales for the first quarter of 2006 increased $1,023, or 16%, compared with the 2005 corresponding period. The increase in sales was driven by the following: higher realized prices for alumina and aluminum; higher prices in businesses serving the aerospace, building and construction, and commercial transportation markets; higher volumes in five of six segments; and increased sales related to metal purchased and subsequently resold. Partially offsetting these increases were unfavorable foreign currency exchange movements and the impact of the Eastalco smelter curtailment.

Cost of goods sold (COGS) as a percentage of sales was 75.4% for the first quarter of 2006, compared with 79.3% for the corresponding 2005 period. The largest factors in the improvement in this percentage were higher volumes and increased realized prices in conjunction with lower levels of energy and raw materials cost increases in the first quarter of 2006 compared with the 2005 first quarter.

Selling, general administrative, and other expenses (SG&A) increased $44 in the first quarter of 2006, compared with the corresponding period of 2005. The increase in the 2006 first quarter principally resulted from the recognition of expense related to stock-based compensation, as well as increased deferred compensation costs in 2006. SG&A as a percentage of sales decreased from 5.2% in the 2005 first quarter to 5.1% in the first quarter of 2006.

Restructuring and other charges resulted in a net charge of $1 ($1 after tax and minority interests), for restructurings associated with previously approved restructuring programs. In the first quarter of 2005, restructuring and other charges resulted in expense of $45 ($25 after tax and minority interests), consisting principally of $39 for employee termination and severance costs associated with 1,800 salaried and hourly employees (primarily in North America, Europe, and South America) and $7, primarily for asset write-downs. Approximately $23 of cash payments were made in the first quarter of 2006 related to prior year restructuring programs. Restructuring and other charges are not reflected in the segment results.

The pre-tax impact of allocating these amounts to the segment results would have been as follows:

First quarter ended March 31	2006	2005
Alumina	$—	$(2)
Primary Metals	—	(2)
Flat-Rolled Products	—	(4)
Extruded and End Products	(3)	(7)
Engineered Solutions	1	(17)
Packaging and Consumer	2	(12)

Segment total	—	(44)
Corporate	(1)	(1)

Total restructuring and other charges	$(1)	$(45)

Interest expense for the 2006 first quarter increased $14, or 18%, compared with the corresponding period in 2005, primarily due to higher average effective interest rates, somewhat offset by an increase in interest capitalized.

Other income remained relatively flat in the first quarter of 2006, as compared with the corresponding period of 2005. Equity income decreased $16 in the first quarter of 2006, primarily due to the 2005 sale of Alcoa’s interests in Elkem ASA and Integris Metals. This decrease was mostly offset by favorable foreign currency exchange movements, as the U.S. Dollar strengthened against the Australian Dollar and Brazilian Real, and an increase in interest income.

The effective tax rate of 28.1% for the 2006 first quarter differs from the U.S. federal statutory rate of 35% due to income being taxed in lower rate jurisdictions. It also differs from the 2005 first quarter effective tax rate of 36.7% primarily due to the $43 income tax charge recorded in the first quarter of 2005 for previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA.

Minority interests’ share of income from operations increased $45, or 75%, in the 2006 first quarter, as compared with the 2005 corresponding period. The increase was principally due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), as an increase in realized prices and higher volumes contributed to the increase in earnings.

The current master labor agreement between Alcoa and the United Steelworkers which covers approximately 9,000 U.S. employees across 15 locations expires on May 31, 2006. If an agreement is not reached, a work stoppage could occur. The segments that could be impacted in the event of a work stoppage include: Alumina, Primary Metals, Flat-Rolled Products, Extruded and End Products, and Packaging and Consumer. In the first quarter of 2006, Alcoa began to build targeted, strategic inventories to prepare for a potential work stoppage.

Segment Information

I. Alumina

First quarter ended March 31	2006	2005
Alumina production (mt)	3,702	3,583
Third-party alumina shipments (mt)	2,023	1,923

Third-party sales	$628	$505
Intersegment sales	555	393

Total sales	$1,183	$898

After-tax operating income (ATOI)	$242	$161

Third-party sales for the Alumina segment increased 24% in the 2006 first quarter, as compared with the corresponding 2005 period, primarily due to an increase in realized prices of 22% and increased volumes of 5% in the first quarter of 2006. Intersegment sales increased 41% in the 2006 first quarter, compared with the corresponding period of 2005, as a result of higher realized prices and higher volumes.

ATOI for this segment increased 50% in the 2006 first quarter, as compared with the first quarter of 2005, due to higher realized prices and increased volumes, somewhat offset by increased costs for raw materials and energy.

Realized alumina prices are expected to benefit from rising LME prices during the second quarter of 2006, and productivity gains are anticipated to continue. In addition, the Pinjarra expansion will be ramping up for production.

II. Primary Metals

First quarter ended March 31	2006	2005
Aluminum production (mt)	867	851
Third-party aluminum shipments (mt)	488	487

Alcoa’s average realized price for aluminum ingot per metric ton	$2,534	$2,042

Third-party sales	$1,408	$1,089
Intersegment sales	1,521	1,303

Total sales	$2,929	$2,392

ATOI	$445	$225

Third-party sales for the Primary Metals segment increased 29% in the 2006 first quarter, as compared with the corresponding period of 2005. The increase is primarily due to higher realized prices of 24% in the 2006 first quarter, slightly offset by the loss of revenue from the curtailed Eastalco smelter. Intersegment sales increased 17% in the first quarter of 2006, primarily due to the increase in realized prices.

ATOI for this segment increased 98% in the 2006 first quarter, compared with the corresponding period in 2005 principally due to higher realized prices, higher volumes, and productivity gains. These positives were somewhat offset by increased costs for energy, raw materials, labor, and transportation.

Alcoa has approximately 509,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,066,000 mtpy. Base capacity increased by 62,000 mtpy in the first quarter of 2006 due to the completion of the Alumar expansion.

Alcoa will remain exposed to the higher LME prices in the second quarter. Energy costs are expected to remain a challenge in the second quarter. Alcoa will recognize the full benefit of the Alumar expansion, however, the Portland smelter will be operating at an average capacity of 94% in the second quarter.

III. Flat-Rolled Products

First quarter ended March 31	2006	2005
Third-party aluminum shipments (mt)	562	509

Third-party sales	$1,940	$1,655
Intersegment sales	49	34

Total sales	$1,989	$1,689

ATOI	$66	$75

Third-party sales for the Flat-Rolled Products segment increased 17% in the first quarter of 2006, as compared with the corresponding period of 2005. The increase resulted primarily from higher volumes, particularly at the Russian fabricating facilities that were acquired in January 2005; higher prices; and favorable mix for sheet and plate serving the aerospace market. These positive contributions were partially offset by unfavorable foreign currency exchange movements in Europe.

ATOI for this segment decreased 12% in the 2006 first quarter, compared with the corresponding period of 2005. The decrease was primarily due to higher energy and other input costs and operating losses associated with the Russian fabricating facilities. These negatives were somewhat offset by favorable mix for sheet and plate serving the aerospace market, productivity gains, higher prices, and higher volumes.

Demand is expected to remain strong in the aerospace and commercial transportation markets. Typical seasonal increases are anticipated in the can sheet business in the second quarter of 2006. Operations at the Russian facilities will continue to be challenging.

IV. Extruded and End Products

First quarter ended March 31	2006	2005
Third-party aluminum shipments (mt)	232	221

Third-party sales	$1,170	$1,037
Intersegment sales	23	14

Total sales	$1,193	$1,051

ATOI	$—	$10

Third-party sales for the Extruded and End Products segment increased 13% in the 2006 first quarter, as compared with the 2005 corresponding period, principally due to higher prices and higher volumes in the businesses serving the building and construction market, slightly offset by unfavorable foreign currency exchange movements.

ATOI for this segment was at breakeven in the 2006 first quarter, as compared with ATOI of $10 in the corresponding period of 2005. The decline was primarily due to operating losses at the Russian facilities, higher raw materials costs, and pricing and productivity issues in the soft-alloy extrusion businesses, partially offset by higher prices and increased volumes in the businesses serving the building and construction market.

Seasonal increases in the building and construction businesses and increased demand for soft-alloy extrusions are anticipated in the second quarter. Demand is expected to remain strong in the aerospace and commercial transportation markets in the second quarter.

V. Engineered Solutions

First quarter ended March 31	2006	2005
Third-party aluminum shipments (mt)	37	38

Third-party sales	$1,360	$1,237
Intersegment sales	—	—

Total sales	$1,360	$1,237

ATOI	$83	$61

Third-party sales for the Engineered Solutions segment increased 10% in the 2006 first quarter, as compared with the 2005 corresponding period. The increase was principally due to higher volumes in the businesses serving the commercial transportation and aerospace markets. Favorable mix and the ability to pass through increased raw material costs also contributed to this increase.

ATOI for this segment increased 36% in the first quarter of 2006, as compared with the corresponding period of 2005. Increased volumes, improved productivity, and favorable price and mix positively impacted results. In addition, the 2005 portfolio restructuring resulted in improvement in the automotive business in the first quarter of 2006.

Demand in the aerospace and commercial transportation markets is expected to remain strong through the second quarter of 2006, while demand in the automotive market is expected to soften. The productivity gains realized in the first quarter are expected to continue through the second quarter of 2006.

VI. Packaging and Consumer

First quarter ended March 31	2006	2005
Third-party aluminum shipments (mt)	40	34

Third-party sales	$749	$708
Intersegment sales	—	—

Total sales	$749	$708

ATOI	$8	$16

Third-party sales for the Packaging and Consumer segment increased 6% in the 2006 first quarter, compared with the 2005 corresponding period. The increase was primarily due to increased volumes in the consumer products and closures businesses and higher prices, as Alcoa was able to pass through a portion of the increased resin costs. These positives were somewhat offset by a decrease in volumes and inability to pass through higher resin costs in the food packaging business.

ATOI for this segment declined 50% in the first quarter of 2006, compared with the corresponding period of 2005. The increases in prices and volumes noted previously, along with productivity gains, were more than offset by higher input costs, higher energy and transportation costs, and the inability to pass through higher resin costs in the food packaging business.

In the second quarter, seasonal strengthening in the consumer products and closures businesses is anticipated.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: certain effects of LIFO inventory accounting and intersegment profit adjustments; interest income and expense; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes the differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following reconciles segment information to consolidated totals.

First quarter ended March 31	2006	2005
Total ATOI	$844	$548
Impact of LIFO and intersegment profit adjustments *	24	(2)
Unallocated amounts (net of tax):
Interest income	11	7
Interest expense	(60)	(51)
Minority interests	(105)	(60)
Corporate expense	(89)	(69)
Restructuring and other charges	(1)	(30)
Discontinued operations	(7)	(8)
Other *	(9)	(75)

Consolidated net income	$608	$260

*	Prior periods corporate LIFO expense has been reclassified from “Other” to combine the total impact of inventory related items.

The significant changes in the reconciling items between ATOI and consolidated net income for the 2006 first quarter compared with the corresponding 2005 period consisted of:

•	an increase in minority interests, due to an increase in earnings at Alcoa World Alumina and Chemicals (AWAC),

•	an increase in corporate expenses, primarily due to increased stock-based compensation expenses,

•	a decrease in restructuring and other charges due to the absence of new restructurings in the first quarter of 2006, and

•	a decrease in other, primarily due to the 2005 first quarter $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA.

The following table details segment assets.

	March 31, 2006	December 31, 2005

Alumina	$4,457	$4,268
Primary Metals	9,095	8,566
Flat-Rolled Products	4,627	3,963
Extruded and End Products	2,483	2,218
Engineered Solutions	5,932	5,733
Packaging and Consumer	2,832	2,787

Total segment assets **	$29,426	$27,535

**	The difference between the segment total and consolidated assets is in Corporate.

The increase in segment assets across all segments in the first quarter of 2006 was due to higher customer receivables and increased inventories from improved market conditions and the strategic, targeted building of inventory in preparation for a potential work stoppage.

Statement of Financial Position

Comprehensive income was $635 in the first quarter ended March 31, 2006, which consisted primarily of $608 in net income for the first quarter; a $169 increase in the unrealized gain on available-for-sale securities; a $34 increase in unrealized translation adjustments due to the strengthening of the U.S. Dollar against the Australian Dollar and Brazilian Real; somewhat offset by a $176 increase in net unrecognized losses on derivatives, principally due to the decrease in the fair value of certain cash flow hedges.

Liquidity and Capital Resources

Cash from Operations

Cash used for operations was $213 in the 2006 first quarter compared with cash used for operations of $239 in the same period of 2005. The change of $26 is principally due to the $348 increase in net income and the $93 long-term aluminum supply contract entered into during the first quarter of 2005. These items were mostly offset by a net increase in working capital of $387, including a net decrease in payables of $396 and a $93 net decrease in accrued taxes, primarily due to the payment of an Australian stamp tax.

Financing Activities

Cash provided from financing activities was $570 in the 2006 first quarter, a change of $299 compared with cash from financing activities of $869 in the corresponding period of 2005. The change was primarily due to a $242 decrease in the net change in commercial paper, as less commercial paper was issued in the first quarter of 2006 compared with the first quarter of 2005, and the $60 repurchase of common stock in the first quarter of 2006 to offset the dilutive effect associated with stock option exercises.

Investing Activities

Cash used for investing activities was $667 in the 2006 first quarter compared with $584 in the first quarter of 2005. The change of $83 was primarily due to the following:

•	a $245 increase in capital expenditures related to several growth projects, including the construction of the Iceland smelter and an anode facility in Norway,

•	a $52 net increase in short-term investments and restricted cash, primarily due to funding requirements related to joint ventures in China,

•	the absence of cash proceeds of $206 related to the sale of Alcoa’s interest in Integris Metals in the first quarter of 2005, and

•	the absence of cash outlays of $432 for acquisitions that occurred in the first quarter of 2005 and principally consisted of cash paid of $257 for two Russian fabricating facilities and the $176 cash payment associated with the acquisition of full ownership of the AFL automotive business.

Critical Accounting Policies and Estimates

On January 1, 2006, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the company to recognize compensation expense for stock-based compensation based on the fair value of the share-based employee grants. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Alcoa elected the modified prospective application method for adoption, and prior periods financial statements have not been restated.

Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period following the date of grant. Prior to the adoption of SFAS No. 123(R), Alcoa used the nominal vesting approach related to retiree-eligible employees, in which the compensation expense is recognized ratably over the original vesting period. As part of Alcoa’s stock-based compensation plan design, individuals that are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in early January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retiree-eligible employees. First quarter compensation expense was $28 ($20 after tax). Of this amount, $20 pertains to retirement-eligible employees.

As of January 1, 2005, Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for future option grants. On December 31, 2005, Alcoa accelerated the vesting of 11 million unvested stock options granted to employees in 2004 and on January 13, 2005. The 2004 and 2005 accelerated options had weighted average exercise prices of $35.60 and $29.54, respectively, and in the aggregate represented approximately 12 percent of Alcoa’s total outstanding options. The decision to accelerate the vesting of the 2004 and 2005 options was made primarily to avoid recognizing the related compensation expense in future financial statements upon the adoption of SFAS No. 123(R). Alcoa expects the accelerated vesting of the 2004 and 2005 stock options to reduce its after-tax stock option compensation expense by $21 in 2006 and by $7 in 2007.

An additional change has been made to the stock-based compensation program for 2006 grants. Plan participants can choose whether to receive their award in the form of stock options, restricted stock units (stock awards), or a combination of both. This choice is made before the grant is issued and is irrevocable. This choice resulted in an increased stock award expense in comparison to 2005.

SFAS No. 123(R) requires Alcoa to recognize compensation expense for stock-based compensation ratably over the requisite service period based on the fair value of the grant. Determining the fair value of stock options at grant date requires judgment including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield, and expected forfeitures. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

Recently Adopted Accounting Standards

Effective January 1, 2006, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry.” EITF 04-6 requires that stripping costs incurred during the production phase of a mine are to be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. Upon adoption, Alcoa recognized a cumulative effect adjustment in the opening balance of retained earnings of $3, representing the reduction in the net book value of post-production stripping costs of $8, offset by a related deferred tax liability of $3 and minority interests of $2.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 37 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 64 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

In June of 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. Alcoa submitted to the EPA and the EPA approved a Remedial Options Pilot Study (ROPS) to gather this information. The scope of this study includes sediment removal and capping, the installation of an ice control structure, and significant monitoring.

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the construction work has been completed in 2005 with monitoring proposed for 2006. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in 2007. This information will be used by the EPA to propose a remedy for the entire river.

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

The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2007 or later.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis, IL operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives which meets the remedy selection criteria, as no alternative could be identified as more probable than the others. The EPA has not completed a final review of the feasibility study and the EPA’s selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued.

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

Alcoa’s remediation reserve balance was $360 and $390 at March 31, 2006 and December 31, 2005 (of which $39 and $40 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2006, the remediation reserve was decreased by approximately $17 primarily due to an adjustment for the liabilities at Russian fabricating facilities acquired in January 2005. This adjustment was made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities with these facilities. This adjustment was recorded as an opening balance sheet adjustment and had no impact on net income. Payments related to remediation expenses were approximately $13 in the first quarter of 2006. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum products and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 653,000 mt at March 31, 2006, to reduce the aluminum price risk of these exposures. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Alcoa has also entered into futures and option contracts, totaling approximately 150,000 metric tons at March 31, 2006, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2007 and 2008.

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 32,000 mt at March 31, 2006. In addition, Alcoa has entered into power supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pre-tax earnings impact from aluminum derivative and hedging activities was a loss of approximately $18 in the 2006 first quarter. The loss was principally due to an embedded LME derivative in a power contract.

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

Fair values – The following table shows the fair values of outstanding derivatives contracts at March 31, 2006.

Fair value gain/(loss)
Aluminum	$(80)
Interest rates	(154)
Other commodities, principally natural gas	52
Currencies	96

Aluminum consists of hedge contracts with gains of $284. These gains are more than offset by losses on embedded derivatives in power contracts in Iceland and Brazil and our share of losses on hedge contracts of Norwegian smelters that are accounted for under the equity method.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Alcoa’s internal control over financial reporting during the three-month period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 6, 2006, Billy Musgrave, Jr. and Kim Musgrave, on behalf of themselves and all persons similarly situated, brought an action against Alcoa Inc. and Alcoa Fuels, Inc. in the Circuit Court of Warrick County, Indiana. The lawsuit alleges harm from exposure to toxic waste that was disposed in designated pits at the Squaw Creek Mine during the period from 1965 to 1979. The complaint seeks certification of a class of plaintiffs and recovery for compensatory and punitive damages, although plaintiffs do not specify in the complaint the amount sought in damages. Any result of this suit is at this time neither estimable nor probable.

As previously reported, the issuance of an Environmental Operating Permit (EOP) for the 346,000 mtpy Fjarðaál Project in Iceland was challenged, and in June 2005, the Icelandic Supreme Court ruled that a new Environmental Impact Assessment (EIA) should have been required by the Icelandic Planning Agency (PA) and Ministry of Environment, rather than the comparison study process that was followed. At the same time, the Court dismissed plaintiff’s claims that the EOP should be invalidated. Construction has continued on the Project under previously-issued building permits, and on April 7, 2006, Alcoa submitted its new EIA to the PA. Alcoa expects the EIA process to be finished early in the third quarter of 2006, and a new EOP to be issued in the fourth quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2006	48,982	$30.24	—	26,200,282
February 1 - February 28, 2006	1,479,800	$30.03	1,479,800	24,720,482
March 1 - March 31, 2006	528,412	$29.90	520,200	24,200,282

Total for quarter ended March 31, 2006	2,057,194	$30.00	2,000,000	24,200,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

In addition to the 2 million shares purchased in the first quarter of 2006, Alcoa purchased 2 million shares of stock in April of 2006 for approximately $68 million, at an average price per share of $33.90, to replenish treasury stock shares that were issued from stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders.

Alcoa’s annual meeting of shareholders was held on April 21, 2006. At the meeting:

(1)	the three nominees named in Alcoa’s 2006 proxy statement, Kathryn S. Fuller, Judith M. Gueron, and Ernesto Zedillo, were elected to serve as directors for a three-year term expiring in 2009; and

(2)	the selection of PricewaterhouseCoopers LLP to serve as the independent auditor of Alcoa for 2006 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, where applicable, as to each such matter, are set forth below.

	For	Against/ Withheld	Abstained	Broker Non-Votes
(1) Election of Directors:

NOMINEE
Kathryn S. Fuller	734,655,025	23,100,185
Judith M. Gueron	729,740,260	28,014,950
Ernesto Zedillo	733,246,898	24,508,312

(2) Ratification of the Independent Auditor	736,522,822	9,739,574	11,492,611	203

Item 6. Exhibits.

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 26, 2006	By	/s/ JOSEPH C. MUSCARI
Date		Joseph C. Muscari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 26, 2006	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002