Form 10-Q
period 2006-06-30
ALCOA INC
filed 2006-07-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 21, 2006, 866,888,257 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	June 30 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$453	$762
Receivables from customers, less allowances of $85 in 2006 and $80 in 2005	3,625	2,914
Other receivables	370	427
Inventories (J)	4,087	3,446
Fair value of derivative contracts	345	520
Prepaid expenses and other current assets	989	713

Total current assets	9,869	8,782

Properties, plants, and equipment, at cost	28,387	26,944
Less: accumulated depreciation, depletion, and amortization	14,352	13,787

Net properties, plants, and equipment	14,035	13,157

Goodwill	6,296	6,249
Investments	1,411	1,370
Other assets	4,132	4,090
Assets held for sale (H)	28	48

Total assets	$35,771	$33,696

LIABILITIES
Current liabilities:
Short-term borrowings	$361	$300
Commercial paper	1,898	912
Accounts payable, trade	2,822	2,659
Accrued compensation and retirement costs	1,018	1,102
Taxes, including taxes on income	947	874
Other current liabilities	1,100	1,460
Long-term debt due within one year	62	58

Total current liabilities	8,208	7,365

Long-term debt, less amount due within one year	5,158	5,279
Accrued pension benefits	1,464	1,500
Accrued postretirement benefits	2,111	2,105
Other noncurrent liabilities and deferred credits	2,098	1,823
Deferred income taxes	833	875
Liabilities of operations held for sale (H)	5	11

Total liabilities	19,877	18,958

MINORITY INTERESTS	1,474	1,365

COMMITMENTS AND CONTINGENCIES (K)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,807	5,720
Retained earnings	10,431	9,345
Treasury stock, at cost	(1,952)	(1,899)
Accumulated other comprehensive loss (L)	(846)	(773)

Total shareholders’ equity	14,420	13,373

Total liabilities and equity	$35,771	$33,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Sales (M)	$7,959	$6,693	$15,203	$12,914

Cost of goods sold	5,967	5,408	11,426	10,341
Selling, general administrative, and other expenses	368	348	737	673
Research and development expenses	51	47	99	93
Provision for depreciation, depletion, and amortization	326	314	634	626
Restructuring and other charges (D)	(9)	216	(8)	261
Interest expense	98	87	190	165
Other income, net (F)	(61)	(347)	(96)	(383)

Total costs and expenses	6,740	6,073	12,982	11,776

Income from continuing operations before taxes on income	1,219	620	2,221	1,138
Provision for taxes on income (G)	343	64	625	254

Income from continuing operations before minority interests’ share	876	556	1,596	884
Less: Minority interests’ share	124	60	229	120

Income from continuing operations	752	496	1,367	764

Loss from discontinued operations (H)	(8)	(36)	(15)	(44)

NET INCOME	$744	$460	$1,352	$720

EARNINGS (LOSS) PER SHARE (I)
Basic:
Income from continuing operations	$.86	$.57	$1.57	$.88
Loss from discontinued operations	(.01)	(.04)	(.02)	(.05)

Net income	$.85	$.53	1.55	$.83

Diluted:
Income from continuing operations	$.86	$.56	$1.56	$.87
Loss from discontinued operations	(.01)	(.04)	(.02)	(.05)

Net income	$.85	$.52	$1.54	$.82

Dividends paid per common share	$.15	$.15	$.30	$.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited) (in millions)

	Six months ended June 30
	2006	2005
CASH FROM OPERATIONS
Net income	$1,352	$720
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	634	627
Deferred income taxes	(3)	(102)
Equity (income) loss, net of dividends	(42)	64
Restructuring and other charges (D)	(8)	261
Gains from investing activities – sale of assets	(8)	(342)
Provision for doubtful accounts	11	10
Loss from discontinued operations (H)	15	44
Minority interests	229	120
Stock-based compensation (B)	50	12
Excess tax benefits from share-based payment arrangements	(15)	—
Other	(66)	(59)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(525)	(656)
Increase in inventories	(559)	(472)
Increase in prepaid expenses and other current assets	(130)	(25)
(Decrease) increase in accounts payable and accrued expenses	(374)	89
Increase in taxes, including taxes on income	29	12
Cash paid on long-term aluminum supply contract	—	(93)
Pension contributions	(102)	(46)
Net change in noncurrent assets and liabilities	—	(21)

CASH PROVIDED FROM CONTINUING OPERATIONS	488	143
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(2)	2

CASH FROM OPERATIONS	486	145

FINANCING ACTIVITIES
Net changes to short-term borrowings	54	(9)
Common stock issued for stock compensation plans	136	17
Repurchase of common stock	(210)	—
Dividends paid to shareholders	(262)	(263)
Dividends paid to minority interests	(200)	(72)
Net change in commercial paper	986	475
Additions to long-term debt	8	200
Payments on long-term debt	(27)	(47)
Excess tax benefits from share-based payment arrangements	15	—
Other	40	—

CASH PROVIDED FROM FINANCING ACTIVITIES	540	301

INVESTING ACTIVITIES
Capital expenditures	(1,321)	(829)
Capital expenditures of discontinued operations	—	(5)
Acquisition of minority interests	(1)	(176)
Acquisitions, net of cash acquired	8	(257)
Sale of investments	7	1,077
Change in short-term investments and restricted cash	(21)	(228)
Additions to investments	(44)	(10)
Other	20	(9)

CASH USED FOR INVESTING ACTIVITIES	(1,352)	(437)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17	(9)

Net change in cash and cash equivalents	(309)	—
Cash and cash equivalents at beginning of year	762	457

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$453	$457

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

B. Stock-Based Compensation – On January 1, 2006, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant. Alcoa has elected the modified prospective application method for adoption, and prior period financial statements have not been restated. Prior to January 1, 2006, Alcoa accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

The following table summarizes the total compensation expense recognized for all options and stock awards:

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Compensation expense reported in income:
Stock option grants	$3	$—	$6	$—
Stock award grants	19	7	44	12

Total compensation expense before income taxes	22	7	50	12
Income tax benefit	9	2	17	4

Total compensation expense, net of income tax benefit	$13	$5	$33	$8

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options. As a result of the implementation of SFAS No. 123(R), Alcoa recognized additional compensation expense of $3 pre-tax ($2 after tax) and $6 pre-tax ($4 after tax) in the 2006 second quarter and six-month periods, respectively, which resulted in no impact on earnings per share. There were no stock-based compensation expenses capitalized in the first six months of 2006 or 2005. Alcoa’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if employee stock option compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.”

	Second quarter ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$460	$720
Add: compensation expense reported in net income, net of income tax	—	—

Less: compensation expense determined under the fair value method, net of income tax	9	18

Pro forma net income	$451	$702

Basic earnings per share:
As reported	$.53	$.83
Pro forma	.52	.80

Diluted earnings per share:
As reported	$.52	$.82
Pro forma	.51	.80

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

The activity for stock options is as follows: (shares and aggregate intrinsic value in millions)

2006
Outstanding at January 1, 2006:
Number of options	88.6
Weighted average exercise price	$33.50
Granted:
Number of options	3.1
Weighted average exercise price	$29.13
Exercised:
Number of options	(5.8)
Weighted average exercise price	$24.26
Expired or forfeited:
Number of options	(3.9)
Weighted average exercise price	$36.56

Outstanding at June 30, 2006:
Number of options	82.0
Weighted average exercise price	$33.84

Aggregate intrinsic value	$167

Exercisable at June 30, 2006:
Number of options	78.8
Weighted average exercise price	$34.03

Aggregate intrinsic value	$156

The total intrinsic value of options exercised for the second quarter and six-month period ended June 30, 2006, was $37 and $53, respectively. For the second quarter and six-month period ended June 30, 2006, the cash received from exercises was $90 and $136, respectively, and the tax benefit realized was $10 and $15, respectively.

The following tables summarize certain stock option information at June 30, 2006: (shares in millions)

Options Fully Vested and/or Expected to Vest

Range of Exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic value
$ 4.38 - $12.15	0.1	0.94	$11.51	$3
$12.16 - $19.93	1.2	1.37	17.09	18
$19.94 - $27.71	9.9	5.31	22.29	101
$27.72 - $35.49	23.7	3.85	30.82	45
$35.50 - $45.59	47.1	3.57	38.28	—

Total	82.0	3.83	33.84	$167

Options Fully Vested and Exercisable

Range of Exercise price	Number	Weighted average contractual life	Weighted average exercise price	Intrinsic Value
$ 4.38 - $12.15	0.1	0.94	$11.51	$3
$12.16 - $19.93	1.2	1.37	17.09	18
$19.94 - $27.71	9.9	5.31	22.27	100
$27.72 - $35.49	20.6	3.61	31.07	35
$35.50 - $45.59	47.0	3.57	38.28	–

Total	78.8	3.76	34.03	$156

The following table summarizes the non-vested stock and performance options at June 30, 2006: (shares in millions)

Non-Vested Option Grants

	Number	Weighted average per option FMV
Non-vested at January 1, 2006	4.2	$5.51

Granted	3.1	5.98
Vested	(4.0)	5.48
Forfeited	(0.1)	5.77

Non-vested at June 30, 2006	3.2	5.99

The following table summarizes the non-vested stock and performance share awards at June 30, 2006: (shares in millions)

Non-Vested Awards

	Stock Awards	Performance Share Awards	Total	Weighted average FMV
Outstanding at January 1, 2006	2.1	0.5	2.6	$31.66

Granted	2.1	0.4	2.5	28.94
Forfeited	(0.2)	—	(0.2)	30.51
Performance share adjustment	—	(0.2)	(0.2)	29.54

Outstanding at June 30, 2006	4.0	0.7	4.7	30.38

For the six-month period ended June 30, 2006, there was $12 (pre-tax) of unrecognized compensation expense related to non-vested stock option grants, and $62 (pre-tax) of unrecognized compensation expense related to stock award grants. These expenses are expected to be recognized over a weighted average period of 2.2 years. As of June 30, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2006	$20
2007	33
2008	21

Total	$74

Alcoa issues treasury shares for the exercise of employee stock options. As of June 30, 2006, 127 million shares of common stock were reserved for issuance under Alcoa’s stock-based compensation plans. Alcoa has a policy of repurchasing shares to cover the dilution associated with option exercises and expects to repurchase shares in an amount that approximates options exercised during 2006.

C. Recently Issued and Recently Adopted Accounting Standards – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. Alcoa is currently evaluating the impact of this statement on the company.

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

D. Restructuring and Other Charges – Alcoa recorded income of $9 ($6 after tax and minority interests) in the 2006 second quarter for restructuring and other charges, resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances. In the first quarter of 2006, Alcoa recorded a net charge of $1 ($1 after tax and minority interests) for restructurings associated with previously approved restructuring programs.

For the full year 2005, Alcoa recorded charges of $295 ($192 after tax and minority interests) for restructuring and other items, resulting from the global realignment of Alcoa’s organization structure. The 2005 charges were comprised of the following components: $239 of charges for employee termination and severance costs associated with approximately 8,450 salaried and hourly employees, spread globally across the company; $88 related to asset impairments for structures, machinery, and equipment; and $16 for exit costs, consisting primarily of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term. Reversals of previously recorded layoff and other costs of $48 were primarily due to Alcoa’s decision to sell certain locations that it previously planned to shut down in 2005. The 2005 restructuring charges have been reclassified from amounts previously reported to reflect the movement of the Hawesville, KY automotive casting facility to discontinued operations. Charges related to this facility consisted of asset impairments of $43 and a charge of $1 for employee termination and severance costs associated with 158 people. As of June 30, 2006, approximately 4,950 of the 8,450 employees associated with the 2005 restructuring program had been terminated. Cash payments of approximately $22 were made against these reserves in the first half of 2006. The remaining reserves are expected to be paid in cash over the next eighteen months, with the exception of approximately $20 in reserves for ongoing site remediation work over the next several years. Restructuring and other charges are not included in the segment results.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2004	$25	$39	$64

2005:
Cash payments	(78)	(7)	(85)
2005 restructuring charges	239	6	245
Reversals of previously recorded restructuring charges	(48)	—	(48)

Reserve balances at December 31, 2005	138	38	176

2006:
Cash payments	(22)	—	(22)
2006 restructuring charges	1	3	4
Reversals of previously recorded restructuring charges	(12)	(4)	(16)

Reserve balances at June 30, 2006	$105	$37	$142

For further details on the 2005 restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

E. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost follow.

	Second quarter ended June 30		Six months ended June 30
Pension benefits	2006	2005	2006	2005
Service cost	$52	$52	$104	$104
Interest cost	155	154	309	308
Expected return on plan assets	(184)	(177)	(369)	(354)
Amortization of prior service cost	3	6	6	12
Recognized actuarial loss	31	23	63	46

Net periodic benefit cost	$57	$58	$113	$116

	Second quarter ended June 30		Six months ended June 30
Postretirement benefits	2006	2005	2006	2005
Service cost	$8	$8	$16	$16
Interest cost	51	54	101	108
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of prior service cost	2	1	4	2
Recognized actuarial loss	27	15	40	30

Net periodic benefit cost	$84	$74	$153	$148

The net periodic benefit cost for postretirement benefits for the second quarter of 2006 and 2005 reflects a reduction of approximately $13 and $6, respectively, related to the recognition of the federal subsidy under Medicare Part D. The net periodic benefit cost for postretirement benefits for the first six months of 2006 and 2005 reflects a reduction of approximately $26 and $12, respectively, related to the Medicare Part D subsidy. For further details on the Medicare Part D subsidy, see Note W to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

The four-year labor agreement between Alcoa and the United Steelworkers that was ratified on June 22, 2006 required a remeasurement of certain pension and postretirement benefit plan liabilities due to plan amendments. The discount rate was updated from the December 31, 2005 rate of 5.7% to 6.5% at May 31, 2006. The remeasurement resulted in a decrease in the pension and postretirement benefit obligations of $276 and $76, respectively. The decrease in the liabilities reduces the plans’ unrecognized net actuarial losses. To the extent the unrecognized net actuarial losses exceed certain thresholds, the excess will continue to be recognized as prescribed under SFAS No. 87 and SFAS No. 106. Generally, these amounts are amortized over the estimated future service of plan participants. The 2006 net periodic benefit cost increases approximately $4 for pension and $23 for postretirement plans, $15 of which was included in the second quarter of 2006. Other comprehensive income (see Note L) included $94 due to the reduction in the minimum pension liability, primarily resulting from the remeasurement of the plan liability.

F. Other Income, Net

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Equity income (loss)	$27	$(56)	$46	$(21)
Interest income	15	14	32	25
Dividend income	24	19	24	19
Foreign exchange (losses) gains	(19)	5	(17)	—
Gain on sales of assets	7	342	8	342
Other income	7	23	3	18

	$61	$347	$96	$383

G. Income Taxes – The effective tax rate of 28.1% for the 2006 six-month period differs from the U.S. federal statutory rate of 35% due to income being taxed in lower rate jurisdictions. It also differs from the 2005 six-month period effective tax rate of 22.3% due to the $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This 2005 benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA which was recorded in the first quarter of 2005.

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

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale/discontinued operations included the telecommunications business, a small casting facility in Europe, and the Hawesville, KY automotive casting facility. The imaging and graphic communications business, the protective packaging business, and the flexible packaging business in South America were also included in the 2005 discontinued operations results.

In the second quarter of 2006, Alcoa recorded a loss of $8 (after tax and minority interests) in discontinued operations, consisting primarily of operating losses. Of the $8 loss, $5 relates to the casting facility in Europe that was permanently shutdown in the second quarter of 2006. In the first quarter of 2006, Alcoa recorded a loss of $7 (after tax and minority interests) in discontinued operations, consisting of operating losses of $4 and a loss of $3 related to the 2005 sale of the imaging and graphic communications business.

In the second quarter of 2005, Alcoa recorded a loss of $36 (after tax and minority interests) in discontinued operations, consisting of: a $28 loss associated with the closure of the Hawesville, KY automotive casting facility, primarily related to asset impairments; a $5 loss associated with the divestiture of Alcoa’s interest in the AFL telecommunications business; a $4 impairment charge to reflect the estimated fair value of the protective packaging business; and $1 in net operating income on businesses to be divested. In the first quarter of 2005, Alcoa recorded a loss of $8 (after tax and minority interests) in discontinued operations consisting of: a loss of $8 in connection with the divestiture of its interest in the AFL telecommunications business; a $4 impairment charge to reflect the estimated fair value of the protective packaging business and the casting facility in Europe; and net operating income of $4.

The following table details selected financial information for the businesses included within discontinued operations.

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Sales	$10	$98	$24	$279

(Loss) income from operations, excluding gain (loss) on sale of businesses and loss from impairment	(10)	2	(15)	8
Gain (loss) on sale of businesses	2	—	(2)	(7)
Loss from impairment	(1)	(51)	(1)	(55)

Total pretax loss	(9)	(49)	(18)	(54)
Benefit for taxes	1	13	3	7
Minority interests	—	—	—	3

Loss from discontinued operations	$(8)	$(36)	$(15)	$(44)

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	June 30, 2006	December 31, 2005
Assets:
Receivables	$20	$24
Inventories	—	7
Properties, plants, and equipment, net	8	14
Other assets	—	3

Total assets held for sale	$28	$48

Liabilities:
Accounts payable, accrued expenses, and other	$5	$11

Total liabilities of operations held for sale	$5	$11

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows: (shares in millions)

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Income from continuing operations	$752	$496	$1,367	$764
Less: preferred stock dividends	1	1	1	1

Income from continuing operations available to common shareholders	$751	$495	$1,366	$763

Average shares outstanding – basic	870	872	870	872
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	7	6	7	6

Average shares outstanding – diluted	877	878	877	878

Options to purchase 51 million and 73 million shares of common stock at average exercise prices of $38.00 and $36.00 were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the option exercise price was greater than the average market price of the common shares.

J. Inventories

	June 30, 2006	December 31, 2005
Finished goods	$1,310	$984
Work in process	1,292	1,032
Bauxite and alumina	501	486
Purchased raw materials	732	713
Operating supplies	252	231

	$4,087	$3,446

Approximately 47% of total inventories at June 30, 2006, was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $1,015 and $872 higher at June 30, 2006, and December 31, 2005, respectively. The increase in the LIFO reserve resulted in a charge to cost of goods sold of $74 ($48 after tax) and $143 ($93 after tax) in the second quarter and six-month period ended June 30, 2006.

K. Commitments and Contingencies – Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or liquidity of the company.

Alcoa Aluminio S.A. (Aluminio) is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. The Machadinho and Barra Grande projects have been completed. Aluminio’s investment participation in these projects is 27.23% for Machadinho and 42.20% for Barra Grande.

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

Barra Grande operations started up in November 2005 and full capacity was reached in February 2006. With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 38%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Its total investment in these projects was $165 and $152 at June 30, 2006 and December 31, 2005, respectively. Alcoa’s maximum exposure to loss on these completed projects is $491, which represents Alcoa’s investment and guarantees of debt.

In the first quarter of 2006, Aluminio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Aluminio to 38 megawatts of assured energy. The project will have total installed capacity of 1,087 megawatts and assured power of 589 megawatts. In September 2005, the consortium submitted the necessary plans to obtain the environmental installation license. Upon completion of certain socioeconomic and cultural impact studies as required by a governmental agency, construction is expected to begin in the fourth quarter of 2006.

In 2004, Alcoa agreed to acquire a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia in exchange for an initial cash investment of $17, which was classified as an equity investment. Alcoa has made additional contributions of $36, including $12 in the second quarter of 2006 and $5 in the first quarter of 2006, and committed to invest an additional $39 to be paid as the pipeline expands through 2007. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of power to Alcoa’s refineries in Western Australia. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $300.

On July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with EC Treaty state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EU Commission in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The Commission’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $17 (pre-tax) per month in higher power costs at its Italian smelters.

L. Comprehensive Income

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net income	$744	$460	$1,352	$720
Changes in other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities	(181)	(13)	(12)	(21)
Unrealized translation adjustments	169	(361)	203	(448)
Change in minimum pension liability	94	—	94	—
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	(164)	28	(305)	87
Net amount reclassified to income	(18)	(24)	(53)	(40)

Net unrecognized (losses) gains on derivatives	(182)	4	(358)	47

Comprehensive income	$644	$90	$1,279	$298

M. Segment Information – Alcoa’s reportable segments, as reclassified for discontinued operations and assets held for sale, follow. The differences between segment totals and consolidated totals are in Corporate.

Second quarter ended June 30, 2006	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$713	$1,589	$2,115	$1,328	$1,405	$834	$7,984
Intersegment sales	515	1,696	66	31	—	—	2,308

Total sales	$1,228	$3,285	$2,181	$1,359	$1,405	$834	$10,292

Profit and loss:
Equity (loss) income	$—	$28	$(1)	$—	$—	$—	$27
Depreciation, depletion and amortization	46	102	57	31	42	31	309
Income taxes	112	209	25	9	44	9	408
ATOI	278	489	79	20	100	37	1,003

Second quarter ended June 30, 2005
Sales:
Third-party sales	$533	$1,124	$1,763	$1,153	$1,282	$827	$6,682
Intersegment sales	439	1,215	36	19	—	—	1,709

Total sales	$972	$2,339	$1,799	$1,172	$1,282	$827	$8,391

Profit and loss:
Equity (loss) income	$—	$(76)	$—	$—	$—	$—	$(76)
Depreciation, depletion and amortization	43	90	54	32	45	31	295
Income taxes	66	75	27	18	30	18	234
ATOI	182	187	70	20	61	41	561

Six months ended June 30, 2006	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$1,341	$2,997	$4,055	$2,498	$2,765	$1,583	$15,239
Intersegment sales	1,070	3,217	115	54	—	—	4,456

Total sales	$2,411	$6,214	$4,170	$2,552	$2,765	$1,583	$19,695

Profit and loss:
Equity (loss) income	$(1)	$48	$(1)	$—	$—	$—	$46
Depreciation, depletion and amortization	89	198	107	61	82	62	599
Income taxes	205	406	51	11	81	14	768
ATOI	520	934	145	20	183	45	1,847

Six months ended June 30, 2005
Sales:
Third-party sales	$1,038	$2,213	$3,418	$2,190	$2,519	$1,535	$12,913
Intersegment sales	832	2,518	70	33	—	—	3,453

Total sales	$1,870	$4,731	$3,488	$2,223	$2,519	$1,535	$16,366

Profit and loss:
Equity (loss) income	$(1)	$(58)	$—	$—	$1	$1	$(57)
Depreciation, depletion and amortization	84	180	106	63	92	63	588
Income taxes	127	167	51	16	56	28	445
ATOI	343	412	145	30	122	57	1,109

The following reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Total ATOI	$1,003	$561	$1,847	$1,109
Impact of LIFO and intersegment profit adjustments **	13	(18)	37	(20)
Unallocated amounts (net of tax):
Interest income	10	9	21	16
Interest expense	(63)	(56)	(123)	(107)
Minority interests	(124)	(60)	(229)	(120)
Corporate expense	(82)	(73)	(171)	(142)
Restructuring and other charges	6	(144)	5	(174)
Discontinued operations	(8)	(36)	(15)	(44)
Other **	(11)	277	(20)	202

Consolidated net income	$744	$460	$1,352	$720

** Prior	periods corporate LIFO expense has been reclassified from “Other” to combine the total impact of inventory related items.

The following table details segment assets.

	June 30,	December 31,
	2006	2005
Alumina	$4,573	$4,268
Primary Metals	9,698	8,566
Flat-Rolled Products	5,069	3,963
Extruded and End Products	2,673	2,218
Engineered Solutions	6,049	5,733
Packaging and Consumer	2,840	2,787

Total segment assets	$30,902	$27,535

N. Acquisitions and Divestitures – On June 30, 2006, Alcoa completed the acquisition of the minority interests (including the purchase of certain raw material inventories) in its Intalco and Eastalco aluminum smelters in Ferndale, Washington, and Frederick, Maryland, respectively, in exchange for the assumption of certain liabilities related to the facilities and receipt of a net cash payment of $25.

In April 2006, Alcoa initiated the acquisition of its 70% interest in the aluminum brazing sheet venture in Kunshan City, China. Alcoa will be the managing partner in the venture, with the remaining 30% shares held by Shanxi Yuncheng Engraving Group. The total purchase price is expected to be approximately $61, of which $33 has been paid through June 2006. The transaction is expected to be completed in the third quarter of 2006.

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

O. Reclassifications – Certain amounts have been reclassified to conform to current period presentation.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2006, and the related condensed statement of consolidated income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed statement of consolidated cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of Alcoa’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related statements of consolidated income, of shareholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005 and the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005; and in our report dated February 17, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 26, 2006

* This report should not be considered a “report” within the meanings of Sections 7 and 11 of the 1933 Act and the independent accountant’s liability under Section 11 does not extend to it.

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

Results of Operations

Selected Financial Data:

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Sales	$7,959	$6,693	$15,203	$12,914
Income from continuing operations	752	496	1,367	764
Loss from discontinued operations	(8)	(36)	(15)	(44)
Net income	744	460	1,352	720

Earnings per common share:
Diluted – Income from continuing operations	$.86	$.56	$1.56	$.87
Diluted – Net income	.85	.52	1.54	.82

Shipments of aluminum products (mt)	1,410	1,400	2,769	2,689
Shipments of alumina (mt)	2,108	1,951	4,131	3,874

Alcoa’s average realized ingot price per metric ton	$2,728	$1,977	$2,633	$2,010
Average 3-month LME price per metric ton	2,681	1,797	2,562	1,845

Alcoa’s income from continuing operations for the 2006 second quarter and six-month period was $752, or 86 cents per diluted share, and $1,367, or $1.56 per share, respectively. Income from continuing operations increased 52% in the 2006 second quarter and 79% in the 2006 six-month period compared to the corresponding periods in 2005, primarily due to higher realized prices for alumina which rose 33% and 28% in the 2006 second quarter and six-month period, respectively, and higher realized prices for aluminum which rose 38% and 31% in the 2006 second quarter and six-month period, respectively, compared with the corresponding periods of 2005, and higher volumes primarily in the Alumina, Flat-Rolled Products, Engineered Solutions, and Extruded and End Products segments. The absence in 2006 of restructuring charges for layoffs and asset impairments recognized in the 2005 second quarter and six-month period also favorably impacted results in 2006. The 2006 results were negatively impacted by higher raw material, energy and other input costs, labor contract and strike preparation costs, the absence of the $180 net gain recognized on the sale of Alcoa’s stake in Elkem ASA which occurred in the 2005 second quarter, and the absence of a tax benefit of $120 related to the finalization of certain tax reviews and audits in the 2005 second quarter.

Net income for the 2006 second quarter and six-month period was $744, or 85 cents per share, and $1,352, or $1.54 per share, respectively, compared with $460, or 52 cents per share, and $720, or 82 cents per share, for the corresponding periods of 2005. Net income in 2006 included losses from discontinued operations of $8 and $15 in the second quarter and six-month period, respectively, consisting primarily of operating losses, as well as $5 for the shutdown of the casting facility in Europe in the 2006 second quarter, and a loss of $3 related to the 2005 sale of the imaging and graphic communications business in the 2006 first quarter. Net income in 2005 included losses from discontinued operations of $36 and $44 in the second quarter and six-month period, respectively, consisting primarily of a $28 loss for asset impairments associated with the closure of the Hawesville, KY automotive casting facility.

Sales for the second quarter and six-month period of 2006 increased $1,266, or 19%, and $2,289, or 18%, compared with the 2005 corresponding periods. The increase in sales was driven by higher realized prices for alumina and aluminum; strong demand in businesses serving the aerospace, building and construction, commercial transportation, packaging (can sheet), and distribution markets; higher volumes in four of six segments; and increased sales related to metal purchased and subsequently resold. Partially offsetting these increases were unfavorable foreign currency exchange movements and the impact of the Eastalco smelter curtailment.

Cost of goods sold (COGS) as a percentage of sales was 75% in the second quarter of 2006 compared with 80.8% in the second quarter of 2005, and 75.2% in the 2006 six-month period compared with 80.1% in the corresponding 2005 period. Higher realized prices and higher volumes, which were somewhat offset by higher energy, raw material and other input costs, as well as labor contract and strike preparation costs, contributed to the percentage improvement.

Selling, general administrative, and other expenses (SG&A) increased $20 in the second quarter of 2006 and $64 in the 2006 six-month period compared with the corresponding periods of 2005. The increase in both periods principally resulted from higher expense associated with stock-based compensation, as well as increased deferred compensation costs in 2006. SG&A as a percentage of sales decreased from 5.2% in the 2005 second quarter to 4.6% in the second quarter of 2006 and from 5.2% in the 2005 six-month period to 4.8% in the 2006 six-month period.

Restructuring and other charges consisted of income of $9 ($6 after tax and minority interests) in the 2006 second quarter and $8 ($5 after tax and minority interests) in the 2006 six-month period, primarily resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances. Restructuring and other charges were $216 ($143 after tax and minority interests) in the 2005 second quarter and $261 ($168 after tax and minority interests) in the 2005 six-month period, resulting from the global realignment of Alcoa’s organization structure. The charges for the first half of 2005 were comprised of $193 for employee termination and severance costs, $64 for asset impairments, and $4 for other exit costs.

As of June 30, 2006, approximately 4,950 of the 8,450 employees associated with the 2005 restructuring program had been terminated and cash payments of $22 were made against the reserves in the first half of 2006. The remaining reserves are expected to be paid in cash over the next eighteen months, with the exception of approximately $20 in reserves for ongoing site remediation work over the next several years.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating these amounts to the segment results would have been as follows:

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Alumina	$—	$(2)	$—	$(4)
Primary Metals	2	(19)	—	(21)
Flat-Rolled Products	5	(7)	5	(11)
Extruded and End Products	—	(66)	(2)	(73)
Engineered Solutions	1	(80)	2	(97)
Packaging and Consumer	—	(25)	2	(37)

Segment total	8	(199)	7	(243)
Corporate	1	(17)	1	(18)

Total restructuring and other charges	$9	$(216)	$8	$(261)

Interest expense for the 2006 second quarter and six-month period increased $11, or 13%, and $25, or 15%, compared with the corresponding periods in 2005, primarily due to higher average debt levels and higher effective interest rates.

Other income declined $286, or 82%, in the second quarter of 2006, and $287, or 75%, in the six-month period of 2006, compared with the corresponding periods of 2005. The decrease in both periods is primarily due to the $345 gain recognized on the sale of Alcoa’s stake in Elkem ASA in 2005, as well as unfavorable foreign currency exchange movements, partially offset by an increase in equity income due to the absence of the $90 charge recognized in 2005 for impairment, layoff and other costs related to the closure of the Hamburger Aluminium-Werk facility in Germany.

The effective tax rate of 28.1% for the 2006 six-month period differs from the U.S. federal statutory rate of 35% due to income being taxed in lower rate jurisdictions. It also differs from the 2005 six-month period effective tax rate of 22.3% due to the $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA which was recorded in the first quarter of 2005.

Minority interests’ share of income from operations increased $64, or 107%, and $109, or 91%, in the 2006 second quarter and six-month period, respectively, compared with the 2005 corresponding periods. The increase was principally due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), as an increase in realized prices and higher volumes contributed to the increase in earnings.

On June 22, 2006, a new four-year agreement was ratified between Alcoa and the United Steelworkers (USW) that covers approximately 9,000 U.S. employees across 15 locations. The new master agreement contract includes structural changes in employee and retiree health care programs, resulting in additional employee cost sharing through plan design changes and premium contributions. The contract also contains provisions for a signing bonus upon ratification, wage increases and pension factor increases for longer service employees. The impact on Alcoa’s results of operations associated with the provisions in the new contract, as well as costs incurred in preparation for a potential work stoppage was a pre-tax charge of approximately $50 in the second quarter of 2006.

Segment Information

I. Alumina

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Alumina production (mt)	3,746	3,621	7,448	7,204
Third-party alumina shipments (mt)	2,108	1,951	4,131	3,874

Third-party sales	$713	$533	$1,341	$1,038
Intersegment sales	515	439	1,070	832

Total sales	$1,228	$972	$2,411	$1,870

After-tax operating income (ATOI)	$278	$182	$520	$343

Third-party sales for the Alumina segment increased 34% in the 2006 second quarter and 29% in the 2006 six-month period, compared with the corresponding 2005 periods, primarily due to an increase in realized prices of 33% in the second quarter of 2006 and 28% in the 2006 six-month period, compared with the corresponding 2005 periods. Additionally, third-party volumes increased 8% and 7% in the 2006 second quarter and six-month period, respectively. Intersegment sales increased 17% and 29% in the 2006 second quarter and six-month period, respectively, compared with the corresponding periods of 2005, as a result of higher realized prices.

ATOI for this segment increased 53% and 52% in the 2006 second quarter and six-month period, respectively, compared with the corresponding 2005 periods, due to higher LME-based prices and higher volumes, somewhat offset by increased costs for raw materials and energy.

During the third quarter of 2006, the Alumina segment is expected to benefit from anticipated productivity gains. Production volume is also expected to increase as a result of the ongoing ramp-up of the recently completed Pinjarra expansion.

II. Primary Metals

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Aluminum production (mt)	882	899	1,749	1,750
Third-party aluminum shipments (mt)	508	520	996	1,007

Alcoa’s average realized price for aluminum ingot (per mt)	$2,728	$1,977	$2,633	$2,010

Third-party sales	$1,589	$1,124	$2,997	$2,213
Intersegment sales	1,696	1,215	3,217	2,518

Total sales	$3,285	$2,339	$6,214	$4,731

After-tax operating income (ATOI)	$489	$187	$934	$412

Third-party sales for the Primary Metals segment increased 41% in the 2006 second quarter and 35% in the 2006 six-month period, compared with the corresponding 2005 periods, primarily due to an increase in realized prices of 38% in the second quarter of 2006 and 31% in the 2006 six-month period, compared with the corresponding 2005 periods. Third-party shipments decreased by 2% in the second quarter of 2006 compared to the corresponding 2005 period due mainly to the 2% decline in production for the same period as a result of the temporary curtailment of the Eastalco, MD smelter in December 2005, partially offset by the Alumar, Brazil smelter expansion substantially completed in March 2006. Intersegment sales increased 40% and 28% in the 2006 second quarter and six-month period, respectively, compared with the corresponding periods of 2005, primarily due to higher realized prices.

ATOI for this segment increased 162% and 127% in the 2006 second quarter and six-month period, respectively, compared with the corresponding 2005 periods, due to higher LME and realized prices, partially offset by higher energy, raw material, and strike preparation and related costs associated with the renegotiation of the USW master agreement contract, and unfavorable foreign currency exchange movements associated with the Brazilian Real and Canadian dollar, somewhat offset by the Euro.

Alcoa has approximately 621,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,251,000 mtpy. Base capacity increased by 62,000 mtpy in the first quarter of 2006 due to the completion of the Alumar expansion and by 185,000 mtpy in the second quarter of 2006 with the acquisition of the minority interests in its Intalco, WA and Eastalco, MD smelters.

In the third quarter, production will improve due to the continued return to service of the Portland smelter. Production is not expected to reach full capacity at the Portland smelter until January 2007. Based on this segment’s LME-linked supply contracts, alumina and power costs will increase in the third quarter. This segment realizes metal prices on an approximate 30-day lag and, as a result, may be exposed to lower LME prices in the third quarter as the LME declined in June 2006 compared to the second quarter.

III. Flat-Rolled Products

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Third-party aluminum shipments (mt)	579	560	1,141	1,069

Third-party sales	$2,115	$1,763	$4,055	$3,418
Intersegment sales	66	36	115	70

Total sales	$2,181	$1,799	$4,170	$3,488

After-tax operating income (ATOI)	$79	$70	$145	$145

Third-party sales for the Flat-Rolled Products segment increased 20% in the 2006 second quarter and 19% in the 2006 six-month period, compared with the corresponding 2005 periods, primarily due to strong volume and mix within the aerospace and can sheet markets.

ATOI for this segment increased 13% in the 2006 second quarter and was flat in the 2006 six-month period compared with the corresponding 2005 periods. The increase in ATOI in the 2006 second quarter was due to strong aerospace and can sheet volumes and mix, which more than offset the impact of higher energy and raw material costs and labor contract and strike preparation costs. ATOI was flat in the 2006 six-month period, as stronger volumes and mix were entirely offset by the higher costs noted previously.

In the third quarter, demand is expected to remain strong in the aerospace and can sheet markets. Typical seasonal decreases are anticipated in the automotive market and European markets due to seasonal customer shutdowns and maintenance activities, while energy costs are anticipated to rise toward the end of the summer months.

IV. Extruded and End Products

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Third-party aluminum shipments (mt)	241	237	473	458

Third-party sales	$1,328	$1,153	$2,498	$2,190
Intersegment sales	31	19	54	33

Total sales	$1,359	$1,172	$2,552	$2,223

After-tax operating income (ATOI)	$20	$20	$20	$30

Third-party sales for the Extruded and End Products segment increased 15% in the 2006 second quarter and 14% in the 2006 six-month period, compared with the corresponding 2005 periods, primarily due to stronger volumes in commercial transportation, building and construction, and distribution across all businesses.

ATOI for this segment was flat in the 2006 second quarter compared with the 2005 second quarter. Gains in volumes and pricing were offset by higher energy and other input cost inflation. ATOI declined 33% in the 2006 six-month period compared with the corresponding period of 2005. The decline in the 2006 six-month period was due to operating losses at the Russian facilities and higher raw material and energy costs.

In the third quarter, consistent market and operational conditions in line with the second quarter are anticipated.

V. Engineered Solutions

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Third-party aluminum shipments (mt)	38	37	75	75

Third-party sales	$1,405	$1,282	$2,765	$2,519
Intersegment sales	—	—	—	—

Total sales	$1,405	$1,282	$2,765	$2,519

After-tax operating income (ATOI)	$100	$61	$183	$122

Third-party sales for the Engineered Solutions segment increased 10% in both the 2006 second quarter and six-month period, compared with the corresponding 2005 periods primarily due to continued strong demand in the aerospace, commercial transportation, and industrial markets, as well as capturing raw material increases in prices.

ATOI for this segment increased 64% and 50% in the 2006 second quarter and six-month period, respectively, compared with the corresponding 2005 periods, due to strong market demand, improved productivity, mix management efforts, and cost savings resulting from the 2005 restructuring program.

Demand in the aerospace and commercial transportation markets is expected to remain strong through the third quarter of 2006. However, the North American automotive and European markets are anticipated to weaken due to normally scheduled shutdowns.

VI. Packaging and Consumer

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Third-party aluminum shipments (mt)	44	46	84	80

Third-party sales	$834	$827	$1,583	$1,535
Intersegment sales	—	—	—	—

Total sales	$834	$827	$1,583	$1,535

After-tax operating income (ATOI)	$37	$41	$45	$57

Third-party sales for the Packaging and Consumer segment were relatively flat in the 2006 second quarter and increased 3% in the 2006 six-month period, compared with the corresponding 2005 periods. The increase was primarily due to improved pricing and increased volumes in the consumer products and closures businesses, offset somewhat by weakness in food packaging.

ATOI for this segment declined 10% and 21% in the 2006 second quarter and six-month period, respectively, compared with the corresponding 2005 periods. The decreases were due to higher transportation costs, energy costs, less favorable mix, and pricing challenges in the food packaging business. These negatives were offset somewhat by productivity improvements and the higher year-to-date volumes in the consumer and closures businesses noted above.

In the third quarter, a normal seasonal slowdown in the closures business is anticipated.

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

The following reconciles segment information to consolidated totals.

	Second quarter ended June 30		Six months ended June 30
	2006	2005	2006	2005
Total ATOI	$1,003	$561	$1,847	$1,109
Impact of LIFO and intersegment profit adjustments *	13	(18)	37	(20)
Unallocated amounts (net of tax):
Interest income	10	9	21	16
Interest expense	(63)	(56)	(123)	(107)
Minority interests	(124)	(60)	(229)	(120)
Corporate expense	(82)	(73)	(171)	(142)
Restructuring and other charges	6	(144)	5	(174)
Discontinued operations	(8)	(36)	(15)	(44)
Other *	(11)	277	(20)	202

Consolidated net income	$744	$460	$1,352	$720

* Prior	periods corporate LIFO expense has been reclassified from “Other” to combine the total impact of inventory related items.

The significant changes in the reconciling items between ATOI and consolidated net income for the 2006 second quarter and six-month period compared with the corresponding 2005 periods consisted of:

•	The change in the impact of LIFO and intersegment profit adjustments was attributed to higher input costs in the segments in 2006,

•	an increase in minority interests, due to an increase in earnings at Alcoa World Alumina and Chemicals (AWAC),

•	an increase in corporate expenses, primarily due to increased stock-based compensation expenses,

•	a decrease in restructuring and other charges due to the absence of new restructurings in 2006, and

•	a decrease in other, which in the first half of 2005 consisted of the net gain on the sale of Alcoa’s stake in Elkem of $180, the $120 tax benefit related to the finalization of certain tax reviews and audits, slightly offset by the $58 charge related to the closure of the Hamburger Aluminium-Werk facility in Germany.

The following table details segment assets.

	June 30, 2006	December 31, 2005
Alumina	$4,573	$4,268
Primary Metals	9,698	8,566
Flat-Rolled Products	5,069	3,963
Extruded and End Products	2,673	2,218
Engineered Solutions	6,049	5,733
Packaging and Consumer	2,840	2,787

Total segment assets **	$30,902	$27,535

** The	difference between the segment total and consolidated assets is in Corporate.

The increase in segment assets across all segments in the first half of 2006 was primarily due to higher customer receivables and increased inventories from favorable market conditions, higher realized prices, and the strategic, targeted building of inventory in preparation for a potential work stoppage. The increase in segment assets in the Alumina and Primary Metals segments was also due to capital spending on growth projects, including alumina refinery upgrades in Pinjarra, Australia and Jamaica, as well as the construction of the smelter in Iceland and the anode plant in Norway.

Statement of Financial Position

Comprehensive income was $644 in the second quarter ended June 30, 2006, which consisted primarily of $744 in net income for the second quarter; $181 in unrealized losses on available-for-sale securities; a $169 increase in unrealized translation adjustments due to a weaker U.S. Dollar; a $94 change in the minimum pension liability due to the remeasurement, using an updated discount rate, of certain pension and postretirement benefit plan liabilities due to plan amendments associated with the ratification of the four-year labor agreement between Alcoa and the USW; and unrecognized losses on derivatives of $182, principally due to the decrease in the fair value of aluminum and natural gas cash flow hedges.

Comprehensive income was $1,279 in the six-month period ended June 30, 2006, which consisted primarily of $1,352 in net income; $12 in unrealized losses on available-for-sale securities; a $203 increase in unrealized translation adjustments due to a weaker U.S. Dollar; a $94 change in the minimum pension liability as noted previously; and unrecognized losses on derivatives of $358, due to the decrease in the fair value of aluminum and natural gas cash flow hedges.

Liquidity and Capital Resources

Cash from Operations

Cash from operations was $486 in the 2006 six-month period compared with cash from operations of $145 in the same period of 2005. The increase of $341 is principally due to higher earnings, partially offset by increased working capital requirements.

Financing Activities

Cash provided from financing activities was $540 in the 2006 six-month period, a change of $239 compared with cash from financing activities of $301 in the corresponding period of 2005. The change was principally due to a net increase in borrowings of $402, primarily commercial paper used to fund working capital requirements and capital projects, partially offset by cash used to pay dividends to minority interests and to repurchase common stock to offset the dilutive effect associated with stock option exercises.

Investing Activities

Cash used for investing activities was $1,352 in the 2006 six-month period compared with $437 in the 2005 six-month period. The increase in cash used of $915 was primarily due to: a $487 increase in capital expenditures primarily related to growth projects including the construction of the Iceland smelter, the anode facility in Norway, and alumina refinery upgrades in Pinjarra, Australia and Jamaica; the absence of cash proceeds of $1,077 in 2005 from the sale of Alcoa’s stake in Elkem ASA and Integris Metals; and the absence of cash outlays for acquisitions that used $433 in 2005 associated with the two Russian fabricating facilities and the acquisition of full ownership of the AFL automotive business.

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

Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period following the date of grant. Prior to the adoption of SFAS No. 123(R), Alcoa used the nominal vesting approach related to retiree-eligible employees, in which the compensation expense is recognized ratably over the original vesting period. As part of Alcoa’s stock-based compensation plan design, individuals that are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in early January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retiree-eligible employees. Compensation expense for the second quarter and six-month period ended June 30,

2006 was $22 ($13 after tax) and $50 ($33 after tax), respectively. Of these amounts, $10 and $30 in the second quarter and six-month period, respectively, pertain to retirement-eligible employees.

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

Recently Issued and Recently Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. Alcoa is currently evaluating the impact of this statement on the company.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 36 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 66 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the construction work was completed in 2005 with monitoring proposed for 2006. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in 2007. This information will be used by the EPA to propose a remedy for the entire river.

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

Alcoa’s remediation reserve balance was $353 and $390 at June 30, 2006 and December 31, 2005 (of which $51 and $40 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first half of 2006, the remediation reserve was decreased by approximately $17 primarily due to an adjustment for the liabilities at Russian fabricating facilities acquired in January 2005. This adjustment was made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities with these facilities. This adjustment was recorded as an opening balance sheet adjustment and had no impact on net income. Payments related to remediation expenses were approximately $20 in the first half of 2006. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum products and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 720,000 mt at June 30, 2006, to reduce the aluminum price risk of these exposures. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within four years.

Alcoa has also entered into futures and option contracts, totaling approximately 331,000 metric tons at June 30, 2006, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2006 to 2010.

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 128,000 mt at June 30, 2006. In addition, Alcoa has entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pre-tax earnings impact from aluminum derivative and hedging activities was a gain of approximately $3 in the 2006 second quarter and a loss of $15 in the six-month period. The loss in the six-month period was principally due to an embedded LME derivative in a power contract.

Alcoa purchases natural gas, fuel oil, and electricity to meet its production requirements and believes it is highly likely that such purchases will continue in the future. These purchases expose the company to the risk of higher prices. To hedge a portion of these risks, Alcoa uses futures and forward contracts. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within five years.

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

Fair values – The following table shows the fair values of outstanding derivatives contracts at June 30, 2006.

Fair value gain/(loss)
Aluminum	$(330)
Interest rates	(190)
Other commodities	(16)
Currencies	96

Aluminum consists primarily of losses on embedded derivatives in power contracts in Iceland and Brazil and our share of losses on hedge contracts of Norwegian smelters that are accounted for under the equity method.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Alcoa’s internal control over financial reporting during the six-month period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in May through October 2002, eleven lawsuits were filed against Reynolds Metals Company (Reynolds) and Alcoa in the District Court of Wharton County, Texas and one in the United States District Court, Southern District of Texas, Victoria Division. The lawsuits sought to recover damages relating to the presence of trichloroethylene in the groundwater near a former Reynolds extrusion facility in El Campo, Texas. Four of the cases were later dismissed and the remaining cases were consolidated into a single case in the District Court of Wharton County, Texas. Bon L Campo Limited Partnership and its parent, Tredegar Corporation, operators of the plant from 1997-2000, have also been listed among the defendants in some of the lawsuits. The only significant personal injury claim was settled in 2003. Alcoa, on behalf of itself, Reynolds, a Reynolds subsidiary, Bon L Campo LP, and Tredegar, has settled the claims of nearly all remaining plaintiffs, whose property is affected by the groundwater, including through the installation and operation of an extension of the City of El Campo water system using funds provided by Alcoa. Summary judgment was granted against the plaintiffs who did not own property affected by the groundwater. One group of these plaintiffs has filed an appeal of that summary judgment in No. 13-06-00240-CV in the 13th District Court of Appeals at Corpus Christi, Texas. Reynolds sued its predecessor in interest, Whitaker Corporation, seeking contribution toward the environmental cleanup of the facility. In March 2006 Alcoa and Whitaker reached a settlement whereby Whitaker will pay Alcoa a share of previous cleanup expenditures in installments to be completed by August 2006. Whitaker has also agreed to assume responsibility for the cleanup project under oversight by the State of Texas and Alcoa has agreed to reimburse to Whitaker a share of the future cleanup costs.

As previously reported, in 2002, Alcoa discovered that a former Reynolds distribution business sold approximately 750,000 pounds of aluminum plate made by unrelated companies for use in the Northwest maritime industry that is not suitable for that use. Reynolds notified the U.S. Coast Guard of the issue and worked cooperatively with it to identify and notify customers of the defective metal. An inspection process was employed to evaluate the identified metal and permit remedial efforts and settlements with affected boat builders and owners. All of the lawsuits previously filed by ship owners or operators have been resolved. As of the fourth quarter of 2005, all boats for which potential claims were anticipated have been identified and resolutions have been agreed to. During 2004, Alcoa reached resolution of a coverage suit with one of its carriers and used a portion of the proceeds to establish a reserve to cover the expected remaining claims. The suit filed against the manufacturers and sellers of the material was tried before a Washington State federal jury in May 2006 resulting in a judgment in favor of Alcoa totaling $75.7 million, including the prejudgment interest awarded by the court following the jury’s verdict. In July 2006, prior to the expiration of the period for appeal of the judgment the parties agreed to a settlement of the matter and dismissal of any further court proceedings. Alcoa and its insurers continue to discuss the proper allocation of the settlement funds. No gain has been recorded in the financial statements due to the uncertainty associated with the final settlement.

On April 5, 2006, Alcoa was notified by the Court of Venice (Tribunal di Venezia) that Alcoa Trasformazioni S.r.l., Fusina site (Venice), was sued by the Italian Minister of Environment and Minister of Public Works for an alleged liability for environmental damages. The plaintiffs asserted that Alcoa, as present owner of the site contaminated by previous activities, had the duty to act promptly to prevent the site from contaminating the Venice Lagoon and its surrounding natural resources. Alcoa Trasformazioni denies responsibility for the pre-existing condition and for failing to eliminate or circumscribe the pollution which was already the object of initiatives by the public authorities and a clear duty of the previous owner and plant seller. Alcoa has sued Alumix and Efim (the sellers of the Fusina site) before the Court of Rome for indemnification against any liability related to the pollution of former Alumix sites, purchased by Alcoa in 1996. Plaintiffs seek compensation for damages to the environment plus costs of installing a physical barrier along the plant’s border with the Lagoon.

On June 26, 2006, Alcoa Aluminio S.A. (Alcoa Aluminio) received a Notice of Violation and Fine from Brazil’s Federal Revenue Department seeking payment of an isolated fine for alleged non-anticipation of payment of annual Corporate Income (CI) and Social Contribution Taxes (SCT), calculated under the presumed monthly taxable income mechanism. The claim is based on Alcoa Aluminio’s not qualifying for the alternative method of anticipation of payment of CI and SCT used by the company, consisting of calculating such anticipations based on the actual taxable income mechanism, in accordance with applicable legislation. The claim seeks payment of Brazilian Real $669 million (equivalent to approximately US$304 million) and encompasses fiscal years from 2000 to 2005. Alcoa Aluminio believes that the claim is without merit and will present its defenses at all appropriate levels – administrative or judicial – of the Brazilian legal system.

The U.S. Environmental Protection Agency, the U.S. Department of Justice (DOJ), three citizens groups and Alcoa entered into a consent decree in 2003 in order to settle alleged violations of the Clean Air Act at Alcoa’s Rockdale, Texas power plant. The consent decree was executed by Alcoa on March 27, 2003 and lodged with the U.S. District Court for the Western District of Texas on April 19, 2003. The court ordered entry of the consent decree on July 28, 2003. On July 18, 2006, pursuant to the terms of the consent decree, DOJ submitted a demand for stipulated penalties for alleged violations of opacity and sulphur dioxide limits at the power plant. The total demand for stipulated penalties is $9.2 million. Alcoa will contest the demand through the dispute resolution provisions of the consent decree.

On July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with EC Treaty state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EU Commission in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The Commission’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately pre-tax $17 million per month in higher power costs at its Italian smelters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2006	48,982	$30.24	—	26,200,282
February 1 - February 28, 2006	1,479,800	$30.03	1,479,800	24,720,482
March 1 - March 31, 2006	528,412	$29.90	520,200	24,200,282

Total for quarter ended March 31, 2006	2,057,194	$30.00	2,000,000	24,200,282

April 1 – April 30, 2006	2,066,050	$33.92	2,000,000	22,200,282
May 1 – May 31, 2006	2,636,111	$31.54	2,600,000	19,600,282
June 1 – June 30, 2006	—	—	—	19,600,282

Total for quarter ended June 30, 2006	4,702,161	$32.59	4,600,000	19,600,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorizes the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

Information called for by this item with respect to the annual meeting of Alcoa shareholders held on April 21, 2006, is contained in Part II – Item 4 of Alcoa’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Alcoa Inc.

July 26, 2006	By	/s/ JOSEPH C. MUSCARI
Date		Joseph C. Muscari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 26, 2006	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President - Corporate Controller (Principal Accounting Officer)

EXHIBITS

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002