Form 10-Q
period 2006-09-30
ALCOA INC
filed 2006-10-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 23, 2006, 867,099,691 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$562	$762
Receivables from customers, less allowances of $84 in 2006 and $75 in 2005	3,523	2,860
Other receivables	337	427
Inventories (J)	4,064	3,392
Fair value of derivative contracts	241	520
Prepaid expenses and other current assets	1,043	713

Total current assets	9,770	8,674

Properties, plants, and equipment, at cost	29,025	26,769
Less: accumulated depreciation, depletion, and amortization	14,544	13,661

Net properties, plants, and equipment	14,481	13,108

Goodwill	6,286	6,212
Investments	1,379	1,370
Other assets	4,145	4,084
Assets held for sale (H)	243	248

Total assets	$36,304	$33,696

LIABILITIES
Current liabilities:
Short-term borrowings	$441	$300
Commercial paper	2,193	912
Accounts payable, trade	2,700	2,570
Accrued compensation and retirement costs	1,040	1,096
Taxes, including taxes on income	1,019	871
Other current liabilities	1,166	1,445
Long-term debt due within one year	855	58

Total current liabilities	9,414	7,252

Long-term debt, less amount due within one year	4,446	5,279
Accrued pension benefits	1,275	1,500
Accrued postretirement benefits	2,082	2,105
Other noncurrent liabilities and deferred credits	1,931	1,821
Deferred income taxes	795	875
Liabilities of operations held for sale (H)	127	126

Total liabilities	20,070	18,958

MINORITY INTERESTS	1,529	1,365

COMMITMENTS AND CONTINGENCIES (K)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,811	5,720
Retained earnings	10,706	9,345
Treasury stock, at cost	(2,022)	(1,899)
Accumulated other comprehensive loss (L)	(770)	(773)

Total shareholders’ equity	14,705	13,373

Total liabilities and equity	$36,304	$33,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales (M)	$7,631	$6,401	$22,539	$19,032

Cost of goods sold	6,015	5,263	17,186	15,366
Selling, general administrative, and other expenses	326	304	1,035	947
Research and development expenses	53	51	150	143
Provision for depreciation, depletion, and amortization	325	319	955	941
Restructuring and other charges (D)	(3)	7	(11)	266
Interest expense	101	96	291	261
Other income, net (F)	(48)	(92)	(144)	(475)

Total costs and expenses	6,769	5,948	19,462	17,449

Income from continuing operations before taxes on income	862	453	3,077	1,583
Provision for taxes on income (G)	213	109	836	360

Income from continuing operations before minority interests’ share	649	344	2,241	1,223
Less: Minority interests’ share	109	59	338	179

Income from continuing operations	540	285	1,903	1,044
(Loss) income from discontinued operations (H)	(3)	4	(14)	(35)

NET INCOME	$537	$289	$1,889	$1,009

EARNINGS (LOSS) PER COMMON SHARE (I)
Basic:
Income from continuing operations	$.62	$.33	$2.19	$1.20
Loss from discontinued operations	—	—	(.02)	(.04)

Net income	$.62	$.33	$2.17	$1.16

Diluted:
Income from continuing operations	$.62	$.32	$2.17	$1.19
(Loss) income from discontinued operations	(.01)	.01	(.01)	(.04)

Net income	$.61	$.33	$2.16	$1.15

Dividends paid per common share	$.15	$.15	$.45	$.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2006	2005
CASH FROM OPERATIONS
Net income	$1,889	$1,009
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	955	944
Deferred income taxes	(78)	(116)
Equity (income) loss, net of dividends	(65)	48
Restructuring and other charges (D)	(11)	266
Gains from investing activities – sale of assets	(11)	(409)
Provision for doubtful accounts	16	13
Loss from discontinued operations (H)	14	35
Minority interests	338	179
Stock-based compensation (B)	57	18
Excess tax benefits from share-based payment arrangements	(16)	—
Other	(128)	(28)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Increase in receivables	(402)	(531)
Increase in inventories	(565)	(491)
Increase in prepaid expenses and other current assets	(201)	(26)
(Decrease) increase in accounts payable and accrued expenses	(404)	277
Increase (decrease) in taxes, including taxes on income	202	(68)
Cash paid on long-term aluminum supply contract	—	(93)
Pension contributions	(344)	(364)
Net change in noncurrent assets and liabilities	(12)	17

CASH PROVIDED FROM CONTINUING OPERATIONS	1,234	680
CASH USED FOR DISCONTINUED OPERATIONS	—	(43)

CASH PROVIDED FROM OPERATIONS	1,234	637

FINANCING ACTIVITIES
Net changes to short-term borrowings	86	4
Common stock issued for stock compensation plans	141	27
Repurchase of common stock	(290)	—
Dividends paid to shareholders	(392)	(393)
Dividends paid to minority interests	(281)	(74)
Net change in commercial paper	1,281	532
Additions to long-term debt	20	272
Payments on long-term debt	(32)	(249)
Excess tax benefits from share-based payment arrangements	16	—
Other	64	—

CASH PROVIDED FROM FINANCING ACTIVITIES	613	119

INVESTING ACTIVITIES
Capital expenditures	(2,054)	(1,365)
Capital expenditures of discontinued operations	(4)	(11)
Acquisition of minority interests	(1)	(176)
Acquisitions, net of cash acquired	8	(257)
Proceeds from the sale of assets	19	90
Sale of investments	7	1,081
Change in short-term investments and restricted cash	(3)	(17)
Additions to investments	(52)	(18)
Other	8	(8)

CASH USED FOR INVESTING ACTIVITIES	(2,072)	(681)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	—

Net change in cash and cash equivalents	(200)	75
Cash and cash equivalents at beginning of year	762	457

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$562	$532

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The Condensed Consolidated Financial Statements are unaudited. These statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position, and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain amounts have been reclassified to conform to current period presentation.

This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes all disclosures required by accounting principles generally accepted in the United States of America.

B. Stock-Based Compensation – On January 1, 2006, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. This expense must be recognized ratably over the requisite service period following the date of grant. Alcoa has elected the modified prospective application method for adoption, and prior period financial statements have not been restated. Prior to January 1, 2006, Alcoa accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

The following table summarizes the total compensation expense recognized for all options and stock awards:

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Compensation expense reported in income:
Stock option grants	$1	$—	$7	$—
Stock award grants	6	6	50	18

Total compensation expense before income taxes	7	6	57	18
Income tax benefit	2	2	19	6

Total compensation expense, net of income tax benefit	$5	$4	$38	$12

Prior to January 1, 2006, no stock-based compensation expense was recognized for stock options. As a result of the implementation of SFAS 123(R), Alcoa recognized additional compensation expense of $1 pre-tax ($1 after tax) and $7 pre-tax ($5 after tax) in the 2006 third quarter and nine-month period, respectively. The 2006 third quarter amount resulted in no impact on earnings per share, and the 2006 nine-month period amount impacted basic earnings per share by $.01. There was no stock-based compensation expense capitalized in the 2006 and 2005 nine-month periods. Alcoa’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below if employee stock option compensation expense had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”

	Third quarter ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$289	$1,009
Add: compensation expense reported in net income, net of income tax	—	—

Less: compensation expense determined under the fair value method, net of income tax	9	26

Pro forma net income	$280	$983

Basic earnings per share:
As reported	$.33	$1.16
Pro forma	.32	1.13
Diluted earnings per share:
As reported	$.33	$1.15
Pro forma	.32	1.12

As of January 1, 2005, Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at the grant date for future option grants. The fair value of each option is estimated on the date of grant or subsequent reload using the lattice pricing model with the following assumptions:

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

The following table summarizes stock option activity for the nine months ended September 30, 2006 (shares and aggregate intrinsic value in millions):

2006
Outstanding at January 1, 2006:
Number of options	88.6
Weighted average exercise price	$33.50
Granted:
Number of options	3.1
Weighted average exercise price	$29.16
Exercised:
Number of options	(6.1)
Weighted average exercise price	$24.12
Expired or forfeited:
Number of options	(4.5)
Weighted average exercise price	$36.21

Outstanding at September 30, 2006:
Number of options	81.1
Weighted average exercise price	$33.88
Aggregate intrinsic value	$70

Exercisable at September 30, 2006:
Number of options	78.0
Weighted average exercise price	$34.07
Aggregate intrinsic value	$70

The total intrinsic value of options exercised for the third quarter and nine-month period ended September 30, 2006, was $2 and $55, respectively. For the third quarter and nine-month period ended September 30, 2006, the cash received from exercises was $5 and $141, respectively, and the tax benefit realized was $1 and $16, respectively.

The following tables summarize certain stock option information at September 30, 2006 (shares in millions):

Options Fully Vested and/or Expected to Vest

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$ 4.38 - $12.15	0.1	1.02	$11.66	$2
$12.16 - $19.93	1.1	1.11	17.10	12
$19.94 - $27.71	9.8	5.02	22.28	56
$27.72 - $35.49	23.4	3.60	30.83	—
$35.50 - $45.59	46.7	3.31	38.28	—

Total	81.1	3.57	33.88	$70

Options Fully Vested and Exercisable
Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$ 4.38 - $12.15	0.1	1.02	$11.66	$2
$12.16 - $19.93	1.1	1.11	17.10	12
$19.94 - $27.71	9.7	5.02	22.27	56
$27.72 - $35.49	20.4	3.35	31.07	—
$35.50 - $45.59	46.7	3.31	38.29	—

Total	78.0	3.50	34.07	$70

The following table summarizes the non-vested stock and performance options at September 30, 2006 (shares in millions):

Non-Vested Option Grants
	Number	Weighted average FMV
Non-vested at January 1, 2006	4.2	$5.51
Granted	3.1	5.98
Vested	(4.0)	5.49
Forfeited	(0.2)	5.98

Non-vested at September 30, 2006	3.1	5.98

The following table summarizes the non-vested stock and performance share awards at September 30, 2006 (shares in millions):

Non-Vested Awards
	Stock Awards	Performance Share Awards	Total	Weighted average FMV
Outstanding at January 1, 2006	2.1	0.5	2.6	$31.66
Granted	2.3	0.4	2.7	29.06
Forfeited	(0.3)	–	(0.3)	30.59
Performance share adjustment	—	(0.2)	(0.2)	29.54

Outstanding at September 30, 2006	4.1	0.7	4.8	30.39

As of September 30, 2006, there was $11 (pre-tax) of unrecognized compensation expense related to non-vested stock option grants, and $57 (pre-tax) of unrecognized compensation expense related to stock award grants. These expenses are expected to be recognized over a weighted average period of 2.1 years. As of September 30, 2006, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods.

Stock-based compensation expense (pre-tax)
Remainder of 2006	$10
2007	33
2008	24
2009	1

Total	$68

Alcoa issues treasury shares for the exercise of employee stock options. As of September 30, 2006, 127 million shares of common stock were reserved for issuance under Alcoa’s stock-based compensation plans. Alcoa has a policy of repurchasing shares to cover the dilution associated with option exercises and expects to repurchase shares in an amount that approximates options exercised during 2006.

C. Recently Issued and Recently Adopted Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).

SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement becomes effective for Alcoa for its December 31, 2006 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the funded status of Alcoa’s pension and postretirement benefit plans in the December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS 158 will result in the following estimated impacts: the recognition of a $1,500 liability, a deferred tax asset of $500, and a $1,000 other comprehensive loss. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of Alcoa’s pension and postretirement benefit plans as of December 31, 2006.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for Alcoa for its December 31, 2008 year-end. The funded status of the majority of Alcoa’s pension and other postretirement benefit plans are currently measured as of December 31.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alcoa on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Alcoa’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Alcoa for its December 31, 2006 year-end. The adoption of SAB 108 is not expected to have a material impact on Alcoa’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for Alcoa on January 1, 2007. Management is currently evaluating the impact of this interpretation and does not expect the adoption of FIN 48 to have a material impact on Alcoa’s consolidated financial statements.

Effective January 1, 2006, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (EITF 04-6). EITF 04-6 requires that stripping costs incurred during the production phase of a mine are to be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. Upon adoption, Alcoa recognized a cumulative effect adjustment in the opening balance of retained earnings of $3, representing the reduction in the net book value of post-production stripping costs of $8, offset by a related deferred tax liability of $3 and minority interests of $2.

D. Restructuring and Other Charges – Alcoa recorded income of $3 ($2 after tax and minority interests) and $11 ($7 after tax and minority interests) in the 2006 third quarter and nine-month period, respectively, for restructuring and other charges, resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances.

For the full year 2005, Alcoa recorded charges of $292 ($190 after tax and minority interests) for restructuring and other items, resulting from the global realignment of Alcoa’s organization structure. The 2005 charges were comprised of the following components: $238 of charges for employee termination and severance costs associated with approximately 8,450 salaried and hourly employees, spread globally across the company; $86 related to asset impairments for structures, machinery, and equipment; and $16 for exit costs, consisting primarily of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term. Reversals of previously recorded layoff and other costs of $48 were primarily due to Alcoa’s decision to sell certain locations that it previously planned to shut down in 2005. The 2005 restructuring charges have been reclassified from amounts previously reported to reflect the movement of the home exteriors business and the Hawesville, KY automotive casting facility to discontinued operations in 2006. Charges related to these businesses consisted of asset impairments of $45 and charges of $2 for employee termination and severance costs associated with 183 employees. As of September 30, 2006, approximately 5,150 of the 8,450 employees associated with the 2005 restructuring program had been terminated. For further details on the 2005 restructurings, see Note D to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

Cash payments of approximately $32 were made against total reserves in the 2006 nine-month period. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $20 in reserves for ongoing site remediation work over the next several years. Restructuring and other charges are not included in the segment results.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2004	$25	$39	$64
2005:
Cash payments	(78)	(7)	(85)
Restructuring charges	238	6	244
Reversals of previously recorded restructuring charges	(48)	—	(48)

Reserve balances at December 31, 2005	137	38	175
2006:
Cash payments	(29)	(3)	(32)
Restructuring charges	2	3	5
Reversals of previously recorded restructuring charges	(15)	(4)	(19)

Reserve balances at September 30, 2006	$95	$34	$129

E. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost follow.

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2006	2005	2006	2005
Service cost	$52	$52	$156	$156
Interest cost	158	154	467	462
Expected return on plan assets	(184)	(183)	(553)	(537)
Amortization of prior service cost	4	6	10	18
Recognized actuarial loss	28	25	91	71

Net periodic benefit cost	$58	$54	$171	$170

	Third quarter ended September 30,		Nine months ended September 30,
Postretirement benefits	2006	2005	2006	2005
Service cost	$8	$8	$24	$24
Interest cost	54	55	155	163
Expected return on plan assets	(4)	(4)	(12)	(12)
Amortization of prior service cost	3	1	7	3
Recognized actuarial loss	12	15	52	45

Net periodic benefit cost	$73	$75	$226	$223

The net periodic benefit cost for postretirement benefits for the third quarter of 2006 and 2005 reflects a reduction of approximately $13 and $6, respectively, related to the recognition of the federal subsidy under Medicare Part D. The net periodic benefit cost for postretirement benefits for the first nine months of 2006 and 2005 reflects a reduction of approximately $39 and $18, respectively, related to the Medicare Part D subsidy. For further details on the Medicare Part D subsidy, see Note W to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

Alcoa made a discretionary contribution to its pension plans of $200 in the third quarter of 2006 and $300 in the third quarter of 2005. In addition, Alcoa made required contributions to its pension plans of $144 in the 2006 nine-month period and $64 in the 2005 nine-month period.

The four-year labor agreement between Alcoa and the United Steelworkers that was ratified on June 22, 2006 required a remeasurement of certain pension and postretirement benefit plan liabilities due to plan amendments. The discount rate was updated from the December 31, 2005 rate of 5.7% to 6.5% at May 31, 2006. The effects of the remeasurement resulted in a decrease in the December 31, 2005 pension and postretirement benefit obligations of $276 and $76, respectively. The decrease in the liabilities reduces the plans’ unrecognized net actuarial losses. To the extent the unrecognized net actuarial losses exceed certain thresholds, the excess will continue to be recognized as prescribed under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for

Postretirement Benefits Other than Pensions.” Generally, these amounts are amortized over the estimated future service of plan participants. The 2006 net periodic benefit cost increases approximately $4 for pension and $23 for postretirement plans, $6 of which was included in the third quarter of 2006. Other comprehensive income (see Note L) included $94 due to the reduction in the minimum pension liability, primarily resulting from the remeasurement of the plan liability.

F. Other Income, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Equity income	$15	$21	$61	$—
Interest income	35	18	67	43
Dividend income	—	—	24	19
Foreign exchange losses	(9)	(11)	(25)	(11)
Gain on sales of assets	4	67	12	409
Other income (expense)	3	(3)	5	15

	$48	$92	$144	$475

G. Income Taxes – The effective tax rate of 27.2% for the 2006 nine-month period differs from the U.S. federal statutory rate of 35% due to income being taxed in lower rate jurisdictions. It also differs from the 2005 nine-month period effective tax rate of 22.7% primarily due to the $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This 2005 benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA that was recorded in the first quarter of 2005. The effective tax rate of 24.7% for the 2006 third quarter differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income and a discrete tax benefit of $18 related to the cumulative correction of Alcoa’s deferred tax assets attributable to an international location.

H. Discontinued Operations and Assets Held for Sale – In the third quarter of 2006, Alcoa reclassified its home exteriors business to discontinued operations upon the signing of a definitive sale agreement with Ply Gem Industries, Inc. (See Note N for more information). In the first quarter of 2006, Alcoa reclassified the Hawesville, KY automotive casting facility to discontinued operations upon closure of the facility. The condensed consolidated financial statements for all periods presented have been reclassified to reflect these businesses in discontinued operations. The operating results of the home exteriors business and the automotive casting facility are not included in the Extruded and End Products segment and the Engineered Solutions segment, respectively.

For the periods presented in the Condensed Consolidated Financial Statements, businesses classified as assets held for sale/discontinued operations included the home exteriors business, the telecommunications business, a small casting facility in Europe, and the Hawesville, KY automotive casting facility. The imaging and graphic communications business, the protective packaging business, and the flexible packaging business in South America were also included in the 2005 discontinued operations results.

In the third quarter of 2006, Alcoa recorded a loss of $3 (after tax and minority interests) from discontinued operations, consisting primarily of operating losses. In the second quarter of 2006, Alcoa recorded a loss of $5 (after tax and minority interests) from discontinued operations, consisting primarily of operating losses principally related to the casting facility in Europe that was permanently shutdown in the second quarter of 2006. In the first quarter of 2006, Alcoa recorded a loss of $6 (after tax and minority interests) from discontinued operations, consisting of operating losses of $3 and a loss of $3 related to the 2005 sale of the imaging and graphics communications business.

In the third quarter of 2005, Alcoa recorded income of $4 (after tax and minority interests) in discontinued operations, consisting of the following: $9 in net operating income on businesses to be divested; a $4 loss associated with the divestiture of the protective packaging business; and a $1 impairment charge associated with the divestiture of Alcoa’s interest in the AFL telecommunications business. In the second quarter of 2005, Alcoa recorded a loss of $30 (after tax and minority interests) in discontinued operations, consisting of the following: a $28 loss associated with the closure of the Hawesville, KY automotive casting facility, primarily related to asset impairments; $7 in net operating income on businesses to be divested; a $5 loss associated with the divestiture of Alcoa’s interest in the AFL telecommunications business; and a $4 impairment charge to reflect the estimated fair value of the protective packaging business. In the first quarter of 2005, Alcoa recorded a loss of $9 (after tax and minority interests) in discontinued operations consisting of the following: a loss of $8 in connection with the divestiture of Alcoa’s interest in the AFL telecommunications business; a $4 impairment charge to reflect the estimated fair value of the protective packaging business and the casting facility in Europe; and net operating income of $3.

The following table details selected financial information for the businesses included within discontinued operations.

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$154	$254	$471	$815

(Loss) income from operations, excluding loss on sale of businesses and loss from impairment	$(3)	$12	$(12)	$28
Loss on sale of businesses	(1)	(6)	(3)	(13)
Loss from impairment	—	—	(1)	(57)

Total pretax (loss) income	(4)	6	(16)	(42)
Income tax benefit (expense)	1	(2)	2	5
Minority interests	—	—	—	2

(Loss) income from discontinued operations	$(3)	$4	$(14)	$(35)

The major classes of assets and liabilities of operations held for sale in the balance sheet are as follows:

	September 30, 2006	December 31, 2005
Assets:
Receivables, less allowances	$93	$78
Inventories	51	61
Properties, plants, and equipment, net	57	63
Goodwill	37	37
Other assets	5	9

Total assets held for sale	$243	$248

Liabilities:
Accounts payable and accrued expenses	$123	$125
Other liabilities	4	1

Total liabilities of operations held for sale	$127	$126

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$540	$285	$1,903	$1,044
Less: preferred stock dividends	—	—	1	1

Income from continuing operations available to common shareholders	$540	$285	$1,902	$1,043

Average shares outstanding – basic	868	873	869	872
Effect of dilutive securities:
Shares issuable upon exercise of dilutive stock options	5	4	6	6

Average shares outstanding – diluted	873	877	875	878

Options to purchase 70 million and 74 million shares of common stock each at an average exercise price of $36.00 were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the option exercise price was greater than the average market price of the common shares.

J. Inventories

	September 30, 2006	December 31, 2005
Finished goods	$1,245	$962
Work in process	1,268	1,024
Bauxite and alumina	507	486
Purchased raw materials	773	691
Operating supplies	271	229

	$4,064	$3,392

Approximately 45% of total inventories at September 30, 2006 was valued on a LIFO basis. If valued on an average cost basis, total inventories would have been $1,019 and $858 higher at September 30, 2006, and December 31, 2005, respectively. The increase in the LIFO reserve resulted in a charge to cost of goods sold of $30 ($19 after tax) and $161 ($104 after tax) in the 2006 third quarter and nine-month period, respectively.

K. Commitments and Contingencies – Various lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, Alcoa’s management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position or liquidity of the company.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 36 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 65 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery in Texas, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation has been reserved. It is reasonably possible that an additional liability, not expected to exceed $75, may be incurred if actual experience varies from the original assumptions used.

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

Alcoa’s remediation reserve balance was $345 and $390 at September 30, 2006 and December 31, 2005 (of which $52 and $40 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2006 nine-month period, the remediation reserve was decreased by approximately $15 primarily due to an adjustment for the liabilities at Russian fabricating facilities acquired in January 2005. This adjustment was made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities with these facilities. This adjustment was recorded as an opening balance sheet adjustment and had no impact on net income. Payments related to remediation expenses were approximately $30 in the 2006 nine-month period. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third-party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Other

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

Its total investment in these projects was $170 and $152 at September 30, 2006 and December 31, 2005, respectively. Alcoa’s maximum exposure to loss on these completed projects is $503, which represents Alcoa’s investment and guarantees of debt.

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

In 2004, Alcoa agreed to acquire a 20% interest in a consortium formed to acquire the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia in exchange for an initial cash investment of $17, which was classified as an equity investment. Alcoa has made additional contributions of $42, including $6 in the third quarter of 2006, $12 in the second quarter of 2006 and $5 in the first quarter of 2006, and committed to invest an additional $63 to be paid as the pipeline expands through 2008. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of power to Alcoa’s refineries in Western Australia. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $300.

On July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $17 (pre-tax) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until mid to late 2007.

L. Comprehensive Income

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$537	$289	$1,889	$1,009
Changes in accumulated other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale securities	(58)	42	(70)	21
Unrealized translation adjustments	120	63	323	(385)
Additional minimum pension liability	—	—	94	—
Unrecognized gains (losses) on derivatives:
Net change from periodic revaluations	24	183	(281)	270
Net amount reclassified to income	(10)	(39)	(63)	(79)

Net unrecognized gains (losses) on derivatives	14	144	(344)	191

Comprehensive income	$613	$538	$1,892	$836

M. Segment Information – Alcoa’s reportable segments, as reclassified for discontinued operations and assets held for sale, follow. The differences between segment totals and consolidated totals are in Corporate.

Third quarter ended September 30, 2006	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$733	$1,476	$2,115	$1,146	$1,345	$815	$7,630
Intersegment sales	524	1,467	65	20	—	—	2,076

Total sales	$1,257	$2,943	$2,180	$1,166	$1,345	$815	$9,706

Profit and loss:
Equity (loss) income	$(2)	$16	$—	$—	$1	$—	$15
Depreciation, depletion and amortization	47	100	57	29	43	30	306
Income taxes	108	140	19	7	35	8	317
ATOI	271	346	48	16	75	24	780

Third quarter ended September 30, 2005
Sales:
Third-party sales	$531	$1,204	$1,679	$930	$1,242	$806	$6,392
Intersegment sales	424	1,108	29	14	—	—	1,575

Total sales	$955	$2,312	$1,708	$944	$1,242	$806	$7,967

Profit and loss:
Equity income	$—	$20	$—	$—	$—	$—	$20
Depreciation, depletion and amortization	44	93	57	30	42	31	297
Income taxes	47	50	30	7	23	14	171
ATOI	156	168	81	16	34	28	483

Nine months ended September 30, 2006	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$2,074	$4,473	$6,170	$3,349	$4,110	$2,398	$22,574
Intersegment sales	1,594	4,684	180	74	—	—	6,532

Total sales	$3,668	$9,157	$6,350	$3,423	$4,110	$2,398	$29,106

Profit and loss:
Equity (loss) income	$(3)	$64	$(1)	$—	$1	$—	$61
Depreciation, depletion and amortization	136	298	164	87	125	92	902
Income taxes	313	546	70	16	116	22	1,083
ATOI	791	1,280	193	33	258	69	2,624

Nine months ended September 30, 2005
Sales:
Third-party sales	$1,569	$3,417	$5,097	$2,837	$3,761	$2,341	$19,022
Intersegment sales	1,256	3,626	99	47	—	—	5,028

Total sales	$2,825	$7,043	$5,196	$2,884	$3,761	$2,341	$24,050

Profit and loss:
Equity (loss) income	$(1)	$(38)	$—	$—	$1	$1	$(37)
Depreciation, depletion and amortization	128	273	163	89	134	94	881
Income taxes	174	217	81	18	79	42	611
ATOI	499	580	226	41	156	85	1,587

The following table reconciles segment information to consolidated totals.

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total ATOI	$780	$483	$2,624	$1,587
Unallocated amounts (net of tax):
Impact of LIFO *	(19)	(22)	(104)	(43)
Interest income	23	12	44	28
Interest expense	(66)	(62)	(189)	(169)
Minority interests	(109)	(59)	(338)	(179)
Corporate expense	(64)	(82)	(235)	(224)
Restructuring and other charges	2	(5)	7	(179)
Discontinued operations	(3)	4	(14)	(35)
Other	(7)	20	94	223

Consolidated net income	$537	$289	$1,889	$1,009

*	Certain amounts have been reclassified to Other so that this line reflects only the impact of LIFO.

The following table details segment assets.

	September 30, 2006	December 31, 2005
Alumina	$4,814	$4,268
Primary Metals	9,978	8,566
Flat-Rolled Products	5,031	3,963
Extruded and End Products	2,409	2,021
Engineered Solutions	6,056	5,733
Packaging and Consumer	2,834	2,787

Total segment assets	$31,122	$27,338

N. Acquisitions and Divestitures – On September 25, 2006, Alcoa announced that it has signed a definitive agreement to sell its Alcoa Home Exteriors business to Ply Gem Industries, Inc., for more than $300 in cash. This business manufactures and markets premium vinyl, metal, and injection-molded products for the residential construction and remodeling markets in the United States. Alcoa Home Exteriors has approximately 1,400 employees and had sales of approximately $600 in 2005. The assets and liabilities of this business are classified as held for sale in the accompanying Condensed Consolidated Balance Sheet, and the results of its operations are classified as discontinued operations in the accompanying Condensed Statement of Consolidated Income, for all periods presented. The transaction is expected to be completed in the fourth quarter of 2006. Alcoa expects to recognize a gain on this sale of approximately $80 to $90 after tax.

In September 2006, Alcoa completed the acquisition of its 70% interest in the aluminum brazing sheet venture in Kunshan City, China. Alcoa will be the managing partner in the venture, with the remaining 30% shares held by Shanxi Yuncheng Engraving Group. The total acquisition price was approximately $61.

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

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2006, and the related condensed statement of consolidated income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of Alcoa’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related statements of consolidated income, shareholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005, and the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2005; and in our report dated February 17, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

October 26, 2006

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; shipments in thousands of metric tons [kmt])

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$7,631	$6,401	$22,539	$19,032

Income from continuing operations	$540	$285	$1,903	$1,044
(Loss) income from discontinued operations	(3)	4	(14)	(35)

Net income	$537	$289	$1,889	$1,009

Earnings per common share:
Diluted – Income from continuing operations	$.62	$.32	$2.17	$1.19
Diluted – Net income	.61	.33	2.16	1.15

Shipments of aluminum products (kmt)	1,396	1,412	4,146	4,080
Shipments of alumina (kmt)	2,205	2,017	6,336	5,891

Alcoa’s average realized ingot price per metric ton	$2,620	$1,963	$2,628	$1,993
Average 3-month LME price per metric ton	2,527	1,846	2,551	1,843

Income from continuing operations for the 2006 third quarter and nine-month period was $540, or $0.62 per diluted share, and $1,903, or $2.17 per share, respectively. Income from continuing operations increased 89% in the 2006 third quarter and 82% in the 2006 nine-month period compared to the corresponding periods in 2005, primarily due to: higher realized prices for alumina, which increased 38% and 32% in the 2006 third quarter and nine-month period, respectively; higher realized prices for aluminum, which increased 33% and 32% in the 2006 third quarter and nine-month period, respectively; and higher volumes in businesses serving the aerospace, commercial transportation, and building and construction markets. The absence in 2006 of restructuring charges for layoffs and asset impairments recognized in the 2005 nine-month period also favorably impacted results in 2006. The 2006 results were negatively impacted by higher raw material, energy, labor and other input costs; the absence of the $37 gain recognized on the sale of Alcoa’s railroad assets; the absence of the $180 net gain recognized on the sale of Alcoa’s stake in Elkem ASA; and the absence of a tax benefit of $120 related to the finalization of certain tax reviews and audits.

Net income for the 2006 third quarter and nine-month period was $537, or $0.61 per share, and $1,889, or $2.16 per share, respectively, compared with $289, or $0.33 per share, and $1,009, or $1.15 per share, for the corresponding periods of 2005. Net income in 2006 included losses from discontinued operations of $3 in the third quarter, consisting primarily of operating losses, and $14 in the nine-month period, consisting primarily of operating losses and a loss of $3 related to the 2005 sale of the imaging and graphics communications business in the 2006 first quarter. Net income in 2005 included income from discontinued operations of $4 in the third quarter, consisting primarily of operating income and a loss of $4 associated with the divestiture of the protective packaging business, and a loss from discontinued operations of $35 in the nine-month period, consisting primarily of a $28 loss for asset impairments associated with the closure of the Hawesville, KY automotive casting facility.

Sales for the third quarter and nine-month period of 2006 increased $1,230, or 19%, and $3,507, or 18%, respectively, compared with the 2005 corresponding periods. The increase in both periods was driven by higher realized prices for alumina and aluminum, and increased demand in businesses serving the aerospace, building and construction, and commercial transportation markets. Increased sales related to metal purchased and subsequently resold also contributed favorably to the 2006 nine-month period. Partially offsetting these increases in the 2006 nine-month period were unfavorable foreign currency exchange movements and the impact of the Eastalco, MD smelter curtailment.

Cost of goods sold (COGS) as a percentage of sales was 78.8% in the third quarter of 2006 compared with 82.2% in the third quarter of 2005, and 76.3% in the 2006 nine-month period compared with 80.7% in the corresponding 2005 period. The percentage improvement for both periods was the result of higher realized prices, higher volumes and a favorable legal settlement related to a former Reynolds distribution business, which were somewhat offset by higher energy, raw material, labor and other input costs.

Selling, general administrative, and other expenses (SG&A) increased $22 in the third quarter of 2006 and $88 in the 2006 nine-month period compared with the corresponding periods of 2005. The increase in the 2006 third quarter was the result of an increase in employee benefits and marketing costs associated with the consumer products business. The increase in the 2006 nine-month period principally resulted from increases in stock-based compensation expense, procurement costs, deferred compensation costs, and marketing costs associated with consumer products. SG&A as a percentage of sales decreased from 4.7% in the 2005 third quarter to 4.3% in the 2006 third quarter, and from 5.0% in the 2005 nine-month period to 4.6% in the 2006 nine-month period.

Restructuring and other charges consisted of income of $3 ($2 after tax and minority interests) in the 2006 third quarter and $11 ($7 after tax and minority interests) in the 2006 nine-month period resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances. Restructuring and other charges were $7 ($5 after tax and minority interests) in the 2005 third quarter and $266 ($172 after tax and minority interests) in the 2005 nine-month period, resulting from the global realignment of Alcoa’s organization structure. The charges for the 2005 nine-month period were comprised of $192 for employee termination and severance costs, $70 for asset impairments, and $4 for other exit costs. As of September 30, 2006, approximately 5,150 of the 8,450 employees associated with the 2005 restructuring program had been terminated.

Cash payments of $32 were made against total reserves in the first nine months of 2006. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $20 in reserves for ongoing site remediation work over the next several years.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating these amounts to the segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Alumina	$—	$(2)	$—	$(6)
Primary Metals	1	(2)	1	(23)
Flat-Rolled Products	2	—	7	(11)
Extruded and End Products	(1)	(3)	(3)	(74)
Engineered Solutions	—	1	2	(96)
Packaging and Consumer	1	(5)	3	(42)

Segment total	3	(11)	10	(252)
Corporate	—	4	1	(14)

Total restructuring and other charges	$3	$(7)	$11	$(266)

Interest expense for the 2006 third quarter and nine-month period increased $5, or 5%, and $30, or 11%, respectively, compared with the corresponding periods in 2005, primarily due to higher average debt levels and higher effective interest rates.

Other income, net, declined $44, or 48%, in the third quarter of 2006, and $331, or 70%, in the nine-month period of 2006, compared with the corresponding periods of 2005. The decrease in the third quarter of 2006 is primarily due to the $67 gain recognized on the sale of Alcoa’s railroad assets in 2005, partially offset by higher interest income associated with interest earned on a Brazilian court settlement. The decrease in the 2006 nine-month period is primarily due to the $345 gain recognized on the sale of Alcoa’s stake in Elkem ASA in 2005, as well as the $67 gain from the 2005 sale of Alcoa’s railroad assets, partially offset by an increase in equity income due to the absence of the $90 charge recognized in 2005 for impairment, layoff and other costs related to the closure of the Hamburger Aluminium-Werk facility in Germany.

The effective tax rate of 27.2% for the 2006 nine-month period differs from the U.S. federal statutory rate of 35% due to income being taxed in lower rate jurisdictions. It also differs from the 2005 nine-month period effective tax rate of 22.7% primarily due to the $120 tax benefit resulting from the finalization of certain tax reviews and audits during the second quarter of 2005. This 2005 benefit was partially offset by a $43 income tax impact of previously undistributed equity earnings related to Alcoa’s stake in Elkem ASA that was recorded in the first quarter of 2005. The effective tax rate of 24.7% for the 2006 third quarter differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income and a discrete tax benefit of $18 related to the cumulative correction of Alcoa’s deferred tax assets attributable to an international location.

The company is currently analyzing the potential impact of recently proposed income tax regulations in the United States. The company believes that the regulations, if finalized as proposed, could have a negative impact on the company’s deferred income taxes.

Minority interests’ share of income from continuing operations increased $50, or 85%, and $159, or 89%, in the 2006 third quarter and nine-month period, respectively, compared with the 2005 corresponding periods. The increase was principally due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), as an increase in realized prices and higher volumes contributed to the increase in earnings.

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

Segment Information

I. Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Alumina production (kmt)	3,890	3,688	11,338	10,892
Third-party alumina shipments (kmt)	2,205	2,017	6,336	5,891

Third-party sales	$733	$531	$2,074	$1,569
Intersegment sales	524	424	1,594	1,256

Total sales	$1,257	$955	$3,668	$2,825

After-tax operating income (ATOI)	$271	$156	$791	$499

Third-party sales for the Alumina segment increased 38% in the 2006 third quarter and 32% in the 2006 nine-month period, compared with the corresponding 2005 periods, primarily due to a 9% increase in third-party volumes and a 38% increase in third-party prices in the third quarter of 2006, and an 8% increase in volume coupled with a 32% increase in third-party prices for the 2006 nine-month period. Intersegment sales increased 24% and 27% in the 2006 third quarter and nine-month period, respectively, compared with the corresponding periods of 2005, primarily due to an increase in realized prices and volumes.

ATOI for this segment increased 74% in the 2006 third quarter and 59% in the nine-month period, compared with the corresponding 2005 periods. The increase in both periods was largely due to higher LME-based prices and higher volumes, somewhat offset by increased costs for raw materials and energy.

In the fourth quarter of 2006, the Alumina segment is expected to benefit from continued productivity gains and strong volumes as a result of the ongoing ramp-up of the Pinjarra expansion. This is expected to be somewhat offset by higher energy costs and lower LME price effects.

II. Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Aluminum production (kmt)	895	904	2,644	2,653
Third-party aluminum shipments (kmt)	535	590	1,531	1,597

Alcoa’s average realized price for aluminum ingot (per kmt)	$2,620	$1,963	$2,628	$1,993

Third-party sales	$1,476	$1,204	$4,473	$3,417
Intersegment sales	1,467	1,108	4,684	3,626

Total sales	$2,943	$2,312	$9,157	$7,043

ATOI	$346	$168	$1,280	$580

Third-party sales for the Primary Metals segment increased 23% in the 2006 third quarter and 31% in the 2006 nine-month period, compared with the corresponding 2005 periods, primarily due to an increase in realized prices of 33% in the third quarter of 2006 and 32% in the 2006 nine-month period. Third-party shipments decreased by 9% in the 2006 third quarter and 4% in the 2006 nine-month period, compared to the corresponding 2005 periods, due to the decline in production associated with the temporary curtailment of the Eastalco, MD smelter and a decrease in metal purchased and subsequently resold. Intersegment sales increased 32% and 29% in the 2006 third quarter and nine-month period, respectively, compared with the corresponding periods of 2005, primarily due to higher realized prices.

ATOI for this segment increased 106% and 121% in the 2006 third quarter and nine-month period, respectively, compared with the corresponding 2005 periods, due to higher realized prices, partially offset by higher income taxes related to effective tax rate changes in Canada, Brazil and Europe, higher energy and raw material costs, and unfavorable foreign currency exchange movements.

Alcoa has approximately 621,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,251,000 mtpy. Base capacity increased by 62,000 mtpy in the first quarter of 2006 due to the completion of the Alumar, Brazil smelter expansion and by 185,000 mtpy in the second quarter of 2006 with the acquisition of the minority interests in its Intalco, WA and Eastalco, MD smelters.

In the fourth quarter, production will improve by approximately 2% over the third quarter. Based on this segment’s LME-linked supply contracts, alumina and power costs will decrease in the fourth quarter. In addition, this segment realizes metal prices on an approximate 30-day lag.

III. Flat-Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Third-party aluminum shipments (kmt)	568	543	1,709	1,612

Third-party sales	$2,115	$1,679	$6,170	$5,097
Intersegment sales	65	29	180	99

Total sales	$2,180	$1,708	$6,350	$5,196

ATOI	$48	$81	$193	$226

Third-party sales for the Flat-Rolled Products segment increased 26% in the 2006 third quarter and 21% in the 2006 nine-month period, compared with the corresponding 2005 periods, primarily due to passing through material price increases, and strong volumes and mix within the aerospace and commercial transportation markets.

ATOI for this segment declined 41% in the 2006 third quarter and 15% in the 2006 nine-month period compared with the corresponding 2005 periods. The decrease was due to higher direct material, energy and other cost inflation, which more than offset stronger aerospace, commercial transportation, and can sheet volumes, and favorable product mix. Recent acquisitions in China also contributed to the decline in ATOI. The 2006 nine-month period included the unfavorable impact of labor contract and strike preparation costs.

In the fourth quarter, demand is expected to remain strong in the aerospace market, while there will be some weakness in the common alloy business associated with distributors adjusting year-end inventories.

IV. Extruded and End Products

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Third-party aluminum shipments (kmt)	220	212	674	649

Third-party sales	$1,146	$930	$3,349	$2,837
Intersegment sales	20	14	74	47

Total sales	$1,166	$944	$3,423	$2,884

ATOI	$16	$16	$33	$41

Third-party sales for the Extruded and End Products segment increased 23% in the 2006 third quarter and 18% in the 2006 nine-month period, compared with the corresponding 2005 periods, primarily due to stronger volumes in the building and construction and distribution markets. Price increases also contributed favorably to the 2006 third-quarter percentage improvement.

ATOI for this segment was flat in the 2006 third quarter and decreased 20% in the 2006 nine-month period as compared with the corresponding periods of 2005. In the 2006 third quarter, volume gains, improved mix in the aerospace and building and construction markets, and pricing were offset by unfavorable conversion costs. The ATOI decline in the 2006 nine-month period resulted primarily from strike-related costs, decreased productivity, and unfavorable conversion costs, which were partially offset by increases in volume in the building and construction and distribution markets.

In the fourth quarter, seasonal volume declines are expected in the building and construction business. In addition, volume declines in extrusions are expected to continue due to lower automotive demand.

V. Engineered Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Third-party aluminum shipments (kmt)	34	36	109	111

Third-party sales	$1,345	$1,242	$4,110	$3,761

ATOI	$75	$34	$258	$156

Third-party sales for the Engineered Solutions segment increased 8% and 9% in the 2006 third quarter and nine-month period, respectively, compared to the 2005 corresponding periods. The increases were due to continued strong demand in the aerospace and commercial transportation markets, market share gains in fasteners, wheels and AFL heavy truck, as well as capturing raw material increases in prices.

ATOI for this segment increased 121% and 65% in the 2006 third quarter and nine-month period, respectively, compared with the corresponding 2005 periods, primarily due to strong market demand in the aerospace and commercial vehicle sectors, market share increases, improved productivity, improved mix, and cost savings resulting from the 2005 restructuring program.

Demand in the aerospace and commercial transportation markets is expected to remain strong through the fourth quarter of 2006. However, we expect continued adverse impact from the domestic automakers’ production cuts through the quarter, in light of the previously announced production curtailments in the industry.

VI. Packaging and Consumer

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Third-party aluminum shipments (kmt)	39	31	123	111

Third-party sales	$815	$806	$2,398	$2,341

ATOI	$24	$28	$69	$85

Third-party sales for the Packaging and Consumer segment were relatively flat in the 2006 third quarter and increased 2% in the 2006 nine-month period, compared with the corresponding 2005 periods. The increase was primarily due to improved pricing in consumer products and increased volumes in the consumer products and closures businesses, partially offset by weakness in food packaging.

ATOI for this segment declined 14% and 19% in the 2006 third quarter and nine-month period, respectively, compared with the corresponding 2005 periods. The decreases were due to higher resin costs, energy costs, less favorable mix, and pricing challenges in the food packaging business. These negatives were partially offset by higher pricing in the consumer products business, productivity improvements and higher volumes in the consumer and closures businesses.

In the fourth quarter, a normal seasonal slowdown in the closures business is anticipated, with a seasonal increase for consumer products. In addition, it is expected that the higher resin costs experienced in the 2006 third quarter will be partially recovered through appropriate price adjustments.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile ATOI to consolidated net income include: the impact of LIFO inventory accounting; interest income and expense; minority interests; corporate expense, comprised of the general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit and other metal adjustments, the differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles segment information to consolidated totals.

	Third quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total ATOI	$780	$483	$2,624	$1,587
Unallocated amounts (net of tax):
Impact of LIFO *	(19)	(22)	(104)	(43)
Interest income	23	12	44	28
Interest expense	(66)	(62)	(189)	(169)
Minority interests	(109)	(59)	(338)	(179)
Corporate expense	(64)	(82)	(235)	(224)
Restructuring and other charges	2	(5)	7	(179)
Discontinued operations	(3)	4	(14)	(35)
Other	(7)	20	94	223

Consolidated net income	$537	$289	$1,889	$1,009

*	Certain amounts have been reclassified to Other so that this line reflects only the impact of LIFO.

The significant changes in the reconciling items between ATOI and consolidated net income for the 2006 third quarter and nine-month period (unless otherwise noted) compared with the corresponding 2005 periods consisted of:

•	the change in the impact of LIFO was attributed to higher input costs in the segments in the 2006 nine-month period,

•	an increase in interest income due to interest earned on a Brazilian court settlement,

•	an increase in minority interests due to an increase in earnings at AWAC,

•	a decrease in restructuring and other charges due to the absence of new restructuring programs in the 2006 nine-month period, and

•	a decrease in other, which in the 2005 nine-month period consisted of the net gain on the sale of Alcoa’s stake in Elkem of $180, the $120 tax benefit related to the finalization of certain tax reviews and audits, and the $37 gain on the sale of Alcoa’s railroad assets, slightly offset by the $58 charge related to the closure of the Hamburger Aluminium-Werk facility in Germany.

The following table details segment assets.

	September 30, 2006	December 31, 2005
Alumina	$4,814	$4,268
Primary Metals	9,978	8,566
Flat-Rolled Products	5,031	3,963
Extruded and End Products	2,409	2,021
Engineered Solutions	6,056	5,733
Packaging and Consumer	2,834	2,787

Total segment assets **	$31,122	$27,338

**	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets across all segments in the 2006 nine-month period was primarily due to higher customer receivables and increased inventories from favorable market conditions and higher realized prices. The increase in segment assets in the Alumina and Primary Metals segments was also due to capital spending on growth projects, including alumina refinery upgrades in Pinjarra, Australia and Jamaica, as well as the construction of the smelter in Iceland and the anode plant in Norway.

Statement of Financial Position

Comprehensive income was $613 in the third quarter ended September 30, 2006, which consisted of $537 in net income; $58 in unrealized losses on available-for-sale securities; a $120 increase in unrealized translation adjustments due to a weaker U.S. Dollar; and unrecognized gains on derivatives of $14.

Comprehensive income was $1,892 in the nine-month period ended September 30, 2006, which consisted of $1,889 in net income; $70 in unrealized losses on available-for-sale securities; a $323 increase in unrealized translation adjustments due to a weaker U.S. Dollar; a $94 change in the additional minimum pension liability due to the remeasurement, using an updated discount rate, of certain pension and postretirement benefit plans’ liabilities due to plan amendments associated with the ratification of the four-year labor agreement between Alcoa and the USW; and unrecognized losses on derivatives of $344, due to the decrease in the fair value of aluminum and natural gas cash flow hedges.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $1,234 in the 2006 nine-month period compared with cash provided from operations of $637 in the same period of 2005. The increase of $597 is principally due to higher earnings and the absence of cash outlays related to a long-term aluminum supply contract, partially offset by increased working capital requirements.

Financing Activities

Cash provided from financing activities was $613 in the 2006 nine-month period, a change of $494 compared with cash provided from financing activities of $119 in the corresponding period of 2005. The change was principally due to a net increase in borrowings of $796, primarily commercial paper used to fund working capital requirements and capital projects, and cash received as a result of an increase in the number of employee stock option exercises, partially offset by cash used to pay dividends to minority interests and to repurchase common stock to offset the dilutive effect associated with stock option exercises.

Investing Activities

Cash used for investing activities was $2,072 in the 2006 nine-month period compared with $681 in the 2005 nine-month period. The increase in cash used of $1,391 was primarily due to the following: a $682 increase in capital expenditures, primarily related to growth projects, including the construction of the Iceland smelter, the anode facility in Norway, and alumina refinery upgrades in Pinjarra, Australia and Jamaica; the absence of cash proceeds of $1,081 received in 2005, primarily from the sale of Alcoa’s stake in Elkem ASA and Integris Metals; and the absence of cash outlays for acquisitions that used $433 in 2005 associated with two Russian fabricating facilities and the acquisition of full ownership of the AFL automotive business.

Critical Accounting Policies and Estimates

On January 1, 2006, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25). Alcoa elected the modified prospective application method for adoption, and prior periods financial statements have not been restated.

Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period following the date of grant. Prior to the adoption of SFAS 123(R), Alcoa used the nominal vesting approach related to retirement-eligible employees, in which the compensation expense is recognized ratably over the original vesting period. As part of Alcoa’s stock-based compensation plan design, individuals that are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in early January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retirement-eligible employees. Compensation expense for the third quarter and nine-month period ended September 30, 2006 was $7 ($5 after tax) and $57 ($38 after tax), respectively. Of these amounts, $1 and $31 in the 2006 third quarter and nine-month period, respectively, pertain to retirement-eligible employees.

As of January 1, 2005, Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at the grant date for future option grants. On December 31, 2005, Alcoa accelerated the vesting of 11 million unvested stock options granted to employees in 2004 and on January 13, 2005. The 2004 and 2005 accelerated options had weighted average exercise prices of $35.60 and $29.54, respectively, and in the aggregate represented approximately 12 percent of Alcoa’s total outstanding options. The decision to accelerate the vesting of the 2004 and 2005 options was made primarily to avoid recognizing the related compensation expense in future financial statements upon the adoption of SFAS 123(R). Alcoa expects the accelerated vesting of the 2004 and 2005 stock options to reduce its after-tax stock option compensation expense by $21 in 2006 and by $7 in 2007.

An additional change has been made to the stock-based compensation program for 2006 grants. Plan participants can choose whether to receive their award in the form of stock options, restricted stock units (stock awards), or a combination of both. This choice is made before the grant is issued and is irrevocable. This choice resulted in an increased stock award expense in comparison to 2005.

SFAS 123(R) requires Alcoa to recognize compensation expense for stock-based compensation ratably over the requisite service period based on the fair value of the grant. Determining the fair value of stock options at the grant date requires judgment including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield, and expected forfeitures. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted. Prior to the adoption of SFAS 123(R), the company accounted for stock-based compensation in accordance with the provisions of APB 25 using the intrinsic value method, which resulted in no compensation cost for options granted.

Recently Issued and Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).

SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement becomes effective for Alcoa for its December 31, 2006 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the assumptions used to disclose the funded status of Alcoa’s pension and postretirement benefit plans in the December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS 158 will result in the following estimated impacts: the recognition of a $1,500 liability, a deferred tax asset of $500, and a $1,000 other comprehensive loss. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of Alcoa’s pension and postretirement benefit plans as of December 31, 2006.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for Alcoa for its December 31, 2008 year-end. The funded status of the majority of Alcoa’s pension and other postretirement benefit plans are currently measured as of December 31.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alcoa on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Alcoa’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Alcoa for its December 31, 2006 year-end. The adoption of SAB 108 is not expected to have a material impact on Alcoa’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for Alcoa on January 1, 2007. Management is currently evaluating the impact of this interpretation and does not expect the adoption of FIN 48 to have a material impact on Alcoa’s consolidated financial statements.

Effective January 1, 2006, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (EITF 04-6). EITF 04-6 requires that stripping costs incurred during the production phase of a mine are to be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. Upon adoption, Alcoa recognized a cumulative effect adjustment in the opening balance of retained earnings of $3, representing the reduction in the net book value of post-production stripping costs of $8, offset by a related deferred tax liability of $3 and minority interests of $2.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 36 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 65 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery in Texas, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation has been reserved. It is reasonably possible that an additional liability, not expected to exceed $75, may be incurred if actual experience varies from the original assumptions used.

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

Alcoa’s remediation reserve balance was $345 and $390 at September 30, 2006 and December 31, 2005 (of which $52 and $40 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2006 nine-month period, the remediation reserve was decreased by approximately $15 primarily due to an adjustment for the liabilities at Russian fabricating facilities acquired in January 2005. This adjustment was made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities with these facilities. This adjustment was recorded as an opening balance sheet adjustment and had no impact on net income. Payments related to remediation expenses were approximately $30 in the 2006 nine-month period. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third-party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be about 2% of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum products and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 712,000 metric tons at September 30, 2006, to reduce the aluminum price risk of these exposures. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within four years.

Alcoa has also entered into futures and option contracts, totaling approximately 737,000 metric tons at September 30, 2006, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2006 to 2011.

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 159,000 metric tons at September 30, 2006. In addition, Alcoa has entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pre-tax earnings impact from aluminum derivative and hedging activities was a loss of approximately $1 in the 2006 third quarter and $16 in the 2006 nine-month period. The loss in the 2006 nine-month period was principally due to an embedded LME derivative in a power contract.

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

Fair values – The following table shows the fair values of outstanding derivatives contracts at September 30, 2006.

Fair value gain/(loss)
Aluminum	$(293)
Interest rates	(116)
Other commodities, principally energy related	(131)
Currencies	85

Aluminum consists primarily of losses on embedded derivatives in power contracts in Iceland and Brazil, and Alcoa’s share of losses on hedge contracts of Norwegian smelters that are accounted for under the equity method.

Material Limitations – The disclosures with respect to commodity prices, interest rates, and foreign currency exchange risk do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa’s control and could vary significantly from those factors disclosed.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Alcoa’s internal control over financial reporting during the nine-month period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in 2002, Alcoa discovered that a former Reynolds distribution business sold approximately 750,000 pounds of aluminum plate made by unrelated companies for use in the Northwest maritime industry that is not suitable for that use. Reynolds notified the U.S. Coast Guard of the issue and worked cooperatively with it to identify and notify customers of the defective metal. An inspection process was employed to evaluate the identified metal and permit remedial efforts and settlements with affected boat builders and owners. All of the lawsuits previously filed by ship owners or operators have been resolved. As of the fourth quarter of 2005, all boats for which potential claims were anticipated have been identified and resolutions have been agreed to. During 2004, Alcoa reached resolution of a coverage suit with one of its carriers and used a portion of the proceeds to establish a reserve to cover the expected remaining claims. The suit filed against the manufacturers and sellers of the material was tried before a Washington State federal jury in May 2006 resulting in a judgment in favor of Alcoa. In July 2006, prior to the expiration of the period for appeal of the judgment, the parties agreed to a settlement of the matter in the amount of $71 and dismissal of any further court proceedings. In August 2006, the manufacturers paid Alcoa $65, and placed the remaining $6 in escrow pending resolution of a dispute between Alcoa and one of its carriers regarding the appropriate allocation of this amount. Alcoa disbursed a portion of the $65 to its insurers and recorded pre-tax income of $36 in the 2006 third quarter.

As previously reported, in the 2006 second quarter, Alcoa Aluminio S.A. (Alcoa Aluminio) received a Notice of Violation and Fine from Brazil’s Federal Revenue Department seeking payment of an isolated fine for alleged non-anticipation of payment of annual Corporate Income (CI) and Social Contribution Taxes (SCT), calculated under the presumed monthly taxable income mechanism. The claim is based on Alcoa Aluminio not qualifying for the alternative method of anticipation of payment of CI and SCT used by the company, consisting of calculating such anticipations based on the actual taxable income mechanism, in accordance with applicable legislation. The claim seeks payment of Brazilian Real $669 million (equivalent to approximately US$304 million) and encompasses fiscal years from 2000 to 2005. Alcoa Aluminio believes that the claim is without merit and will present its defenses at all appropriate levels - administrative or judicial - of the Brazilian legal system. On September 4, 2006, a favorable first administrative level decision was rendered finding the claim against Alcoa Aluminio to be without merit. The next administrative level is presently reviewing the case.

As previously reported, the issuance of an Environmental Operating Permit (EOP) for the 346,000 mtpy Fjarðaál Project in Iceland was based upon a comparison study of the former Norsk Hydro 420,000 mtpy Reyðarál environmental impact assessment (“Comparison Study”). In early 2004, a third-party challenged the Icelandic Planning Agency’s procedures in that regard, maintaining that the Ministry of the Environment should have required a full environmental impact assessment (EIA) be undertaken for the Fjarðaál Project, rather than making a decision based upon the Comparison Study prior to issuance of the EOP. In January 2005, an Icelandic District Court found, in part, in favor of the plaintiff’s position. The Icelandic government, the plaintiff and Fjarðaál all filed appeals from the ruling to the Icelandic Supreme Court. On June 9, 2005, the Icelandic Supreme Court upheld the decision of the Icelandic District Court, and found that a new EIA, rather than the Comparison Study, should have been conducted. At the same time, the Icelandic Supreme Court dismissed plaintiff’s claims that the EOP should be invalidated. Alcoa’s new EIA was completed and accepted by the Icelandic Planning Agency during the third quarter of 2006, and cannot be challenged. Alcoa is now applying for a new EOP from the Icelandic Environment and Food Agency. Alcoa expects the EOP process to be completed by the end of the 2007 first quarter.

As previously reported, on July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $17 (pre-tax) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until mid to late 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2006	48,982	$30.24	—	26,200,282
February 1 - February 28, 2006	1,479,800	$30.03	1,479,800	24,720,482
March 1 - March 31, 2006	528,412	$29.90	520,200	24,200,282

Total for quarter ended March 31, 2006	2,057,194	$30.00	2,000,000	24,200,282

April 1 – April 30, 2006	2,066,050	$33.92	2,000,000	22,200,282
May 1 – May 31, 2006	2,636,111	$31.54	2,600,000	19,600,282
June 1 – June 30, 2006	—	—	—	19,600,282

Total for quarter ended June 30, 2006	4,702,161	$32.59	4,600,000	19,600,282

July 1 – July 31, 2006	2,501,872	$31.93	2,500,000	17,100,282
August 1 – August 31, 2006	—	—	—	17,100,282
September 1 – September 30, 2006	5,689	$27.76	—	17,100,282

Total for quarter ended September 30, 2006	2,507,561	$31.92	2,500,000	17,100,282

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

Item 6. Exhibits.

10(a).	Incentive Compensation Plan of Alcoa Inc., as revised September 15, 2006, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated September 20, 2006

10(b).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006

10(c).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 26, 2006	By	/s/ JOSEPH C. MUSCARI
Date		Joseph C. Muscari
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 26, 2006	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President - Corporate Controller
(Principal Accounting Officer)

EXHIBITS

10(a).	Incentive Compensation Plan of Alcoa Inc., as revised September 15, 2006, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated September 20, 2006

10(b).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006

10(c).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002