Form 10-K
period 2006-12-31
ALCOA INC
filed 2007-02-15
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York 10022-4608
(Address of principal executive offices) (Zip code)

Registrant’s telephone numbers:

Investor Relations------------(212) 836-2674

Office of the Secretary-----------(212) 836-2732

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓   No    .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes       No ✓.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer [✓] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ✓.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28 billion. As of February 12, 2007, there were 869,536,783 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant’s 2006 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders filed or to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report and Proxy Statement. Unless otherwise provided herein, any reference in this report to disclosures in the Annual Report or Proxy Statement shall constitute incorporation by reference of that specific disclosure into this Form 10-K.

ALCOA INC.

Formed in 1888, Alcoa Inc. is a Pennsylvania corporation with its principal office in New York, New York. In this report, unless the context otherwise requires, “Alcoa” or the “company” means Alcoa Inc. and all subsidiaries consolidated for the purposes of its financial statements.

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

PART I

Item 1.     Business.

Description of the Business

Information describing Alcoa’s businesses can be found in the Annual Report at the indicated pages:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview—Results of Operations (Earnings Summary)	25
Notes to Consolidated Financial Statements
Note B. Discontinued Operations and Assets Held for Sale	51
Note D. Restructuring and Other Charges	52
Note F. Acquisitions and Divestitures	54
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	30	*
Primary Metals	31	*
Flat-Rolled Products	31	*
Extruded and End Products	32	*
Engineered Solutions	32	*
Packaging and Consumer	32	*
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	58

*	Excluding captions, charts, diagrams and related notes.

Overview

Alcoa is the world’s leading producer of primary aluminum, fabricated aluminum, and alumina, and is active in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent approximately three-fourths of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings, industrial fasteners, consumer products, food service and flexible packaging products, plastic closures, and electrical distribution systems for cars and trucks. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, consumer products, building and construction, and industrial applications.

Alcoa is a global company operating in 44 countries. North America is the largest market with 59% of Alcoa’s revenues. Europe is also a significant market with 24% of the company’s revenues. In addition, Alcoa has investments and activities in Australia, Brazil, China, Iceland, Jamaica and Russia which present opportunities for substantial growth. Governmental policies and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of six worldwide segments: Alumina, Primary Metals, Flat-Rolled Products, Extruded and End Products, Engineered Solutions, and Packaging and Consumer.

The Alumina segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Generally, Alcoa owns 60% and Alumina Limited owns 40% of these individual entities. For more information on AWAC, see Exhibit Nos.10 (a) through 10(f) to this report.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from reserves held by AWAC, from the company’s interests in the countries listed in the chart below, and under both long-term and short-term contracts and mining leases. In 2006, Alcoa consumed 33.9 million metric tons (mt) of bauxite from its own reserves, 6.6 million mt from related third parties and 3.1 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active Bauxite Interests1

Country	Project	Mining Rights (% Entitlement )	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045
Brazil	Poços de Caldas	Alcoa Aluminio S.A. (Aluminio) [3] (100%)	2020	[4]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[5] (100%)	2046	[4]
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[6] (100%)	2038	[7]
Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[8] (50%) Clarendon Alumina Production Ltd.[9] (50%)	2042
Suriname	Lelydorp	BHP Billiton (45%) Suriname Aluminum Company, L.L.C. (Suralco)[8] (55%)	2033	[10]
	Coermotibo	BHP Billiton (45%) Suralco (55%)	2033	[10]
	Kaimangrasi	BHP Billiton (45%) Suralco (55%)	2033	[10]

[1]

Alcoa also has interests at the following locations that are bauxite reserves or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau in Australia, Juruti in Brazil (scheduled for completion in 2008 and expected to initially produce 2.6 million mt per year (mtpy)) and Klaverblad (expected to produce bauxite beginning in 2007), Brownsberg, Coermotibo DS, Lely Mountains, and Nassau all in eastern Suriname.

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

[7]	AWA LLC has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.

[8]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[9]	Clarendon Alumina Production Ltd. is a wholly-owned subsidiary of the Government of Jamaica.

[10]	While mining rights extend until 2033, bauxite reserves may be exhausted before that date. Alternative bauxite resources are being evaluated in the western part of Suriname.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,150		2,150
	Pinjarra	AofA (100%)	4,234	[4]	4,234
	Wagerup	AofA (100%)	2,480		2,480
Brazil	Poços de Caldas	Aluminio (100%)	390		390
	São Luís (Alumar)	Abalco[3] (18.9%) Alcan[5] (10%) Aluminio (35.1%) BHP Billiton[5] (36%)	1,400		756
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (50%) Clarendon Alumina Production Ltd. (50%)	1,275		638
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,450		1,450
Suriname	Suralco	BHP Billiton[5] (45%) Suralco[3] (55%)	2,207		1,214
U.S.	Point Comfort, Tex.	AWA LLC[3] (100%)	2,305		2,305
TOTAL			17,891		15,617

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For facilities owned by AWAC entities, Alcoa takes 100% of the production.

[3]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[4]

In 2004, Alcoa received the Western Australian Government’s environmental approval for its previously announced Pinjarra alumina refinery efficiency upgrade, which would increase production at the facility by 657,000 mtpy. Ramp up to full production at the Pinjarra refinery was achieved in the fourth quarter of 2006. Nameplate capacity was reduced, however, during the month of December due to a power failure experienced at the refinery. Full power has since been restored.

[5]	The named company or an affiliate holds this interest.

In January 2005, Alcoa and the Government of the Republic of Ghana announced the signing of a Memorandum of Understanding (MOU), under which the parties would evaluate the possible development of an integrated aluminum industry in Ghana, including bauxite mining, alumina refining, aluminum production, and rail transportation infrastructure upgrades. Alcoa has worked with the Government to conduct feasibility studies related to the bauxite resources. The parties expect to continue discussions during 2007 on the feasibility of the project.

In September 2005, Alcoa announced that its Board of Directors approved plans to make further investments in the company’s Brazilian “upstream” operations, including a 2.1 million mtpy expansion of the Alumar consortium alumina refinery in São Luís, state of Maranhao (expected to increase the refinery’s capacity from 1.4 million mtpy to approximately 3.5 million mtpy beginning in late 2008, with Alcoa’s share of the total facility output more than doubling to 1.89 million mtpy based on its 54% ownership stake through AWAC) and the modernization of the Poços de Caldas aluminum smelter, in the state of Minas Gerais.

In November 2005, AWA LLC and Alcan announced the signing of a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. The Basic Agreement was approved by the Guinean National Assembly in May of 2006 and was promulgated into law by decree of the President of Guinea in July of 2006.

In April 2006, AWAC signed an MOU with Vietnam National Coal-Minerals Industries Group (Vinacomin) under which the parties will explore the feasibility of creating a joint venture to develop a bauxite mine and alumina refinery in the Dak Nong province of Vietnam. If established, the joint venture would be 51% owned by Vinacomin and 49% owned by AWAC.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval includes a variety of environmental conditions that must be satisfied before Alcoa can seek construction approval for the project. The environmental approval paves the way for Alcoa to proceed to the next stage of project design (feasibility study) following completion of pre-feasibility work scheduled for the first half of 2007.

The 1.5 million mtpy planned expansion of the Jamalco alumina refinery in Clarendon, Jamaica is subject to supply of natural gas by the Government of Jamaica and acceptable market conditions. The Government of Jamaica continues to negotiate with third party suppliers to procure natural gas to be supplied to Jamalco, but no final agreement has been reached. Alcoa is proceeding with the Early Works Program, which will add 146,000 mtpy of production to Jamalco, bringing the total capacity to 1.420 million mtpy. The Early Works Program is expected to be substantially complete by the end of the first quarter of 2007. As a result of the Early Works Program, Alcoa’s ownership in Jamalco will increase to approximately 55%, with the Government of Jamaica owning approximately 45%.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	185		185	[3]
	Portland	AofA (55%) CITIC (22.5%) Marubeni (22.5%)	353		194	[3]
Brazil	Poços de Caldas	Aluminio (100%)	96		96
	São Luís (Alumar)	Aluminio (60%) BHP Billiton (40%)	438		263
Canada	Baie Comeau, Que.	Alcoa (100%)	438		438
	Bécancour, Que.	Alcoa (74.95%) Alcan[4] (25.05%)	409		307
	Deschambault, Que.	Alcoa (100%)	254		254
Italy	Fusina	Alcoa (100%)	44		44
	Portovesme	Alcoa (100%)	150		150
Spain	Avilés	Alcoa (100%)	90		90
	La Coruña	Alcoa (100%)	84		84
	San Ciprián	Alcoa (100%)	225		225
U.S.	Evansville, Ind. (Warrick)	Alcoa (100%)	309	[5]	309	[5]
	Frederick, Md. (Eastalco)	Alcoa (100%)	195	[6]	195	[6]
	Badin, N.C.	Alcoa (100%)	60	[7]	60	[7]
	Massena West, N.Y.	Alcoa (100%)	130		130
	Massena East, N.Y.	Alcoa (100%)	125		125
	Mount Holly, S.C.	Alcoa (50.33%) Century Aluminum Company (49.67%)	229		115
	Alcoa, Tenn.	Alcoa (100%)	215		215
	Rockdale, Tex.	Alcoa (100%)	267		267
	Ferndale, Wash. (Intalco)	Alcoa (100%)	279	[8]	279	[8]
	Wenatchee, Wash.	Alcoa (100%)	184	[9]	184	[9]
TOTAL			4,759		4,209

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]

Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA. Due to an equipment fault in November 2005, the Portland smelter lost power resulting in the loss of a number of pots on one potline. The pots were progressively returned to service during 2006, with potlines operating at full capacity by the end of the third quarter of 2006.

[4]	Owned through Alcan subsidiary Pechiney Reynolds Quebec, Inc.

[5]	The Warrick facility currently has one idled potline.

[6]

At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland. In July 2006, Alcoa acquired the minority interest in the Eastalco smelter from Mitsui & Co. Ltd. resulting in Alcoa owning 100% of the facility.

[7]

The Badin, North Carolina facility has been idled since August 2002. In addition, one of the two idled potlines is undergoing decommissioning and will not be returned to service. The decommissioning has resulted in reduction of Nameplate and Alcoa Capacities by 60 mtpy.

[8]

In July 2006, Alcoa acquired the minority interest in the Intalco smelter from Mitsui & Co. Ltd. resulting in Alcoa owning 100% of the facility. Intalco is operating at approximately one-third of its capacity but expects to re-start a second potline during the first half of 2007, anticipated to add 95,000 tons of production for the year.

[9]	Wenatchee is operating at approximately one-half of its capacity.

Alcoa currently has 545,000 mtpy of idle capacity against a base capacity of 4,209,000 mtpy.

In February 2006, Alcoa signed an Agreement in Principle with the Government of the Republic of Trinidad and Tobago to build a 341,000 mtpy aluminum smelter in the Cap-de-Ville area in southwestern Trinidad. This agreement followed the signing of an MOU in May 2004 for participation by Alcoa in the development of an aluminum industry in Trinidad and Tobago. In December 2006, the Government advised Alcoa of its intention to relocate the smelter. The parties are working on the selection of a new site and will resume negotiations later in 2007.

In March 2006, Aluminio completed a 30% expansion of the capacity of its share of the São Luís (Alumar) aluminum smelter, increasing Aluminio’s share of smelting capacity there by 62,000 mtpy to a total of 263,000 mtpy and Aluminio’s share of smelter output from 53.66% to 60%.

Alcoa and the Government of Iceland have begun detailed feasibility studies for the development of a 250,000 mtpy aluminum smelter at Bakki near Húsavík in north Iceland. Additionally, separate MOU agreements between Alcoa and Landvirkjun and Alcoa and Landsnet covering development of power generation and transmission for this smelter project were signed in May 2006. If the feasibility studies prove the viability of the proposed smelter, it is expected that ground would not be broken before 2010.

During 2006, Alcoa continued construction on its new 344,000 mtpy Fjarðaál aluminum smelter in east Iceland. Alcoa broke ground on the new smelter in July 2004. The smelter is scheduled to begin production during the second quarter of 2007.

In 2006, Alcoa continued construction of a new anode plant in Mosjøen, Norway. The facility, being built together with Elkem AS, will produce anodes for Alcoa’s Fjarðaál, Iceland and Elkem Aluminium ANS’ Mosjøen, Norway smelters. Construction of the anode plant remains on schedule with completion expected in 2007.

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

[2]

In 2003, the smelter at the Tema facility was idled due to shortage of available power. In August 2005, pursuant to the MOU discussed immediately below, Alcoa and the Government of Ghana announced plans to re-start up to three potlines representing 120,000 mtpy. As of year-end 2005, two potlines had been restarted. Throughout 2006, however, the smelter operated at approximately 38% capacity due to power restrictions related to water levels at Lake Volta, and is currently operating just under two full potlines. Ghana is subject to power restrictions and future production of the smelter will be subject to energy availability.

As noted in the Alumina Refining Facilities and Capacity section above, in January 2005, Alcoa and the Government of the Republic of Ghana signed an MOU, under which the parties would evaluate the development of an integrated aluminum industry in Ghana, including aluminum production. The parties expect to continue discussions during 2007 regarding the feasibility of the project.

At the end of 2005, the shareholders of Hamburger Aluminium-Werk closed the 132,000 mtpy Hamburg, Germany smelter due to escalating power costs. Effective December 1, 2006, Alcoa, Austria Metall AG and Norsk Hydro each sold their 33.33% ownership interest to Trimet Aluminium AG.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 30% of the company’s primary aluminum costs. Alcoa generates approximately 24% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and the long-term power arrangements for Alcoa’s smelters.

North America – Electricity

The company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI) generates approximately 25% of the power requirements for Alcoa’s North American smelters. The company generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects, Tapoco and Yadkin, consisting of eight dams under Federal Energy Regulatory Commission (FERC) licenses. APGI hydroelectric facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. APGI received a renewed 40-year FERC license for the Tapoco project in 2005. The relicensing process is well underway for the Yadkin hydroelectric project license that is up for renewal in 2008. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing, Inc. and then sold into the market. The Tennessee smelter also purchases power from the Tennessee Valley Authority under a contract that extends to 2010.

In the Pacific Northwest, Alcoa has a contract with Chelan County Public Utility District located in the State of Washington that is sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In addition, Alcoa has a contract through September 2011 with the Bonneville Power Administration (BPA) under which Alcoa is receiving financial benefits to reduce the cost of power purchased from the market to partially operate the Intalco smelter.

The company, through APGI, generates substantially all of the power used at its Warrick smelter using nearby coal reserves. In May 2005, Alcoa acquired mining rights to the nearby Friendsville, Illinois coal reserves. The mine became fully operational in late 2006. The mine is capable of producing approximately one million tons of coal per year, 45% of the Warrick power plant’s requirements. The balance of the coal used is purchased principally from local Illinois basin coal producers pursuant to term contracts of varying duration. In April 2001, under the terms of an operating agreement, the company assumed operation of the power plant that supplies the Warrick smelter from Vectren (formerly Southern Indiana Gas & Electric Company) until at least 2008. In July 2005, Alcoa announced its plans to invest approximately $330 million at the Warrick power plant to improve environmental performance, operational efficiency and lower costs. This project is well underway.

Power for the Rockdale smelter has historically been generated by company-owned generating units and TXU Generation Company LP (TXU)-owned generating units, both of which used lignite supplied by the company’s

Sandow Mine. The company has opened a new lignite mine, the Three Oaks Mine, on adjacent land it owns or controls. Mining in the Sandow Mine ceased in 2005 and the fuel supply for the company-owned and TXU-owned units has transitioned from the Sandow Mine to the Three Oaks Mine. The three company-owned generating units supplied about one-half of the total electricity requirements of the smelter, but were retired from operation in December 2006. TXU currently supplies the smelter with required electricity through a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price. In late 2006, TXU and Alcoa signed definitive agreements, subject to a number of conditions precedent, under which TXU would construct, own and operate a new circulating fluidized bed power plant adjacent to the existing Sandow Unit Four Power Plant. Alcoa would supply lignite for the new unit from the Three Oaks Mine, and would purchase a portion of the plant’s electricity output. Alcoa and TXU have agreed to interim power arrangements to meet the Rockdale smelter’s requirements while the new generation unit is being developed.

In the northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire not earlier than June 30, 2013, following their extension in 2003 for 10 years upon New York Power Authority (NYPA) having re-licensed its St. Lawrence-FDR Hydro Project. The company is currently in discussions with NYPA to extend the power supply arrangements in order to facilitate potential technical improvements in the plants, but may terminate either of these contracts with one year’s notice.

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

At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland. The curtailment coincided with the expiration of the smelter’s power contract on December 31, 2005, as a competitively-priced replacement power supply could not be obtained. Alcoa continues efforts to find an alternative power source for Eastalco.

Australia – Electricity

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

Brazil – Electricity

The Alumar smelter is supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) through a long term power purchase agreement signed in June 2004 and expiring in June 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984.

Aluminio participates in a consortium that owns the Machadinho hydroelectric power plant in southern Brazil, which began to generate power at full capacity in 2002. Aluminio’s investment participation in this project is 27.23%. Aluminio receives its share of the plant’s output, which is sufficient to cover 51% of its operating needs at the Poços de Caldas smelter.

Aluminio also has a 42.18% interest in Energética Barra Grande S.A. – BAESA, which built the Barra Grande hydroelectric power plant in southern Brazil. Barra Grande began operating in November 2005, and reached full generating capacity in 2006. Aluminio’s share of the project covers a substantial portion of its currently-purchased needs at the Poços de Caldas smelter.

With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 38%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants.

Aluminio is also participating in a number of Brazilian hydropower projects. Two of these projects have received the Environmental Installation License from the Federal Government:

•	Estreito, northern Brazil – Aluminio’s share is 25.49%
•	Serra do Facão, in the southeast of Brazil – a consortium of which Aluminio expects to own approximately 34%

In January 2007, a shareholder agreement was concluded by investors in the Serra do Facão hydroelectric plant which formalized the creation of a company, Romania, to construct the power plant. Generation of power is expected to begin in 2010.

A third project, Pai Querê in southern Brazil (Aluminio share is 35.00%), is still in the process of obtaining necessary environmental licenses.

If these projects are completed, the power will be used in Aluminio’s smelters or sold into the Brazilian grid.

Aluminio also owns 42% of ETAU, a Brazilian company that holds and operates an electric transmission line in southern Brazil, optimizing the transportation of the energy generated in the Barra Grande hydroelectric power plant.

Europe – Electricity

The company purchases electricity for its Italian smelters in the recently deregulated market, under contracts expiring in December 2009 for both the Portovesme and Fusina smelters. A new law went into effect on May 14, 2005, extending through December 2010 the special tariff conditions applicable to the Italian smelters. This provision has been communicated by the Italian Government to the European Union (EU) as a non-state-aid measure; however, the EU has opened an ongoing investigation into whether this provision should be considered unlawful state aid. It is expected that the outcome of the investigation by the EU Commission be known by the end of the second quarter of 2007. If the investigation concludes that the extension of special conditions applicable to the smelters is unlawful, Alcoa will follow through with the appeal it filed before the Court of First Instance in Luxembourg in November of 2006 in response to the investigation.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations expiring in January 2010.

Iceland – Electricity

As noted above, Alcoa broke ground in 2004 on construction of its new Fjarðaál smelter in eastern Iceland. Central to those arrangements is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, will build the Kárahnjukár dam and power project, and supply competitively priced electricity to the smelter.

Minority Interests – Electricity

The smelters in Ghana, Norway and Venezuela, in which Alcoa has only an equity stake and is not the operational manager, have made a variety of electricity purchase arrangements, through their respective managing or majority partners. The power contract for the smelter in Germany, in which the company previously held minority interest, ran through December 2005; at the end of 2005, the shareholders closed the smelter due to escalating power costs. Power for the smelter in Ghana is provided under an interim power rate agreement with the Volta River Authority. The other contracts are up for renewal at various times, the majority of them in the period from 2011 to 2020.

Canada & U.S. – Natural Gas

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

Australia – Natural Gas

AofA holds a 20% equity interest in a consortium that bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the northwest gas fields to Alcoa’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries.

Sources and Availability of Raw Materials

The major purchased raw materials in 2006 for each of the company’s segments are listed below.

Alumina	Primary Metals
bauxite	alumina
caustic soda	aluminum fluoride
electricity	calcined petroleum coke
fuel oil	cathode blocks
natural gas	electricity
liquid pitch
natural gas
silicon carbide

Flat-Rolled Products	Extruded and End Products
alloying materials	cobalt
aluminum scrap	electricity
coatings	fabricated aluminum
electricity	natural gas
natural gas	nitrogen
primary aluminum (rolling ingot, high purity, P1020)	polypropylene resin
polyvinyl chloride resin compound
primary aluminum (billet)

Engineered Solutions	Packaging and Consumer
cobalt	aluminum
copper	electricity
electricity	natural gas
natural gas	paper
nickel	polyethylene resin compound
nitrogen	polyethylene terephthalate (PET) resin compound
polyvinyl chloride resin compound	polypropylene resin
primary aluminum (billet)	polystyrene resin compound
steel
titanium

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

Alcoa’s other significant joint ventures and investments are as follows:

Alcoa Bohai Aluminum Industries Company Limited. In October 2005, Alcoa inaugurated a restructured joint venture with China International Trust & Investment (CITIC), its equity partner, to produce aluminum rolled products in Qinghuangdao, China. Alcoa is the managing partner in the new venture, holding a 73% stake, with CITIC holding a 27% stake. The joint venture operates existing aluminum cold rolling and foil facilities and is undertaking a major expansion, which includes a hot rolling mill and related equipment.

Alcoa Kunshan Aluminum Products Company Ltd. In September 2006, Alcoa completed the acquisition of its 70% interest in the aluminum brazing sheet venture in Kunshan City, China. Alcoa is the managing partner in the venture, with the remaining 30% shares held by Shanxi Yuncheng Engraving Group. Kunshan Aluminum is designed to produce 50,000 mtpy of aluminum brazing sheet primarily for the Asian automotive market. It is the third flat-rolled products facility managed by Alcoa in China including those owned and operated by Alcoa Bohai Aluminum Industries Company Limited and Alcoa (Shanghai) Aluminum Products Limited.

Aluminum Corporation of China Limited (Chalco). In November 2001, Alcoa entered into a strategic alliance with Chalco and its parent company, Aluminum Corporation of China (Chinalco). Under this alliance, in 2001 Alcoa became a strategic investor in Chalco’s global offering and listing on the New York Stock Exchange and The Stock Exchange of Hong Kong. Chinalco is the largest shareholder in Chalco and Alcoa is the largest holder of the shares of Chalco listed on stock exchanges outside China.

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

Orkla ASA (Orkla) and SAPA AB (Sapa). In 2006, Alcoa and Orkla signed a letter of intent to create a joint venture with Orkla’s subsidiary Sapa to combine Alcoa’s soft alloy extrusion business with Sapa’s extruded aluminum business. Alcoa’s soft alloy extrusion business currently operates twenty-two facilities in eight countries (three of which, located in the United States, will be divested and not included in the joint venture); Sapa’s profiles business has eighteen facilities in twelve countries. The new venture will be majority owned and operated by Sapa. The parties intend to eventually offer an IPO of the combined entity. It is anticipated that the joint venture will be formed by the end of the first quarter of 2007, subject to customary government approvals. Alcoa will continue to own and operate its hard alloy extrusion business which serves the aerospace, automotive, and selected other markets. This report does not constitute an offer of any securities for sale.

In 2006, Alcoa restructured the following joint ventures and investments:

Alcoa Kobe Transportation Products, Inc. (AKTP) and Kobe Alcoa Transportation Products Ltd. (KATP). Effective December 31, 2006, AKTP was dissolved and Alcoa sold its shares in KATP to Kobe Steel, Ltd. (Kobe). Both AKTP and KATP were joint ventures formed as part of the Alcoa and Kobe arrangement in the 1990’s to pursue opportunities in the transportation sheet products market. Both joint ventures were owned 50% by Alcoa and 50% by Kobe. AKTP, was engaged in the research and development of aluminum sheet products for the transportation industry. Alcoa will distribute 50% of the proceeds of the dissolved joint venture to Kobe. KATP was engaged in the manufacturing and marketing of aluminum sheet products for worldwide transportation markets. Separately, Alcoa and Kobe are in discussion about a potential joint research and development arrangement on various items including, but not limited to, brazing sheet.

Patents, Trade Secrets and Trademarks

The company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The company’s rights under its patents, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each business segment. The patents owned by Alcoa generally concern particular products or manufacturing equipment or techniques. Alcoa’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark.

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

Competitive Conditions

Alcoa is the world’s leading producer of alumina, primary aluminum and fabricated aluminum. Alcoa is subject to highly competitive conditions in all aspects of its aluminum and nonaluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials – such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; steel, plastics and glass for packaging applications – aluminum’s diverse characteristics, particularly its light weight, recyclability and flexibility, are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition and brand loyalty also play a role.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Alcoa conducts these activities within its businesses and at the Alcoa Technical Center near Pittsburgh, Pennsylvania. Expenditures for R&D activities were $213 million in 2006, $192 million in 2005 and $178 million in 2004. Expenditure amounts reported for 2005 and 2004 have been adjusted from those stated in Alcoa’s prior reports because of reclassifications due to discontinued operations.

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

During 2006, the company continued work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology. Progress has been successful in many respects as a result of anode assembly testing, although there remain technical and cost targets to overcome. Technical targets include improvement of anode life, optimization of pot operating conditions and maintenance of metal purity. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions. No timetable has been established for commercial use. Progress was also made on carbothermic projects, which if commercially feasible may reduce capital and operating costs, as well as provide environmental benefits related to waste reduction.

In the semi-fabrication businesses, the “simultaneous multi-alloy casting” process was developed with plans to commercialize it in 2007. The company has also moved from R&D to “pilot scale” on its continuous cast-rolled products process. A number of products were commercialized in 2006 such as those included in the “Extra Bright Dura Bright” brand and “Reynobond-Kevlar Hurricane” brand products.

The company currently has at least forty new products in various development stages. As a result of product development and technological advancement, the company continues to pursue patent protection in jurisdictions throughout the world.

Environmental Matters

Information relating to environmental matters is included in three areas of the Annual Report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Environmental Matters” on pages 35 and 36, in Note A to the financial statements under the caption “Environmental Expenditures” on pages 48 and 49, and in Note Y to the financial statements beginning on page 70.

Employees

Total worldwide employment at year-end 2006 was 123,000 people.

On May 31, 2006, the master labor agreement between Alcoa and the United Steelworkers covering 15 locations in the United States and approximately 9,000 employees was scheduled to expire. Work stoppage did not occur at any of the covered locations and on June 22, 2006, a new four-year labor agreement was ratified. The new master agreement includes structural changes in employee and retiree health care programs, resulting in additional employee cost sharing through plan design changes and premium contributions. The contract also contains provisions for a signing bonus upon ratification, wage increases and pension factor increases for longer service employees.

During the fourth quarter of 2006, Alcoa and the United Autoworkers Local 1050 (UAW) ratified a new four-year labor agreement that covers approximately 830 employees at Alcoa’s Cleveland Works facility. UAW employees returned to work on January 2, 2007, following an eight-week strike during which salaried workers operated the plant.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This report and the portions of the Annual Report incorporated by reference herein contain (and oral communications made by Alcoa may contain) statements that constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or other words of similar meaning. All statements that address Alcoa’s expectations or projections about the future, including statements about Alcoa’s strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Alcoa’s estimates, assumptions and expectations of future events and are subject to a number of risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. Therefore, Alcoa cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

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

Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;
•	significant increases in natural gas prices;
•	unavailability of electrical power due to droughts or hurricanes;
•	interruptions in energy supply due to equipment failure or other causes; or
•	curtailment of one or more refineries or smelters due to inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms.

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

Some of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Alcoa may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Any such work stoppages (or potential work stoppages) could have a material adverse effect on our financial results.

Alcoa may not be able to successfully implement its growth strategy.

Alcoa has an organic growth strategy focused on its “upstream” businesses. Significant expansion projects are in various stages of development or negotiation in Australia, Brazil, Ghana, Guinea, Iceland, Jamaica and Trinidad. These projects may not be completed or may be completed at higher cost than expected due to shortages of labor or materials, inability to obtain energy sources at competitive rates, inability to negotiate favorable contracts, inability to finance the construction of projects at favorable rates of interest, currency fluctuations, political unrest, regulatory developments and commercial risks, including but not limited to adverse developments in the global supply and demand for alumina and aluminum.

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

Alcoa has investments, activities and expansion projects in numerous countries outside the U.S. and in emerging markets, including Australia, Brazil, China, Ghana, Guinea, Iceland, India, Jamaica, Korea, Mexico, Norway, Russia, Suriname, Trinidad and Vietnam. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa’s results of operations.

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

Unexpected events, including fires or explosions at facilities, natural disasters, war or terrorist activities, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications, may increase the cost of doing business or otherwise impact Alcoa’s financial performance.

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

PRIMARY METALS

See the table and related text in the Primary Aluminum Facilities and Capacity section on pages 7-9.

FLAT-ROLLED PRODUCTS

Sheet and Plate:	Asia:	2 locations in 1 country.
	Australia:	2 locations.
	Europe:	8 locations in 6 countries.
	South America:	1 location.
	United States:	10 locations in 9 states.

Foil Products:	Asia:	3 locations in 1 country.
	Australia:	1 location.
	Europe:	2 locations in 1 country.
	South America:	1 location.
	United States:	2 locations in 2 states.

Can Reclamation:	Australia:	1 location.
	Europe:	1 location.
	United States:	1 location.

EXTRUDED AND END PRODUCTS

Extrusion, Tube:	Europe:	13 locations in 8 countries.
	Mexico	1 location.
	South America:	4 locations in 1 country.
	United States:	17 locations in 15 states.

Architectural Extrusions:	Africa:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	18 locations in 9 countries.
	South America:	3 locations in 1 country.
	United States:	11 locations in 9 states.

ENGINEERED SOLUTIONS
Aerospace:	Asia:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	8 locations in 4 countries.
	United States:	18 locations in 13 states.

Automotive Components:	Asia:	1 location.
	Australia:	2 locations.
	Canada:	2 locations in 2 provinces.
	Europe:	3 locations in 3 countries.
	Mexico:	2 locations.
	South America:	1 location.
	United States:	11 locations in 8 states.

AFL Automotive:	Asia:	1 location.
	Canada:	1 location.
	Central America:	2 locations in 1 country.
	Europe:	14 locations in 8 countries.
	Mexico:	6 locations.
	South America:	1 location.
	United States:	12 locations in 4 states.

Castings:	Asia:	1 location.
	Canada:	3 locations in 2 provinces.
	Europe:	7 locations in 5 countries.
	Mexico:	1 location.
	South America:	1 location.
	United States:	14 locations in 10 states.

Auto Engineering:	Europe:	4 locations in 3 countries.
	United States:	4 locations in 3 states.

Fasteners:	Asia:	2 locations in 1 country.
	Australia:	1 location.
	Europe:	10 locations in 4 countries.
	Mexico:	1 location.
	United States:	10 locations in 6 states.

PACKAGING AND CONSUMER
Consumer Products:	Canada:	1 location.
	Europe:	3 locations in 2 countries.
	United States:	9 locations in 7 states.

Flexible Packaging:	Asia:	1 location.
	Europe:	1 location.
	United States:	6 locations in 4 states.

Closures:	Africa:	1 location.
	Asia:	5 locations in 4 countries.
	Canada:	1 location.
	Central America:	1 location.
	Europe:	3 locations in 3 countries.
	Indonesia:	1 location.
	Mexico:	2 locations.

	Middle East:	1 location.
	South America:	6 locations in 5 countries.
	United States:	4 locations in 4 states.

Foodservice Packaging:	Canada:	3 locations in 2 provinces.
	Europe:	2 locations in 2 countries.
	United States:	7 locations in 7 states.

Polymerization and Extrusion:	Europe:	1 location.
	United States:	4 locations in 4 states.

[1]	Facilities that serve multiple product categories may be listed in more than one segment.

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

As previously reported, since 1989 Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyl

(PCB). In early 2002, Alcoa submitted a revised Analysis of Alternatives Report to EPA. This Report identified potential remedial actions related to PCB contamination of the river, including additional remedial alternatives that may be required by EPA. It also reflected certain recent studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. The range of costs associated with the remedial alternatives evaluated in the 2002 Report was between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Because the selection of the $2 million alternative (natural recovery) was considered remote, the company adjusted the reserve for the Grasse River in 2002 to $30 million representing the low end of the range of possible alternatives, as no single alternative could be identified as more probable than the others. In June 2003, based on then recent river observations, EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup so that it could be factored into the range of remedial alternatives being considered. The results of these additional studies, submitted in a report to EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. Those evaluations were submitted to EPA along with a proposal to perform additional pilot remedial studies in the river. In May 2004, EPA approved Alcoa’s proposed Remedial Options Pilot Study (ROPS) that includes sediment removal and capping, the installation of an ice control structure, and significant monitoring. At the same time, Alcoa adjusted the reserve for the river to include the $35 million estimated cost of the ROPS, in addition to the $30 million previously reserved. Most of the construction work for the ROPS was completed in 2005 with monitoring proposed for 2006 continuing through 2008. The reserves for the Grasse River were routinely reevaluated in 2006 and an adjustment of $4.1 million was made to cover commitments made to EPA for additional investigation work, for the on-going monitoring program including that associated with the ROPS program, and for an interim measure that involves annually the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. The findings from the ROPS program and from these additional investigations will be incorporated into a revised Analysis of Alternatives Report that is expected to be submitted in 2008. EPA will use this information to develop a remedy for the river. With the exception of the natural recovery remedy, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the ROPS are necessary to revise the scope and estimated cost of many of the current alternatives. EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time EPA’s Record of Decision is issued, which is expected in 2008 or later.

Representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa and Reynolds Metals Company (“Reynolds”) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company continues to actively investigate these claims.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina LLC facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various clean-up and remediation efforts were undertaken by or on behalf of St. Croix Alumina LLC. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the St. Croix Alumina LLC facility. The suit, which has been removed to the District Court of the Virgin Islands, names St. Croix Alumina LLC, Alcoa Inc. and Glencore Ltd. as defendants, and in August 2000 was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium and other substances. The reports go on to claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. In August 2005, Alcoa and St. Croix Alumina LLC moved to decertify the plaintiff class, and in March 2006, the assigned magistrate judge issued a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. This recommendation has been adopted by the assigned district judge. Alcoa and St. Croix Alumina LLC have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and St. Croix Alumina LLC and has a pending motion to dismiss.

As previously reported, in 2001 and 2002, two companion lawsuits were filed in the Court of Lafayette County, Arkansas on behalf of nearly 400 current or former residents of the City of Stamps, Arkansas, the City of Stamps and former employees of Red River Aluminum, Inc. (RRA), a dross processor. The 2001 action was transferred to Miller County, Arkansas. The suits named 12 defendants (including Alcoa, Alumax Inc. (Alumax) and Reynolds) that sent dross to RRA for processing. Plaintiffs filed claims for personal injuries and property damage and alleged that the defendants violated Arkansas environmental statutes relating to the alleged contamination associated with RRA’s operations in Stamps. The 2001 action was settled in May 2004. The cost of the settlement was previously reserved and was not material to Alcoa. The 2002 action was dismissed, without prejudice, at the request of plaintiffs in June 2004. In June 2004, the City of Stamps withdrew its claims, without prejudice. In June 2005, the City of Stamps filed a lawsuit in the U.S. District Court for the Western District of Arkansas (El Dorado Division). The suit was almost identical to its 2002 suit in state court that was withdrawn. The new suit named 16 defendants (including Alcoa, Alumax and Reynolds). The defendants in this case were aluminum manufacturers and processors who sent aluminum dross and scrap aluminum to RRA in order to recover aluminum contained within these materials. This secondary smelting process generates salt cake, which was left in 30-foot high mounds covering 8 to 10 acres of the RRA site. RRA was saving the salt cake with the belief that it could extract additional, usable aluminum from the material and sell it on the open market. In addition, the City of Stamps named the Arkansas Department of Environmental Quality, and the Arkansas Commissioner of State Lands, Arkansas State Land Office, as “Necessary Parties.” The City of Stamps alleged that these entities were necessary parties because they held title and control access to the RRA site, respectively. The City of Stamps alleged violation of the Arkansas Solid Waste Management Act and other causes of action (negligence, nuisance and trespass). In addition, the City of Stamps sought injunctive relief for remediation of the site as well as compensatory and punitive damages. Alcoa responded to the City of Stamps complaint in August 2005. In October 2005, the City of Stamps filed an amended complaint that included a count under the Resource Conservation and Recovery Act. Alcoa responded to the amended complaint in November 2005. In August 2006, all remaining claims in this litigation were resolved and the Company’s payment was not material to its financial condition.

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

As previously reported, the issuance of an Environmental Operating Permit (“EOP”) for the 344,000 mtpy Fjarðaál Project in Iceland was based upon a comparison study of the former Norsk Hydro 420,000 mtpy Reyðarál environmental impact assessment (“Comparison Study”). In early 2004, a third party challenged the procedures of the Icelandic Planning Agency (PA) in that regard, maintaining that the Ministry of the Environment should have required a full environmental impact assessment (EIA) be undertaken for the Fjarðaál Project, rather than making a decision based upon the Comparison Study prior to issuance of the EOP. In January 2005, an Icelandic District Court found, in part, in favor of the plaintiff’s position. The Icelandic government, the plaintiff and Fjarðaál all filed appeals from the ruling to the Icelandic Supreme Court. On June 9, 2005, the Icelandic Supreme Court upheld the decision of the Icelandic District Court, and found that a new EIA, rather than the Comparison Study, should have been conducted. At the same time, the Icelandic Supreme Court dismissed plaintiff’s claims that the EOP should be invalidated.

Construction has continued on the Project under previously-issued building permits, and on April 7, 2006, Alcoa submitted its new EIA to the PA. The EIA was accepted by the PA on August 31, 2006, and Alcoa then applied to the Icelandic Environment and Food Agency for a new EOP. The new EOP was issued on January 25, 2007.

As previously reported, in May 2005, Alcoa World Alumina LLC and St. Croix Alumina LLC. were among the defendants listed in a lawsuit brought by the Commissioner of the Department of Planning and Natural Resources, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by St. Croix Alumina LLC from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages. The defendants have filed motions to dismiss and, in September 2006, filed a motion for an order staying discovery pending resolution of those motions. All of these motions are pending and discovery has not begun.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Quebec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitee, Societe Canadienne de Metaux Reynolds Limitee and Canadian British Aluminum in the Superior Court of Quebec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. If allowed to proceed as a class action, plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. A hearing on plaintiff’s motion for class certification has not been set. Alcoa’s motion for permission to adduce evidence on class certification is not expected to be heard before the first quarter of 2007. The company intends to defend this action vigorously.

As previously reported, on December 5, 2005, Alcoa received service of a lawsuit filed in the United States District Court for the Northern District of New York and styled as Margaret George, et al., v. General Motors Corporation and Alcoa Inc., Docket No. 05-CV-1482. The complaint alleges personal injury and damages arising from exposure to PCB released from the defendants’ industrial facilities in Massena, New York and seeks certification of a class of plaintiffs comprised of individual Mohawk Indians residing on the Akwesane Territory, a Mohawk Indian Reservation, situated along the St. Lawrence River in the United States and Canada. The suit alleges that approximately 12,000 individuals reside on the reservation. The company is investigating the allegations and has filed an answer denying liability. Preliminary motions have been filed and discovery is underway.

As previously reported, in January 2006, Alcoa Inc. and Alcoa Fuels, Inc. were sued in the Warrick Circuit Court in Indiana by Billy Musgrave, Jr. and Kim Musgrave, on behalf of themselves and all persons similarly situated. The lawsuit concerns alleged harm from alleged exposure to waste that was disposed in designated pits at the Squaw Creek Mine in the 1970s. The Petition seeks certification of a class of plaintiffs and recovery for damages and punitive damages, but does not specify a claimed amount. Alcoa removed the case to the United States District Court for the Southern District of Indiana. On February 1, 2007, plaintiffs’ motion for leave to file an amended complaint, proposing to drop the class allegations against Alcoa and Alcoa Fuels, and their renewed motion for remand to state court were both granted.

In October 2006, forty-one plaintiffs sued Alcoa Inc. and Alcoa Fuels, Inc. in Warrick Circuit Court in Indiana. This lawsuit asserts similar claims against Alcoa and Alcoa Fuels as the plaintiffs in the Musgrave case mentioned above and involves some of the prior class members, as well as new plaintiffs who are non-employees. The alleged harm occurred from alleged exposure to waste that was disposed of in designated pits at the Squaw Creek Mine in the 1970s. Alcoa removed the case to the United States District Court for the Southern District of Indiana and has filed a motion to consolidate with the Musgrave case.

As previously reported, on April 5, 2006, Alcoa was notified by the Court of Venice (Tribunal di Venezia) that Alcoa Trasformazioni S.r.l., Fusina site (Venice), was sued by the Italian Minister of Environment and Minister of Public Works for an alleged liability for environmental damages. The plaintiffs asserted that Alcoa, as present owner of the site contaminated by previous activities, had the duty to act promptly to prevent the site from contaminating the Venice Lagoon and its surrounding natural resources. Alcoa Trasformazioni denies responsibility for the pre-existing condition and for failing to eliminate or circumscribe the pollution which was already the object of initiatives by the public authorities and a clear duty of the previous owner and plant seller. Alcoa has sued Alumix and Efim (the sellers of the Fusina site) before the Court of Rome for indemnification against any liability related to the pollution of former Alumix sites, purchased by Alcoa in 1996. Plaintiffs seek compensation for damages to the environment plus costs of installing a physical barrier along the plant’s border with the Lagoon.

As previously reported, the U.S. Environmental Protection Agency, the U.S. Department of Justice (DOJ), three citizens groups and Alcoa entered into a consent decree in 2003 in order to settle alleged violations of the Clean Air Act at Alcoa’s Rockdale, Texas power plant. The consent decree was executed by Alcoa on March 27, 2003 and lodged with the U.S. District Court for the Western District of Texas on April 19, 2003. The court ordered entry of the consent decree on July 28, 2003. On July 18, 2006, pursuant to the terms of the consent decree, DOJ submitted a demand for stipulated penalties for alleged violations of opacity and sulphur dioxide limits at the power plant. The total demand for stipulated penalties was $9,175,000. This matter was settled with all parties on January 31, 2007 with Alcoa agreeing to a payment of $1,851,718.

In August 2006, Reynolds finalized a consent order with the New York State Department of Environmental Conservation (“NYSDEC”) requiring it to pay an initial penalty of $143,000 to resolve violations in March, April and June 2006 of its permitted monthly fluoride air emission limit at its Massena East Plant. The consent order required Reynolds to implement corrective action by December 31, 2006, and set a stipulated penalty schedule that takes effect for any fluoride emissions exceeding a monthly average of 2.7 lbs of fluoride per ton of aluminum produced. Reynolds paid an additional $73,000 in stipulated penalties because average fluoride emissions exceeded this monthly consent order threshold in July and August 2006. The facility continues to implement improvements to meet its fluoride air emissions limit. NYSDEC has agreed to extend the consent order until June 30, 2007 to give the facility additional time to implement corrective action.

On December 1, 2006, St. Croix Alumina, LLC was sued by the Commissioner of the Department of Planning and Natural Resources (DPNR), U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. The complaint seeks the completion of certain actions regarding the facility, a civil fine and exemplary damages for alleged violations of the Coastal Zone Management Act and a construction permit issued pursuant to that Act.

On January 2, 2007, St. Croix Alumina, LLC, along with unaffiliated prior and subsequent owners, were sued by the Commissioner of the(DPNR), U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. This second suit alleges violations by the defendants of certain permits and environmental statutes said to apply to the facility. The complaint seeks the completion of certain actions regarding the facility, a civil fine and exemplary damages for alleged violations of the Coastal Zone Management Act and a construction permit issued pursuant to that Act.

On January 22, 2007, the City of Point Comfort, Texas filed suit against Alcoa World Aluminum, LLC (AWA) in the United States District Court for the Southern District of Texas, Victoria Division. Served on January 31, 2007, the suit alleges that air emissions from AWA’s Point Comfort facility have caused personal injury and property damage to the city and its residents. The complaint seeks injunctions prohibiting operation and unspecified damages.

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

As previously reported, in May 2005 Alcoa was served with a Federal Grand Jury subpoena by the Antitrust Division of the DOJ. The DOJ is investigating possible criminal violations of the antitrust laws and related matters concerning the aluminum fluoride industry. Aluminum fluoride is used in the process of smelting aluminum in all of the company’s smelters worldwide. The company produces aluminum fluoride for internal use and third party sales. The company also purchases aluminum fluoride from others and is a net purchaser. Antitrust authorities in Canada and Australia have also made inquiries to the company. The company has cooperated with all three authorities in their respective investigations and has completed production of requested documents and has filed narrative answers to all questions posed.

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

As previously reported, on July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $17 million (pre-tax) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. If the EC’s investigation concludes that extension of the regulated preferential electricity tariff is unlawful, Alcoa will follow through with the appeal it filed before the Court of First Instance in Luxembourg in November of 2006 in response to the investigation.

On November 17, 2006, a suit was filed by Charles Curtis and others against Alcoa individually and as fiduciary of the Employee’s Group Benefits Plan of Alcoa, Plan II in the United States District Court for the Eastern District of Tennessee. The suit was filed on behalf of more than 2,000 post-May 31, 1993 retirees, alleging that the company’s implementation of a financial liability cap for retiree medical benefits is in violation of their right to life-time vested retiree medical benefits at no cost. The company is vigorously defending against the action. Prior to June 1, 1993, United Steelworker retirees received medical benefits at no cost. In 1993, Alcoa, Reynolds and the United Steelworkers Union agreed that the company would limit its financial liability for providing retiree medical benefits for employees who retired after May 31, 1993. This limitation was based on the company’s per capita cost of providing the benefit during the final year of the collective bargaining agreement. As a result of the capped liability, post May 31, 1993 retirees were expected to begin to pay a portion of their retiree medical benefits after the expiration of the bargaining agreement. The company’s limitation was increased during 1996 negotiations as well as 2001 negotiations so that post May 31, 1993 retirees continued to receive benefits at no cost. Bargaining Unit employees and retirees were aware of the limitation through bargaining agreement side letters and/or summary plan description communications. During the May 2006 negotiations, the parties agreed to implement the company’s financial limitation beginning January 1, 2007, and retirees would begin to pay monthly premiums, deductibles and co-payments for their Alcoa provided medical coverage.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2006.

Item 4A.   Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 15, 2007 are listed below.

Alain J. P. Belda, 63, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997. Mr. Alain Belda’s brother, Ricardo E. Belda, retired as an executive officer of the company on September 1, 2006.

William F. Christopher, 52, Executive Vice President – Alcoa and Group President, Engineered Products and Solutions. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also led the customer and marketing initiatives for growth for the company until January 2006. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Joseph R. Lucot, 43, Vice President and Corporate Controller. Mr. Lucot was elected a Vice President of Alcoa in November 2006 and was elected to his current position effective January 1, 2007. He served as chief financial officer for Alcoa’s Global Rolled Products, Hard Alloy Extrusions and Asia group in 2006. He became chief financial officer for Global Extruded and End Products and Alcoa Europe in 2002. He was Vice President, Finance for Alcoa’s Primary Products business unit in 2001. He joined Alcoa in 1997 as Assistant Controller.

Charles D. McLane, Jr., 53, Vice President and Chief Financial Officer. Mr. McLane was elected to his current position effective January 1, 2007. He was elected Vice President and Corporate Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Lawrence R. Purtell, 59, Executive Vice President and General Counsel; Chief Compliance Officer. Mr. Purtell joined Alcoa as Executive Vice President and General Counsel in November 1997. He became Chief Compliance Officer in April 2002.

Bernt Reitan, 58, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Reitan was named Group President, Global Primary Products in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, Alcoa Primary Products in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a 20-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

Paul D. Thomas, 50, Executive Vice President – Alcoa and Group President, Alcoa Packaging and Consumer Products. Mr. Thomas was named to his current position in April 2006. He was named Executive Vice President – Alcoa, with responsibility for People, ABS and Culture in October 2004, and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, North American Fabricated Products in January 2003. He was named President of Alcoa Mill Products in 2001 and President of Alcoa’s Engineered Products business in January 1998. He was elected a Vice President of Alcoa in September 1998.

Helmut Wieser, 53, Executive Vice President – Alcoa and Group President, Global Rolled Products, Hard Alloy Extrusions & Asia. Mr. Wieser was elected an Alcoa Executive Vice President in November 2005 and was named Group President, Global Rolled Products, Hard Alloy Extrusions and Asia at that time. Mr. Wieser was named Group President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, retirement, resignation or removal.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

a) The information required by Item 201(e) of Regulation S-K is set forth under the caption “Stock Performance Graphs” of the Annual Report. Such information is not incorporated by reference and shall not be deemed to be “filed”. Dividend per share data, high and low prices per share, the principal exchanges on which the company’s common stock is traded, and the estimated number of holders of common stock are set forth on page 80 of the Annual Report and are incorporated by reference.

c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)(c)
January 1 – January 31, 2006	48,982	$30.24	-	26,200,282
February 1 – February 28, 2006	1,479,800	30.03	1,479,800	24,720,482
March 1 – March 31, 2006	528,412	29.90	520,200	24,200,282
Total for quarter ended March 31, 2006	2,057,194	30.00	2,000,000	24,200,282
April 1 – April 30, 2006	2,066,050	33.92	2,000,000	22,200,282
May 1 – May 31, 2006	2,636,111	31.54	2,600,000	19,600,282
June 1 – June 30, 2006	-	-	-	19,600,282
Total for quarter ended June 30, 2006	4,702,161	32.59	4,600,000	19,600,282
July 1 – July 31, 2006	2,501,872	31.93	2,500,000	17,100,282
August 1 – August 31, 2006	-	-	-	17,100,282
September 1 – September 30, 2006	5,689	27.76	-	17,100,282
Total for quarter ended September 30, 2006	2,507,561	31.92	2,500,000	17,100,282
October 1 – October 31, 2006	-	-	-	17,100,282
November 1 – November 30, 2006	7,566	28.99	-	17,100,282
December 1 – December 31, 2006	2,626	30.92	-	17,100,282
Total for quarter ended December 31, 2006	10,192	29.49	-	17,100,282

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	Alcoa’s share repurchase program was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. The program authorized the repurchase of up to 50 million shares of Alcoa common stock from time to time, directly or through brokers or agents.

(c)	On January 19, 2007, Alcoa’s Board of Directors approved and Alcoa publicly announced a new share repurchase program. The new program authorizes purchase of up to 87 million shares of Alcoa common stock from time to time, directly or through brokers or agents and has no expiration date. This new program supersedes the program authorized in 2001.

Item 6.   Selected Financial Data.

The comparative table showing selected financial data for the company is on page 24 of the Annual Report and is incorporated by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s review and comments on the consolidated financial statements are on pages 25 through 41 of the Annual Report and are incorporated by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on page 34 of the Annual Report and is incorporated by reference.

Item 8.   Financial Statements and Supplementary Data.

The company’s consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent auditors are on pages 43 through 73 of the Annual Report and are incorporated by reference.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 42 of the Annual Report and is incorporated by reference.

(c) Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is on page 43 of the Annual Report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Item 1 – Election of Directors” and “Transactions with Related Persons” of the Proxy Statement and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 4A of this report under “Executive Officers of the Registrant” and is incorporated by reference.

The information required by Item 405 of Regulation S-K is contained under the caption “Alcoa Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated by reference.

The company’s Code of Ethics for the CEO, CFO and Other Financial Professionals is publicly available on the company’s Internet website at http://www.alcoa.com under the section “About Alcoa – Corporate Governance.” The remaining information required by Item 406 of Regulation S-K is contained under the captions “Corporate Governance” and “Corporate Governance – Business Conduct Policies and Code of Ethics” of the Proxy Statement and is incorporated by reference.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under “Nominating Candidates for Election to the Board” and “Corporate Governance – Committees of the Board – Audit Committee” of the Proxy Statement and is incorporated by reference.

Item 11.   Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “– Compensation Committee Report”), “Director Compensation”, “Potential Payments upon Termination or Change in Control” and “Corporate Governance – Recovery of Incentive Compensation” of the Proxy Statement. Such information is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Alcoa Stock Ownership – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” of the Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders[1]	84,694,807	[1]	$33.97	41,539,486	[2]
Equity compensation plans not approved by security holders[3,4]	0		0	0
Total	84,694,807	[1]	$33.97	41,539,486	[2]

[1]

Includes the 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP), Alcoa Stock Incentive Plan (approved by shareholders in 1999) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:

•	79,409,124 stock options
•	565,264 performance options at target
•	4,076,935 stock awards
•	643,484 performance share awards (316,300 granted at target)

[2]

The 2004 ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, contingent stock, performance shares and performance units and stock or other awards. The shares that remain available for issuance under the 2004 ASIP may be issued in connection with any one of these awards. Included in the 2004 ASIP approved plan were additional share reserves of 30 million stock options and stock appreciation rights and 10 million for other awards. In addition, the 2004 ASIP provides the following are available to grant under the 2004 ASIP: (i) shares subject to awards under the 2004 ASIP or prior plan that are forfeited, settled for cash, expire or otherwise terminate without issuance of shares and (ii) shares tendered in payment of the purchase price of an option award under the 2004 ASIP or prior plan or tendered or withheld to pay required withholding taxes. Table amounts are comprised of the following:

•	34,295,405 stock options and stock appreciation rights
•	7,244,081 other awards

[3]

In connection with its acquisitions of Alumax, Cordant Technologies Inc., Howmet and Reynolds, Alcoa assumed stock options outstanding under these companies’ stock option plans. An aggregate of 4,618,675 shares of Alcoa common stock are to be issued upon exercise of the outstanding options. The options have a weighted average exercise price of $29.58. No grants of stock options under these plans have been made since the year of Alcoa’s acquisition of the particular company, nor will any such grants be made in the future.

[4]

The Alcoa Fee Continuation Plan for Non-Employee Directors, adopted in 1990, provided fee continuation payments for persons who met a minimum service requirement as a non-employee director. Each of the eligible participants (ten at December 31, 2005) was entitled to receive such cash and stock payments for life upon retirement from the Board based upon the cash retainer fee for directors and an annual stock grant under the company’s former Stock Plan for Non-Employee Directors. In 1995, the Board froze future annual payments to eligible directors at a maximum of $30,000 and 2,000 shares (or a lesser proportion based on service). In 2006, the Plan was amended to provide that all payments would be made in cash rather than stock and cash, at the equivalent value of the payments the eligible participants would have received in stock and cash. Prior to the 2006 Amendment, Alcoa’s practice had been to use treasury shares for the share payments. All current fees and other compensation for directors are outlined under the caption “Director Compensation” of the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership – Stock Ownership of Certain Beneficial Owners” and “ – Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “Compensation Committee Report”), “Potential Payments upon Termination or Change in Control”, “Corporate Governance – Transactions with Directors’ Companies” and “Transactions with Related Persons” of the Proxy Statement and in Attachment C (Related Person Transaction Approval Policy) thereto and is incorporated by reference.

The information required by Item 407(a) of Regulation S-K regarding director independence is contained under the captions “Item 1 – Election of Directors”, “Corporate Governance”, “Corporate Governance – Where to Find Corporate Governance Information”, “Corporate Governance – Director Independence”, “Corporate Governance – Committees of the Board” and “Corporate Governance – Transactions with Directors’ Companies” of the Proxy Statement and is incorporated by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2 – Proposal to Ratify the Independent Auditor – Audit and Non-Audit Fees” and “ – Policy on Pre-Approval of Audit Services” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures adopted by the Audit Committee for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

                (1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 43 through 73 of the Annual Report and are incorporated by reference.

                (2) The following report and schedule should be read with the company’s consolidated financial statements in the Annual Report:

Report of PricewaterhouseCoopers LLP dated February 15, 2007 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2006, 2005 and 2004.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2006, 2005 and 2004.

                (3)  Exhibits

Exhibit Number		Description*
3	(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2000.

3	(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 3(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

4	(a).	Articles. See Exhibit 3(a) above.

4	(b).	By-Laws. See Exhibit 3(b) above.

4	(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4	(c)(1).	First Supplemental Indenture dated January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007.

10	(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited.

10	(g).	Five-Year Revolving Credit Agreement, dated as of April 22, 2005, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K dated April 25, 2005.

10	(h).	Five-Year Revolving Credit Agreement, dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10	(h)(1).	Amendment Agreement dated as of April 22, 2005 in respect of the Five-Year Revolving Credit Agreement dated as of April 23, 2004, incorporated by reference to exhibit 10(b) to the company’s Current Report on Form 8-K dated April 25, 2005.

10	(i).	Revolving Credit Agreement (Five-Year), dated as of April 25, 2003, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10	(i)(1).	Amendment Agreement dated as of April 22, 2005 in respect of the Revolving Credit Agreement (Five-Year) dated as of April 25, 2003, incorporated by reference to exhibit 10(c) to the company’s Current Report on Form 8-K dated April 25, 2005.

10	(j).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(j)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(j)(2).	Amendments to Alcoa Stock Acquisition Plan, effective January 1, 2005, incorporated by reference to exhibit 10(i)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(k).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(k)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(k)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10	(l).	Incentive Compensation Plan, as amended effective January 1, 1993, incorporated by reference to exhibit 10(c) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(l)(1).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(l)(2).	Incentive Compensation Plan of Alcoa Inc., as revised September 15, 2006, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(m).	Employees’ Excess Benefit Plan, Plan C, as amended and restated in 1994, effective January 1, 1989, incorporated by reference to exhibit 10(d) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(m)(1).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2000, incorporated by reference to exhibit 10(d)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(m)(2).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective January 1, 2002, incorporated by reference to exhibit 10(l)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10	(n).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10	(o).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(o)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(p).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(p)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(p)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(q).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(q)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(q)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(q)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(q)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(q)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(q)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(r).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(s).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(t).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(u).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(v).	Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 1999, incorporated by reference to exhibit 10(q) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(v)(1).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2000, incorporated by reference to exhibit 10(q)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(w).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(x).

Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number

1-3610) for the year ended December 31, 1998.

10	(x)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(x)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(x)(3).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2005, incorporated by reference to exhibit 10(x)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(y).	Alcoa Inc. Change in Control Severance Plan, incorporated by reference to exhibit 10(z) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2001.

10	(z).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(aa).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(bb).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(cc).	Stock Option Award Rules Revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(dd).	Stock Awards Rules Effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(ee).	Performance Share Awards Rules Effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(ff).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated January 10, 2005.

10	(gg).	Global Pension Plan Effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(gg)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(gg)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(gg)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(hh).	Form of Executive Severance Agreement between Alcoa Inc. and Eligible Key Executives, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K dated December 23, 2004.

10	(ii).	Summary of Non-Employee Director Compensation effective January 1, 2005, incorporated by reference to exhibit 10(nn) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(jj).	Executive Financial Planning Program, incorporated by reference to exhibit 10(oo) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(kk).	Income Tax Preparation Program, incorporated by reference to exhibit 10(pp) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(ll).	Summary of named executive officer salary increases, effective July 1, 2005, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10	(mm).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(nn).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(oo).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(pp).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(qq).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(rr).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(ss).	Summary of Expatriate Benefit Arrangements, incorporated by reference to exhibit 10(ss) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(tt).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(tt) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(uu).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(vv).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007.

10	(ww).	Summary of Relocation Benefits for Paul D. Thomas.

12.		Computation of Ratio of Earnings to Fixed Charges.

13.		Portions of Alcoa’s 2006 Annual Report to Shareholders.

21.		Subsidiaries and Equity Entities of the Registrant.

23.		Consent of Independent Registered Public Accounting Firm.

24.		Power of Attorney for certain directors.

31.		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit Nos. 10(j) through 10(ww) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alcoa Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 15, 2007 appearing in the 2006 Annual Report to Shareholders of Alcoa Inc. and its subsidiaries (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 15, 2007

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31,

(in millions)

Col. A	Col. B	Col.C		Col. D	Col. E
		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(A)	Deductions(B)	Balance at end of period
Allowance for doubtful accounts:

2006	$62	$8	$11	$6	$75

2005	$67	$9	$(1)	$13	$62

2004	$82	$10	$1	$26	$67

Income tax valuation allowance:

2006	$467	$120	$(14)	$37	$536

2005(C)	$461	$20	$7	$21	$467

2004(C)	$487	$10	$—	$36	$461

Notes:	(A	)	Amounts related to the allowance for doubtful accounts represent collections on accounts previously written off, acquisition/divestiture of subsidiaries and foreign currency translation adjustments. Amounts related to the income tax valuation allowance relate to goodwill adjustments.
	(B	)	Amounts related to the allowance for doubtful accounts are due to the write-off of uncollectible accounts. Amounts related to the income tax valuation allowance are primarily due to the utilization of tax loss carryforwards.
	(C	)	These amounts have been revised from the prior year presentation to include amounts previously excluded to reflect them on a “gross” basis. Such amounts were not included in the valuation allowance balances nor in the related gross deferred tax asset balances in the prior year Form 10-K report, but were instead reflected as a reduction of the deferred tax assets, effectively presenting them on a “net” basis. The change to “gross” rather than “net” presentation of these amounts had no impact on reported income tax expense for any period.

The financial information of all prior periods presented has been reclassified to reflect discontinued operations and assets held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCOA INC.

February 15, 2007	By	/s/ Joseph R. Lucot
Joseph R. Lucot
Vice President and Corporate Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain J. P. Belda Alain J. P. Belda	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 15, 2007

/s/ Charles D. McLane, Jr. Charles D. McLane, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2007

Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Klaus Kleinfeld, James W. Owens, Henry B. Schacht, Franklin A. Thomas and Ernesto Zedillo, each as a Director, on February 15, 2007, by Donna C. Dabney, their Attorney-in-Fact.*

*By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact