Form 10-Q
period 2007-03-31
ALCOA INC
filed 2007-05-08
CIK 4281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Office of the Secretary 212-836-2732
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

As of May 4, 2007, 869,523,897 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2007	2006
Sales (M)	$7,908	$7,111

Cost of goods sold (exclusive of expenses below)	6,007	5,344
Selling, general administrative, and other expenses	357	355
Research and development expenses	52	47
Provision for depreciation, depletion, and amortization	304	306
Restructuring and other charges (D)	26	1
Interest expense	83	92
Other income, net (F)	(44)	(35)

Total costs and expenses	6,785	6,110

Income from continuing operations before taxes on income	1,123	1,001
Provision for taxes on income (G)	335	282

Income from continuing operations before minority interests’ share	788	719
Less: Minority interests’ share	115	105

Income from continuing operations	673	614
Loss from discontinued operations (H)	(11)	(6)

NET INCOME	$662	$608

EARNINGS (LOSS) PER COMMON SHARE (I)
Basic:
Income from continuing operations	$.77	$.71
Loss from discontinued operations	(.01)	(.01)

Net income	$.76	$.70

Diluted:
Income from continuing operations	$.77	$.70
Loss from discontinued operations	(.02)	(.01)

Net income	$.75	$.69

Dividends paid per common share	$.17	$.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$420	$506
Receivables from customers, less allowances of $71 in 2007 and $75 in 2006	3,314	3,127
Other receivables	337	308
Inventories (J)	3,780	3,805
Fair value of derivative contracts	251	295
Prepaid expenses and other current assets	1,136	1,116

Total current assets	9,238	9,157

Properties, plants, and equipment	30,237	29,348
Less: accumulated depreciation, depletion, and amortization	14,865	14,535

Properties, plants, and equipment, net	15,372	14,813

Goodwill	6,169	6,166
Investments	1,903	1,722
Other assets	4,320	4,346
Assets held for sale (H)	1,019	979

Total assets	$38,021	$37,183

LIABILITIES
Current liabilities:
Short-term borrowings	$516	$475
Commercial paper (C)	272	340
Accounts payable, trade	2,570	2,680
Accrued compensation and retirement costs	878	995
Taxes, including taxes on income	757	875
Other current liabilities	1,250	1,406
Long-term debt due within one year (C)	661	510

Total current liabilities	6,904	7,281

Commercial paper (C)	—	1,132
Long-term debt, less amount due within one year (C)	6,311	4,778
Accrued pension benefits	1,539	1,567
Accrued postretirement benefits	2,933	2,956
Other noncurrent liabilities and deferred credits	1,925	2,023
Deferred income taxes	763	762
Liabilities of operations held for sale (H)	277	253

Total liabilities	20,652	20,752

MINORITY INTERESTS	1,947	1,800

COMMITMENTS AND CONTINGENCIES (K)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,790	5,817
Retained earnings	11,579	11,066
Treasury stock, at cost	(1,953)	(1,999)
Accumulated other comprehensive loss (L)	(974)	(1,233)

Total shareholders’ equity	15,422	14,631

Total liabilities and equity	$38,021	$37,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2007	2006
CASH FROM OPERATIONS
Net income	$662	$608
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	304	307
Deferred income taxes	1	(4)
Equity income, net of dividends	(35)	(9)
Restructuring and other charges (D)	26	1
Gains from investing activities – sale of assets	(1)	—
Provision for doubtful accounts	3	3
Loss from discontinued operations (H)	11	6
Minority interests	115	105
Stock-based compensation	24	28
Excess tax benefits from stock-based payment arrangements	5	—
Other	(6)	(52)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
(Increase) in receivables	(139)	(295)
Decrease (increase) in inventories	49	(326)
(Increase) in prepaid expenses and other current assets	(60)	(90)
(Decrease) in accounts payable and accrued expenses	(367)	(294)
(Decrease) increase in taxes, including taxes on income	(102)	23
Cash received on long-term aluminum supply contract (N)	93	—
Pension contributions	(50)	(77)
Net change in noncurrent assets and liabilities	(1)	(28)
(Increase) in net assets held for sale	(4)	(87)

CASH PROVIDED FROM (USED FOR) CONTINUING OPERATIONS	528	(181)
CASH USED FOR DISCONTINUED OPERATIONS	(1)	(32)

CASH PROVIDED FROM (USED FOR) OPERATIONS	527	(213)

FINANCING ACTIVITIES
Net change in short-term borrowings	38	69
Net change in commercial paper (C)	(1,200)	760
Additions to long-term debt (C)	2,024	6
Debt issuance costs (C)	(96)	—
Payments on long-term debt (C)	(353)	(5)
Common stock issued for stock compensation plans	82	46
Excess tax benefits from stock-based payment arrangements	(5)	—
Repurchase of common stock	(88)	(60)
Dividends paid to shareholders	(148)	(131)
Dividends paid to minority interests	(158)	(115)
Contributions from minority interests	114	—

CASH PROVIDED FROM FINANCING ACTIVITIES	210	570

INVESTING ACTIVITIES
Capital expenditures	(783)	(591)
Capital expenditures of discontinued operations	—	(1)
Additions to investments	(26)	(33)
Net change in short-term investments and restricted cash	6	(59)
Other	(25)	17

CASH USED FOR INVESTING ACTIVITIES	(828)	(667)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	7

Net change in cash and cash equivalents	(86)	(303)
Cash and cash equivalents at beginning of year	506	762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$420	$459

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Notes to the Condensed Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited. The Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2006 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain amounts in the prior period Condensed Statement of Consolidated Cash Flows have been reclassified to conform to the current period presentation.

This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes all disclosures required by accounting principles generally accepted in the United States of America.

B. Recently Issued and Recently Adopted Accounting Standards – In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of SFAS 159 on the Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alcoa on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Financial Statements.

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” (FIN 39) by replacing the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also amends FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP FIN 39-1 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of FSP FIN 39-1 on the Financial Statements.

In March 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. EITF 06-10 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of EITF 06-10 on the Financial Statements.

On January 1, 2007, Alcoa adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This

Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have an impact on the accompanying Financial Statements. In accordance with the disclosure provisions of FIN 48, the following information is presented as of the date of adoption.

Alcoa has $23 of unrecognized tax benefits, all of which, if recorded, would change the 2007 annual effective tax rate by less than one percent. The company anticipates that it will not have a change in unrecognized tax benefits during the next twelve months that would have a material impact on the company’s results of operations.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the provision for income taxes on the accompanying Condensed Statement of Consolidated Income. The amount of interest and penalties accrued at the date of adoption is approximately $5.

Alcoa and its subsidiaries file income tax returns in the U.S., various states and foreign jurisdictions. With few exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2001. All U.S. tax years prior to 2006 have been audited by the IRS. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years ranging from 2001 to 2005.

Effective January 1, 2007, Alcoa adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

C. Debt – In January 2007, Alcoa completed a public debt offering under its existing shelf registration statement for $2,000 in new senior notes. The $2,000 is comprised of $750 of 5.55% Notes due 2017, $625 of 5.9% Notes due 2027, and $625 of 5.95% Notes due 2037 (collectively, the “Senior Notes”). Alcoa received $1,979 in net proceeds from the public debt offering reflecting original issue discounts and the payment of financing costs. A portion of the net proceeds from the Senior Notes was used by Alcoa to repay $1,132 of its commercial paper outstanding as of December 31, 2006 in January 2007. The $1,132 was reflected as long-term on the December 31, 2006 Condensed Consolidated Balance Sheet due to the fact that this amount was refinanced with new long-term debt instruments. Additionally, Alcoa used a portion of the net proceeds to pay $338 related to a tender offer of its 4.25% Notes due 2007 (see below). The remaining net proceeds were used to repay new commercial paper that was borrowed in January 2007 prior to the issuance of the Senior Notes and for general corporate purposes. Alcoa paid $15 in financing costs associated with the issuance of the Senior Notes. These costs were deferred and will be amortized, along with the original issue discounts, to interest expense using the effective interest method over the respective terms of the Senior Notes. Interest on the Senior Notes will be paid semi-annually in February and August commencing August 2007. Alcoa has the option to redeem the Senior Notes, as a whole or in part, at any time or from time to time, on at least 30 days but not more than 60 days prior notice to the holders of the Senior Notes at a redemption price specified in the Senior Notes. The Senior Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the Senior Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus any accrued and unpaid interest on the Senior Notes repurchased. The Senior Notes rank pari passu with Alcoa’s other senior unsecured unsubordinated indebtedness.

Also in January 2007, Alcoa commenced a tender offer (the “Offer”) to purchase for cash any and all of its 4.25% Notes due 2007 (the “2007 Notes”). Upon expiration of the Offer, $333 of the aggregate outstanding principal amount of the 2007 Notes was validly tendered and accepted. At December 31, 2006, the 2007 Notes had an outstanding balance of $792 and an original maturity of August 15, 2007. The $333 was reflected as long-term on the December 31, 2006 Condensed Consolidated Balance Sheet due to the fact that this amount was refinanced with new long-term debt instruments. Alcoa paid a total of $338, which consisted of the purchase price of $331 for the tendered 2007 Notes plus $7 in accrued and unpaid interest, to the holders of the tendered 2007 Notes on February 1, 2007. An immaterial gain was recognized for the early retirement of the $333 principal amount.

Lastly, in January 2007, Alcoa commenced offers to exchange up to $500 of each of its outstanding 7.375% Notes due 2010 (2010 notes), 6.5% Notes due 2011 (2011 notes) and 6% Notes due 2012 (2012 notes), (collectively, the “old notes”), for up to $1,500 of new Notes due 2019 and 2022. At December 31, 2006, each of the old notes had an outstanding balance of $1,000. Upon expiration of the exchange offers in February 2007, principal amounts of $489 of 2010 notes, $416 of 2011 notes, and $483 of 2012 notes were validly tendered and accepted. In exchange for the tendered amounts, Alcoa issued $750 of 5.72% Notes due 2019 and $627 of 5.87% Notes due 2022 (collectively, the “new notes”), and paid $98 in cash. The $98 consisted of $75 for the exchange price, which included an early participation incentive for those holders that tendered old notes by February 5, 2007, $11 in principal to retire tendered old notes not exchanged, and the remainder was for accrued and unpaid interest on the tendered old notes. The $75, along with $6 in financing costs associated with the exchange offers plus the remaining unamortized debt issuance costs, original issue discounts and terminated interest rate swaps associated with the old notes, were deferred and will be amortized to interest expense using the effective interest method over the respective terms of the new notes. Alcoa recognized an immaterial loss for the early retirement of the $11 in old notes. Interest on the new notes will be paid semi-annually in February and August commencing August 2007. Alcoa has the option to redeem the new notes, as a whole or in part, at any time or from time to time, on at least 30 days but not more than 60 days prior notice to the holders of the new notes at a redemption price specified in the new notes. The new notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the new notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the new notes repurchased, plus any accrued and unpaid interest on the new notes repurchased. The new notes rank pari passu with Alcoa’s other senior unsecured unsubordinated indebtedness.

On February 23, 2007, Alcoa entered into a registration rights agreement (the “Agreement”) related to the new notes. Under the Agreement, Alcoa agreed to file a registration statement in order to exchange the new notes for registered securities having terms identical in all material respects to the new notes, except that the registered securities would not contain transfer restrictions. Alcoa filed the registration statement with the Securities and Exchange Commission (SEC) on March 19, 2007 and it was declared effective on April 2, 2007. The registered exchange offer was made on April 3, 2007 and expired on May 2, 2007. Under the Agreement, Alcoa also agreed that under certain circumstances it would file a shelf registration statement with the SEC covering resales by holders of the new notes in lieu of the registered exchange offer. In the event of a registration default, as defined in the Agreement, additional interest would accrue on the aggregate principal amount of the new notes affected by such default at a rate per annum equal to 0.25% during the first 90 days immediately following the occurrence of any registration default, and would increase to a maximum of 0.50% thereafter. As of March 31, 2007, Alcoa is not in default under the Agreement and management has determined that the likelihood of such a default is remote. The Agreement had no impact on the accompanying Financial Statements.

D. Restructuring and Other Charges – In the first quarter of 2007, Alcoa recorded a net charge of $26 ($18 after tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. This net charge consisted primarily of accelerated depreciation associated with the shutdown of certain facilities in 2007. In the first quarter of 2006, Alcoa recorded a net charge of $1 ($1 after tax and minority interests) for restructurings associated with previously approved programs.

As of March 31, 2007, approximately 1,200 of the 6,700 employees associated with the 2006 restructuring program have been terminated. Also, there are approximately 1,000 employees remaining under the 2005 restructuring program who have yet to be terminated. For further details on the 2006 and 2005 restructuring programs, see Note D to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

In the first quarter of 2007, cash payments of $29 and $8 were made against total reserves related to the 2006 and 2005 restructuring programs, respectively. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $50 in reserves for ongoing site remediation work and special termination benefit payments, which are expected to be paid over the next several years. Restructuring and other charges are not included in the segment results.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2005	$136	$38	$174
2006:
Cash payments	(44)	(3)	(47)
Restructuring charges	107	17	124
Reversals of previously recorded restructuring charges	(31)	(12)	(43)

Reserve balances at December 31, 2006	168	40	208

2007:
Cash payments	(33)	(4)	(37)
Restructuring charges	5	3	8
Reversals of previously recorded restructuring charges	(3)	—	(3)

Reserve balances at March 31, 2007	$137	$39	$176

E. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Pension benefits		Postretirement benefits
First quarter ended March 31,	2007	2006	2007	2006
Service cost	$49	$52	$7	$8
Interest cost	164	154	49	50
Expected return on plan assets	(195)	(185)	(4)	(4)
Amortization of prior service cost	4	3	(1)	2
Recognized actuarial loss	32	32	14	13

Net periodic benefit cost	$54	$56	$65	$69

F. Other Income, Net

	First quarter ended March 31,
	2007	2006
Equity income	$23	$19
Interest income	16	17
Foreign currency gains, net	7	2
Gain on sale of asset	1	—
Other expense, net	(3)	(3)

	$44	$35

G. Income Taxes – The effective tax rate for the first quarter of 2007 and 2006 was 29.8% and 28.2%, respectively. The rate for both periods differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions. See Note B for discussion of the adoption of FIN 48 and FSP FIN 48-1.

H. Discontinued Operations and Assets Held for Sale – For all periods presented in the accompanying Condensed Statement of Consolidated Income, businesses classified as discontinued operations include the home exteriors business, the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K. The imaging and graphics communications business was also included in discontinued operations in the first quarter of 2006.

The following table details selected financial information for the businesses included within discontinued operations:

	First quarter ended March 31,
	2007	2006
Sales	$—	$147

Loss from operations	$(1)	$(4)
Loss on sale of businesses	(16)	(4)

Total pretax loss	(17)	(8)
Income tax benefit	6	2

Loss from discontinued operations	$(11)	$(6)

In the first quarter of 2007, Alcoa recorded a loss of $11 (after tax) from discontinued operations primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business. In the first quarter of 2006, Alcoa recorded a loss of $6 (after tax) consisting of net operating losses of $3 and a loss of $3 related to the 2005 fourth quarter sale of the imaging and graphics communications business.

In the fourth quarter of 2006, Alcoa signed a letter of intent with Orkla ASA’s Sapa Group (Sapa) to create a joint venture that would combine its soft alloy extrusion business with Sapa’s Profiles extruded aluminum business. This joint venture will be accounted for on the equity method and it is anticipated that the joint venture will be formed in the second quarter of 2007. As a result, the soft alloy extrusion business is classified as held for sale, along with the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K., in the accompanying Condensed Consolidated Balance Sheet for all periods presented.

The major classes of assets and liabilities of operations held for sale are as follows:

	March 31, 2007	December 31, 2006
Assets:
Receivables, less allowances	$381	$342
Inventories	221	226
Properties, plants, and equipment, net	393	382
Other assets	24	29

Assets held for sale	$1,019	$979

Liabilities:
Accounts payable and accrued expenses	$261	$238
Other liabilities	16	15

Liabilities of operations held for sale	$277	$253

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	First quarter ended March 31,
	2007	2006
Income from continuing operations	$673	$614
Less: preferred stock dividends	—	—

Income from continuing operations available to common shareholders	$673	$614

Average shares outstanding – basic	869	871
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards and performance awards	7	5

Average shares outstanding – diluted	876	876

Options to purchase 45 million and 60 million shares of common stock at an average exercise price of $38.06 and $36.96 per share were outstanding as of March 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Inventories

	March 31, 2007	December 31, 2006
Finished goods	$1,098	$1,137
Work in process	1,158	1,157
Bauxite and alumina	549	535
Purchased raw materials	736	729
Operating supplies	239	247

	$3,780	$3,805

Approximately 44% of total inventories at March 31, 2007 and December 31, 2006 were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,115 and $1,077 higher at March 31, 2007 and December 31, 2006, respectively.

K. Commitments and Contingencies

Litigation

Effective January 1, 2007, Alcoa engaged a financial liability cap for medical benefits provided to retirees, who retired on or after June 1, 1993, along with their spouses, eligible dependents, and their surviving spouses (collectively, the “participants”) as permitted under a new four-year collective bargaining agreement that was ratified by Alcoa and the United Steelworkers Union on June 22, 2006. The cap requires that the participants pay a portion of their monthly premiums and increased their deductibles and co-payments for their Alcoa-provided medical coverage. On March 20, 2007, as part of a lawsuit brought against Alcoa in the United States District Court for the Eastern District of Tennessee, approximately 3,000 retirees, who retired between June 1, 1993 and June 30, 2006, along with their spouses, eligible dependents, and their surviving spouses filed a motion for a preliminary injunction seeking the reinstatement of retiree medical benefits as they existed prior to January 1, 2007 under the Employees’ Group Benefits Plan of Alcoa, Plan II. The plaintiffs allege that Alcoa’s implementation of the financial liability cap violates their purportedly vested right to lifetime retiree medical benefits at a lower cost than they are now required to pay under the January 1, 2007 plan. Alcoa’s position is that the plaintiffs had no such right. The cap on Alcoa’s contribution toward retiree medical benefits was part of every collective bargaining agreement dating back to 1993, and those agreements were ratified by the retirees. Alcoa estimates that, in the event of an unfavorable outcome, its maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years, all of which includes an estimate for approximately 10,000 additional retirees, who retired from June 1, 1993 through May 31, 2006, and their spouses who are not parties to the litigation. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome. However, Alcoa believes that it has valid defenses and intends to defend this matter vigorously.

In addition to the litigation discussed above, various other lawsuits, claims and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the company’s financial position, liquidity or results of operations in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position, liquidity or the results of operations of the company.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 34 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 65 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, NY plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

In June of 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. Alcoa submitted to the EPA, and the EPA approved, a Remedial Options Pilot Study (ROPS) to gather this information. The scope of this study includes sediment removal and capping, the installation of an ice control structure, and significant monitoring.

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the construction work was completed in 2005 with monitoring work proposed through 2008. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in 2008. This information will be used by the EPA to propose a remedy for the entire river. Alcoa adjusted the reserves in the second quarter of 2004 to include the $35 for the ROPS. This was in addition to the $30 previously reserved.

The reserves for the Grasse River were re-evaluated in the fourth quarter of 2006 and an adjustment of $4 was made. This adjustment is to cover commitments made to the EPA for additional investigation work, for the on-going monitoring program, including that associated with the ROPS program, to prepare a revised Analysis of Alternatives Report, and for an interim measure that involves, annually, the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. This reserve adjustment is intended to cover these commitments through 2008 when the revised Analysis of Alternatives report will be submitted.

With the exception of the natural recovery remedy, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the ROPS are necessary to revise the scope and estimated cost of many of the current alternatives.

The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008 or later.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis, IL operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. The EPA has not completed a final review of the feasibility study and the EPA’s selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008.

Based on the foregoing, it is possible that Alcoa’s results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a material adverse effect on the financial position, liquidity or the results of operations of the company.

Alcoa’s remediation reserve balance was $326 and $334 at March 31, 2007 and December 31, 2006 (of which $49 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were approximately $8 in the first quarter of 2007. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Other

Alcoa Aluminio S.A. (Aluminio), a wholly-owned subsidiary of Alcoa, is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

Aluminio committed to taking a share of the output of the Machadinho and Barra Grande projects each for 30 years at cost (including cost of financing the project). In the event that other participants in either one of these projects fail to fulfill their financial responsibilities, Aluminio may be required to fund a portion of the deficiency. In accordance with the respective agreements, if Aluminio funds any such deficiency, its participation and share of the output from the respective project will increase proportionately.

In January 2007, Aluminio exercised pre-emptive rights to acquire an additional ownership interest of 4.67% in Machadinho for $18. This additional investment provides an additional 15 megawatts of assured energy. This transaction was approved by the Brazilian Energy Agency, antitrust regulators and other third parties.

With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Aluminio’s investment participation in these projects is 31.89% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $203 and $175 at March 31, 2007 and December 31, 2006, respectively. Alcoa’s maximum exposure to loss on these completed projects is $523, which represents Alcoa’s investment and guarantees of debt.

In the first quarter of 2006, Aluminio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Aluminio to 38 megawatts of assured energy. Aluminio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007.

In the first quarter of 2007, construction began on the Serra do Facao hydroelectric power project. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Aluminio proceeded with plans to begin construction. In September of 2006, the national environmental agency renewed the installation permit allowing construction to commence. Aluminio’s share of the Serra do Facao project is 34.97%, which decreased by 4.53% in the first quarter of 2007 due to the approval of a new shareholder structure, and entitles Aluminio to approximately 65 megawatts of assured power.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17. This investment was classified as an equity investment. Alcoa has made additional contributions of $56, including $11 in the first quarter of 2007, and committed to invest an additional $47 to be paid as the pipeline expands through 2009. In addition to the contribution made in the first quarter of 2007, the remaining commitment was reduced by $5 from December 31, 2006 based on a revision in the consortium’s forecast of equity requirements related to the future expansion of the DBNGP. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $350.

In July 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $17 (pre-tax) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until mid to late 2007. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved in 2008.

On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with European Union state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. Therefore, it is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 (pre-tax) for 2005. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the European Union courts.

L. Comprehensive Income

	First quarter ended March 31,
	2007	2006
Net income	$662	$608
Changes in accumulated other comprehensive loss, net of tax and minority interests:
Unrealized gains on available-for-sale securities	64	169
Foreign currency translation adjustments	157	34
Unrecognized losses and prior service cost related to pension and postretirement benefit plans	32	—
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	(6)	(141)
Net amount reclassified to income	12	(35)

Net unrecognized gains (losses) on derivatives	6	(176)

Comprehensive income	$921	$635

M. Segment Information – Alcoa’s reportable segments, as reclassified for discontinued operations and assets held for sale, are as follows (differences between segment totals and consolidated totals are in Corporate):

First quarter ended March 31, 2007	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$645	$1,633	$2,275	$1,175	$1,449	$736	$7,913
Intersegment sales	579	1,477	60	42	—	—	2,158

Total sales	$1,224	$3,110	$2,335	$1,217	$1,449	$736	$10,071

Profit and loss:
Equity income	$1	$22	$—	$—	$—	$—	$23
Depreciation, depletion and amortization	56	95	55	9	41	30	286
Income taxes	100	214	26	11	44	7	402
After-tax operating income (ATOI)	260	504	62	34	93	19	972

First quarter ended March 31, 2006
Sales:
Third-party sales	$628	$1,408	$1,940	$1,038	$1,360	$749	$7,123
Intersegment sales	555	1,521	49	23	—	—	2,148

Total sales	$1,183	$2,929	$1,989	$1,061	$1,360	$749	$9,271

Profit and loss:
Equity (loss) income	$(1)	$20	$—	$—	$—	$—	$19
Depreciation, depletion and amortization	43	96	50	28	40	31	288
Income taxes	93	197	26	1	37	5	359
ATOI	242	445	66	—	83	8	844

The following table reconciles total segment ATOI to consolidated net income:

	First quarter ended March 31,
	2007	2006
Total segment ATOI	$972	$844
Unallocated amounts (net of tax):
Impact of LIFO*	(27)	(36)
Interest income	11	11
Interest expense	(54)	(60)
Minority interests	(115)	(105)
Corporate expense	(86)	(89)
Restructuring and other charges	(18)	(1)
Discontinued operations	(11)	(6)
Other	(10)	50

Consolidated net income	$662	$608

*	Certain amounts for the first quarter of 2006 have been reclassified to Other so that this line reflects only the impact of LIFO.

N. Acquisitions – In connection with the 2005 acquisition of the Belaya Kalitva and Samara fabricating facilities located in Russia, Alcoa entered into a long-term aluminum supply contract with the seller of these facilities and made a prepayment of $93. In January 2007, this $93 was repaid to Alcoa as provided for in the contract, and is reflected in the cash from operations section on the accompanying Condensed Statement of Consolidated Cash Flows. The long-term aluminum supply contract is still in place and none of the provisions of the contract changed due to the receipt of the $93.

In the first quarter of 2007, Alcoa made a final contingent payment of $13 related to its 2002 acquisition of Fairchild Fasteners (Fairchild). This payment was made to the seller of Fairchild due to the achievement of certain 2006 operating targets. The payment was accrued for in the fourth quarter of 2006 as an adjustment to goodwill, and is included in the investing activities section on the accompanying Condensed Statement of Consolidated Cash Flows.

O. Subsequent Events – On April 14, 2007, a power outage occurred at Alcoa’s Knoxville, TN, aluminum smelter due to severe electrical storms that affected the southeastern United States. A power substation serving the smelting operations was directly hit by a lightning strike, resulting in a complete power outage. Even though full power was quickly restored, one of the two potlines at the smelter, representing aluminum production of approximately 107,000 metric tons per year, was not able to be re-started and is currently not operating. The impact of this event is estimated to be approximately $25 to $30 (after tax) consisting of potline re-start costs and business interruption. It is possible that Alcoa may be entitled to insurance reimbursement for a portion of this loss, however, due to aggregate loss provisions and estimates relating to other claims, the amount of potential recovery cannot be estimated at this time. The potline is expected to reach full production in the third quarter of 2007. An adjacent can sheet rolling mill, which utilizes aluminum from the smelter, is not expected to be materially impacted due to the procurement of competitively-priced aluminum from other sources.

On April 25, 2007, Alcoa announced that it will explore strategic alternatives for the potential disposition of the businesses within the Packaging and Consumer segment, which includes the following:

•

Flexible Packaging, manufacturers of laminated, printed, and extruded non-rigid packaging materials such as pouch, blister packaging, unitizing films, high quality shrink labels and foil lidding for the pharmaceutical, food and beverage, tobacco and industrial markets;

•	Closure Systems International, a global manufacturer leader of plastic and aluminum packaging closures and capping equipment for beverage, food and personal care customers;

•	Consumer Products, a leading manufacturer of branded and private label foil, wraps and bags, and includes the Reynolds® and Baco® branded products;

•	Food Packaging, makers of stock and customer products for the foodservice, supermarket, food processor and agricultural markets, including foil, film, and both plastic and foil food containers.

The Packaging and Consumer segment generated sales of $3.2 billion in 2006 and has approximately 10,000 employees in 22 countries.

Alcoa also announced that it will explore similar alternatives for two of its businesses included within the Engineered Solutions segment as follows:

•

Electrical and Electronic Solutions (formerly the Alcoa Fujikura Limited wire harness business), which manufactures and designs electrical and electronic systems, wire harnesses and components for the ground transportation industry worldwide, and has more than 34,000 employees in 13 countries;

•

Automotive Castings, producers of cast aluminum components including steering knuckles, swing arms and control arms through a Vacuum Riserless Casting/Pressure Riserless Casting (VRC/PRC) process, and has approximately 550 employees in two locations, Fruitport, Michigan, and Farsund, Norway.

The Electrical and Electronic Solutions, and Automotive Castings businesses generated approximately $1.6 billion in sales in 2006.

Management expects that the exploration of alternatives and any related decisions will be completed by the end of 2007 for all businesses discussed above. The assets, along with the related liabilities, and the results of operations of these businesses will continue to be classified as held and used and included within continuing operations, respectively, as management is only exploring its options and has not committed to a plan to sell any of these businesses.

On May 7, 2007, Alcoa announced an offer to purchase all of the outstanding common shares of Alcan, for a combination of cash and stock. The offer consists of $58.60 net per share in cash plus 0.4108 of a share of Alcoa common stock for each outstanding common share of Alcan, and is valued at approximately $27,657. The offer is scheduled to expire at 5:00 p.m., Eastern Daylight Savings Time on July 10, 2007, subject to extension. The offer is subject to a number of conditions, including, without limitation, there having been validly deposited pursuant to the offer and not withdrawn at the expiration time that number of Alcan common shares that, when added to the Alcan common shares owned by Alcoa or any of its subsidiaries, constitutes at least 66 2/3% of the Alcan common shares outstanding (calculated on a fully diluted basis) at the time Alcan common shares are taken up under the offer. The offer is also subject to other customary conditions, including an absence of material adverse effects on Alcan and the receipt of all applicable regulatory approvals, among others. The offer is not conditioned upon Alcoa entering into any financing arrangements and is not subject to any financing condition. For further details of the offer, see the Registration Statement on Form S-4 (File No. 333-142669) filed by Alcoa with the Securities and Exchange Commission on May 7, 2007.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2007, and the related condensed statements of consolidated income and consolidated cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of Alcoa’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related statements of consolidated income, shareholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2006, and the effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2006; and in our report dated February 15, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
May 8, 2007

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note K to the Condensed Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2006. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2007	2006
Sales	$7,908	$7,111

Income from continuing operations	$673	$614
Loss from discontinued operations	(11)	(6)

Net income	$662	$608

Earnings per common share:
Diluted – Income from continuing operations	$.77	$.70
Diluted – Net income	.75	.69

Shipments of aluminum products (kmt)	1,365	1,350
Shipments of alumina (kmt)	1,877	2,023

Alcoa’s average realized ingot price per metric ton	$2,902	$2,534
Average 3-month LME price per metric ton	2,746	2,443

Income from continuing operations for the first quarter of 2007 was $673, or $0.77 per diluted share, compared with $614, or $0.70 per share, in the first quarter of 2006. Income from continuing operations increased 10% primarily due to: higher realized prices for alumina and aluminum, which increased 20% and 15%, respectively, in the first quarter of 2007 as compared to the first quarter of 2006; and increased volumes in businesses serving the aerospace, building and construction, and industrial products markets; partially offset by higher energy, raw materials and other input costs in the first quarter of 2007 as compared to the first quarter of 2006; and costs associated with the labor strike in Guinea, the restart of one of Intalco’s smelter lines and preparation for the startup of the Iceland smelter, all of which occurred in the first quarter of 2007. The 2007 first quarter results were also negatively impacted by restructuring charges for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the restructuring program initiated in the fourth quarter of 2006.

Net income for the first quarter of 2007 was $662, or $0.75 per share, compared with $608, or $0.69 per share, for the corresponding period of 2006. Net income in 2007 included losses from discontinued operations of $11, primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business. Net income in 2006 included losses from discontinued operations of $6, consisting of net operating losses of $3 and a loss of $3 related to the 2005 fourth quarter sale of the imaging and graphics communications business.

Sales for the first quarter of 2007 increased $797, or 11%, compared with the corresponding period of 2006. The increase was driven by higher realized prices for alumina and aluminum, and increased demand in businesses serving the aerospace, building and construction, and industrial product markets.

Cost of goods sold (COGS) as a percentage of sales was 76.0% in the first quarter of 2007 compared with 75.2% in the first quarter of 2006. The slight percentage increase was the result of continued

increases in energy, raw materials and other input costs, as a result of global cost inflation; and costs associated with the labor strike in Guinea, the restart of one of Intalco’s smelter lines and preparation for the startup of the Iceland smelter; all of which were mostly offset by higher realized prices for alumina and aluminum.

Selling, general administrative, and other expenses (SG&A) increased $2 in the first quarter of 2007 compared with the corresponding period of 2006. SG&A as a percentage of sales decreased from 5.0% in the 2006 first quarter to 4.5% in the 2007 first quarter.

Restructuring and other charges resulted in a net charge of $26 ($18 after tax and minority interests) in the first quarter of 2007 resulting primarily from accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the restructuring program initiated in the fourth quarter of 2006. Restructuring and other charges resulted in a net charge of $1 ($1 after tax and minority interests) in the first quarter of 2006 for restructurings associated with previously approved programs.

As of March 31, 2007, approximately 1,200 of the 6,700 employees associated with the 2006 restructuring program have been terminated. Also, there are approximately 1,000 employees remaining under the 2005 restructuring program who have yet to be terminated.

In the first quarter of 2007, cash payments of $29 and $8 were made against total reserves related to the 2006 and 2005, respectively, restructuring programs. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $50 in reserves for ongoing site remediation work and special termination benefit payments, which are expected to be paid over the next several years.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

	First quarter ended March 31,
	2007	2006
Alumina	$—	$—
Primary Metals	2	—
Flat-Rolled Products	(19)	—
Extruded and End Products	—	(3)
Engineered Solutions	(4)	1
Packaging and Consumer	(6)	2

Segment total	(27)	—
Corporate	1	(1)

Total restructuring and other charges	$(26)	$(1)

Interest expense for the first quarter of 2007 decreased $9, or 10%, compared with the first quarter of 2006, primarily due to an increase in the amount of interest capitalized related to ongoing construction projects, partially offset by higher average debt levels and a higher weighted-average effective interest rate.

Other income, net, improved by $9, or 26%, in the first quarter of 2007 compared with the corresponding period of 2006. The increase is primarily due to favorable foreign currency exchange movements, as the U.S dollar weakened against the Brazilian real, and an increase in equity income.

The effective tax rate for the first quarter of 2007 and 2006 was 29.8% and 28.2%, respectively. The rate for both periods differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

Minority interests’ share of income from continuing operations increased $10, or 10%, in the first quarter of 2007 compared with the first quarter of 2006. The increase was principally due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), as higher realized prices were the primary driver for the increase in earnings.

On April 14, 2007, a power outage occurred at Alcoa’s Knoxville, TN, aluminum smelter due to severe electrical storms that affected the southeastern United States. A power substation serving the smelting operations was directly hit by a lightning strike, resulting in a complete power outage. Even though full power was quickly restored, one of the two potlines at the smelter, representing aluminum production of approximately 107,000 metric tons per year, was not able to be re-started and is currently not operating. The impact of this event is estimated to be approximately $25 to $30 (after tax) consisting of potline re-start costs and business interruption. The Primary Metals segment will be impacted by approximately $7 (after tax) and the remaining impact will be reflected in Corporate. It is possible that Alcoa may be entitled to insurance reimbursement for a portion of this loss, however, due to aggregate loss provisions and estimates relating to other claims, the amount of potential recovery cannot be estimated at this time. The potline is expected to reach full production in the third quarter of 2007. An adjacent can sheet rolling mill, which utilizes aluminum from the smelter, is not expected to be materially impacted due to the procurement of competitively-priced aluminum from other sources.

Segment Information

I. Alumina

	First quarter ended March 31,
	2007	2006
Alumina production (kmt)	3,655	3,702
Third-party alumina shipments (kmt)	1,877	2,023

Third-party sales	$645	$628
Intersegment sales	579	555

Total sales	$1,224	$1,183

After-tax operating income (ATOI)	$260	$242

Third-party sales for the Alumina segment increased 3% in the 2007 first quarter compared with the corresponding 2006 period primarily due to a 20% increase in realized prices driven by higher LME prices, partially offset by a 7% decrease in volume. Intersegment sales increased 4% in the 2007 first quarter compared with the corresponding period of 2006 primarily due to an increase in realized prices.

ATOI for this segment increased 7% in the 2007 first quarter compared with the corresponding 2006 period. The increase was largely due to higher LME-based prices, partially offset by increased costs for raw materials and energy; a power outage in Western Australia; a strong Australian dollar; and the impact of the labor strike in Guinea.

In the second quarter of 2007, the Alumina segment is expected to benefit from productivity gains and higher volumes as the final impacts from the Guinea strike are incurred and Western Australia returns to full production.

II. Primary Metals

	First quarter ended March 31,
	2007	2006
Aluminum production (kmt)	899	867
Third-party aluminum shipments (kmt)	518	488

Alcoa’s average realized price per metric ton of aluminum	$2,902	$2,534

Third-party sales	$1,633	$1,408
Intersegment sales	1,477	1,521

Total sales	$3,110	$2,929

ATOI	$504	$445

Third-party sales for the Primary Metals segment increased 16% in the 2007 first quarter compared with the corresponding 2006 period, primarily due to an increase in realized prices of 15%. Third-party shipments increased by 6% in the 2007 first quarter compared to the corresponding 2006 period, primarily due to the increase in production associated with the acquisition of the minority interests in the Intalco, WA, smelter; the completion of the Alumar, Brazil, smelter expansion; and an increase in metal purchased and subsequently resold. Intersegment sales decreased 3% in the 2007 first quarter compared with the corresponding period of 2006 as the result of a decrease in volume, partially offset by an increase in realized prices.

ATOI for this segment increased 13% in the 2007 first quarter compared with the corresponding 2006 period due to higher realized prices, partially offset by higher energy and raw material costs; unfavorable foreign currency exchange movements (principally the Australian dollar and the Euro); and costs in preparation for the start-up of the Iceland smelter and the restart of one of Intalco’s smelter lines.

Alcoa has 527,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,209,000 mtpy. Idle capacity decreased by 18,000 mtpy in the first quarter of 2007 as compared to the fourth quarter of 2006 due to the partial restart of one of Intalco’s smelter lines.

In the second quarter of 2007, power costs will continue to increase, specifically at the Rockdale, TX, facility associated with the 2006 fourth quarter shutdown of units one through three. In addition, this segment expects to incur approximately $25 (after tax) in start-up costs at the Iceland smelter. Also, ATOI for the second quarter of 2007 will be impacted by approximately $7 due to the previously mentioned power outage in Knoxville, TN.

III. Flat-Rolled Products

	First quarter ended March 31,
	2007	2006
Third-party aluminum shipments (kmt)	568	562

Third-party sales	$2,275	$1,940
Intersegment sales	60	49

Total sales	$2,335	$1,989

ATOI	$62	$66

Third-party sales for the Flat-Rolled Products segment increased 17% in the first quarter of 2007 compared with the corresponding period of 2006. The increase was primarily due to passing through material price increases; more favorable product mix associated with aerospace; and higher volumes and favorable foreign currency exchange movements in Europe.

ATOI for this segment declined 6% in the 2007 first quarter compared with the corresponding period of 2006. The decrease was primarily due to higher direct materials, energy and other cost inflation, which more than offset higher volumes and a more favorable product mix.

In the second quarter of 2007, we anticipate continued strong demand across most markets, as well as productivity gains. Typical seasonal increases are anticipated in the can sheet and building and construction markets.

IV. Extruded and End Products

	First quarter ended March 31,
	2007	2006
Third-party aluminum shipments (kmt)	213	223

Third-party sales	$1,175	$1,038
Intersegment sales	42	23

Total sales	$1,217	$1,061

ATOI	$34	$—

Third-party sales for the Extruded and End Products segment increased 13% in the 2007 first quarter compared with the corresponding 2006 period, primarily due to higher prices in the soft alloy extrusions and building and construction businesses, partially offset by a decline in volume in the commercial transportation market.

ATOI for this segment increased $34 in the 2007 first quarter compared with the corresponding period of 2006. The increase was due to favorable pricing and the cessation of depreciation on assets held for sale related to the soft alloy joint venture, partially offset by volume declines in the commercial transportation market.

In the second quarter of 2007, seasonal increases are expected in the building and construction market as well as in European soft alloy extrusion demand. The soft alloy joint venture is expected to close in the second quarter.

V. Engineered Solutions

	First quarter ended March 31,
	2007	2006
Third-party aluminum shipments (kmt)	31	37

Third-party sales	$1,449	$1,360

ATOI	$93	$83

Third-party sales for the Engineered Solutions segment increased 7% in the 2007 first quarter compared with the 2006 corresponding period. The increase was due to continued strong demand in the aerospace market and market share gains and new products in the aerospace and commercial transportation markets. These gains were somewhat offset by the volume decline in commercial vehicle Class 8 truck and trailer builds in North America and soft demand in specific automotive platforms.

ATOI for this segment increased 12% in the 2007 first quarter compared with the corresponding 2006 period, primarily due to aerospace sales driven by the strong market; new products and market share increases; continued productivity improvements; and favorable foreign currency impacts; somewhat offset by higher costs for aluminum, nickel and copper.

In the second quarter of 2007, aerospace is anticipated to remain strong with continued productivity increases. Production of commercial vehicle Class 8 truck and trailer builds is expected to decline at an accelerated rate versus last year. In addition, North American automotive production cuts are projected to continue on specific platforms.

VI. Packaging and Consumer

	First quarter ended March 31,
	2007	2006
Third-party aluminum shipments (kmt)	35	40

Third-party sales	$736	$749

ATOI	$19	$8

Third-party sales for the Packaging and Consumer segment declined 2% in the 2007 first quarter compared with the corresponding 2006 period. Revenue increases in closure systems and consumer products were more than offset by decreases in the food and flexible packaging business, which has been strategically exiting unprofitable customer contracts.

ATOI for this segment increased 138% in the 2007 first quarter compared with the corresponding 2006 period. The increase was due to productivity improvements and a favorable impact from the restructuring program that was initiated in the fourth quarter of 2006. These positive contributions more than offset the decline in volume.

In the second quarter of 2007, seasonal volume increases for both closure systems and consumer products are anticipated. Additionally, continued productivity improvements are expected across all businesses within this segment.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile segment ATOI to consolidated net income include: the impact of LIFO inventory accounting; interest income and expense; minority interests; corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit and other metal adjustments, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net income:

	First quarter ended March 31,
	2007	2006
Total segment ATOI	$972	$844
Unallocated amounts (net of tax):
Impact of LIFO*	(27)	(36)
Interest income	11	11
Interest expense	(54)	(60)
Minority interests	(115)	(105)
Corporate expense	(86)	(89)
Restructuring and other charges	(18)	(1)
Discontinued operations	(11)	(6)
Other	(10)	50

Consolidated net income	$662	$608

*	Certain amounts for the first quarter of 2006 have been reclassified to Other so that this line reflects only the impact of LIFO.

The significant changes in the reconciling items between total segment ATOI and consolidated net income for the 2007 first quarter compared with the corresponding 2006 period consisted of:

•	an increase in restructuring and other charges primarily due to accelerated depreciation in the first quarter of 2007 associated with the shutdown of certain facilities in 2007, and

•

a decrease in other, principally due to lower intersegment profit and other metal adjustments in the first quarter of 2007 as a result of a significantly smaller increase in the LME price during the three-month period ended March 31, 2007 as compared to the increase in the LME price during the three-month period ended March 31, 2006; and an increase in income taxes in order to reconcile the estimated tax rates used in the segments with Alcoa’s effective tax rate.

Statement of Financial Position

Comprehensive income was $921 in the first quarter ended March 31, 2007, which consisted of $662 in net income; a $64 unrealized gain on Alcoa’s investment in the Aluminum Corporation of China Limited (Chalco), which is classified as an available-for-sale security; $157 in foreign currency translation adjustments, primarily due to a weaker U.S. dollar against the Australian dollar; a $32 reduction in unrecognized losses and prior service cost related to pension and postretirement benefit plans; and net unrecognized gains on derivatives of $6.

Comprehensive income was $635 in the first quarter ended March 31, 2006, which consisted primarily of $608 in net income; a $169 unrealized gain on the Chalco investment; a $34 increase in foreign currency translation adjustments, primarily due to the strengthening of the U.S. dollar against the Australian dollar and Brazilian real; somewhat offset by a $176 increase in net unrecognized losses on derivatives, principally due to the decrease in the fair value of certain cash flow hedges.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $527 in the first quarter of 2007 compared with cash used for operations of $213 in the same period of 2006. The improvement of $740 is principally due to a $363 positive change associated with working capital; $93 in cash received related to a long-term aluminum supply contract; higher net income of $54; a decrease of $31 in cash outlays associated with businesses classified as discontinued operations; and a $27 decline in required pension contributions.

Financing Activities

Cash provided from financing activities was $210 in the first quarter of 2007, a decline of $360 compared with cash provided from financing activities of $570 in the corresponding period of 2006. The decrease was primarily due to a $1,960 change in commercial paper, mostly due to the repayment of commercial paper with the majority of the proceeds from the issuance of new long-term debt; a $348 increase in payments of long-term debt, primarily related to Alcoa’s purchase of $333 of its outstanding 4.25% Notes due August 2007; and $96 in payments for debt issuance costs. These cash outflows were partially offset by a $2,018 increase in additions to long-term debt, principally due to proceeds received of $1,994 (net of $6 in original issue discounts) from the issuance of new 5.55% Notes due 2017, 5.9% Notes due 2027 and 5.95% Notes due 2037; and $114 in minority interest contributions received from Elkem ASA, related to the smelter in Mosjoen, Norway, and Alumina Limited, related to their share of capital spending at the Sao Luis and Juruti, Brazil facilities.

Investing Activities

Cash used for investing activities was $828 in the first quarter of 2007 compared with $667 in the first quarter of 2006. The increase in cash used of $161 was principally due to a $191 increase in capital expenditures, primarily related to growth projects, including the construction of the smelter in Iceland and the anode facility in Norway; the Sao Luis refinery expansion; the development of the Juruti bauxite mine; and projects at various facilities in Russia; all of which were partially offset by a decrease in capital expenditures related to the Pinjarra, Australia refinery upgrade, as this project was completed in 2006. These uses of cash were partially offset by a $65 change in short-term investments and restricted cash, principally related to the absence in the first quarter of 2007 of funding requirements that existed in the first quarter of 2006 related to joint ventures in China.

Recently Issued and Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of SFAS 159 on the Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Alcoa on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Financial Statements.

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” (FIN 39) by replacing the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also amends FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP FIN 39-1 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of FSP FIN 39-1 on the Financial Statements.

In March 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. EITF 06-10 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of EITF 06-10 on the Financial Statements.

On January 1, 2007, Alcoa adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have an impact on the accompanying Financial Statements. In accordance with the disclosure provisions of FIN 48, the following information is presented as of the date of adoption.

Alcoa has $23 of unrecognized tax benefits, all of which, if recorded, would change the 2007 annual effective tax rate by less than one percent. The company anticipates that it will not have a change in unrecognized tax benefits during the next twelve months that would have a material impact on the company’s results of operations.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the provision for income taxes on the accompanying Condensed Statement of Consolidated Income. The amount of interest and penalties accrued at the date of adoption is approximately $5.

Alcoa and its subsidiaries file income tax returns in the U.S., various states and foreign jurisdictions. With few exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2001. All U.S. tax years prior to 2006 have been audited by the IRS. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years ranging from 2001 to 2005.

Effective January 1, 2007, Alcoa adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term

“ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 34 owned or operating facilities and adjoining properties, approximately 34 previously owned or operating facilities and adjoining properties and approximately 65 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, NY plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

In June of 2003, based on river observations during the spring of 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. Alcoa submitted to the EPA, and the EPA approved, a Remedial Options Pilot Study (ROPS) to gather this information. The scope of this study includes sediment removal and capping, the installation of an ice control structure, and significant monitoring.

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the construction work was completed in 2005 with monitoring work proposed through 2008. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in 2008. This information will be used by the EPA to propose a remedy for the entire river. Alcoa adjusted the reserves in the second quarter of 2004 to include the $35 for the ROPS. This was in addition to the $30 previously reserved.

The reserves for the Grasse River were re-evaluated in the fourth quarter of 2006 and an adjustment of $4 was made. This adjustment is to cover commitments made to the EPA for additional investigation work, for the on-going monitoring program, including that associated with the ROPS program, to prepare a revised Analysis of Alternatives Report, and for an interim measure that involves, annually, the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. This reserve adjustment is intended to cover these commitments through 2008 when the revised Analysis of Alternatives report will be submitted.

With the exception of the natural recovery remedy, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the ROPS are necessary to revise the scope and estimated cost of many of the current alternatives.

The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008 or later.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis, IL operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. The EPA has not completed a final review of the feasibility study and the EPA’s selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008.

Based on the foregoing, it is possible that Alcoa’s results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a material adverse effect on the financial position, liquidity or the results of operations of the company.

Alcoa’s remediation reserve balance was $326 and $334 at March 31, 2007 and December 31, 2006 (of which $49 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were approximately $8 in the first quarter of 2007. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 642 kmt at March 31, 2007, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Alcoa has also entered into futures and option contracts, totaling approximately 742 kmt at March 31, 2007, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2007 to 2011.

Alcoa has also entered into futures contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 205 kmt at March 31, 2007. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pre-tax earnings impact from aluminum derivative and hedging activities was a gain of approximately $10 in the 2007 first quarter.

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

Fair values – The following table shows the fair values of outstanding derivative contracts at March 31, 2007:

Fair value (loss)/gain
Aluminum	$(503)
Interest rates	(69)
Other commodities, principally energy related	(70)
Currencies	83

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Alcoa’s internal control over financial reporting during the three-month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in May 2005, Alcoa was served with a Federal Grand Jury subpoena by the Antitrust Division of the Department of Justice (DOJ). The DOJ is investigating possible criminal violations of the antitrust laws and related matters concerning the aluminum fluoride industry. Aluminum fluoride is used in the process of smelting aluminum in all of the company’s smelters worldwide. The company produces aluminum fluoride for internal use and third-party sales. The company also purchases aluminum fluoride from others and is a net purchaser. Antitrust authorities in Canada and Australia have also made inquiries to the company. The company has cooperated with all three authorities in their respective investigations and has completed production of requested documents and has filed narrative answers to all questions posed. During the first quarter of 2007, Alcoa received notice from the DOJ and antitrust authorities in Canada that the company is no longer a subject of investigation.

As previously reported, in October 2006, 41 plaintiffs sued Alcoa Inc. and Alcoa Fuels, Inc. in Warrick Circuit Court in Indiana. This lawsuit asserts similar claims against Alcoa and Alcoa Fuels, Inc. as the plaintiffs in the Musgrave case filed in January 2006 and involves some of the prior class members, as well as new plaintiffs who are non-employees. The alleged harm occurred from alleged exposure to waste that was disposed of in designated pits at the Squaw Creek Mine in the 1970s. Alcoa removed the case to the United States District Court for the Southern District of Indiana (the “District Court”) and filed a motion to consolidate with the Musgrave case. In April 2007, the District Court remanded this case to the Indiana state court.

As previously reported, on November 17, 2006, a suit was filed by Charles Curtis and others against Alcoa individually and as fiduciary of the Employees’ Group Benefits Plan of Alcoa, Plan II in the United States District Court for the Eastern District of Tennessee. The suit, which has been amended several times to add new plaintiffs, was filed on behalf of approximately 3,000 post-May 31, 1993 retirees, alleging that the company’s engagement of a collectively-bargained financial liability cap for retiree medical benefits is in violation of their purported right to lifetime vested retiree medical benefits at no cost. Alcoa’s position is that the plaintiffs had no such right. The cap on Alcoa’s contribution toward retiree medical benefits was part of every collective bargaining agreement dating back to 1993, and those agreements were ratified by the retirees. During the May 2006 labor negotiations, the parties agreed to engage the company’s financial liability cap beginning January 1, 2007, and retirees would begin to pay monthly premiums, deductibles and increased co-payments for their Alcoa-provided medical coverage. On March 16, 2007, plaintiffs filed a motion for a preliminary injunction seeking reinstatement of retiree medical benefits, as they existed prior to January 1, 2007, during the pendency of the litigation. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 (includes an interest cost component) of expense annually, on average, for the next 11 years, all of which includes an estimate for approximately 10,000 additional retirees who are not party to the filed motion. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome. However, Alcoa believes that it has valid defenses and intends to defend this matter vigorously.

On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with European Union state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. Therefore, it is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 (pre-tax) for 2005. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the European Union courts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1—January 31, 2007	15,980	$30.56	—	87,000,000
February 1—February 28, 2007	2,031,109	$34.65	2,000,000	85,000,000
March 1—March 31, 2007	553,153	$33.81	550,000	84,450,000

Total for quarter ended March 31, 2007	2,600,242	$34.45	2,550,000	84,450,000

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On January 19, 2007, Alcoa’s Board of Directors approved and Alcoa publicly announced a new share repurchase program. The new program authorizes the purchase of up to 87 million shares of Alcoa common stock from time to time, directly or through brokers or agents and has no expiration date. This new program supersedes the share repurchase program that was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. That program authorized the repurchase of up to 50 million shares of Alcoa common stock of which 33 million shares had been repurchased through December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Alcoa’s annual meeting of shareholders was held on April 20, 2007. At the meeting:

(1)	the four nominees named in Alcoa’s 2007 proxy statement, Alain J. P. Belda, Carlos Ghosn, Henry B. Schacht and Franklin A. Thomas, were elected to serve as directors for a three-year term expiring in 2010; and

(2)	the selection of PricewaterhouseCoopers LLP to serve as the independent auditor of Alcoa for 2007 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, where applicable, as to each such matter, are set forth below.

	For	Against/ Withheld	Abstained	Broker Non-Votes
(1) Election of Directors:

NOMINEE
Alain J. P. Belda	724,658,445	35,860,629
Carlos Ghosn	718,036,099	42,482,975
Henry B. Schacht	734,614,347	25,904,727
Franklin A. Thomas	733,012,352	27,506,722

(2) Ratification of the Independent Auditor	743,586,606	6,755,572	10,173,640	3,256

Item 6. Exhibits.

4(a).	First Supplemental Indenture dated January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007

4(b).	Forms of 5.55% Notes due February 1, 2017 (CUSIP No. 013817AL5)

4(c).	Forms of 5.90% Notes due February 1, 2027 (CUSIP No. 013817AJ0)

4(d).	Forms of 5.95% Notes due February 1, 2037 (CUSIP No. 013817AK7)

4(e).	Forms of 5.72% Notes due February 23, 2019 (CUSIP Nos. 013817AM3 and U01347AA8), incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 1, 2007

4(f).	Forms of 5.87% Notes due February 23, 2022 (CUSIP Nos. 013817AN1 and U01347AB6), incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 1, 2007

4(g).	Registration Rights Agreement, dated as of February 23, 2007, between Alcoa Inc. and Barclays Capital Inc., Citigroup Global Markets Inc., and Morgan Stanley & Co. Incorporated, incorporated by reference to exhibit 4.5 to the company’s Current Report on Form 8-K dated March 1, 2007

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

May 8, 2007	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 8, 2007	By	/s/ JOSEPH R. LUCOT
Date		Joseph R. Lucot
Vice President - Controller
(Principal Accounting Officer)

EXHIBITS

4(a).	First Supplemental Indenture dated January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007

4(b).	Forms of 5.55% Notes due February 1, 2017 (CUSIP No. 013817AL5)

4(c).	Forms of 5.90% Notes due February 1, 2027 (CUSIP No. 013817AJ0)

4(d).	Forms of 5.95% Notes due February 1, 2037 (CUSIP No. 013817AK7)

4(e).	Forms of 5.72% Notes due February 23, 2019 (CUSIP Nos. 013817AM3 and U01347AA8), incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 1, 2007

4(f).	Forms of 5.87% Notes due February 23, 2022 (CUSIP Nos. 013817AN1 and U01347AB6), incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 1, 2007

4(g).	Registration Rights Agreement, dated as of February 23, 2007, between Alcoa Inc. and Barclays Capital Inc., Citigroup Global Markets Inc., and Morgan Stanley & Co. Incorporated, incorporated by reference to exhibit 4.5 to the company’s Current Report on Form 8-K dated March 1, 2007

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002