Form 10-Q
period 2007-06-30
ALCOA INC
filed 2007-07-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 23, 2007, 884,034,033 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales (M)	$8,066	$7,797	$15,974	$14,908

Cost of goods sold (exclusive of expenses below)	6,178	5,827	12,185	11,171
Selling, general administrative, and other expenses	367	354	724	709
Research and development expenses	55	50	107	97
Provision for depreciation, depletion, and amortization	317	324	621	630
Restructuring and other charges (D)	(57)	(9)	(31)	(8)
Interest expense	86	98	169	190
Other income, net (F)	(60)	(61)	(104)	(96)

Total costs and expenses	6,886	6,583	13,671	12,693

Income from continuing operations before taxes on income	1,180	1,214	2,303	2,215
Provision for taxes on income (G)	354	341	689	623

Income from continuing operations before minority interests’ share	826	873	1,614	1,592
Less: Minority interests’ share	110	124	225	229

Income from continuing operations	716	749	1,389	1,363
Loss from discontinued operations (H)	(1)	(5)	(12)	(11)

NET INCOME	$715	$744	$1,377	$1,352

EARNINGS (LOSS) PER COMMON SHARE (I)
Basic:
Income from continuing operations	$.82	$.86	$1.59	$1.57
Loss from discontinued operations	—	(.01)	(.01)	(.02)

Net income	$.82	$.85	$1.58	$1.55

Diluted:
Income from continuing operations	$.81	$.85	$1.58	$1.55
Loss from discontinued operations	—	—	(.02)	(.01)

Net income	$.81	$.85	$1.56	$1.54

Dividends paid per common share	$.17	$.15	$.34	$.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,168	$506
Receivables from customers, less allowances of $66 in 2007 and $75 in 2006	3,370	3,127
Other receivables	302	308
Inventories (J)	3,633	3,805
Fair value of derivative contracts	238	295
Prepaid expenses and other current assets	1,230	1,116

Total current assets	9,941	9,157

Properties, plants, and equipment	31,392	29,348
Less: accumulated depreciation, depletion, and amortization	15,210	14,535

Properties, plants, and equipment, net	16,182	14,813

Goodwill	6,181	6,166
Investments	3,327	1,722
Other assets	4,364	4,346
Assets held for sale (H)	123	979

Total assets	$40,118	$37,183

LIABILITIES
Current liabilities:
Short-term borrowings	$545	$475
Commercial paper (C)	439	340
Accounts payable, trade	2,668	2,680
Accrued compensation and retirement costs	956	995
Taxes, including taxes on income	689	875
Other current liabilities	1,394	1,406
Long-term debt due within one year (C)	656	510

Total current liabilities	7,347	7,281

Commercial paper (C)	—	1,132
Long-term debt, less amount due within one year (C)	6,263	4,778
Accrued pension benefits	1,504	1,567
Accrued postretirement benefits	2,910	2,956
Other noncurrent liabilities and deferred credits	1,981	2,023
Deferred income taxes	1,029	762
Liabilities of operations held for sale (H)	108	253

Total liabilities	21,142	20,752

MINORITY INTERESTS	2,144	1,800

COMMITMENTS AND CONTINGENCIES (K)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,716	5,817
Retained earnings	12,146	11,066
Treasury stock, at cost	(1,643)	(1,999)
Accumulated other comprehensive loss (L)	(367)	(1,233)

Total shareholders’ equity	16,832	14,631

Total liabilities and equity	$40,118	$37,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2007	2006
CASH FROM OPERATIONS
Net income	$1,377	$1,352
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	621	631
Deferred income taxes	46	(3)
Equity income, net of dividends	(72)	(42)
Restructuring and other charges (D)	(31)	(8)
Gains from investing activities – sales of assets	(1)	(8)
Provision for doubtful accounts	1	10
Loss from discontinued operations (H)	12	11
Minority interests	225	229
Stock-based compensation	51	50
Excess tax benefits from stock-based payment arrangements	(36)	(15)
Other	(68)	(119)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(88)	(351)
Decrease (increase) in inventories	230	(552)
(Increase) in prepaid expenses and other current assets	(106)	(135)
(Decrease) in accounts payable and accrued expenses	(125)	(410)
(Decrease) increase in taxes, including taxes on income	(105)	81
Cash received on long-term aluminum supply contract (N)	93	—
Pension contributions	(91)	(102)
Net change in noncurrent assets and liabilities	(45)	(16)
(Increase) in net assets held for sale	(11)	(111)

CASH PROVIDED FROM CONTINUING OPERATIONS	1,877	492
CASH USED FOR DISCONTINUED OPERATIONS	(1)	(6)

CASH PROVIDED FROM OPERATIONS	1,876	486

FINANCING ACTIVITIES
Net change in short-term borrowings	67	54
Net change in commercial paper (C)	(1,034)	986
Additions to long-term debt (C)	2,035	8
Debt issuance costs (C)	(126)	—
Payments on long-term debt (C)	(387)	(27)
Common stock issued for stock compensation plans	428	136
Excess tax benefits from stock-based payment arrangements	36	15
Repurchase of common stock	(253)	(210)
Dividends paid to shareholders	(297)	(262)
Dividends paid to minority interests	(204)	(200)
Contributions from minority interests	217	40

CASH PROVIDED FROM FINANCING ACTIVITIES	482	540

INVESTING ACTIVITIES
Capital expenditures	(1,674)	(1,318)
Capital expenditures of discontinued operations	—	(3)
Additions to investments	(56)	(44)
Sales of investments	27	7
Net change in short-term investments and restricted cash	3	(21)
Other	(14)	27

CASH USED FOR INVESTING ACTIVITIES	(1,714)	(1,352)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	17

Net change in cash and cash equivalents	662	(309)
Cash and cash equivalents at beginning of year	506	762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,168	$453

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

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of FSP FIN 39-1 on the Financial Statements.

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

Alcoa has $23 of unrecognized tax benefits, all of which, if recorded, would change the 2007 annual effective tax rate by less than one percent. The company’s results of operations were not materially impacted during the first half of 2007 from changes in its unrecognized tax benefits, nor does the company anticipate such an impact during the second half of 2007.

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

Lastly, in January 2007, Alcoa commenced offers to exchange up to $500 of each of its outstanding 7.375% Notes due 2010 (2010 notes), 6.5% Notes due 2011 (2011 notes), and 6% Notes due 2012 (2012 notes), (collectively, the “old notes”), for up to $1,500 of new Notes due 2019 and 2022. At December 31, 2006, each of the old notes had an outstanding balance of $1,000. Upon expiration of the exchange offers in February 2007, principal amounts of $489 of 2010 notes, $416 of 2011 notes, and $483 of 2012 notes were validly tendered and accepted. In exchange for the tendered amounts, Alcoa issued $750 of 5.72% Notes due 2019 and $627 of 5.87% Notes due 2022 (collectively, the “new notes”), and paid $98 in cash. The $98 consisted of $75 for the exchange price, which included an early participation incentive for those holders that tendered old notes by February 5, 2007, $11 in principal to retire tendered old notes not exchanged, and the remainder was for accrued and unpaid interest on the tendered old notes. The $75, along with $6 in financing costs associated with the exchange offers plus the remaining unamortized debt issuance costs, original issue discounts, and terminated interest rate swaps associated with the old notes, were deferred and will be amortized to interest expense using the effective interest method over the respective terms of the new notes. Alcoa recognized an immaterial loss for the early retirement of the $11 in old notes. Interest on the new notes will be paid semi-annually in February and August commencing August 2007. Alcoa has the option to redeem the new notes, as a whole or in part, at any time or from time to time, on at least 30 days but not more than 60 days prior notice to the holders of the new notes at a redemption price specified in the new notes. The new notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the new notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the new notes repurchased, plus any accrued and unpaid interest on the new notes repurchased. The new notes rank pari passu with Alcoa’s other senior unsecured unsubordinated indebtedness.

On February 23, 2007, Alcoa entered into a registration rights agreement (the “Agreement”) related to the new notes. Under the Agreement, Alcoa agreed to file a registration statement in order to exchange the new notes for registered securities having terms identical in all material respects to the new notes, except that the registered securities would not contain transfer restrictions. Alcoa filed the registration statement with the Securities and Exchange Commission (SEC) on March 19, 2007 and it was declared effective on April 2, 2007. The registered exchange offer was made on April 3, 2007 and expired on May 2, 2007. Upon expiration of the registered exchange offer, virtually all of the new notes were exchanged for registered securities. This exchange had no impact on the accompanying Financial Statements. Under the Agreement, Alcoa also agreed that under certain circumstances it would file a shelf registration statement with the SEC covering resales by holders of the new notes in lieu of the registered exchange offer. In the event of a registration default, as defined in the Agreement, additional interest would accrue on the aggregate principal amount of the new notes affected by such default at a rate per annum equal to 0.25% during the first 90 days immediately following the occurrence of any registration default, and would increase to a maximum of 0.50% thereafter. As of June 30, 2007, Alcoa is not in default under the Agreement and management has determined that the likelihood of such a default is remote. The Agreement had no impact on the accompanying Financial Statements.

D. Restructuring and Other Charges – In the second quarter and six-month period of 2007, Alcoa recorded income of $57 ($21 after tax and minority interests) and $31 ($3 after tax and minority interests), respectively. The net credit in both periods included a $65 ($27 after tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007 (see Note O for additional information). This adjustment was offset by net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $8 ($6 after tax and minority interests) in the second quarter of 2007 and $34 ($24 after tax and minority interests) in the 2007 six-month period related to the restructuring program initiated in the fourth quarter of 2006. In the second quarter and six-month period of 2006, Alcoa recorded income of $9 ($6 after tax and minority interests) and $8 ($5 after tax and minority interests), respectively, primarily resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances.

As of June 30, 2007, approximately 2,600 of the 6,700 employees associated with the 2006 restructuring program have been terminated. Also, there are approximately 350 employees remaining under the 2005 restructuring program who have yet to be terminated. For further details on the 2006 and 2005 restructuring programs, see Note D to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

In the 2007 six-month period, cash payments of $67 and $13 were made against total reserves related to the 2006 and 2005 restructuring programs, respectively. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $44, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments. Restructuring and other charges are not included in the segment results.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2005	$136	$38	$174
2006:
Cash payments	(44)	(3)	(47)
Restructuring charges	107	17	124
Reversals of previously recorded restructuring charges	(31)	(12)	(43)

Reserve balances at December 31, 2006	168	40	208

2007:
Cash payments	(73)	(8)	(81)
Restructuring charges	7	6	13
Reversals of previously recorded restructuring charges	(12)	(1)	(13)

Reserve balances at June 30, 2007	$90	$37	$127

E. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Pension benefits
Service cost	$51	$52	$100	$104
Interest cost	166	155	330	309
Expected return on plan assets	(197)	(184)	(392)	(369)
Amortization of prior service cost	3	3	7	6
Recognized actuarial loss	32	31	64	63
Curtailment	2	—	2	—

Net periodic benefit cost	$57	$57	$111	$113

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Postretirement benefits
Service cost	$7	$8	$14	$16
Interest cost	49	51	98	101
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of prior service cost	(1)	2	(2)	4
Recognized actuarial loss	14	27	28	40
Curtailment	4	—	4	—

Net periodic benefit cost	$69	$84	$134	$153

In the second quarter of 2007, Alcoa recorded curtailment charges of $2 and $4 related to its pension benefits and postretirement benefits, respectively, due to the contribution of Alcoa’s soft alloy extrusion business to a newly formed joint venture (see Note O for additional information).

F. Other Income, Net

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Equity income	$28	$27	$51	$46
Interest income	15	15	31	32
Dividend income	—	24	—	24
Foreign currency gains (losses), net	15	(19)	22	(17)
Gain on sales of assets	—	7	1	8
Other income (expense), net	2	7	(1)	3

	$60	$61	$104	$96

The Foreign currency gains (losses), net, in both the second quarter and six-month period of 2007 include a non-recurring foreign currency gain in Russia.

G. Income Taxes – The effective tax rate for the second quarter of 2007 and 2006 was 30.0% and 28.1%, respectively. The effective tax rate for the 2007 and 2006 six-month periods was 29.9% and 28.1%, respectively. The rate for all periods differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions. See Note B for discussion of the adoption of FIN 48 and FSP FIN 48-1.

H. Discontinued Operations and Assets Held for Sale – For all periods presented in the accompanying Condensed Statement of Consolidated Income, businesses classified as discontinued operations include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K. The home exteriors business was also included in discontinued operations in the 2006 second quarter and six-month period.

The following table details selected financial information for the businesses included within discontinued operations:

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales	$—	$170	$—	$317

Loss from operations	$—	$(5)	$(1)	$(9)
(Loss) gain on sale of businesses	(1)	2	(17)	(2)
Loss from impairment	—	(1)	—	(1)

Total pretax loss	(1)	(4)	(18)	(12)
Income tax (expense) benefit	—	(1)	6	1

Loss from discontinued operations	$(1)	$(5)	$(12)	$(11)

In the second quarter of 2007, Alcoa recorded a loss of $1 (after tax) from discontinued operations. In the second quarter of 2006, Alcoa recorded a loss of $5 (after tax) from discontinued operations consisting primarily of net operating losses, principally related to the automotive casting business in the U.K. that was permanently shutdown in the second quarter of 2006.

In the 2007 six-month period, Alcoa recorded a loss of $12 (after tax) from discontinued operations primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business. In the 2006 six-month period, Alcoa recorded a loss of $11 (after tax) from discontinued operations consisting of net operating losses of $8, principally related to the automotive casting business in the U.K. that was permanently shutdown in the second quarter of 2006, and a loss of $3 related to the 2005 fourth quarter sale of the imaging and graphics communications business.

For both periods presented in the accompanying Condensed Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K., along with the net assets of three soft alloy extrusion facilities in the U.S. that were not contributed to the newly formed joint venture. The net assets of the soft alloy extrusion business that were contributed to the joint venture were also classified as held for sale as of December 31, 2006 (see Note O for additional information).

The major classes of assets and liabilities of operations held for sale are as follows:

	June 30, 2007	December 31, 2006
Assets:
Receivables, less allowances	$104	$342
Inventories	12	226
Properties, plants, and equipment, net	6	382
Other assets	1	29

Assets held for sale	$123	$979

Liabilities:
Accounts payable and accrued expenses	$107	$238
Other liabilities	1	15

Liabilities of operations held for sale	$108	$253

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$716	$749	$1,389	$1,363
Less: preferred stock dividends	1	1	1	1

Income from continuing operations available to common shareholders	$715	$748	$1,388	$1,362

Average shares outstanding – basic	873	870	871	870
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	10	7	9	7

Average shares outstanding – diluted	883	877	880	877

Options to purchase 5 million and 51 million shares of common stock at a weighted average exercise price of $43.42 and $37.93 per share were outstanding as of June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Inventories

	June 30, 2007	December 31, 2006
Finished goods	$1,001	$1,137
Work in process	1,088	1,157
Bauxite and alumina	569	535
Purchased raw materials	728	729
Operating supplies	247	247

	$3,633	$3,805

Approximately 42% and 44% of total inventories at June 30, 2007 and December 31, 2006, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,137 and $1,077 higher at June 30, 2007 and December 31, 2006, respectively.

K. Commitments and Contingencies

Litigation

Effective January 1, 2007, Alcoa engaged a financial liability cap for medical benefits provided to retirees, who retired on or after June 1, 1993, along with their spouses, eligible dependents, and their surviving spouses (collectively, the “participants”) as permitted under a four-year collective bargaining agreement that was ratified by Alcoa and the United Steelworkers Union on June 22, 2006. The cap requires that the participants pay a portion of their monthly premiums and increased their deductibles and co-payments for their Alcoa-provided medical coverage. On March 20, 2007, as part of a lawsuit brought against Alcoa in the United States District Court for the Eastern District of Tennessee, approximately 3,000 retirees, who retired between June 1, 1993 and June 30, 2006, along with their spouses, eligible dependents, and their surviving spouses filed a motion for a preliminary injunction seeking the reinstatement of retiree medical benefits as they existed prior to January 1, 2007 under the Employees’ Group Benefits Plan of Alcoa, Plan II. The plaintiffs allege that Alcoa’s implementation of the financial liability cap violates their purportedly vested right to lifetime retiree medical benefits at a lower cost than they are now required to pay under the January 1, 2007 plan. Alcoa’s position is that the plaintiffs had no such right. The cap on Alcoa’s contribution toward retiree medical benefits was part of every collective bargaining agreement dating back to 1993, and those agreements were ratified by the retirees. Alcoa estimates that, in the event of an unfavorable outcome, its maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years, all of which includes an estimate for approximately 10,000 additional retirees, who retired from June 1, 1993 through May 31, 2006, and their spouses who are not parties to the litigation. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome. However, Alcoa believes that it has valid defenses and intends to defend this matter vigorously.

In addition to the litigation discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the company’s financial position, liquidity, or results of operations in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position, liquidity, or the results of operations of the company.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 32 owned or operating facilities and adjoining properties, approximately 33 previously owned or operating facilities and adjoining properties, and approximately 65 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis, IL operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. Recently, the EPA temporarily suspended their final review of the feasibility study based on Alcoa’s request for additional time to fully explore site redevelopment and material use options. Ultimately, the EPA’s selection of a remedy could result in additional liability, and Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008 or later.

Based on the foregoing, it is possible that Alcoa’s results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a material adverse effect on the financial position, liquidity, or the results of operations of the company.

Alcoa’s remediation reserve balance was $301 and $334 at June 30, 2007 and December 31, 2006 (of which $52 and $49 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first half of 2007, the remediation reserve was decreased by $16 primarily due to an adjustment for the liabilities associated with a previously owned smelter site. This adjustment, which was recorded as a credit to Cost of goods sold on the accompanying Condensed Statement of Consolidated Income, was made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities related to this site. Payments related to remediation expenses applied against the reserve were $17 in the first half of 2007. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

In January 2007, Aluminio exercised pre-emptive rights to acquire an additional ownership interest of 4.67% in Machadinho for $18. This additional investment provides an additional 15 megawatts of assured energy. This transaction was approved by the Brazilian Energy Agency, antitrust regulators, and other third parties.

With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Aluminio’s investment participation in these projects is 31.89% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $218 and $175 at June 30, 2007 and December 31, 2006, respectively. Alcoa’s maximum exposure to loss on these completed projects is $547, which represents Alcoa’s investment and guarantees of debt.

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

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17. This investment was classified as an equity investment. Alcoa has made additional contributions of $67, including $11 in both the first and second quarter of 2007, and committed to invest an additional $36 to be paid as the pipeline expands through 2009. In addition to the contributions made in the 2007 six-month period, the remaining commitment was reduced in the 2007 first quarter by $5 from December 31, 2006 based on a revision in the consortium’s forecast of equity requirements related to the future expansion of the DBNGP. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $370 as of June 30, 2007.

In July 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $17 (pre-tax) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until late in 2007. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved in 2008.

On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with European Union state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. Therefore, it is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 (pre-tax). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is not expected until late in 2008. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the European Union courts.

L. Comprehensive Income

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$715	$744	$1,377	$1,352
Other comprehensive income (loss), net of tax and minority interests:
Unrealized gains (losses) on available-for-sale securities*	379	(181)	443	(12)
Foreign currency translation adjustments	244	169	401	203
Change in additional minimum pension liability	—	94	—	94
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	45	—	77	—
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	(54)	(164)	(60)	(305)
Net amount reclassified to income	(7)	(18)	5	(53)

Net unrecognized losses on derivatives	(61)	(182)	(55)	(358)

Comprehensive income	$1,322	$644	$2,243	$1,279

*	Alcoa recognized unrealized gains of $579 ($379 after tax) and $673 ($443 after tax) in the second quarter and six-month period of 2007, respectively, related to its investment in the Aluminum Corporation of China Limited, which is included in Investments on the accompanying Condensed Consolidated Balance Sheet.

M. Segment Information – Alcoa’s reportable segments, as reclassified for discontinued operations and assets held for sale, are as follows (differences between segment totals and consolidated totals are in Corporate):

Second quarter ended June 30, 2007	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$712	$1,746	$2,344	$965	$1,478	$837	$8,082
Intersegment sales	587	1,283	63	26	—	—	1,959

Total sales	$1,299	$3,029	$2,407	$991	$1,478	$837	$10,041

Profit and loss:
Equity income	$—	$18	$—	$9	$—	$—	$27
Depreciation, depletion, and amortization	62	102	55	10	42	30	301
Income taxes	102	196	33	29	47	17	424
After-tax operating income (ATOI)	276	462	93	46	105	37	1,019

Second quarter ended June 30, 2006
Sales:
Third-party sales	$713	$1,589	$2,115	$1,165	$1,405	$834	$7,821
Intersegment sales	515	1,696	66	31	—	—	2,308

Total sales	$1,228	$3,285	$2,181	$1,196	$1,405	$834	$10,129

Profit and loss:
Equity income (loss)	$—	$28	$(1)	$—	$—	$—	$27
Depreciation, depletion, and amortization	46	102	57	30	42	31	308
Income taxes	112	209	25	8	44	9	407
ATOI	278	489	79	17	100	37	1,000

Six months ended June 30, 2007	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$1,357	$3,379	$4,619	$2,140	$2,927	$1,573	$15,995
Intersegment sales	1,166	2,760	123	68	—	—	4,117

Total sales	$2,523	$6,139	$4,742	$2,208	$2,927	$1,573	$20,112

Profit and loss:
Equity income	$1	$40	$—	$9	$—	$—	$50
Depreciation, depletion, and amortization	118	197	110	19	83	60	587
Income taxes	202	410	59	40	91	24	826
ATOI	536	966	155	80	198	56	1,991

Six months ended June 30, 2006
Sales:
Third-party sales	$1,341	$2,997	$4,055	$2,203	$2,765	$1,583	$14,944
Intersegment sales	1,070	3,217	115	54	—	—	4,456

Total sales	$2,411	$6,214	$4,170	$2,257	$2,765	$1,583	$19,400

Profit and loss:
Equity (loss) income	$(1)	$48	$(1)	$—	$—	$—	$46
Depreciation, depletion, and amortization	89	198	107	58	82	62	596
Income taxes	205	406	51	9	81	14	766
ATOI	520	934	145	17	183	45	1,844

The following table reconciles total segment ATOI to consolidated net income:

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total segment ATOI	$1,019	$1,000	$1,991	$1,844
Unallocated amounts (net of tax):
Impact of LIFO*	(16)	(49)	(43)	(85)
Interest income	9	10	20	21
Interest expense	(56)	(63)	(110)	(123)
Minority interests	(110)	(124)	(225)	(229)
Corporate expense	(101)	(82)	(187)	(171)
Restructuring and other charges	21	6	3	5
Discontinued operations	(1)	(5)	(12)	(11)
Other	(50)	51	(60)	101

Consolidated net income	$715	$744	$1,377	$1,352

*	Certain amounts for the second quarter of 2006 and the 2006 six-month period have been reclassified to Other so that this line reflects only the impact of LIFO.

The following table details segment assets:

	June 30, 2007	December 31, 2006
Alumina	$5,922	$5,250
Primary Metals	11,198	10,530
Flat-Rolled Products	5,371	5,192
Extruded and End Products	1,210	1,178
Engineered Solutions	6,122	5,972
Packaging and Consumer	2,773	2,757

Total segment assets	$32,596	$30,879

N. Acquisitions and Divestitures – On May 7, 2007, Alcoa announced an offer to purchase all of the outstanding common shares of Alcan Inc. (Alcan), for a combination of cash and stock. On July 12, 2007, Alcan’s board of directors agreed to recommend a takeover offer by Rio Tinto plc, and Alcoa effectively withdrew its offer for Alcan due to said agreement. In the second quarter of 2007, Alcoa recorded $26 ($17 after tax) in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan in Selling, general administrative, and other expenses on the accompanying Condensed Statement of Consolidated Income. In addition, Alcoa paid a commitment fee of $30 to secure an 18-month $30,000 senior unsecured credit facility, which was to be used to pay for shares of Alcan. The $30 fee is reflected in Prepaid expenses and other current assets in the amount of $20, and in Other assets in the amount of $10 on the accompanying Condensed Consolidated Balance Sheet. In July 2007, prior to Alcoa’s withdrawal of its offer for Alcan, Alcoa paid an additional $37 commitment fee related to the $30,000 credit facility. In the third quarter of 2007, Alcoa will expense approximately $75 ($49 after tax) in additional costs, which includes the paid commitment fees.

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

•

Automotive Castings, producers of cast aluminum components including steering knuckles, swing arms and control arms through a Vacuum Riserless Casting/Pressure Riserless Casting (VRC/PRC) process, and has approximately 550 employees in two locations, Fruitport, Michigan and Farsund, Norway.

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

O. Soft Alloy Extrusion Joint Venture – Effective June 1, 2007, Alcoa completed the formation of a joint venture with Orkla ASA’s Sapa Group (Sapa) combining Alcoa’s soft alloy extrusion business (excluding three facilities each in the U.S. and Brazil) with Sapa’s Profiles extruded aluminum business. The new joint venture, Sapa AB, is expected to have annual sales of approximately $4,500 and 12,000 employees, and is majority-owned and operated by Sapa. As of June 30, 2007, Alcoa’s ownership percentage in the joint venture was 46% and the carrying value of the investment was approximately $790, which is accounted for as an equity method investment and is included in Investments on the accompanying Condensed Consolidated Balance Sheet. The equity income from Alcoa’s 46% ownership share is reflected in the Extruded and End Products segment. Prior to June 1, 2007, the assets and liabilities of Alcoa’s soft alloy extrusion business (excluding three facilities in Brazil that Alcoa is retaining) were classified as held for sale. As of June 30, 2007, the net assets of the three U.S. facilities not contributed to the joint venture continue to be classified as held for sale on the accompanying Condensed Consolidated Balance Sheet (see Note H). In the second quarter of 2007, in conjunction with the contribution of the soft alloy extrusion business to the joint venture, Alcoa recorded a $65 ($27 after tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006. This adjustment was primarily the result of a higher estimated fair value of the soft alloy extrusion business than what was reflected in the original impairment charge, and was recorded as income in Restructuring and other charges on the accompanying Condensed Statement of Consolidated Income (see Note D). The carrying value and ownership percentage of Alcoa’s investment as of June 30, 2007 is subject to post-closing adjustments based upon certain provisions in the joint venture agreement and the finalization of financial statement audits of the businesses contributed to the joint venture by both partners.

P. Tennessee Power Outage – On April 14, 2007, a power outage occurred at Alcoa’s Knoxville, TN aluminum smelter due to severe electrical storms that affected the southeastern United States. A power substation serving the smelting operations was directly hit by a lightning strike, resulting in a complete power outage. Even though full power was quickly restored, one of the two potlines at the smelter, representing aluminum production of approximately 107,000 metric tons per year, was not able to be re-started. The potline was restarted in June 2007 and is expected to reach full production in the third quarter of 2007. The impact of this event was $30 ($19 after tax) consisting of potline re-start costs and business interruption. It is possible that Alcoa may be entitled to insurance reimbursement for a portion of this loss, however, due to aggregate loss provisions and estimates relating to other claims, the amount of potential recovery cannot be estimated at this time. An adjacent can sheet rolling mill, which utilizes aluminum from the smelter, was not materially impacted due to the procurement of competitively-priced aluminum from other sources.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2007, and the related condensed statement of consolidated income for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed statement of consolidated cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of Alcoa’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related statements of consolidated income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 26, 2007

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

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales	$8,066	$7,797	$15,974	$14,908

Income from continuing operations	$716	$749	$1,389	$1,363
Loss from discontinued operations	(1)	(5)	(12)	(11)

Net income	$715	$744	$1,377	$1,352

Earnings per common share:
Diluted – Income from continuing operations	$.81	$.85	$1.58	$1.55
Diluted – Net income	.81	.85	1.56	1.54

Shipments of aluminum products (kmt)	1,364	1,400	2,729	2,750
Shipments of alumina (kmt)	1,990	2,108	3,867	4,131

Alcoa’s average realized ingot price per metric ton	$2,879	$2,728	$2,890	$2,633
Average 3-month LME price per metric ton	2,799	2,681	2,772	2,562

Income from continuing operations was $716, or $0.81 per diluted share, in the second quarter of 2007 compared with $749, or $0.85 per share, in the second quarter of 2006. Income from continuing operations in the 2007 second quarter decreased $33, or 4%, compared to the corresponding 2006 period primarily due to: higher energy, raw materials, and other input costs; net unfavorable foreign currency movements due to a weaker U.S. dollar; smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale, Texas; startup costs at the Iceland smelter; and transaction costs (investment banking, legal, audit-related, and other third-party expenses) associated with the offer for Alcan Inc. (Alcan); partially offset by higher realized prices for alumina and aluminum, which increased 5% and 6%, respectively; a more favorable product mix; productivity improvements in the downstream segments; a favorable adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business (excluding three facilities each in the U.S. and Brazil), which was contributed to a joint venture effective June 1, 2007; a decrease in the charge recorded for LIFO; the absence of labor contract and strike preparation costs recognized in the second quarter of 2006; and a non-recurring foreign currency gain in Russia.

Income from continuing operations was $1,389, or $1.58 per share, in the 2007 six-month period compared with $1,363, or $1.55 per share, in the 2006 six-month period. Income from continuing operations in the 2007 six-month period increased $26, or 2%, compared to the corresponding 2006 period primarily due to: higher realized prices for alumina and aluminum, which increased 12% and 10%, respectively; a more favorable product mix; productivity improvements in the downstream segments; a favorable adjustment related to the estimated fair value of the soft alloy extrusion business; a decrease in the charge recorded for LIFO; the absence of labor contract and strike preparation costs recognized in the second quarter of 2006; and a non-recurring foreign currency gain in Russia;

partially offset by higher energy, raw materials and other input costs; net unfavorable foreign currency movements due to a weaker U.S. dollar; smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale; costs associated with the labor strike in Guinea, the restart of one of Intalco’s smelter lines and the startup of the Iceland smelter; restructuring charges for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the restructuring program initiated in the fourth quarter of 2006; and transaction costs associated with the offer for Alcan.

Net income for the 2007 second quarter and six-month period was $715, or $0.81 per share, and $1,377, or $1.56 per share, respectively, compared with $744, or $0.85 per share, and $1,352, or $1.54 per share, for the corresponding periods of 2006. Net income in 2007 included a loss from discontinued operations of $1 in the second quarter and $12 in the six-month period, primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business. Net income in 2006 included a loss from discontinued operations of $5 in the second quarter and $11 in the six-month period consisting primarily of net operating losses, principally related to the automotive casting business in the U.K. that was permanently shutdown in the second quarter of 2006. The loss from discontinued operations in the 2006 six-month period also included a loss of $3 related to the 2005 fourth quarter sale of the imaging and graphics communications business.

Sales for the second quarter and six-month period of 2007 increased $269, or 3%, and $1,066, or 7%, respectively, compared with the corresponding periods in 2006. The increase in both periods was driven by higher realized prices for alumina and aluminum; increased demand in the aerospace, packaging, and industrial products markets; a more favorable product mix; and positive foreign currency movements in Europe; all of which were partially offset by the absence of revenue for one month of the soft alloy extrusion business.

Cost of goods sold (COGS) as a percentage of sales was 76.6% in the second quarter of 2007 compared with 74.7% in the second quarter of 2006. COGS as a percentage of sales was 76.3% in the 2007 six-month period compared to 74.9% in the 2006 six-month period. The percentage increase in both periods was the result of continued increases in energy, raw materials, and other input costs, as a result of global cost inflation; unfavorable foreign currency movements due to a weaker U.S. dollar; smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale; and startup costs at the Iceland smelter. The 2007 six-month period was also negatively impacted by costs associated with the labor strike in Guinea and the restart of one of Intalco’s smelter lines. All of these items were partially offset by higher realized prices for alumina and aluminum, a more favorable product mix, a decrease in the charge recorded for LIFO, and the absence of labor contract and strike preparation costs recognized in the second quarter of 2006.

Selling, general administrative, and other expenses (SG&A) increased $13 in the second quarter of 2007 and $15 in the 2007 six-month period compared with the corresponding periods of 2006. The increase in both periods was primarily due to $26 in transaction costs related to the offer for Alcan, partially offset by the absence of expenses for one month related to the soft alloy extrusion business. SG&A as a percentage of sales remained flat at 4.5% between the second quarter of 2007 and 2006. SG&A as a percentage of sales decreased from 4.8% in the 2006 six-month period to 4.5% in the 2007 six-month period.

Restructuring and other charges consisted of income of $57 ($21 after tax and minority interests) and $31 ($3 after tax and minority interests) in the second quarter and six-month period of 2007, respectively. The net credit in both periods included a $65 ($27 after tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business. This adjustment was offset by net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $8 ($6 after tax and minority interests) in the second quarter of 2007 and $34 ($24 after tax and minority interests) in the 2007 six-month period related to the restructuring program initiated in the fourth quarter of 2006. Restructuring and other charges consisted of income of $9 ($6 after tax and minority interests) and $8 ($5 after tax and minority interests) in the second quarter and six-month period of 2006, respectively, primarily resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances.

As of June 30, 2007, approximately 2,600 of the 6,700 employees associated with the 2006 restructuring program have been terminated. Also, there are approximately 350 employees remaining under the 2005 restructuring program who have yet to be terminated.

In the 2007 six-month period, cash payments of $67 and $13 were made against total reserves related to the 2006 and 2005 restructuring programs, respectively. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $44, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Alumina	$1	$—	$1	$—
Primary Metals	(2)	2	—	—
Flat-Rolled Products	(1)	5	(20)	5
Extruded and End Products	63	—	63	(2)
Engineered Solutions	(4)	1	(8)	2
Packaging and Consumer	1	—	(5)	2

Segment total	58	8	31	7
Corporate	(1)	1	—	1

Total restructuring and other charges	$57	$9	$31	$8

Interest expense decreased $12, or 12%, in the second quarter of 2007, and $21, or 11%, in the 2007 six-month period as compared with the corresponding periods in 2006. The decline in both periods was primarily due to an increase in the amount of interest capitalized related to ongoing construction projects, partially offset by higher average debt levels, mainly due to the new debt issued in January 2007, and a higher weighted-average effective interest rate, principally due to the increase in the London Interbank Offered Rate (LIBOR). In the third quarter of 2007, due to Alcoa’s withdrawal of its offer for Alcan, Alcoa will expense $67 in commitment fees paid to secure an 18-month $30,000 senior unsecured credit facility.

Other income, net, declined by $1, or 2%, and increased by $8, or 8%, in the 2007 second quarter and six-month period, respectively, compared with the corresponding periods of 2006. The decrease in the second quarter comparison is primarily due to the absence of a dividend received in the second quarter of 2006 related to Alcoa’s investment in the Aluminum Corporation of China Limited (Chalco) and realized losses on various mark-to-market contracts, partially offset by favorable foreign currency movements, as the Brazilian real continued to strengthen against the U.S. dollar, and a non-recurring foreign currency gain in Russia. The improvement in the 2007 six-month period was primarily due to favorable foreign currency movements, due to the strong Brazilian real, and the previously mentioned non-recurring foreign currency gain in Russia, partially offset by the absence of the Chalco dividend.

The effective tax rate for the second quarter of 2007 and 2006 was 30.0% and 28.1%, respectively. The effective tax rate for the 2007 and 2006 six-month periods was 29.9% and 28.1%, respectively. The rate for all periods differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

Minority interests’ share of income from continuing operations for the 2007 second quarter and six-month period decreased $14, or 11%, and $4, or 2%, respectively, compared with the same periods in 2006. The decline in both periods was principally due to lower earnings at Alcoa World Alumina and Chemicals.

On April 14, 2007, a power outage occurred at Alcoa’s Knoxville, TN aluminum smelter due to severe electrical storms that affected the southeastern United States. A power substation serving the smelting operations was directly hit by a lightning strike, resulting in a complete power outage. Even though full power was quickly restored, one of the two potlines at the smelter, representing aluminum production of approximately 107,000 metric tons per year, was not able to be re-started. The potline was restarted in June 2007 and is expected to reach full production in the third quarter of 2007. The impact of this event was $30 ($19 after tax) consisting of potline re-start costs and business interruption. The Primary Metals segment was impacted by $10 ($6 after tax) and the remaining impact was reflected in Corporate due to Alcoa’s captive insurance program. It is possible that Alcoa may be entitled to insurance reimbursement for a portion of this loss, however, due to aggregate loss provisions and estimates relating to other claims, the amount of potential recovery cannot be estimated at this time. An adjacent can sheet rolling mill, which utilizes aluminum from the smelter, was not materially impacted due to the procurement of competitively-priced aluminum from other sources.

Segment Information

I. Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Alumina production (kmt)	3,799	3,746	7,454	7,448
Third-party alumina shipments (kmt)	1,990	2,108	3,867	4,131

Third-party sales	$712	$713	$1,357	$1,341
Intersegment sales	587	515	1,166	1,070

Total sales	$1,299	$1,228	$2,523	$2,411

After-tax operating income (ATOI)	$276	$278	$536	$520

Third-party sales for the Alumina segment remained flat in the second quarter of 2007 compared with the corresponding 2006 period primarily due to a 6% decrease in volume, mostly offset by a 5% increase in realized prices driven by higher LME prices. Third-party sales increased 1% in the 2007 six-month period compared with the 2006 six-month period primarily due to a 12% increase in realized prices driven by higher LME prices, partially offset by a 6% decrease in volume. Intersegment sales increased 14% and 9% in the 2007 second quarter and six-month period, respectively, compared with the corresponding periods of 2006 primarily due to an increase in realized prices and higher volumes.

ATOI for this segment declined 1% in the second quarter of 2007 compared with the same period in 2006 primarily due to unfavorable foreign currency exchange movements related to the Australian dollar, an increase in depreciation related to assets of the Pinjarra, Australia efficiency upgrade and the Early Works Program in Jamaica that were not in service in the prior quarter, and higher energy costs, mostly offset by higher realized prices. ATOI increased 3% in the 2007 six-month period compared with the corresponding 2006 period primarily due to higher realized prices, partially offset by the same unfavorable impacts that affected the second quarter of 2007.

In the third quarter of 2007, the Alumina segment expects to maintain its current production and shipment levels.

II. Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Aluminum production (kmt)	901	882	1,800	1,749
Third-party aluminum shipments (kmt)	565	508	1,083	996

Alcoa’s average realized price per metric ton of aluminum	$2,879	$2,728	$2,890	$2,633

Third-party sales	$1,746	$1,589	$3,379	$2,997
Intersegment sales	1,283	1,696	2,760	3,217

Total sales	$3,029	$3,285	$6,139	$6,214

ATOI	$462	$489	$966	$934

Third-party sales for the Primary Metals segment increased 10% in the second quarter of 2007 and 13% in the 2007 six-month period compared with the corresponding 2006 periods primarily due to an increase in realized prices of 6% and 10%, respectively. In addition, third-party sales increased in both periods due to shipments made in June 2007 to the newly formed soft alloy joint venture, which is majority-owned and operated by a third party; prior to June 2007, shipments to the Extruded and End Products segment’s soft alloy extrusion business, which was contributed to the joint venture, were included in intersegment sales. Third-party shipments increased by 11% in the second quarter of 2007 and 9% in the 2007 six-month period compared with the corresponding 2006 periods primarily due to the increase in production associated with the June 2006 acquisition of the minority interests in the Intalco, WA smelter, as well as the Intalco smelter’s completed restart of one potline in the second quarter of 2007. Intersegment sales decreased 24% and 14% in the second quarter and the six-month period of 2007, respectively, compared with the corresponding periods of 2006 primarily as the result of production curtailments associated with the Knoxville, TN and Rockdale, TX smelters that occurred in the second quarter of 2007 and the shipments made to the joint venture described above, partially offset by an increase in realized prices.

ATOI for this segment decreased 6% in the second quarter of 2007 and increased 3% in the 2007 six-month period compared with the corresponding 2006 periods. The decline of 6% was primarily due to unfavorable foreign currency impacts related to the Australian dollar, Euro, and Brazilian real; the Rockdale and Tennessee smelter curtailments; increases in raw material costs; and Iceland smelter start-up costs; partially offset by higher realized prices and third-party volumes. The improvement of 3% was primarily due to higher realized prices, partially offset by the same unfavorable impacts that affected the second quarter of 2007.

Alcoa has 456,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,209,000 mtpy. Idle capacity decreased by 71,000 mtpy in the second quarter of 2007 as compared to the first quarter of 2007 due to the completed restart of one of Intalco’s smelter lines.

In the third quarter of 2007, continued curtailment costs at the Rockdale facility, and increases to power costs in the U.S. are anticipated. In addition, this segment expects to incur approximately $24 (after tax) in start-up costs at the Iceland smelter, which is expected to reach full production capacity during the first quarter of 2008.

III. Flat-Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	583	579	1,151	1,141

Third-party sales	$2,344	$2,115	$4,619	$4,055
Intersegment sales	63	66	123	115

Total sales	$2,407	$2,181	$4,742	$4,170

ATOI	$93	$79	$155	$145

Third-party sales for the Flat-Rolled Products segment increased 11% in the second quarter of 2007 and 14% in the 2007 six-month period compared with the corresponding periods of 2006. The increase in both periods was primarily due to favorable pricing, higher volumes, favorable product mix associated with aerospace, and foreign currency exchange movements in Europe, somewhat offset by a loss of sales associated with the shutdown of the Swansea, U.K. can sheet facility in the first quarter of 2007.

ATOI for this segment increased 18% and 7% in the second quarter and six-month period of 2007, respectively, compared with the corresponding periods in 2006. The increase in both periods was primarily due to the increase in volume, favorable pricing and product mix, and productivity gains, partially offset by higher direct materials, energy and other cost inflation.

In the third quarter of 2007, normal seasonal slowdown due to the European holidays and the North American automotive shutdowns are anticipated. The aerospace market is expected to remain strong.

IV. Extruded and End Products

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	146	231	359	454

Third-party sales	$965	$1,165	$2,140	$2,203
Intersegment sales	26	31	68	54

Total sales	$991	$1,196	$2,208	$2,257

ATOI	$46	$17	$80	$17

Third-party sales for the Extruded and End Products segment decreased 17% in the second quarter of 2007 and 3% in the 2007 six-month period compared with the corresponding 2006 periods. The decrease in both periods was primarily due to the absence of revenue for one month of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007. The decrease in the 2007 six-month period was partially offset by higher prices in the building and construction business.

ATOI for this segment increased 171% in the second quarter of 2007 and 371% in the 2007 six-month period compared with the corresponding periods of 2006. The increase in the second quarter of 2007 was primarily due to the absence of depreciation on assets held for sale prior to the formation of the joint venture. In the 2007 six-month period, the increase was primarily due to favorable prices in the European soft alloy extrusion market, a more profitable mix in hard alloy extrusions, and the absence of depreciation on assets held for sale prior to the formation of the joint venture.

In the third quarter of 2007, typical seasonal slowdowns are expected due to North American automotive shutdowns and European holidays. Also, Alcoa’s share of the newly formed joint venture will be reflected as an equity investment and its operating results as equity income for the entire quarter.

V. Engineered Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	30	38	61	75

Third-party sales	$1,478	$1,405	$2,927	$2,765

ATOI	$105	$100	$198	$183

Third-party sales for the Engineered Solutions segment increased 5% in the second quarter of 2007 and 6% in the 2007 six-month period compared with the 2006 corresponding periods. The increase in both periods was primarily due to continued strong demand in the aerospace market resulting from market share gains and new product sales, partially offset by a continued decrease in North American commercial vehicle Class 8 truck builds and weakness in the North American automotive customer base.

ATOI for this segment increased 5% in the second quarter of 2007 and 8% in the 2007 six-month period compared with the corresponding 2006 periods. The increase in the second quarter and six-month period of 2007 was primarily due to strong aerospace sales, as a result of improvements in volume and mix, and productivity improvements from the fasteners, forgings, wheels, and investment castings businesses, somewhat offset by higher costs for raw materials, including aluminum and nickel, principally as a result of inflation.

In the third quarter of 2007, a normal seasonal slowdown is anticipated due to European holidays and North American automotive shutdowns. Also, the downturn in the North American commercial vehicle Class 8 truck builds is expected to continue. Lastly, an unfavorable impact of approximately $9 is expected due to a tax rate change in Germany.

VI. Packaging and Consumer

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	40	44	75	84

Third-party sales	$837	$834	$1,573	$1,583

ATOI	$37	$37	$56	$45

Third-party sales for the Packaging and Consumer segment remained flat in the second quarter of 2007 and decreased 1% in the 2007 six-month period compared with the corresponding 2006 periods. In both periods, favorable mix was offset by volume declines.

ATOI for this segment remained flat in the second quarter of 2007 compared with the corresponding period in 2006 primarily due to productivity improvements among all businesses, offset by reduced volumes and higher raw materials costs. ATOI increased 24% in the 2007 six-month period compared to the 2006 six-month period principally due to productivity improvements in all businesses and favorable product mix, partially offset by a decline in volumes.

In the third quarter of 2007, continued productivity improvements are expected to offset cost inflation. Also, a normal seasonal slowdown is expected in the closures business.

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

The following table reconciles total segment ATOI to consolidated net income:

	Second quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total segment ATOI	$1,019	$1,000	$1,991	$1,844
Unallocated amounts (net of tax):
Impact of LIFO*	(16)	(49)	(43)	(85)
Interest income	9	10	20	21
Interest expense	(56)	(63)	(110)	(123)
Minority interests	(110)	(124)	(225)	(229)
Corporate expense	(101)	(82)	(187)	(171)
Restructuring and other charges	21	6	3	5
Discontinued operations	(1)	(5)	(12)	(11)
Other	(50)	51	(60)	101

Consolidated net income	$715	$744	$1,377	$1,352

*	Certain amounts for the second quarter of 2006 and the 2006 six-month period have been reclassified to Other so that this line reflects only the impact of LIFO.

The significant changes in the reconciling items between total segment ATOI and consolidated net income for the 2007 second quarter and six-month period compared with the corresponding 2006 periods (unless otherwise noted) consisted of:

•	A decrease in the Impact of LIFO due to higher metal prices,

•	An increase in Corporate expense, principally due to $17 in transaction costs related to the offer for Alcan,

•

a decrease in Restructuring and other charges, primarily due to a $27 favorable adjustment to the estimated fair value of the soft alloy extrusion business; in the 2007 six-month period, this adjustment was mostly offset by a $24 charge, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the restructuring program initiated in the fourth quarter of 2006, and

•

a decrease in Other, principally due to lower intersegment profit and other metal adjustments as a result of a decrease in the LME price during the second quarter of 2007 as compared to an increase in the LME price during the second quarter of 2006, and a significantly smaller increase in the LME price during the 2007 six-month period as compared to the increase in the LME price during the 2006 six-month period; the absence of a dividend from Chalco received in the second quarter of 2006; the $13 impact of the power outage at the Tennessee smelter reflected in Corporate due to Alcoa’s captive insurance program; and an increase in income taxes in order to reconcile the estimated tax rates used in the segments with Alcoa’s effective tax rate when comparing the 2007 six-month period with the 2006 six-month period.

The following table details segment assets:

	June 30, 2007	December 31, 2006
Alumina	$5,922	$5,250
Primary Metals	11,198	10,530
Flat-Rolled Products	5,371	5,192
Extruded and End Products	1,210	1,178
Engineered Solutions	6,122	5,972
Packaging and Consumer	2,773	2,757

Total segment assets**	$32,596	$30,879

**	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets for the Alumina and Primary Metals segments in the 2007 six-month period was primarily due to capital spending, most of which was on growth projects, including the Sao Luis and Jamalco refinery expansions; the development of the Juruti bauxite mine; and the construction of the smelter in Iceland and the anode facility in Norway.

Statement of Financial Position

Comprehensive income was $1,322 in the second quarter of 2007, and consisted of $715 in net income; a $379 unrealized gain on the Chalco investment, which is classified as an available-for-sale security; $244 in foreign currency translation adjustments, primarily due to a stronger Australian dollar, Brazilian real, and Euro against the U.S. dollar; a $45 reduction in unrecognized losses and prior service cost related to pension and postretirement benefit plans, principally due to scheduled amortization and expense recognition of these items; and net unrecognized losses on derivatives of $61, primarily related to the decline in the fair value of aluminum cash flow hedges.

Comprehensive income was $2,243 in the 2007 six-month period, and consisted of $1,377 in net income; a $443 unrealized gain on the Chalco investment; $401 in foreign currency translation adjustments, principally due to a stronger Australian dollar, Brazilian real, and Euro against the U.S. dollar; a $77 reduction in unrecognized losses and prior service cost related to pension and postretirement benefit plans, primarily due to scheduled amortization and expense recognition of these items; and net unrecognized losses on derivatives of $55, principally due to the decrease in the fair value of aluminum cash flow hedges, partially offset by an increase in the fair value of energy-related hedges.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $1,876 in the 2007 six-month period compared with cash provided from operations of $486 in the same period of 2006. The improvement of $1,390 is principally due to a $1,173 positive change associated with working capital, primarily due to improvements in inventories and, accounts payable and accrued expenses; a $100 decrease in net assets held for sale, primarily related to the contribution of the soft alloy extrusion assets and liabilities to the newly formed joint venture; $93 in cash received related to a long-term aluminum supply contract; and higher net income of $25.

Financing Activities

Cash provided from financing activities was $482 in the 2007 six-month period, a decline of $58 compared with cash provided from financing activities of $540 in the corresponding period of 2006. The decrease was primarily due to a $2,020 change in commercial paper, mostly due to the repayment of commercial paper with the majority of the proceeds from the issuance of new long-term debt; a $360 increase in payments of long-term debt, primarily related to Alcoa’s purchase of $333 of its outstanding 4.25% Notes due August 2007; $126 in payments for debt issuance costs, including a commitment fee of $30 paid to secure a credit facility related to the offer for Alcan; a $43 increase in the repurchase of common stock due to a higher average market price of Alcoa’s common stock; and a $35 increase in dividends paid to shareholders as a result of the two cents per share increase approved in January 2007. These cash outflows were partially offset by a $2,027 increase in additions to long-term debt, principally due to proceeds received of $1,994 (net of $6 in original issue discounts) from the issuance of new 5.55% Notes due 2017, 5.9% Notes due 2027, and 5.95% Notes due 2037; a $292 increase in cash received for the exercise of stock options; and $177 in minority interest contributions received from Elkem ASA, related to the smelter in Mosjoen, Norway, and Alumina Limited, related to their share of capital spending at the Sao Luis and Juruti, Brazil facilities.

Investing Activities

Cash used for investing activities was $1,714 in the 2007 six-month period compared with $1,352 in the 2006 six-month period. The increase in cash used of $362 was mostly due to a $353 increase in capital expenditures, primarily related to higher spending on certain growth projects, including the Sao Luis refinery expansion; the development of the Juruti bauxite mine; and projects at various facilities in Russia, Hungary, and Bohai; all of which were partially offset by a decrease in capital expenditures related to the Pinjarra, Australia refinery upgrade, as this project was completed in 2006.

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

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 becomes effective for Alcoa on January 1, 2008. Management is currently evaluating the potential impact of FSP FIN 39-1 on the Financial Statements.

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

Alcoa has $23 of unrecognized tax benefits, all of which, if recorded, would change the 2007 annual effective tax rate by less than one percent. The company’s results of operations were not materially impacted during the first half of 2007 from changes in its unrecognized tax benefits, nor does the company anticipate such an impact during the second half of 2007.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 32 owned or operating facilities and adjoining properties, approximately 33 previously owned or operating facilities and adjoining properties, and approximately 65 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis, IL operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. Recently, the EPA temporarily suspended their final review of the feasibility study based on Alcoa’s request for additional time to fully explore site redevelopment and material use options. Ultimately, the EPA’s selection of a remedy could result in additional liability, and Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008 or later.

Based on the foregoing, it is possible that Alcoa’s results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a material adverse effect on the financial position, liquidity, or the results of operations of the company.

Alcoa’s remediation reserve balance was $301 and $334 at June 30, 2007 and December 31, 2006 (of which $52 and $49 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first half of 2007, the remediation reserve was decreased by $16 primarily due to an adjustment for the liabilities associated with a previously owned smelter site. This adjustment, which was recorded as a credit to Cost of goods sold on the accompanying Condensed Statement of Consolidated Income, was made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities related to this site. Payments related to remediation expenses applied against the reserve were $17 in the first half of 2007. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In addition to the risks inherent in its operations, Alcoa is exposed to financial, market, political, and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC). The SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC reports to the Board of Directors on the scope of its activities.

The interest rate, foreign currency, aluminum, and other commodity contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. The company is not involved in energy-trading activities, weather derivatives, or other nonexchange commodity trading activities.

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures and option contracts, totaling approximately 597 kmt at June 30, 2007, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods, generally within three years.

Alcoa has also entered into futures and option contracts, totaling approximately 705 kmt at June 30, 2007, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2007 to 2011.

Alcoa has also entered into futures contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 199 kmt at June 30, 2007. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pre-tax earnings impact from aluminum derivative and hedging activities was a gain of approximately $3 and $13 in the 2007 second quarter and six-month period, respectively.

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

Fair values – The following table shows the fair values of outstanding derivative contracts at June 30, 2007:

Fair value (loss)/gain
Aluminum	$(682)
Interest rates	(107)
Other commodities, principally energy related	(37)
Currencies	90

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Alcoa’s internal control over financial reporting during the six-month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order, and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation (Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Administrative Complaint proposed a penalty of $265,128. In addition, the EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Administrative Complaint, Compliance Order, and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints (collectively, the “Complaints”). Howmet’s Answers denied the substance of the EPA’s Complaints, requested that no penalties be imposed, and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the Administrative Court granted the EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaints and moved the case to the penalty phase. The Administrative Court rejected Howmet’s interlocutory appeal of this decision on May 16, 2005. On September 2, 2005, the EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld, and Howmet appealed the Administrative Court’s decision to the Environmental Appeals Board on September 28, 2005. On May 24, 2007, the Environmental Appeals Board upheld the Administrative Court’s liability finding against Howmet and assessed the parties’ stipulated penalty of $309,091. Howmet will appeal the Environmental Appeals Board decision to the United States District Court.

As previously reported, in August 2006, Reynolds Metals Company (Reynolds) finalized a consent order with the New York State Department of Environmental Conservation (NYSDEC) requiring it to pay an initial penalty of $143,000 to resolve violations in March, April, and June 2006 of its permitted monthly fluoride air emission limit at its Massena East Plant. The consent order required Reynolds to implement corrective action by December 31, 2006, and set a stipulated penalty schedule that takes effect for any fluoride emissions exceeding a monthly average of 2.7 lbs of fluoride per ton of aluminum produced. Reynolds paid an additional $73,000 in stipulated penalties because average fluoride emissions exceeded this monthly consent order threshold in July and August 2006. The facility continues to implement improvements to meet its fluoride air emissions limit. NYSDEC agreed to extend the consent order until June 30, 2007 to give the facility additional time to implement corrective action. Since January 2007, the facility has complied with its fluoride emissions limit. The consent order expired by its terms on June 30, 2007. Accordingly, the company considers this matter closed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2007	15,980	$30.56	—	87,000,000
February 1 - February 28, 2007	2,031,109	$34.65	2,000,000	85,000,000
March 1 - March 31, 2007	553,153	$33.81	550,000	84,450,000

Total for quarter ended March 31, 2007	2,600,242	$34.45	2,550,000	84,450,000

April 1 - April 30, 2007	1,078,200	$34.92	1,050,000	83,400,000
May 1 - May 31, 2007	506,405	$37.85	200,000	83,200,000
June 1 - June 30, 2007	3,161,804	$40.54	2,996,146	80,203,854

Total for quarter ended June 30, 2007	4,746,409	$38.97	4,246,146	80,203,854

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On January 19, 2007, Alcoa’s Board of Directors approved and Alcoa publicly announced a new share repurchase program. The new program authorizes the purchase of up to 87 million shares of Alcoa common stock from time to time, directly or through brokers or agents, and has no expiration date. This new program supersedes the share repurchase program that was approved by Alcoa’s Board of Directors and publicly announced on July 13, 2001. That program authorized the repurchase of up to 50 million shares of Alcoa common stock of which 33 million shares had been repurchased through December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Information called for by this item with respect to Alcoa’s 2007 Annual Meeting of Shareholders held on April 20, 2007 is incorporated by reference to Part II – Item 4 of Alcoa’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 6. Exhibits.

10.	Description of Non-Employee Director Compensation, effective January 1, 2007

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 26, 2007	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Vice President and Chief Financial Officer
(Principal Financial Officer)

July 26, 2007	By	/s/ JOSEPH R. LUCOT
Date		Joseph R. Lucot
Vice President - Controller
(Principal Accounting Officer)

EXHIBITS

10.	Description of Non-Employee Director Compensation, effective January 1, 2007

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002