Form 10-Q
period 2007-09-30
ALCOA INC
filed 2007-10-25
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York	10022-4608
(Address of principal executive offices)	(Zip code)

Investor Relations 212-836-2674

Office of the Secretary 212-836-2732

(Registrant’s telephone number, including area code)

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

As of October 22, 2007, 848,148,235 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales (M)	$7,387	$7,631	$23,361	$22,539

Cost of goods sold (exclusive of expenses below)	5,910	6,015	18,095	17,186
Selling, general administrative, and other expenses	365	326	1,089	1,035
Research and development expenses	64	53	171	150
Provision for depreciation, depletion, and amortization	338	325	959	955
Goodwill impairment charge (N)	133	—	133	—
Restructuring and other charges (D)	444	(3)	413	(11)
Interest expense	151	101	320	291
Other income, net (F)	(1,731)	(48)	(1,835)	(144)

Total costs and expenses	5,674	6,769	19,345	19,462

Income from continuing operations before taxes on income	1,713	862	4,016	3,077
Provision for taxes on income (G)	1,079	213	1,768	836

Income from continuing operations before minority interests’ share	634	649	2,248	2,241
Less: Minority interests’ share	76	109	301	338

Income from continuing operations	558	540	1,947	1,903
Loss from discontinued operations (H)	(3)	(3)	(15)	(14)

NET INCOME	$555	$537	$1,932	$1,889

EARNINGS (LOSS) PER COMMON SHARE (I)
Basic:
Income from continuing operations	$.64	$.62	$2.24	$2.19
Loss from discontinued operations	—	—	(.02)	(.02)

Net income	$.64	$.62	$2.22	$2.17

Diluted:
Income from continuing operations	$.64	$.62	$2.22	$2.17
Loss from discontinued operations	(.01)	(.01)	(.02)	(.01)

Net income	$.63	$.61	$2.20	$2.16

Dividends paid per common share	$.17	$.15	$.51	$.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,314	$506
Receivables from customers, less allowances of $72 in 2007 and $68 in 2006	2,976	2,788
Other receivables	364	301
Inventories (J)	3,311	3,380
Fair value of derivative contracts	140	295
Prepaid expenses and other current assets	1,289	1,083

Total current assets	9,394	8,353

Properties, plants, and equipment	30,660	27,689
Less: accumulated depreciation, depletion, and amortization	14,527	13,682

Properties, plants, and equipment, net	16,133	14,007

Goodwill	4,793	4,885
Investments (O)	1,981	1,718
Other assets	3,853	3,939
Assets held for sale (H)	3,044	4,281

Total assets	$39,198	$37,183

LIABILITIES
Current liabilities:
Short-term borrowings	$575	$462
Commercial paper (C)	356	340
Accounts payable, trade	2,649	2,407
Accrued compensation and retirement costs	977	949
Taxes, including taxes on income	1,524	851
Other current liabilities	1,268	1,360
Long-term debt due within one year (C)	198	510

Total current liabilities	7,547	6,879

Commercial paper (C)	—	1,132
Long-term debt, less amount due within one year (C)	6,332	4,777
Accrued pension benefits	1,311	1,566
Accrued postretirement benefits	2,840	2,956
Other noncurrent liabilities and deferred credits	1,959	2,002
Deferred income taxes	534	762
Liabilities of operations held for sale (H)	437	678

Total liabilities	20,960	20,752

MINORITY INTERESTS	2,324	1,800

COMMITMENTS AND CONTINGENCIES (K)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,760	5,817
Retained earnings	12,405	11,066
Treasury stock, at cost	(2,510)	(1,999)
Accumulated other comprehensive loss (L)	(721)	(1,233)

Total shareholders’ equity	15,914	14,631

Total liabilities and equity	$39,198	$37,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alcoa and subsidiaries

Condensed Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2007	2006
CASH FROM OPERATIONS
Net income	$1,932	$1,889
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	959	955
Deferred income taxes	518	(78)
Equity income, net of dividends	(79)	(65)
Goodwill impairment charge (N)	133	—
Restructuring and other charges (D)	413	(11)
Gains from investing activities – asset sales (O)	(1,772)	(11)
Provision for doubtful accounts	13	16
Loss from discontinued operations (H)	15	14
Minority interests	301	338
Stock-based compensation	83	57
Excess tax benefits from stock-based payment arrangements	(77)	(16)
Other	(33)	(181)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (increase) in receivables	224	(287)
Decrease (increase) in inventories	184	(518)
(Increase) in prepaid expenses and other current assets	(100)	(200)
(Decrease) in accounts payable and accrued expenses	(145)	(460)
Increase in taxes, including taxes on income	341	270
Cash received on long-term aluminum supply contract (N)	93	—
Pension contributions	(297)	(344)
Net change in noncurrent assets and liabilities	(188)	(28)
(Increase) in net assets held for sale	(49)	(106)

CASH PROVIDED FROM CONTINUING OPERATIONS	2,469	1,234
CASH USED FOR DISCONTINUED OPERATIONS	(1)	—

CASH PROVIDED FROM OPERATIONS	2,468	1,234

FINANCING ACTIVITIES
Net change in short-term borrowings	102	86
Net change in commercial paper (C)	(1,116)	1,281
Additions to long-term debt (C)	2,049	20
Debt issuance costs (C)	(126)	—
Payments on long-term debt (C)	(848)	(32)
Common stock issued for stock compensation plans	819	141
Excess tax benefits from stock-based payment arrangements	77	16
Repurchase of common stock	(1,548)	(290)
Dividends paid to shareholders	(447)	(392)
Dividends paid to minority interests	(310)	(281)
Contributions from minority interests	369	64

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(979)	613

INVESTING ACTIVITIES
Capital expenditures	(2,615)	(2,054)
Capital expenditures of discontinued operations	—	(4)
Proceeds from the sale of assets	87	19
Additions to investments	(123)	(52)
Sales of investments (O)	1,981	7
Net change in short-term investments and restricted cash	(23)	(3)
Other	(13)	15

CASH USED FOR INVESTING ACTIVITIES	(706)	(2,072)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	25

Net change in cash and cash equivalents	808	(200)
Cash and cash equivalents at beginning of year	506	762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,314	$562

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

Alcoa has $23 of unrecognized tax benefits, all of which, if recorded, would change the 2007 annual effective tax rate by less than one percent. The company’s results of operations were not materially impacted during the nine-month period ended September 30, 2007 from changes in its unrecognized tax benefits, nor does the company anticipate such an impact during the fourth quarter of 2007.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the provision for income taxes on the accompanying Condensed Statement of Consolidated Income. The amount of interest and penalties accrued at the date of adoption is approximately $5.

Alcoa and its subsidiaries file income tax returns in the U.S., various states and foreign jurisdictions. With few exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2001. All U.S. tax years prior to 2006 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years ranging from 2001 to 2005.

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

Also in January 2007, Alcoa commenced a tender offer (the “Offer”) to purchase for cash any and all of its 4.25% Notes due 2007 (the “2007 Notes”). Upon expiration of the Offer, $333 of the aggregate outstanding principal amount of the 2007 Notes was validly tendered and accepted. At December 31, 2006, the 2007 Notes had an outstanding balance of $792 and an original maturity of August 15, 2007. The $333 was reflected as long-term on the December 31, 2006 Condensed Consolidated Balance Sheet due to the fact that this amount was refinanced with new long-term debt instruments. Alcoa paid a total of $338, which consisted of the purchase price of $331 for the tendered 2007 Notes plus $7 in accrued and unpaid interest, to the holders of the tendered 2007 Notes on February 1, 2007. An immaterial gain was recognized for the early retirement of the $333 principal amount. On August 15, 2007, Alcoa repaid the $459 of outstanding principal of the 2007 Notes that was not tendered under the Offer.

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

On February 23, 2007, Alcoa entered into a registration rights agreement (the “Agreement”) related to the new notes. Under the Agreement, Alcoa agreed to file a registration statement in order to exchange the new notes for registered securities having terms identical in all material respects to the new notes, except that the registered securities would not contain transfer restrictions. Alcoa filed the registration statement with the Securities and Exchange Commission (SEC) on March 19, 2007 and it was declared effective on April 2, 2007. The registered exchange offer was made on April 3, 2007 and expired on May 2, 2007. Upon expiration of the registered exchange offer, virtually all of the new notes were exchanged for registered securities. This exchange had no impact on the accompanying Financial Statements. Under the Agreement, Alcoa also agreed that under certain circumstances it would file a shelf registration statement with the SEC covering resales by holders of the new notes in lieu of the registered exchange offer. In the event of a registration default, as defined in the Agreement, additional interest would accrue on the aggregate principal amount of the new notes affected by such default at a rate per annum equal to 0.25% during the first 90 days immediately following the occurrence of any registration default, and would increase to a maximum of 0.50% thereafter. As of September 30, 2007, Alcoa is not in default under the Agreement and management has determined that the likelihood of such a default is remote. The Agreement had no impact on the accompanying Financial Statements.

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2007, Alcoa recorded charges of $444 ($311 after tax and minority interests) and $413 ($308 after tax and minority interests), respectively. The net charge in both periods included $357 ($251 after tax) in asset impairments related to the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business; $53 ($36 after tax) in severance charges associated with the Electrical and Electronic Solutions business; and $34 ($24 after tax and minority interests) in net charges, primarily for severance charges and asset impairments of various other facilities (see Note N for additional information related to the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business). The 2007 nine-month period also includes net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $34 ($24 after tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. All of these amounts were slightly offset in the nine-month period of 2007 by a $65 ($27 after tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007 (see Note O for additional information). In the third quarter and nine-month period of 2006, Alcoa recorded income of $3 ($2 after tax and minority interests) and $11 ($7 after tax and minority interests), respectively, primarily resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances.

As of September 30, 2007, approximately 3,100 of the 6,200 employees associated with the 2006 restructuring program have been terminated. Also, the terminations associated with the 2005 restructuring program are essentially complete. For further details on the 2006 and 2005 restructuring programs, see Note D to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

In the 2007 nine-month period, cash payments of $72 and $18 were made against total reserves related to the 2006 and 2005 restructuring programs, respectively. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $50 to $55, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments. Restructuring and other charges are not included in the segment results.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2005	$121	$38	$159

2006:
Cash payments	(39)	(2)	(41)
Restructuring charges	100	16	116
Reversals of previously recorded restructuring charges	(29)	(12)	(41)

Reserve balances at December 31, 2006	153	40	193

2007:
Cash payments	(83)	(14)	(97)
Restructuring charges	72	15	87
Reversals of previously recorded restructuring charges	(7)	(1)	(8)

Reserve balances at September 30, 2007	$135	$40	$175

E. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2007	2006	2007	2006
Service cost	$49	$52	$149	$156
Interest cost	165	158	495	467
Expected return on plan assets	(196)	(184)	(588)	(553)
Amortization of prior service cost	4	4	11	10
Recognized actuarial loss	32	28	96	91
Curtailment	—	—	2	—

Net periodic benefit cost	$57	$58	$165	$171

In the nine months ended September 30, 2007, Alcoa recorded a curtailment charge of $2 due to the contribution of Alcoa’s soft alloy extrusion business to a newly formed joint venture (see Note O for additional information).

Alcoa made discretionary contributions of $135 and $200 and required contributions of $71 and $42 in the third quarter of 2007 and 2006, respectively, to its pension plans. In the nine-month period of 2007 and 2006, Alcoa made discretionary contributions of $158 and $200 and required contributions of $139 and $144, respectively, to its pension plans.

	Third quarter ended September 30,		Nine months ended September 30,
Postretirement benefits	2007	2006	2007	2006
Service cost	$8	$8	$22	$24
Interest cost	49	54	147	155
Expected return on plan assets	(5)	(4)	(13)	(12)
Amortization of prior service cost	(1)	3	(3)	7
Recognized actuarial loss	14	12	42	52
Curtailment	(7)	—	(3)	—

Net periodic benefit cost	$58	$73	$192	$226

In the third quarter of 2007, Alcoa recorded curtailment income of $7 due to the elimination of the retiree life insurance benefit for certain U.S. employees who retire subsequent to April 1, 2008. In the nine months ended September 30, 2007, the income of $7 was offset by a curtailment charge of $4 recorded in the second quarter of 2007 due to the contribution of Alcoa’s soft alloy extrusion business to a newly formed joint venture.

F. Other Income, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Equity income	$7	$15	$58	$61
Interest income	15	35	46	67
Dividend income	14	—	14	24
Foreign currency losses, net	(69)	(9)	(47)	(25)
Gain on sales of assets	1,771	4	1,772	12
Other (expense) income, net	(7)	3	(8)	5

	$1,731	$48	$1,835	$144

The Gain on sales of assets in both the third quarter and nine-month period of 2007 include the gain from the sale of Alcoa’s investment in the Aluminum Corporation of China Limited (see Note O for additional information).

G. Income Taxes – The effective tax rate for the third quarter of 2007 and 2006 was 63.0% and 24.7%, respectively. The rate for the third quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to a discrete income tax charge of $464 related to goodwill that is non-deductible for tax purposes associated with the planned sale of the Packaging and Consumer businesses (see Note N for additional information). The rate for the third quarter of 2006 differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income and a discrete tax benefit of $18 related to the cumulative correction of Alcoa’s deferred tax assets attributable to an international location.

The effective tax rate for the 2007 and 2006 nine-month periods was 44.0% and 27.2%, respectively. The rate for the 2007 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to the aforementioned $464 discrete income tax charge, partially offset by foreign income being taxed in lower rate jurisdictions. The rate for the 2006 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

See Note B for discussion of the adoption of FIN 48 and FSP FIN 48-1.

H. Discontinued Operations and Assets Held for Sale – For all periods presented in the accompanying Condensed Statement of Consolidated Income, businesses classified as discontinued operations include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K. The home exteriors business was also included in discontinued operations in the 2006 third quarter and nine-month period.

The following table details selected financial information for the businesses included within discontinued operations:

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales	$—	$154	$—	$471

Loss from operations	$(1)	$(3)	$(2)	$(12)
Gain (loss) on sale of businesses	—	(1)	(17)	(3)
Loss from impairment	(3)	—	(3)	(1)

Total pretax loss	(4)	(4)	(22)	(16)
Income tax benefit	1	1	7	2

Loss from discontinued operations	$(3)	$(3)	$(15)	$(14)

In the third quarter of 2007, Alcoa recorded a loss of $3 (after tax) from discontinued operations primarily due to the write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility. In the third quarter of 2006, Alcoa recorded a loss of $3 (after tax) from discontinued operations consisting primarily of net operating losses.

In the 2007 nine-month period, Alcoa recorded a loss of $15 (after tax) from discontinued operations primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business and the previously mentioned write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility. In the 2006 nine-month period, Alcoa recorded a loss of $14 (after tax) from discontinued operations consisting of net operating losses of $11 and a loss of $3 related to the 2005 fourth quarter sale of the imaging and graphics communications business.

For both periods presented in the accompanying Condensed Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, a small automotive casting business in the U.K., and the net assets of three soft alloy extrusion facilities in the U.S. that were not contributed to the newly formed joint venture. Additionally, in the third quarter of 2007, Alcoa classified the assets and related liabilities of the remaining Automotive Castings business and the businesses within the Packaging and Consumer segment as held for sale for all periods presented based upon management’s decision to sell these businesses (see Note N for additional information). The net assets of the soft alloy extrusion business that were contributed to the joint venture in June 2007 were also classified as held for sale as of December 31, 2006 (see Note O for additional information).

The major classes of assets and liabilities of operations held for sale are as follows:

	September 30, 2007	December 31, 2006
Assets:
Receivables, less allowances	$388	$672
Inventories	436	651
Properties, plants, and equipment, net	705	1,188
Goodwill	1,069	1,285
Intangibles	379	404
Other assets	67	81

Assets held for sale	$3,044	$4,281

Liabilities:
Accounts payable	$328	$487
Accrued expenses	88	164
Other liabilities	21	27

Liabilities of operations held for sale	$437	$678

I. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$558	$540	$1,947	$1,903
Less: preferred stock dividends	—	—	1	1

Income from continuing operations available to common shareholders	$558	$540	$1,946	$1,902

Average shares outstanding – basic	868	868	869	869
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	10	5	9	6

Average shares outstanding – diluted	878	873	878	875

Options to purchase 17 million and 70 million shares of common stock at a weighted average exercise price of $42.42 and $35.80 per share were outstanding as of September 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Inventories

	September 30, 2007	December 31, 2006
Finished goods	$828	$925
Work in process	1,034	1,121
Bauxite and alumina	627	535
Purchased raw materials	580	574
Operating supplies	242	225

	$3,311	$3,380

Approximately 41% and 43% of total inventories at September 30, 2007 and December 31, 2006, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,074 and $1,028 higher at September 30, 2007 and December 31, 2006, respectively.

K. Commitments and Contingencies

Litigation

Effective January 1, 2007, Alcoa engaged a financial liability cap for medical benefits provided to retirees, who retired on or after June 1, 1993, along with their spouses, eligible dependents, and their surviving spouses (collectively, the “participants”) as permitted under a four-year collective bargaining agreement that was ratified by Alcoa and the United Steelworkers Union on June 22, 2006. The cap requires that the participants pay a portion of their monthly premiums and increased their deductibles and co-payments for their Alcoa-provided medical coverage. On March 20, 2007, as part of a lawsuit brought against Alcoa in the United States District Court for the Eastern District of Tennessee, approximately 3,000 retirees, who retired between June 1, 1993 and September 30, 2006, along with their spouses, eligible dependents, and their surviving spouses filed a motion for a preliminary injunction seeking the reinstatement of retiree medical benefits as they existed prior to January 1, 2007 under the Employees’ Group Benefits Plan of Alcoa, Plan II. The plaintiffs allege that Alcoa’s implementation of the financial liability cap violates their purportedly vested right to lifetime retiree medical benefits at a lower cost than they are now required to pay under the January 1, 2007 plan. Alcoa’s position is that the plaintiffs had no such right. The cap on Alcoa’s contribution toward retiree medical benefits was part of every collective bargaining agreement dating back to 1993, and those agreements were ratified by the retirees. Alcoa estimates that, in the event of an unfavorable outcome, its maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years, all of which includes an estimate for approximately 10,000 additional retirees, who retired from June 1, 1993 through May 31, 2006, and their spouses who are not parties to the litigation. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome. However, Alcoa believes that it has valid defenses and intends to defend this matter vigorously.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 32 owned or operating facilities and adjoining properties, approximately 33 previously owned or operating facilities and adjoining properties, and approximately 66 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Alcoa’s remediation reserve balance was $293 and $332 at September 30, 2007 and December 31, 2006 (of which $54 and $49 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2007 nine-month period, the remediation reserve was decreased by $17 consisting of a $15 adjustment for the liabilities associated with a previously owned smelter site and a $5 adjustment for liabilities at the Russian rolling mills and extrusion plants, both of which were slightly offset by a net increase of $3 in liabilities associated with various locations. The $15 and $5 adjustments, which were recorded as a credit to Cost of goods sold on the accompanying Condensed Statement of Consolidated Income, were made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities related to these sites. Payments related to remediation expenses applied against the reserve were $22 in the 2007 nine-month period. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

In January 2007, Aluminio exercised pre-emptive rights to acquire an additional ownership interest of 4.67% in Machadinho for $18. This additional investment provides an additional 15 megawatts of assured energy. This transaction was approved by the Brazilian Energy Agency, antitrust regulators, and other third parties. In September 2007, Aluminio’s ownership interest of 31.89% was reduced by 0.9% due to the admission of a new investor to the Machadinho consortium.

With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Aluminio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Aluminio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $231 and $175 at September 30, 2007 and December 31, 2006, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $570, which represents Alcoa’s investment and guarantees of debt.

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

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17. This investment was classified as an equity investment. Alcoa has made additional contributions of $76, including $9 in the third quarter of 2007 and $11 in both the first and second quarter of 2007, and committed to invest an additional $32 to be paid as the pipeline expands through 2009. In the 2007 first quarter, the remaining commitment was reduced by $5 from December 31, 2006 based on a revision in the consortium’s forecast of equity requirements related to the future expansion of the DBNGP. In the third quarter of 2007, this reduction was completely offset by a $5 foreign currency translation adjustment as a result of the significant weakening of the U.S. dollar as these contributions are transacted in Australian dollars. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $385 as of September 30, 2007.

In July 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $20 (pre-tax) per month in higher power costs at its Italian smelters. The total estimated potential impact has increased since the second quarter of 2007 due to a combination of the weakening of the U.S. dollar, as the liability would be payable in Euros in the event of a negative outcome, and an increase in the estimated cost of power. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until 2008. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved in 2008 as well.

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

L. Comprehensive Income

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$555	$537	$1,932	$1,889
Other comprehensive income (loss), net of tax and minority interests:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	305	(58)	748	(70)
Net amount reclassified to income	(1,160)	—	(1,160)	—

Net change in unrealized gains on available-for-sale securities	(855)	(58)	(412)	(70)

Foreign currency translation adjustments	459	120	860	323
Change in additional minimum pension liability	—	—	—	94
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	55	—	132	—
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	(3)	24	(63)	(281)
Net amount reclassified to income	(10)	(10)	(5)	(63)

Net unrecognized (losses) gains on derivatives	(13)	14	(68)	(344)

Comprehensive income	$201	$613	$2,444	$1,892

Alcoa recognized unrealized holding gains of $465 ($302 after tax) and $1,147 ($745 after tax) in the third quarter and nine-month period of 2007, respectively, related to its investment in the Aluminum Corporation of China Limited (Chalco). Also, Alcoa reclassified $1,159 (after tax) in cumulative unrealized holding gains related to Chalco from other comprehensive income to net income, as these gains were realized due to the sale of this investment (see Note O for additional information).

M. Segment Information – Alcoa’s reportable segments, as reclassified for discontinued operations and assets held for sale, are as follows (differences between segment totals and consolidated totals are in Corporate):

Third quarter ended September 30, 2007	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$664	$1,600	$2,309	$563	$1,407	$828	$7,371
Intersegment sales	631	1,171	59	13	—	—	1,874

Total sales	$1,295	$2,771	$2,368	$576	$1,407	$828	$9,245

Profit and loss:
Equity (loss) income	$(1)	$11	$—	$(2)	$—	$—	$8
Depreciation, depletion, and amortization	76	102	58	11	46	29	322
Income taxes	89	80	31	5	38	17	260
After-tax operating income (ATOI)	215	283	61	13	60	36	668

Third quarter ended September 30, 2006
Sales:
Third-party sales	$733	$1,476	$2,115	$1,146	$1,345	$815	$7,630
Intersegment sales	524	1,467	65	20	—	—	2,076

Total sales	$1,257	$2,943	$2,180	$1,166	$1,345	$815	$9,706

Profit and loss:
Equity (loss) income	$(2)	$16	$—	$—	$1	$—	$15
Depreciation, depletion, and amortization	47	100	57	29	43	30	306
Income taxes	108	140	19	7	35	8	317
ATOI	271	346	48	16	75	24	780

Nine months ended September 30, 2007	Alumina	Primary Metals	Flat- Rolled Products	Extruded and End Products	Engineered Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$2,021	$4,979	$6,928	$2,703	$4,334	$2,401	$23,366
Intersegment sales	1,797	3,931	182	81	—	—	5,991

Total sales	$3,818	$8,910	$7,110	$2,784	$4,334	$2,401	$29,357

Profit and loss:
Equity income	$—	$51	$—	$7	$—	$—	$58
Depreciation, depletion, and amortization	194	299	168	30	129	89	909
Income taxes	291	490	90	45	129	41	1,086
ATOI	751	1,249	216	93	258	92	2,659

Nine months ended September 30, 2006
Sales:
Third-party sales	$2,074	$4,473	$6,170	$3,349	$4,110	$2,398	$22,574
Intersegment sales	1,594	4,684	180	74	—	—	6,532

Total sales	$3,668	$9,157	$6,350	$3,423	$4,110	$2,398	$29,106

Profit and loss:
Equity (loss) income	$(3)	$64	$(1)	$—	$1	$—	$61
Depreciation, depletion, and amortization	136	298	164	87	125	92	902
Income taxes	313	546	70	16	116	22	1,083
ATOI	791	1,280	193	33	258	69	2,624

The following table reconciles total segment ATOI to consolidated net income:

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total segment ATOI	$668	$780	$2,659	$2,624
Unallocated amounts (net of tax):
Impact of LIFO	10	(19)	(33)	(104)
Interest income	10	23	30	44
Interest expense	(98)	(66)	(208)	(189)
Minority interests	(76)	(109)	(301)	(338)
Corporate expense	(101)	(64)	(288)	(235)
Restructuring and other charges	(311)	2	(308)	7
Discontinued operations	(3)	(3)	(15)	(14)
Other	456	(7)	396	94

Consolidated net income	$555	$537	$1,932	$1,889

The following table details segment assets:

	September 30, 2007	December 31, 2006
Alumina	$6,358	$5,250
Primary Metals	11,315	10,530
Flat-Rolled Products	5,446	5,192
Extruded and End Products	2,046	1,178
Engineered Solutions	6,121	5,847

Total segment assets	$31,286	$27,997

N. Acquisitions and Divestitures – On May 7, 2007, Alcoa announced an offer to purchase all of the outstanding common shares of Alcan Inc. (Alcan), for a combination of cash and stock. On July 12, 2007, Alcan’s board of directors agreed to recommend a takeover offer by Rio Tinto plc, and Alcoa effectively withdrew its offer for Alcan due to said agreement. In the third quarter and nine-month period of 2007, Alcoa recorded $19 ($12 after tax) and $45 ($29 after tax), respectively, in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan in Selling, general administrative, and other expenses on the accompanying Condensed Statement of Consolidated Income. In addition, early in the third quarter, Alcoa fully amortized $30 ($19 after tax) in commitment fees that were paid and capitalized in June 2007 and expensed $37 ($24 after tax) in commitment fees that were paid in July 2007. These commitment fees were paid to secure an 18-month $30,000 senior unsecured credit facility, which was to be used to pay for shares of Alcan. The $67 in commitment fees was recorded in Interest expense on the accompanying Condensed Statement of Consolidated Income.

On April 25, 2007, Alcoa announced it was exploring strategic alternatives for the potential disposition of the businesses within the Packaging and Consumer segment (P&C), the Automotive Castings business (AC), and the Electrical and Electronic Solutions business (EES) (formerly the Alcoa Fujikura Limited wire harness business). On September 28, 2007, management completed its review of strategic alternatives and determined that the best course of action is to sell the P&C and AC businesses, and to significantly restructure the EES business in order to improve its returns and profitability.

As a result of this decision, the assets and related liabilities of the P&C and AC businesses have been classified as held for sale for all periods presented on the accompanying Condensed Consolidated Balance Sheet (see Note H for additional information). The results of operations of the P&C and AC businesses will continue to be reflected in the Packaging and Consumer segment and the Engineered Solutions segment, respectively, until their eventual disposition, unless facts and circumstances change. In the third quarter of 2007, Alcoa recorded impairment charges of $215 ($140 after tax) related to the P&C businesses and $68 ($51 after tax) for the AC business to reflect the write-down of the carrying value of the assets of these businesses to their respective estimated fair values. These impairment charges were recorded in Restructuring and other charges on the accompanying Condensed Statement of Consolidated Income. In addition, Alcoa recorded a $464 discrete income tax charge related to goodwill associated with the planned sale of the P&C businesses that is non-deductible for tax purposes. Severance and other exit costs may be incurred subsequent to the third quarter of 2007 as Alcoa negotiates the sale of the P&C and AC businesses with potential buyers. Alcoa has received indicative offers from several potential buyers for the P&C businesses, and plans to complete the transaction by late 2007 or early 2008. Alcoa is also near a definitive agreement to sell its AC business and expects to close the transaction by the end of the year.

The following is a description of the AC business and the four businesses within P&C:

•

Automotive Castings, producers of cast aluminum components including steering knuckles, swing arms and control arms through a Vacuum Riserless Casting/Pressure Riserless Casting (VRC/PRC) process, and has approximately 550 employees in two locations, Fruitport, Michigan and Farsund, Norway. This business generated approximately $150 in sales in 2006;

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

The Packaging and Consumer segment generated sales of approximately $3,200 in 2006 and has approximately 10,000 employees in 22 countries.

The EES business manufactures and designs electrical and electronic systems, wire harnesses and components for the ground transportation industry worldwide. In the third quarter of 2007, Alcoa recorded severance charges of $53 ($36 after tax) related to restructurings at various facilities in North America and Europe associated with the EES business. Alcoa anticipates recognizing an additional $5 or less ($4 after-tax) of costs, such as contract termination costs, retention payments, legal fees and other exit costs, associated with these restructuring actions in future periods. The majority of the severance associated with the North American and European facilities is anticipated to be complete by the end of 2008, and the remaining portions of the plan are expected to be complete no later than the first half of 2009. Also in the third quarter of 2007, Alcoa recorded impairment charges of $133 ($93 after tax) for goodwill and $74 ($60 after tax) for various fixed assets, as the forecasted future earnings and cash flows of the EES business no longer supported the carrying values of such assets. The severance and fixed asset impairment charges were recorded in Restructuring and other charges on the accompanying Condensed Statement of Consolidated Income.

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

O. Investments – Effective June 1, 2007, Alcoa completed the formation of a joint venture with Orkla ASA’s Sapa Group (Sapa) combining Alcoa’s soft alloy extrusion business (excluding three facilities each in the U.S. and Brazil) with Sapa’s Profiles extruded aluminum business. The new joint venture, Sapa AB, is expected to have annual sales of approximately $4,500 and 12,000 employees, and is majority-owned and operated by Sapa. As of September 30, 2007, Alcoa’s ownership percentage in the joint venture was 46% and the carrying value of the investment was approximately $800, which is accounted for as an equity method investment. The equity income from Alcoa’s 46% ownership share is reflected in the Extruded and End Products segment. Prior to June 1, 2007, the assets and liabilities of Alcoa’s soft alloy extrusion business (excluding three facilities in Brazil that Alcoa is retaining) were classified as held for sale. As of September 30, 2007, the net assets of the three U.S. facilities not contributed to the joint venture continue to be classified as held for sale on the accompanying Condensed Consolidated Balance Sheet (see Note H) (In October 2007, Alcoa completed the sale of two of the three U.S. facilities for approximately $15 while the third such U.S. facility has ceased operations). In the second quarter of 2007, in conjunction with the contribution of the soft alloy extrusion business to the joint venture, Alcoa recorded a $65 ($27 after tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006. This adjustment was primarily the result of a higher estimated fair value of the soft alloy extrusion business than what was reflected in the original impairment charge, and was recorded as income in Restructuring and other charges on the accompanying Condensed Statement of Consolidated Income (see Note D). In the third quarter of 2007, Alcoa recorded a $6 ($5 after tax) charge in Restructuring and other charges on the accompanying Condensed Statement of Consolidated Income for various post-closing adjustments related to the formation of the joint venture. The carrying value and ownership percentage of Alcoa’s investment as of September 30, 2007 are subject to further post-closing adjustments based upon certain provisions in the joint venture agreement and the finalization of financial statement audits of the businesses contributed to the joint venture by both partners.

On September 12, 2007, Alcoa sold its investment in Chalco for $1,942 in cash proceeds, net of transaction fees, which is reflected in Sales of investments on the accompanying Condensed Statement of Consolidated Cash Flows. Prior to its sale, the Chalco investment was classified as an available-for-sale security and was carried at fair value, with unrealized gains/losses recorded in other comprehensive income. Alcoa’s original cost basis of its seven percent interest in Chalco was $184 and this transaction resulted in a gain of $1,754 ($1,140 after tax), net of transaction fees and other expenses, which was recorded in Other income, net on the accompanying Condensed Statement of Consolidated Income and is reflected in Gains from investing activities – asset sales on the accompanying Condensed Statement of Consolidated Cash Flows. Alcoa reclassified $1,159 (after tax) in cumulative unrealized holding gains from other comprehensive income to net income (see Note L), as these gains were realized through the sale transaction.

P. Subsequent Event – On October 2, 2007, Alcoa entered into a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,250 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or Euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.24% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces $3,000 in aggregate principal amount of revolving credit facilities maintained by Alcoa under the following credit agreements, which were terminated effective October 2, 2007: (i) $1,000 Five-Year Revolving Credit Agreement dated as of April 22, 2005, (ii) $1,000 Five-Year Revolving Credit Agreement dated as of April 23, 2004, as amended, and (iii) $1,000 Five-Year Revolving Credit Agreement dated as of April 25, 2003, as amended (collectively, the “Former Credit Agreements”).

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreements, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets and (d) limitations on Alcoa’s ability to change the nature of its business.

The obligation of Alcoa to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) Alcoa’s failure to pay the principal of, or interest on, borrowings under the Credit Facility, (b) any representation or warranty of Alcoa in the Credit Agreement proving to be materially false or misleading, (c) Alcoa’s breach of any of its covenants contained in the Credit Agreement, and (d) the bankruptcy or insolvency of Alcoa.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2007, and the related condensed statement of consolidated income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed statement of consolidated cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of Alcoa’s management.

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
October 25, 2007

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

Forward-Looking Statements

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales	$7,387	$7,631	$23,361	$22,539

Income from continuing operations	$558	$540	$1,947	$1,903
Loss from discontinued operations	(3)	(3)	(15)	(14)

Net income	$555	$537	$1,932	$1,889

Earnings per common share:
Diluted – Income from continuing operations	$.64	$.62	$2.22	$2.17
Diluted – Net income	.63	.61	2.20	2.16

Shipments of aluminum products (kmt)	1,328	1,396	4,057	4,146
Shipments of alumina (kmt)	1,937	2,205	5,804	6,336

Alcoa’s average realized price per metric ton of aluminum	$2,734	$2,620	$2,835	$2,628
Average 3-month LME price per metric ton	2,605	2,527	2,717	2,551

Income from continuing operations was $558, or $0.64 per diluted share, in the third quarter of 2007 compared with $540, or $0.62 per share, in the third quarter of 2006. Income from continuing operations in the 2007 third quarter increased $18, or 3%, compared to the corresponding 2006 period primarily due to: higher realized prices; increased demand in the aerospace, packaging, and industrial markets; the gain on the sale of the investment in the Aluminum Corporation of China Limited (Chalco); and a decrease in the charge recorded for LIFO. These positive impacts were mostly offset by continued higher energy, raw materials, and other input costs; net unfavorable foreign currency movements due to a significantly weaker U.S. dollar; asset impairments and restructuring charges associated with the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business, as well as a discrete income tax charge related to the Packaging and Consumer businesses; smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale, Texas; startup costs at the Iceland smelter; transaction costs and interest charges associated with the offer for Alcan Inc. (Alcan); stock-based compensation expense for reloaded options; and the absence of a 2006 favorable legal settlement related to a former Reynolds distribution business.

Income from continuing operations was $1,947, or $2.22 per share, in the 2007 nine-month period compared with $1,903, or $2.17 per share, in the 2006 nine-month period. Income from continuing operations in the 2007 nine-month period increased $44, or 2%, compared to the corresponding 2006 period primarily due to: the positive impacts discussed for the third quarter of 2007 above; a favorable adjustment related to the estimated fair value of the soft alloy extrusion business; the absence of labor contract and strike preparation costs recognized in 2006; and a non-recurring foreign currency gain in Russia; partially offset by the negative impacts discussed for the third quarter of 2007 above; and costs associated with the labor strike in Guinea and the restart of one of Intalco’s smelter lines.

Net income for the 2007 third quarter and nine-month period was $555, or $0.63 per share, and $1,932, or $2.20 per share, respectively, compared with $537, or $0.61 per share, and $1,889, or $2.16 per share, for the corresponding periods of 2006. Net income in 2007 included a loss from discontinued operations of $3 in the third quarter, primarily due to the write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility, and $15 in the nine-month period, primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business and the previously mentioned write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility. Net income in 2006 included a loss from discontinued operations of $3 in the third quarter and $14 in the nine-month period consisting primarily of net operating losses. The loss from discontinued operations in the 2006 nine-month period also included a loss of $3 related to the 2005 fourth quarter sale of the imaging and graphics communications business.

Sales for the third quarter and nine-month period of 2007 decreased $244, or 3%, and increased $822, or 4%, respectively, compared with the corresponding periods in 2006. The decrease in the 2007 third quarter was driven by the absence of revenue of the soft alloy extrusion business, partially offset by higher realized prices, an increase in primary aluminum volume, and higher demand in the aerospace, packaging, and industrial markets. The increase in the nine-month period of 2007 was the result of higher realized prices; an increase in primary aluminum volume; higher demand in the aerospace, packaging, and industrial markets; and a more favorable product mix associated with aerospace; all of which were partially offset by the absence of four months of revenue due to the completion of the soft alloy extrusions joint venture.

Cost of goods sold (COGS) as a percentage of sales was 80.0% in the third quarter of 2007 compared with 78.8% in the third quarter of 2006. COGS as a percentage of sales was 77.5% in the 2007 nine-month period compared to 76.3% in the 2006 nine-month period. The percentage increase in both periods was negatively impacted by continued increases in energy, raw materials, and other input costs, as a result of global cost inflation; unfavorable foreign currency movements due to a significantly weaker U.S. dollar; smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale; repair costs at the Jamalco refinery due to the damage caused by Hurricane Dean; startup costs at the Iceland smelter; and the absence of a 2006 favorable legal settlement related to a former Reynolds distribution business. The decrease in sales also contributed to the percentage increase in the 2007 third quarter while costs associated with the labor strike in Guinea and the restart of one of Intalco’s smelter lines contributed to the higher percentage in the 2007 nine-month period. All of these items were partially offset in both periods by the absence of the soft alloy extrusion business and a decrease in the charge recorded for LIFO. The 2007 nine-month period was also positively impacted by the increase in sales and the absence of labor contract and strike preparation costs that occurred in 2006.

Selling, general administrative, and other expenses (SG&A) increased $39 in the third quarter of 2007 and $54 in the 2007 nine-month period compared with the corresponding periods of 2006. The increase in both periods was primarily due to $19 and $45, respectively, in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan and an increase in stock-based compensation expense as a result of reload features of exercised stock options, partially offset by the absence of expenses related to the soft alloy extrusion business. SG&A as a percentage of sales increased from 4.3% in the third quarter of 2006 to 4.9% in the third quarter of 2007. SG&A as a percentage of sales increased from 4.6% in the 2006 nine-month period to 4.7% in the 2007 nine-month period.

Restructuring and other charges consisted of charges of $444 ($311 after tax and minority interests) and $413 ($308 after tax and minority interests) in the third quarter and nine-month period of 2007, respectively. The net charge in both periods included $357 ($251 after tax) in asset impairments related to the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business; $53 ($36 after tax) in severance charges associated with the Electrical and Electronic Solutions business; and $34 ($24 after tax and minority interests) in net charges, primarily for severance charges and asset impairments of various other facilities. The 2007 nine-month period also includes net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $34 ($24 after tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. All of these amounts were slightly offset in the nine-month period of 2007 by a $65 ($27 after tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007. Restructuring and other charges consisted of income of $3 ($2 after tax and minority interests) and $11 ($7 after tax and minority interests) in the third quarter and nine-month period of 2006, respectively, primarily resulting from adjustments to prior year severance and other exit cost reserves due to changes in facts and circumstances.

As of September 30, 2007, approximately 3,100 of the 6,200 employees associated with the 2006 restructuring program have been terminated. Also, the terminations associated with the 2005 restructuring program are essentially complete.

In the 2007 nine-month period, cash payments of $72 and $18 were made against total reserves related to the 2006 and 2005 restructuring programs, respectively. The remaining reserves are expected to be paid in cash through 2007, with the exception of approximately $50 to $55, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Alumina	$—	$—	$1	$—
Primary Metals	1	1	1	1
Flat-Rolled Products	(17)	2	(37)	7
Extruded and End Products	(13)	(1)	50	(3)
Engineered Solutions	(195)	—	(203)	2
Packaging and Consumer	(215)	1	(220)	3

Segment total	(439)	3	(408)	10
Corporate	(5)	—	(5)	1

Total restructuring and other charges	$(444)	$3	$(413)	$11

Interest expense increased $50, or 50%, in the third quarter of 2007, and $29, or 10%, in the 2007 nine-month period as compared with the corresponding periods in 2006. The increase in both periods was primarily due to the amortization of $30 in commitment fees paid and capitalized in June 2007 and an expense of $37 for additional commitment fees paid in July 2007, both of which were paid to secure an 18-month $30,000 senior unsecured credit facility to be used to pay for shares of Alcan; and a higher weighted-average effective interest rate, principally due to significantly lower average levels of commercial paper in the debt portfolio; partially offset by an increase in the amount of interest capitalized related to ongoing construction projects. The 2007 nine-month period was also negatively impacted by higher average debt levels, mainly due to the new debt issued in January 2007.

Other income, net increased by $1,683 and $1,691 in the 2007 third quarter and nine-month period, respectively, compared with the corresponding periods of 2006. The increase in the third quarter of 2007 was principally due to the sale of Alcoa’s investment in Chalco, which resulted in a gain of $1,754, net of transaction fees and other expenses, and a dividend received from Chalco that did not occur in the third quarter of 2006, slightly offset by unfavorable foreign currency movements and the absence of interest income associated with interest earned on a 2006 Brazilian court settlement. The improvement in the 2007 nine-month period was primarily due to the gain on the sale of Chalco and a non-recurring foreign currency gain in Russia, slightly offset by a decrease in the amount of dividends received from Chalco between periods, the absence of the previously mentioned 2006 interest income, and unfavorable foreign currency movements.

The effective tax rate for the third quarter of 2007 and 2006 was 63.0% and 24.7%, respectively. The rate for the third quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to a discrete income tax charge of $464 related to goodwill that is non-deductible for tax purposes associated with the planned sale of the Packaging and Consumer businesses. The rate for the third quarter of 2006 differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income and a discrete tax benefit of $18 related to the cumulative correction of Alcoa’s deferred tax assets attributable to an international location.

The effective tax rate for the 2007 and 2006 nine-month periods was 44.0% and 27.2%, respectively. The rate for the 2007 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to the aforementioned $464 discrete income tax charge, partially offset by foreign income being taxed in lower rate jurisdictions. The rate for the 2006 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

Minority interests’ share of income from continuing operations for the 2007 third quarter and nine-month period decreased $33, or 30%, and $37, or 11%, respectively, compared with the same periods in 2006. The decline in both periods was principally due to lower earnings at Alcoa World Alumina and Chemicals driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar and increased energy costs.

Segment Information

I. Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Alumina production (kmt)	3,775	3,890	11,229	11,338
Third-party alumina shipments (kmt)	1,937	2,205	5,804	6,336

Third-party sales	$664	$733	$2,021	$2,074
Intersegment sales	631	524	1,797	1,594

Total sales	$1,295	$1,257	$3,818	$3,668

After-tax operating income (ATOI)	$215	$271	$751	$791

Third-party sales for the Alumina segment decreased 9% in the third quarter of 2007 and 3% in the 2007 nine-month period compared with the corresponding periods of 2006. The decrease in the 2007 third quarter was primarily due to a 12% decrease in volume, partially offset by a 4% increase in realized prices driven by higher LME prices. In the nine-month period of 2007, the decline was principally due to an 8% decrease in volume, mostly offset by a 9% increase in realized prices driven by higher LME prices. Intersegment sales increased 20% and 13% in the 2007 third quarter and nine-month period, respectively, compared with the corresponding periods of 2006 primarily due to an increase in realized prices and higher volumes.

ATOI for this segment declined 21% in the third quarter of 2007 compared with the same period in 2006 primarily due to unfavorable foreign currency exchange movements due to a strong Australian dollar, continued higher energy costs, and an increase in depreciation related to assets of the Pinjarra, Australia efficiency upgrade and the Early Works Program in Jamaica that were not in service in the prior quarter, partially offset by higher realized prices. ATOI decreased 5% in the 2007 nine-month period compared with the corresponding 2006 period principally due to the same unfavorable impacts that affected the third quarter of 2007, mostly offset by higher realized prices.

In the fourth quarter of 2007, an increase in production is expected and continued energy cost pressures are anticipated.

II. Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Aluminum production (kmt)	934	895	2,734	2,644
Third-party aluminum shipments (kmt)	584	535	1,667	1,531

Alcoa’s average realized price per metric ton of aluminum	$2,734	$2,620	$2,835	$2,628

Third-party sales	$1,600	$1,476	$4,979	$4,473
Intersegment sales	1,171	1,467	3,931	4,684

Total sales	$2,771	$2,943	$8,910	$9,157

ATOI	$283	$346	$1,249	$1,280

Third-party sales for the Primary Metals segment increased 8% in the third quarter of 2007 and 11% in the 2007 nine-month period compared with the corresponding 2006 periods. The increase in both periods was primarily due to an increase in realized prices driven by higher LME prices and improved volumes, mainly due to shipments made in 2007 to the newly formed soft alloy extrusions joint venture, which is majority-owned and operated by a third party; prior to June 2007, shipments to the Extruded and End Products segment’s soft alloy extrusion business were included in intersegment sales. Third-party shipments increased 9% in both the third quarter and nine-month period of 2007 compared with the corresponding 2006 periods primarily due to the shipments made to the soft alloy extrusions joint venture, as well as the Intalco smelter’s completed restart of one potline in the second quarter of 2007. Intersegment sales decreased 20% and 16% in the third quarter and the nine-month period of 2007, respectively, compared with the corresponding periods of 2006 primarily as the result of the absence of shipments to the soft alloy extrusion business that occurred in 2006 and production curtailments associated with the Tennessee and Rockdale smelters that occurred in the second quarter of 2007, partially offset by an increase in realized prices.

ATOI for this segment decreased 18% and 2% in the third quarter and nine-month period of 2007, respectively, compared with the corresponding 2006 periods. The decline of 18% was primarily due to unfavorable foreign currency impacts related to the strong Australian dollar, Euro, and Brazilian real; costs associated with the Rockdale and Tennessee smelter curtailments; continued increases in raw material costs; and Iceland smelter start-up costs; partially offset by higher third-party volumes and realized prices. The decrease in the 2007 nine-month period was primarily due to the same unfavorable impacts that affected the third quarter of 2007, mostly offset by higher third-party volumes and realized prices.

Alcoa has 456,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,209,000 mtpy. Idle capacity did not change in the third quarter of 2007 as compared to the second quarter of 2007.

In the fourth quarter of 2007, costs should decline as the Tennessee and Rockdale smelters are expected to be completely online by the end of 2007. In addition, it is anticipated that start-up costs at the Iceland smelter, which is expected to reach full production capacity during the first quarter of 2008, will be approximately $29 (after tax).

III. Flat-Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	602	568	1,753	1,709

Third-party sales	$2,309	$2,115	$6,928	$6,170
Intersegment sales	59	65	182	180

Total sales	$2,368	$2,180	$7,110	$6,350

ATOI	$61	$48	$216	$193

Third-party sales for the Flat-Rolled Products segment increased 9% in the third quarter of 2007 and 12% in the 2007 nine-month period compared with the corresponding periods of 2006. The increase in both periods was primarily due to favorable pricing, higher volumes in packaging and industrial products markets, favorable product mix associated with aerospace and foreign currency exchange movements in Europe. These increases were somewhat offset by a loss of sales associated with the shutdown of the Swansea, U.K. can sheet facility in the first quarter of 2007, and lower volumes in automotive, commercial transportation and distribution markets.

ATOI for this segment increased 27% and 12% in the third quarter and nine-month period of 2007, respectively, compared with the corresponding periods in 2006. The increase in both periods was primarily due to favorable pricing and product mix, the increase in volumes noted above, and productivity gains, partially offset by higher direct materials and other cost inflation, and higher costs in Russia and China.

In the fourth quarter of 2007, Alcoa anticipates the continued short-term impact of distributor de-stocking of inventories, as well as seasonal weakness in the North American and European distribution markets.

IV. Extruded and End Products

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	78	220	437	674

Third-party sales	$563	$1,146	$2,703	$3,349
Intersegment sales	13	20	81	74

Total sales	$576	$1,166	$2,784	$3,423

ATOI	$13	$16	$93	$33

Third-party sales for the Extruded and End Products segment decreased 51% in the third quarter of 2007 and 19% in the 2007 nine-month period compared with the corresponding 2006 periods. The decrease in both periods was primarily due to the absence of revenues, which averaged approximately $200 per month, associated with the contribution of the soft alloy extrusion business to a joint venture effective June 1, 2007. This was also the cause of the significant decline in third-party shipments. These declines were somewhat offset by higher volumes, prices and favorable foreign currency exchange movements in the building and construction business.

ATOI for this segment decreased 19% in the third quarter of 2007 and increased 182% in the 2007 nine-month period compared with the corresponding periods of 2006. The decline in the third quarter of 2007 was primarily due to softening in the U.S. and European markets for soft alloy extrusions in 2007, combined with stronger market demand for soft alloy extrusions experienced in 2006. In the 2007 nine-month period, the increase was primarily due to the absence of depreciation on assets held for sale prior to the formation of the soft alloy extrusions joint venture, a gain on the sale of a building and higher volumes in the building and construction business, and favorable product mix in hard alloy extrusions.

In the fourth quarter of 2007, hard alloy extrusions and building and construction are expected to remain strong.

V. Engineered Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	27	34	88	109

Third-party sales	$1,407	$1,345	$4,334	$4,110

ATOI	$60	$75	$258	$258

Third-party sales for the Engineered Solutions segment increased 5% in both the third quarter and nine-month period of 2007 compared with the 2006 corresponding periods. The increase in both periods was primarily due to share gains in all target markets, the impact of escalating material prices, which are passed on to certain customers, and continued robust demand in the aerospace and industrial gas turbine markets. These positive impacts were partially offset by weakness in North American light vehicle production, which has dipped to its lowest seasonally adjusted rate in almost a decade, and a continued decrease in commercial vehicle Class 8 truck builds in North America which were down 54% and 42% in the 2007 third quarter and nine-month period, respectively.

ATOI for this segment decreased 20% in the third quarter of 2007 and was flat in the 2007 nine-month period compared with the corresponding 2006 periods. The decrease in the third quarter was primarily due to the decline in the North American automotive markets, a tax rate change in Germany, and write-offs associated with the restructuring action and pricing reductions in the Electrical and Electronic Solutions business, all of which was partially offset by productivity improvements in the fasteners business. In the 2007 nine-month period, productivity improvements in the fasteners business were offset by the previously mentioned tax rate change and write-offs, higher costs for raw materials and the decline in the North American automotive markets.

In the fourth quarter of 2007, the downturn in the North American commercial vehicle Class 8 truck builds is expected to be more pronounced. On the other hand, positive impacts are anticipated from restructuring activities associated with the Electrical and Electronic Solutions business.

VI. Packaging and Consumer

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Third-party aluminum shipments (kmt)	37	39	112	123

Third-party sales	$828	$815	$2,401	$2,398

ATOI	$36	$24	$92	$69

Third-party sales for the Packaging and Consumer segment increased 2% in the third quarter of 2007 and were flat in the 2007 nine-month period compared with the corresponding 2006 periods. The increase in the third quarter of 2007 was primarily due to increases in volume and favorable mix, partially offset by a decline in prices. In the 2007 nine-month period, favorable mix was offset by a decline in volume and prices.

ATOI for this segment increased 50% and 33% in the third quarter and nine-month period of 2007, respectively, compared with the corresponding periods in 2006. The increase in both periods was primarily due to productivity improvements among all businesses and improved mix, partially offset by increased costs. Higher volumes also contributed to the increase in the 2007 third quarter while volumes declined in the 2007 nine-month period.

In the fourth quarter of 2007, continued productivity improvements are anticipated and a normal seasonal upturn is expected in the consumer products business, while a normal seasonal decrease is expected in the closures business. Also, depreciation expense will no longer be recorded on the assets of the Packaging and Consumer businesses, as such assets were reflected as held for sale and were written down to their current estimated fair value in the third quarter of 2007 due to management’s recently announced decision to sell these businesses.

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

The following table reconciles total segment ATOI to consolidated net income:

	Third quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total segment ATOI	$668	$780	$2,659	$2,624
Unallocated amounts (net of tax):
Impact of LIFO	10	(19)	(33)	(104)
Interest income	10	23	30	44
Interest expense	(98)	(66)	(208)	(189)
Minority interests	(76)	(109)	(301)	(338)
Corporate expense	(101)	(64)	(288)	(235)
Restructuring and other charges	(311)	2	(308)	7
Discontinued operations	(3)	(3)	(15)	(14)
Other	456	(7)	396	94

Consolidated net income	$555	$537	$1,932	$1,889

The significant changes in the reconciling items between total segment ATOI and consolidated net income for the 2007 third quarter and nine-month period compared with the corresponding periods of 2006 (unless otherwise noted) consisted of:

•	a decrease in the Impact of LIFO due to lower metal prices;

•	a decrease in Interest income, primarily due to the absence of interest earned on a 2006 Brazilian court settlement;

•	an increase in Interest expense, principally due to $43 in credit facility commitment fees related to the Alcan offer, partially offset by an increase in capitalized interest;

•

a decrease in Minority interests primarily due to lower earnings at Alcoa World Alumina and Chemicals driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar and increased energy costs;

•

an increase in Corporate expense, mostly due to $12 and $29 in transaction costs related to the offer for Alcan in the 2007 third quarter and nine-month period, respectively, and an increase in stock-based compensation expense as a result of reload features of exercised stock options;

•

an increase in Restructuring and other charges, mostly due to asset impairment charges of $140 and $51 related to the Packaging and Consumer businesses and the Automotive Castings business, respectively, and asset impairment charges of $60 and severance charges of $36 associated with the Electrical and Electronic Solutions business; in the 2007 nine-month period, the increase was also partially due to accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the restructuring program initiated in the fourth quarter of 2006; a $27 favorable adjustment to the estimated fair value of the soft alloy extrusion business slightly offset all of these charges in the nine-month period of 2007; and

•

an increase in Other, principally due to a $1,140 gain on the sale of the Chalco investment, partially offset by a $464 discrete income tax charge related to goodwill that is non-deductible for tax purposes associated with the planned sale of the Packaging and Consumer businesses, a $93 goodwill impairment charge related to the restructuring actions of the Electrical and Electronic Solutions business; and an increase in income taxes in order to reconcile the estimated tax rates used in the segments with Alcoa’s effective tax rate.

Segment Assets

The following table details segment assets:

	September 30, 2007	December 31, 2006
Alumina	$6,358	$5,250
Primary Metals	11,315	10,530
Flat-Rolled Products	5,446	5,192
Extruded and End Products	2,046	1,178
Engineered Solutions	6,121	5,847

Total segment assets*	$31,286	$27,997

*	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets for the Alumina and Primary Metals segments in the 2007 nine-month period was primarily due to capital spending, most of which was on growth projects, including the Sao Luis and Jamalco refinery expansions; the development of the Juruti bauxite mine; and the construction of the smelter in Iceland and the anode facility in Norway. The increase in segment assets for the Extruded and End Products segment in the 2007 nine-month period was the result of Alcoa’s equity investment in the soft alloy extrusions joint venture on June 1, 2007. Prior to the formation of the joint venture, the assets of Alcoa’s soft alloy extrusions business were classified as held for sale, and, therefore, were reflected in Corporate instead of the Extruded and End Products segment.

Statement of Financial Position

Comprehensive income was $201 in the third quarter of 2007, and consisted of $555 in net income; a $305 unrealized gain on available-for-sale securities, primarily related to the Chalco investment prior to the sale of this investment; a $1,160 reclassification adjustment due to the realization of $1,159 in cumulative unrealized holding gains as a result of the sale of Chalco; $459 in foreign currency translation adjustments, primarily due to a stronger Australian dollar, Brazilian real, and Euro against the U.S. dollar; a $55 reduction in unrecognized losses and prior service cost related to pension and postretirement benefit plans, principally due to scheduled amortization and expense recognition of these items; and net unrecognized losses on derivatives of $13, primarily related to the decline in the fair value of aluminum cash flow hedges.

Comprehensive income was $2,444 in the 2007 nine-month period, and consisted of $1,932 in net income; a $748 unrealized gain on available-for-sale securities, primarily related to the Chalco investment prior to the sale of this investment; a $1,160 reclassification adjustment due to the realization of $1,159 in cumulative unrealized holding gains as a result of the sale of Chalco; $860 in foreign currency translation adjustments, principally due to a stronger Australian dollar, Brazilian real, and Euro against the U.S. dollar; a $132 reduction in unrecognized losses and prior service cost related to pension and postretirement benefit plans, primarily due to scheduled amortization and expense recognition of these items; and net unrecognized losses on derivatives of $68, principally due to the decrease in the fair value of aluminum cash flow hedges, partially offset by an increase in the fair value of energy-related hedges.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $2,468 in the 2007 nine-month period compared with cash provided from operations of $1,234 in the same period of 2006. The improvement of $1,234 is principally due to a $1,699 positive change associated with working capital, primarily due to improvements in receivables, inventories, and accounts payable and accrued expenses; $93 in cash received related to a long-term aluminum supply contract; and higher net income of $43; partially offset by a significant increase in non-cash adjustments related to the sale of the Chalco investment; the asset impairments, including goodwill, and severance charges associated with the Packaging and Consumer businesses, the Electrical and Electronics business, and the Automotive Castings business; and the discrete income tax charge for goodwill of the Packaging and Consumer businesses that is non-deductible for tax purposes.

Financing Activities

Cash used for financing activities was $979 in the 2007 nine-month period, a decline of $1,592 compared with cash provided from financing activities of $613 in the corresponding period of 2006. The decrease was primarily due to a $2,397 change in commercial paper, mostly due to the repayment of commercial paper with the majority of the proceeds from the issuance of new long-term debt in 2007 and a reduction in the need to fund capital expenditures with commercial paper between periods; a $1,258 increase in the repurchase of common stock due to a significant increase in the number of shares repurchased and a higher average market price paid for such repurchases; an $816 increase in payments of long-term debt, primarily related to Alcoa’s purchase in the 2007 first quarter of $333 of its outstanding 4.25% Notes due August 2007 and the repayment of the remaining $459 of outstanding 4.25% Notes in August 2007; $126 in payments for debt issuance costs, including a commitment fee of $30 paid to secure a credit facility related to the offer for Alcan; and a $55 increase in dividends paid to shareholders as a result of the two cents per share quarterly increase approved in January 2007. These cash outflows were partially offset by a $2,029 increase in additions to long-term debt, principally due to proceeds received of $1,994 (net of $6 in original issue discounts) from the issuance of new 5.55% Notes due 2017, 5.9% Notes due 2027, and 5.95% Notes due 2037; a $678 increase in cash received for the exercise of stock options; and a $305 increase in minority interest contributions received from Elkem ASA, related to the smelter in Mosjoen, Norway, and Alumina Limited, related to their share of capital spending at the Sao Luis and Juruti, Brazil facilities.

On October 2, 2007, Alcoa entered into a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,250 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or Euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.24% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces $3,000 in aggregate principal amount of revolving credit facilities maintained by Alcoa under the following credit agreements, which were terminated effective October 2, 2007: (i) $1,000 Five-Year Revolving Credit Agreement dated as of April 22, 2005, (ii) $1,000 Five-Year Revolving Credit Agreement dated as of April 23, 2004, as amended, and (iii) $1,000 Five-Year Revolving Credit Agreement dated as of April 25, 2003, as amended (collectively, the “Former Credit Agreements”).

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreements, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets and (d) limitations on Alcoa’s ability to change the nature of its business.

The obligation of Alcoa to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) Alcoa’s failure to pay the principal of, or interest on, borrowings under the Credit Facility, (b) any representation or warranty of Alcoa in the Credit Agreement proving to be materially false or misleading, (c) Alcoa’s breach of any of its covenants contained in the Credit Agreement, and (d) the bankruptcy or insolvency of Alcoa.

Investing Activities

Cash used for investing activities was $706 in the 2007 nine-month period compared with $2,072 in the 2006 nine-month period. The decrease in cash used of $1,366 was mostly due to a $1,974 increase in sales of investments, principally related to the $1,942 in proceeds received from the sale of the Chalco investment, partially offset by a $557 increase in capital expenditures, primarily related to higher spending on certain growth projects, including the Sao Luis refinery expansion; the development of the Juruti bauxite mine; and projects at various facilities in Russia, Hungary, and Bohai; all of which were partially offset by a decrease in capital expenditures related to the Pinjarra, Australia refinery upgrade and the Early Works Program in Jamaica, as these two projects were completed in 2006.

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

Alcoa has $23 of unrecognized tax benefits, all of which, if recorded, would change the 2007 annual effective tax rate by less than one percent. The company’s results of operations were not materially impacted during the nine-month period ended September 30, 2007 from changes in its unrecognized tax benefits, nor does the company anticipate such an impact during the fourth quarter of 2007.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the provision for income taxes on the accompanying Condensed Statement of Consolidated Income. The amount of interest and penalties accrued at the date of adoption is approximately $5.

Alcoa and its subsidiaries file income tax returns in the U.S., various states and foreign jurisdictions. With few exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2001. All U.S. tax years prior to 2006 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years ranging from 2001 to 2005.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include approximately 32 owned or operating facilities and adjoining properties, approximately 33 previously owned or operating facilities and adjoining properties, and approximately 66 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Alcoa’s remediation reserve balance was $293 and $332 at September 30, 2007 and December 31, 2006 (of which $54 and $49 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2007 nine-month period, the remediation reserve was decreased by $17 consisting of a $15 adjustment for the liabilities associated with a previously owned smelter site and a $5 adjustment for liabilities at the Russian rolling mills and extrusion plants, both of which were slightly offset by a net increase of $3 in liabilities associated with various locations. The $15 and $5 adjustments, which were recorded as a credit to Cost of goods sold on the accompanying Condensed Statement of Consolidated Income, were made after further investigations were completed whereby Alcoa was able to obtain additional information about the environmental condition and the associated liabilities related to these sites. Payments related to remediation expenses applied against the reserve were $22 in the 2007 nine-month period. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures contracts, totaling approximately 849 kmt at September 30, 2007, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2007 to 2009.

Alcoa has also entered into futures and option contracts, totaling approximately 652 kmt at September 30, 2007, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2007 to 2011.

Alcoa has also entered into futures contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 190 kmt at September 30, 2007. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pre-tax earnings impact from aluminum derivative and hedging activities were losses of approximately $26 and $13 in the 2007 third quarter and nine-month period, respectively.

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

Currencies – Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2008.

Fair values – The following table shows the fair values of outstanding derivative contracts at September 30, 2007:

Fair value (loss)/gain
Aluminum	$(811)
Interest rates	(54)
Other commodities, principally energy related	(55)
Currencies	70

Aluminum consists primarily of losses on hedge contracts, embedded derivatives in power contracts in Iceland and Brazil, and Alcoa’s share of losses on hedge contracts of Norwegian smelters that are accounted for under the equity method.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Alcoa’s internal control over financial reporting during the nine-month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Quebec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitee, Societe Canadienne de Metaux Reynolds Limitee and Canadian British Aluminum in the Superior Court of Quebec in the District of Baie Comeau. The case is styled Regroupment Des Citoyens Du Quartier St. Georges Inc., plaintiff; and Lavoie, Dany, Designated Person v. Alcoa Canada Ltd. et al. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. Plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. A hearing on plaintiff’s motion for class certification was held on April 24-26, 2007. On May 23, 2007, the court issued its ruling which granted the motion in part and authorized a class action to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. On September 13, 2007, the plaintiff filed its claim against the original defendants, which the court had authorized in May. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss. The company intends to defend this action vigorously.

As previously reported, in the 2006 second quarter, Alcoa Aluminio S.A. (Alcoa Aluminio) received a Notice of Violation and Fine from Brazil’s Federal Revenue Department seeking payment of an isolated fine for alleged non-anticipation of payment of annual Corporate Income (CI) and Social Contribution Taxes (SCT), calculated under the presumed monthly taxable income mechanism. The claim is based on Alcoa Aluminio not qualifying for the alternative method of anticipation of payment of CI and SCT used by the company, consisting of calculating such anticipations based on the actual taxable income mechanism, in accordance with applicable legislation. The claim seeks payment of Brazilian Real $669 million (equivalent to approximately US$304 million in the 2006 second quarter; as of September 30, 2007, this amount has increased to approximately Brazilian Real $765 million, or US$415 million, due to accrued interest, which is based on Brazil’s central bank’s benchmark lending rate known as the Selic rate, on the original claim amount) and encompasses fiscal years from 2000 to 2005. Alcoa Aluminio believes that the claim is without merit and will present its defenses at all appropriate levels – administrative or judicial – of the Brazilian legal system. On September 4, 2006, a favorable first administrative level decision was rendered finding the claim against Alcoa Aluminio to be without merit. On September 12, 2007, a favorable second administrative level decision was rendered finding the claim against Alcoa Aluminio to be without merit. The Federal Revenue Department may appeal to the third and final administrative level.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1—January 31, 2007	15,980	$30.56	—	87,000,000
February 1—February 28, 2007	2,031,109	$34.65	2,000,000	85,000,000
March 1—March 31, 2007	553,153	$33.81	550,000	84,450,000

Total for quarter ended March 31, 2007	2,600,242	$34.45	2,550,000	84,450,000

April 1—April 30, 2007	1,078,200	$34.92	1,050,000	83,400,000
May 1—May 31, 2007	506,405	$37.85	200,000	83,200,000
June 1—June 30, 2007	3,161,804	$40.54	2,996,146	80,203,854

Total for quarter ended June 30, 2007	4,746,409	$38.97	4,246,146	80,203,854

July 1—July 31, 2007	5,095,727	$43.81	3,800,000	76,403,854
August 1—August 31, 2007	25,400,000	$35.57	25,400,000	51,003,854
September 1—September 30, 2007	6,498,828	$35.24	6,487,254	44,516,600

Total for quarter ended September 30, 2007	36,994,555	$36.57	35,687,254	44,516,600

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. This new program supersedes the share repurchase program that was approved by Alcoa’s Board of Directors and publicly announced on January 19, 2007. That program authorized the repurchase of up to 87 million shares of Alcoa common stock of which almost 43 million shares had been repurchased through September 30, 2007. The shares repurchased through September 30, 2007 under the January 19, 2007 program count against the shares authorized for repurchase under the new program.

Item 5. Other Information.

Termination of Term Credit Facility

As reported in Alcoa’s Current Report on Form 8-K dated July 12, 2007, and as discussed in Note N under Part I, Item 1 of this report, on July 12, 2007, Alcoa withdrew its offer to purchase Alcan Inc. Effective September 7, 2007, Alcoa terminated the $30 billion senior unsecured term credit facility entered into on July 10, 2007, to finance the acquisition of Alcan. The information set forth under “Item 1.01. Entry into a Material Definitive Agreement” of Alcoa’s Current Report on Form 8-K dated July 10, 2007, is incorporated herein by reference.

Procedures for Shareholder Recommendations for Directors

The procedures by which shareholders may recommend nominees to Alcoa’s board of directors were summarized in Alcoa’s Notice of Annual Meeting and Proxy Statement dated February 26, 2007 (the “2007 Proxy Statement”) under the captions “Nominating Candidates for Election to the Board – Shareholder Recommendations for Directors,” “– Shareholder Nominations from the Floor of the Annual Meeting,” and “– Minimum Qualifications for Director Nominees and Board Member Attributes.” No

material changes have been made to those procedures as summarized in the 2007 Proxy Statement except that the following additional requirements apply under Alcoa’s By-laws as amended effective September 14, 2007:

(1) Eligibility Requirements for Nominee Candidates. Alcoa’s By-laws (Article II, Section 4(D)) provide that to be eligible to be a nominee for election as a director of Alcoa, a person must deliver (in accordance with the time periods described below) to Alcoa’s Corporate Secretary the following information:

•

A written questionnaire with respect to the background and qualification of such person and any other person or entity that such person may represent (which questionnaire will be provided by Alcoa’s Corporate Secretary); and

•	A written representation and agreement (in the form provided by Alcoa’s Corporate Secretary) that such person:

•	has no agreement or understanding with any person or entity as to how such person will act or vote on any issue or question as a director;

•

is not a party to any agreement or understanding with any person or entity other than Alcoa with respect to compensation, reimbursement or indemnification in connection with service or action as a director;

•	will comply with Alcoa’s director stock ownership guidelines; and

•

in such person’s individual capacity and on behalf of any person or entity for whom such person may be a representative, has complied and will comply with all applicable corporate governance, conflicts, confidentiality and stock ownership and trading policies of Alcoa.

Such written questionnaire, representation and agreement must be delivered to: Alcoa Inc., Corporate Secretary, 390 Park Avenue, New York, NY 10022-4608. The deadline for receipt is: (i) for an annual shareholders’ meeting, not later than 90 days before the anniversary date of the immediately preceding annual meeting; and (ii) for a special shareholders’ meeting called by Alcoa at which directors are to be elected pursuant to Alcoa’s notice of meeting, not later than the close of business on the later of the 90th day before such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.

In addition, Alcoa’s By-laws provide that a person will not be eligible to be a nominee for election as a director unless that person meets the requirements for service as a director prescribed in Alcoa’s Corporate Governance Guidelines. A copy of Alcoa’s Corporate Governance Guidelines is available on Alcoa’s website at http://www.alcoa.com under “About Alcoa – Corporate Governance.”

(2) Shareholder Nominations at Special Shareholders’ Meetings Called by Alcoa for the Purpose of Electing Directors. Alcoa’s By-laws (Article II, Section 4(B)) provide that if Alcoa calls a special meeting of shareholders for the purpose of electing one or more directors to the board of directors, any shareholder who is a shareholder of record at the time of giving the notice described below, who is entitled to vote at the meeting and who complies with certain prescribed procedures, may nominate a person or persons (as the case may be) for election to such position(s) as specified in Alcoa’s notice of that special meeting, provided that Alcoa’s board of directors has determined that directors shall be elected at such meeting. The shareholder must deliver to Alcoa’s Corporate Secretary written notice of the shareholder’s intent to make such a nomination or nominations not later than the close of business on the later of the 90th day before such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting, The notice must contain the same information as prescribed by Alcoa’s Articles for a notice of nomination for the election of a director at an annual meeting as summarized in the 2007 Proxy Statement under the caption “Shareholder Nominations from the Floor of the Annual Meeting.” In addition, the person being nominated must comply with the requirements for nominee candidates in Alcoa’s By-laws as described above under “(1) Eligibility Requirements for Nominee Candidates.”

The foregoing summary of the changes to the procedures for shareholder recommendations of directors is qualified in its entirety by reference to the full text of the amended By-laws, which are filed herewith as Exhibit 3 and incorporated herein by reference.

Item 6. Exhibits.

3.	By-laws of Alcoa Inc., as amended, incorporated by reference to exhibit 3 to Alcoa’s Current Report on Form 8-K dated September 20, 2007

10(a).	Five-Year Revolving Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to Alcoa’s Current Report on Form 8-K dated October 5, 2007

10(b).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 25, 2007	By /s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 25, 2007	By /s/ JOSEPH R. LUCOT
Date	Joseph R. Lucot
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.	By-laws of Alcoa Inc., as amended, incorporated by reference to exhibit 3 to Alcoa’s Current Report on Form 8-K dated September 20, 2007

10(a).	Five-Year Revolving Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to Alcoa’s Current Report on Form 8-K dated October 5, 2007

10(b).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002