Form 10-K
period 2007-12-31
ALCOA INC
filed 2008-02-15
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York 10022-4608
(Address of principal executive offices) (Zip code)

Registrant’s telephone numbers:

Investor Relations------------- (212) 836-2674

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer [✓] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No ✓.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $35 billion. As of February 12, 2008, there were 814,370,863 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant’s 2007 Annual Report to Shareholders (Annual Report). Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Annual Report and Proxy Statement. Unless otherwise provided herein, any reference in this report to disclosures in the Annual Report or Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

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

PART I

Item 1.    Business.

Description of the Business

Information describing Alcoa’s businesses can be found in the Annual Report at the indicated pages:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview—Results of Operations (Earnings Summary)	25
Notes to Consolidated Financial Statements
Note B. Discontinued Operations and Assets Held for Sale	54
Note D. Restructuring and Other Charges	55
Note F. Acquisitions and Divestitures	58
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	30	*
Primary Metals	31	*
Flat-Rolled Products	32	*
Extruded and End Products	32	*
Engineered Solutions	33	*
Packaging and Consumer	33	*
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	66

*	Excluding captions, charts, diagrams and related notes.

Overview

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent approximately three-fourths of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings, industrial fasteners, consumer products, food service and flexible packaging products, plastic closures, and electrical distribution systems for cars and trucks. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, consumer products, building and construction, and industrial applications.

Alcoa is a global company operating in 44 countries. Based upon the country where the point of sale occurred, North America and Europe generated 57% and 25%, respectively, of Alcoa’s sales. In addition, Alcoa has investments and activities in Australia, Brazil, China, Iceland, Jamaica, Guinea, and Russia, all of which present opportunities for substantial growth. Governmental policies and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of six worldwide segments: Alumina, Primary Metals, Flat-Rolled Products, Extruded and End Products, Engineered Solutions, and Packaging and Consumer.

The Alumina segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and Alumina Limited owns 40% of these individual entities. For more information on AWAC, see Exhibit Nos. 10 (a) through 10(f)(1) to this report.

Recent Developments

In October 2007, Alcoa announced that it had reviewed strategic alternatives related to its Electrical and Electronic Solutions business (formerly the Alcoa Fujikura Limited wire harness business) and approved a targeted restructuring plan to improve future returns and profitability.

In November 2007, Alcoa completed the sale of its automotive castings business to Compass Automotive Group, LLC, a portfolio company of Monomoy Capital Partners, L.P. The Alcoa business had 2006 revenues of approximately $150 million and employed approximately 530 employees in two operating locations: Fruitport, MI and Farsund, Norway. Alcoa will continue to operate its other automotive businesses globally, including its facility in Soest, Germany.

In December 2007, Alcoa agreed to sell its packaging and consumer businesses to New Zealand’s Rank Group Limited for $2.7 billion in cash. The transaction is expected to be completed by the end of the first quarter 2008. Alcoa’s packaging and consumer businesses include Closure Systems International, Consumer Products, Flexible Packaging and Reynolds Food Packaging. These businesses generated approximately $3.3 billion in revenues in 2007 and employed approximately 9,300 employees in 22 countries around the world. Alcoa will continue to operate its flat-rolled can sheet products business serving the packaging market.

On February 1, 2008, Alcoa announced that the company joined with the Aluminum Corporation of China to acquire 12% of the U.K. common stock of Rio Tinto plc (RTP) for approximately $14 billion. Of this amount, Alcoa contributed $1.2 billion on February 6, 2008. The investment was made through a special purpose vehicle called Shining Prospect Pte. Ltd. (SPPL), which is a private limited liability company, created for the purpose of acquiring the RTP shares. The RTP shares were purchased on the open market through an investment broker.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from resources held by AWAC, from the company’s interests in the countries listed in the chart below, and under both long-term and short-term contracts and mining leases. In 2007, Alcoa consumed 34.8 million metric tons (mt) of bauxite from its own resources, 5.9 million mt from related third parties and 3.5 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active Bauxite Interests1

Country	Project	Owners’ Mining Rights (% Entitlement )	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045
Brazil	Poços de Caldas	Alcoa Aluminio S.A. (Aluminio) (100%)	2020[3]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[4] (100%)	2046[3]
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[5] (100%)	2038[6]
Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[7] (55%) Clarendon Alumina Production Ltd.[8] (45%)	2042
Suriname	Caramacca	BHP Billiton (45%) Suriname Aluminum Company, L.L.C. (Suralco)[7] (55%)	2012[9]
	Coermotibo	BHP Billiton (45%) Suralco (55%)	2033[9]
	Kaimangrasi	BHP Billiton (45%) Suralco (55%)	2033[9]
	Klaverblad	BHP Billiton (45%) Suralco (55%)	2033[9]

[1]

Alcoa also has interests at the following locations that are bauxite resources or do not currently produce bauxite: Cape Bougainville and Mitchell Plateau in Australia and Juruti in Brazil (currently scheduled for completion in late 2008 and expected to initially produce 2.6 million mt per year (mtpy)) as well as Brownsberg, Coermotibo DS, Lely Mountains, and Nassau, all in eastern Suriname.

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

[4]

Aluminio holds an 8.6% interest, Abalco S.A. (Abalco) holds a 4.6% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in MRN. Abalco and AWA LLC are both part of the AWAC group of companies and are owned 60% by Alcoa and 40% by Alumina Limited. MRN is jointly owned with affiliates of Rio Tinto Alcan Inc. (formerly Alcan Inc.), Companhia Brasileira de Aluminio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. Aluminio, Abalco, and AWA LLC purchase bauxite from MRN under long-term supply contracts.

[5]

AWA LLC owns a 45% interest in Halco (Mining), Inc. Halco owns 100% of Boké Investment Company, a Delaware company, which owns 51% of CBG. The Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in certain areas within a 10,000 square-mile perimeter in northwestern Guinea.

[6]	AWA LLC has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.

[7]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[8]	Clarendon Alumina Production Ltd. is a wholly-owned subsidiary of the Government of Jamaica.

[9]

In addition to the other named Suriname interests, Lelydorp was an active site until the mine was exhausted and closed in February 2007. While mining rights at Caramacca extend until 2012 and rights at the remaining Suriname locations extend until 2033, it is likely that all Suriname bauxite resources will also be exhausted within the next several years. Alcoa is evaluating alternate sources of bauxite including resources located in western Suriname.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,150		2,150
	Pinjarra	AofA (100%)	4,234	[4]	4,234
	Wagerup	AofA (100%)	2,500		2,500
Brazil	Poços de Caldas	Aluminio (100%)	390		390
	São Luís (Alumar)	Abalco[3] (18.9%) Rio Tinto Alcan Inc.[5] (10%) Aluminio (35.1%) BHP Billiton[5] (36%)	1495		807
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (55%) Clarendon Alumina Production Ltd.[6] (45%)	1421		784
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,500		1,500
Suriname	Suralco	BHP Billiton[5] (45%) Suralco[3] (55%)	2,207		1,214
U.S.	Point Comfort, TX	Alcoa World Alumina LLC[3] (100%)	2,305	[7]	2,305
TOTAL			18,202		15,884

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For facilities owned by AWAC entities, Alcoa takes 100% of the production.

[3]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[4]

In 2004, Alcoa received the Western Australian Government’s environmental approval for its previously announced Pinjarra alumina refinery efficiency upgrade, which increased production at the facility by 657,000 mtpy. Full production was achieved in the fourth quarter of 2006. Ramp up to full production at the Pinjarra refinery was impacted in December 2006 and 2007 due to a power failure at the refinery and de-bottlenecking requirements related to the upgrade.

[5]	The named company or an affiliate holds this interest.

[6]

In August 2007, production at the Clarendon refinery was temporarily curtailed as part of safety precautionary measures in advance of Hurricane Dean. The bauxite mine and refinery suffered little damage from the storm, but the refinery was temporarily shut down due to loss of power. The Rocky Point port from which Jamalco ships alumina sustained substantial damage and required significant repairs, as well as temporary logistical support for shipping alumina while repair work was completed. Repair work included preparing storage for alumina which resulted in limiting production from the facility to 50 percent of capacity. Alcoa declared force majeure to its customers. The refinery has restarted and is expected to achieve pre-shutdown production levels in the 2008 first quarter. The port has been temporarily repaired and shipments are currently being made from that facility. Permanent repairs to the port are expected to be completed during 2008.

[7]

Production at Point Comfort was temporarily affected during the first quarter 2007 due to a general labor disturbance in Guinea that closed the port from which the Guinea Boké mine supplies this facility with bauxite.

In January 2005, Alcoa and the Government of the Republic of Ghana announced the signing of a Memorandum of Understanding (MOU), under which the parties would evaluate the possible development of an integrated aluminum industry in Ghana, including bauxite mining, alumina refining, aluminum production, and rail transportation infrastructure upgrades. The parties are no longer pursuing the contemplated projects.

In September 2005, Alcoa announced that its Board of Directors approved plans to make further investments in the company’s Brazilian “upstream” operations. Investments include (i) a 2.1 million mtpy expansion of the Alumar consortium alumina refinery in São Luís, state of Maranhão (expected to increase the refinery’s current capacity to approximately 3.5 million mtpy in 2009, with Alcoa’s share of the total facility output more than doubling to 1.89 million mtpy based on its 54% ownership stake through Aluminio and AWAC) and (ii) the modernization of the Poços de Caldas aluminum smelter, in the state of Minas Gerais.

In November 2005, Alcoa World Alumina LLC (AWA LLC) and Rio Tinto Alcan Inc. announced the signing of a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. The Basic Agreement was approved by the Guinean National Assembly in May of 2006 and was promulgated into law by decree of the President of Guinea in July of 2006.

In April 2006, AWAC signed an MOU with Vietnam National Coal-Minerals Industries Group (Vinacomin) under which the parties will explore the feasibility of creating a joint venture to develop a bauxite mine and alumina refinery in the Dak Nong province of Vietnam. The cooperation between AWAC and Vinacomin is subject to approval by the Government of Vietnam. The Government of Vietnam issued a Master Plan for the aluminum industry in November 2007. The investment model stipulated in the Master Plan is a Joint Stock Company. If established, the venture would be 51% owned by Vinacomin, with the ownership share of AWAC to be agreed.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval includes a variety of environmental conditions that must be satisfied before Alcoa can seek construction approval for the project. The environmental approval paves the way for Alcoa to proceed to the next stage of project design, the feasibility study. The pre-feasibility phase of the project has been extended into 2008.

In 2007, Jamalco completed the Early Works Program at its Clarendon, Jamaica refinery, which added 146,000 mtpy of production, increasing the total capacity to 1.421 million mtpy. As a result of the Early Works Program, AWAC’s ownership in Jamalco has increased to approximately 55%, with the Government of Jamaica owning approximately 45%.

The 1.5 million mtpy planned expansion of Jamalco’s Clarendon, Jamaica refinery is subject to supply of natural gas by the Government of Jamaica and acceptable market conditions. As of December 31, 2007, AWAC has capitalized approximately $84 million of engineering costs related to this project (Alcoa’s share of these costs is approximately $50 million).

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	190		190	[3]
	Portland	AofA (55%) CITIC (22.5%) Marubeni (22.5%)	358		197	[3]
Brazil	Poços de Caldas	Aluminio (100%)	96		96
	São Luís (Alumar)	Aluminio[4] (60%) BHP Billiton (40%)	447		268
Canada	Baie Comeau, Que.	Alcoa (100%)	438		438
	Bécancour, Que.	Alcoa (74.95%) Rio Tinto Alcan Inc.[5] (25.05%)	407		305
	Deschambault, Que.	Alcoa (100%)	254		254
Iceland	Fjarðaál	Alcoa (100%)	344		344	[6]
Italy	Fusina	Alcoa (100%)	44		44
	Portovesme	Alcoa (100%)	150		150
Spain	Avilés	Alcoa (100%)	93		93
	La Coruña	Alcoa (100%)	87		87
	San Ciprián	Alcoa (100%)	228		228
U.S.	Evansville, IN (Warrick)	Alcoa (100%)	309	[7]	309	[7]
	Frederick, MD (Eastalco)	Alcoa (100%)	195	[8]	195	[8]
	Badin, NC	Alcoa (100%)	60	[9]	60	[9]
	Massena West, NY	Alcoa (100%)	130		130
	Massena East, NY	Alcoa (100%)	125		125
	Mount Holly, SC	Alcoa (50.33%) Century Aluminum Company (49.67%)	229		115
	Alcoa, TN	Alcoa (100%)	215	[10]	215	[10]
	Rockdale, TX	Alcoa (100%)	267	[11]	267	[11]
	Ferndale, WA (Intalco)	Alcoa (100%)	279	[12]	279	[12]
	Wenatchee, WA	Alcoa (100%)	184	[13]	184	[13]
TOTAL			5,129		4,573

[1]	Nameplate capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.

[4]

In March 2006, Aluminio completed a 30% expansion of the capacity of its share of the São Luís (Alumar) aluminum smelter, increasing Aluminio’s share of smelting capacity there by 62,000 mtpy and Aluminio’s share of smelter output from 53.66% to 60%.

[5]	Owned through Rio Tinto Alcan Inc. subsidiary Pechiney Reynolds Quebec, Inc.

[6]	In April 2007, Alcoa began production at its new Fjarðaál aluminum smelter in east Iceland. Full production is expected to be achieved in the 2008 first quarter.

[7]	The Warrick facility currently has one idled potline.

[8]

At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland. In July 2006, Alcoa acquired the minority interest in this smelter from Mitsui & Co. Ltd. resulting in Alcoa owning 100% of the facility.

[9]

The Badin, North Carolina facility has been idled since August 2002. In addition, one of the two idled potlines was fully decommissioned in 2007 and will not be returned to service. The decommissioning has reduced Nameplate and Alcoa Consolidated Capacities by 60,000 mtpy.

[10]

A power line failed during a severe storm at Tennessee Operations in April 2007. Although full power was quickly restored, one of the two potlines, representing approximately 107,000 mpty, remained idle until late May 2007. Production on the line increased throughout 2007 and is expected to be fully restored by the end of the first quarter of 2008.

[11]	In May 2007, one potline was temporarily idled at Rockdale, Texas. The restart of the line was completed during the fourth quarter of 2007.

[12]

In July 2006, Alcoa acquired the minority interest in the Intalco smelter from Mitsui & Co. Ltd. resulting in Alcoa owning 100% of the facility. Intalco had been operating at one-third of its capacity but re-energized a second of its three potlines in February 2007, increasing annual production to approximately 190,000 mtpy.

[13]	Wenatchee is operating at approximately one-half of its capacity.

Alcoa currently has 452,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 4,573,000 mtpy.

In February 2006, Alcoa signed an Agreement in Principle with the Government of the Republic of Trinidad and Tobago to build a 341,000 mtpy aluminum smelter in the Cap-de-Ville area in southwestern Trinidad. This agreement followed the signing of an MOU in May 2004 for participation by Alcoa in the development of an aluminum industry in Trinidad and Tobago. In December 2006, the Government advised Alcoa of its intention to relocate the smelter. Although the parties had expected to resume negotiations in 2007, they have not done so.

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

In May 2007, Alcoa and Greenland Home Rule Cabinet entered into an MOU regarding cooperation on a feasibility study for an aluminum smelter with a 340,000 mtpy capacity in Greenland. The MOU also encompasses a hydroelectric power system and related infrastructure improvements, including a port. Under the MOU, the parties will begin site selection, environmental studies, engineering assessments, and other aspects of the project. If the viability of the project is proved, ground breaking for the hydroelectric power system would be expected in 2010 and for the smelter in 2012.

In September 2007, Alcoa opened a new 280,000 mtpy anode plant in Mosjøen, Norway. The facility, built together with Elkem Aluminium ANS which has a 36% share in the plant, will produce anodes for Alcoa’s Fjarðaál, Iceland and Elkem Aluminium ANS’ Mosjøen, Norway smelters. Anodes were delivered to both smelters during the third quarter of 2007. Elkem Aluminium ANS is a partnership owned 50% by Alcoa and 50% by Orkla ASA, through Orkla’s subsidiary Elkem AS, as further described in the “Joint Ventures and Investments” section below.

In January 2008, Alcoa and the Brunei Economic Development Board signed an MOU to enable more detailed studies into the feasibility of establishing a modern, gas-powered aluminum smelter in Brunei Darussalam. The MOU extends a memorandum signed originally in 2003. Phase one of the feasibility study will determine scope and dimensions of the proposed facility, power-delivery strategy, location, as well as an associated port and infrastructure. At completion of phase one, the parties will determine whether a more detailed phase two study is warranted. If completed, it is expected that the smelter would have an initial operating capacity of 360,000 mtpy with the potential for future increase.

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

[2]

In 2003, the smelter at the Tema facility was idled due to shortage of available power. As of year-end 2005, two potlines had been restarted. Throughout 2006, however, the smelter operated at approximately 38% capacity due to limited power availability resulting from low water levels at Lake Volta. In April 2007, the facility was fully idled again. Ghana continues to be subject to power limitations and future production of the smelter will be subject to energy availability.

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

APGI received a renewed 40-year FERC license for the Tapoco project in 2005. The relicensing process is well underway for the Yadkin hydroelectric project license that is up for renewal in 2008. In May 2007, APGI filed with FERC a Relicensing Settlement Agreement with the majority of the interested stakeholders that broadly resolved open issues. The National Environmental Policy Act process is underway, with a draft environmental impact statement having been issued in September 2007. This process is expected to be completed during 2008, with a new project license issued shortly thereafter. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing LLC, and then sold into the wholesale market.

In the Pacific Northwest, Alcoa has a contract with Chelan County Public Utility District (Chelan PUD) located in the State of Washington that is sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In December 2007, the Chelan PUD Commissioners approved the terms of an agreement under which Alcoa and Chelan PUD would enter into a new contract beginning in November 2011 and running through October 2028 under which Alcoa would receive approximately 25% of the hydropower output of Chelan PUD’s Rocky Reach and Rock Island dams. Definitive agreements are expected to be finalized in the course of the year. In addition, Alcoa has a contract through September 2011 with the Bonneville Power Administration under which Alcoa is receiving financial benefits to reduce the cost of power purchased from the market to partially operate the Intalco smelter.

The company, through APGI, generates substantially all of the power used at its Warrick smelter using nearby coal reserves. In May 2005, Alcoa acquired mining rights to the nearby Friendsville, Illinois coal reserves and subsequently hired Vigo Coal Company, Inc to manage and operate the mine. The mine is producing approximately one million tons of coal per year, 45% of the Warrick power plant’s requirements. The balance of the coal used is purchased principally from local Illinois basin coal producers pursuant to term contracts of varying duration. In April 2001, under the terms of an operating agreement, the company assumed from Vectren (formerly Southern Indiana Gas & Electric Company) operation of the power plant that supplies the Warrick smelter. In July 2005, Alcoa announced its plans to invest approximately $525 million at the Warrick power plant to improve environmental performance and operational efficiency, as well as to lower costs. This project is well underway.

Power for the Rockdale smelter was historically generated by company-owned generating units and TXU Generation Company LP (TXU)-owned generating units, both of which used lignite supplied by the company’s Sandow Mine. Upon completion of lignite mining in the Sandow Mine in 2005, lignite supply transitioned to the company-owned Three Oaks Mine. The company retired its three wholly-owned generating units in late 2006, and transitioned to an arrangement under which TXU supplies all of the Rockdale smelter’s electricity requirements under a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price. In August 2007, TXU and Alcoa closed on the definitive agreements under which TXU will construct, own and operate a new circulating fluidized bed power plant adjacent to the existing Sandow Unit Four Power Plant, and in September 2007, on the sale of the Three Oaks Mine to TXU.

In the northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire not earlier than June 30, 2013, following their extension in 2003 for 10 years upon New York Power Authority (NYPA) having relicensed its St. Lawrence-FDR Hydro Project. In December 2007, Alcoa and NYPA reached agreement in principle on a new energy contract to supply the Massena East and Massena West smelters for 30 years, beginning on July 1, 2013. Work on a definitive agreement is underway.

The Deschambault and Bécancour smelters in Quebec purchase electricity under long-term contracts with Hydro-Quebec that expire in 2014, subject to extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 65% of its power needs under the Hydro-Quebec contract and receives the remainder from a 40%-owned hydroelectric generating company, Manicouagan Power Company.

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

Brazil – Electricity

The Alumar smelter is supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) through a long-term power purchase agreement expiring in June 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984.

Aluminio participates in a consortium that owns the Machadinho hydroelectric power plant in southern Brazil, which began to generate power at full capacity in 2002. Aluminio receives its share of the plant’s output, which is sufficient to cover 55% of its operating needs at the Poços de Caldas smelter. In January 2007, Aluminio exercised pre-emptive rights to acquire an additional ownership interest of 4.67% in Machadinho. This additional investment provides an additional 15 megawatts of assured energy. This transaction was approved by the Brazilian Energy Agency, antitrust regulators, and other third parties. In September 2007, Aluminio’s ownership interest of 31.89% was reduced by 0.9% due to the admission of a new investor to the Machadinho consortium.

Aluminio also has a 42.18% interest in Energética Barra Grande S.A. – BAESA, which built the Barra Grande hydroelectric power plant in southern Brazil. Barra Grande began operating in November 2005, and reached full generating capacity in 2006. Aluminio’s share of the project covers a substantial portion of its remaining needs at the Poços de Caldas smelter.

With Machadinho and Barra Grande, Aluminio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants.

Aluminio is also participating in a number of other Brazilian hydropower projects. Two of these projects have received the Environmental Installation License from the Federal Government and started construction in 2007:

•	Estreito, northern Brazil – Aluminio’s share is 25.49%

•	Serra do Facão, in the southeast of Brazil – Aluminio’s share is 34.97%

Serra do Facão and Estreito generation of power is expected to begin in 2010.

A third project, Pai Querê in southern Brazil (Aluminio share is 35.00%), is still in the process of obtaining necessary environmental licenses.

If these projects are completed, the power will be used in Aluminio’s smelters or sold into the Brazilian grid.

In December 2007, Aluminio concluded the sale of its 42% participation in ETAU, a Brazilian company that holds and operates an electric transmission line in southern Brazil.

Europe – Electricity

The company purchases electricity for its smelters at Portovesme and Fusina, Italy in the recently deregulated market, under contracts expiring in December 2009 for both locations. A new law went into effect on May 14, 2005, that extends through December 2010 the special tariff conditions applicable to the Italian smelters. That measure provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. However, in July 2006 the European Union (EU) opened an ongoing investigation into whether this provision should be considered unlawful state aid, which may not be compatible with European legislation. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the decision of the EU Commission (EC) on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until late in 2008. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved late in 2008, as well.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations expiring in January 2009. On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. A decision by the EC is not expected until late 2008. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Iceland – Electricity

As noted above, Alcoa’s new Fjarðaál smelter in eastern Iceland began operation in 2007. Central to those operations is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, built the Kárahnjúkar dam and power project, and supplies competitively priced electricity to the smelter. First power was supplied to the Fjarðaál smelter in April 2007, and with the completion of the Kárahnjúkar project in late 2007, the smelter is now ramping up to full production, expected to be completed in the first quarter of 2008.

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

Sources and Availability of Raw Materials

The major purchased raw materials in 2007 for each of the company’s segments are listed below.

Alumina	Primary Metals
bauxite	alloying materials
caustic soda	alumina
electricity	aluminum fluoride
fuel oil	calcined petroleum coke
natural gas	cathode blocks
electricity
liquid pitch
natural gas
silicon carbide

Flat-Rolled Products	Extruded and End Products
alloying materials	coatings
aluminum scrap	cobalt
coatings	electricity
electricity	fabricated aluminum
natural gas	natural gas
primary aluminum (rolling ingot, high purity, P1020)	nitrogen
polypropylene resin
polyvinyl chloride resin compound
primary aluminum (billet)

Engineered Solutions	Packaging and Consumer
cobalt	aluminum
copper	electricity
electricity	natural gas
natural gas	paper
nickel	polyethylene resin compound
nitrogen	polyethylene terephthalate (PET) resin compound
platinum	polypropylene resin
polyvinyl chloride resin compound	polystyrene resin compound
primary aluminum (billet) steel tabular alumina titanium

Other materials generally are purchased from third party suppliers under competitively-priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Joint Ventures and Investments

The company’s principal alliances and joint ventures are included in its “upstream” operating segments (alumina and primary metals) as shown in the tables above relating to those segments.

Alcoa’s other significant joint ventures and investments are as follows:

Alcoa Bohai Aluminum Industries Company Limited. In October 2005, Alcoa inaugurated a restructured joint venture with China International Trust & Investment (CITIC), its equity partner, to produce aluminum rolled products in Qinghuangdao, China. Alcoa is the managing partner in the new venture, holding a 73% stake, with CITIC holding a 27% stake. The joint venture operates existing aluminum cold rolling and foil facilities and is undertaking a major expansion, which includes a hot rolling mill and related equipment. The expansion is expected to start at 40,000 tons in 2008 and reach full capacity of 150,000 tons in 2010.

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

In 2007, Alcoa formed or sold the following joint ventures and investments:

Aluminum Corporation of China Limited (Chalco). In November 2001, Alcoa entered into a strategic alliance with Chalco and its parent company, Aluminum Corporation of China (Chinalco). Under this alliance, in 2001 Alcoa became a strategic investor in Chalco’s global offering and listing on the New York Stock Exchange and The Stock Exchange of Hong Kong. Chinalco is the largest shareholder in Chalco and Alcoa was the largest holder of the shares of Chalco listed on stock exchanges outside China. In September 2007, Alcoa disposed of its interest in Chalco through a placement of the shares.

Orkla ASA (Orkla) and SAPA AB (Sapa). In 2006, Alcoa and Orkla signed a letter of intent to create a joint venture with Orkla’s subsidiary Sapa, to be majority owned and operated by Sapa, to combine Alcoa’s soft alloy extrusion business with Sapa’s extruded aluminum business. Alcoa’s soft alloy extrusion business then operated 22 facilities in eight countries; Sapa’s profiles business consisted of 18 facilities in 12 countries. This transaction was completed in the second quarter of 2007. Alcoa will continue to own and operate its hard alloy extrusion business which serves the aerospace, automotive, and selected other markets.

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

The company also has a number of domestic and international registered trademarks that have significant recognition at the consumer level, and others that have significant recognition within the markets that are served. Examples include

Alcoa and the Alcoa Symbol for aluminum products, Howmet metal castings, Huck® fasteners, Kawneer building panels and Dura-Bright® surface treatments. Presto® storage bags, Cut-Rite® wax paper, Baco® household wraps, Reynolds® plastic wrap and Reynolds Wrap® aluminum foil are expected to be assigned to Rank Group Limited upon completion of its purchase of Alcoa’s packaging and consumer business. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

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

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Expenditures for R&D activities were $249 million in 2007, $213 million in 2006 and $192 million in 2005.

Most of the major process areas within the company have a Technology Management Review Board (TMRB) consisting of members from various worldwide locations. Each TMRB is responsible for formulating and communicating a technology strategy for the corresponding process area, developing and managing the technology portfolio and ensuring the global transfer of technology. Certain business units alternatively conduct these activities and research and development programs within the worldwide business unit, supported by the Alcoa Technical Center. Technical personnel from the TMRBs, the Technical Center and such business units also participate in the corresponding Market Sector Lead Teams. In this manner, research and development activities are aligned with corporate and business unit goals.

During 2007, the company continued work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology. Progress has been successful in many respects as a result of full pot testing of anode assemblies, although there remain technical and cost targets to achieve. Technical targets include optimization of pot operating conditions and maintenance of metal purity. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions, especially carbon dioxide. No timetable has been established for commercial use. Progress was also made on carbothermic projects, which if commercially feasible may reduce capital and energy costs, as well as provide environmental benefits related to waste reduction.

In the semi-fabrication businesses, new alloys including Aluminum-Lithium (Al Li) and a very high strength alloy were developed and applied to aerospace products. The combined Al Li alloy development and application was awarded the global R&D 100 award, given annually by R&D magazine to the world’s 100 most significant innovations, for its enabling ability to significantly reduce aircraft weight. In the manufacturing arena, the “simultaneous multi-alloy casting” process was developed with plans to commercialize it in 2008. The company has also moved from the research and development stage to “pilot scale” on its continuous cast-rolled products process. In addition, a number of low grade scrap use technologies were developed and implemented providing both cost and environmental benefits.

A number of products were commercialized in 2007 such as those included in the “Dura Bright® wheels with XBR™ Technology” brand and “Reynobond® brand products co-branded with Kevlar®-” brand products, unique surface sheet for the consumer electronics market, lightweight armor applications for the defense market and high performance products for the oil and gas markets. For the aerospace market, new multi-material technologies have been developed to compete effectively with composites.

The company currently has at least 60 new products in various development stages. As a result of product development and technological advancement, the company continues to pursue patent protection in jurisdictions throughout the world.

Environmental Matters

Information relating to environmental matters is included in three areas of the Annual Report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Environmental Matters” on pages 35 and 36, in Note A to the financial statements under the caption “Environmental Expenditures” on pages 50 through 54, and in Note Y to the financial statements beginning on page 77.

Employees

Total worldwide employment at year-end 2007 was 107,000 employees in 44 countries. About 60,000 of these employees are represented by labor unions. The company believes that relations with its employees and any applicable union representatives generally are good.

In the United States, 14,000 employees are represented by various labor unions. The master collective bargaining agreement between Alcoa and the United Steelworkers covering 14 locations and approximately 9,000 United States employees is scheduled to expire on May 31, 2010. There are 43 other collective bargaining agreements in the United States with varying expiration dates. Various collective bargaining agreements with varying expiration dates cover about 23,000 employees in Europe, 9,000 employees in Mexico, 7,000 employees in South America, 4,000 employees in Australia and 3,000 employees in Canada.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This report and the portions of the Annual Report incorporated by reference herein contain (and oral communications made by Alcoa may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or other words of similar meaning. All statements that address Alcoa’s expectations or projections about the future, including statements about Alcoa’s strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Alcoa’s estimates, assumptions and expectations of future events and are subject to a number of risks, uncertainties and other factors that may cause actual results, performance or achievements of Alcoa to be different from those expressed or implied in the forward-looking statements. Therefore, Alcoa cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

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

The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices can be volatile. Alcoa uses contractual arrangements with customers, as well as forward, futures and options contracts, to manage its exposure to the volatility of LME-based prices as market conditions warrant from time to time, and is product and segment diversified. However, Alcoa’s results of operations could be affected by material adverse changes in economic or aluminum industry conditions generally or in the markets served by Alcoa, including the transportation, building and construction, distribution, packaging, industrial gas turbine and other markets.

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

Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;
•	significant increases in natural gas prices;
•	unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes;
•	unavailability of energy due to energy shortages resulting in insufficient supplies to serve consumers;
•	interruptions in energy supply due to equipment failure or other causes; or
•	curtailment of one or more refineries or smelters due to inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms.

Alcoa’s profitability could be adversely affected by increases in the cost of raw materials.

Alcoa’s results of operations will be affected by increases in the cost of raw materials, including caustic soda, calcined petroleum coke and resins, and freight costs associated with transporting raw materials to refining and smelting locations, in addition to energy. Alcoa may not be able to offset fully the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs.

Union disputes and other employee relations issues could adversely affect Alcoa’s financial results.

Some of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Alcoa may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Alcoa may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on our financial results.

Alcoa may not be able to successfully implement its growth strategy.

Alcoa has an organic growth strategy focused on its “upstream” businesses. Significant expansion or growth projects are in various stages of development or negotiation in several countries including Australia, Brazil, Brunei, Greenland, Guinea, Iceland, Jamaica and Trinidad. These projects may not be completed or may be completed at higher cost than expected due to shortages of labor or materials, inability to obtain energy sources at competitive rates, inability to negotiate favorable contracts, inability to finance the construction of projects at favorable rates of interest, currency fluctuations, political unrest, regulatory developments and commercial risks, including but not limited to adverse developments in the global supply and demand for alumina and aluminum.

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

Alcoa has investments, activities and expansion projects in numerous countries outside the U.S. and in emerging markets, including Australia, Brazil, Canada, China, member countries of the European Union, Ghana, Greenland, Guinea, Iceland, India, Jamaica, Korea, Mexico, Norway, Russia, Suriname, and Vietnam. Changes in the laws or governmental policies in the countries in which Alcoa operates could affect its business in such countries and Alcoa’s results of operations.

Alcoa is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which it operates.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries in which Alcoa operates, could affect its revenues, expenses and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Brazilian real, Canadian dollar, Euro and Australian dollar, may affect profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.

The influence of China may negatively impact our results in the event of a slowdown in consumption.

The Chinese market has become a significant source of global demand for commodities. China now represents in excess of 25 percent of aluminum demand. China’s demand for aluminum has more than doubled in the last five years. Consequently, in response to its increased demand for commodities, China is increasingly seeking self-sufficiency in key commodities, including investments in additional developments in other countries. These investments may impact future demand and supply balances and prices.

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

Further metals industry consolidation could impact our business.

The metals industry has experienced consolidation over the past several years and there may be further industry consolidation in the future. Although current industry consolidation has not negatively impacted our business, further consolidation in the aluminum industry could possibly have negative impacts that we cannot reliably predict.

Alcoa could be adversely affected by changes in the business or financial condition of a significant customer or customers.

A significant downturn in the business or financial condition of a key customer or customers supplied by Alcoa could affect Alcoa’s results of operations in a particular period. Alcoa’s customers may experience delays in the launch of new products due to technical and design difficulties and if Alcoa is not successful in replacing business lost from such customers, profitability may be adversely affected.

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

Alcoa is working on new developments in advanced smelting process technologies, including inert anode and carbothermic technology, in addition to multi-alloy casting processes. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

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

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

Energy is a significant input in a number of Alcoa’s operations. There is growing recognition that energy consumption is a contributor to global warming, greenhouse effects and potentially climate change.

A number of governments or governmental bodies have introduced or are contemplating regulatory change in response to the potential impacts of climate change. There is also current and emerging regulation, such as the mandatory renewable energy target in Australia, or potential carbon trading regimes that will affect energy prices. Alcoa will likely see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts in the countries in which the company operates. These regulatory mechanisms may be either voluntary or legislated and may impact Alcoa’s operations directly or indirectly through customers. Inconsistency of regulations may also change the attractiveness of the locations of some of the company’s assets. Assessments of the potential impact of future climate change regulation are uncertain, given the wide scope of potential regulatory change in countries in which Alcoa operates.

The potential physical impacts of climate change on the company’s operations are highly uncertain, and will be particular to the geographic circumstances. These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels. These effects may adversely impact the cost, production and financial performance of Alcoa’s operations.

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

Unexpected events, including fires or explosions at facilities, natural disasters, war or terrorist activities, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications, may increase the cost of doing business or otherwise impact Alcoa’s financial performance. Further, existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

The above list of important factors is not all-inclusive or necessarily in order of importance.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Alcoa has active plants and holdings under the following segments1 and in the following geographic areas:

ALUMINA

Bauxite: See the table and related text in the Bauxite Interests section on pages 4-5.

Alumina: See the table and related text in the Alumina Refining Facilities and Capacity section on pages 6-7.

PRIMARY METALS

See the table and related text in the Primary Aluminum Facilities and Capacity section on pages 8-10.

FLAT-ROLLED PRODUCTS

Sheet and Plate:	Asia:	3 locations in 1 country.
	Australia:	2 locations.
	Europe:	8 locations in 6 countries.
	South America:	1 location.
	United States:	7 locations in 7 states.

Foil Products:	Asia:	3 locations in 1 country.
	Australia:	1 location.
	Europe:	2 locations in 1 country.
	South America:	1 location.
	United States:	2 locations in 2 states.

Can Reclamation:	Australia:	1 location.
	United States:	2 locations in 1 state.

EXTRUDED AND END PRODUCTS

Extrusion, Tube:	Europe:	2 locations in 1 country.
	South America:	2 locations in 1 country.
	South Korea:	1 location.
	United States:	5 locations in 4 states.

Architectural Products:	Africa:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	4 locations in 2 countries.
	South America:	2 locations in 1 country.
	United States:	4 locations in 4 states.

ENGINEERED SOLUTIONS

Aerospace:	Canada:	2 locations in 2 provinces.
	Europe:	8 locations in 4 countries.
	Mexico:	1 location.
	South Korea:	1 location.
	United States:	16 locations in 13 states.

Automotive Components:	Asia:	1 location.
	Australia:	2 locations.
	Canada:	1 location.
	Europe:	2 locations in 2 countries.
	Mexico:	2 locations.
	South America:	1 location.
	United States:	11 locations in 8 states.

Alcoa Electrical & Electronic Solutions (AEES):	Asia:	1 location.
	Canada:	1 location.
	Central America:	2 locations in 1 country.
	Europe:	12 locations in 7 countries.
	Mexico:	5 locations.
	South America:	1 location.
	United States:	8 locations in 4 states.

Castings:	Asia:	1 location.
	Canada:	2 locations in 2 provinces.
	Europe:	6 locations in 4 countries.
	Mexico:	1 location.
	United States:	9 locations in 7 states.

Auto Engineering:	Europe:	5 locations in 4 countries.
	United States:	3 locations in 3 states.

Fasteners:	Asia:	1 location.
	Australia:	1 location.
	Europe:	10 locations in 4 countries.
	Mexico:	1 location.
	United States:	9 locations in 5 states.

PACKAGING AND CONSUMER

Consumer Products:	Europe:	1 location.
	United States:	9 locations in 7 states.

Flexible Packaging:	United States:	5 locations in 3 states.

Closures:	Africa:	1 location.
	Asia:	4 locations in 3 countries.
	Canada:	1 location.
	Central America:	1 location.
	Europe:	4 locations in 4 countries.
	Indonesia:	1 location.
	Mexico:	2 locations.
	Middle East:	1 location.
	South America:	4 locations in 4 countries.
	United States:	4 locations in 4 states.

Foodservice Packaging:	Canada:	3 locations in 2 provinces.
	Europe:	2 locations in 2 countries.
	United States:	4 locations in 4 states.

Polymerization and Extrusion:	Europe:	1 location.
	United States:	4 locations in 4 states.

[1]	Facilities that serve multiple product categories may be listed in more than one segment.

Alcoa’s principal office is located at 390 Park Avenue, New York, New York 10022-4608. Alcoa’s corporate center is located at 201 Isabella Street, Pittsburgh, Pennsylvania 15212-5858. The Alcoa Technical Center for research and development is located at 100 Technical Drive, Alcoa Center, Pennsylvania 15069.

Alcoa leases some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or their values.

Alcoa believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Alcoa has been made for the purpose of this report, the company knows of no material defects in title to any such properties. See Notes H and N to the financial statements for information on properties, plants and equipment and lease expense.

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

As previously reported, since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In early 2002, Alcoa submitted a revised Analysis of Alternatives Report to EPA. This Report identified potential remedial actions related to PCB contamination of the river, including additional remedial alternatives that may be required by EPA. It also reflected certain recent studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. The range of costs associated with the remedial alternatives evaluated in the 2002 Report was between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Because the selection of the $2 million alternative (natural recovery) was considered remote, the company adjusted the reserve for the Grasse River in 2002 to $30 million representing the low end of the range of possible alternatives, as no single alternative could be identified as more probable than the others. In June 2003, based on then recent river observations, EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup so that it could be factored into the range of remedial alternatives being considered. The results of these additional studies, submitted in a report to EPA in April of 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. Those evaluations were submitted to EPA along with a proposal to perform additional pilot remedial studies in the river. In May 2004, EPA approved Alcoa’s proposed Remedial Options Pilot Study (ROPS) that includes sediment removal and capping, the installation of an ice control structure, and significant monitoring. At the same time, Alcoa adjusted the reserve for the river to include the $35 million estimated cost of the ROPS, in addition to the $30 million previously reserved. Most of the construction work for the ROPS was completed in 2005 with monitoring proposed through 2008. The findings from the ROPS program and from these additional investigations will be incorporated into a revised Analysis of Alternatives Report that is expected to be submitted in 2008. EPA will use this information to develop a remedy for the river. With the exception of the natural recovery remedy, none of the existing alternatives in the 2002 Analysis of Alternatives Report is more probable than the others and the results of the ROPS are necessary to revise the scope and estimated cost of many of the current alternatives. EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time EPA’s Record of Decision is issued, which is expected in 2009 or later.

As previously reported, representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources, have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company continues to actively investigate these claims. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various clean-up and remediation efforts were undertaken by or on behalf of St. Croix Alumina, L.L.C. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the St. Croix Alumina, L.L.C. facility. The suit, which has been removed to the District Court of the Virgin Islands, names St. Croix Alumina, L.L.C., Alcoa Inc. and Glencore Ltd. as defendants, and in August 2000 was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium and other substances. The reports go on to claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. In August 2005, Alcoa and St. Croix Alumina, L.L.C. moved to decertify the plaintiff class, and in March 2006, the assigned magistrate judge issued a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. This recommendation has been adopted by the assigned district judge. Alcoa and St. Croix Alumina, L.L.C. have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and St. Croix Alumina, L.L.C. and has a pending motion to dismiss. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation (Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaint and moved the case to the penalty phase. The Court rejected Howmet’s interlocutory appeal of this decision on May 16, 2005. On September 2, 2005, EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld and Howmet appealed the administrative Court’s decision to the Environmental Appeals Board on September 28, 2005. On May 24, 2007, the Environmental Appeals Board upheld the administrative Court’s liability finding against Howmet and assessed the parties’ stipulated penalty of $309,091. On July 23, 2007, Howmet appealed the Environmental Appeals Board decision to the United States District Court for the District of Columbia.

As previously reported, in May 2005, Alcoa World Alumina LLC and St. Croix Alumina, L.L.C. were among the defendants listed in a lawsuit brought by the Commissioner of the Department of Planning and Natural Resources, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by St. Croix Alumina, L.L.C. from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages. The defendants have filed motions to dismiss and, in September 2006, filed a motion for an order staying discovery pending resolution of those motions. All of these motions are pending and discovery has not begun. In September 2007, the court asked the parties to brief the issue of whether the natural resource provisions of the federal Superfund law preempted territorial statutory and common law claims in the case. The parties have complied. In October 2007, the plaintiff and St. Croix Renaissance Group, L.L.L.P. (SCRG) filed a joint Agreement and Consent Decree to resolve SCRG’s liability in the lawsuit, along with any CERCLA liability it may have with respect to the facility. The remaining defendants each filed objections to the Agreement and Consent Decree. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Quebec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitee, Societe Canadienne de Metaux Reynolds Limitee and Canadian British Aluminum in the Superior Court of Quebec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. If allowed to proceed as a class action, plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. A hearing on plaintiff’s motion for class certification was held on April 24-26, 2007. On May 23, 2007, the court issued its ruling which granted the motion in part and authorized a class action suit to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. On September 13, 2007, the plaintiff filed its claim against the original defendants, which the court had authorized in May. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on December 5, 2005, Alcoa received service of a lawsuit filed in the United States District Court for the Northern District of New York and styled as Margaret George, et al., v. General Motors Corporation and Alcoa Inc., Docket No. 05-CV-1482. The complaint alleges personal injury and damages arising from exposure to PCB released from the defendants’ industrial facilities in Massena, New York and seeks certification of a class of plaintiffs comprised of individual Mohawk Indians residing on the Akwesane Territory, a Mohawk Indian Reservation, situated along the St. Lawrence River in the United States and Canada. The suit alleges that approximately 12,000 individuals reside on the reservation. The company is investigating the allegations and has filed an answer denying liability. The defendants’ substantial defenses to liability have now become evident to plantiffs, facilitating settlement negotiations based on cost of defense valuations. A settlement is likely and an appropriate reserve has been established.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al, Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim.

Also as previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87C01-0601-PL-499, forty-one plaintiffs sued Alcoa Inc. and a subsidiary, asserting claims similar to the Musgrave matter, discussed above. On November 19, 2007, Alcoa Inc. and its subsidiary filed motions to dismiss both the Musgrave and Barnett cases. The Musgrave and Barnett matters are in their preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, in December 2006, St. Croix Alumina, L.L.C. was sued by the Commissioner of the Department of Planning and Natural Resources (DPNR), U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. The plaintiff alleges violations of the Coastal Zone Management Act and a construction permit issued thereunder. The complaint seeks a civil fine of $10,000 under the Coastal Zone Management Act, civil penalties of $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in December 2006, St. Croix Alumina, L.L.C. (SCA), along with unaffiliated prior and subsequent owners, were sued by the Commissioner of the DPNR, U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. This second suit alleges violations by the defendants of certain permits and environmental statutes said to apply to the facility. The complaint seeks the completion of certain actions regarding the facility, a civil fine from each defendant of $10,000 under the Coastal Zone Management Act, civil penalties of $50,000 per day for each alleged violation of the Water Pollution Control Act, $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” In October 2007, Plaintiff and defendant SCRG entered into a settlement agreement resolving claims against SCRG. Plaintiff filed a notice of dismissal with the court, and the court entered an order dismissing SCRG on November 2, 2007. SCA objected to the dismissal and requested that the court withdraw its order, and the parties have briefed SCA’s objection and request. A decision from the court is pending. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on January 22, 2007, the City of Point Comfort, Texas filed suit against Alcoa World Alumina LLC (AWA) in the United States District Court for the Southern District of Texas, Victoria Division. Served on January 31, 2007, the suit alleges that air emissions from AWA’s Point Comfort facility have caused personal injury and property damage to the city and its residents. The complaint seeks injunctions prohibiting operation and unspecified damages. The parties are currently engaged in settlement discussions. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, during the first quarter of 2005, in the context of an informal investigation being conducted by the staff of the Securities and Exchange Commission (SEC) relating to certain trade payables financing, the company received a request for the voluntary provision of documents and related information concerning the classification and disclosure of certain trade accounts payable transactions for periods beginning after December 31, 2002 that involve, directly or indirectly, an intermediary. The SEC staff has advised the company that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. During the second quarter of 2005, Alcoa completed its production of documents and information in response to the SEC’s request. The company has had no further contact from the SEC since that time. Accordingly, the company now considers this matter closed.

As previously reported, in the 2006 second quarter, Alcoa Aluminio S.A. (Alcoa Aluminio) received a Notice of Violation and Fine from Brazil’s Federal Revenue Department seeking payment of an isolated fine for alleged non-anticipation of payment of annual Corporate Income (CI) and Social Contribution Taxes (SCT), calculated under the presumed monthly taxable income mechanism. The claim was based on Alcoa Aluminio not qualifying for the alternative method of anticipation of payment of CI and SCT used by the company, consisting of calculating such anticipations based on the actual taxable income mechanism, in accordance with applicable legislation. The claim sought payment of Brazilian real $669 million and encompassed fiscal years from 2000 to 2005. On September 4, 2006, a favorable first administrative level decision was rendered finding the claim against Alcoa Aluminio to be without merit. On September 12, 2007, a favorable second administrative level decision was rendered finding the claim against Alcoa Aluminio to be without merit. In early January 2008, the Federal Revenue Department informed Alcoa that the claim against Alcoa has been fully cancelled. Accordingly, the company now considers this matter closed.

As previously reported, on July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with European Union state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with European Union legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $20 million (pre-tax) per month in higher power costs at its Italian smelters. The estimated total potential impact has increased since 2006 due predominantly to the weakening of the U.S. dollar, as the liability would be payable in Euros in the event of a negative outcome. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. If the EC’s investigation concludes that extension of the regulated preferential electricity tariff is unlawful, Alcoa will follow through with the appeal it filed before the Court of First Instance in Luxembourg in November of 2006 in response to the investigation.

As previously reported, on November 17, 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (“ERISA”) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 million and approximately $40 million (includes an interest cost component) of expense annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, as this litigation is in its preliminary stages, the company is unable to predict the outcome.

As previously reported, on January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. Therefore, it is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 million (pre-tax) for 2005. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2007.

Item 4A.  Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 15, 2008 are listed below.

Alain J. P. Belda, 64, Director, Chairman of the Board and Chief Executive Officer. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He has been Chief Executive Officer since May 1999. He was President and Chief Executive Officer from May 1999 to January 2001, and President and Chief Operating Officer from January 1997 to May 1999. He served as Vice Chairman from 1995 to 1997.

William F. Christopher, 53, Executive Vice President – Alcoa and Group President, Engineered Products and Solutions. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also led the customer and marketing initiatives for growth for the company until January 2006. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Klaus Kleinfeld, 50, Director, President and Chief Operating Officer. Mr. Kleinfeld was elected to Alcoa’s Board of Directors in November 2003 and was elected President and Chief Operating Officer of Alcoa in August 2007, effective October 1, 2007. Mr. Kleinfeld was President and Chief Executive Officer of Siemens AG from January 2005 to June 2007. He served as Deputy Chairman of the Managing Board and Executive Vice President of Siemens AG from 2004 to January 2005. He was President and Chief Executive Officer of Siemens Corporation, the U.S. arm of Siemens AG, from 2002 to 2004, and was Chief Operating Officer of Siemens Corporation from January to December 2001. He had been a member of the Managing Board of Siemens AG since 2002.

Charles D. McLane, Jr., 54, Executive Vice President and Chief Financial Officer. Mr. McLane was elected an Alcoa Executive Vice President in September 2007 and was elected Vice President and Chief Financial Officer of Alcoa in January 2007. He was elected Vice President and Corporate Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Lawrence R. Purtell, 60, Executive Vice President and General Counsel; Chief Compliance Officer. Mr. Purtell joined Alcoa as Executive Vice President and General Counsel in November 1997. He became Chief Compliance Officer in April 2002.

Bernt Reitan, 59, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Reitan was named Group President, Global Primary Products in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, Alcoa Primary Products in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a 20-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

Tony R. Thene, 47, Vice President and Controller. Mr. Thene was elected to his current position effective January 18, 2008. He joined Alcoa in 1989 and served in a series of financial management positions from that time to the present. He was director of investor relations of Alcoa from January 2006 to January 2008. He served as chief financial officer of Alcoa’s Global Mill Products from November 2004 to January 2006. He became vice president, finance, of Alcoa World Alumina and Chemicals in 2002 and was manager of Alcoa’s corporate financial analysis and planning group in 2001. He served as division controller for the Alcoa Forging business from 1998 to 2001.

Paul D. Thomas, 51, Executive Vice President – Alcoa and Group President, Alcoa Packaging and Consumer Products. Mr. Thomas was named to his current position in April 2006. He was named Executive Vice President – Alcoa, with responsibility for People, ABS and Culture in October 2004, and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, North American Fabricated Products in January 2003. He was named President of Alcoa Mill Products in 2001 and President of Alcoa’s Engineered Products business in January 1998. He was elected a Vice President of Alcoa in September 1998.

Helmut Wieser, 54, Executive Vice President – Alcoa and Group President, Global Rolled Products, Hard Alloy Extrusions & Asia. Mr. Wieser was elected an Alcoa Executive Vice President in November 2005 and was named Group President, Global Rolled Products, Hard Alloy Extrusions and Asia at that time. Mr. Wieser was named Group

President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat-rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, retirement, resignation or removal.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

a) The information required by Item 201(e) of Regulation S-K is set forth under the caption “Stock Performance Graphs” of the Annual Report. Such information is not incorporated by reference and shall not be deemed to be “filed”. Dividend per share data, high and low prices per share, the principal exchanges on which the company’s common stock is traded, and the estimated number of holders of common stock are set forth on page 81 of the Annual Report and are incorporated by reference.

c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31, 2007	15,980	$30.56	-	87,000,000
February 1 – February 28, 2007	2,031,109	$34.65	2,000,000	85,000,000
March 1 – March 31, 2007	553,153	$33.81	550,000	84,450,000
Total for quarter ended March 31, 2007	2,600,242	$34.45	2,550,000	84,450,000
April 1 – April 30, 2007	1,078,200	$34.92	1,050,000	83,400,000
May 1 – May 31, 2007	506,405	$37.85	200,000	83,200,000
June 1 – June 30, 2007	3,161,804	$40.54	2,996,146	80,203,854
Total for quarter ended June 30, 2007	4,746,409	$38.97	4,246,146	80,203,854
July 1 – July 31, 2007	5,095,727	$43.81	3,800,000	76,403,854
August 1 – August 31, 2007	25,400,000	$35.57	25,400,000	51,003,854
September 1 – September 30, 2007	6,498,828	$35.24	6,487,254	44,516,600
Total for quarter ended September 30, 2007	36,994,555	$36.57	35,687,254	44,516,600
October 1 – October 31, 2007	9,505,500	$37.96	9,505,500	164,945,986
November 1 – November 30, 2007	15,723,789	$37.31	15,723,789	149,222,197
December 1 – December 31, 2007	4,908	$37.66	-	149,222,197
Total for quarter ended December 31, 2007	25,234,197	$37.56	25,229,289	149,222,197

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. This new program supersedes the share repurchase program that was approved by Alcoa’s Board of Directors and publicly announced on January 19, 2007. That program authorized the repurchase of up to 87 million shares of Alcoa common stock of which almost 43 million shares had been repurchased through September 30, 2007. The shares repurchased through September 30, 2007 under the January 19, 2007 program count against the shares authorized for repurchase under the new program.

Item 6.  Selected Financial Data.

The comparative table showing selected financial data for the company is on page 24 of the Annual Report and is incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s review and comments on the consolidated financial statements are on pages 25 through 43 of the Annual Report and are incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information regarding quantitative and qualitative disclosures about market risk is on page 34 of the Annual Report and is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The company’s consolidated financial statements, the notes thereto, selected quarterly financial data and the report of the independent auditors are on pages 45 through 78 of the Annual Report and are incorporated by reference.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 44 of the Annual Report and is incorporated by reference.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is on page 45 of the Annual Report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” of the Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders[1]	58,923,160	[1]	$35.01	39,669,855	[2]
Equity compensation plans not approved by security holders[3,4]	0		0	0
Total	58,923,160	[1]	$35.01	39,669,855	[2]

[1]

Includes the 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP), Alcoa Stock Incentive Plan (approved by shareholders in 1999) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:

•	51,463,515 stock options
•	834,015 performance options (320,586 granted at target)
•	5,593,071 stock awards
•	1,032,559 performance share awards (396,625 granted at target)

[2]

The 2004 ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, contingent stock, performance shares and performance units and stock or other awards. The shares that remain available for issuance under the 2004 ASIP may be issued in connection with any one of these awards. Included in the 2004 ASIP approved plan were additional share reserves of 30 million stock options and stock appreciation rights and 10 million for other awards. In addition, the 2004 ASIP provides the following are available to grant under the 2004 ASIP: (i) shares subject to awards under the 2004 ASIP or prior plan that are forfeited, settled for cash, expire or otherwise terminate without issuance of shares and (ii) shares tendered in payment of the purchase price of an option award under the 2004 ASIP or prior plan or tendered or withheld to pay required withholding taxes. Table amounts are comprised of the following:

•	35,289,553 stock options and stock appreciation rights
•	4,380,302 other awards

[3]

In connection with its acquisitions of Alumax, Cordant Technologies Inc., Howmet and Reynolds, Alcoa assumed stock options outstanding under these companies’ stock option plans. An aggregate of 1,469,223 shares of Alcoa common stock are to be issued upon exercise of the outstanding options. The options have a weighted-average exercise price of $30.63. No grants of stock options under these plans have been made since the year of Alcoa’s acquisition of the particular company, nor will any such grants be made in the future.

[4]

The Alcoa Fee Continuation Plan for Non-Employee Directors, adopted in 1990, provided fee continuation payments for persons who met a minimum service requirement as a non-employee director. Each of the eligible participants (ten at December 31, 2007) was entitled to receive such cash and stock payments for life upon retirement from the Board based upon the cash retainer fee for directors and an annual stock grant under the company’s former Stock Plan for Non-Employee Directors. In 1995, the Board froze future annual payments to eligible directors at a maximum of $30,000 and 2,000 shares (or a lesser proportion based on service). In 2006, the Plan was amended to provide that all payments would be made in cash rather than stock and cash, at the equivalent value of the payments the eligible participants would have received in stock and cash. Prior to the 2006 Amendment, Alcoa’s practice had been to use treasury shares for the share payments. All current fees and other compensation for directors are outlined under the caption “Director Compensation” of the Proxy Statement.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership – Stock Ownership of Certain Beneficial Owners” and “– Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “Compensation Committee Report”), “Potential Payments upon Termination or Change in Control”, “Corporate Governance – Transactions with Directors’ Companies” of the Proxy Statement and is incorporated by reference.

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

Item 14.  Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2 – Proposal to Ratify the Independent Auditor – Audit and Non-Audit Fees” and “– Policy on Pre-Approval of Audit Services” of the Proxy Statement and in Attachment B (Pre-Approval Policies and Procedures adopted by the Audit Committee for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

                (1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 45 through 78 of the Annual Report and are incorporated by reference.

                (2) The following report and schedule should be read with the company’s consolidated financial statements in the Annual Report:

Report of PricewaterhouseCoopers LLP dated February 15, 2008 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2007, 2006 and 2005.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2007, 2006 and 2005.

                (3) Exhibits

Exhibit Number		Description*
3	(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2000.

3	(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 3 to the company’s Current Report on Form 8-K dated September 20, 2007.

4	(a).	Articles. See Exhibit 3(a) above.

4	(b).	By-Laws. See Exhibit 3(b) above.

4	(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4	(c)(1).	First Supplemental Indenture dated January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007.

10	(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited.

10	(g).	Five-Year Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated October 5, 2007.

10	(h).	Acquisition Agreement, dated December 21, 2007, between Alcoa Inc. and Rank Group Limited.

10	(i).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(i)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(i)(2).	Amendments to Alcoa Stock Acquisition Plan, effective January 1, 2005, incorporated by reference to exhibit 10(i)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(j).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(j)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(j)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10	(j)(3).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective December 31, 2007.

10	(k).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(k)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007.

10	(l).	Employees’ Excess Benefit Plan, Plan C, as amended and restated effective December 31, 2007.

10	(m).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10	(n).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(n)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(o).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(o)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(o)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(p).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(p)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(p)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(p)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(p)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(p)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(p)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(p)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007.

10	(q).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(r).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(s).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(t).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(u).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007.

10	(v).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(w).

Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number

1-3610) for the year ended December 31, 1998.

10	(w)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(w)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(w)(3).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2005, incorporated by reference to exhibit 10(x)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(x).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007.

10	(y).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(z).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(aa).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(bb).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(cc).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(dd).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(ee).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated January 10, 2005.

10	(ff).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(ff)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(ff)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(ff)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(gg).	Form of Executive Severance Agreement between Alcoa Inc. and Eligible Key Executives, incorporated by reference to exhibit 10(a) to the company’s Current Report on Form 8-K dated December 23, 2004.

10	(hh).	Description of Non-Employee Director Compensation incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10	(ii).	Executive Financial Planning Program, incorporated by reference to exhibit 10(oo) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(jj).	Income Tax Preparation Program, incorporated by reference to exhibit 10(pp) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(kk).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(ll).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(mm).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(nn).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K dated November 16, 2005.

10(oo).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K dated November 16, 2005.

10(pp).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(qq).	Summary of Expatriate Benefit Arrangements, incorporated by reference to exhibit 10(ss) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(rr).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(ss).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006.

10(tt).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007.

10(uu).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007, incorporated by reference to exhibit 10(vv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(vv).	Summary of Relocation Benefits for Paul D. Thomas, incorporated by reference to exhibit 10(ww) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(ww).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10(xx).	Executive Severance Agreement, dated February 15, 2008, between Alcoa Inc. and Klaus Kleinfeld.

12.	Computation of Ratio of Earnings to Fixed Charges.

13.	Portions of Alcoa’s 2007 Annual Report to Shareholders.

21.	Subsidiaries and Equity Entities of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit Nos. 10(i) through 10(xx) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alcoa Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 15, 2008 appearing in the 2007 Annual Report to Shareholders of Alcoa Inc. and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 15, 2008

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31,

(in millions)

Col. A	Col. B	Col.C		Col. D	Col. E
		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(A)	Deductions(B)	Balance at end of period
Allowance for doubtful accounts:

2007	$68	$9	$9	$14	$72

2006	$55	$9	$9	$5	$68

2005	$55	$7	$5	$12	$55

Income tax valuation allowance:

2007	$536	$(19)	$—	$—	$517

2006	$467	$120	$(14)	$37	$536

2005	$461	$20	$7	$21	$467

Notes:	(A	)	Amounts related to the allowance for doubtful accounts represent collections on accounts previously written off, acquisition/divestiture of subsidiaries and foreign currency translation adjustments. Amounts related to the income tax valuation allowance relate to goodwill adjustments.
	(B	)	Amounts related to the allowance for doubtful accounts are due to the write-off of uncollectible accounts. Amounts related to the income tax valuation allowance are primarily due to the utilization of tax loss carryforwards.

The financial information of all prior periods presented has been reclassified to reflect assets held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCOA INC.

February 15, 2008	By	/s/ Tony R. Thene
Tony R. Thene
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Alain J. P. Belda Alain J. P. Belda	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 15, 2008

/s/	Charles D. McLane, Jr. Charles D. McLane, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2008

Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Klaus Kleinfeld, James W. Owens, Henry B. Schacht, Ratan N. Tata, Franklin A. Thomas and Ernesto Zedillo, each as a Director, on February 15, 2008, by Donna C. Dabney, their Attorney-in-Fact.*

*By	/s/	Donna C. Dabney
Donna C. Dabney Attorney-in-Fact