Form 10-Q
period 2008-03-31
ALCOA INC
filed 2008-04-24
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2008, 815,082,636 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2008	2007
Sales (L)	$7,375	$7,908

Cost of goods sold (exclusive of expenses below)	5,892	6,007
Selling, general administrative, and other expenses	328	357
Research and development expenses	66	52
Provision for depreciation, depletion, and amortization (B)	319	304
Restructuring and other charges (E)	38	26
Interest expense	99	83
Other expenses (income), net (K)	58	(44)

Total costs and expenses	6,800	6,785

Income from continuing operations before taxes on income	575	1,123
Provision for taxes on income (N)	205	335

Income from continuing operations before minority interests’ share	370	788
Less: Minority interests’ share	67	115

Income from continuing operations	303	673
Loss from discontinued operations (D)	—	(11)

NET INCOME	$303	$662

EARNINGS (LOSS) PER COMMON SHARE (M)
Basic:
Income from continuing operations	$0.37	$0.77
Loss from discontinued operations	—	(0.01)

Net income	$0.37	$0.76

Diluted:
Income from continuing operations	$0.37	$0.77
Loss from discontinued operations	—	(0.02)

Net income	$0.37	$0.75

Dividends paid per common share	$.17	$.17

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$378	$483
Receivables from customers, less allowances of $70 in 2008 and $72 in 2007	3,048	2,602
Other receivables	541	451
Inventories (G)	3,679	3,326
Prepaid expenses and other current assets	1,248	1,224

Total current assets	8,894	8,086

Properties, plants, and equipment	32,829	31,601
Less: accumulated depreciation, depletion, and amortization	15,172	14,722

Properties, plants, and equipment, net	17,657	16,879

Goodwill	5,095	4,806
Investments (H)	3,133	2,038
Other assets	4,359	4,046
Assets held for sale (D)	261	2,948

Total assets	$39,399	$38,803

LIABILITIES
Current liabilities:
Short-term borrowings	$548	$569
Commercial paper	1,456	856
Accounts payable, trade	2,895	2,787
Accrued compensation and retirement costs	831	943
Taxes, including taxes on income	517	644
Other current liabilities	1,481	1,165
Long-term debt due within one year	54	202

Total current liabilities	7,782	7,166

Long-term debt, less amount due within one year	6,438	6,371
Accrued pension benefits	1,305	1,098
Accrued postretirement benefits	2,715	2,753
Other noncurrent liabilities and deferred credits	2,067	1,943
Deferred income taxes	524	545
Liabilities of operations held for sale (D)	63	451

Total liabilities	20,894	20,327

MINORITY INTERESTS	2,692	2,460

COMMITMENTS AND CONTINGENCIES (J)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,782	5,774
Retained earnings	13,063	13,039
Treasury stock, at cost	(3,823)	(3,440)
Accumulated other comprehensive loss	(189)	(337)

Total shareholders’ equity	15,813	16,016

Total liabilities and equity	$39,399	$38,803

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended
	March 31,
	2008	2007
CASH FROM OPERATIONS
Net income	$303	$662
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization (B)	319	304
Deferred income taxes	26	1
Equity income, net of dividends	(23)	(35)
Restructuring and other charges (E)	38	26
Losses (gains) from investing activities – asset sales (K)	1	(1)
Provision for doubtful accounts	4	3
Loss from discontinued operations (D)	—	11
Minority interests	67	115
Stock-based compensation	37	24
Excess tax benefits from stock-based payment arrangements	(3)	5
Other	(25)	(3)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(233)	(137)
(Increase) decrease in inventories	(238)	93
(Increase) in prepaid expenses and other current assets	(34)	(55)
Increase (decrease) in accounts payable, trade	4	(143)
(Decrease) in accrued expenses	(379)	(216)
(Decrease) in taxes, including taxes on income	(18)	(83)
Cash received on long-term aluminum supply contract	—	93
Pension contributions	(19)	(50)
Net change in noncurrent assets and liabilities	(127)	2
Decrease (increase) in net assets held for sale	12	(88)

CASH (USED FOR) PROVIDED FROM CONTINUING OPERATIONS	(288)	528
CASH USED FOR DISCONTINUED OPERATIONS	—	(1)

CASH (USED FOR) PROVIDED FROM OPERATIONS	(288)	527

FINANCING ACTIVITIES
Net change in short-term borrowings	(28)	38
Net change in commercial paper	600	(1,200)
Additions to long-term debt	3	2,024
Debt issuance costs (I)	(5)	(96)
Payments on long-term debt (I)	(159)	(353)
Common stock issued for stock compensation plans	22	82
Excess tax benefits from stock-based payment arrangements	3	(5)
Repurchase of common stock	(430)	(88)
Dividends paid to shareholders	(140)	(148)
Dividends paid to minority interests	(39)	(158)
Contributions from minority interests	118	114

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(55)	210

INVESTING ACTIVITIES
Capital expenditures	(748)	(783)
Acquisitions, net of cash acquired (F)	(276)	(13)
Acquisition of minority interest (F)	(15)	—
Proceeds from the sale of assets and businesses (F)	2,490	—
Additions to investments (H)	(1,215)	(26)
Net change in short-term investments and restricted cash	—	6
Other	(11)	(12)

CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	225	(828)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	5

Net change in cash and cash equivalents	(105)	(86)
Cash and cash equivalents at beginning of year	483	506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378	$420

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Shareholders’ Equity (unaudited)

(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at December 31, 2006	$55	$925	$5,817	$11,066	$(1,999)	$(1,233)	$14,631
Net income	—	—	—	662	—	—	662
Other comprehensive income (P)	—	—	—	—	—	259	259
Cash dividends:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.17 per share	—	—	—	(148)	—	—	(148)
Stock-based compensation	—	—	24	—	—	—	24
Common stock issued: compensation plans	—	—	(51)	—	134	—	83
Repurchase common stock	—	—	—	—	(88)	—	(88)

Balance at March 31, 2007	$55	$925	$5,790	$11,579	$(1,953)	$(974)	$15,422

Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$16,016
Net income	—	—	—	303	—	—	303
Other comprehensive income (P)	—	—	—	—	—	148	148
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	(1)
Common @ $0.34 per share	—	—	—	(278)	—	—	(278)
Stock-based compensation	—	—	37	—	—	—	37
Common stock issued: compensation plans	—	—	(29)	—	47	—	18
Repurchase common stock	—	—	—	—	(430)	—	(430)

Balance at March 31, 2008	$55	$925	$5,782	$13,063	$(3,823)	$(189)	$15,813

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The Consolidated Financial Statements (the “Financial Statements”) of Alcoa Inc. and its subsidiaries (“Alcoa” or the “company”) are unaudited. The Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2007 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes all disclosures required by accounting principles generally accepted in the United States of America. Certain amounts in the prior period Statement of Consolidated Cash Flows have been reclassified to conform to the current period presentation.

B. Properties, Plants, and Equipment – During the first quarter of 2008, Alcoa completed a review of the estimated useful lives of its alumina refining and aluminum smelting facilities. Such a review was performed because considerable engineering data and other information (readily available due to the recent construction of the Iceland smelter as well as various expansions and other growth projects in-process or completed over the past two years) indicated that the useful lives of many of the assets in these businesses were no longer appropriate. As a result of this review, for the majority of its refining and smelting locations, Alcoa extended the useful lives of structures to an average of 26 and 32 years (previously 23 and 29 years), respectively, and machinery and equipment to an average of 27 and 20 years (previously 17 and 19 years), respectively. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the three months ended March 31, 2008, Depreciation, depletion, and amortization expense was $3 (after tax and minority interests) less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per share for the three months ended March 31, 2008 was less than $0.01. Alcoa is performing a similar study related to its facilities in the Flat-Rolled Products and Engineered Products and Solutions segments and expects to complete this analysis mid-to-late 2008.

C. Recently Adopted and Recently Issued Accounting Standards – On January 1, 2008, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Alcoa already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On January 1, 2008, Alcoa adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Consolidated Balance Sheet, and financial liabilities, had no impact on the Financial Statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to pension plan assets, nonfinancial assets, and nonfinancial liabilities, on the Financial Statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The following section describes the valuation methodologies used by Alcoa to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

Available-for-sale securities. Alcoa uses quoted market prices to determine the fair value of available-for-sale securities. These financial instruments consist of exchange-traded fixed income and equity securities, and are classified in Level 1 of the fair value hierarchy.

Derivative contracts. Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of aluminum, interest rate, commodity (principally energy-related), and foreign currency contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

For certain derivative contracts whose fair values are based upon trades in liquid markets, such as aluminum options, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

Alcoa has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for swaps). For periods beyond the term of quoted market prices for aluminum, Alcoa uses a macroeconomic model that estimates the long-term price of aluminum based on anticipated changes in worldwide supply and demand. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3).

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$81	$—	$—	$81
Derivative contracts	190	125	40	355

Total assets	$271	$125	$40	$436

Liabilities:
Derivative contracts	$240	$260	$486	$986

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Balance at January 1, 2008	$408
Total realized/unrealized gains or (losses) included in:
Sales	(12)
Cost of goods sold	4
Other comprehensive income	46
Purchases, sales, issuances, and settlements	—
Transfers in and (or) out of Level 3	—

Balance at March 31, 2008	$446

Total gains or (losses) included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at March 31, 2008:
Sales	$(12)
Cost of goods sold	4

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $446 as of March 31, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their recognized gains and losses are included in Sales on the accompanying Statement of Consolidated Income. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to our power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses recognized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Income. The positions on hand at March 31, 2008 did not result in any unrealized gains in the accompanying Statement of Consolidated Income.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of March 31, 2008, the obligation to return cash collateral in the amount of $23 was netted against the fair value of derivative contracts in the accompanying Consolidated Balance Sheet of which $14 was netted against the current portion of derivative contract assets included in Prepaid expenses and other current assets and $9 was netted against the current portion of derivative contract liabilities included in Other current liabilities. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

On January 1, 2008, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The adoption of EITF 06-10 had no impact on the Financial Statements.

On January 1, 2008, Alcoa adopted Statement 133 Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying the provisions of Issue E23 on hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met the provisions of Issue E23 as of their original inception. Management performed such an assessment and determined that the adoption of Issue E23 had no impact on preexisting hedging arrangements. Alcoa will apply the provisions of Issue E23 on future hedging arrangements so designated.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Alcoa on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Alcoa on January 1, 2009. Management is currently evaluating the potential impact of SFAS 160 on the Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for Alcoa for any business combination with an acquisition date on or after January 1, 2009. Management is currently evaluating the potential impact of SFAS 141(R) on the Financial Statements.

D. Discontinued Operations and Assets Held for Sale – For the first quarter of 2008, there were no businesses classified as discontinued operations. For the first quarter of 2007, businesses classified as discontinued operations in the accompanying Statement of Consolidated Income include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K.

The following table details selected financial information for the businesses included within discontinued operations:

	First quarter ended
	March 31,
	2008	2007
Sales	$—	$—

Loss from operations	$—	$(1)
Loss on sale of businesses	—	(16)

Total pretax loss	—	(17)
Benefit for income taxes	—	6

Loss from discontinued operations	$—	$(11)

In the first quarter of 2007, Alcoa recorded a loss of $11 (after tax) from discontinued operations primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K. Additionally, the assets and related liabilities of the businesses within the Packaging and Consumer segment and a soft alloy extrusion facility in the U.S. that was not contributed to the Sapa AB joint venture were also classified as held for sale as of December 31, 2007. In February 2008, Alcoa completed the sale of the businesses within the Packaging and Consumer segment (see Note F for additional information). There are a small number of facilities that still require regulatory and other approvals, therefore, the assets and related liabilities of such facilities were still classified as held for sale as of March 31, 2008.

The major classes of assets and liabilities of operations held for sale are as follows:

	March 31, 2008	December 31, 2007
Assets:
Receivables, less allowances	$38	$308
Inventories	44	377
Properties, plants, and equipment, net	179	738
Goodwill	—	1,094
Intangibles	—	375
Other assets	—	56

Assets held for sale	$261	$2,948

Liabilities:
Accounts payable, trade	$47	$304
Accrued expenses	10	114
Other liabilities	6	33

Liabilities of operations held for sale	$63	$451

E. Restructuring and Other Charges – In the first quarter of 2008, Alcoa recorded restructuring and other charges of $38 ($30 after-tax and minority interests), which were comprised of a $36 ($28 after-tax) loss on the sale of the packaging and consumer businesses (see Note F for additional information) and $2 ($2 after-tax and minority interests) in net charges associated with previously approved restructuring programs. In the first quarter of 2007, Alcoa recorded restructuring and other charges of $26 ($18 after-tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. This net charge consisted primarily of accelerated depreciation associated with the shutdown of certain facilities in 2007. Restructuring and other charges are not included in the segment results.

As of March 31, 2008, approximately 1,700 of the 6,300 employees associated with the 2007 restructuring program have been terminated. Also, there are approximately 2,200 employees remaining under the 2006 restructuring program who have yet to be terminated. Most of the remaining employees related to the 2006 restructuring program are associated with a North American automotive facility originally scheduled for closure at the end of 2007. Due to a customer agreement, Alcoa agreed to keep the facility open until mid-2008 as a result of delays incurred by this customer’s new supplier. For further details on the 2007 and 2006 restructuring programs, see Note D to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2008, cash payments of $26 and $5 were made against total reserves related to the 2007 and 2006 restructuring programs, respectively. The remaining reserves are expected to be paid in cash during 2008, with the exception of approximately $35 to $40, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2006	$153	$40	$193

2007:
Cash payments	(101)	(13)	(114)
Restructuring charges	88	22	110
Reversals of previously recorded restructuring charges	(25)	(7)	(32)

Reserve balances at December 31, 2007	115	42	157

2008:
Cash payments	(26)	(10)	(36)
Restructuring charges	1	2	3
Other	3	—	3

Reserve balances at March 31, 2008	$93	$34	$127

F. Acquisitions and Divestitures – On February 29, 2008, Alcoa completed the sale of its packaging and consumer businesses to Rank Group Limited (Rank). Alcoa received $2,490 in cash in exchange for a combination of assets and shares of stock in certain subsidiaries, and recognized a loss of $36 ($28 after-tax) on the sale mainly as a result of changes in the net book value of the businesses and additional transaction costs. The loss on the sale was recorded in Restructuring and other charges on the accompanying Statement of Consolidated Income (see Note E for additional information). This transaction is subject to certain post-closing adjustments as defined in the sale agreement. Also, a discrete income tax charge of $28 was recognized due to the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated. Additional cash proceeds of approximately $200 are expected in April 2008 upon receiving regulatory and other approvals for a small number of facilities (see Note Q for additional information). As of March 31, 2008, the assets and related liabilities of such facilities are classified as held for sale on the accompanying Consolidated Balance Sheet (see Note D for additional information). Alcoa will sell metal to Rank under a supply agreement that was entered into in conjunction with the sale agreement in December 2007. This metal supply agreement constitutes continuing involvement in the sold businesses by Alcoa, and, therefore, the results of operations of the packaging and consumer businesses were not classified as discontinued operations.

The Packaging and Consumer segment generated sales of $3,288 in 2007 and had approximately 9,300 employees in 22 countries. The Packaging and Consumer segment will no longer contain any operations once the previously mentioned regulatory and other approvals are provided. The following is a description of the four businesses that were included in this segment:

•

Flexible Packaging, manufacturers of laminated, printed, and extruded non-rigid packaging materials such as pouch, blister packaging, unitizing films, high quality shrink labels, and foil lidding for the pharmaceutical, food and beverage, tobacco, and industrial markets;

•	Closure Systems International, a leading global manufacturer of plastic and aluminum packaging closures and capping equipment for beverage, food, and personal care customers;

•	Consumer Products, a leading manufacturer of branded and private label foil, wraps and bags, and includes the Reynolds® and Baco® branded products;

•	Food Packaging, makers of stock and customer products for the foodservice, supermarket, food processor, and agricultural markets, including foil, film, and both plastic and foil food containers.

On March 3, 2008, Alcoa acquired the remaining outstanding minority interest of four percent in the Belaya Kalitva fabricating facility in Russia for $15 in cash. Based on the allocation of the purchase price, Alcoa recorded $5 in goodwill, all of which is expected to be non-deductible for tax purposes.

On March 12, 2008, Alcoa acquired the stock of Republic Fastener Manufacturing Corporation (“Republic”) and Van Petty Manufacturing (“Van Petty”) from The Wood Family Trust for $276 in cash. The two aerospace fastener manufacturing businesses are located in Newbury Park, California, and employ a combined 240 people. Republic offers a wide variety of sheet metal and aerospace fasteners and Van Petty produces high performance precision aerospace fasteners, and, combined, the businesses had revenue of $51 in 2007. These businesses will be included in the Engineered Products and Solutions segment. Based on the current purchase price allocation, $246 of goodwill was recorded for these transactions, all of which is expected to be deductible for tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, which will be completed by the end of 2008.

On March 31, 2008, Alcoa received formal approval from regulators in China for the acquisition of the 27% outstanding minority interest in Alcoa Bohai Aluminum Industries Company Limited. Alcoa and the minority interest partner are in negotiations to determine the final purchase price and terms of the acquisition. The transaction is expected to be completed in the second quarter of 2008.

G. Inventories

	March 31, 2008	December 31, 2007
Finished goods	$937	$849
Work in process	1,123	1,044
Bauxite and alumina	681	652
Purchased raw materials	688	547
Operating supplies	250	234

	$3,679	$3,326

Approximately 40% of total inventories at March 31, 2008 and December 31, 2007 were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,115 and $1,069 higher at March 31, 2008 and December 31, 2007, respectively.

H. Investments – On February 1, 2008, Alcoa joined with the Aluminum Corporation of China to acquire 12% of the U.K. common stock of Rio Tinto plc (RTP) for approximately $14,000. The investment was made through a special purpose vehicle called Shining Prospect Pte. Ltd. (SPPL), which is a private limited liability company, created solely for the purpose of acquiring the RTP shares. The RTP shares were purchased by SPPL on the open market through an investment broker. The following is a description of the transaction structure between Alcoa and SPPL and the related accounting impacts.

On February 6, 2008, Alcoa contributed $1,200 of the $14,000 through the purchase of a Convertible Senior Secured Note (the “Note”) executed on January 30, 2008 by SPPL which is convertible into approximately 8.5% of the equity shares of SPPL. Under the Note, Alcoa has the right, at any time on or before the close of business on the maturity date of the Note (February 1, 2011), to convert the Note, in whole or in part, for a number of shares of SPPL that will result in Alcoa having a debt to equity ratio in SPPL equal to the debt to equity ratio of all investors, in the aggregate, in SPPL. The unpaid principal amount of the Note will be proportionately reduced to reflect any conversion. The Note further provides that Alcoa is permitted at any time to increase the number of shares of SPPL which Alcoa would acquire on full conversion of the Note up to a maximum of 25% of the outstanding shares of SPPL by increasing the unpaid outstanding principal of the Note or acquiring shares of SPPL directly.

Additionally, under the Note, Alcoa has the right, at any time following the period ending six months from the issuance date of the Note or upon the liquidation or winding-up of SPPL, to require SPPL to either (i) distribute, in exchange for cancellation of the Note and any equity interests into which it may have been converted, to Alcoa a specified number of ordinary shares of RTP (the “Ordinary Shares”) or (ii) to purchase Alcoa’s debt and equity interest in SPPL at a price equal to the then-current market value of such specified number of Ordinary Shares.

The Note provides that SPPL will secure the principal, interest, and other obligations of SPPL to Alcoa under the Note with the number of Ordinary Shares it purchases with the proceeds it received from the issuance of the Note.

Alcoa’s investment in SPPL through the Note is in-substance an investment in common stock of SPPL. Additionally, investments of three to five percent or greater in limited liability companies that are essentially equivalent to partnerships are considered to be more than minor, and, therefore, are accounted for under the equity method. As a result, Alcoa accounted for its $1,200 investment in SPPL as an equity method investment. In the first quarter of 2008, Alcoa recorded $7 in equity income which represents Alcoa’s share of the quarterly dividends that SPPL received as a shareholder of RTP. Also, Alcoa recorded a $91 unrealized loss in other comprehensive income in the 2008 first quarter representing its share of SPPL’s total unrealized loss related to the decrease in fair value of the RTP shares, which are accounted for as available-for-sale securities by SPPL.

I. Debt – On January 24, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-1) with two financial institutions. RCA-1 provided a $1,000 senior unsecured revolving credit facility (RCF-1), with a stated maturity of March 28, 2008. RCA-1 contained a provision that if there were amounts borrowed under RCF-1 at the time Alcoa received the proceeds from the sale of the packaging and consumer businesses, the company must use the net cash proceeds to prepay the amount outstanding under RCF-1. Additionally, upon Alcoa’s receipt of such proceeds, the lenders’ commitments under RCF-1 would be reduced by a corresponding amount, up to the total commitments then in effect under RCF-1, regardless of whether there was an amount outstanding under RCF-1. On February 12, 2008, Alcoa borrowed $1,000 under RCF-1 and used the proceeds to reduce outstanding commercial paper and for general corporate purposes. As disclosed in Note F, Alcoa completed the sale of its packaging and consumer businesses on February 29, 2008 for $2,490 in cash. As a result, on February 29, 2008, Alcoa repaid the $1,000 under RCF-1, and the lenders’ commitments under RCF-1 were reduced to zero effectively terminating RCA-1.

On January 31, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with a financial institution. RCA-2 provides a $1,000 senior unsecured revolving credit facility (RCF-2), which matures on January 31, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.93% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs. Amounts payable under RCF-2 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. As of March 31, 2008, there was no amount outstanding under RCF-2.

RCA-2 includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation, or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

The obligation of Alcoa to pay amounts outstanding under RCF-2 may be accelerated upon the occurrence of an “Event of Default” as defined in RCA-2. Such Events of Default include, among others, (a) Alcoa’s failure to pay the principal of, or interest on, borrowings under RCF-2, (b) any representation or warranty of Alcoa in RCA-2 proving to be materially false or misleading, (c) Alcoa’s breach of any of its covenants contained in RCA-2, and (d) the bankruptcy or insolvency of Alcoa.

On March 10, 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of March 31, 2008, no securities were issued under the new shelf registration statement.

In March 2008, Alcoa Alumínio S.A. (Alumínio) entered into two separate loan agreements (the “Loans”) with BNDES (Brazil’s National Bank for Economic and Social Development). It is important to note that the interest rates presented below are based on amounts that will be borrowed in Brazil and are not equivalent to the interest rates Alcoa would pay if such amounts were borrowed in the U.S.

The first loan provides for a commitment of $284 (R$500), which is divided into five subloans, and will be used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans (R$470) is equal to BNDES’ long-term interest rate, currently 6.25%, plus a weighted-average margin of 2.13%. Interest on the fifth subloan (R$30) is equal to the average cost incurred by BNDES in raising capital outside of Brazil, currently 6.00%, plus a margin of 2.40%. Principal and interest are payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling R$470 and beginning in November 2009 and ending in January 2015 for the subloan totaling R$30. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

The second loan provides for a commitment of $373 (R$650), which is divided into three subloans, and will be used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans (R$589) is equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.99%. Interest on the third subloan (R$61) is equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a margin of 2.02%. Principal and interest are payable monthly beginning in December 2009 and ending in February 2015 for the two subloans totaling R$589 and beginning in February 2010 and ending in April 2015 for the subloan totaling R$61. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

The Loans may be repaid early without penalty with the approval of BNDES. Also, the Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower. As of March 31, 2008, no amounts were borrowed under the Loans (see Note Q for additional information).

J. Commitments and Contingencies

Litigation

On February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and committed fraud. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs. Alba seeks treble damages with respect to its RICO claims.

On February 26, 2008, Alcoa Inc. had advised the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”) that it had recently become aware of these claims, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation and Alcoa has been cooperating with the government.

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. The litigation and the DOJ investigation are in their preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, as this litigation is in its preliminary stages, the company is unable to reasonably predict the outcome.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 33 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2009 or later.

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation has been reserved. It is reasonably possible that an additional liability, not expected to exceed $75, may be incurred if actual experience varies from the original assumptions used.

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. In 2007, the EPA temporarily suspended its final review of the feasibility study based on Alcoa’s request for additional time to fully explore site redevelopment and material use options. Ultimately, the EPA’s selection of a remedy could result in additional liability, and Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008 or later.

Based on the foregoing, it is possible that Alcoa’s financial position, liquidity, or results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a materially adverse effect on the financial position, liquidity, or the results of operations of the company.

Alcoa’s remediation reserve balance was $280 and $279 at March 31, 2008 and December 31, 2007 (of which $51 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2008, the remediation reserve was increased by $5 in liabilities associated with various locations. Payments related to remediation expenses applied against the reserve were $4 in the first quarter of 2008. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Other

Alumínio is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

Alumínio committed to taking a share of the output of the Machadinho and Barra Grande projects each for 30 years at cost (including cost of financing the project). In the event that other participants in either one of these projects fail to fulfill their financial responsibilities, Alumínio may be required to fund a portion of the deficiency. In accordance with the respective agreements, if Alumínio funds any such deficiency, its participation and share of the output from the respective project will increase proportionately.

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $248 and $241 at March 31, 2008 and December 31, 2007, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $575, which represents Alcoa’s investment and guarantees of debt as of March 31, 2008.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Based on the Brazilian real to U.S. dollar exchange rate as of March 31, 2008, total estimated project costs are approximately $2,000 and Alumínio’s share is approximately $500. As of March 31, 2008, Alumínio has contributed $64 towards the $500 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September of 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Based on the Brazilian real to U.S. dollar exchange rate as of March 31, 2008, total estimated project costs are approximately $450 and Alumínio’s share is approximately $160. As of March 31, 2008, Alumínio has contributed $48 towards the $160 commitment.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $76 (no contribution was made in the 2008 first quarter) and committed to invest an additional $74 to be paid as the pipeline expands through 2011. In March 2008, additional equity contributions of $38 were approved to support further expansion of the gas transmission capacity. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $440 as of March 31, 2008. The increase in the exposure to loss since December 31, 2007 is due to the increase in the additional contribution commitment and the continued deterioration of the U.S. dollar, as these amounts are transacted in Australian dollars.

In July 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $22 (pretax) per month in higher power costs at its Italian smelters. The estimated total potential impact has increased since 2007 due to the weakening of the U.S. dollar, as the liability would be payable in Euros in the event of a negative outcome. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until mid to late 2008. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved late in 2008.

In January 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. Therefore, it is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $12 (pretax). The estimated total potential impact has increased since 2007 due to the weakening of the U.S. dollar, as the liability would be payable in Euros in the event of a negative outcome. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is not expected until late in 2008. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

K. Other (Expenses) Income, Net

	First quarter ended
	March 31,
	2008	2007
Equity income	$28	$23
Interest income	14	16
Foreign currency (losses) gains, net	(47)	7
(Losses) gains from asset sales	(1)	1
Other expenses, net	(52)	(3)

	$(58)	$44

In the first quarter of 2008, Other expenses, net includes mark-to-market losses on energy and other derivative contracts and losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets.

L. Segment Information – In the first quarter of 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment, and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where total Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

Alcoa’s reportable segments, as reclassified for assets held for sale, are as follows (differences between segment totals and consolidated totals are in Corporate):

First quarter ended March 31, 2008	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$680	$1,877	$2,492	$1,772	$497	$7,318
Intersegment sales	667	1,105	77	—	—	1,849

Total sales	$1,347	$2,982	$2,569	$1,772	$497	$9,167

Profit and loss:
Equity income	$2	$9	$—	$—	$—	$11
Depreciation, depletion, and amortization	74	124	60	42	—	300
Income taxes	57	116	22	56	10	261
After-tax operating income (ATOI)	169	307	41	138	11	666

First quarter ended March 31, 2007
Sales:
Third-party sales	$645	$1,633	$2,467	$1,676	$736	$7,157
Intersegment sales	579	1,477	65	—	—	2,121

Total sales	$1,224	$3,110	$2,532	$1,676	$736	$9,278

Profit and loss:
Equity income	$1	$22	$—	$—	$—	$23
Depreciation, depletion, and amortization	56	95	60	41	30	282
Income taxes	100	214	31	49	7	401
ATOI	260	504	60	105	19	948

The following table reconciles total segment ATOI to consolidated net income:

	First quarter ended
	March 31,
	2008	2007
Total segment ATOI	$666	$948
Unallocated amounts (net of tax):
Impact of LIFO	(31)	(27)
Interest income	9	11
Interest expense	(64)	(54)
Minority interests	(67)	(115)
Corporate expense	(82)	(86)
Restructuring and other charges	(30)	(18)
Discontinued operations	—	(11)
Other	(98)	14

Consolidated net income	$303	$662

The following table details segment assets:

	March 31,	December 31,
	2008	2007
Alumina	$7,460	$6,875
Primary Metals	12,564	11,858
Flat-Rolled Products	6,416	6,048
Engineered Products and Solutions	6,405	5,859

Total segment assets	$32,845	$30,640

M. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	First quarter ended
	March 31,
	2008	2007
Income from continuing operations	$303	$673
Less: preferred stock dividends	1	—

Income from continuing operations available to common shareholders	$302	$673

Average shares outstanding – basic	818	869
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	7	7

Average shares outstanding – diluted	825	876

Options to purchase 21 million and 45 million shares of common stock at a weighted average exercise price of $41.23 and $38.06 per share were outstanding as of March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the first quarter of 2008 and 2007 was 35.7% and 29.8%, respectively. The rate for the 2008 first quarter differs slightly from the U.S. federal statutory rate of 35% primarily due to a discrete income tax charge of $28 recognized as a result of the allocation of the proceeds from the sale of the packaging and consumer businesses to higher tax rate jurisdictions as opposed to the allocation previously contemplated (see Note F for additional information), mostly offset by lower taxes on foreign income. The rate for the 2007 first quarter differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income.

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Pension benefits		Postretirement benefits
First quarter ended March 31,	2008	2007	2008	2007
Service cost	$45	$49	$7	$7
Interest cost	172	164	48	49
Expected return on plan assets	(206)	(195)	(4)	(4)
Amortization of prior service cost	4	4	(3)	(1)
Recognized actuarial loss	23	32	12	14
Curtailment / Settlement	13	—	3	—

Net periodic benefit cost	$51	$54	$63	$65

As disclosed in Note F, Alcoa completed the sale of its packaging and consumer businesses to Rank on February 29, 2008. As a result, Alcoa recognized curtailment losses as prescribed under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (SFAS 88) and SFAS 106 related to certain U.S. and non-U.S. pension and postretirement benefit plans due to the significant reduction in the expected aggregate years of future service of the employees of the packaging and consumer businesses. In the first quarter of 2008, Alcoa recorded net curtailment losses of $2 and $3 related to its pension plans and postretirement benefit plans, respectively. The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

The remeasurement of these pension and postretirement benefit plans generated an increase in 2008 annual net periodic benefit cost for pension plans of $23, of which $2 was recognized in the first quarter, and a decrease in 2008 annual net periodic benefit cost for postretirement benefit plans of $8, of which $1 was recognized in the first quarter. The remaining cost increase for pension plans of $21 and the remaining cost decrease for postretirement benefit plans of $7 will be recognized ratably over the remaining three quarters in 2008. Also, the pension plans’ PBO and plan assets decreased by $26 and $248, respectively, and the postretirement benefit plans’ APBO and plan assets decreased by $39 and $10 due to the remeasurement.

As part of the sale of the packaging and consumer businesses, Rank assumed the obligations of certain other U.S. and non-U.S. pension plans with PBOs of $59 and plan assets of $37. Rank’s assumption of these obligations resulted in a settlement of the pension plan obligations for Alcoa. The settlement of these obligations was accounted for under the provisions of SFAS No. 88 resulting in the recognition of previously deferred actuarial losses in the amount of $11 in the 2008 first quarter. Also, Alcoa will record $2 less in 2008 annual net periodic benefit cost over the remaining three quarters due to the settlement of these pension plans (the decrease in the 2008 first quarter was less than one million dollars).

Also, in the first quarter of 2008, Alcoa recorded a charge of $219 ($143 after-tax) for pension plans and a credit of $20 ($13 after-tax) for postretirement benefit plans to accumulated other comprehensive loss in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” due to the remeasurement of the curtailed and settled plans. In addition, a charge of $16 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D Prescription Drug Subsidy.

P. Comprehensive Income

	First quarter ended
	March 31,
	2008	2007
Net income	$303	$662
Other comprehensive (loss) income, net of tax and minority interests:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	(111)	32
Foreign currency translation adjustments	566	157
Unrealized holding (losses) gains on available-for-sale securities	(91)	64
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	(257)	(6)
Net amount reclassified to income	41	12

Net unrecognized (losses) gains on derivatives	(216)	6

Comprehensive income	$451	$921

Q. Subsequent Events – On April 1, 2008, Alcoa received additional cash proceeds of $143 as part of the sale of the packaging and consumer businesses upon receiving regulatory and other approvals for a certain number of facilities. Further proceeds are expected at the end of April 2008. See Note F for additional information.

On April 10, 2008, Alumínio borrowed $179 (R$300) under the loan associated with the Juruti bauxite mine development (see Note I for additional information).

On April 23, 2008, Fitch Ratings (Fitch) changed their long-term debt rating of Alcoa from A- to BBB+ as a result of higher than expected debt levels and financial leverage. The current outlook was upgraded from negative to stable as Fitch cited current aluminum market conditions and Alcoa’s operating flexibility.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2008, and the related statements of consolidated income, shareholders’ equity and consolidated cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of Alcoa’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related statements of consolidated income, shareholders’ equity and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 21, 2008

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

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Forward-Looking Statements

Certain statements in this report under this caption and elsewhere relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “company”) to be different from those expressed or implied in the forward-looking statements. For a discussion of some of the specific factors that may cause such a difference, see Note J to the Consolidated Financial Statements; the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risks; and Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2007. Alcoa disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Results of Operations

Selected Financial Data:

	First quarter ended
	March 31,
	2008	2007
Sales	$7,375	$7,908

Income from continuing operations	$303	$673
Loss from discontinued operations	—	(11)

Net income	$303	$662

Earnings per common share:
Diluted – Income from continuing operations	$0.37	$0.77
Diluted – Net income	0.37	0.75

Shipments of aluminum products (kmt)	1,357	1,365
Shipments of alumina (kmt)	1,995	1,877

Alcoa’s average realized price per metric ton of aluminum	$2,801	$2,902

Income from continuing operations was $303, or $0.37 per diluted share, in the first quarter of 2008 compared with $673, or $ 0.77 per share, in the first quarter of 2007. Income from continuing operations in the 2008 first quarter declined $370, or 55%, compared to the corresponding period in 2007 primarily due to lower realized prices for alumina and aluminum; significantly higher costs for raw materials and energy; continued unfavorable foreign currency movements; the absence of the soft alloy extrusion business in the 2008 first quarter and the absence of most of the businesses within the Packaging and Consumer segment for one month in the 2008 first quarter; and a discrete income tax charge related to the sale of the businesses within the Packaging and Consumer segment. These negative impacts were somewhat offset by productivity improvements and the absence of certain costs incurred in the 2007 first quarter associated with facilities in Rockdale, TX; Ferndale, WA; and Guinea.

Net income for the first quarter of 2008 was $303, or $0.37 per share, compared with $662, or $0.75 per share, for the corresponding period in 2007. Net income in the 2007 first quarter included a loss from discontinued operations of $11, primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business.

Sales for the first quarter of 2008 decreased $533, or 7%, compared with the same period in 2007. The decline was driven by the absence of sales from the soft alloy extrusion business in the 2008 first quarter ($659 in the 2007 first quarter), the absence of one month of sales from most of the businesses within the Packaging and Consumer segment in the 2008 first quarter ($248 in the 2007 first quarter), and lower realized prices for alumina and aluminum, all of which were partially offset by an increase in volumes across all segments.

Cost of goods sold (COGS) as a percentage of sales was 79.9% in the first quarter of 2008 compared with 76.0% in the first quarter of 2007. The percentage was negatively impacted by continued increases in raw materials, energy, freight, and other input costs and unfavorable foreign currency movements due to a significantly weaker U.S. dollar. These items were partially offset by the absence of the soft alloy extrusion business in the 2008 first quarter (96.8% in the 2007 first quarter); the absence of most of the businesses within the Packaging and Consumer segment for one month in the 2008 first quarter (82.9% in the 2007 first quarter); productivity improvements in most of the businesses within the Engineered Products and Solutions segment; and the absence of certain costs incurred in the 2007 first quarter associated with the shutdown of one of the potlines in Rockdale, the national labor strike in Guinea, and the restart of one of Intalco’s smelter lines (collectively, $48).

Selling, general administrative, and other expenses (SG&A) decreased $29 in the first quarter of 2008 compared with the corresponding period in 2007. The decline was primarily due to the absence of the soft alloy extrusion business in the 2008 first quarter ($19 in the 2007 first quarter) and the absence of most of the businesses within the Packaging and Consumer segment for one month in the 2008 first quarter ($18 in the 2007 first quarter). SG&A as a percentage of sales decreased from 4.5% in the 2007 first quarter to 4.4% in the 2008 first quarter.

Restructuring and other charges in the first quarter of 2008 were $38 ($30 after-tax and minority interests), which were comprised of a $36 ($28 after-tax) loss on the sale of the packaging and consumer businesses and $2 ($2 after-tax and minority interests) in net charges associated with previously approved restructuring programs. Restructuring and other charges in the first quarter of 2007 were $26 ($18 after-tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. This net charge consisted primarily of accelerated depreciation associated with the shutdown of certain facilities in 2007.

As of March 31, 2008, approximately 1,700 of the 6,300 employees associated with the 2007 restructuring program have been terminated. Also, there are approximately 2,200 employees remaining under the 2006 restructuring program who have yet to be terminated. Most of the remaining employees related to the 2006 restructuring program are associated with a North American automotive facility originally scheduled for closure at the end of 2007. Due to a customer agreement, Alcoa agreed to keep the facility open until mid-2008 as a result of delays incurred by this customer’s new supplier.

In the first quarter of 2008, cash payments of $26 and $5 were made against total reserves related to the 2007 and 2006 restructuring programs, respectively. The remaining reserves are expected to be paid in cash during 2008, with the exception of approximately $35 to $40, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

	First quarter ended
	March 31,
	2008	2007
Alumina	$—	$—
Primary Metals	1	2
Flat-Rolled Products	(2)	(19)
Engineered Products and Solutions	—	(4)
Packaging and Consumer	(36)	(6)

Segment total	(37)	(27)
Corporate	(1)	1

Total restructuring and other charges	$(38)	$(26)

Interest expense rose $16, or 19%, in the first quarter of 2008 compared with the first quarter of 2007. The increase was mostly due to a higher average debt level in the 2008 first quarter and a decrease ($9) in the amount of interest capitalized on construction projects in the 2008 first quarter, mainly as a result of placing growth projects, such as the Iceland smelter and the Norway anode facility, into service during 2007.

Other income, net declined $102 in the first quarter of 2008 compared with the corresponding period of 2007. The decrease was principally due to unfavorable foreign currency impacts as a result of a weaker U.S. dollar, increased mark-to-market losses on energy and other derivative contracts, and losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets.

The effective tax rate for the first quarter of 2008 and 2007 was 35.7% and 29.8%, respectively. The rate for the 2008 first quarter differs slightly from the U.S. federal statutory rate of 35% primarily due to a discrete income tax charge of $28 recognized as a result of the allocation of the proceeds from the sale of the packaging and consumer businesses to higher tax rate jurisdictions as opposed to the allocation previously contemplated, mostly offset by lower taxes on foreign income. The rate for the 2007 first quarter differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income.

Minority interests’ share of income from continuing operations for the first quarter of 2008 decreased $48, or 42%, compared with the same period in 2007. The decline was principally due to lower earnings at Alcoa World Alumina and Chemicals (AWAC) driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar and continued increases in raw materials and energy costs.

Segment Information

In the first quarter of 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment, and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where total Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

I. Alumina

	First quarter ended March 31,
	2008	2007
Alumina production (kmt)	3,870	3,655
Third-party alumina shipments (kmt)	1,995	1,877

Third-party sales	$680	$645
Intersegment sales	667	579

Total sales	$1,347	$1,224

After-tax operating income (ATOI)	$169	$260

Third-party sales for the Alumina segment rose 5% in the first quarter of 2008 compared with the corresponding period in 2007. The improvement was primarily due to a 6% increase in volume, partially offset by a 7% decline in realized prices driven by lower LME prices.

Intersegment sales increased 15% in the first quarter of 2008 compared with the first quarter of 2007 mostly due to higher volumes.

ATOI for this segment declined 35% in the first quarter of 2008 compared to the same period in 2007 principally as a result of unfavorable foreign currency movements due to a weak U.S. dollar, continued higher energy costs, and significant increases in raw materials and other costs, including freight. These negative impacts were slightly offset by the absence of certain costs incurred in the 2007 first quarter associated with the national labor strike in Guinea.

In the second quarter of 2008, a positive impact from higher pricing is expected and continued cost pressures and currency risk are anticipated.

II. Primary Metals

	First quarter ended March 31,
	2008	2007
Aluminum production (kmt)	995	899
Third-party aluminum shipments (kmt)	665	518

Alcoa’s average realized price per metric ton of aluminum	$2,801	$2,902

Third-party sales	$1,877	$1,633
Intersegment sales	1,105	1,477

Total sales	$2,982	$3,110

ATOI	$307	$504

Third-party sales for the Primary Metals segment climbed 15% in the first quarter of 2008 compared with the corresponding period in 2007. The improvement was primarily due to an increase in volumes, mainly due to the shipments made in the 2008 first quarter to the Sapa AB joint venture (shipments to Alcoa’s soft alloy extrusion business were included in intersegment sales in the 2007 first quarter) and the sales related to the production of the Iceland smelter that did not occur in the 2007 first quarter. These positive impacts were partially offset by a 3% decline in realized prices driven by lower LME prices.

Intersegment sales decreased 25% in the first quarter of 2008 compared with the first quarter of 2007 mostly as a result of the absence of shipments to Alcoa’s soft alloy extrusion business that occurred in the 2007 first quarter and lower realized prices.

ATOI for this segment decreased 39% in the first quarter of 2008 compared to the same period in 2007. The decline was principally due to a decrease in LME prices; higher raw materials costs, including carbon; and unfavorable foreign currency impacts related to the weak U.S. dollar. These negative impacts were slightly offset by the absence of certain costs incurred in the 2007 first quarter associated with the shutdown of one of the potlines in Rockdale and the restart of one of Intalco’s smelter lines.

Alcoa had 446,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,573,000 mtpy. In the first quarter of 2008, idle capacity decreased by 6,000 mtpy as compared to the fourth quarter of 2007 due to the restart of some pots at Intalco.

In the second quarter of 2008, continued production level improvements and efficiencies at Iceland are expected while continued pressures from energy and material costs and currency risk are anticipated.

III. Flat-Rolled Products

	First quarter ended March 31,
	2008	2007
Third-party aluminum shipments (kmt)	610	597

Third-party sales	$2,492	$2,467
Intersegment sales	77	65

Total sales	$2,569	$2,532

ATOI	$41	$60

Third-party sales for the Flat-Rolled Products segment increased slightly in the first quarter of 2008 compared with the corresponding period in 2007. The improvement was primarily due to continued strong demand in the aerospace market and higher volumes and pricing in Russia.

ATOI for this segment declined 32% in the first quarter of 2008 compared to the first quarter of 2007. The decrease was primarily due to lower volumes in the automotive, commercial transportation, and distribution markets, and higher direct materials, energy, and other cost increases.

In the second quarter of 2008, improved results in Russia and a seasonal increase in the can sheet business are anticipated. The general industrial and North American automotive markets are expected to continue at their depressed levels.

IV. Engineered Products and Solutions

	First quarter ended March 31,
	2008	2007
Third-party aluminum shipments (kmt)	48	55

Third-party sales	$1,772	$1,676

ATOI	$138	$105

Third-party sales for the Engineered Products and Solutions segment increased 6% in the first quarter of 2008 compared with the corresponding period of 2007. The increase was primarily due to strong demand in the aerospace, building and construction, and industrial gas turbine markets somewhat offset by volume declines from the North American automotive and commercial transportation markets.

ATOI for this segment increased 31% in the first quarter of 2008 compared to the first quarter of 2007. The increase was principally a result of significant productivity improvements across four of the five businesses within this segment.

In the second quarter of 2008, continued strength in the aerospace and industrial gas turbine markets and a seasonal increase in building and construction are expected. It is anticipated that these positives will be partially offset by continued softness in the North American automotive and commercial transportation markets.

V. Packaging and Consumer

	First quarter ended March 31,
	2008	2007
Third-party aluminum shipments (kmt)	19	35

Third-party sales	$497	$736

ATOI	$11	$19

On February 29, 2008, Alcoa completed the sale of its packaging and consumer businesses to Rank Group Limited. In the second quarter of 2008, Alcoa expects to receive regulatory and other approvals for a small number of facilities, at which time, the Packaging and Consumer segment will no longer contain any operations.

Reconciliation of ATOI to Consolidated Net Income

Items required to reconcile segment ATOI to consolidated net income include: the impact of LIFO inventory accounting; interest income and expense; minority interests; corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit eliminations and other metal adjustments, differences between estimated tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net income:

	First quarter ended March 31,
	2008	2007
Total segment ATOI	$666	$948
Unallocated amounts (net of tax):
Impact of LIFO	(31)	(27)
Interest income	9	11
Interest expense	(64)	(54)
Minority interests	(67)	(115)
Corporate expense	(82)	(86)
Restructuring and other charges	(30)	(18)
Discontinued operations	—	(11)
Other	(98)	14

Consolidated net income	$303	$662

The significant changes in the reconciling items between total segment ATOI and consolidated net income for the first quarter of 2008 compared with the corresponding period in 2007 consisted of:

•

a decrease in Minority interests, primarily due to lower earnings at AWAC, driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar and continued increases in raw materials and energy costs;

•

an increase in Restructuring and other charges of $12, mostly due to a $28 loss on the sale of the packaging and consumer businesses, partially offset by the absence of accelerated depreciation recorded in the 2007 first quarter associated with the shutdown of certain facilities in 2007; and

•

a change in Other of $112, principally due to unfavorable foreign currency movements as a result of the weaker U.S. dollar; a $28 discrete income tax charge that was the result of the allocation of the sale proceeds of the packaging and consumer businesses to higher tax rate jurisdictions as opposed to the allocation previously contemplated; increased mark-to-market losses on energy and other derivative contracts; and losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets.

Segment Assets

The following table details segment assets:

	March 31, 2008	December 31, 2007
Alumina	$7,460	$6,875
Primary Metals	12,564	11,858
Flat-Rolled Products	6,416	6,048
Engineered Products and Solutions	6,405	5,859

Total segment assets*	$32,845	$30,640

*	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets in the first quarter of 2008 was primarily due to higher inventory levels driven by increases in volume and the cost of raw materials and other inputs for all segments; capital spending, mostly related to the São Luís refinery expansion and Juruti bauxite mine development in Brazil for the Alumina segment; an increase in receivables, as a result of higher sales as compared to the fourth quarter of 2007 for the Primary Metals, Flat-Rolled Products, and Engineered Products and Solutions segments; and an increase in various assets, principally goodwill, due to the acquisition of two aerospace fastener manufacturing businesses in the Engineered Products and Solutions segment.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $288 in the first quarter of 2008 compared with cash provided from operations of $527 in the same period of 2007. The change of $815 is principally due to a $357 cash outflow associated with working capital; the absence of $93 in cash received in the 2007 first quarter related to a long-term aluminum supply contract; and lower earnings. The major components of the change in working capital are as follows: a $96 higher increase in receivables, primarily as a result of improved sales from businesses not classified as held for sale; a $331 increase in inventories, mostly due to increases in volume and the cost of raw materials, freight, and other inputs; a $147 increase in accounts payable, trade, principally due to timing along with increased costs and expenses; and a decrease in accrued expenses of $163, driven mainly by a larger reduction in accrued interest, primarily as a result of the February 2008 interest payments made on the new long-term debt issued in January 2007 ($750 of 5.55% Notes due 2017, $625 of 5.9% Notes due 2027, and $625 of 5.95% Notes due 2037), and timing of various other expenses.

Financing Activities

Cash used for financing activities was $55 in the first quarter of 2008, a change of $265 compared with cash provided from financing activities of $210 in the corresponding period of 2007. The change was primarily due to a $2,021 reduction in additions to long-term debt, mostly as a result of the absence of $1,994 in net proceeds received in January 2007 from the issuance of new long-term debt; and a $342 increase in the repurchase of common stock due to a significantly higher number of shares repurchased in the 2008 first quarter as a result of the new program initiated in October 2007. These cash outflows were mostly offset by an $1,800 change in commercial paper, principally due to an increase in commercial paper issued during the 2008 first quarter for operating use and the absence of a $1,132 reduction of commercial paper with the proceeds from newly issued long-term debt in January 2007 ; a $194 decrease in payments on long-term debt, principally due to the purchase in the 2007 first quarter of $333 of outstanding 4.25% Notes due August 2007 as compared to the repayment in the 2008 first quarter of $150 in 6.625% Notes that were due in March 2008; and a $119 decline in dividends paid to minority interests, mostly due to the timing of dividends paid to Alumina Limited.

On January 31, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with a financial institution. RCA-2 provides a $1,000 senior unsecured revolving credit facility (RCF-2), which matures on January 31, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.93% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs. Amounts payable under RCF-2 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. As of March 31, 2008, there was no amount outstanding under RCF-2.

RCA-2 includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation, or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

The obligation of Alcoa to pay amounts outstanding under RCF-2 may be accelerated upon the occurrence of an “Event of Default” as defined in RCA-2. Such Events of Default include, among others, (a) Alcoa’s failure to pay the principal of, or interest on, borrowings under RCF-2, (b) any representation or warranty of Alcoa in RCA-2 proving to be materially false or misleading, (c) Alcoa’s breach of any of its covenants contained in RCA-2, and (d) the bankruptcy or insolvency of Alcoa.

On March 10, 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of March 31, 2008, no securities were issued under the new shelf registration statement.

Investing Activities

Cash provided from investing activities was $225 in the first quarter of 2008 compared with cash used for investing activities of $828 in the first quarter of 2007. The change of $1,053 was primarily due to $2,490 in proceeds received in February 2008 from the sale of the businesses within the Packaging and Consumer segment, partially offset by a $1,189 increase in additions to investments, mostly due to the $1,200 investment made in February 2008 in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and a $278 increase in acquisitions, including a minority interest, as a result of the purchase of two aerospace fastener manufacturing businesses for $276 and a buyout of an outstanding minority interest in Russia for $15, all of which occurred in March 2008, as compared with a final contingent payment of $13 in the 2007 first quarter related to the 2002 acquisition of Fairchild Fasteners.

Recently Adopted and Recently Issued Accounting Standards

On January 1, 2008, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Alcoa already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On January 1, 2008, Alcoa adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Consolidated Balance Sheet, and financial liabilities, had no impact on the Financial Statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to pension plan assets, nonfinancial assets, and nonfinancial liabilities, on the Financial Statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1)

market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

The following section describes the valuation methodologies used by Alcoa to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

Available-for-sale securities. Alcoa uses quoted market prices to determine the fair value of available-for-sale securities. These financial instruments consist of exchange-traded fixed income and equity securities, and are classified in Level 1 of the fair value hierarchy.

Derivative contracts. Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of aluminum, interest rate, commodity (principally energy-related), and foreign currency contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

For certain derivative contracts whose fair values are based upon trades in liquid markets, such as aluminum options, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

Alcoa has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (i.e., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for swaps). For periods beyond the term of quoted market prices for aluminum, Alcoa uses a macroeconomic model that estimates the long-term price of aluminum based on anticipated changes in worldwide supply and demand. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3).

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$81	$—	$—	$81
Derivative contracts	190	125	40	355

Total assets	$271	$125	$40	$436

Liabilities:
Derivative contracts	$240	$260	$486	$986

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Balance at January 1, 2008	$408
Total realized/unrealized gains or (losses) included in:
Sales	(12)
Cost of goods sold	4
Other comprehensive income	46
Purchases, sales, issuances, and settlements	—
Transfers in and (or) out of Level 3	—

Balance at March 31, 2008	$446

Total gains or (losses) included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at March 31, 2008:
Sales	$(12)
Cost of goods sold	4

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $446 as of March 31, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their recognized gains and losses are included in Sales on the accompanying Statement of Consolidated Income. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to our power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses recognized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Income. The positions on hand at March 31, 2008 did not result in any unrealized gains in the accompanying Statement of Consolidated Income.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of March 31, 2008, the obligation to return cash collateral in the amount of $23 was netted against the fair value of derivative contracts in the accompanying Consolidated Balance Sheet of which $14 was netted against the current portion of derivative contract assets included in Prepaid expenses and other current assets and $9 was netted against the current portion of derivative contract liabilities included in Other current liabilities. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

On January 1, 2008, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The adoption of EITF 06-10 had no impact on the Financial Statements.

On January 1, 2008, Alcoa adopted Statement 133 Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying the provisions of Issue E23 on hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met the provisions of Issue E23 as of their original inception. Management performed such an assessment and determined that the adoption of Issue E23 had no impact on preexisting hedging arrangements. Alcoa will apply the provisions of Issue E23 on future hedging arrangements so designated.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Alcoa on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Alcoa on January 1, 2009. Management is currently evaluating the potential impact of SFAS 160 on the Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for Alcoa for any business combination with an acquisition date on or after January 1, 2009. Management is currently evaluating the potential impact of SFAS 141(R) on the Financial Statements.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 33 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2009 or later.

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa has agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation has been reserved. It is reasonably possible that an additional liability, not expected to exceed $75, may be incurred if actual experience varies from the original assumptions used.

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. In 2007, the EPA temporarily suspended its final review of the feasibility study based on Alcoa’s request for additional time to fully explore site redevelopment and material use options. Ultimately, the EPA’s selection of a remedy could result in additional liability, and Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2008 or later.

Based on the foregoing, it is possible that Alcoa’s financial position, liquidity, or results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a materially adverse effect on the financial position, liquidity, or the results of operations of the company.

Alcoa’s remediation reserve balance was $280 and $279 at March 31, 2008 and December 31, 2007 (of which $51 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2008, the remediation reserve was increased by $5 in liabilities associated with various locations. Payments related to remediation expenses applied against the reserve were $4 in the first quarter of 2008. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures contracts, totaling 557 kmt at March 31, 2008, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2010.

Alcoa has also entered into futures and option contracts, totaling 528 kmt at March 31, 2008, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2011.

Alcoa has also entered into futures and option contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 63 kmt at March 31, 2008. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pretax earnings impact from aluminum derivative and hedging activities was a loss of $7 in the 2008 first quarter.

Alcoa purchases natural gas, fuel oil, and electricity to meet its production requirements and believes it is highly likely that such purchases will continue in the future. These purchases expose the company to the risk of higher prices. To hedge a portion of these risks, Alcoa uses futures and forward contracts. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2011.

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

Fair Values – The following table shows the fair values of outstanding derivative contracts at March 31, 2008:

Fair value (loss)/gain
Aluminum	$(951)
Interest rates	69
Other commodities, principally energy related	25
Currencies	37

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three-month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and committed fraud. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs. Alba seeks treble damages with respect to its RICO claims.

On February 26, 2008, Alcoa Inc. had advised the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”) that it had recently became aware of these claims, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation and Alcoa has been cooperating with the government.

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. The litigation and the DOJ investigation are in their preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

On March 7, 2008, Alcoa’s Hutchinson, Kansas facility received a Notice of Potential Violations and Opportunity for Pre-Filing Conference from the U.S. Environmental Protection Agency (EPA) Region VII proposing a civil penalty of $103,160 as a result of the facility’s alleged non-compliance with certain federal air emission regulations associated with the operation of the facility’s on-site solid waste incineration unit. The company has commenced pre-filing settlement discussions with the EPA to resolve the matter. Accordingly, the EPA has not initiated formal enforcement action.

As previously reported, on December 5, 2005, Alcoa received service of a lawsuit filed in the U.S. District Court for the Northern District of New York and styled as Margaret George, et al., v. General Motors Corporation and Alcoa Inc., Docket No. 05-CV-1482. The complaint alleges personal injury and damages arising from exposure to PCBs released from the defendants’ industrial facilities in Massena, New York and seeks certification of a class of plaintiffs comprised of individual Mohawk Indians residing on the Akwesane Territory, a Mohawk Indian Reservation, situated along the St. Lawrence River in the U.S. and Canada. The suit alleges that approximately 12,000 individuals reside on the reservation. Alcoa investigated the allegations and filed an answer denying liability. In February 2008, the parties reached agreement on the terms of a settlement now being finalized. A formal agreement is expected within the next several months. The final settlement amount is not expected to be material to Alcoa’s financial position, liquidity, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2008	13,977,044	$30.79	13,971,626	135,250,571
February 1 - February 29, 2008	24,319	$38.23	—	135,250,571
March 1 - March 31, 2008	1,301	$38.71	—	135,250,571

Total for quarter ended March 31, 2008	14,002,664	$30.81	13,971,626	135,250,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010.

Item 6.	Exhibits.

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 24, 2008	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 24, 2008	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002