Form 10-Q
period 2008-06-30
ALCOA INC
filed 2008-07-24
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of July 21, 2008, 813,395,070 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales (L)	$7,620	$8,066	$14,995	$15,974

Cost of goods sold (exclusive of expenses below)	6,090	6,178	11,982	12,185
Selling, general administrative, and other expenses	306	367	634	724
Research and development expenses	64	55	130	107
Provision for depreciation, depletion, and amortization (B)	321	317	640	621
Restructuring and other charges (E)	2	(57)	40	(31)
Interest expense	87	86	186	169
Other income, net (K)	(97)	(60)	(39)	(104)

Total costs and expenses	6,773	6,886	13,573	13,671

Income from continuing operations before taxes on income	847	1,180	1,422	2,303
Provision for taxes on income (N)	231	354	436	689

Income from continuing operations before minority interests’ share	616	826	986	1,614
Less: Minority interests’ share	70	110	137	225

Income from continuing operations	546	716	849	1,389

Loss from discontinued operations (D)	—	(1)	—	(12)

NET INCOME	$546	$715	$849	$1,377

EARNINGS (LOSS) PER COMMON SHARE (M)

Basic:
Income from continuing operations	$0.67	$0.82	$1.04	$1.59
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.67	$0.82	$1.04	$1.58

Diluted:
Income from continuing operations	$0.66	$0.81	$1.03	$1.58
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.66	$0.81	$1.03	$1.56

Dividends paid per common share	$.17	$.17	$.34	$.34

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$815	$483
Receivables from customers, less allowances of $65 in 2008 and $72 in 2007	3,063	2,602
Other receivables	458	451
Inventories (G)	3,813	3,326
Prepaid expenses and other current assets	1,393	1,224

Total current assets	9,542	8,086

Properties, plants, and equipment	33,953	31,601
Less: accumulated depreciation, depletion, and amortization	15,576	14,722

Properties, plants, and equipment, net	18,377	16,879

Goodwill	5,184	4,806
Investments (H)	3,353	2,038
Other assets	4,251	4,046
Assets held for sale (D)	19	2,948

Total assets	$40,726	$38,803

LIABILITIES
Current liabilities:
Short-term borrowings	$609	$569
Commercial paper	1,199	856
Accounts payable, trade	3,121	2,787
Accrued compensation and retirement costs	909	943
Taxes, including taxes on income	489	644
Other current liabilities	1,268	1,165
Long-term debt due within one year	47	202

Total current liabilities	7,642	7,166

Long-term debt, less amount due within one year	6,782	6,371
Accrued pension benefits	1,271	1,098
Accrued postretirement benefits	2,695	2,753
Other noncurrent liabilities and deferred credits	2,123	1,943
Deferred income taxes	635	545
Liabilities of operations held for sale (D)	17	451

Total liabilities	21,165	20,327

MINORITY INTERESTS	2,859	2,460

COMMITMENTS AND CONTINGENCIES (J)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,827	5,774
Retained earnings	13,607	13,039
Treasury stock, at cost	(3,852)	(3,440)
Accumulated other comprehensive income (loss)	140	(337)

Total shareholders’ equity	16,702	16,016

Total liabilities and equity	$40,726	$38,803

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2008	2007
CASH FROM OPERATIONS
Net income	$849	$1,377
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization (B)	640	621
Deferred income taxes	(188)	46
Equity income, net of dividends	(46)	(72)
Restructuring and other charges (E)	40	(31)
Gains from investing activities – asset sales (K)	(9)	(1)
Provision for doubtful accounts	4	1
Loss from discontinued operations (D)	—	12
Minority interests	137	225
Stock-based compensation	70	51
Excess tax benefits from stock-based payment arrangements	(15)	(36)
Other	(18)	(68)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(102)	(51)
(Increase) decrease in inventories	(336)	218
(Increase) in prepaid expenses and other current assets	(126)	(102)
Increase (decrease) in accounts payable, trade	205	(76)
(Decrease) in accrued expenses	(219)	(35)
Increase (decrease) in taxes, including taxes on income	52	(92)
Cash received on long-term aluminum supply contract	—	93
Pension contributions	(67)	(91)
Net change in noncurrent assets and liabilities	(168)	(40)
Decrease (increase) in net assets held for sale	16	(72)

CASH PROVIDED FROM CONTINUING OPERATIONS	719	1,877
CASH USED FOR DISCONTINUED OPERATIONS	—	(1)

CASH PROVIDED FROM OPERATIONS	719	1,876

FINANCING ACTIVITIES
Net change in short-term borrowings	30	67
Net change in commercial paper	343	(1,034)
Additions to long-term debt	432	2,035
Debt issuance costs (I)	(6)	(126)
Payments on long-term debt (I)	(190)	(387)
Common stock issued for stock compensation plans	176	428
Excess tax benefits from stock-based payment arrangements	15	36
Repurchase of common stock	(605)	(253)
Dividends paid to shareholders	(280)	(297)
Dividends paid to minority interests	(117)	(204)
Contributions from minority interests	299	217

CASH PROVIDED FROM FINANCING ACTIVITIES	97	482

INVESTING ACTIVITIES
Capital expenditures	(1,544)	(1,674)
Acquisitions, net of cash acquired (F)	(276)	(15)
Acquisitions of minority interests (F)	(94)	—
Proceeds from the sale of assets and businesses (F)	2,636	—
Additions to investments (H)	(1,237)	(56)
Sales of investments	5	27
Net change in short-term investments and restricted cash	(3)	3
Other	(17)	1

CASH USED FOR INVESTING ACTIVITIES	(530)	(1,714)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	46	18

Net change in cash and cash equivalents	332	662
Cash and cash equivalents at beginning of year	483	506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$815	$1,168

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Shareholders’ Equity (unaudited)

(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at March 31, 2007	$55	$925	$5,790	$11,579	$(1,953)	$(974)	$15,422
Net income	—	—	—	715	—	—	715
Other comprehensive income (P)	—	—	—	—	—	607	607
Cash dividends:
Common @ $0.17 per share	—	—	—	(148)	—	—	(148)
Stock-based compensation	—	—	27	—	—	—	27
Common stock issued: compensation plans	—	—	(101)	—	475	—	374
Repurchase common stock	—	—	—	—	(165)	—	(165)

Balance at June 30, 2007	$55	$925	$5,716	$12,146	$(1,643)	$(367)	$16,832

Balance at March 31, 2008	$55	$925	$5,782	$13,063	$(3,823)	$(189)	$15,813
Net income	—	—	—	546	—	—	546
Other comprehensive income (P)	—	—	—	—	—	329	329
Cash dividends:
Adjustment to common dividends declared	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	33	—	—	—	33
Common stock issued: compensation plans	—	—	12	—	146	—	158
Repurchase common stock	—	—	—	—	(175)	—	(175)

Balance at June 30, 2008	$55	$925	$5,827	$13,607	$(3,852)	$140	$16,702

Balance at December 31, 2006	$55	$925	$5,817	$11,066	$(1,999)	$(1,233)	$14,631
Net income	—	—	—	1,377	—	—	1,377
Other comprehensive income (P)	—	—	—	—	—	866	866
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	(1)
Common @ $0.34 per share	—	—	—	(296)	—	—	(296)
Stock-based compensation	—	—	51	—	—	—	51
Common stock issued: compensation plans	—	—	(152)	—	609	—	457
Repurchase common stock	—	—	—	—	(253)	—	(253)

Balance at June 30, 2007	$55	$925	$5,716	$12,146	$(1,643)	$(367)	$16,832

Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$16,016
Net income	—	—	—	849	—	—	849
Other comprehensive income (P)	—	—	—	—	—	477	477
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	(1)
Common @ $0.34 per share	—	—	—	(280)	—	—	(280)
Stock-based compensation	—	—	70	—	—	—	70
Common stock issued: compensation plans	—	—	(17)	—	193	—	176
Repurchase common stock	—	—	—	—	(605)	—	(605)

Balance at June 30, 2008	$55	$925	$5,827	$13,607	$(3,852)	$140	$16,702

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

B. Properties, Plants, and Equipment – During the first quarter of 2008, Alcoa completed a review of the estimated useful lives of its alumina refining and aluminum smelting facilities. Such a review was performed because considerable engineering data and other information (readily available due to the recent construction of the Iceland smelter as well as various expansions and other growth projects in-process or completed over the past two years) indicated that the useful lives of many of the assets in these businesses were no longer appropriate. As a result of this review, for the majority of its refining and smelting locations, Alcoa extended the useful lives of structures to an average of 26 and 32 years (previously 23 and 29 years), respectively, and machinery and equipment to an average of 27 and 20 years (previously 17 and 19 years), respectively. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the 2008 second quarter and six-month period, Depreciation, depletion, and amortization expense was $8 (after-tax and minority interests) and $11 (after-tax and minority interests), respectively, less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per share for both periods was $0.01. Alcoa is performing a similar study related to its facilities in the Flat-Rolled Products and Engineered Products and Solutions segments and expects to complete this analysis late in 2008.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The following sections describe the valuation methodologies used by Alcoa to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

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

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

	Level 1	Level 2	Level 3	Collateral*	Total
Assets:
Available-for-sale securities	$78	$—	$—	$—	$78
Derivative contracts	99	33	124	(59)	197

Total assets	$177	$33	$124	$(59)	$275

Liabilities:
Derivative contracts	$256	$228	$516	$—	$1,000

*	This amount represents cash collateral that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see below). Of the total collateral amount, $3 relates to derivative contracts for fuel oil included in Level 1 and $56 relates to derivative contracts for electricity included in Level 3.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Second quarter ended June 30, 2008	Six months ended June 30, 2008
Balance at beginning of period	$446	$408
Total realized/unrealized (losses) or gains included in:
Sales	(18)	(30)
Cost of goods sold	(2)	2
Other comprehensive income	(34)	12
Purchases, sales, issuances, and settlements	—	—
Transfers in and (or) out of Level 3	—	—

Balance at end of period	$392	$392

Total gains or (losses) included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at June 30, 2008:
Sales	$(18)	$(30)
Cost of goods sold	(2)	2

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $392 as of June 30, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Income. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to our power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Income. The positions on hand at June 30, 2008 did not result in any unrealized gains in the accompanying Statement of Consolidated Income.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of June 30, 2008, the obligation to return cash collateral in the amount of $59 was netted against the fair value of derivative contracts included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Alcoa on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial position, results of operations, or cash flows of Alcoa.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on the Financial Statements.

D. Discontinued Operations and Assets Held for Sale – For the second quarter and six-month period of 2008, there were no active businesses classified as discontinued operations. For the second quarter and six-month period of 2007, businesses classified as discontinued operations in the accompanying Statement of Consolidated Income include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K.

The following table details selected financial information for the businesses included within discontinued operations:

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$—	$—	$—	$—

Loss from operations	$—	$—	$—	$(1)
Loss on sale of businesses	—	(1)	—	(17)

Total pretax loss	—	(1)	—	(18)
Benefit for income taxes	—	—	—	6

Loss from discontinued operations	$—	$(1)	$—	$(12)

In the second quarter of 2007, Alcoa recorded a loss of $1 (after-tax) from discontinued operations. In the 2007 six-month period, Alcoa recorded a loss of $12 (after-tax) from discontinued operations primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K. Additionally, the assets and related liabilities of the businesses within the Packaging and Consumer segment and a soft alloy extrusion facility in the U.S. that was not contributed to the Sapa AB joint venture were also classified as held for sale as of December 31, 2007. In February 2008, Alcoa completed the sale of the businesses within the Packaging and Consumer segment (see Note F for additional information). There is one location that has not yet transferred to the buyer, therefore, the assets and related liabilities of this location were still classified as held for sale as of June 30, 2008.

The major classes of assets and liabilities of operations held for sale are as follows:

	June 30, 2008	December 31, 2007
Assets:
Receivables, less allowances	$4	$308
Inventories	2	377
Properties, plants, and equipment, net	10	738
Goodwill	—	1,094
Intangibles	—	375
Other assets	3	56

Assets held for sale	$19	$2,948

Liabilities:
Accounts payable, trade	$2	$304
Accrued expenses	15	114
Other liabilities	—	33

Liabilities of operations held for sale	$17	$451

E. Restructuring and Other Charges – In the second quarter and six-month period of 2008, Alcoa recorded restructuring and other charges of $2 ($2 after-tax and minority interests) and $40 ($32 after-tax and minority interests), respectively. Restructuring and other charges include $5 ($3 after-tax) and $41 ($31 after-tax) in the 2008 second quarter and six-month period, respectively, as a result of the loss recognized on the sale of the packaging and consumer businesses (see Note F for additional information). The $5 was partially offset by a net credit of $3 ($1 after-tax and minority interests) in the 2008 second quarter, primarily as a result of adjustments to severance reserves associated with previously approved restructuring programs due to changes in facts and circumstances. The $41 was slightly offset by a net credit in the 2008 six-month period, primarily as a result of the previously mentioned adjustments partially offset by severance and other exit costs associated with previously approved restructuring programs.

In the second quarter and six-month period of 2007, Alcoa recorded income of $57 ($21 after-tax and minority interests) and $31 ($3 after-tax and minority interests), respectively. The net credit in both periods included a $65 ($27 after-tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007. This adjustment was offset by net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $8 ($6 after-tax and minority interests) in the second quarter of 2007 and $34 ($24 after-tax and minority interests) in the 2007 six-month period related to the restructuring program initiated in the fourth quarter of 2006.

Restructuring and other charges are not included in the segment results.

As of June 30, 2008, approximately 2,200 of the 6,300 employees associated with the 2007 restructuring program have been terminated. The remaining terminations are expected to be completed by the end of 2008. Also, the terminations associated with the 2006 restructuring program are essentially complete. For further details on the 2007 and 2006 restructuring programs, see Note D to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

In the 2008 six-month period, cash payments of $33 and $7 were made against total reserves related to the 2007 and 2006 restructuring programs, respectively. The remaining reserves are expected to be paid in cash during 2008, with the exception of approximately $35 to $40, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2006	$153	$40	$193
2007:
Cash payments	(101)	(13)	(114)
Restructuring charges	88	22	110
Reversals of previously recorded restructuring charges	(25)	(7)	(32)

Reserve balances at December 31, 2007	115	42	157

2008:
Cash payments	(40)	(13)	(53)
Restructuring charges	2	2	4
Other	—	—	—

Reserve balances at June 30, 2008	$77	$31	$108

F. Acquisitions and Divestitures – On February 29, 2008, Alcoa completed the sale of its packaging and consumer businesses to Rank Group Limited (Rank). In the 2008 first quarter, Alcoa received $2,490 in cash in exchange for a combination of assets and shares of stock in certain subsidiaries, and recognized a loss in Restructuring and other charges on the accompanying Statement of Consolidated Income (see Note E for additional information) of $36 ($28 after-tax) on the sale mainly as a result of changes in the net book value of the businesses and additional transaction costs. Also, a discrete income tax charge of $28 was recognized in the 2008 first quarter due to the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated.

In the 2008 second quarter, Alcoa received regulatory and other approvals for a small number of locations that did not close in the 2008 first quarter. Following the transfer of these locations to Rank, Alcoa received an additional $196 in cash and recognized an additional loss of $5 ($3 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Income (see Note E for additional information). Also, a discrete income tax benefit of $9 was recognized in the 2008 second quarter, mainly as a result of changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the second quarter. Furthermore, in the second quarter of 2008, Alcoa paid Rank $53 as a result of working capital and certain other post-closing adjustments as defined in the sales agreement.

This transaction is still subject to certain post-closing adjustments as defined in the sale agreement. Additional cash proceeds of $7 are expected in the third quarter of 2008 upon the transfer of one remaining location to Rank. As of June 30, 2008, the assets and related liabilities of this one location are classified as held for sale on the accompanying Consolidated Balance Sheet (see Note D for additional information). Alcoa will sell metal to Rank under a supply agreement that was entered into in conjunction with the sale agreement in December 2007. This metal supply agreement constitutes continuing involvement in the sold businesses by Alcoa, and, therefore, the results of operations of the packaging and consumer businesses were not classified as discontinued operations.

The Packaging and Consumer segment generated sales of $3,288 in 2007 and had approximately 9,300 employees in 22 countries. The Packaging and Consumer segment will no longer have any operations once the one remaining location is transferred to Rank. The following is a description of the four businesses that were included in this segment:

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

On March 3, 2008, Alcoa acquired the remaining outstanding minority interest of four percent in the Belaya Kalitva fabricating facility in Russia for $15 in cash. Based on the allocation of the purchase price, Alcoa recorded $6 in goodwill, all of which is expected to be non-deductible for tax purposes.

On March 12, 2008, Alcoa acquired the stock of Republic Fastener Manufacturing Corporation (“Republic”) and Van Petty Manufacturing (“Van Petty”) from The Wood Family Trust for $276 in cash. The two aerospace fastener manufacturing businesses are located in Newbury Park, California, and employ a combined 240 people. Republic offers a wide variety of sheet metal and aerospace fasteners and Van Petty produces high performance precision aerospace fasteners, and, combined, the businesses had revenue of $51 in 2007. These businesses are included in the Engineered Products and Solutions segment. Based on the current purchase price allocation, $248 of goodwill was recorded for these transactions, all of which is expected to be deductible for tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, which will be completed by the end of 2008.

On March 31, 2008, Alcoa received formal approval from regulators in China for the acquisition of the 27% outstanding minority interest in Alcoa Bohai Aluminum Industries Company Limited. In May 2008, Alcoa completed the purchase of such minority interest for $79 in cash. Based on the allocation of the purchase price, Alcoa recorded $24 in goodwill, all of which is expected to be non-deductible for tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, which will be completed by the end of 2008.

In connection with the August 2003 acquisition of 40.9% of Alcoa Alumínio S.A. (Alumínio), which was held by Camargo Corrêa Group (Camargo), the acquisition agreement provided for a contingent payment to Camargo based on the five-year performance of Alumínio limited by the appreciation in the market price of Alcoa’s common stock. In June 2008, it was determined that a payment of $47 was due to Camargo under the contingent payment provisions in the acquisition agreement. This payment was accrued as of June 30, 2008 and resulted in $47 of goodwill, all of which is expected to be non-deductible for tax purposes, representing an increase in the original purchase price (see Note Q for additional information). Alcoa is no longer subject to contingent payments related to the Alumínio acquisition.

G. Inventories

	June 30, 2008	December 31, 2007
Finished goods	$952	$849
Work-in-process	1,237	1,044
Bauxite and alumina	746	652
Purchased raw materials	618	547
Operating supplies	260	234

	$3,813	$3,326

Approximately 40% of total inventories at June 30, 2008 and December 31, 2007 were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,183 and $1,069 higher at June 30, 2008 and December 31, 2007, respectively.

H. Investments – On February 1, 2008, Alcoa joined with the Aluminum Corporation of China to acquire 12% of the U.K. common stock of Rio Tinto plc (RTP) for approximately $14,000. The investment was made through a special purpose vehicle called Shining Prospect Pte. Ltd. (SPPL), which is a private limited liability company, created solely for the purpose of acquiring the RTP shares. The RTP shares were purchased by SPPL in the open market through an investment broker. The following is a description of the transaction structure between Alcoa and SPPL and the related accounting impacts.

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

Alcoa’s investment in SPPL through the Note is in-substance an investment in common stock of SPPL. Additionally, investments of three to five percent or greater in limited liability companies that are essentially equivalent to partnerships are considered to be more than minor, and, therefore, are accounted for under the equity method. As a result, Alcoa accounted for its $1,200 investment in SPPL as an equity method investment. In the 2008 six-month period, Alcoa recorded $7 in equity income which represents Alcoa’s share of the semiannual dividends that SPPL received as a shareholder of RTP (no equity income was recorded in the 2008 second quarter). Also, Alcoa recorded an unrealized gain in other comprehensive income of $102 ($157 pretax) and $11 ($17 pretax) in the 2008 second quarter and six-month period, respectively, representing its share of SPPL’s total unrealized gain related to the increase in fair value of the RTP shares, which are accounted for as available-for-sale securities by SPPL (see Note P for additional information).

In the 2008 second quarter, Alcoa and Orkla ASA’s SAPA Group reached a tentative agreement on the final ownership percentages of the Sapa AB joint venture created in June 2007. Alcoa expects its ultimate ownership percentage to be 45.45%, and, as of June 30, 2008, the carrying value of its investment was $863. Alcoa does not expect any material adjustments to the carrying value as a result of finalizing its ownership percentage.

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

On January 31, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with a financial institution. RCA-2 provides a $1,000 senior unsecured revolving credit facility (RCF-2), which matures on January 31, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.93% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs. Amounts payable under RCF-2 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. As of June 30, 2008, there was no amount outstanding under RCF-2.

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

On March 10, 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of June 30, 2008, no securities were issued under the new shelf registration statement (see Note Q for additional information).

In March 2008, Alumínio entered into two separate loan agreements (the “Loans”) with BNDES (Brazil’s National Bank for Economic and Social Development). It is important to note that the interest rates presented below are based on amounts that will be borrowed in Brazil and are not equivalent to the interest rates Alcoa would pay if such amounts were borrowed in the U.S.

The first loan provides for a commitment of $284 (R$500), which is divided into five subloans, and will be used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans (R$470) is equal to BNDES’ long-term interest rate, currently 6.25%, plus a weighted-average margin of 2.13%. Interest on the fifth subloan (R$30) is equal to the average cost incurred by BNDES in raising capital outside of Brazil, currently 5.78%, plus a margin of 2.40%. Principal and interest are payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling R$470 and beginning in November 2009 and ending in January 2015 for the subloan totaling R$30. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

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

The Loans may be repaid early without penalty with the approval of BNDES. Also, the Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower. As of June 30, 2008, Alumínio borrowed $186 (R$299) and $243 (R$389) under the loans associated with the Juruti and São Luís growth projects, respectively.

In June 2008, Aluminio finalized certain documents related to another loan agreement with BNDES. This loan provides for a commitment of $429 (R$687), which is divided into three subloans, and will be used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.48%. Principal and interest are payable monthly beginning in October 2011 and ending in September 2029 for the two subloans totaling R$667 and beginning in January 2011 and ending in December 2016 for the subloan totaling R$20. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts. This loan may be repaid early without penalty with the approval of BNDES. As of June 30, 2008, no amounts were borrowed under this loan.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. In 2007, the EPA temporarily suspended its final review of the feasibility study based on Alcoa’s request for additional time to fully explore site redevelopment and material use options. Ultimately, the EPA’s selection of a remedy could result in additional liability, and Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected late in 2008 or later.

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

Alcoa’s remediation reserve balance was $274 and $279 at June 30, 2008 and December 31, 2007 (of which $51 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2008 six-month period, the remediation reserve was increased by $5 in liabilities associated with various locations. Payments related to remediation expenses applied against the reserve were $10 in the 2008 six-month period. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $274 and $241 at June 30, 2008 and December 31, 2007, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $620, which represents Alcoa’s investment and guarantees of debt as of June 30, 2008.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Based on the Brazilian real to U.S. dollar exchange rate as of June 30, 2008, total estimated project costs are approximately $2,200 and Alumínio’s share is approximately $560. As of June 30, 2008, Alumínio has contributed $98 towards the $560 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September of 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Based on the Brazilian real to U.S. dollar exchange rate as of June 30, 2008, total estimated project costs are approximately $500 and Alumínio’s share is approximately $175. As of June 30, 2008, Alumínio has contributed $76 towards the $175 commitment.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17. The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $76 (no contributions were made in the 2008 six-month period), and committed to invest an additional $74 to be paid as the pipeline expands through 2011. In March 2008, additional equity contributions of $38 were approved to support further expansion of the gas transmission capacity. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $460 as of June 30, 2008. The increase in the exposure to loss since December 31, 2007 is due to the increase in the additional contribution commitment and the continued deterioration of the U.S. dollar, as these amounts are transacted in Australian dollars.

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

In January 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $13 (pretax). The estimated total potential impact has increased since 2007 due to the weakening of the U.S. dollar, as the liability would be payable in Euros in the event of a negative outcome. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is not expected until late in 2008. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

K. Other Income, Net

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Equity income	$22	$28	$50	$51
Interest income	18	15	32	31
Foreign currency gains, net	67	15	20	22
Gains from asset sales	10	—	9	1
Other (expenses) income, net	(20)	2	(72)	(1)

	$97	$60	$39	$104

In the 2008 second quarter and six-month period, Other (expenses) income, net includes losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets. The 2008 six-month period also includes mark-to-market losses on energy and other derivative contracts.

L. Segment Information – In the first quarter of 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment, and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where all Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

Alcoa’s reportable segments, reclassified to exclude assets held for sale, are as follows (differences between segment totals and consolidated totals are in Corporate):

Second quarter ended June 30, 2008	Alumina	Primary Metals	Flat-Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$717	$2,437	$2,525	$1,873	$19	$7,571
Intersegment sales	766	1,108	77	—	—	1,951

Total sales	$1,483	$3,545	$2,602	$1,873	$19	$9,522

Profit and loss:
Equity income	$2	$10	$—	$—	$—	$12
Depreciation, depletion, and amortization	67	128	63	42	—	300
Income taxes	67	131	23	70	—	291
After-tax operating income (ATOI)	190	428	55	157	—	830

Second quarter ended June 30, 2007
Sales:
Third-party sales	$712	$1,746	$2,535	$1,715	$837	$7,545
Intersegment sales	587	1,283	77	—	—	1,947

Total sales	$1,299	$3,029	$2,612	$1,715	$837	$9,492

Profit and loss:
Equity income	$—	$18	$—	$—	$—	$18
Depreciation, depletion, and amortization	62	102	61	41	30	296
Income taxes	102	196	37	52	17	404
ATOI	276	462	97	119	37	991

Six months ended June 30, 2008	Alumina	Primary Metals	Flat-Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$1,397	$4,314	$5,017	$3,645	$516	$14,889
Intersegment sales	1,433	2,213	154	—	—	3,800

Total sales	$2,830	$6,527	$5,171	$3,645	$516	$18,689

Profit and loss:
Equity income	$4	$19	$—	$—	$—	$23
Depreciation, depletion, and amortization	141	252	123	84	—	600
Income taxes	124	247	45	126	10	552
ATOI	359	735	96	295	11	1,496

Six months ended June 30, 2007
Sales:
Third-party sales	$1,357	$3,379	$5,002	$3,391	$1,573	$14,702
Intersegment sales	1,166	2,760	142	—	—	4,068

Total sales	$2,523	$6,139	$5,144	$3,391	$1,573	$18,770

Profit and loss:
Equity income	$1	$40	$—	$—	$—	$41
Depreciation, depletion, and amortization	118	197	121	82	60	578
Income taxes	202	410	68	101	24	805
ATOI	536	966	157	224	56	1,939

The following table reconciles total segment ATOI to consolidated net income:

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total segment ATOI	$830	$991	$1,496	$1,939
Unallocated amounts (net of tax):
Impact of LIFO	(44)	(16)	(75)	(43)
Interest income	12	9	21	20
Interest expense	(57)	(56)	(121)	(110)
Minority interests	(70)	(110)	(137)	(225)
Corporate expense	(91)	(101)	(173)	(187)
Restructuring and other charges	(2)	21	(32)	3
Discontinued operations	—	(1)	—	(12)
Other	(32)	(22)	(130)	(8)

Consolidated net income	$546	$715	$849	$1,377

The following table details segment assets:

	June 30, 2008	December 31, 2007
Alumina	$8,106	$6,875
Primary Metals	12,725	11,858
Flat-Rolled Products	6,605	6,048
Engineered Products and Solutions	6,475	5,859

Total segment assets	$33,911	$30,640

M. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$546	$716	$849	$1,389
Less: preferred stock dividends	—	1	1	1

Income from continuing operations available to common shareholders	$546	$715	$848	$1,388

Average shares outstanding – basic	816	873	817	871
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	9	10	9	9

Average shares outstanding – diluted	825	883	826	880

Options to purchase 30 million and 5 million shares of common stock at a weighted average exercise price of $39.57 and $43.42 per share were outstanding as of June 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the second quarter of 2008 and 2007 was 27.3% and 30.0%, respectively. The rate for the 2008 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and a discrete income tax benefit of $9 associated with the sale of the packaging and consumer businesses, mainly as a result of changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the second quarter (see Note F for additional information). The rate for the 2007 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

The effective tax rate for the 2008 and 2007 six-month periods was 30.7% and 29.9%, respectively. The rate for the 2008 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and the $9 discrete income tax benefit mentioned above, partially offset by a discrete income tax charge of $28 recognized as a result of the allocation of the proceeds from the sale of the packaging and consumer businesses to higher tax rate jurisdictions as opposed to the allocation previously contemplated (see Note F for additional information). The rate for the 2007 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2008	2007	2008	2007
Service cost	$42	$51	$87	$100
Interest cost	171	166	343	330
Expected return on plan assets	(203)	(197)	(409)	(392)
Amortization of prior service cost	5	3	9	7
Recognized actuarial loss	26	32	49	64
Curtailment	—	2	2	2
Settlement	3	—	14	—

Net periodic benefit cost	$44	$57	$95	$111

	Second quarter ended June 30,		Six months ended June 30,
Postretirement benefits	2008	2007	2008	2007
Service cost	$6	$7	$13	$14
Interest cost	48	49	96	98
Expected return on plan assets	(5)	(4)	(9)	(8)
Amortization of prior service benefit	(2)	(1)	(5)	(2)
Recognized actuarial loss	11	14	23	28
Curtailment	—	4	3	4

Net periodic benefit cost	$58	$69	$121	$134

As disclosed in Note F, Alcoa completed the sale of its packaging and consumer businesses to Rank on February 29, 2008. As a result, certain U.S. and non-U.S. pension and postretirement benefit plans were remeasured and Alcoa recognized curtailment losses as prescribed under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (SFAS 88) and SFAS 106 due to the significant reduction in the expected aggregate years of future service of the employees of the packaging and consumer businesses. In the first quarter of 2008, Alcoa recorded net curtailment losses of $2 and $3 related to these pension plans and postretirement benefit plans, respectively. The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

The remeasurement of these pension and postretirement benefit plans generated an increase in 2008 annual net periodic benefit cost for pension plans of $23, of which $7 and $9 was recognized in the 2008 second quarter and six-month period, respectively, and a decrease in 2008 annual net periodic benefit cost for postretirement benefit plans of $8, of which $2 and $3 was recognized in the 2008 second quarter and six-month period, respectively. The remaining cost increase for pension plans of $14 and the remaining cost decrease for postretirement benefit plans of $5 will be recognized ratably over the second half of 2008. Also, the pension plans’ PBO and plan assets decreased by $26 and $248, respectively, and the postretirement benefit plans’ APBO and plan assets decreased by $39 and $10, respectively, due to the remeasurement.

Also in the first quarter of 2008 as part of the sale of the packaging and consumer businesses, Rank assumed the obligations of certain other U.S. and non-U.S. pension plans with PBOs of $59 and plan assets of $37. Rank’s assumption of these obligations resulted in a settlement of the pension plan obligations for Alcoa. The settlement of these obligations was accounted for under the provisions of SFAS 88 resulting in the recognition of previously deferred actuarial losses in the amount of $11 in the 2008 first quarter. Also, Alcoa will record $1 less in 2008 annual net periodic benefit cost over the second half of 2008 due to the settlement of these pension plans (the decrease in the first half of 2008 was $1).

Furthermore in the first quarter of 2008, Alcoa recorded a charge of $219 ($143 after-tax) for pension plans and a credit of $20 ($13 after-tax) for postretirement benefit plans to accumulated other comprehensive loss in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158) due to the remeasurement of the curtailed and settled plans. In addition, a charge of $16 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D Prescription Drug Subsidy.

In the second quarter of 2008, Rank assumed the obligation of another non-U.S. pension plan with a PBO of $12 and plan assets of $9 in conjunction with the transfer of a location that did not close in the first quarter of 2008. Rank’s assumption of this obligation resulted in a settlement of the pension plan obligation for Alcoa and was accounted for under the provisions of SFAS 88. The settlement resulted in the recognition of previously deferred actuarial losses in the amount of $3 in the 2008 second quarter. Also, Alcoa will record $1 less in 2008 annual net periodic benefit cost over the second half of 2008 due to the settlement of this pension plan (the decrease in the 2008 second quarter was less than one million dollars). Also in the second quarter of 2008, Alcoa recorded a charge of $1 ($1 after-tax) to accumulated other comprehensive loss in accordance with the provisions of SFAS 158 due to the remeasurement of this settled plan.

P. Comprehensive Income

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$546	$715	$849	$1,377
Other comprehensive income (loss), net of tax and minority interests:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	22	45	(89)	77
Foreign currency translation adjustments	208	244	774	401
Unrealized holding gains on available-for-sale securities*	100	379	9	443
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	(39)	(54)	(296)	(60)
Net amount reclassified to income	38	(7)	79	5

Net unrecognized losses on derivatives	(1)	(61)	(217)	(55)

Comprehensive income	$875	$1,322	$1,326	$2,243

*	Alcoa recognized unrealized gains of $157 ($102 after-tax) and $17 ($11 after-tax) in the second quarter and six-month period of 2008, respectively, related to its investment in SPPL, which is included in Investments on the accompanying Consolidated Balance Sheet (see Note H for additional information).

Q. Subsequent Events – On July 3, 2008, Alcoa made a contingent payment of $47 to Camargo related to the August 2003 acquisition of 40.9% of Alumínio (see Note F for additional information).

On July 15, 2008, Alcoa completed a public debt offering under its existing shelf registration statement (filed on March 10, 2008) for $1,500 in new notes. The $1,500 is comprised of $750 of 6.00% Notes due 2013 (the “2013 Notes”) and $750 of 6.75% Notes due 2018 (the “2018 Notes” and collectively with the 2013 Notes, the “Notes”). Alcoa received $1,489 in net proceeds from the public debt offering reflecting original issue discounts and the payment of financing costs. The net proceeds will be used for general corporate purposes, which may include the reduction of outstanding commercial paper, purchases of outstanding common stock under the current stock repurchase program, working capital requirements, and capital expenditures. The original issue discounts and financing costs were deferred and will be amortized to interest expense using the effective interest method over the respective terms of the Notes. Interest on the Notes is paid semi-annually in January and July, commencing in January 2009. Alcoa has the option to redeem the Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the Notes. The Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased. The Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

Also in July 2008, Alcoa entered into $800 of forward starting swaps to hedge interest rates in anticipation of the Notes issuances. The swaps hedged equal amounts of the 2013 Notes and the 2018 Notes ($400 each). These swaps were terminated in conjunction with the issuances of the Notes at a loss of $11. This loss will be amortized over the life of the Notes as additional interest expense.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2008, and the related statements of consolidated income and shareholders’ equity for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the statement of consolidated cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 21, 2008

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

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$7,620	$8,066	$14,995	$15,974

Income from continuing operations	$546	$716	$849	$1,389
Loss from discontinued operations	—	(1)	—	(12)

Net income	$546	$715	$849	$1,377

Earnings per common share:
Diluted – Income from continuing operations	$0.66	$0.81	$1.03	$1.58
Diluted – Net income	0.66	0.81	1.03	1.56

Shipments of aluminum products (kmt)	1,407	1,364	2,764	2,729
Shipments of alumina (kmt)	1,913	1,990	3,908	3,867

Alcoa’s average realized price per metric ton of aluminum	$3,058	$2,879	$2,937	$2,890

Income from continuing operations was $546, or $0.66 per diluted share, in the 2008 second quarter compared with $716, or $0.81 per share, in the 2007 second quarter. Income from continuing operations in the 2008 second quarter declined $170, or 24%, compared to the corresponding period in 2007 primarily due to the following: significantly higher costs for raw materials, energy and freight; increased net unfavorable foreign currency movements; the absence of the soft alloy extrusion business and virtually all of the businesses within the Packaging and Consumer segment; costs associated with a gas outage in Western Australia and a smelter curtailment in Rockdale, TX; the absence of a favorable adjustment in 2007 to the original impairment charge related to the soft alloy extrusion business; and the absence of a 2007 non-recurring foreign currency gain in Russia. These negative impacts were partially offset by higher realized prices across all segments; productivity improvements in the downstream segments; the absence of certain costs incurred in 2007 associated with the Rockdale, Tennessee, and Iceland smelters; and the absence of transaction costs incurred in 2007 related to a potential business acquisition.

Income from continuing operations was $849, or $1.03 per share, in the 2008 six-month period compared with $1,389, or $1.58 per share, in the 2007 six-month period. Income from continuing operations in the 2008 six-month period declined $540, or 39%, compared to the same period in 2007 primarily due to the following: the negative impacts discussed above for the 2008 second quarter; a loss on the sale of the packaging and consumer businesses and a related net discrete income tax charge; and the absence of costs incurred in 2007 associated with the national labor strike in Guinea and the restart of a potline at the Intalco smelter. All of these items were partially offset by productivity improvements in the downstream segments and the absence of the costs incurred in 2007 associated with a potential business acquisition, Rockdale, Tennessee, and Iceland.

Net income for the 2008 second quarter and six-month period was $546, or $0.66 per share, and $849, or $1.03 per share, respectively, compared with $715, or $0.81 per share, and $1,377, or $1.56 per share, for the corresponding periods in 2007. Net income in the 2008 second quarter and six-month period did not include any discontinued operations. Net income in 2007 included a loss from discontinued operations of $1 in the second quarter and $12 in the six-month period, primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business.

On June 3, 2008, a major gas supplier to Alcoa’s Western Australia refining operations (part of Alcoa of Australia) suffered a pipeline rupture and fire, which resulted in a complete shutdown of the supplier’s gas production operations at a certain hub and a declaration of force majeure by the supplier to all customers. The disruption in gas supply caused an immediate reduction in production capacity and required the purchase of alternative fuel at a much higher cost than the natural gas displaced resulting in a significant negative impact on operations. As a result, Alcoa of Australia, in turn on June 10, 2008, notified its own customers that it was declaring force majeure under its alumina supply contacts. The earnings impact of the disruption in gas supply was $17 after-tax and minority interest ($35 before tax and minority interest) in the 2008 second quarter. The Alumina segment was impacted by $16 after-tax ($23 before tax) and the remaining impact of $8 after-tax ($12 before tax) was reflected in Corporate due to Alcoa’s captive insurance program. In the third quarter of 2008, a negative impact of approximately $45 after-tax and minority interest ($107 before tax and minority interest – see Alumina segment below) is anticipated. This estimate is dependent upon the partial restoration of the gas supply midway through the 2008 third quarter. Alcoa of Australia is part of Alcoa World Alumina and Chemicals (AWAC), which is 60-percent owned by Alcoa and 40% owned by Alumina Limited. Alcoa anticipates insurance recoveries for the loss, subject to a claim deductible of $40 and to customary claim adjustment procedures.

On June 19, 2008, Alcoa temporarily idled half of the aluminum production (three of six operating potlines or 120 kmt) at its Rockdale smelter due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. In the 2008 second quarter, the earnings impact of the idled potlines was $22 ($36 pretax). In the third quarter of 2008, the curtailment at Rockdale is expected to have a negative impact of approximately $22 ($36 pretax). Output at Rockdale’s other three operating potlines was continued through the utilization of contracted long-term power.

Sales for the 2008 second quarter and six-month period decreased $446, or 6%, and $979, or 6%, respectively, compared with the same periods in 2007. The decline in both periods was driven mainly by the absence of sales from most of the businesses within the Packaging and Consumer segment in the 2008 second quarter and four months in the 2008 six-month period ($818 in the 2007 second quarter and $1,066 in the 2007 six-month period) and the absence of sales from the soft alloy extrusion business in the respective 2008 periods ($431 in the 2007 second quarter and $1,090 in the 2007 six-month period), partially offset by an increase in primary aluminum volumes and favorable foreign currency movements due to a stronger Euro. Higher realized prices across all segments were also a positive contribution in the 2008 second quarter.

Cost of goods sold (COGS) as a percentage of sales was 79.9% in the 2008 second quarter and six-month period compared with 76.6% in the 2007 second quarter and 76.3% in the 2007 six-month period. The percentage in both periods was negatively impacted by continued cost increases in raw materials, energy, freight, and other inputs; unfavorable foreign currency movements due to a significantly weaker U.S. dollar; and the impacts of the gas outage in Western Australia and the 2008 smelter curtailment at Rockdale. These items were partially offset by the absence of the soft alloy extrusion business in the respective 2008 periods (95.2% in the 2007 second quarter and 96.3% in the 2007 six-month period); the absence of most of the businesses within the Packaging and Consumer segment in the 2008 second quarter and four months in the 2008 six-month period (83.9% in the 2007 second quarter and 83.7% in the 2007 six-month period); productivity improvements in most of the businesses within the Flat-Rolled Products and Engineered Products and Solutions segments; and the absence of certain costs incurred in the respective 2007 periods as a result of production curtailments associated with the Tennessee and Rockdale smelters and startup costs at the Iceland smelter. The absence of costs incurred in the 2007 six-month period related to the national labor strike in Guinea and the restart of one of Intalco’s smelter lines also provided a benefit in the 2008 six-month period.

Selling, general administrative, and other expenses (SG&A) decreased $61 in the 2008 second quarter and $90 in the 2008 six-month period compared with the corresponding periods in 2007. The decline in both periods was primarily due to the absence of most of the businesses within the Packaging and Consumer segment in the 2008 second quarter and four months in the 2008 six-month period ($49 in the 2007 second quarter and $67 in the 2007 six-month period), the absence of the soft alloy extrusion business in the respective 2008 periods ($13 in the 2007 second quarter and $32 in the 2007 six-month period), and the absence of $26 in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan Inc. in 2007. SG&A as a percentage of sales decreased from 4.5% in the 2007 second quarter to 4.0% in the 2008 second quarter, and from 4.5% in the 2007 six-month period to 4.2% in the 2008 six-month period.

The Provision for depreciation, depletion, and amortization increased $4, or 1%, in the 2008 second quarter and $19, or 3%, in the 2008 six-month period compared with the same periods in 2007. The increase in both periods was principally the result of depreciation expense related to the Iceland smelter and Norway anode facility that were not in-service in the respective 2007 periods (collectively, $25 in the 2008 second quarter and $43 in the 2008 six-month period), partially offset by a reduction in depreciation expense due to the extension of depreciable lives for a majority of refining and smelting locations based upon a review of estimated useful lives completed in the 2008 first quarter ($17 in the 2008 second quarter and $19 in the 2008 six-month period).

Restructuring and other charges in the 2008 second quarter and six-month period were $2 ($2 after-tax and minority interests) and $40 ($32 after-tax and minority interests), respectively. Restructuring and other charges include $5 ($3 after-tax) and $41 ($31 after-tax) in the 2008 second quarter and six-month period, respectively, as a result of the loss recognized on the sale of the packaging and consumer businesses. The $5 was partially offset by a net credit of $3 ($1 after-tax and minority interests) in the 2008 second quarter, primarily as a result of adjustments to severance reserves associated with previously approved restructuring programs due to changes in facts and circumstances. The $41 was slightly offset by a net credit in the 2008 six-month period, primarily as a result of the previously mentioned adjustments partially offset by severance and other exit costs associated with previously approved restructuring programs.

Restructuring and other charges in the 2007 second quarter and six-month period were $57 ($21 after-tax and minority interests) and $31 ($3 after-tax and minority interests), respectively. The net credit in both periods included a $65 ($27 after-tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007. This adjustment was offset by net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $8 ($6 after-tax and minority interests) in the second quarter of 2007 and $34 ($24 after-tax and minority interests) in the 2007 six-month period related to the restructuring program initiated in the fourth quarter of 2006.

As of June 30, 2008, approximately 2,200 of the 6,300 employees associated with the 2007 restructuring program have been terminated. The remaining terminations are expected to be completed by the end of 2008. Also, the terminations associated with the 2006 restructuring program are essentially complete.

In the 2008 six-month period, cash payments of $33 and $7 were made against total reserves related to the 2007 and 2006 restructuring programs, respectively. The remaining reserves are expected to be paid in cash during 2008, with the exception of approximately $35 to $40, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Alumina	$—	$1	$—	$1
Primary Metals	1	(2)	2	—
Flat-Rolled Products	2	—	—	(19)
Engineered Products and Solutions	—	(6)	—	(10)
Packaging and Consumer	(5)	1	(41)	(5)

Segment total	(2)	(6)	(39)	(33)
Corporate	—	63	(1)	64

Total restructuring and other charges	$(2)	$57	$(40)	$31

Interest expense rose $1, or 1%, and $17, or 10%, in the 2008 second quarter and six-month period, respectively, compared with the corresponding periods in 2007. The increase in both periods was primarily due to a higher average debt level in the 2008 periods over the comparable periods in 2007 and a decrease ($14 and $23) in the amount of interest capitalized on construction projects in the 2008 second quarter and six-month period, respectively, mainly as a result of placing growth projects, such as the Iceland smelter and the Norway anode facility, into service during 2007. Both of these items were mostly offset by a lower weighted-average effective interest rate.

Other income, net increased $37, or 62%, in the 2008 second quarter and declined $65, or 63%, in the 2008 six-month period compared with the same periods in 2007. The increase in the 2008 second quarter was principally due to favorable foreign currency impacts, partially offset by losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets and the absence of a 2007 non-recurring foreign currency gain in Russia. The decrease in the 2008 six-month period was primarily the result of increased mark-to-market losses on energy and other derivative contracts, losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets, and the absence of a 2007 non-recurring foreign currency gain in Russia.

The effective tax rate for the second quarter of 2008 and 2007 was 27.3% and 30.0%, respectively. The rate for the 2008 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and a discrete income tax benefit of $9 associated with the sale of the packaging and consumer businesses, mainly as a result of changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the second quarter. The rate for the 2007 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

The effective tax rate for the 2008 and 2007 six-month periods was 30.7% and 29.9%, respectively. The rate for the 2008 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and the $9 discrete income tax benefit mentioned above, partially offset by a discrete income tax charge of $28 recognized as a result of the allocation of the proceeds from the sale of the packaging and consumer businesses to higher tax rate jurisdictions as opposed to the allocation previously contemplated. The rate for the 2007 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions.

Minority interests’ share of income from continuing operations for the 2008 second quarter and six-month period decreased $40, or 36%, and $88, or 39%, respectively, compared with the corresponding periods in 2007. The decline in both periods was principally due to lower earnings at AWAC driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar, continued increases in raw materials and energy costs, and the impact of the gas outage in Western Australia.

Segment Information

In the first quarter of 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment, and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where all Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

I. Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Alumina production (kmt)	3,820	3,799	7,690	7,454
Third-party alumina shipments (kmt)	1,913	1,990	3,908	3,867

Third-party sales	$717	$712	$1,397	$1,357
Intersegment sales	766	587	1,433	1,166

Total sales	$1,483	$1,299	$2,830	$2,523

After-tax operating income (ATOI)	$190	$276	$359	$536

Third-party sales for the Alumina segment rose 1% in the second quarter of 2008 compared with the corresponding period in 2007. The slight improvement was primarily due to an 8% increase in realized prices driven by higher LME prices, mostly offset by a 4% decline in volume. Third-party sales increased 3% in the 2008 six-month period compared with the 2007 six-month period. The improvement was principally due to a 1% rise in volume.

Intersegment sales increased 30% and 23% in the 2008 second quarter and six-month period compared with the same periods in 2007 mostly due to an increase in realized prices and higher volumes.

ATOI for this segment declined 31% in the second quarter of 2008 and 33% in the 2008 six-month period compared to the same periods in 2007. The decrease in both periods was primarily the result of unfavorable foreign currency movements due to a weaker U.S. dollar; continued higher energy costs; significant increases in raw materials and other costs, including freight; and the impact of the gas outage in Western Australia ($16). These negative impacts were somewhat offset by an increase in realized prices.

In the third quarter of 2008, a negative after-tax impact of approximately $75 ($45 after-tax and minority interest – see Results of Operations above) is anticipated as a result of the disruption to the gas supply in Western Australia. This estimate is dependent upon the partial restoration of the gas supply midway through the 2008 third quarter. Raw materials and energy costs are also expected to increase.

II. Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Aluminum production (kmt)	1,030	901	2,025	1,800
Third-party aluminum shipments (kmt)	750	565	1,415	1,083

Alcoa’s average realized price per metric ton of aluminum	$3,058	$2,879	$2,937	$2,890

Third-party sales	$2,437	$1,746	$4,314	$3,379
Intersegment sales	1,108	1,283	2,213	2,760

Total sales	$3,545	$3,029	$6,527	$6,139

ATOI	$428	$462	$735	$966

Third-party sales for the Primary Metals segment climbed 40% and 28% in the 2008 second quarter and six-month period, respectively, compared with the corresponding periods in 2007. The improvement in both periods was primarily due to an increase in volumes, mainly due to the shipments made in the 2008 periods to the Sapa AB joint venture (shipments to Alcoa’s soft alloy extrusion business were included in intersegment sales in the 2007 periods) and the sales related to the production of the Iceland smelter that did not occur in the respective 2007 periods. An increase in realized prices of 6% in the 2008 second quarter and 2% in the 2008 six-month period also contributed to the increase in third-party sales.

Intersegment sales decreased 14% in the second quarter of 2008 and 20% in the 2008 six-month period compared with the same periods in 2007 mostly as a result of the absence of shipments to Alcoa’s soft alloy extrusion business that occurred in the respective 2007 periods. In the 2008 second quarter, the absence of such shipments was partially offset by an increase in realized prices.

ATOI for this segment declined 7% and 24% in the 2008 second quarter and six-month period, respectively, compared to the corresponding periods in 2007. The decrease in both periods was principally due to unfavorable foreign currency impacts related to a weaker U.S. dollar; higher raw materials costs, including carbon; a continued rise in energy costs; and the impact of the 2008 curtailment at Rockdale ($22). These negative impacts were partially offset by the absence of certain costs incurred in the respective 2007 periods associated with the all of the following: the start-up of the Iceland smelter, the smelter production curtailment of one of the potlines in Rockdale, and the smelter curtailment associated with the power outage in Tennessee.

Alcoa had 566,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,573,000 mtpy. In the second quarter of 2008, idle capacity increased by 120,000 mtpy as compared to the first quarter of 2008 due to the shutdown of three potlines at the Rockdale smelter.

In the third quarter of 2008, the curtailment at Rockdale is expected to have a negative impact of approximately $22. Also, higher energy and material costs are anticipated while additional efficiency gains are expected at Iceland.

III. Flat-Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Third-party aluminum shipments (kmt)	591	612	1,201	1,209

Third-party sales	$2,525	$2,535	$5,017	$5,002
Intersegment sales	77	77	154	142

Total sales	$2,602	$2,612	$5,171	$5,144

ATOI	$55	$97	$96	$157

Third-party sales for the Flat-Rolled Products segment were flat in the 2008 second quarter and six-month period compared with the corresponding periods in 2007 primarily as a result of a slight decline in volumes due to weak market conditions in Europe and North America offset by favorable foreign currency movements due to a stronger Euro and a positive product mix.

ATOI for this segment declined 43% and 39% in the 2008 second quarter and six-month period, respectively, compared to the same periods in 2007. The decrease in both periods was primarily due to higher direct materials, energy, and other cost increases; and lower volumes in the automotive and commercial transportation markets; partially offset by productivity improvements in most businesses as a result of prior restructuring programs, and favorable pricing in the aerospace market.

In the third quarter of 2008, typical seasonal slowdowns are expected as a result of the European industrial holidays and the North American automotive shutdowns. Higher costs are also anticipated for metals, energy, and coatings.

IV. Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Third-party aluminum shipments (kmt)	49	52	97	107

Third-party sales	$1,873	$1,715	$3,645	$3,391

ATOI	$157	$119	$295	$224

Third-party sales for the Engineered Products and Solutions segment increased 9% in the 2008 second quarter and 7% in the 2008 six-month period compared with the corresponding periods in 2007. The increase in both periods was primarily due to continued strong demand in the aerospace, building and construction, and industrial gas turbine markets, partially offset by volume declines in the North American automotive and commercial transportation markets.

ATOI for this segment increased 32% in the 2008 second quarter and six-month period compared to the same periods in 2007. The increase in both periods was principally a result of continued significant productivity improvements across four of the five businesses within this segment and strong demand in the markets mentioned above, partially offset by a decline in prices due to mix and cost increases.

In the third quarter of 2008, in addition to normal seasonal slowdowns as a result of North American automotive shutdowns and European industrial holidays, further negative impacts are expected due to the deterioration of the North American automotive markets. Also, declining demand is anticipated in European heavy truck and trailer markets and inventory adjustments are expected to negatively affect aerospace spares demand.

V. Packaging and Consumer

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Third-party aluminum shipments (kmt)	—	40	19	75

Third-party sales	$19	$837	$516	$1,573

ATOI	$—	$37	$11	$56

On February 29, 2008, Alcoa completed the sale of its packaging and consumer businesses to Rank Group Limited (Rank). In the 2008 second quarter, Alcoa received regulatory and other approvals to transfer a small number of locations to Rank that did not close in the 2008 first quarter. The transfer of one remaining location is expected to close in the third quarter of 2008, at which time, the Packaging and Consumer segment will no longer have any operations.

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

The following table reconciles total segment ATOI to consolidated net income:

	Second quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total segment ATOI	$830	$991	$1,496	$1,939
Unallocated amounts (net of tax):
Impact of LIFO	(44)	(16)	(75)	(43)
Interest income	12	9	21	20
Interest expense	(57)	(56)	(121)	(110)
Minority interests	(70)	(110)	(137)	(225)
Corporate expense	(91)	(101)	(173)	(187)
Restructuring and other charges	(2)	21	(32)	3
Discontinued operations	—	(1)	—	(12)
Other	(32)	(22)	(130)	(8)

Consolidated net income	$546	$715	$849	$1,377

The significant changes in the reconciling items between total segment ATOI and consolidated net income for the 2008 second quarter and six-month period compared with the corresponding periods in 2007 (unless otherwise noted) consisted of:

•	an increase in the Impact of LIFO due to higher metal prices driven by the LME;

•

a decrease in Minority interests, primarily due to lower earnings at AWAC, driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar, continued increases in raw materials and energy costs, and the impact of the gas outage in Western Australia;

•	a decrease in Corporate expense, principally due to the absence of $17 in transaction costs related to a potential business acquisition in 2007;

•

an increase in Restructuring and other charges of $23 when comparing the 2008 and 2007 second quarters, primarily due to the absence in 2008 of a $27 favorable adjustment to the estimated fair value of the soft alloy extrusion business recognized in 2007; and an increase of $35 when comparing the 2008 and 2007 six-month periods, mostly due to a $31 loss on the sale of the packaging and consumer businesses; and

•

a change in Other, principally the result of losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets, a decrease in the income of the soft alloy extrusion business when comparing the ATOI of this business in the 2007 periods with the equity income from the Sapa AB joint venture in the 2008 periods, and $8 associated with the gas outage in Western Australia reflected in Corporate due to Alcoa’s captive insurance program, all of which was somewhat offset by the absence of $13 related to the 2007 power outage at the Tennessee smelter reflected in Corporate due to Alcoa’s captive insurance program. The 2008 second quarter also benefited from favorable foreign currency movements compared to the 2007 second quarter, and the 2008 six-month period was also negatively impacted by increased mark-to-market losses on energy and other derivative contracts and a $19 net discrete income tax charge related to the sale of the packaging and consumer businesses.

Segment Assets

The following table details segment assets:

	June 30, 2008	December 31, 2007

Alumina	$8,106	$6,875
Primary Metals	12,725	11,858
Flat-Rolled Products	6,605	6,048
Engineered Products and Solutions	6,475	5,859

Total segment assets*	$33,911	$30,640

*	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets in the 2008 six-month period was primarily due to higher inventory levels driven by the cost of raw materials and other inputs for all segments; capital spending, mostly related to the São Luís refinery expansion and Juruti bauxite mine development in Brazil for the Alumina segment and projects in Bohai and Russia for the Flat-Rolled Products segment; an increase in receivables, as a result of higher sales for all segments; and an increase in various assets, principally goodwill, due to the acquisition of two aerospace fastener manufacturing businesses in the Engineered Products and Solutions segment.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $719 in the 2008 six-month period compared with cash provided from operations of $1,876 in the same period of 2007. The decline of $1,157 is principally due to lower earnings, a $388 cash outflow associated with working capital, and the absence of $93 in cash received in the 2007 six-month period related to a long-term aluminum supply contract. The major components of the change in working capital are as follows: a $51 increase in receivables, primarily as a result of improved sales from businesses not classified as held for sale; a $554 increase in inventories, mostly due to increases in the cost of raw materials, freight, and other inputs; a $281 increase in accounts payable, trade, principally due to timing along with increased costs and expenses; a decrease in accrued expenses of $184, driven mainly by a larger reduction in accrued interest, primarily as a result of the February 2008 interest payments made on the new long-term debt issued in January 2007 ($750 of 5.55% Notes due 2017, $625 of 5.9% Notes due 2027, and $625 of 5.95% Notes due 2037), and timing of various other expenses; and an increase of $144 in taxes, including taxes on income.

Financing Activities

Cash provided from financing activities was $97 in the 2008 six-month period, a decrease of $385 compared with cash provided from financing activities of $482 in the corresponding period of 2007. The change was primarily due to the following: a $1,603 reduction in additions to long-term debt, mostly as a result of the absence of $1,994 in net proceeds received in January 2007 from the issuance of new long-term debt, somewhat offset by the issuance of $429 in BNDES loans in the 2008 second quarter to support the São Luís refinery expansion and Juruti bauxite mine development; a $352 increase in the repurchase of common stock due to a significantly higher number of shares repurchased in the 2008 six-month period as a result of the new program initiated in October 2007; and a $252 decrease in common stock issued for stock compensation plans due to fewer stock option exercises in the 2008 six-month period. These cash outflows were mostly offset by a $1,377 change in commercial paper, principally due to an increase in commercial paper issued during the 2008 six-month period for operating use and the absence of a $1,132 reduction of commercial paper with the proceeds from newly issued long-term debt in January 2007; a $197 decrease in payments on long-term debt, primarily due to the purchase in the 2007 six-month period of $333 of outstanding 4.25% Notes due August 2007 as compared to the repayment in the 2008 six-month period of $150 in 6.625% Notes that were due in March 2008; a $120 decrease in debt issuance costs due to fees and expenses paid in the 2007 six-month period related to the previously mentioned January 2007 debt issuance and a commitment fee of $30 to secure a credit facility related to a potential business acquisition; an $87 decline in dividends paid to minority interests, mostly due to the timing of dividends paid to Alumina Limited; and $82 more in contributions from minority interests, driven mainly by an increase from Alumina Limited related to its share of capital spending for the São Luís and Juruti growth projects.

On January 31, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with a financial institution. RCA-2 provides a $1,000 senior unsecured revolving credit facility (RCF-2), which matures on January 31, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.93% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs. Amounts payable under RCF-2 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. As of June 30, 2008, there was no amount outstanding under RCF-2.

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

On March 10, 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of June 30, 2008, no securities were issued under the new shelf registration statement.

On April 23, 2008, Fitch Ratings (Fitch) changed its long-term debt rating of Alcoa from A- to BBB+ as a result of higher than expected debt levels and financial leverage. The current outlook was upgraded from negative to stable as Fitch cited current aluminum market conditions and Alcoa’s operating flexibility.

Investing Activities

Cash used for investing activities was $530 in the 2008 six-month period compared with $1,714 in the 2007 six-month period. The decrease in cash used of $1,184 was principally due to $2,636 in proceeds from the sale of assets and businesses, mostly due to the $2,633 in net proceeds received from the sale of the businesses within the Packaging and Consumer segment; partially offset by a $1,181 increase in additions to investments, mostly due to the $1,200 investment made in February 2008 in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and a $355 increase in acquisitions, including minority interests, as a result of the purchase of two aerospace fastener manufacturing businesses for $276 and the buyout of outstanding minority interests in Bohai for $79 and Russia for $15, compared to a final contingent payment of $13 made in the 2007 six-month period related to the 2002 acquisition of Fairchild Fasteners.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The following sections describe the valuation methodologies used by Alcoa to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

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

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

	Level 1	Level 2	Level 3	Collateral*	Total
Assets:
Available-for-sale securities	$78	$—	$—	$—	$78
Derivative contracts	99	33	124	(59)	197

Total assets	$177	$33	$124	$(59)	$275

Liabilities:
Derivative contracts	$256	$228	$516	$—	$1,000

*	This amount represents cash collateral that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see below). Of the total collateral amount, $3 relates to derivative contracts for fuel oil included in Level 1 and $56 relates to derivative contracts for electricity included in Level 3.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Second quarter ended June 30, 2008	Six months ended June 30, 2008
Balance at beginning of period	$446	$408
Total realized/unrealized (losses) or gains included in:
Sales	(18)	(30)
Cost of goods sold	(2)	2
Other comprehensive income	(34)	12
Purchases, sales, issuances, and settlements	—	—
Transfers in and (or) out of Level 3	—	—

Balance at end of period	$392	$392

Total gains or (losses) included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at June 30, 2008:
Sales	$(18)	$(30)
Cost of goods sold	(2)	2

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $392 as of June 30, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Income. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to our power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Income. The positions on hand at June 30, 2008 did not result in any unrealized gains in the accompanying Statement of Consolidated Income.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of June 30, 2008, the obligation to return cash collateral in the amount of $59 was netted against the fair value of derivative contracts included in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Alcoa on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial position, results of operations, or cash flows of Alcoa.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on the Financial Statements.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study includes remedial alternatives that range from no further action at $0 to significant grading, stabilization, and water management of the bauxite residue disposal areas at $75. Because the selection of the $0 alternative was considered remote, Alcoa increased the environmental reserve for this location by $15 in the second quarter of 2005, representing the low end of the range of possible alternatives, which met the remedy selection criteria, as no alternative could be identified as more probable than the others. In 2007, the EPA temporarily suspended its final review of the feasibility study based on Alcoa’s request for additional time to fully explore site redevelopment and material use options. Ultimately, the EPA’s selection of a remedy could result in additional liability, and Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected late in 2008 or later.

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

Alcoa’s remediation reserve balance was $274 and $279 at June 30, 2008 and December 31, 2007 (of which $51 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2008 six-month period, the remediation reserve was increased by $5 in liabilities associated with various locations. Payments related to remediation expenses applied against the reserve were $10 in the 2008 six-month period. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures contracts, totaling 410 kmt at June 30, 2008, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2010.

Alcoa has also entered into futures and option contracts, totaling 473 kmt at June 30, 2008, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2012.

Alcoa has also entered into futures and option contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 55 kmt at June 30, 2008. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pretax earnings impact from aluminum derivative and hedging activities were losses of $3 and $10 in the 2008 second quarter and six-month period, respectively.

Alcoa purchases certain energy commodities to meet its production requirements and believes it is highly likely that such purchases will continue in the future. These purchases expose the company to the risk of higher prices. To hedge a portion of these risks, Alcoa uses futures and forward contracts. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2011.

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

Fair Values – The following table shows the fair values of outstanding derivative contracts at June 30, 2008:

Fair value (loss)/gain
Aluminum	$(1,077)
Interest rates	7
Other commodities, principally energy related*	64
Currencies	7

*	This amount reflects $59 of cash collateral that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see Recently Adopted and Recently Issued Accounting Standards under Part I Item 2).

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the six-month period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 6, 2008, the Hawaii Structural Ironworkers Pension Trust Fund (the “plaintiff”) filed a shareholder derivative suit in the Western District of Pennsylvania against the members of Alcoa’s board of directors (the “Director Defendants”), Lawrence Purtell, Bernt Reitan, William Rice, David Dabney, Peter Burgess, David Debney, and Victor Dahdaleh (collectively, “defendants”). The complaint alleges that the defendants either caused Alcoa to make allegedly illegal payments to senior officials of the government of Bahrain and Alba or failed to prevent such alleged payments from being made in violation of their alleged fiduciary duties to Alcoa. On May 20, 2008, plaintiff moved for a temporary restraining order and a preliminary injunction preventing the Directors Defendants, who may later be named as subjects or targets of the Department of Justice investigation, from participating in any decisions that Alcoa reaches regarding that investigation. The court denied plaintiff’s motion for a temporary restraining order on May 27, 2008. On June 6, 2008, the Director Defendants opposed plaintiff’s motion for a preliminary injunction and they, along with certain other individual defendants, moved to dismiss the complaint in its entirety as against all defendants. By an order entered on July 9, 2008, the court granted the Director Defendants’ motion to dismiss the complaint, dismissed the complaint in its entirety, denied plaintiff’s motion for preliminary injunction, and closed the case.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various clean-up and remediation efforts were undertaken by or on behalf of St. Croix Alumina, L.L.C. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the St. Croix Alumina, L.L.C. facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names St. Croix Alumina, L.L.C., Alcoa Inc., and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports go on to claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. In August 2005, Alcoa and St. Croix Alumina, L.L.C. moved to decertify the plaintiff class, and in March 2006, the assigned magistrate judge issued a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. This recommendation has been adopted by the assigned district judge. Alcoa and St. Croix Alumina, L.L.C. have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and St. Croix Alumina, L.L.C. and has a pending motion to dismiss.

On June 3, 2008, the Court granted defendants’ joint motion to decertify the class of plaintiffs, and simultaneously granted in part and denied in part plaintiffs’ motion for certification of a new class. Under the new certification order, there is no class as to the personal injury, property damage, or punitive damages claims. (The named plaintiffs had previously dropped their claims for medical monitoring during the course of the briefing of the certification motions). The Court did certify a new class as to the claim of on-going nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. The Court expressly denied certification of a class as to any claims for remediation or clean-up of any area outside the facility (including plaintiffs’ property). The new class may seek only injunctive relief rather than monetary damages. Named plaintiffs, however, may continue to prosecute their claims for personal injury, property damage, and punitive damages. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2008	13,977,044	$30.79	13,971,626	135,250,571
February 1 - February 29, 2008	24,319	$38.23	—	135,250,571
March 1 - March 31, 2008	1,301	$38.71	—	135,250,571

Total for quarter ended March 31, 2008	14,002,664	$30.81	13,971,626	135,250,571

April 1 - April 30, 2008	—	—	—	135,250,571
May 1 - May 31, 2008	1,140,723	$41.55	750,000	134,500,571
June 1 - June 30, 2008	3,605,763	$39.94	3,600,000	130,900,571

Total for quarter ended June 30, 2008	4,746,486	$40.33	4,350,000	130,900,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010.

Item 4. Submission of Matters to a Vote of Security Holders.

Alcoa’s annual meeting of shareholders was held on May 8, 2008. At the meeting:

(1)	the four nominees named in Alcoa’s 2008 proxy statement, Joseph T. Gorman, Klaus Kleinfeld, James W. Owens, and Ratan N. Tata, were elected to serve as directors for a three-year term expiring in 2011;

(2)	the selection of PricewaterhouseCoopers LLP to serve as the independent auditor of Alcoa for 2008 was ratified; and

(3)	a shareholder proposal requesting a report on how Alcoa’s action to reduce its impact on climate change has affected the global climate was not approved.

The voting results for each matter are set forth below.

	Votes For	Votes Withheld
(1) Election of Directors:
NOMINEE
Joseph T. Gorman	632,929,757	62,717,264
Klaus Kleinfeld	671,083,219	24,563,802
James W. Owens	671,949,285	23,697,736
Ratan N. Tata	667,903,382	27,743,639

	Votes For	Votes Against	Abstentions
(2) Ratification of the Independent Auditor	675,643,851	7,080,799	12,922,371

	Votes For	Votes Against	Abstentions	Broker Non-Votes
(3) Shareholder Proposal requesting a report on how Alcoa’s action to reduce its impact on climate change has affected the global climate	25,792,090	474,298,428	106,568,500	88,988,003

Item 6. Exhibits.

10(a).	Employment Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell

10(b).	Executive Severance Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 24, 2008	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 24, 2008	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10(a).	Employment Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell

10(b).	Executive Severance Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002