Form 10-Q
period 2008-09-30
ALCOA INC
filed 2008-10-24
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 20, 2008, 800,317,368 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Income (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales (L)	$7,234	$7,387	$22,229	$23,361

Cost of goods sold (exclusive of expenses below)	5,944	5,910	17,926	18,095
Selling, general administrative, and other expenses	283	365	917	1,089
Research and development expenses	64	64	194	171
Provision for depreciation, depletion, and amortization (B)	316	338	956	959
Goodwill impairment charge	—	133	—	133
Restructuring and other charges (E)	43	444	83	413
Interest expense	97	151	283	320
Other expenses (income), net (K)	17	(1,731)	(22)	(1,835)

Total costs and expenses	6,764	5,674	20,337	19,345

Income from continuing operations before taxes on income	470	1,713	1,892	4,016
Provision for taxes on income (N)	117	1,079	553	1,768

Income from continuing operations before minority interests’ share	353	634	1,339	2,248
Less: Minority interests’ share	84	76	221	301

Income from continuing operations	269	558	1,118	1,947
Loss from discontinued operations (D)	(1)	(3)	(1)	(15)

NET INCOME	$268	$555	$1,117	$1,932

EARNINGS (LOSS) PER COMMON SHARE (M)
Basic:
Income from continuing operations	$0.33	$0.64	$1.37	$2.24
Loss from discontinued operations	—	—	—	(0.02)

Net income	$0.33	$0.64	$1.37	$2.22

Diluted:
Income from continuing operations	$0.33	$0.64	$1.36	$2.22
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income	$0.33	$0.63	$1.36	$2.20

Dividends paid per common share	$0.17	$0.17	$0.51	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$831	$483
Receivables from customers, less allowances of $57 in 2008 and $72 in 2007	2,700	2,602
Other receivables	588	451
Inventories (G)	3,844	3,326
Prepaid expenses and other current assets	1,309	1,224

Total current assets	9,272	8,086

Properties, plants, and equipment	32,877	31,601
Less: accumulated depreciation, depletion, and amortization	14,901	14,722

Properties, plants, and equipment, net	17,976	16,879

Goodwill	5,084	4,806
Investments (H)	2,689	2,038
Other assets	4,014	4,046
Assets held for sale (D)	3	2,948

Total assets	$39,038	$38,803

LIABILITIES
Current liabilities:
Short-term borrowings	$498	$569
Commercial paper	1,207	856
Accounts payable, trade	2,791	2,787
Accrued compensation and retirement costs	896	943
Taxes, including taxes on income	380	644
Other current liabilities	1,217	1,165
Long-term debt due within one year	54	202

Total current liabilities	7,043	7,166

Long-term debt, less amount due within one year	8,370	6,371
Accrued pension benefits	858	1,098
Accrued postretirement benefits	2,577	2,753
Other noncurrent liabilities and deferred credits	1,852	1,943
Deferred income taxes	532	545
Liabilities of operations held for sale (D)	1	451

Total liabilities	21,233	20,327

MINORITY INTERESTS	2,740	2,460

COMMITMENTS AND CONTINGENCIES (J)

SHAREHOLDERS’ EQUITY
Preferred stock	55	55
Common stock	925	925
Additional capital	5,842	5,774
Retained earnings	13,600	13,039
Treasury stock, at cost	(4,326)	(3,440)
Accumulated other comprehensive loss	(1,031)	(337)

Total shareholders’ equity	15,065	16,016

Total liabilities and equity	$39,038	$38,803

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2008	2007
CASH FROM OPERATIONS
Net income	$1,117	$1,932
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization (B)	957	959
Deferred income taxes	(15)	518
Equity income, net of dividends	(66)	(79)
Goodwill impairment charge	—	133
Restructuring and other charges (E)	83	413
Gains from investing activities – asset sales (K)	(30)	(1,772)
Provision for doubtful accounts	8	13
Loss from discontinued operations (D)	1	15
Minority interests	221	301
Stock-based compensation	85	83
Excess tax benefits from stock-based payment arrangements	(15)	(77)
Other	(32)	(33)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(213)	224
(Increase) decrease in inventories	(595)	184
(Increase) in prepaid expenses and other current assets	(73)	(100)
Increase in accounts payable, trade	56	28
(Decrease) in accrued expenses	(369)	(173)
Increase in taxes, including taxes on income	4	341
Cash received on long-term aluminum supply contract	—	93
Pension contributions	(485)	(297)
Net change in noncurrent assets and liabilities	(16)	(188)
Decrease (increase) in net assets held for sale	4	(49)

CASH PROVIDED FROM CONTINUING OPERATIONS	627	2,469
CASH USED FOR DISCONTINUED OPERATIONS	(1)	(1)

CASH PROVIDED FROM OPERATIONS	626	2,468

FINANCING ACTIVITIES
Net change in short-term borrowings	(76)	102
Net change in commercial paper	351	(1,116)
Additions to long-term debt (I)	2,105	2,049
Debt issuance costs	(13)	(126)
Payments on long-term debt	(192)	(848)
Common stock issued for stock compensation plans	177	819
Excess tax benefits from stock-based payment arrangements	15	77
Repurchase of common stock	(1,082)	(1,548)
Dividends paid to shareholders	(420)	(447)
Dividends paid to minority interests	(193)	(310)
Contributions from minority interests	429	369

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	1,101	(979)

INVESTING ACTIVITIES
Capital expenditures	(2,421)	(2,615)
Acquisitions, net of cash acquired (F)	(276)	(15)
Acquisitions of minority interests (F)	(141)	—
Proceeds from the sale of assets and businesses (F)	2,684	87
Additions to investments (H)	(1,276)	(123)
Sales of investments	72	1,981
Net change in short-term investments and restricted cash	(2)	(23)
Other	(27)	2

CASH USED FOR INVESTING ACTIVITIES	(1,387)	(706)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	25

Net change in cash and cash equivalents	348	808
Cash and cash equivalents at beginning of year	483	506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$831	$1,314

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Shareholders’ Equity (unaudited)

(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at June 30, 2007	$55	$925	$5,716	$12,146	$(1,643)	$(367)	$16,832
Net income	—	—	—	555	—	—	555
Other comprehensive loss (P)	—	—	—	—	—	(354)	(354)
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	(1)
Common @ $0.34 per share	—	—	—	(295)	—	—	(295)
Stock-based compensation	—	—	32	—	—	—	32
Common stock issued: compensation plans	—	—	12	—	428	—	440
Repurchase common stock	—	—	—	—	(1,295)	—	(1,295)

Balance at September 30, 2007	$55	$925	$5,760	$12,405	$(2,510)	$(721)	$15,914

Balance at June 30, 2008	$55	$925	$5,827	$13,607	$(3,852)	$140	$16,702
Net income	—	—	—	268	—	—	268
Other comprehensive loss (P)	—	—	—	—	—	(1,171)	(1,171)
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	(1)
Common @ $0.34 per share	—	—	—	(274)	—	—	(274)
Stock-based compensation	—	—	15	—	—	—	15
Common stock issued: compensation plans	—	—	—	—	3	—	3
Repurchase common stock	—	—	—	—	(477)	—	(477)

Balance at September 30, 2008	$55	$925	$5,842	$13,600	$(4,326)	$(1,031)	$15,065

Balance at December 31, 2006	$55	$925	$5,817	$11,066	$(1,999)	$(1,233)	$14,631
Net income	—	—	—	1,932	—	—	1,932
Other comprehensive income (P)	—	—	—	—	—	512	512
Cash dividends:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	(2)
Common @ $0.68 per share	—	—	—	(591)	—	—	(591)
Stock-based compensation	—	—	83	—	—	—	83
Common stock issued: compensation plans	—	—	(140)	—	1,037	—	897
Repurchase common stock	—	—	—	—	(1,548)	—	(1,548)

Balance at September 30, 2007	$55	$925	$5,760	$12,405	$(2,510)	$(721)	$15,914

Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$16,016
Net income	—	—	—	1,117	—	—	1,117
Other comprehensive loss (P)	—	—	—	—	—	(694)	(694)
Cash dividends:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	(2)
Common @ $0.68 per share	—	—	—	(554)	—	—	(554)
Stock-based compensation	—	—	85	—	—	—	85
Common stock issued: compensation plans	—	—	(17)	—	196	—	179
Repurchase common stock	—	—	—	—	(1,082)	—	(1,082)

Balance at September 30, 2008	$55	$925	$5,842	$13,600	$(4,326)	$(1,031)	$15,065

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

During the third quarter of 2008, Alcoa completed a review of the estimated useful lives of its flat-rolled products and engineered products and solutions facilities. As a result of the 2008 third quarter review, for a portion of its flat-rolled products locations, Alcoa extended the useful lives of structures to an average of 33 years (previously 29 years) and machinery and equipment to an average of 18 years (previously 16 years). No change was made to the useful lives related to the engineered products and solutions locations as the study determined that the average useful lives of structures (26 years) and machinery and equipment (17 years) were appropriate.

The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008 for the alumina refining and aluminum smelting facilities and July 1, 2008 for the flat-rolled products facilities. In the 2008 third quarter and nine-month period, Depreciation, depletion, and amortization expense was $13 (after-tax and minority interests) and $24 (after-tax and minority interests), respectively, less than it would have been had the depreciable lives not been extended. The effect of this change on both basic and diluted earnings per share for the 2008 third quarter and nine-month period was $0.02 and $0.03, respectively.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Consolidated Balance Sheet, and financial liabilities, had no impact on the Financial Statements. Management has determined that the adoption of SFAS 157, as it relates to pension plan assets, will not have an impact on the 2008 Financial Statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Financial Statements.

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

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008:

	Level 1	Level 2	Level 3	Collateral*	Total
Assets:
Available-for-sale securities	$28	$—	$—	$—	$28
Derivative contracts	5	37	4	(4)	42

Total assets	$33	$37	$4	$(4)	$70

Liabilities:
Derivative contracts	$360	$139	$440	$(2)	$937

*	These amounts represent cash collateral paid ($2) and held ($4) that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see below). The collateral paid of $2 relates to derivative contracts for aluminum included in Level 1 and the collateral held of $4 relates to derivative contracts for interest rates included in Level 2.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Third quarter ended September 30, 2008	Nine months ended September 30, 2008
Balance at beginning of period	$392	$408
Total realized/unrealized (losses) or gains included in:
Sales	(18)	(48)
Cost of goods sold	1	3
Other comprehensive income	42	54
Purchases, sales, issuances, and settlements	19	19
Transfers in and (or) out of Level 3	—	—

Balance at end of period	$436	$436

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at September 30, 2008:
Sales	$(18)	$(48)
Cost of goods sold	1	3

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $436 as of September 30, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Income. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to Alcoa’s power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Income. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. None of the Level 3 positions on hand at September 30, 2008 resulted in any unrealized gains in the accompanying Statement of Consolidated Income.

Effective September 30, 2008, Alcoa adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which was issued on October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of September 30, 2008, the obligation to return cash collateral in the amount of $4 was netted against the fair value of derivative contracts included in Other assets on the accompanying Consolidated Balance Sheet and the right to receive cash collateral in the amount of $2 was netted against the fair value of derivative contracts included in Other current liabilities on the accompanying Consolidated Balance Sheet. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of SFAS 160 will not have an impact on the Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for Alcoa for any business combination with an acquisition date on or after January 1, 2009. Management has determined that the adoption of SFAS 141(R) will not have a material impact on the Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

D. Discontinued Operations and Assets Held for Sale – For the third quarter and nine-month period of 2008 and 2007, there were no active businesses classified as discontinued operations.

The following table details selected financial information for the businesses included within discontinued operations:

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales	$—	$—	$—	$—

Loss from operations	$(1)	$(1)	$(1)	$(2)
Loss on sale of businesses	—	—	—	(17)
Loss from impairment	—	(3)	—	(3)

Total pretax loss	(1)	(4)	(1)	(22)
Benefit for income taxes	—	1	—	7

Loss from discontinued operations	$(1)	$(3)	$(1)	$(15)

In the 2008 third quarter and nine-month period, Alcoa recorded a loss of $1 (after-tax) from discontinued operations due to a settlement of litigation related to the telecommunications business prior to its divestiture in 2005.

In the third quarter of 2007, Alcoa recorded a loss of $3 (after-tax) from discontinued operations primarily due to the write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility. In the 2007 nine-month period, Alcoa recorded a loss of $15 (after-tax) from discontinued operations primarily related to working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business and the write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the Hawesville, KY automotive casting facility, the wireless component of the telecommunications business, and a small automotive casting business in the U.K. Additionally, the assets and related liabilities of the businesses within the Packaging and Consumer segment and a soft alloy extrusion facility in the U.S. that was not contributed to the Sapa AB joint venture were also classified as held for sale as of December 31, 2007. In February 2008, Alcoa completed the sale of the businesses within the Packaging and Consumer segment (see Note F for additional information) and all locations were transferred to the buyer as of September 30, 2008.

The major classes of assets and liabilities of operations held for sale are as follows:

	September 30, 2008	December 31, 2007
Assets:
Receivables, less allowances	$1	$308
Inventories	—	377
Properties, plants, and equipment, net	2	738
Goodwill	—	1,094
Intangibles	—	375
Other assets	—	56

Assets held for sale	$3	$2,948

Liabilities:
Accounts payable, trade	$—	$304
Accrued expenses	1	114
Other liabilities	—	33

Liabilities of operations held for sale	$1	$451

E. Restructuring and Other Charges – In the third quarter and nine-month period of 2008, Alcoa recorded restructuring and other charges of $43 ($29 after-tax and minority interests) and $83 ($61 after-tax and minority interests), respectively. Restructuring and other charges in both periods include $48 ($31 after-tax) related to the temporary idling of the Rockdale, TX smelter, which consists of $44 ($29 after-tax) for the layoff of approximately 870 employees (terminations are expected to be mostly complete by the end of 2008) and a curtailment of other postretirement benefit plans (see Note O for additional information), and $4 ($2 after-tax) for other exit costs; and a credit of $12 ($8 after-tax) for the reversal of a reserve related to a shutdown facility. Also included in Restructuring and other charges in the 2008 third quarter and nine-month period was $2 ($1 after-tax) and $43 ($32 after-tax), respectively, as a result of the loss recognized on the sale of the Packaging and Consumer businesses (see Note F for additional information), and the remaining amount was for net charges, primarily related to severance costs for the layoff of approximately 1,900 employees at six Electrical and Electronic Solutions locations in Mexico and Honduras through 2009.

In the third quarter and nine-month period of 2007, Alcoa recorded charges of $444 ($311 after-tax and minority interests) and $413 ($308 after-tax and minority interests), respectively. The net charge in both periods included $357 ($251 after-tax) in asset impairments related to the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business; $53 ($36 after-tax) in severance charges associated with the Electrical and Electronic Solutions business; and $34 ($24 after-tax and minority interests) in net charges, primarily for severance charges and asset impairments of various other facilities. The 2007 nine-month period also includes net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $34 ($24 after-tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. All of these amounts were slightly offset in the nine-month period of 2007 by a $65 ($27 after-tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007.

Restructuring and other charges are not included in the segment results.

As of September 30, 2008, approximately 1,700 of the 2,800 employees associated with 2008 restructuring programs and 3,900 of the 6,300 employees associated with 2007 restructuring programs were terminated. The remaining terminations for 2007 restructuring programs are expected to be completed by the end of 2008. Also, the terminations associated with the 2006 restructuring program are essentially complete. For further details on the 2007 and 2006 restructuring programs, see Note D to the audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

In the 2008 nine-month period, cash payments of $15, $51, and $10 were made against total reserves related to the 2008, 2007, and 2006 restructuring programs, respectively. The remaining reserves are expected to be paid in cash during 2008, with the exception of approximately $50 to $55, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Activity and reserve balances for restructuring charges are as follows:

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2006	$153	$40	$193

2007:
Cash payments	(101)	(13)	(114)
Restructuring charges	88	22	110
Reversals of previously recorded restructuring charges	(25)	(7)	(32)

Reserve balances at December 31, 2007	115	42	157

2008:
Cash payments	(65)	(17)	(82)
Restructuring charges	53	9	62
Other	(7)	(12)	(19)

Reserve balances at September 30, 2008	$96	$22	$118

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

In the 2008 third quarter, Alcoa transferred the final remaining location to Rank in exchange for $7 in cash. Additionally, as a result of various post-closing adjustments on the sale of the Packaging and Consumer businesses, Alcoa recognized a loss of $2 ($1 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Income (see Note E for additional information) and received $11 from Rank.

This transaction is no longer subject to working capital and other post-closing adjustments. Alcoa will sell metal to Rank under a supply agreement that was entered into in conjunction with the sale agreement in December 2007. This metal supply agreement constitutes continuing involvement in the sold businesses by Alcoa, and, therefore, the results of operations of the Packaging and Consumer businesses were not classified as discontinued operations.

The Packaging and Consumer segment generated sales of $3,288 in 2007 and had approximately 9,300 employees in 22 countries. The Packaging and Consumer segment no longer contains any operations. The following is a description of the four businesses that were included in this segment:

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

On March 3, 2008, Alcoa acquired the remaining outstanding minority interest of four percent in the Belaya Kalitva fabricating facility in Russia for $15 in cash. Based on the allocation of the purchase price, Alcoa recorded $6 in goodwill, all of which is non-deductible for income tax purposes.

On March 12, 2008, Alcoa acquired the stock of Republic Fastener Manufacturing Corporation (“Republic”) and Van Petty Manufacturing (“Van Petty”) from The Wood Family Trust for $276 in cash. The two aerospace fastener manufacturing businesses are located in Newbury Park, California, and employ a combined 240 people. Republic offers a wide variety of sheet metal and aerospace fasteners and Van Petty produces high performance precision aerospace fasteners, and, combined, the businesses had revenue of $51 in 2007. These businesses are included in the Engineered Products and Solutions segment. Based on the current purchase price allocation, $248 of goodwill was recorded for these transactions, all of which is deductible for income tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, which will be completed by the end of 2008.

On March 31, 2008, Alcoa received formal approval from regulators in China for the acquisition of the 27% outstanding minority interest in Alcoa Bohai Aluminum Industries Company Limited. In May 2008, Alcoa completed the purchase of such minority interest for $79 in cash. Based on the allocation of the purchase price, Alcoa recorded $24 in goodwill, all of which is non-deductible for income tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, which will be completed by the end of 2008.

In connection with the August 2003 acquisition of 40.9% of Alcoa Alumínio S.A. (Alumínio), which was held by Camargo Corrêa Group (Camargo), the acquisition agreement provided for a contingent payment to Camargo based on the five-year performance of Alumínio limited by the appreciation in the market price of Alcoa’s common stock. On July 3, 2008, Alcoa paid Camargo $47 under the contingent payment provisions in the acquisition agreement. This payment resulted in $47 of goodwill, all of which is non-deductible for income tax purposes, representing an increase in the original purchase price. Alcoa is no longer subject to contingent payments related to the Alumínio acquisition.

G. Inventories

	September 30, 2008	December 31, 2007
Finished goods	$967	$849
Work-in-process	1,252	1,044
Bauxite and alumina	753	652
Purchased raw materials	625	547
Operating supplies	247	234

	$3,844	$3,326

At September 30, 2008 and December 31, 2007, 42% and 40% of total inventories, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,190 and $1,069 higher at September 30, 2008 and December 31, 2007, respectively.

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

Alcoa’s investment in SPPL through the Note is in-substance an investment in common stock of SPPL. Additionally, investments of three to five percent or greater in limited liability companies that are essentially equivalent to partnerships are considered to be more than minor, and, therefore, are accounted for under the equity method. As a result, Alcoa accounted for its $1,200 investment in SPPL as an equity method investment. In the 2008 third quarter and nine-month period, Alcoa recorded $7 and $14 in equity income, respectively, which represents Alcoa’s share of the semiannual dividends that SPPL received as a shareholder of RTP. Also, Alcoa recorded an unrealized loss in other comprehensive income of $303 ($467 pretax) and $292 ($450 pretax) in the 2008 third quarter and nine-month period, respectively, representing its share of SPPL’s total unrealized loss related to the decrease in fair value of the RTP shares, which are accounted for as available-for-sale securities by SPPL (see Note P for additional information).

Lehman Brothers International Europe (LBIE) is the custodian of the RTP shares for SPPL. SPPL is discussing with the administrators of LBIE in London the arrangements for the orderly transfer of the RTP shares out of LBIE. The RTP shares are held in custody only and are not assets of LBIE or any other Lehman Brothers affiliate. Therefore, the shares are not subject to the claims of Lehman Brothers’ general creditors.

In the 2008 second quarter, Alcoa and Orkla ASA’s SAPA Group reached a tentative agreement on the final ownership percentages of the Sapa AB joint venture created in June 2007. Alcoa expects its ultimate ownership percentage to be 45.45%, and, as of September 30, 2008, the carrying value of its investment was $819. Alcoa does not expect any material adjustments to the carrying value as a result of finalizing its ownership percentage.

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

On January 31, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with Lehman Commercial Paper Inc. (LCPI), as administrative agent, and Lehman Brothers Commercial Bank (LBCB),

as lender. RCA-2 provides a $1,000 senior unsecured revolving credit facility (RCF-2), which matures on January 31, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.93% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs. Amounts payable under RCF-2 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa.

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

As of September 30, 2008, there was no amount outstanding under RCF-2. On October 5, 2008, LCPI filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. To Alcoa’s knowledge, LBCB has not filed for bankruptcy protection. On October 16, 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008.

On March 10, 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of September 30, 2008, $1,500 in senior debt securities were issued under the new shelf registration statement (see below).

In March 2008, Alumínio entered into two separate loan agreements (the “Loans”) with BNDES (Brazil’s National Bank for Economic and Social Development). It is important to note that the interest rates presented below are based on amounts that will be borrowed in Brazil and are not equivalent to the interest rates Alcoa would pay if such amounts were borrowed in the U.S.

The first loan provides for a commitment of $256 (R$500), which is divided into five subloans, and will be used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans (R$470) is equal to BNDES’ long-term interest rate, currently 6.25%, plus a weighted-average margin of 2.13%. Interest on the fifth subloan (R$30) is equal to the average cost incurred by BNDES in raising capital outside of Brazil, currently 5.23%, plus a margin of 2.40%. Principal and interest are payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling R$470 and beginning in November 2009 and ending in January 2015 for the subloan totaling R$30. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

The second loan provides for a commitment of $332 (R$650), which is divided into three subloans, and will be used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans (R$589) is equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.99%. Interest on the third subloan (R$61) is equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a margin of 2.02%. Principal and interest are payable monthly beginning in December 2009 and ending in February 2015 for the two subloans totaling R$589 and beginning in February 2010 and ending in April 2015 for the subloan totaling R$61. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

The Loans may be repaid early without penalty with the approval of BNDES. Also, the Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower. As of September 30, 2008, Alumínio borrowed $206 (R$403) and $254 (R$498) under the loans associated with the Juruti and São Luís growth projects, respectively.

In June 2008, Alumínio finalized certain documents related to another loan agreement with BNDES. This loan provides for a commitment of $351 (R$687), which is divided into three subloans, and will be used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.48%. Principal and interest are payable monthly beginning in October 2011 and ending in September 2029 for the two subloans totaling R$667 and beginning in January 2011 and ending in December 2016 for the subloan totaling R$20. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts. This loan may be repaid early without penalty with the approval of BNDES. As of September 30, 2008, $75 (R$147) was borrowed under this loan.

On July 15, 2008, Alcoa completed a public debt offering under its existing shelf registration statement (filed on March 10, 2008) for $1,500 in new notes. The $1,500 is comprised of $750 of 6.00% Notes due 2013 (the “2013 Notes”) and $750 of 6.75% Notes due 2018 (the “2018 Notes” and, collectively with the 2013 Notes, the “Notes”). Alcoa received $1,489 in net proceeds from the public debt offering reflecting original issue discounts and the payment of financing costs. The net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper, purchases of outstanding common stock under the current stock repurchase program, working capital requirements, and capital expenditures. The original issue discounts and financing costs were deferred and will be amortized to interest expense using the effective interest method over the respective terms of the Notes. Interest on the Notes is paid semi-annually in January and July, commencing January 2009. Alcoa has the option to redeem the Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the Notes. The Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased. The Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

Also in July 2008, Alcoa entered into $800 of forward starting swaps to hedge interest rates in anticipation of the Notes issuances. The swaps hedged equal amounts of the 2013 Notes and the 2018 Notes ($400 each). These swaps were terminated in conjunction with the issuances of the Notes at a loss of $11. This loss will be amortized over the life of the Notes as additional interest expense.

On July 28, 2008, Alcoa increased the capacity of its senior unsecured revolving credit facility by $175 as provided for under the related Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”). As of September 30, 2008, there was no amount outstanding under the Credit Agreement. On October 5, 2008, LCPI, a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the credit facility, excluding LCPI’s commitment, is $3,275.

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. The DOJ investigation is continuing and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, as this litigation is in its preliminary stages, the company is unable to reasonably predict the outcome.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 31 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the construction work was completed in 2005 with monitoring work proposed through 2008. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in the first quarter of 2009. This information will be used by the EPA to propose a remedy for the entire river. Alcoa adjusted the reserves in the second quarter of 2004 to include the $35 for the ROPS. This was in addition to the $30 previously reserved.

The reserves for the Grasse River were re-evaluated in the fourth quarter of 2006 and an adjustment of $4 was made. This adjustment is to cover commitments made to the EPA for additional investigation work, for the on-going monitoring program, including that associated with the ROPS program, to prepare a revised Analysis of Alternatives Report, and for an interim measure that involves, annually, the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. This reserve adjustment is intended to cover these commitments through the first quarter of 2009 when the revised Analysis of Alternatives report will be submitted.

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

Vancouver, WA. In 1987, Alcoa sold its Vancouver smelter to a company that is now known as Evergreen Aluminum (Evergreen). The purchase and sale agreement contained a provision that Alcoa retain liability for any environmental issues that arise subsequent to the sale that pre-date 1987. As a result of this obligation, Alcoa recorded a reserve for the Vancouver location at that time. Evergreen is currently decommissioning the smelter and cleaning up the approximately 100 acres under a consent order with the Washington Department of Ecology (WDE). In February 2008, Evergreen notified Alcoa that it had identified numerous areas containing contamination that predated 1987. In response to this notification, Alcoa increased the existing reserve by $3 to reimburse Evergreen for its costs to cleanup this contamination. In August 2008, Evergreen presented additional information for contaminated areas discovered since February 2008.

Separately, in September 2008, Alcoa completed a Remedial Investigation/Feasibility Study (RI/FS) under the Washington State Model Toxics Control Act and negotiated a consent decree with WDE, which requires Alcoa to complete cleanup of PCB contaminated sediments in the Columbia River as well as remediate soil contamination in upland portions of the Vancouver property. Alcoa is in the process of obtaining final permit approval for this work and dredging work will take place between November 1, 2008 and February 28, 2009.

As a result of the above items related to the Vancouver site, Alcoa increased the environmental reserve by $11 in the 2008 third quarter. As cleanup work progresses and final remedies are negotiated with WDE, a subsequent reserve adjustment may be necessary.

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

Alcoa’s remediation reserve balance was $280 and $279 at September 30, 2008 and December 31, 2007 (of which $50 and $51 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2008 third quarter and nine-month period, the remediation reserve was increased by $15 and $20, respectively, mostly due to the increase in the reserve related to the Vancouver property discussed above. The increase to the remediation reserve was charged to Cost of goods sold on the accompanying Statement of Consolidated Income for both periods. Payments related to remediation expenses applied against the reserve were $9 and $19 in the 2008 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $224 (R$438) and $241 (R$426) at September 30, 2008 and December 31, 2007, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $500 (R$990), which represents Alcoa’s investment and guarantees of debt as of September 30, 2008.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Total estimated project costs are approximately $1,760 (R$3,360) and Alumínio’s share is approximately $450 (R$850). As of September 30, 2008, Alumínio has contributed $130 (R$220) towards the $450 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September of 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $420 (R$770) and Alumínio’s share is approximately $150 (R$270). As of September 30, 2008, Alumínio has contributed $90 (R$160) towards the $150 commitment.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $79 (A$101), including $3 (A$4) in the 2008 third quarter, and committed to invest an additional $66 (A$82) to be paid as the pipeline expands through 2011. In March 2008, additional equity contributions of $38 (A$40) were approved to support further expansion of the gas transmission capacity. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $400 (A$490) as of September 30, 2008.

In July 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $21 pretax (€15) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until late in 2008. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved late in 2008.

In January 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $12 pretax (€8). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is not expected until late in 2008. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

K. Other (Expenses) Income, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Equity income	$10	$7	$60	$58
Interest income	15	15	47	46
Foreign currency losses, net	(60)	(69)	(40)	(47)
Gains from asset sales	21	1,771	30	1,772
Other, net	(3)	7	(75)	6

	$(17)	$1,731	$22	$1,835

In the 2008 nine-month period, Other, net includes significant losses related to the deterioration of the cash surrender value of life insurance due to the decline in the investment markets.

In the 2007 third quarter and nine-month period, Gains from asset sales include the $1,754 gain from the sale of Alcoa’s investment in the Aluminum Corporation of China Limited.

L. Segment Information – In the first quarter of 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where all Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

Alcoa’s reportable segments, reclassified to exclude assets held for sale, are as follows (differences between segment totals and consolidated totals are in Corporate):

Third quarter ended September 30, 2008	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$805	$2,127	$2,488	$1,716	$—	$7,136
Intersegment sales	730	1,078	58	—	—	1,866

Total sales	$1,535	$3,205	$2,546	$1,716	$—	$9,002

Profit and loss:
Equity income	$2	$1	$—	$—	$—	$3
Depreciation, depletion, and amortization	68	131	54	42	—	295
Income taxes	91	29	21	42	—	183
After-tax operating income (ATOI)	206	297	29	101	—	633

Third quarter ended September 30, 2007
Sales:
Third-party sales	$664	$1,600	$2,494	$1,662	$828	$7,248
Intersegment sales	631	1,171	70	—	—	1,872

Total sales	$1,295	$2,771	$2,564	$1,662	$828	$9,120

Profit and loss:
Equity (loss) income	$(1)	$11	$—	$—	$—	$10
Depreciation, depletion, and amortization	76	102	64	44	29	315
Income taxes	89	80	32	46	17	264
ATOI	215	283	62	82	36	678

Nine months ended September 30, 2008	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$2,202	$6,441	$7,505	$5,361	$516	$22,025
Intersegment sales	2,163	3,291	212	—	—	5,666

Total sales	$4,365	$9,732	$7,717	$5,361	$516	$27,691

Profit and loss:
Equity income	$6	$20	$—	$—	$—	$26
Depreciation, depletion, and amortization	209	383	177	126	—	895
Income taxes	215	276	66	168	10	735
ATOI	565	1,032	125	396	11	2,129

Nine months ended September 30, 2007
Sales:
Third-party sales	$2,021	$4,979	$7,496	$5,053	$2,401	$21,950
Intersegment sales	1,797	3,931	212	—	—	5,940

Total sales	$3,818	$8,910	$7,708	$5,053	$2,401	$27,890

Profit and loss:
Equity income	$—	$51	$—	$—	$—	$51
Depreciation, depletion, and amortization	194	299	185	126	89	893
Income taxes	291	490	100	147	41	1,069
ATOI	751	1,249	219	306	92	2,617

The following table reconciles total segment ATOI to consolidated net income:

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total segment ATOI	$633	$678	$2,129	$2,617
Unallocated amounts (net of tax):
Impact of LIFO	(5)	10	(80)	(33)
Interest income	10	10	31	30
Interest expense	(63)	(98)	(184)	(208)
Minority interests	(84)	(76)	(221)	(301)
Corporate expense	(77)	(101)	(250)	(288)
Restructuring and other charges	(29)	(311)	(61)	(308)
Discontinued operations	(1)	(3)	(1)	(15)
Other	(116)	446	(246)	438

Consolidated net income	$268	$555	$1,117	$1,932

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

The following table details segment assets:

	September 30, 2008	December 31, 2007
Alumina	$7,910	$6,875
Primary Metals	12,394	11,858
Flat-Rolled Products	6,510	6,048
Engineered Products and Solutions	6,212	5,859

Total segment assets	$33,026	$30,640

M. Earnings Per Share – The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$269	$558	$1,118	$1,947
Less: preferred stock dividends	1	—	2	1

Income from continuing operations available to common shareholders	$268	$558	$1,116	$1,946

Average shares outstanding – basic	808	868	814	869
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	7	10	7	9

Average shares outstanding – diluted	815	878	821	878

Options to purchase 43 million and 17 million shares of common stock at a weighted average exercise price of $36.71 and $42.42 per share were outstanding as of September 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the third quarter of 2008 and 2007 was 24.9% and 63.0%, respectively. The rate for the 2008 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions. Additionally, the 2008 third quarter included a $23 discrete income tax benefit for the filing of the 2007 U.S. income tax return and an income tax benefit for a lower than anticipated tax rate for 2008, both of which were mostly offset by a $28 discrete income tax charge due to a decrease in deferred tax assets related to the Iceland operations as a result of an applicable tax rate change. The rate for the 2007 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $464 discrete income tax charge related to goodwill associated with the sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated in the 2007 third quarter.

The effective tax rate for the 2008 and 2007 nine-month periods was 29.2% and 44.0%, respectively. The rate for the 2008 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to all of the same items mentioned above for the 2008 third quarter with an additional offset of a net $19 discrete income tax charge associated with the sale of the Packaging and Consumer businesses, mainly as a result of the allocation of the proceeds from the sale to higher tax rate jurisdictions as opposed to the allocation previously contemplated somewhat offset by changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the 2008 second quarter (see Note F for additional information). The rate for the 2007 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to the aforementioned $464 discrete income tax charge, partially offset by foreign income being taxed in lower rate jurisdictions.

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2008	2007	2008	2007
Service cost	$42	$49	$129	$149
Interest cost	169	165	512	495
Expected return on plan assets	(200)	(196)	(609)	(588)
Amortization of prior service cost	4	4	13	11
Recognized actuarial loss	26	32	75	96
Curtailment	—	—	2	2
Settlement	—	—	14	—

Net periodic benefit cost	$41	$54	$136	$165

	Third quarter ended September 30,		Nine months ended September 30,
Postretirement benefits	2008	2007	2008	2007
Service cost	$6	$8	$19	$22
Interest cost	48	49	144	147
Expected return on plan assets	(5)	(5)	(14)	(13)
Amortization of prior service benefit	(3)	(1)	(8)	(3)
Recognized actuarial loss	12	14	35	42
Curtailment	6	(7)	9	(3)

Net periodic benefit cost	$64	$58	$185	$192

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

The remeasurement of these pension and postretirement benefit plans generated an increase in 2008 annual net periodic benefit cost for pension plans of $23, of which $7 and $16 was recognized in the 2008 third quarter and nine-month period, respectively, and a decrease in 2008 annual net periodic benefit cost for postretirement benefit plans of $8, of which $2 and $5 was recognized in the 2008 third quarter and nine-month period, respectively. The remaining cost increase for pension plans of $7 and the remaining cost decrease for postretirement benefit plans of $3 will be recognized in the fourth quarter of 2008. Also, the pension plans’ PBO and plan assets decreased by $26 and $248, respectively, and the postretirement benefit plans’ APBO and plan assets decreased by $39 and $10, respectively, due to the remeasurement.

Also in the first quarter of 2008 as part of the sale of the Packaging and Consumer businesses, Rank assumed the obligations of certain other U.S. and non-U.S. pension plans with PBOs of $59 and plan assets of $37. Rank’s assumption of these obligations resulted in a settlement of the pension plan obligations for Alcoa. The settlement of these obligations was accounted for under the provisions of SFAS 88 resulting in the recognition of previously deferred actuarial losses in the amount of $11 in the 2008 first quarter. Additionally, Alcoa will record less 2008 annual net periodic benefit cost in the fourth quarter of 2008 due to the settlement of these pension plans by an immaterial amount (the decrease in the 2008 third quarter was less than $1 and was $2 in the 2008 nine-month period).

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

In the second quarter of 2008, Rank assumed the obligation of another non-U.S. pension plan with a PBO of $12 and plan assets of $9 in conjunction with the transfer of a location that did not close in the first quarter of 2008. Rank’s assumption of this obligation resulted in a settlement of the pension plan obligation for Alcoa and was accounted for under the provisions of SFAS 88. The settlement resulted in the recognition of previously deferred actuarial losses in the amount of $3 in the 2008 second quarter. Also, Alcoa will record less 2008 annual net periodic benefit cost in the fourth quarter of 2008 due to the settlement of this pension plan by an immaterial amount (the decrease in both the 2008 third quarter and nine-month period was less than $1). Also in the second quarter of 2008, Alcoa recorded a charge of $1 ($1 after-tax) to accumulated other comprehensive loss in accordance with the provisions of SFAS 158 due to the remeasurement of this settled plan.

On September 30, 2008, Alcoa announced that it was temporarily idling the remaining production at its smelter in Rockdale (see Note D for additional information). As a result, a certain U.S. postretirement benefit plan was remeasured and Alcoa recognized a curtailment loss as prescribed under SFAS 106 due to the significant reduction in the expected aggregate years of future service of the employees of the Rockdale smelter. In the third quarter of 2008, Alcoa recorded a net curtailment loss of $6 related to this postretirement benefit plan. The curtailment loss includes recognition of the change in the APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The remeasurement of this postretirement benefit plan generated a decrease in 2008 annual net periodic benefit cost of $2, which will be recognized in the 2008 fourth quarter. Also, the postretirement benefit plan’s APBO decreased by $92 due to the remeasurement. Additionally, Alcoa recorded a credit of $87 ($56 after-tax) for this postretirement benefit plan to accumulated other comprehensive loss in accordance with the provisions of SFAS 158 due to the remeasurement of the curtailed plan. Furthermore, a charge of $14 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D Prescription Drug Subsidy.

In the 2008 third quarter and nine-month period, Alcoa made discretionary contributions of $400 and $433, respectively, and required contributions of $18 and $52, respectively, to its pension plans. Alcoa made discretionary contributions of $135 and $158 and required contributions of $71 and $139 in the 2007 third quarter and nine-month period, respectively, to its pension plans.

P. Comprehensive Income

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$268	$555	$1,117	$1,932
Other comprehensive income (loss), net of tax and minority interests:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	72	55	(17)	132
Foreign currency translation adjustments	(1,202)	459	(428)	860
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains*	(303)	305	(294)	748
Net amount reclassified to income	(1)	(1,160)	(1)	(1,160)

Net change in unrealized (losses) gains on available-for-sale securities	(304)	(855)	(295)	(412)
Unrecognized (losses) gains on derivatives:
Net change from periodic revaluations	209	(3)	(87)	(63)
Net amount reclassified to income	54	(10)	133	(5)

Net unrecognized gains (losses) on derivatives	263	(13)	46	(68)

Comprehensive (loss) income	$(903)	$201	$423	$2,444

*	Alcoa recognized unrealized losses of $303 ($467 pretax) and $292 ($450 pretax) in the third quarter and nine-month period of 2008, respectively, related to its investment in SPPL, which is included in Investments on the accompanying Consolidated Balance Sheet (see Note H for additional information).

Q. Accounts Receivable Securitizations – Effective August 31, 2008, Alcoa terminated its accounts receivable securitization program that was conducted through a qualifying special purpose entity (QSPE). As of September 30, 2008, there was still $108 of accounts receivable yet to be collected by the QSPE. In conjunction with the decision to terminate the foregoing program, Alcoa increased the capacity of its other accounts receivable securitization program, which originally began in November 2007, from $100 to $250. As of September 30, 2008, Alcoa received $224 in cash proceeds, which reduced Receivables from customers on the accompanying Consolidated Balance Sheet.

R. Subsequent Events – On October 6, 2008, Alumínio borrowed $70 with a weighted-average interest rate of 9.25% and a weighted-average maturity of 141 days from three financial institutions. These borrowings are collateralized with a portion of Alumínio’s future exports. The purpose of the borrowings is to provide Alumínio with additional liquidity for its short-term obligations.

On October 9, 2008, Standard and Poor’s Ratings Services (S&P) affirmed both Alcoa’s long-term debt rating of BBB+ and short-term debt rating of A-2. S&P did revise the current outlook for Alcoa from stable to negative because of weaker than expected third quarter earnings, the result of falling aluminum prices, and weak end markets coupled with large capital spending and share repurchases (the existing share repurchase program has been temporarily suspended).

On October 13, 2008, Moody’s Investors Service (Moody’s) affirmed both Alcoa’s long-term debt rating of Baa1 and short-term debt rating of Prime-2. Moody’s did revise the current outlook for Alcoa from stable to negative because of weak aluminum end markets.

On October 14, 2008, Fitch Ratings (Fitch) changed its long-term debt rating of Alcoa from BBB+ to BBB as a result of higher than expected debt levels and financial leverage. Fitch’s current outlook for Alcoa remains at stable.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provides a $1,150 senior unsecured revolving credit facility (RCF-3), which matures on October 12, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR, plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on base rate and LIBOR loans will be 1.375% and 1.875%, respectively, per annum. Alcoa will also pay a facility fee, currently 0.375%, on the aggregate commitments, whether used or unused, based on its long-term debt ratings. Additionally, if there is an amount outstanding under RCF-3 on the last calendar day of any of the next three quarterly periods, Alcoa will pay a duration fee to the lenders. The duration fee is equal to 0.5% of such outstanding amount on the respective day starting on December 31, 2008 and increases by 0.5% each quarter thereafter.

Loans may be prepaid without premium or penalty, subject to customary breakage costs. RCA-3 also provides for a mandatory prepayment, not to exceed the amount outstanding under RCF-3 at such time, equal to 100% of the net proceeds Alcoa receives from certain future debt or equity issuances in capital markets transactions or 50% of the net proceeds Alcoa receives from asset sales (other than those in the ordinary course of business), if the proceeds from all asset sales exceed $50. Any prepayments made related to the net proceeds from assets sales or that would have been made if amounts were outstanding under RCF-3 also reduce the lenders’ commitments by a corresponding amount. Amounts payable under RCF-3 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa.

RCA-3 includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation, or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

The obligation of Alcoa to pay amounts outstanding under RCF-3 may be accelerated upon the occurrence of an “Event of Default” as defined in RCA-3. Such Events of Default include, among others, (a) Alcoa’s failure to pay the principal of, or interest on, borrowings under RCF-3, (b) any representation or warranty of Alcoa in RCA-3 proving to be materially false or misleading, (c) Alcoa’s breach of any of its covenants contained in RCA-3, and (d) the bankruptcy or insolvency of Alcoa.

Alcoa paid $30 in financing costs, which were deferred and will be amortized to interest expense over the term of the facility.

On October 16, 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008 (see Note I for additional information).

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.:

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2008, and the related statements of consolidated income and shareholders’ equity for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the statement of consolidated cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related statements of consolidated income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2008, except with respect to the effects of the segment realignment discussed in Note D and Note Q to the consolidated financial statements, as to which the date is August 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 21, 2008

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales	$7,234	$7,387	$22,229	$23,361

Income from continuing operations	$269	$558	$1,118	$1,947
Loss from discontinued operations	(1)	(3)	(1)	(15)

Net income	$268	$555	$1,117	$1,932

Earnings per common share:
Diluted – Income from continuing operations	$0.33	$0.64	$1.36	$2.22
Diluted – Net income	0.33	0.63	1.36	2.20

Shipments of aluminum products (kmt)	1,342	1,328	4,106	4,057
Shipments of alumina (kmt)	2,010	1,937	5,918	5,804

Alcoa’s average realized price per metric ton of aluminum	$2,945	$2,734	$2,940	$2,835

Income from continuing operations was $269, or $0.33 per diluted share, in the 2008 third quarter compared with $558, or $0.64 per share, in the 2007 third quarter. Income from continuing operations in the 2008 third quarter declined $289, or 52%, compared to the corresponding period in 2007 primarily due to the following: the absence of the gain on the 2007 sale of the investment in Aluminum Corporation of China Limited (Chalco); significantly higher costs for raw materials, energy, and other inputs; the absence of all of the businesses within the Packaging and Consumer segment; and costs associated with a gas outage in Western Australia and a complete smelter curtailment in Rockdale, TX. These negative impacts were partially offset by higher realized prices for alumina and aluminum; the absence of the 2007 asset impairments and restructuring charges associated with the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business, as well as a discrete income tax charge related to the Packaging and Consumer businesses; the absence of certain costs incurred in 2007 associated with the Rockdale, Tennessee, and Iceland smelters; and the absence of transaction costs and interest charges incurred in 2007 related to a potential business acquisition.

Income from continuing operations was $1,118, or $1.36 per share, in the 2008 nine-month period compared with $1,947, or $2.22 per share, in the 2007 nine-month period. Income from continuing operations in the 2008 nine-month period decreased $829, or 43%, compared to the same period in 2007 principally due to the following: the negative impacts discussed above for the 2008 third quarter; increased net unfavorable foreign currency movements; the absence of a favorable adjustment in 2007 to the original impairment charge related to the soft alloy extrusion business; and a loss on the sale of the Packaging and Consumer businesses along with a related net discrete income tax charge. All of these items were partly offset by the same positive impacts discussed above for the 2008 third quarter.

Net income for the 2008 third quarter and nine-month period was $268, or $0.33 per share, and $1,117, or $1.36 per share, respectively, compared with $555, or $0.63 per share, and $1,932, or $2.20 per share, for the corresponding periods in 2007. Net income in the 2008 third quarter and nine-month period included a loss of $1 from discontinued operations due to a settlement of litigation related to the telecommunications business prior to its divestiture in 2005. Net income in 2007 included a loss from discontinued operations of $3 in the third quarter and $15 in the nine-month period. The loss from discontinued operations in both 2007 periods was mostly due to the write-off of the carrying value of assets related to the Hawesville, KY automotive casting facility, and, in the 2007 nine-month period, as a result of working capital and other adjustments associated with the 2006 fourth quarter sale of the home exteriors business.

On June 3, 2008, a major gas supplier to Alcoa’s Western Australia refining operations (part of Alcoa of Australia) suffered a pipeline rupture and fire, which resulted in a complete shutdown of the supplier’s gas production operations at a certain hub and a declaration of force majeure by the supplier to all customers. The disruption in gas supply caused an immediate reduction in production capacity and required the purchase of alternative fuel at a much higher cost than the natural gas displaced resulting in a significant negative impact on operations. As a result, on June 10, 2008, Alcoa of Australia notified its own customers that it was declaring force majeure under its alumina supply contracts. During the 2008 third quarter, the supplier partially restored the gas supply to Alcoa of Australia. In addition, insurance recoveries of $40 were received in the 2008 third quarter. Net of insurance proceeds, Alcoa’s earnings impact of the disruption in gas supply was $27 after-tax and minority interest ($53 before tax and minority interest) in the 2008 third quarter and $44 after-tax and minority interest ($88 before tax and minority interest) in the 2008 nine-month period. The Alumina segment was impacted by $25 after-tax ($35 before tax) in the 2008 third quarter and $41 after-tax ($58 before tax) in the 2008 nine-month period. The remaining impact of $12 after-tax ($18 before tax) in the 2008 third quarter and $20 after-tax ($30 before tax) in the 2008 nine-month period was reflected in Corporate due to Alcoa’s captive insurance program. In the fourth quarter of 2008, a negative impact of approximately $6 after-tax and minority interest ($14 before tax and minority interest – see Alumina segment below) is anticipated. This estimate is dependent upon the continued restoration of the gas supply throughout the 2008 fourth quarter. It is anticipated that Alcoa will receive additional insurance proceeds in future periods. Alcoa of Australia is part of Alcoa World Alumina and Chemicals (AWAC), which is 60% owned by Alcoa and 40% owned by Alumina Limited.

On June 19, 2008, Alcoa temporarily idled half of the aluminum production (three of six operating potlines or 120 kmt) at its Rockdale smelter due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. In the 2008 third quarter and nine-month period, the earnings impact of the idled potlines was $16 ($26 pretax) and $38 ($62 pretax), respectively. On September 30, 2008, Alcoa announced it was temporarily idling the remaining three potlines, or 147 kmt, effective immediately as a result of the cumulative effect of operating only half of the smelter, well-known issues regarding the cost and long-term reliability of the power supply, and overall current market conditions. In the fourth quarter of 2008, the curtailment at Rockdale is expected to have a negative impact of approximately $19 ($31 pretax). Alcoa is seeking damages and other relief from its power supplier through ongoing litigation. Additionally, in conjunction with the idling of all six potlines, Alcoa recorded restructuring charges in the 2008 third quarter of $31 ($48 pretax) mostly for the layoff of approximately 870 employees (see Restructuring and other charges below for additional information).

Sales for the 2008 third quarter and nine-month period decreased $153, or 2%, and $1,132, or 5%, respectively, compared with the same periods in 2007. The decline in both periods was driven mainly by the absence of sales from the businesses within the Packaging and Consumer segment in the 2008 third quarter and seven months in the 2008 nine-month period ($828 in the 2007 third quarter and $1,894 in the 2007 nine-month period); a decrease in volumes related to the automotive and commercial transportation markets, mainly due to weaker market conditions in Europe and North America; and the absence of sales from the soft alloy extrusion business in the respective 2008 periods ($23 in the 2007 third quarter and $1,113 in the 2007 nine-month period); all of which was mostly offset by a significant increase in primary aluminum volumes, mainly as a result of sales related to the production at the Iceland smelter that did not occur in 2007; higher realized prices for alumina and aluminum; and favorable foreign currency movements due to a stronger Euro and Australian dollar.

Cost of goods sold (COGS) as a percentage of sales was 82.2% in the 2008 third quarter and 80.6% in the 2008 nine-month period compared with 80.0% in the 2007 third quarter and 77.5% in the 2007 nine-month period. The percentage in both periods was negatively impacted by continued cost increases in raw materials, energy, freight, and other inputs; unfavorable foreign currency movements due to a significantly weaker U.S. dollar; and the impacts of the gas outage in Western Australia and the 2008 smelter curtailment at Rockdale. These items were mostly offset by the absence of the businesses within the Packaging and Consumer segment in the 2008 third quarter and seven months in the 2008 nine-month period (83.6% in the 2007 third quarter and 84.4% in seven months in the 2007 nine-month period); the absence of the soft alloy extrusion business in the respective 2008 periods (COGS exceeded sales in the 2007 third quarter and 96.9% in the 2007 nine-month period); higher volumes in primary aluminum, mainly related to the production at the Iceland smelter; productivity improvements in most of the businesses within the Engineered Products and Solutions segment; and the absence of certain costs incurred in the respective 2007 periods as a result of production curtailments associated with the Tennessee and Rockdale smelters and startup costs at the Iceland smelter.

Selling, general administrative, and other expenses (SG&A) decreased $82 in the 2008 third quarter and $172 in the 2008 nine-month period compared with the corresponding periods in 2007. The decline in both periods was primarily due to the absence of the businesses within the Packaging and Consumer segment in the 2008 third quarter and seven months in the 2008 nine-month period ($49 in the 2007 third quarter and $116 in the 2007 nine-month period); the absence of the soft alloy extrusion business in the respective 2008 periods ($1 in the 2007 third quarter and $33 in the 2007 nine-month period); the absence of transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the 2007 offer for Alcan Inc. ($19 and $45 in the 2007 third quarter and nine-month period, respectively); and a decrease in stock-based compensation expense, which was higher in the respective 2007 periods, as a result of reload features of exercised stock options. SG&A as a percentage of sales decreased from 4.9% in the 2007 third quarter to 3.9% in the 2008 third quarter, and from 4.7% in the 2007 nine-month period to 4.1% in the 2008 nine-month period.

The Provision for depreciation, depletion, and amortization decreased $22, or 7%, in the 2008 third quarter and $3, or less than 1%, in the 2008 nine-month period compared with the same periods in 2007. The decline in both periods was principally the result of the absence of depreciation related to the Packaging and Consumer businesses ($29 and $89 in the 2007 third quarter and nine-month period, respectively), and a reduction in depreciation expense due to the extension of depreciable lives for a majority of refining and smelting locations based upon a review of estimated useful lives completed in the 2008 first quarter and various rolled products and hard alloy extrusions locations based upon a review completed in the 2008 third quarter (collectively, $22 in the 2008 third quarter and $41 in the 2008 nine-month period), partially offset by depreciation expense related to the Iceland smelter and Norway anode facility that were not in-service in the respective 2007 periods (collectively, $26 in the 2008 third quarter and $69 in the 2008 nine-month period). The decrease in the 2008 nine-month period was also partly offset due to unfavorable foreign currency movements as a result of a weaker U.S. dollar.

Restructuring and other charges in the 2008 third quarter and nine-month period were $43 ($29 after-tax and minority interests) and $83 ($61 after-tax and minority interests), respectively. Restructuring and other charges in both periods include $48 ($31 after-tax) related to the temporary idling of the Rockdale smelter, which consists of $44 ($29 after-tax) for the layoff of approximately 870 employees (terminations are expected to be mostly complete by the end of 2008) and a curtailment of other postretirement benefit plans, and $4 ($2 after-tax) for other exit costs; and a credit of $12 ($8 after-tax) for the reversal of a reserve related to a shutdown facility. Also included in Restructuring and other charges in the 2008 third quarter and nine-month period was $2 ($1 after-tax) and $43 ($32 after-tax), respectively, as a result of the loss recognized on the sale of the Packaging and Consumer businesses, and the remaining amount was for net charges, primarily related to severance costs for the layoff of approximately 1,900 employees at six Electrical and Electronic Solutions locations in Mexico and Honduras through 2009.

Restructuring and other charges in the 2007 third quarter and nine-month period were $444 ($311 after-tax and minority interests) and $413 ($308 after-tax and minority interests), respectively. The net charge in both periods included $357 ($251 after-tax) in asset impairments related to the Packaging and Consumer businesses, the Electrical and Electronic Solutions business, and the Automotive Castings business; $53 ($36 after-tax) in severance charges associated with the Electrical and Electronic Solutions business; and $34 ($24 after-tax and minority interests) in net charges, primarily for severance charges and asset impairments of various other facilities. The 2007 nine-month period also includes net charges, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007, of $34 ($24 after-tax and minority interests) related to the restructuring program initiated in the fourth quarter of 2006. All of these amounts were slightly offset in the nine-month period of 2007 by a $65 ($27 after-tax) adjustment to the original impairment charge recorded in the fourth quarter of 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007.

As of September 30, 2008, approximately 1,700 of the 2,800 employees associated with 2008 restructuring programs and 3,900 of the 6,300 employees associated with 2007 restructuring programs were terminated. The remaining terminations for 2007 restructuring programs are expected to be completed by the end of 2008. Also, the terminations associated with the 2006 restructuring program are essentially complete.

In the 2008 nine-month period, cash payments of $15, $51, and $10 were made against total reserves related to the 2008, 2007, and 2006 restructuring programs, respectively. The remaining reserves are expected to be paid in cash during 2008, with the exception of approximately $50 to $55, which is expected to be paid over the next several years for ongoing site remediation work and special termination benefit payments.

Restructuring and other charges are not included in the segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Alumina	$1	$—	$1	$1
Primary Metals	(48)	—	(46)	—
Flat-Rolled Products	—	(17)	—	(36)
Engineered Products and Solutions	(6)	(194)	(6)	(204)
Packaging and Consumer	(4)	(215)	(45)	(220)

Segment total	(57)	(426)	(96)	(459)
Corporate	14	(18)	13	46

Total restructuring and other charges	$(43)	$(444)	$(83)	$(413)

Interest expense decreased $54, or 36%, and $37, or 12%, in the 2008 third quarter and nine-month period, respectively, compared with the corresponding periods in 2007. The decline in both periods was primarily due to the absence of $67 in credit facility commitment fees related to the 2007 offer for Alcan Inc. and a lower weighted-average effective interest rate in the 2008 third quarter and nine-month period, respectively, driven mainly by the decrease in LIBOR. Both of these items were partially offset by a higher average debt level in the 2008 periods over the comparable periods in 2007, mostly due to the issuance of $1,500 in new senior notes in 2008 and higher commercial paper levels, and a decrease of $9 and $31 in capitalized interest for the 2008 third quarter and nine-month period, respectively, principally due to placing growth projects, such as the Iceland smelter and the Norway anode facility, into service during 2007.

Other income, net declined $1,748 in the 2008 third quarter and $1,813 in the 2008 nine-month period compared with the same periods in 2007. The decrease in both periods is mostly due to the absence of a $1,754 gain on the 2007 sale of the Chalco investment.

The effective tax rate for the third quarter of 2008 and 2007 was 24.9% and 63.0%, respectively. The rate for the 2008 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions. Additionally, the 2008 third quarter included a $23 discrete income tax benefit for the filing of the 2007 U.S. income tax return and an income tax benefit for a lower than anticipated tax rate for 2008, both of which were mostly offset by a $28 discrete income tax charge due to a decrease in deferred tax assets related to the Iceland operations as a result of an applicable tax rate change. The rate for the 2007 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $464 discrete income tax charge related to goodwill associated with the sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated in the 2007 third quarter.

The effective tax rate for the 2008 and 2007 nine-month periods was 29.2% and 44.0%, respectively. The rate for the 2008 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to all of the same items mentioned above for the 2008 third quarter with an additional offset of a net $19 discrete income tax charge associated with the sale of the Packaging and Consumer businesses, mainly as a result of the allocation of the proceeds from the sale to higher tax rate jurisdictions as opposed to the allocation previously contemplated somewhat offset by changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the 2008 second quarter. The rate for the 2007 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to the aforementioned $464 discrete income tax charge, partially offset by foreign income being taxed in lower rate jurisdictions.

Minority interests’ share of income from continuing operations for the 2008 third quarter increased $8, or 11%, and for the 2008 nine-month period decreased $80, or 27%, compared with the corresponding periods in 2007. The rise in the 2008 third quarter was primarily due to favorable foreign currency movements mostly offset by lower earnings at AWAC. The decline in the 2008 nine-month period was principally due to lower earnings at AWAC driven mainly by continued increases in raw materials and energy costs, unfavorable foreign currency movements due to a weaker U.S. dollar, and the impact of the gas outage in Western Australia.

Segment Information

In the first quarter of 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where all Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

I. Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Alumina production (kmt)	3,790	3,775	11,480	11,229
Third-party alumina shipments (kmt)	2,010	1,937	5,918	5,804

Third-party sales	$805	$664	$2,202	$2,021
Intersegment sales	730	631	2,163	1,797

Total sales	$1,535	$1,295	$4,365	$3,818

After-tax operating income (ATOI)	$206	$215	$565	$751

Third-party sales for the Alumina segment rose 21% in the 2008 third quarter and 9% in the 2008 nine-month period compared with the corresponding periods in 2007. The increase in both the 2008 third quarter and nine-month period was primarily due to a 10% and 3% increase, respectively, in realized prices driven by higher LME prices and favorable foreign currency movements due to a stronger Australian dollar.

Intersegment sales increased 16% and 20% in the 2008 third quarter and nine-month period, respectively, compared with the same periods in 2007 mostly due to an increase in realized prices and higher volumes.

ATOI for this segment declined 4% in the 2008 third quarter and 25% in the 2008 nine-month period compared to the same periods in 2007. The decrease in both periods was primarily the result of significant cost increases for bauxite, caustic soda, fuel oil, natural gas, and electricity; and the impact of the gas outage in Western Australia ($25 in the 2008 third quarter and $41 in the 2008 nine-month period). These negative impacts were somewhat offset by an increase in realized prices in both periods. Unfavorable foreign currency movements due to a weaker U.S. dollar also significantly contributed to the reduction in ATOI for the 2008 nine-month period.

In the fourth quarter of 2008, the disruption to the gas supply in Western Australia is expected to have a negative impact of approximately $10 ($14 before tax – see Results of Operations above). The cost for caustic soda is anticipated to significantly increase based upon recent market increases.

II. Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Aluminum production (kmt)	1,011	934	3,036	2,734
Third-party aluminum shipments (kmt)	704	584	2,119	1,667

Alcoa’s average realized price per metric ton of aluminum	$2,945	$2,734	$2,940	$2,835

Third-party sales	$2,127	$1,600	$6,441	$4,979
Intersegment sales	1,078	1,171	3,291	3,931

Total sales	$3,205	$2,771	$9,732	$8,910

ATOI	$297	$283	$1,032	$1,249

Third-party sales for the Primary Metals segment climbed 33% and 29% in the 2008 third quarter and nine-month period, respectively, compared with the corresponding periods in 2007. The improvement in both periods was primarily due to higher volumes, mainly as a result of increased global demand and the sales related to the production of the Iceland smelter that did not occur in the respective 2007 periods, and a rise in realized prices of 8% in the 2008 third quarter and 4% in the 2008 nine-month period. Higher volumes in the 2008 nine-month period were also due to the shipments made in the first half of 2008 to the Sapa AB joint venture (shipments to Alcoa’s soft alloy extrusion business were included in intersegment sales in the 2007 periods).

Intersegment sales decreased 8% in the third quarter of 2008 and 16% in the 2008 nine-month period compared with the same periods in 2007 mostly as a result of a decline in volume, partially offset by an increase in realized prices. Lower volumes in the 2008 nine-month period were also due to the absence of shipments to Alcoa’s soft alloy extrusion business that occurred in the respective 2007 period.

ATOI for this segment increased 5% in the 2008 third quarter and declined 17% in the 2008 nine-month period compared to the corresponding periods in 2007. The improvement in the 2008 third quarter was principally due to higher realized prices and the absence of certain costs incurred in the respective 2007 period associated with the all of the following: the start-up of the Iceland smelter, the smelter production curtailment of one of the potlines in Rockdale, and the smelter curtailment associated with the power outage in Tennessee. These positive impacts were mostly offset by higher raw materials costs, mainly alumina and carbon; a continued rise in energy costs; and the impact of the 2008 curtailment at Rockdale ($16). The decrease in ATOI in the 2008 nine-month period was primarily due to the same negative impacts that affected the third quarter of 2008 (the 2008 curtailment at Rockdale was $38); unfavorable foreign currency movements due to a weaker U.S. dollar; and additional spending on repairs and maintenance, outside services, and labor; all of which was principally offset by the same positive impacts that affected the third quarter of 2008.

Alcoa had 566,000 metric tons per year (mtpy) of idle capacity on a base capacity of 4,573,000 mtpy. In the fourth quarter of 2008, idle capacity will increase by 147,000 mtpy due to the shutdown of the remaining three potlines at the Rockdale smelter.

In the fourth quarter of 2008, the curtailment at Rockdale is expected to have a negative impact of approximately $19, and additional increases in energy and material costs are anticipated.

III. Flat-Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Third-party aluminum shipments (kmt)	580	632	1,781	1,841

Third-party sales	$2,488	$2,494	$7,505	$7,496
Intersegment sales	58	70	212	212

Total sales	$2,546	$2,564	$7,717	$7,708

ATOI	$29	$62	$125	$219

Third-party sales for the Flat-Rolled Products segment were flat in the 2008 third quarter and nine-month period compared with the corresponding periods in 2007 primarily as a result of a decline in volumes across all businesses, mainly due to weaker market conditions in Europe and North America, offset by positive foreign currency movements from a stronger Euro, and favorable product mix and pricing.

ATOI for this segment declined 53% and 43% in the 2008 third quarter and nine-month period, respectively, compared to the same periods in 2007. The decrease in both periods was primarily due to continued higher direct materials, energy, and other cost increases; and lower volumes across all businesses, mainly related to the automotive and commercial transportation markets; partially offset by favorable product mix and pricing.

In the fourth quarter of 2008, weaker than normal conditions are expected to persist in North American and European end markets, continued higher costs are anticipated for metals, energy, and coatings, and a prolonged strike at a major aerospace customer will negatively impact profitability.

IV. Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Third-party aluminum shipments (kmt)	45	51	142	158

Third-party sales	$1,716	$1,662	$5,361	$5,053

ATOI	$101	$82	$396	$306

Third-party sales for the Engineered Products and Solutions segment increased 3% in the 2008 third quarter and 6% in the 2008 nine-month period compared with the corresponding periods in 2007. The increase in both periods was primarily due to continued robust demand in the aerospace and industrial gas turbine markets; positive foreign currency movements, as a result of a stronger Euro; favorable pricing in the building and construction market; and the addition of the fastener businesses acquired in the 2008 first quarter; all of which was mostly offset by significant volume declines in the North American automotive and commercial transportation markets.

ATOI for this segment increased 23% and 29% in the 2008 third quarter and nine-month period, respectively, compared to the same periods in 2007. The improvement in both periods was principally a result of continued productivity improvements and demand in the aerospace and industrial gas turbine businesses; the positive contribution of the acquired fastener businesses; and the receipt of insurance proceeds related to the 2007 first quarter fire at a facility in the U.K.; all of which was partially offset by the significant volume declines in the North American automotive and commercial transportation markets.

In the fourth quarter of 2008, weaker than normal market conditions are expected to persist in the automotive and commercial transportation businesses, an accelerated decline in the commercial building and construction business is anticipated, and a prolonged strike at a major aerospace customer will negatively impact profitability. However, the industrial gas turbine market is expected to remain strong with the industry reaching capacity constraints.

V. Packaging and Consumer

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Third-party aluminum shipments (kmt)	—	37	19	112

Third-party sales	$—	$828	$516	$2,401

ATOI	$—	$36	$11	$92

On February 29, 2008, Alcoa completed the sale of its Packaging and Consumer businesses to Rank Group Limited (Rank). In the 2008 second quarter, Alcoa received regulatory and other approvals to transfer a small number of locations to Rank that did not close in the 2008 first quarter. Also, in the 2008 third quarter, one final remaining location was transferred to Rank. The Packaging and Consumer segment no longer contains any operations.

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

The following table reconciles total segment ATOI to consolidated net income:

	Third quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total segment ATOI	$633	$678	$2,129	$2,617
Unallocated amounts (net of tax):
Impact of LIFO	(5)	10	(80)	(33)
Interest income	10	10	31	30
Interest expense	(63)	(98)	(184)	(208)
Minority interests	(84)	(76)	(221)	(301)
Corporate expense	(77)	(101)	(250)	(288)
Restructuring and other charges	(29)	(311)	(61)	(308)
Discontinued operations	(1)	(3)	(1)	(15)
Other	(116)	446	(246)	438

Consolidated net income	$268	$555	$1,117	$1,932

The significant changes in the reconciling items between total segment ATOI and consolidated net income for the 2008 third quarter and nine-month period compared with the corresponding periods in 2007 (unless otherwise noted) consisted of:

•	an increase in the Impact of LIFO due to higher metal prices driven by the LME when comparing the 2008 and 2007 nine-month periods;

•	a decrease in Interest expense, mostly due to the absence of $43 in credit facility commitment fees related to the 2007 offer for Alcan Inc., somewhat offset by a decrease in capitalized interest;

•

an increase in Minority interests when comparing the 2008 third quarter to the 2007 third quarter, primarily due to favorable foreign currency movements mostly offset by lower earnings at AWAC; and a decline in Minority interests when comparing the 2008 nine-month period to the 2007 nine-month period, driven mainly by lower earnings at AWAC as a result of continued increases in raw materials and energy costs, unfavorable foreign currency movements due to a weaker U.S. dollar, and the impact of the gas outage in Western Australia;

•

a decrease in Corporate expense, principally due to the absence of $12 and $29 in transaction costs related to the 2007 offer for Alcan Inc., and a reduction in stock-based compensation expense, which was higher in the respective 2007 periods as a result of reload features of exercised stock options;

•

a decline in Restructuring and other charges, primarily due to the absence of asset impairment charges of $140 and $51 related to the Packaging and Consumer businesses and the Automotive Castings business, respectively, and asset impairment charges of $60 and severance charges of $36 associated with the Electrical and Electronic Solutions business from 2007, all of which was somewhat offset by charges of $31 related to the temporary idling of the Rockdale smelter in 2008; the decrease in the 2008 nine-month period was also affected by a $32 loss on the sale of the Packaging and Consumer businesses in 2008 and the absence of a $27 favorable adjustment to the estimated fair value of the soft alloy extrusion business recognized in 2007; and

•

a change in Other, principally the result of the absence of the following 2007 third quarter transactions: a $1,140 gain on the sale of the Chalco investment, partially offset by a $464 discrete income tax charge related to goodwill associated with the sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated in the 2007 third quarter, and a $93 goodwill impairment charge related to the restructuring actions of the Electrical and Electronic Solutions business.

Segment Assets

The following table details segment assets:

	September 30, 2008	December 31, 2007
Alumina	$7,910	$6,875
Primary Metals	12,394	11,858
Flat-Rolled Products	6,510	6,048
Engineered Products and Solutions	6,212	5,859

Total segment assets*	$33,026	$30,640

*	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets in the 2008 nine-month period was primarily due to higher inventory levels driven by the cost of raw materials and other inputs for the Alumina, Primary Metals, and Flat-Rolled Products segments; capital spending, mostly related to the São Luís refinery expansion and Juruti bauxite mine development in Brazil for the Alumina segment and projects in Bohai and Russia for the Flat-Rolled Products segment; and an increase in various assets, principally goodwill, due to the acquisition of two aerospace fastener manufacturing businesses for the Engineered Products and Solutions segment and the purchase of outstanding minority interests in Bohai and Russia for the Flat-Rolled Products segment.

Liquidity and Capital Resources

In response to recent changes in the economic markets across the globe and to enhance liquidity, Alcoa is halting all non-critical capital projects, suspending the existing share repurchase program, making targeted reductions to match market conditions, and adjusting manufacturing capacity to meet demand in rapidly changing upstream and downstream markets. Alcoa has entered into financing arrangements that have extended the average maturities of outstanding debt and has maintained higher-than-normal levels of cash on hand. Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs.

Cash From Operations

Cash provided from operations was $626 in the 2008 nine-month period compared with cash provided from operations of $2,468 in the same period of 2007. The decline of $1,842 is principally due to a $1,694 cash outflow associated with working capital, $188 in higher pension contributions, and the absence of $93 in cash received in the 2007 nine-month period related to a long-term aluminum supply contract. The major components of the change in working capital are as follows: a $437 increase in receivables, primarily as a result of improved sales from businesses not classified as held for sale; a $779 increase in inventories, mostly due to higher costs of raw materials, freight, and other inputs; a decrease in accrued expenses of $196, driven mainly by a larger reduction in accrued interest, primarily as a result of the February 2008 interest payments made on the new long-term debt issued in January 2007 ($750 of 5.55% Notes due 2017, $625 of 5.9% Notes due 2027, and $625 of 5.95% Notes due 2037), and timing of various other expenses; and a decline of $337 in taxes, including taxes on income.

Financing Activities

Cash provided from financing activities was $1,101 in the 2008 nine-month period, an increase of $2,080 compared with cash used for financing activities of $979 in the corresponding period of 2007. The change was primarily due to the following: a $1,467 change in commercial paper, principally due to an increase in commercial paper issued during the 2008 nine-month period for operating use and the absence of a $1,132 reduction of commercial paper with the proceeds from newly issued long-term debt in January 2007; a $656 decrease in payments on long-term debt, primarily due to the purchase ($333) and repayment ($459) in the 2007 nine-month period of 4.25% Notes due August 2007, as compared to the repayment in the 2008 nine-month period of $150 in 6.625% Notes due March 2008; and a $466 decline in the repurchase of common stock, mainly as a result of a smaller number of shares repurchased in the 2008 nine-month period. These cash inflows were somewhat offset by a $642 decrease in common stock issued for stock compensation plans due to fewer stock option exercises in the 2008 nine-month period.

On January 31, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with Lehman Commercial Paper Inc. (LCPI), as administrative agent, and Lehman Brothers Commercial Bank (LBCB), as lender. RCA-2 provides a $1,000 senior unsecured revolving credit facility (RCF-2), which matures on January 31, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on LIBOR loans will be 0.93% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs. Amounts payable under RCF-2 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa.

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

As of September 30, 2008, there was no amount outstanding under RCF-2. On October 5, 2008, LCPI filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. To Alcoa’s knowledge, LBCB has not filed for bankruptcy protection. On October 16, 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008.

On March 10, 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of September 30, 2008, $1,500 in senior debt securities were issued under the new shelf registration statement.

On April 23, 2008, Fitch Ratings (Fitch) changed its long-term debt rating of Alcoa from A- to BBB+ as a result of higher than expected debt levels and financial leverage. The current outlook was upgraded from negative to stable as Fitch cited current aluminum market conditions and Alcoa’s operating flexibility.

On July 28, 2008, Alcoa increased the capacity of its senior unsecured revolving credit facility by $175 as provided for under the related Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”). As of September 30, 2008, there was no amount outstanding under the Credit Agreement. On October 5, 2008, LCPI, a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the credit facility, excluding LCPI’s commitment, is $3,275.

On October 9, 2008, Standard and Poor’s Ratings Services (S&P) affirmed both Alcoa’s long-term debt rating of BBB+ and short-term debt rating of A-2. S&P did revise the current outlook for Alcoa from stable to negative because of weaker than expected third quarter earnings, the result of falling aluminum prices, and weak end markets coupled with large capital spending and share repurchases (the existing share repurchase program has been temporarily suspended).

On October 13, 2008, Moody’s Investors Service (Moody’s) affirmed both Alcoa’s long-term debt rating of Baa1 and short-term debt rating of Prime-2. Moody’s did revise the current outlook for Alcoa from stable to negative because of weak aluminum end markets.

On October 14, 2008, Fitch Ratings (Fitch) changed its long-term debt rating of Alcoa from BBB+ to BBB as a result of higher than expected debt levels and financial leverage. Fitch’s current outlook for Alcoa remains at stable.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provides a $1,150 senior unsecured revolving credit facility (RCF-3), which matures on October 12, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR, plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. Based on Alcoa’s current long-term debt ratings, the applicable margin on base rate and LIBOR loans will be 1.375% and 1.875%, respectively, per annum. Alcoa will also pay a facility fee, currently 0.375%, on the aggregate commitments, whether used or unused, based on its long-term debt ratings. Additionally, if there is an amount outstanding under RCF-3 on the last calendar day of any of the next three quarterly periods, Alcoa will pay a duration fee to the lenders. The duration fee is equal to 0.5% of such outstanding amount on the respective day starting on December 31, 2008 and increases by 0.5% each quarter thereafter.

Loans may be prepaid without premium or penalty, subject to customary breakage costs. RCA-3 also provides for a mandatory prepayment, not to exceed the amount outstanding under RCF-3 at such time, equal to 100% of the net proceeds Alcoa receives from certain future debt or equity issuances in capital markets transactions or 50% of the net proceeds Alcoa receives from asset sales (other than those in the ordinary course of business), if the proceeds from all asset sales exceed $50. Any prepayments made related to the net proceeds from assets sales or that would have been made if amounts were outstanding under RCF-3 also reduce the lenders’ commitments by a corresponding amount. Amounts payable under RCF-3 will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa.

RCA-3 includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation, or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

The obligation of Alcoa to pay amounts outstanding under RCF-3 may be accelerated upon the occurrence of an “Event of Default” as defined in RCA-3. Such Events of Default include, among others, (a) Alcoa’s failure to pay the principal of, or interest on, borrowings under RCF-3, (b) any representation or warranty of Alcoa in RCA-3 proving to be materially false or misleading, (c) Alcoa’s breach of any of its covenants contained in RCA-3, and (d) the bankruptcy or insolvency of Alcoa.

Alcoa paid $30 in financing costs, which were deferred and will be amortized to interest expense over the term of the facility.

Investing Activities

Cash used for investing activities was $1,387 in the 2008 nine-month period compared with $706 in the 2007 nine-month period. The increase in cash used of $681 was mainly due to a $1,909 decline in sales of investments, as a result of the absence of $1,942 in proceeds received in the 2007 nine-month period from the sale of the Chalco investment; a $1,153 increase in additions to investments, due to the $1,200 investment made in February 2008 in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and a $402 increase in acquisitions, including minority interests, driven by the purchase of two aerospace fastener manufacturing businesses for $276, the buyout of outstanding minority interests in Bohai for $79 and Russia for $15, and a $47 contingent payment made to Camargo Corrêa Group related to the 2003 acquisition of 40.9% of Alcoa Alumínio S.A., compared to a final contingent payment of $13 made in the 2007 nine-month period related to the 2002 acquisition of Fairchild Fasteners. These cash outflows were principally offset by a $2,597 increase in proceeds from the sale of assets and businesses, due to the $2,651 in net proceeds received from the sale of the businesses within the Packaging and Consumer segment.

Off-Balance Sheet Arrangements

Accounts Receivable Securitizations

Effective August 31, 2008, Alcoa terminated its accounts receivable securitization program that was conducted through a qualifying special purpose entity (QSPE). As of September 30, 2008, there was still $108 of accounts receivable yet to be collected by the QSPE. In conjunction with the decision to terminate the foregoing program, Alcoa increased the capacity of its other accounts receivable securitization program, which originally began in November 2007, from $100 to $250. As of September 30, 2008, Alcoa received $224 in cash proceeds, which reduced Receivables from customers on the accompanying Consolidated Balance Sheet.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Consolidated Balance Sheet, and financial liabilities, had no impact on the Financial Statements. Management has determined that the adoption of SFAS 157, as it relates to pension plan assets, will not have an impact on the 2008 Financial Statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Financial Statements.

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

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008:

	Level 1	Level 2	Level 3	Collateral*	Total
Assets:
Available-for-sale securities	$28	$—	$—	$—	$28
Derivative contracts	5	37	4	(4)	42

Total assets	$33	$37	$4	$(4)	$70

Liabilities:
Derivative contracts	$360	$139	$440	$(2)	$937

*	These amounts represent cash collateral paid ($2) and held ($4) that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see below). The collateral paid of $2 relates to derivative contracts for aluminum included in Level 1 and the collateral held of $4 relates to derivative contracts for interest rates included in Level 2.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Third quarter ended September 30, 2008	Nine months ended September 30, 2008
Balance at beginning of period	$392	$408
Total realized/unrealized (losses) or gains included in:
Sales	(18)	(48)
Cost of goods sold	1	3
Other comprehensive income	42	54
Purchases, sales, issuances, and settlements	19	19
Transfers in and (or) out of Level 3	—	—

Balance at end of period	$436	$436

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at September 30, 2008:
Sales	$(18)	$(48)
Cost of goods sold	1	3

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $436 as of September 30, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Income. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to Alcoa’s power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Income. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. None of the Level 3 positions on hand at September 30, 2008 resulted in any unrealized gains in the accompanying Statement of Consolidated Income.

Effective September 30, 2008, Alcoa adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which was issued on October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of September 30, 2008, the obligation to return cash collateral in the amount of $4 was netted against the fair value of derivative contracts included in Other assets on the accompanying Consolidated Balance Sheet and the right to receive cash collateral in the amount of $2 was netted against the fair value of derivative contracts included in Other current liabilities on the accompanying Consolidated Balance Sheet. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of SFAS 160 will not have an impact on the Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for Alcoa for any business combination with an acquisition date on or after January 1, 2009. Management has determined that the adoption of SFAS 141(R) will not have a material impact on the Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 31 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund sites. A liability is recorded for environmental remediation costs or damages when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

In May of 2004, Alcoa agreed to perform the study at an estimated cost of $35. Most of the construction work was completed in 2005 with monitoring work proposed through 2008. The findings will be incorporated into a revised Analysis of Alternatives Report, which is expected to be submitted in the first quarter of 2009. This information will be used by the EPA to propose a remedy for the entire river. Alcoa adjusted the reserves in the second quarter of 2004 to include the $35 for the ROPS. This was in addition to the $30 previously reserved.

The reserves for the Grasse River were re-evaluated in the fourth quarter of 2006 and an adjustment of $4 was made. This adjustment is to cover commitments made to the EPA for additional investigation work, for the on-going monitoring program, including that associated with the ROPS program, to prepare a revised Analysis of Alternatives Report, and for an interim measure that involves, annually, the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. This reserve adjustment is intended to cover these commitments through the first quarter of 2009 when the revised Analysis of Alternatives report will be submitted.

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

Vancouver, WA. In 1987, Alcoa sold its Vancouver smelter to a company that is now known as Evergreen Aluminum (Evergreen). The purchase and sale agreement contained a provision that Alcoa retain liability for any environmental issues that arise subsequent to the sale that pre-date 1987. As a result of this obligation, Alcoa recorded a reserve for the Vancouver location at that time. Evergreen is currently decommissioning the smelter and cleaning up the approximately 100 acres under a consent order with the Washington Department of Ecology (WDE). In February 2008, Evergreen notified Alcoa that it had identified numerous areas containing contamination that predated 1987. In response to this notification, Alcoa increased the existing reserve by $3 to reimburse Evergreen for its costs to cleanup this contamination. In August 2008, Evergreen presented additional information for contaminated areas discovered since February 2008.

Separately, in September 2008, Alcoa completed a Remedial Investigation/Feasibility Study (RI/FS) under the Washington State Model Toxics Control Act and negotiated a consent decree with WDE, which requires Alcoa to complete cleanup of PCB contaminated sediments in the Columbia River as well as remediate soil contamination in upland portions of the Vancouver property. Alcoa is in the process of obtaining final permit approval for this work and dredging work will take place between November 1, 2008 and February 28, 2009.

As a result of the above items related to the Vancouver site, Alcoa increased the environmental reserve by $11 in the 2008 third quarter. As cleanup work progresses and final remedies are negotiated with WDE, a subsequent reserve adjustment may be necessary.

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

Alcoa’s remediation reserve balance was $280 and $279 at September 30, 2008 and December 31, 2007 (of which $50 and $51 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2008 third quarter and nine-month period, the remediation reserve was increased by $15 and $20, respectively, mostly due to the increase in the reserve related to the Vancouver property discussed above. The increase to the remediation reserve was charged to Cost of goods sold on the accompanying Statement of Consolidated Income for both periods. Payments related to remediation expenses applied against the reserve were $9 and $19 in the 2008 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

(dollars in millions; quantities in thousands of metric tons [kmt])

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

Commodity Price Risks – Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa uses futures contracts, totaling 603 kmt at September 30, 2008, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2012.

Alcoa has also entered into futures and option contracts, totaling 413 kmt at September 30, 2008, to hedge a portion of future production. The effect of this hedging activity will be recognized in earnings over the designated hedge periods in 2008 to 2011.

Alcoa has also entered into futures and option contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 54 kmt at September 30, 2008. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pretax earnings impact from aluminum derivative and hedging activities were a gain of $7 and a loss of $3 in the 2008 third quarter and nine-month period, respectively.

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

Financial Risk

Interest Rates – Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. For a portion of its fixed-rate debt, the company has entered into pay floating, receive fixed interest rate swaps to effectively change the fixed interest rates to floating interest rates. Alcoa is also subject to an exposure in the differential between its long-term debt rating and the long-term debt rating of its counterparty in a long-term power contract, which begins in 2011 and expires in 2028.

Currencies – Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2008.

Fair Values – The following table shows the fair values of outstanding derivative contracts at September 30, 2008:

Fair value (loss)/gain
Aluminum*	$(975)
Interest rates*	3
Other commodities, principally energy related	(3)
Currencies	(1)

*	Aluminum reflects $2 of cash collateral paid that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. Interest rates reflect $4 of cash collateral held that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. These elections were made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see Recently Adopted and Recently Issued Accounting Standards under Part I Item 2).

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the nine-month period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 21, 2008, the Teamsters Local #500 Severance Fund and the Southeastern Pennsylvania Transportation Authority (collectively, “plaintiffs”) filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Allegheny County, Pennsylvania against certain officers and directors of Alcoa claiming breach of fiduciary duty, gross mismanagement, and other violations. This derivative action stems from the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (“Alba”) against Alcoa, Alcoa World Alumina LLC, Victor Dahdaleh, and others, and the subsequent investigation of Alcoa by the U.S. Department of Justice and Securities and Exchange Commission with respect to Alba’s claims. The Alba suit alleges, among other things, that Alcoa and its employees or agents engaged in a conspiracy over a 15-year period to defraud Alba by illegally bribing Bahrainian government officials and/or officers of Alba to force Alba to purchase alumina at excessively high prices. The Alba suit and the investigation are more fully described in Part II, Item 1 of Alcoa’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. This derivative action claims that the defendants caused or failed to prevent the matters alleged in the Alba lawsuit. The derivative action is in its preliminary stage and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, as this litigation is in its preliminary stages, the company is unable to reasonably predict the outcome.

As previously reported, in January 2007, the City of Point Comfort (the “City”), Texas filed suit against Alcoa World Alumina LLC (AWA) in the United States District Court for the Southern District of Texas, Victoria Division (the “court”). The suit alleged that air emissions from AWA’s Point Comfort facility caused personal injury and property damage to the City and its residents, and sought injunctive relief and damages. In April 2008, the City granted AWA a full release of its claims and agreed to dismiss the suit. In settling the litigation, AWA agreed to pay the City damages and attorneys’ fees, agreed to establish a “Point Comfort Citizen Panel” with the City to ensure the implementation of AWA commitments set forth in the settlement agreement, paid the City $30,000 for a community park project, and undertook certain operational improvements at the Point Comfort facility. At the request of the parties, the court entered an agreed order of dismissal of the case on May 20, 2008.

As previously reported, on March 7, 2008, Alcoa’s Hutchinson, Kansas facility received a Notice of Potential Violations and Opportunity for Pre-Filing Conference from the U.S. Environmental Protection Agency (EPA) Region VII proposing a civil penalty of $103,160 as a result of the facility’s alleged non-compliance with certain federal air emission regulations associated with the operation of the facility’s on-site solid waste incineration unit. Thereafter, Alcoa commenced pre-filing settlement discussions with the EPA to resolve the matter. On August 4, 2008, the Regional Judicial Officer for EPA Region VII approved a Consent Agreement and Final Order (CAFO) between Alcoa and the EPA formally resolving the matter. The CAFO required Alcoa to pay a $63,000 civil penalty, which has since been paid. This matter is now closed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2008	13,977,044	$30.79	13,971,626	135,250,571
February 1 - February 29, 2008	24,319	$38.23	—	135,250,571
March 1 - March 31, 2008	1,301	$38.71	—	135,250,571

Total for quarter ended March 31, 2008	14,002,664	$30.81	13,971,626	135,250,571

April 1 - April 30, 2008	—	—	—	135,250,571
May 1 - May 31, 2008	1,140,723	$41.55	750,000	134,500,571
June 1 - June 30, 2008	3,605,763	$39.94	3,600,000	130,900,571

Total for quarter ended June 30, 2008	4,746,486	$40.33	4,350,000	130,900,571

July 1 - July 31, 2008	5,350,000	$33.63	5,350,000	125,550,571
August 1 - August 31, 2008	5,450,000	$31.99	5,450,000	120,100,571
September 1 - September 30, 2008	4,300,000	$28.71	4,300,000	115,800,571

Total for quarter ended September 30, 2008	15,100,000	$31.64	15,100,000	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price upon the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. As of September 30, 2008, Alcoa has elected to temporarily suspend share repurchases under this program due to the recent changes in the economic markets.

Item 6.	Exhibits.

10.	Accession Agreement and Notices, each dated as of July 28, 2008, relating to the Five-Year Revolving Credit Agreement, dated as of October 2, 2007

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 24, 2008	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 24, 2008	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.	Accession Agreement and Notices, each dated as of July 28, 2008, relating to the Five-Year Revolving Credit Agreement, dated as of October 2, 2007

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002