Form 10-K
period 2008-12-31
ALCOA INC
filed 2009-02-17
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer [✓] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No ✓.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29 billion. As of February 10, 2009, there were 801,774,739 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of the Proxy Statement. Unless otherwise provided herein, any reference in this report to disclosures in the Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

PART I

Item 1.    Business.

General

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

Forward-Looking Statements

This report contains (and oral communications made by Alcoa may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors and are not guarantees of future performance. Actual results, performance or outcomes may differ materially from those expressed in or implied by those forward-looking statements. For a discussion of some of the specific factors that may cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A (Risk Factors), Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), including the disclosures under Segment Information, Market Risks and Derivative Activities, and Environmental Matters, and Note N to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data). Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

Overview

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent more than three-fourths of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, and industrial applications.

Alcoa is a global company operating in 35 countries. Based upon the country where the point of sale occurred, North America and Europe generated 54% and 26%, respectively, of Alcoa’s sales in 2008. In addition, Alcoa has investments and activities in Australia, Brazil, China, Iceland, Guinea and Russia, all of which present opportunities for substantial growth. Governmental policies and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of five worldwide segments: Alumina, Primary Metals, Flat-Rolled Products, Engineered Products and Solutions, and Packaging and Consumer (this segment no longer contains any operations as the businesses within this segment were divested during 2008).

Description of the Business

Information describing Alcoa’s businesses can be found on the indicated pages of this report:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview—Results of Operations (Earnings Summary)	41
Notes to Consolidated Financial Statements:
Note B. Discontinued Operations and Assets Held for Sale	95
Note D. Restructuring and Other Charges	97
Note F. Acquisitions and Divestitures	102
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	49
Primary Metals	50
Flat-Rolled Products	51
Engineered Products and Solutions	52
Packaging and Consumer	53
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	119

The following charts and related discussion of the company’s Bauxite Interests, Alumina Refining and Primary Aluminum Facilities and Capacities, and Flat-Rolled Products, Engineered Products and Solutions and Corporate Facilities provide additional description of Alcoa’s businesses. The Alumina segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and Alumina Limited owns 40% of these individual entities. For more information on AWAC, see Exhibit Nos. 10 (a) through 10(f)(1) to this report.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from resources held by AWAC, from the company’s interests in the countries listed in the chart below, and under both long-term and short-term contracts and mining leases. In 2008, Alcoa consumed 35.2 million metric tons (mt) of bauxite from its own resources, 6.0 million mt from related third parties and 3.3 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active Bauxite Interests1

Country	Project	Owners’ Mining Rights (% Entitlement)	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045
Brazil	Poços de Caldas	Alcoa Alumínio S.A. (Alumínio) (100%)	2020	[3]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[4] (100%)	2046	[3]
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[5] (100%)	2038	[6]
Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[7] (55%) Clarendon Alumina Production Ltd.[8] (45%)	2042
Suriname	Caramacca	BHP Billiton (45%) Suriname Aluminum Company, L.L.C. (Suralco)[7] (55%)	2012	[9]
	Coermotibo	BHP Billiton (45%) Suralco (55%)	2033	[9]
	Kaimangrasi	BHP Billiton (45%) Suralco (55%)	2033	[9]
	Klaverblad	BHP Billiton (45%) Suralco (55%)	2033	[9]

[1]

Alcoa also has interests at the following locations that are bauxite resources which do not currently produce bauxite: Cape Bougainville and Mitchell Plateau in Australia and Juruti in Brazil (currently scheduled for completion in mid 2009 and expected to initially produce 2.6 million mt per year) as well as Brownsberg, Coermotibo DS, Lely Mountains, and Nassau, all in eastern Suriname.

[2]	AofA is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[3]

Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the complete exhaustion of the deposit. The company estimates that (i) the concessions at Poços de Caldas will last at least until 2020 and (ii) the concessions at Trombetas will last until 2046. Depending, however, on actual and future needs, the rate at which the deposits are explored and government approval is obtained, the concessions may be extended to (or expire at) a later (or an earlier) date.

[4]

Alumínio holds an 8.125% interest, Alcoa World Alumina Brasil Ltda. (formerly Abalco S.A., which merged with Alcoa World Alumina Brasil Ltda. in December 2008) (AWA Brasil) holds a 4.375% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in MRN. AWA Brasil and AWA LLC are both part of the AWAC group of companies and are owned 60% by Alcoa and 40% by Alumina Limited. MRN is jointly owned with affiliates of Rio Tinto Alcan Inc. (formerly Alcan Inc.), Companhia Brasileira de Alumínio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. Alumínio, AWA Brasil, and AWA LLC purchase bauxite from MRN under long-term supply contracts.

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

[9]

In addition to the other named Suriname interests, Lelydorp was an active site until the mine was exhausted and closed in February 2007. While mining rights at Caramacca extend until 2012 and rights at the remaining Suriname locations extend until 2033, it is likely that all Suriname bauxite resources will also be exhausted within the next several years. Alcoa is evaluating alternative sources of bauxite including resources from Suralco’s concession in eastern Suriname, such as the Nassau plateau.

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,150		2,150
	Pinjarra	AofA[3] (100%)	4,234		4,234
	Wagerup	AofA[3] (100%)	2,500		2,500
Brazil	Poços de Caldas	Alumínio (100%)	390		390
	São Luís (Alumar)	AWA Brasil[3] (18.9%) Rio Tinto Alcan Inc.[4] (10%) Alumínio (35.1%) BHP Billiton[4] (36%)	1,495		807
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (55%) Clarendon Alumina Production Ltd. (45%)	1,421	[5]	784
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,500		1,500
Suriname	Suralco	BHP Billiton[4] (45%) Suralco[3] (55%)	2,207		1,214
U.S.	Point Comfort, TX	Alcoa World Alumina LLC[3] (100%)	2,305	[6]	2,305
TOTAL			18,202		15,884

[1]

Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production. Here, as in the remainder of this report “MTPY” or “mtpy” represents metric tons per year.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For facilities owned by AWAC entities, Alcoa takes 100% of the production.

[3]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[4]	The named company or an affiliate holds this interest.

[5]

In August 2007, Hurricane Dean forced a temporary shut-down of the Jamalco refinery and caused substantial damage to the Rocky Point port from which Jamalco ships alumina. The refinery is currently operating at approximately 95% of nameplate capacity. The facility is shipping alumina from onsite port facilities constructed in 2007. Permanent repairs to the Rocky Point Pier are expected to be completed in 2010.

[6]	Production at Point Comfort was partially curtailed by 550,000 mtpy in the second half of 2008 as a result of overall market conditions.

In September 2005, Alcoa announced that its Board of Directors approved plans to make further investments in the company’s Brazilian “upstream” operations. Investments include (i) a 2.1 million mtpy expansion of the Alumar consortium alumina refinery in São Luís, state of Maranhão (expected to increase the refinery’s current capacity to approximately 3.5 million mtpy in 2009, with Alcoa’s share of the total facility output more than doubling to 1.89 million mtpy based on its 54% ownership stake through Alumínio and AWAC) and (ii) the modernization of the Poços de Caldas aluminum smelter, in the state of Minas Gerais.

In November 2005, Alcoa World Alumina LLC (AWA LLC) and Rio Tinto Alcan Inc. signed a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. In 2006, the Basic Agreement was approved by the Guinean National Assembly and was promulgated into law. The Basic Agreement was set to expire in November 2008 but has been extended to 2010. Pre-feasibility studies were completed in 2008. Further project activities may be considered in 2009, but execution is dependent upon global economic conditions and conditions within Guinea.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval included environmental conditions that must be satisfied before Alcoa can seek construction approval for the project. The project was suspended in November 2008 due to global economic conditions and the unavailability of a secure long term energy supply in Western Australia.

In 2007, Jamalco completed the Early Works Program at its Clarendon, Jamaica refinery, which added 146,000 mtpy of production, increasing the total capacity to 1.421 million mtpy. As a result of the Early Works Program, AWAC’s ownership in Jamalco increased to approximately 55%, with the Government of Jamaica owning approximately 45%.

In June 2008 AWAC and Vietnam National Coal-Minerals Industries Group (Vinacomin) signed a Cooperation Agreement in which AWAC agreed to conduct due diligence on the acquisition of a 40% interest in the 600,000 mtpy Nhan Co alumina refinery to be constructed in Vietnam’s Central Highlands in Dak Nong Province by a joint stock company majority owned by Vinacomin. Separately, AWAC and Vinacomin agreed to conduct a joint feasibility study of the Gia Nghia bauxite mine and alumina refinery project, also located in Dak Nong Province, with first stage capacity expected to be between 1.0 and 1.5 million mtpy. The due diligence on the Nhan Co project was undertaken in 2008 and Alcoa advised Vinacomin that it does not intend to acquire an interest in the refinery project at this time. The cooperation between AWAC and Vinacomin on Gia Nghia is subject to approval by the Government of Vietnam. If established, the Gia Nghia venture is expected to be 51% owned by Vinacomin, 40% by AWAC and 9% by others.

As a result of the poorer industry economics and liquidity constraints, during the fourth quarter of 2008, we determined the brown field expansion project in Jamaica will not be completed for at least the next several years. In the event the expansion of the Jamaican refinery is revisited at some point in the future, in all likelihood the utility of the costs incurred to date (primarily relating to preliminary engineering with a finite life) would be minimal. As a result, all previously-capitalized costs associated with the expansion (except costs associated with machinery and equipment that can be used elsewhere), totaling $84 million, were written off in December 2008.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	190		190	[3]
	Portland	AofA[4] (55%) CITIC (22.5%) Marubeni (22.5%)	358	[5]	197	[3]
Brazil	Poços de Caldas	Alumínio (100%)	96	[6]	96
	São Luís (Alumar)	Alumínio (60%) BHP Billiton (40%)	447		268
Canada	Baie Comeau, Que.	Alcoa (100%)	385	[7]	385
	Bécancour, Que.	Alcoa (74.95%) Rio Tinto Alcan Inc.[8] (25.05%)	413		310
	Deschambault, Que.	Alcoa (100%)	260		260
Iceland	Fjarðaál	Alcoa (100%)	344		344	[9]
Italy	Fusina	Alcoa (100%)	44		44
	Portovesme	Alcoa (100%)	150		150
Spain	Avilés	Alcoa (100%)	93		93
	La Coruña	Alcoa (100%)	87		87
	San Ciprián	Alcoa (100%)	228		228
U.S.	Evansville, IN (Warrick)	Alcoa (100%)	309	[10]	309
	Frederick, MD (Eastalco)	Alcoa (100%)	195	[11]	195
	Badin, NC	Alcoa (100%)	60	[12]	60
	Massena West, NY	Alcoa (100%)	130		130
	Massena East, NY	Alcoa (100%)	125		125
	Mount Holly, SC	Alcoa (50.33%) Century Aluminum Company (49.67%)	229		115
	Alcoa, TN	Alcoa (100%)	215	[13]	215
	Rockdale, TX	Alcoa (100%)	267	[14]	267
	Ferndale, WA (Intalco)	Alcoa (100%)	279	[15]	279
	Wenatchee, WA	Alcoa (100%)	184	[16]	184
TOTAL			5,088		4,531

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.

[4]	The named company or an affiliate holds this interest.

[5]	In December 2008, approximately 15,000 mtpy of annualized production was curtailed at the Portland facility due to overall market conditions.

[6]	In January 2009, approximately 32,000 mtpy of annualized production was curtailed at the Poços de Caldas facility due to overall market conditions.

[7]	In November 2008, Baie Comeau permanently idled one potline as part of a modernization program.

[8]	Owned through Rio Tinto Alcan Inc. subsidiary, Pechiney Reynolds Quebec, Inc.

[9]	In April 2007, Alcoa began production at its new Fjarðaál aluminum smelter in east Iceland. Full production was achieved in April 2008.

[10]	The Warrick facility currently has one idled potline of approximately 40,000 mtpy of annualized production.

[11]	At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland.

[12]

The Badin, North Carolina facility has been idled since August 2002. In addition, one of the two idled potlines was fully decommissioned in 2007 and will not be returned to service. The decommissioning reduced Nameplate and Alcoa Consolidated Capacities by 60,000 mtpy.

[13]

A power line failed during a severe storm at Tennessee Operations in April 2007. Production on a temporarily idled line increased throughout 2007 and 2008. Full curtailment of smelting at this facility is expected to be implemented by the end of the first quarter 2009.

[14]

Between June and October 2008, three of Rockdale’s six potlines were idled as a result of uneconomical power prices. The remaining three operative lines were idled in November 2008 due to uncompetitive power supply and overall market conditions.

[15]	In November 2008, one of Intalco’s three potlines (approximately 93,000 mtpy of annualized production) was idled.

[16]	Wenatchee is operating at approximately one-half of its capacity.

As of December 31, 2008, Alcoa had approximately 807,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 4,531,000 mtpy.

Alcoa and the Government of Iceland began detailed feasibility studies for the development of a 250,000 mtpy aluminum smelter at Bakki near Húsavík in north Iceland in 2006; the MOU related to this activity was extended in 2008. Separate MOU agreements between Alcoa and Landsvirkjun and Alcoa and Landsnet covering development of power generation and transmission for this smelter project were signed in May 2006. Although the MOU between Alcoa and Landsvirkjun expired in 2008, the company anticipates continued negotiation and further studies on the project.

In 2007, Alcoa and Greenland Home Rule Government entered into an MOU regarding cooperation on a feasibility study for an aluminum smelter with a 360,000 mtpy capacity in Greenland. The MOU also encompasses a hydroelectric power system and related infrastructure improvements, including a port. In 2008, Greenland’s parliament allocated funding to support the second phase of joint studies with Alcoa and endorsed that the smelter be located at Maniitsoq. Related studies are expected to extend through 2010. When it reconvenes in late 2009, Greenland’s parliament is expected to consider Greenland’s ownership position in the project.

In September 2007, Alcoa, in partnership with Elkem Aluminium ANS (a Norwegian smelting partnership) (EA), opened a new 280,000 mtpy anode plant in Mosjøen, Norway to supply anodes to Alcoa’s Fjarðaál, Iceland and EA’s Mosjøen, Norway smelters. Historically, EA was a partnership owned 50% by Alcoa and 50% by Orkla ASA (Orkla), through Orkla’s subsidiary Elkem AS. However, in December 2008 Alcoa and Orkla agreed to exchange their respective stakes in EA and Sapa AB (a Swedish extrusion joint venture) (Sapa) in order to focus on their respective areas of expertise and best practices. As a result, Alcoa will receive Orkla’s 50% stake in EA while Orkla will receive Alcoa’s 45.45% stake in Sapa. EA, which will be 100% owned by Alcoa upon completion of the transaction, operates smelters in Mosjøen and Lista, Norway, with a combined output of 282,000 mtpy, and supplies extrusion billets, rolling ingots and foundry ingots to rolling mills, extrusion plants and foundries in Europe. Included in the transaction is EA’s stake in the Mosjøen anode plant in which Alcoa already holds an approximate 82% stake. The addition of these assets will increase Alcoa’s global smelting capacity to more than 4.7 million mtpy. The transaction is expected to be completed in the first quarter of 2009.

In January 2008, Alcoa and the Brunei Economic Development Board signed a memorandum of understanding (MOU) to enable more detailed studies into the feasibility of establishing a modern, gas-powered aluminum smelter in Brunei Darussalam. The MOU extends a memorandum signed originally in 2003. Phase one of the feasibility study will determine scope and dimensions of the proposed facility, power-delivery strategy and location, as well as an associated port and infrastructure. At completion of phase one, the parties will determine whether a more detailed phase two study is warranted. If completed, it is expected that the smelter would have an initial operating capacity of 360,000 mtpy with the potential for future increase.

Alcoa owns interests in the following primary aluminum facilities that are accounted for on the equity or cost basis method. The capacity associated with these facilities is not included in Alcoa’s consolidated capacity.

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)
Norway	Lista[2]	Alcoa (50%) Elkem AS (50%)	94
	Mosjøen[2]	Alcoa (50%) Elkem AS (50%)	188
Venezuela	Alcasa	Alcoa (<1%) Corporación Venezolana de Guayana (CVG) and Japanese Interests (>99%)	210

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]

As discussed above, in December 2008, Alcoa and Orkla agreed to exchange their respective stakes in the Sapa extrusion profiles business and EA. Once the exchange is final, Alcoa will own 100% of the Lista and Mosjøen smelters.

In June 2008, Alcoa sold its 10% interest in the Tema facility in Ghana to the Government of Ghana.

Flat-Rolled Products Facilities

The principal business of the company’s Flat-Rolled Products segment is the production and sale of aluminum plate, sheet, foil and hard alloy extrusions. These products serve the packaging and consumer, transportation, building and construction, distribution, aerospace and automotive markets.

Flat-Rolled Products Principal Facilities

COUNTRY	FACILITY	PRODUCTS[1]
Australia	Point Henry	Sheet and Plate
	Yennora	Can Reclamation/Sheet and Plate
Brazil	Itapissuma	Foil Products/Sheet and Plate
China	Kunming	Foil Products
	Kunshan[2]	Sheet and Plate
	Qinhuangdao[3]	Foil Products/Sheet and plate
	Shanghai	Foil Products
France	Castelsarrasin	Sheet and Plate
Germany	Hannover	Hard Alloy Extrusions
Hungary	Székesfehérvár	Sheet and Plate
Italy	Fusina	Sheet and Plate
Russia	Belaya Kalitva	Sheet and Plate/Aerospace/Auto Engineering/Hard Alloy Extrusions
	Samara	Sheet and Plate/Aerospace/Auto Engineering/Hard Alloy Extrusions
South Korea	Kyoungnam	Hard Alloy Extrusions
Spain	Alicante	Foil Products/Sheet and Plate
	Amorebieta	Sheet and Plate
	Sabiñánigo	Foil Products/Sheet and Plate
United Kingdom	Kitts Green	Sheet and Plate
United States	Chandler, AZ	Hard Alloy Extrusions
	Davenport, IA	Sheet and Plate
	Danville, IL	Sheet and Plate
	Auburn, IN	Hard Alloy Extrusions
	Lafayette, IN	Hard Alloy Extrusions
	Newburgh, IN	Sheet and Plate
	Hutchinson, KS	Sheet and Plate
	Baltimore, MD	Hard Alloy Extrusions
	Massena, NY	Hard Alloy Extrusions
	Lancaster, PA	Sheet and Plate
	Knoxville, TN	Sheet and Plate
	Texarkana, TX	Sheet and Plate

[1]	In January 2009, the company announced its intention to sell its Global Foil business.

[2]

In September 2006, Alcoa completed the acquisition of its 70% interest in the aluminum brazing sheet venture in Kunshan City, China. Alcoa is the managing partner in the venture, with the remaining 30% interest held by Shanxi Yuncheng Engraving Group. Kunshan Aluminum is designed to produce 50,000 mtpy of aluminum brazing sheet primarily for the Asian automotive market. It is the third flat-rolled products facility managed by Alcoa in China including those owned and operated by Alcoa Bohai Aluminum Industries Company Limited (Bohai) in Qinhuangdao and Alcoa (Shanghai) Aluminum Products Limited.

[3]

In September 2005, Alcoa inaugurated a restructured joint venture with China International Trust & Investment Corporation (CITIC), its equity partner, to produce aluminum rolled products in Bohai, Qinhuangdao City, Hebei Province, China. Alcoa was the managing partner in the new venture, holding a 73% stake, with CITIC holding a 27% stake. In March 2008, Alcoa acquired CITIC’s 27% equity interest and Bohai became a wholly owned subsidiary of Alcoa. Bohai operates aluminum cold rolling facilities and is undertaking a major expansion, which includes a hot rolling mill and related equipment. Production from the expansion began in 2008 and is expected to reach approximately 90% of capacity in 2011. Although Bohai ceased foil products production at the end of 2008, it will ship its remaining foil products in the first quarter of 2009.

Engineered Products and Solutions Facilities

The principal business of the company’s Engineered Products and Solutions segment is the production and sale of titanium, aluminum and super alloy investment castings, forgings and fasteners, aluminum wheels, integrated aluminum structural systems and architectural extrusions. These products serve the aerospace, automotive, building and construction, commercial transportation and power generation markets.

Engineered Products and Solutions Principal Facilities

COUNTRY	FACILITY	PRODUCTS[1]
Australia	Brisbane	Automotive Components
	Oakleigh	Fasteners
Brazil	Itajubá	Automotive Components
Canada	Georgetown, Ontario	Castings
	Laval, Quebec	Aerospace/Castings
	Lethbridge, Alberta	Architectural Products
	Scarbrough, Ontario	Architectural Products
China	Shanghai	Automotive Components
	Suzhou	Fasteners
Czech Republic	Stříbro	Automotive Components
France	Dives sur Mer	Aerospace/Castings
	Evron Cedex	Aerospace/Castings
	Gennenvilliers	Aerospace/Castings
	Guérande	Architectural Products
	Lézat-Sur-Lèze	Architectural Products
	Merxheim	Architectural Products
	Montbrison	Fasteners
	St. Cosme-en-Vairais	Fasteners
	Toulouse	Fasteners
	Us ‘par Vigny	Fasteners
	Vendargues	Architectural Products
Germany	Hannover	Aerospace
	Hildesheim-Bavenstedt	Fasteners
	Iserlohn	Architectural Products
	Kelkheim	Fasteners
	Soest	Automotive Components and Engineering
Honduras	Choloma	Automotive Components
Hungary	Székesfehérvár	Automotive Components
	Nemesvámos	Fasteners
	Mór	Automotive Components
Ireland	Dundalk	Automotive Components
Italy	Modena	Automotive Engineering
Japan	Joetsu City	Automotive Components
	Nomi	Castings
Mexico	Ciudad Acuña	Aerospace/Castings/Fasteners/Automotive Components
	Nuevo León	Automotive Components
	Ciudad Juárez	Automotive Components
	Piedras Negras	Automotive Components
	Torreón	Automotive Components
Morocco	Casablanca	Architectural Products

COUNTRY	FACILITY	PRODUCTS[1]
Netherlands	Harderwijk	Architectural Products
Romania	Beiuş	Automotive Components
	Caransebeş	Automotive Components
	Nădab	Automotive Components
South Korea	Changwon	Aerospace
United Kingdom	Exeter	Aerospace/Castings
	Runcorn	Architectural Products
	Telford	Fasteners
United States	Gila River, AZ	Aerospace
	Springdale, AZ	Architectural Products
	Tucson, AZ	Fasteners
	Carson, CA	Fasteners
	City of Industry, CA	Fasteners
	Fullerton, CA	Fasteners
	Newbury Park, CA	Fasteners
	Torrance, CA	Fasteners
	Visalia, CA	Architectural Products
	Branford, CT	Aerospace/Castings
	Winsted, CT	Aerospace/Castings
	Eastman, GA	Architectural Products
	Auburn, IN	Automotive Engineering
	LaPorte, IN	Aerospace/Castings
	Matawan, MI	Automotive Components
	Traverse City, MI	Automotive Components
	Whitehall, MI	Aerospace/Castings
	Hernando, MS	Architectural Products
	Salisbury, NC	Castings
	Dover, NJ	Aerospace/Castings
	Kingston, NY	Fasteners
	Massena, NY	Aerospace
	Chillicothe, OH	Automotive Components
	Cleveland, OH	Aerospace/Automotive Components/Forgings
	Alcoa Center, PA	Aerospace/Automotive Engineering
	Bloomsburg, PA	Architectural Products
	Morristown, TN	Aerospace/Castings
	Nashville, TN	Automotive Components
	Waco, TX	Fasteners
	Wichita Falls, TX	Aerospace/Castings
	Hampton, VA	Aerospace/Castings
	Lebanon, VA	Automotive Components
	Auburn, WA	Automotive Components
	Beloit, WI2	Automotive Components

[1]	In January 2009, the company announced its intention to sell its Electrical and Electronic Solutions and Transportation Products Europe businesses.

[2]	The company intends to exit the auto cast wheel business and as a result, expects to consolidate this facility by June 2009.

Corporate Facilities

In 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. As a result of this realignment, the Latin American extrusions business, previously a component of the former Extruded and End Products Segment, is reported in Corporate. For more information, see Note Q to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data).

Latin American Extrusions Facilities

COUNTRY	FACILITY	PRODUCTS
Brazil	Itapissuma	Extrusions/Architectural Products
	Utinga	Extrusions/Architectural Products
	Sorocaba	Extrusions/Architectural Products/Dies
	Tubarão	Extrusions/Architectural Products

Sources and Availability of Raw Materials

The major purchased raw materials in 2008 for each of the company’s reportable segments are listed below. The company completed the sale of its packaging and consumer business in February 2008. Therefore raw materials for the Packaging & Consumer segment are not included in the list below.

Alumina	Flat-Rolled Products
Bauxite	Alloying materials
Caustic soda	Aluminum scrap
Electricity	Coatings
Fuel oil	Electricity
Natural gas	Natural gas
Nitrogen
Primary aluminum (ingot, billet,
P1020, high purity)
Steam

Primary Metals	Engineered Products and Solutions
Alloying materials	Cobalt
Alumina	Copper
Aluminum fluoride	Electricity
Calcined petroleum coke	Natural gas
Cathode blocks	Nickel
Electricity	Primary aluminum (ingot, billet)
Liquid pitch	Resin
Natural gas	Steel
Silicon carbide	Titanium

Other materials generally are purchased from third party suppliers under competitively-priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 26% of the company’s primary aluminum costs. Alcoa generates approximately 22% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. Power generated by natural gas, or in the alternative, by fuel oil, as purchased by the company, accounts for approximately 15% and 14%, respectively, of the company’s total refining production costs. The paragraphs below summarize the sources of power and the long-term power arrangements for Alcoa’s smelters and refineries.

North America – Electricity

The Deschambault, Baie Comeau and Bécancour smelters in Quebec purchase electricity under long-term contracts with Hydro-Quebec that expire in 2014, subject to extension provisions. The smelter located in Baie Comeau, Quebec purchases approximately 65% of its power needs under the Hydro-Quebec contract and receives the remainder from a 40%-owned hydroelectric generating company, Manicouagan Power Company. In December 2008, new contracts with Hydro-Quebec were signed providing each of the three smelters with an assured power supply through December 2040, provided that Alcoa completes the modernization of the Baie Comeau smelter by the end of 2015. The modernization consists of replacing a Soderberg line with a pre-bake line.

The company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI), generates approximately 23% of the power requirements for Alcoa’s U.S. smelters. The company generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects, Tapoco and Yadkin, consisting of eight dams, under Federal Energy Regulatory Commission (FERC) licenses. APGI hydroelectric facilities provide electric power for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter also purchases power from the Tennessee Valley Authority under a contract that extends to 2010.

APGI received a renewed 40-year FERC license for the Tapoco project in 2005. The relicensing process is nearing completion for the Yadkin hydroelectric project license. In 2007, APGI filed with FERC a Relicensing Settlement Agreement with the majority of the interested stakeholders that broadly resolved open issues. The National Environmental Policy Act process is complete, with a final environmental impact statement having been issued in April 2008. One remaining requirement for the relicensing is the issuance by North Carolina of the required water quality certification under Section 401 of the Clean Water Act. The Section 401 water quality certification process is ongoing, after the original certification was issued and then withdrawn due to certain technical defects. APGI received a year-to-year license renewal from FERC in May 2008, and will continue to operate under that annual license until the new Section 401 certification is issued and the FERC relicensing process is complete. The entire process is expected to be completed during 2009, including issuance of a new project license. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing LLC, and then sold into the wholesale market.

In the Pacific Northwest, Alcoa has been operating under a contract with Chelan County Public Utility District (Chelan PUD) located in the State of Washington that is sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In July 2008, Alcoa and Chelan PUD executed a new contract which will begin in November 2011 and run through October 2028 under which Alcoa will receive approximately 26% of the hydropower output of Chelan PUD’s Rocky Reach and Rock Island dams.

Alcoa has a contract through September 2011 with the Bonneville Power Administration (BPA) under which Alcoa was receiving financial benefits to reduce the cost of power purchased from the market to partially operate the Intalco smelter. In December 2008, the 9th Circuit Court of Appeals issued its opinion in the Pacific Northwest Generating Cooperative v. BPA case which invalidated the financial benefits portion of that arrangement. In January 2009, Alcoa and BPA executed a short-term agreement running through September 2009 that transforms that arrangement into one consistent with the Court’s opinion, and a further contract for the October 2009-September 2011 period is expected to be agreed upon in 2009. Alcoa and BPA continue to work on a long-term contract for the supply of a yet-undetermined amount of power for the Intalco smelter for the October 2011-September 2028 period, consistent with BPA’s regional public process.

The company, through APGI, generates substantially all of the power used at its Warrick smelter in Indiana using nearby coal reserves. In May 2005, Alcoa acquired mining rights to the nearby Friendsville, Illinois coal reserves and subsequently hired Vigo Coal Company, Inc. to manage and operate the mine. The mine is producing approximately one million tons of coal per year, 45% of the Warrick power plant’s requirements. The balance of the coal used is purchased principally from local Illinois basin coal producers pursuant to term contracts of varying duration. In July 2005, Alcoa announced its plans to invest approximately $525 million at the Warrick power plant to improve environmental performance and operational efficiency, as well as to lower costs. This project was completed in 2008.

Power for the Rockdale smelter in Texas was historically supplied from company-owned generating units and units owned by TXU Generation Company LP (now Luminant Generation Company LLC) (Luminant), both of which used lignite supplied by the company’s Sandow Mine. Upon completion of lignite mining in the Sandow Mine in 2005, lignite supply transitioned to the formerly Alcoa-owned Three Oaks Mine. The company retired its three wholly-owned generating units at Rockdale (Units 1, 2 and 3) in late 2006, and transitioned to an arrangement under which Luminant supplies all of the Rockdale smelter’s electricity requirements under a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law (or after 2025 if the cost of the electricity exceeds the market price). In August 2007, Luminant and Alcoa closed on the definitive agreements under which Luminant will construct, own and operate a new circulating fluidized bed power plant adjacent to the existing Sandow Unit Four Power Plant, and in September 2007, on the sale of the Three Oaks Mine to Luminant. In June, 2008, Alcoa temporarily idled half of the capacity at the Rockdale smelter due to electricity supply issues with Luminant, and in September 2008 announced the curtailment of the remainder of Rockdale’s smelting capacity due to an unreliable power supply and overall market conditions.

In the northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire not earlier than June 30, 2013, following their extension in 2003 for 10 years upon New York Power Authority (NYPA) having relicensed its St. Lawrence-FDR Hydro Project. In December 2007, Alcoa and NYPA reached agreement in principle on a new energy contract to supply the Massena East and Massena West smelters for 30 years, beginning on July 1, 2013. The definitive agreement implementing this arrangement has been finalized, approved by the NYPA board, and awaits signatures by NYPA and the company, expected in the first quarter of 2009. Implementation of the Massena East modernization plan is subject to further approval of the Alcoa Board.

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

Brazil – Electricity

The Alumar smelter is almost entirely supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) through a long-term power purchase agreement expiring in December 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984. Alumínio’s remaining power needs for the smelter are supplied from the Barra Grande hydroelectric project.

Alumínio owns a 30.99% stake in Maesa – Machadinho Energética S.A., which is the owner of 83.06% of the Machadinho hydroelectric power plant located in southern Brazil. Alumínio’s share of the plant’s output is supplied to the Poços de Caldas smelter, and is sufficient to cover 55% of its operating needs.

Alumínio also has a 42.18% interest in Energética Barra Grande S.A. – BAESA, which built the Barra Grande hydroelectric power plant in southern Brazil. Alumínio’s share of the power generated by BAESA covers the remaining power needs of the Poços de Caldas smelter and a portion of the power needs of Alumínio’s interest in the Alumar smelter.

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 695 megawatts from Brazilian primary plants.

Alumínio is also participating in a number of other Brazilian hydropower projects. Two of these projects have received the Environmental License Permits from the Federal Government and started construction in 2007:

•	Estreito, northern Brazil – Alumínio’s share is 25.49%

•	Serra do Facão, in the southeast of Brazil – Alumínio’s share is 34.97%

Both projects are expected to begin generating power in 2010.

The Pai Querê project in southern Brazil (Alumínio’s share is 35%) and the Santa Isabel project in northern Brazil (Alumínio’s share is 20%) are still in the process of obtaining necessary environmental licenses.

If these projects are completed, the power will be used in Alumínio’s smelters or sold into the Brazilian grid.

Europe – Electricity

The company purchases electricity for its smelters at Portovesme and Fusina, Italy in the deregulated market, under contracts expiring in December 2009 for both locations. A new law went into effect on May 14, 2005, that extends through December 2010 the special tariff conditions applicable to the Italian smelters. That measure provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. However, in July 2006 the European Union (EU) opened an ongoing investigation into whether this provision should be considered unlawful state aid, which may not be compatible with European legislation. Alcoa understands that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the decision of the EU Commission (EC) on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is not expected until late 2009. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such a decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved in 2009.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity from the power grid at the lowest applicable industrial tariff rate under regulations that were to expire in December 2008, but which have been extended on an interim basis. Alcoa is currently negotiating power contracts for the supply of power to its three Spanish smelters in order to provide competitive supplies of electricity after the expiry of the extended industrial tariff, the finalization of which will depend on the completion of the Spanish Government’s regulatory package for the electricity sector. On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than ten years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. A decision by the EC is expected in 2009. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Iceland – Electricity

As noted above, Alcoa’s new Fjarðaál smelter in eastern Iceland began operation in 2007. Central to those operations is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, built the Kárahnjúkar dam and hydro-power project, and supplies competitively priced electricity to the smelter. First power was supplied to the Fjarðaál smelter in April 2007, and with the completion of the Kárahnjúkar project in late 2007, the smelter achieved full production in April 2008.

Minority Interests – Electricity

The smelter in Venezuela, in which Alcoa has only an equity stake and is not the operational manager, has a variety of electricity purchase arrangements through its managing or majority partners.

Pursuant to the exchange arrangement with Orkla described above, Alcoa expects to assume 100% ownership of the two smelters in Norway, Lista and Mosjøen, by the end of the first quarter of 2009. These smelters have long-term power arrangements in place which continue until at least 2019.

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

Australia – Natural Gas

AofA holds a 20% equity interest in a consortium that bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the northwest gas fields to Alcoa’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries. Gas supply from Apache Northwest Pty Ltd and a separate joint venture in which Apache is a participant was curtailed beginning in June 2008 following an explosion and fire at its Varanus Island gas processing plant. Supply was progressively restored beginning in August 2008, and full supply is expected to return in early 2009. Although AofA declared force majeure to its alumina customers, the shortfall in gas supply from Varanus Island has been covered by short term contracts with other gas producers and liquid fuels. Production at the Kwinana, Pinjarra and Wagerup refineries was not materially impacted.

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

The company has a number of trade secrets, mostly regarding manufacturing processes and material compositions, that give many of its businesses important advantages in their markets. The company continues to strive to improve those processes and generate new material compositions that provide additional benefits.

The company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served. Examples include Alcoa and the Alcoa Symbol for aluminum products, Howmet metal castings, Huck® fasteners, Kawneer building panels and Dura-Bright® surface treatments. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions

Alcoa is subject to highly competitive conditions in all aspects of its aluminum and nonaluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials – such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications; steel, plastics and glass for packaging applications – aluminum’s diverse characteristics, particularly its light weight, recyclability and flexibility are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition and brand loyalty also play a role.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Expenditures for R&D activities were $246 million in 2008, $238 million in 2007 and $201 million in 2006.

Most of the major process areas within the company have a Technology Management Review Board (TMRB) consisting of members from various worldwide locations. Each TMRB is responsible for formulating and communicating a technology strategy for the corresponding process area, developing and managing the technology portfolio and ensuring the global transfer of technology. Certain business units alternatively conduct these activities and research and development programs within the worldwide business unit, supported by the Alcoa Technical Center. Technical personnel from the TMRBs, the Technical Center and such business units also participate in the corresponding Market Sector Teams. In this manner, research and development activities are aligned with corporate and business unit goals.

During 2008, the company continued to work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology. Progress has been successful in many respects as a result of full pot testing of anode assemblies, although there remain technical and cost targets to achieve. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing and eliminating certain emissions, especially carbon dioxide. No timetable has been established for commercial use. Progress was also made on carbothermic projects, which if commercially feasible may reduce capital and energy costs, as well as provide environmental benefits related to waste reduction.

In the semi-fabrication businesses, NASA has certified Alcoa’s Davenport, Iowa facility as the only supplier in the U.S. to produce aluminum-lithium alloy 2195 thin plate for the Ares 1 crew launch vehicle, the rocket that will enable astronauts to explore space beyond low earth orbit with the goal of reaching the moon by 2020.

Alcoa has also moved from the research and development stage to “pilot scale” on its continuous cast-rolled products process. In addition, a number of low grade scrap use technologies were developed and implemented providing both cost and environmental benefits. Alcoa’s first carbon capture technology plant was launched in 2008, which locks up significant amounts of carbon dioxide that would otherwise be released into the atmosphere. The Kwinana, Australia plant has demonstrated the viability of the technology, and the company is investigating options to deploy the technology throughout Alcoa’s refinery system.

A number of products were commercialized in 2008 including Dura Bright® wheels for automotive applications; forged aluminum wheels that are 6% lighter than the traditional forged wheel; unique surface sheet for the consumer electronics market; the vented, wide-mouth can – the industry’s first-ever can with a built-in vent that enables consumers to enjoy a smoother pour; lightweight, high-strength applications for the defense market; and high performance products for the oil and gas markets.

For the aerospace market, new multi-material technologies continue to be developed to effectively compete with composites. Alcoa’s advanced aerospace alloys contributed to the successful operation of China’s first home-produced regional jet, ARJ21-700. In the automotive market, Alcoa also commercialized its proprietary aluminum mold alloy, QC-10®, offering an alternative to customers that produce plastic parts using steel tooling.

The company currently has at least 60 new products in various development stages. As a result of product development and technological advancement, the company continues to pursue patent protection in jurisdictions throughout the world.

Environmental Matters

Information relating to environmental matters is included in the following sections of this report: under Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading, “Environmental Matters” on pages 55-57; in Note A to the Financial Statements under the caption “Environmental Expenditures” on pages 86-87 and in Note N to the Financial Statements under the caption “Environmental Matters” on page 114.

Employees

Total worldwide employment at year-end 2008 was approximately 87,000 employees in 35 countries. About 57,000 of these employees are represented by labor unions. The company believes that relations with its employees and any applicable union representatives generally are good.

In the United States, approximately 12,000 employees are represented by various labor unions. The master collective bargaining agreement between Alcoa and the United Steelworkers covering 10 locations and approximately 7,000 United States employees is scheduled to expire on May 31, 2010. There are 20 other collective bargaining agreements in the United States with varying expiration dates. Various collective bargaining agreements with varying expiration dates cover about 27,000 employees in Europe, 7,000 employees in Mexico, 4,500 employees in South America, 4,000 employees in Australia and 2,500 employees in Canada.

In January 2009, Alcoa announced that it expects to reduce headcount by more than 13,500 worldwide employees by the end of 2009. The company also expects to eliminate 1,700 contractor positions. Alcoa has instituted a global salary and hiring freeze.

Item 1A.  Risk Factors.

Alcoa’s business, financial condition or results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

Risks Relating to Global Economic Downturn and Disruptions in Financial Markets

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on Alcoa, are uncertain.

The aluminum industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Alcoa is subject to cyclical fluctuations in LME prices, economic conditions generally, and aluminum end-use markets. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the aluminum industry and Alcoa. These events have contributed to an unprecedented decline (56% in the last five months of 2008) in LME-based aluminum prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While Alcoa believes that the long-term prospects for aluminum remain bright, the company is unable to predict the duration or severity of the current global economic and financial crisis. The company has implemented or is taking a number of actions to conserve cash, reduce costs and strengthen its competitiveness, including curtailing production, halting non-critical capital expenditures, accelerating new sourcing strategies for raw materials, divesting non-core assets, initiating global headcount reductions, suspending its existing share repurchase program, and making other liquidity enhancements. However, there can be no assurance that these actions, or any others that the company may take in response to further deterioration in economic and financial conditions, will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on Alcoa’s business, financial condition or results of operations.

Alcoa could be materially adversely affected by further declines in aluminum prices.

The price of aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction, and the level of global inventories. The influence of hedge funds and other financial investment funds participating in commodity markets has also increased in recent years, contributing to higher levels of price volatility. During recent months, there has been a significant decline (56% over the second half of 2008), as well as substantial volatility in aluminum prices, due at least in part to the deteriorating global economic environment. At the same time, there is often a lag effect for a reduction in LME-linked costs of production. For example, reduction of certain key smelting input costs (such as alumina and power) may lag declining average primary metal revenue by up to three months. A sustained weak aluminum pricing environment or a further deterioration in aluminum prices could have a material adverse effect upon Alcoa’s business, financial condition, results of operations or cash flow.

Recent downgrades in Alcoa’s credit ratings, as well as any additional downgrades, will increase Alcoa’s cost of borrowing and could further adversely affect Alcoa’s access to the capital markets.

Alcoa’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa’s debt by the major credit rating agencies. These ratings are based, in significant part, on the company’s performance as measured by credit metrics such as interest coverage and leverage ratios. In February 2009, Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) each lowered Alcoa’s long-term debt rating to BBB-; S&P and Fitch lowered the company’s short-term debt ratings to A-3 and F3, respectively; and both indicated that the current outlook is negative. Also in February 2009, Moody’s Investors Service lowered Alcoa’s long-term debt rating to Baa3 and the company’s short-term debt rating to Prime-3, and indicated that the current outlook is stable. Although the company has available to it committed revolving credit facilities to provide liquidity, these recent downgrades in Alcoa’s credit ratings, as well as any additional downgrades, will increase Alcoa’s cost of borrowing and could have a further adverse effect on its access to the capital markets, including restricting, in whole or in part, its access to the commercial paper market. There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for the company. An inability to access the capital markets could have a material adverse effect on Alcoa’s financial condition, results of operations or cash flow.

Alcoa could be adversely affected by the failure of financial institutions to fulfill their commitments under committed credit facilities.

As discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources) of this report, Alcoa has committed revolving credit facilities with financial institutions available for its use, for which the company pays commitment fees. Each facility is provided by a syndicate of several financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to Alcoa in accordance with the terms of the related credit agreement. If one or more of the financial institutions providing these committed credit facilities were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to the company.

Other Business Risks

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

Alcoa’s profitability could be adversely affected by increases in the cost of raw materials or by significant lag effects for decreases in commodity- or LME-linked costs.

Alcoa’s results of operations will be affected by increases in the cost of raw materials, including energy, carbon products, caustic soda and other key inputs, as well as freight costs associated with transporting raw materials to refining and smelting locations. Alcoa may not be able to offset fully the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs. Similarly, Alcoa’s operating results will be affected by significant lag effects for declines in key costs of production that are commodity- or LME-linked. For example, declines in LME-linked costs of alumina and power in a particular period may not be adequate to offset sharp declines in metal price in that period.

Alcoa may not be able to successfully implement its Brazilian growth projects or realize expected benefits from its portfolio streamlining strategy.

As a result of the current global economic downturn and as part of the company’s initiative to conserve cash, Alcoa has halted all non-critical capital investment, except for the completion of the São Luís refinery expansion and the greenfield Juruti bauxite mine in Brazil, which are targeted for completion in the first half of 2009. There can be no assurance that these projects will be completed within budget or by the targeted completion date, or that they will be beneficial to Alcoa, whether due to a further deteriorating global economic environment, lack of financing, increases in construction costs, currency fluctuations, or other factors.

In addition, as part of its strategy to strengthen its competitiveness, Alcoa has announced restructuring actions to streamline its portfolio and an agreement to exchange assets to increase Alcoa’s smelter capacity while divesting itself of a business that operates in a difficult market. There can be no assurance that these actions will be beneficial to Alcoa, that targeted completion dates will be met, or that estimated proceeds from asset sales will be realized.

Alcoa’s global operations are exposed to political and economic risks and events beyond its control in the countries in which it operates.

Alcoa has operations or activities in numerous countries outside the U.S. having varying degrees of political and economic risk, including China, Guinea and Russia, among others. Risks include those associated with political instability, civil unrest, expropriation, nationalization, renegotiation or nullification of existing agreements, mining leases and permits, and changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict, any one or more of them could adversely affect Alcoa’s business, financial condition or operating results.

Alcoa is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which it operates.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which Alcoa operates, and continued volatility or deterioration in the global economic and financial environment, could affect Alcoa’s revenues, expenses and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Brazilian real, Canadian dollar, Euro and Australian dollar, may affect profitability as some important raw materials are purchased in other currencies, while products generally are sold in U.S. dollars.

A reduction in Chinese demand may negatively impact Alcoa’s results.

The Chinese market is a significant source of global demand for commodities. A sustained slowdown in China’s economic growth, whether as part of the current global economic downturn or otherwise, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. In addition, China’s investments to increase its self-sufficiency in key commodities may impact future demand and supply balances and prices.

Alcoa faces significant competition.

As discussed in Part I, Item 1 (Business – Competitive Conditions) of this report, the markets for most aluminum products are highly competitive. Alcoa’s competitors include a variety of both U.S. and non-U.S. companies in all major markets. In addition, aluminum competes with other materials, such as steel, plastics, composites, and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products, or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations.

Further metals industry consolidation could impact Alcoa’s business.

The metals industry has experienced consolidation over the past several years, and there may be further industry consolidation in the future. Although current industry consolidation has not negatively impacted Alcoa’s business, further consolidation in the aluminum industry could possibly have negative impacts that we cannot reliably predict.

Alcoa could be adversely affected by changes in the business or financial condition of a significant customer or customers.

A significant downturn or further deterioration in the business or financial condition of a key customer or customers supplied by Alcoa, as a result of the current global economic and financial crisis or otherwise, could affect Alcoa’s results of operations in a particular period. Alcoa’s customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their businesses. If Alcoa is not successful in replacing business lost from such customers, profitability may be adversely affected.

Alcoa may be exposed to significant legal proceedings, investigations or changes in law.

Alcoa’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or significant legal proceedings or investigations adverse to Alcoa. The company is subject to a variety of legal compliance risks. These risks include, among other things, potential claims relating to product liability, health and safety, environmental matters, intellectual property rights, government contracts, taxes, and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. Alcoa could be subject to fines, penalties, damages (in certain cases, treble damages), or suspension or debarment from government contracts. While Alcoa believes it has adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of its operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. Alcoa’s results of operations or liquidity in a particular period may be affected by the outcome of legal proceedings, changes in law or other contingencies that it cannot predict with certainty.

Alcoa is subject to a broad range of health, safety and environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws.

Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Alcoa’s results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on earnings and cash flows.

Climate change, climate change regulations and greenhouse effects may adversely impact Alcoa’s operations and markets.

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

Alcoa’s estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Alcoa’s results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability or changes in employee workforce assumptions.

Union disputes and other employee relations issues could adversely affect Alcoa’s financial results.

Some of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Alcoa may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Alcoa may also be subject to general country strikes or work stoppages unrelated to its business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on Alcoa’s financial results.

Alcoa may not realize expected benefits from its productivity and cost-reduction initiatives.

Alcoa has undertaken and may continue to undertake productivity and cost-reduction initiatives to improve performance and conserve cash, including new procurement strategies for raw materials, such as backward integration and non-traditional sourcing from numerous geographies, and deployment of company-wide business process models, such as the Alcoa Business System and the Alcoa Enterprise Business Solution (an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software). There can be no assurance that these initiatives will be completed or beneficial to Alcoa or that any estimated cost savings from such activities will be realized.

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

Alcoa leases some of its facilities, however, it is the opinion of management that the leases do not materially affect the continued use of the properties or the properties’ values.

Alcoa believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Alcoa has been made for the purpose of this report, the company knows of no material defects in title to any such properties. See Notes A and H to the financial statements for information on properties, plants and equipment.

Alcoa has active plants and holdings under the following segments and in the following geographic areas:

ALUMINA

Bauxite: See the table and related text in the Bauxite Interests section on pages 5-6.

Alumina: See the table and related text in the Alumina Refining Facilities and Capacity section on pages 6-7.

PRIMARY METALS

See the table and related text in the Primary Aluminum Facilities and Capacity section on pages 8-10.

FLAT-ROLLED PRODUCTS

See the table and related text in the Flat-Rolled Products Facilities section on pages 11.

ENGINEERED PRODUCTS AND SOLUTIONS

See the table and related text in the Engineered Products and Solutions Facilities section on pages 12-13.

PACKAGING AND CONSUMER

Alcoa completed the sale of its packaging and consumer business in February 2008 and no longer maintains active plants under this segment.

CORPORATE

See the table and related text in the Corporate Facilities section on page 14.

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

Environmental Matters

As previously reported, Alcoa is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA) or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The company has committed to participate, or is engaged in negotiations with federal or state authorities relative to its alleged liability for participation, in clean up efforts at several such sites.

As previously reported, since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In early 2002, Alcoa submitted a revised Analysis of Alternatives Report to EPA. This Report identified potential remedial actions related to PCB contamination of the river, including additional remedial alternatives that may be required by EPA. It also reflected certain recent studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. The range of costs associated with the remedial alternatives evaluated in the 2002 Report was between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Because the selection of the $2 million alternative (natural recovery) was considered remote, the company adjusted the reserve for the Grasse River in 2002 to $30 million representing the low end of the range of possible alternatives, as no single alternative could be identified as more probable than the others. In June 2003, based on then recent river observations, EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup so that it could be factored into the range of remedial alternatives being considered. The results of these additional studies, submitted in a report to EPA in April 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. Those evaluations were submitted to EPA along with a proposal to perform additional pilot remedial studies in the river. In May 2004, EPA approved Alcoa’s proposed Remedial Options Pilot Study (ROPS) that includes sediment removal and capping, the installation of an ice control structure, and significant monitoring. At the same time, Alcoa adjusted the reserve for the river to include the $35 million estimated cost of the ROPS, in addition to the $30 million previously reserved. Most of the construction work for the ROPS was completed in 2005 with monitoring through 2008. The reserves for the Grasse River were re-evaluated in the fourth quarter of 2006 and an adjustment of $4 million was made. This adjustment covered commitments made to the EPA for additional investigation work for the ongoing monitoring program, including that associated with the ROPS program; to prepare a revised Analysis of Alternatives Report, and for an interim measure that involves, annually, the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. EPA has since eliminated the ice breaking requirement. The findings from the ROPS program and from these additional investigations were incorporated into a revised Analysis of Alternatives Report that was submitted to EPA in 2008. This update incorporated new information obtained from the ROPS regarding the feasibility and costs associated with various capping and dredging alternatives and incorporated various options for ice control. EPA will use this information to develop a remedy for the river. Alcoa adjusted the reserve in the fourth quarter of 2008 by an additional $40 million for increases associated with updated cost for a proposed remedy incorporating ice control and for partial settlement of potential resource damages. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2009 or later.

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

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various cleanup and remediation efforts were undertaken by or on behalf of SCA. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names SCA, Alcoa Inc., and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the

2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. In August 2005, Alcoa and SCA moved to decertify the plaintiff class, and in March 2006, the assigned magistrate judge issued a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. This recommendation has been adopted by the assigned district judge. Alcoa and SCA have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. On June 3, 2008, the Court granted defendants’ joint motion to decertify the class of plaintiffs, and simultaneously granted in part and denied in part plaintiffs’ motion for certification of a new class. Under the new certification order, there is no class as to the personal injury, property damage, or punitive damages claims. (The named plaintiffs had previously dropped their claims for medical monitoring during the course of the briefing of the certification motions.) The Court did certify a new class as to the claim of on-going nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. The Court expressly denied certification of a class as to any claims for remediation or clean up of any area outside the facility (including plaintiffs’ property). The new class may seek only injunctive relief rather than monetary damages. Named plaintiffs, however, may continue to prosecute their claims for personal injury, property damage, and punitive damages. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, in May 2005, Alcoa World Alumina LLC (AWA LLC) and SCA were among the defendants listed in a lawsuit brought by the Commissioner of the Department of Planning and Natural Resources, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by SCA from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages. The defendants filed motions to dismiss and, in September 2006, filed a motion for an order staying discovery pending resolution of those motions. In September 2007, the court asked the parties to brief the issue of whether the natural resource provisions of the federal Superfund law preempted territorial statutory and common law claims in the case. The parties have complied. In October 2007, the plaintiff and St. Croix Renaissance Group, L.L.L.P. (SCRG) filed a joint Agreement and Consent Decree to resolve

SCRG’s liability in the lawsuit, along with any CERCLA liability it may have with respect to the facility. The remaining defendants each filed objections to the Agreement and Consent Decree, and on October 22, 2008, the court denied entry of the Agreement and Consent Decree. On October 31, 2008, the court ruled on the motions to dismiss that were submitted by all defendants in 2005. The court dismissed two counts from the complaint (common law trespass and V.I. Water Pollution Control Act), but denied the motions with regard to the other six counts (CERCLA, V.I. Oil Spill Prevention and Pollution Control Act, and common law strict liability, negligence, negligence per se and nuisance). The court also ruled that the Virgin Islands Government was the proper plaintiff for the territorial law claims and required re-filing of the complaint by the proper parties, which was done on November 18, 2008. AWA and SCA filed an answer, counterclaim and cross-claim against SCRG in response to the complaint on December 4, 2008. SCRG filed an answer to the AWA and SCA cross-claim on January 5, 2009. In response to the plaintiffs’ amended complaint, the other former owners of the alumina refinery filed answers, counterclaims, and cross-claims against SCRG and certain agencies of the Virgin Islands government. The owners of the oil refinery filed a motion for summary judgment. Responsive pleadings from plaintiffs and cross-claimants are pending. By order of the magistrate judge, the parties are to make initial disclosures on or before February 17, 2009. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Quebec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitee, Societe Canadienne de Metaux Reynolds Limitee and Canadian British Aluminum in the Superior Court of Quebec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. If allowed to proceed as a class action, plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. A hearing on plaintiff’s motion for class certification was held April 24-26, 2007. On May 23, 2007, the court issued its ruling which granted the motion in part and authorized a class action suit to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. On September 13, 2007, the plaintiff filed its claim against the original defendants, which the court had authorized in May. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on December 5, 2005, Alcoa received service of a lawsuit filed in the United States District Court for the Northern District of New York and styled as Margaret George, et al., v. General Motors Corporation and Alcoa Inc., Docket No. 05-CV-1482. The complaint alleged personal injury and damages arising from exposure to PCB released from the defendants’ industrial facilities in Massena, New York and sought certification of a class of plaintiffs comprised of individual Mohawk Indians residing on the Akwesane Territory, a Mohawk Indian Reservation, situated along the St. Lawrence River in the United States and Canada. The suit alleged that approximately 12,000 individuals reside on the reservation. Alcoa investigated the allegations and filed an answer denying liability. In February 2008, the parties reached an agreement on the terms of a settlement. By order of court dated November 19, 2008 all settlement funds were distributed pursuant to the settlement agreement which was filed under seal in the court. The case was dismissed and discontinued by court order dated November 20, 2008. There will be no further reporting on this matter.

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

Also as previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87C01-0601-PL-499, forty-one plaintiffs sued Alcoa Inc. and a subsidiary, asserting claims similar to the Musgrave matter, discussed above. In November 2007, Alcoa Inc. and its subsidiary filed motions to dismiss both the Musgrave and Barnett cases. In October 2008, the Warrick County Circuit Court granted Alcoa’s motions to dismiss, dismissing all claims arising out of alleged occupational exposure to wastes at the Squaw Creek Mine, but in November 2008, the trial court clarified its ruling, indicating that the order does not dispose of plaintiffs’ personal injury claims based upon alleged “recreational” or non-occupational exposure. The parties have each requested that the court certify an interlocutory appeal from the court’s rulings and the court indicated that it will grant the parties’ request. Plaintiffs also filed a “second amended complaint” in response to the court’s orders granting Alcoa’s motions to dismiss. The trial court is likely to stay any further proceedings regarding the second amended complaint while the parties pursue an interlocutory appeal to the Indiana Court of Appeals. The Musgrave and Barnett matters are in their preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on April 5, 2006, Alcoa was notified by the Court of Venice (Tribunal di Venezia) that Alcoa Trasformazioni S.r.l., Fusina site (Venice), was sued by the Italian Minister of Environment and Minister of Public Works for an alleged liability for environmental damages. The plaintiffs asserted that Alcoa, as present owner of the site contaminated by previous activities, had the duty to act promptly to prevent the site from contaminating the Venice Lagoon and its surrounding natural resources. Alcoa Trasformazioni denies responsibility for the pre-existing condition and for failing to eliminate or circumscribe the pollution which was already the object of initiatives by the public authorities and a clear duty of the previous owner and plant seller. Alcoa has sued Alumix and Efim (the sellers of the Fusina site) before the Court of Rome for indemnification against any liability related to the pollution of former Alumix sites, purchased by Alcoa in 1996 (Bolzano, Feltre, Fusina and Portovesme). Plaintiffs seek compensation for damages to the environment plus costs of installing a physical barrier along the plant’s border with the Lagoon. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in December 2006, SCA was sued by the Commissioner of the Department of Planning and Natural Resources (DPNR), U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. The plaintiff alleges violations of the Coastal Zone Management Act and a construction permit issued thereunder. The complaint seeks a civil fine of $10,000 under the Coastal Zone Management Act, civil penalties of $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” SCA responded to the complaint on February 2, 2007 by filing an answer and motion to disqualify DPNR’s private attorney. The parties fully briefed the motion and are awaiting a decision from the court. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in December 2006, SCA, along with unaffiliated prior and subsequent owners, were sued by the Commissioner of the DPNR, U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. This second suit alleges violations by the defendants of certain permits and environmental statutes said to apply to the facility. The complaint seeks the completion of certain actions regarding the facility, a civil fine from each defendant of $10,000 under the Coastal Zone Management Act, civil penalties of $50,000 per day for each alleged violation of the Water Pollution Control Act, $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” SCA responded to the complaint on February 2, 2007 by filing an answer and motion to disqualify DPNR’s private attorney. The parties fully briefed the motion and are awaiting a decision from the court. In October 2007, Plaintiff and defendant SCRG entered into a settlement agreement resolving claims against SCRG. Plaintiff filed a notice of dismissal with the court, and the court entered an order dismissing SCRG on November 2, 2007. SCA objected to the dismissal and requested that the court withdraw its order, and the parties have briefed SCA’s objection and request. A decision from the court is pending. On November 10, 2007, SCA filed a motion for summary judgment seeking dismissal of all claims in the case. The parties completed briefing of the motion in January 2008. A decision from the court is pending. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

On December 8, 2008, Alcoa of Australia (AofA) received a formal notice of prosecution in connection with a dust event that allegedly occurred on May 14, 2006 in the area of AofA’s Wagerup alumina refinery’s residue storage areas. The Department of Environment and Conservation commenced a formal investigation into the alleged events in late 2007 and interviewed relevant AofA personnel in 2008. The prosecution purports to be undertaken under section 49(2) of the Environmental Protection Act 1986 (WA) which provides that a person who, with criminal negligence, causes or allows pollution to be caused, commits an offense. The maximum potential penalty is $1,000,000 (AUD). At the initial hearing in January 2009, the matter was adjourned to April 2009. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, on July 20, 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy intensive industries complies with European Union (EU) state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with (EU) legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures. It does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $21 million, or €15 million, (pre-tax) per month in higher power costs at its Italian smelters. The estimated total potential impact has increased since 2006 due predominantly to the weakening of the U.S. dollar, as the liability would be payable in Euros in the event of a negative outcome. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. If the EC’s investigation concludes that extension of the regulated preferential electricity tariff is unlawful, Alcoa will follow through with the appeal it filed before the Court of First Instance in Luxembourg in November of 2006 in response to the investigation.

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and initially set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and in January 2009 moved it to September 22, 2009. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional post-retirement benefit liability of approximately $300 million and approximately $40 million of expense (includes an interest cost component) annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, at this stage of the proceeding, the company is unable to reasonably predict the outcome.

As previously reported, on January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than 9 years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. Therefore, it is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 million, or €8 million, (pre-tax) for 2005. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

As previously reported, on February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (Alba) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs. Alba seeks treble damages with respect to its RICO claims. On February 26, 2008, Alcoa Inc. had advised the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) that it had recently become aware of these claims, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation and Alcoa has been cooperating with the government. In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on July 21, 2008, the Teamsters Local #500 Severance Fund and the Southeastern Pennsylvania Transportation Authority filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Allegheny County, Pennsylvania against certain officers and directors of Alcoa claiming breach of fiduciary duty, gross mismanagement, and other violations. This derivative action stems from the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (Alba) against Alcoa, Alcoa World Alumina LLC, Victor Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and SEC with respect to Alba’s claims. The Alba suit and the investigation are more fully described immediately above. This derivative action claims that the defendants caused or failed to prevent the matters alleged in the Alba lawsuit. The director defendants filed a motion to dismiss on November 21, 2008. The derivative action is in its preliminary stage and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2008.

Item 4A.  Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 13, 2009 are listed below.

Alain J. P. Belda, 65, Director and Chairman of the Board. Mr. Belda was elected to Alcoa’s Board of Directors in September 1998 and became Chairman in January 2001. He served as Chairman of the Board and Chief Executive Officer of Alcoa from January 2001 to May 8, 2008. He was President and Chief Executive Officer of Alcoa from May 1999 to January 2001; President and Chief Operating Officer from 1997 to May 1999; Vice Chairman from 1995 to 1997; and Executive Vice President from 1994 to 1995.

William F. Christopher, 54, Executive Vice President – Alcoa and Group President, Engineered Products and Solutions. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also led the customer and marketing initiatives for growth for the company until January 2006. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Klaus Kleinfeld, 51, Director, President and Chief Executive Officer. Mr. Kleinfeld was elected to Alcoa’s Board of Directors in November 2003 and was elected President and Chief Executive Officer of Alcoa on May 8, 2008. He was President and Chief Operating Officer of Alcoa from October 1, 2007 to May 8, 2008. Mr. Kleinfeld was President and Chief Executive Officer of Siemens AG from January 2005 to June 2007. He served as Deputy Chairman of the Managing Board and Executive Vice President of Siemens AG from 2004 to January 2005. He was President and Chief Executive Officer of Siemens Corporation, the U.S. arm of Siemens AG, from 2002 to 2004, and was Chief Operating Officer of Siemens Corporation from January to December 2001.

Charles D. McLane, Jr., 55, Executive Vice President and Chief Financial Officer. Mr. McLane was elected an Alcoa Executive Vice President in September 2007 and was elected Vice President and Chief Financial Officer of Alcoa in January 2007. He was elected Vice President and Corporate Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Bernt Reitan, 60, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Reitan was named Group President, Global Primary Products in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, Alcoa Primary Products in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a twenty-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

J. Michael Schell, 61, Executive Vice President – Business Development and Law/Chief Compliance Officer. Mr. Schell was elected Executive Vice President – Business Development and Law of Alcoa effective May 8, 2008 and Chief Compliance Officer of Alcoa effective July 18, 2008. He was Vice Chairman of Global Banking of Citigroup Inc. from mid-2005 until he joined Alcoa. He was a mergers and acquisitions lawyer with Skadden, Arps, Slate, Meagher & Flom LLP from 1979 to mid-2005, being elected a partner of that firm in 1984. He was an attorney with Cadwalader, Wickersham & Taft from 1976 to 1979.

Tony R. Thene, 48, Vice President and Controller. Mr. Thene was elected to his current position effective January 18, 2008. He joined Alcoa in 1989 and served in a series of financial management positions from that time to his most recent appointment. He was director of investor relations of Alcoa from January 2006 to January 2008. He served as chief financial officer of Alcoa’s Global Mill Products from November 2004 to January 2006. He became vice president, finance, of Alcoa World Alumina and Chemicals in 2002 and was manager of Alcoa’s corporate financial analysis and planning group in 2001. He served as division controller for the Alcoa Forging business from 1998 to 2001.

Helmut Wieser, 55, Executive Vice President – Alcoa and Group President, Global Rolled Products, Hard Alloy Extrusions & Asia. Mr. Wieser was elected an Alcoa Executive Vice President in November 2005 and was named Group President, Global Rolled Products, Hard Alloy Extrusions and Asia at that time. Mr. Wieser was named Group President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, retirement, resignation or removal.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol AA). The company’s quarterly high and low trading stock prices and dividends per common share for 2007 and 2008 are shown below.

	2008			2007
Quarter	High	Low	Dividend	High	Low	Dividend
First	$39.67	$26.69	$.17	$36.05	$28.09	$.17
Second	44.77	33.65	.17	42.90	33.63	.17
Third	35.66	20.93	.17	48.77	30.25	.17
Fourth	22.35	6.80	.17	40.70	33.22	.17
Year	$44.77	$6.80	$.68	$48.77	$28.09	$.68

The number of record holders of common stock was approximately 292,000 as of February 11, 2009.

Stock Performance Graphs

The following graphs compare the most recent five-year and 10-year performance of Alcoa common stock with (1) the Standard & Poor’s 500® Index and (2) the Standard & Poor’s 500® Materials Index. Such information shall not be deemed to be “filed”. Alcoa is a component of the Standard & Poor’s 500® Materials Index, a group of 29 companies which closely mirror the companies Alcoa used for return on capital comparisons to establish performance equity awards for senior management in 2008.

As of December 31,	2003	2004	2005	2006	2007	2008
Alcoa Inc.	$100	$84	$81	$84	$104	$33
S&P 500	$100	$111	$116	$135	$142	$90
S&P Materials	$100	$113	$118	$140	$172	$93

Copyright© 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

As of December 31,	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Alcoa Inc.	$100	$226	$185	$200	$131	$223	$188	$181	$187	$232	$74
S&P 500	$100	$121	$110	$97	$76	$97	$108	$113	$131	$138	$87
S&P Materials	$100	$125	$106	$109	$103	$143	$162	$169	$200	$245	$133

Copyright© 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31, 2008	13,977,044	$30.79	13,971,626	135,250,571
February 1 – February 29, 2008	24,319	$38.23	-	135,250,571
March 1 – March 31, 2008	1,301	$38.71	-	135,250,571
Total for quarter ended March 31, 2008	14,002,664	$30.81	13,971,626	135,250,571
April 1 – April 30, 2008	-	-	-	135,250,571
May 1 – May 31, 2008	1,140,723	$41.55	750,000	134,500,571
June 1 – June 30, 2008	3,605,763	$39.94	3,600,000	130,900,571
Total for quarter ended June 30, 2008	4,746,486	$40.33	4,350,000	130,900,571
July 1 – July 31, 2008	5,350,000	$33.63	5,350,000	125,550,571
August 1 – August 31, 2008	5,450,000	$31.99	5,450,000	120,100,571
September 1 – September 30, 2008	4,300,000	$28.71	4,300,000	115,800,571
Total for quarter ended September 30, 2008	15,100,000	$31.64	15,100,000	115,800,571
October 1 – October 31, 2008	-	-	-	115,800,571
November 1 – November 30, 2008	-	-	-	115,800,571
December 1 – December 31, 2008	-	-	-	115,800,571
Total for quarter ended December 31, 2008	-	-	-	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2008, Alcoa elected to temporarily suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 6.  Selected Financial Data.

(in millions, except per-share amounts and ingot prices)

For the year ended December 31,	2008	2007	2006	2005	2004
Sales	$26,901	$29,280	$28,950	$24,149	$21,370
Income from continuing operations	229	2,814	2,226	1,285	1,337
(Loss) income from discontinued operations	(303)	(250)	22	(50)	(27)
Cumulative effect of accounting changes	-	-	-	(2)	-
Net (loss) income	(74)	2,564	2,248	1,233	1,310
Earnings (loss) per share:
Basic:
Income from continuing operations	$0.28	$3.27	$2.56	$1.47	$1.53
(Loss) income from discontinued operations	(0.37)	(0.29)	0.03	(.06)	(.03)
Cumulative effect of accounting changes	-	-	-	-	-
Net (loss) income	$(0.09)	$2.98	$2.59	$1.41	$1.50
Diluted:
Income from continuing operations	$0.28	$3.23	$2.54	$1.46	$1.52
(Loss) income from discontinued operations	(0.37)	(0.28)	0.03	(.06)	(.03)
Cumulative effect of accounting changes	-	-	-	-	-
Net (loss) income	$(0.09)	$2.95	$2.57	$1.40	$1.49
Alcoa’s average realized price per metric ton of aluminum	$2,714	$2,784	$2,665	$2,044	$1,867
Cash dividends paid per common share	$.68	$.68	$.60	$.60	$.60
Total assets*	37,822	38,803	37,149	33,489	32,498
Short-term borrowings	478	563	460	273	243
Commercial paper	1,535	856	1,472	912	630
Long-term debt, including amounts due within one year	8,565	6,573	5,287	5,334	5,398

*	Total assets as of December 31, 2006, 2005, and 2004 were reclassified to reflect $34, $207, and $111, respectively, of cash collateral held that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. There was no cash collateral held as of December 31, 2007. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see Recently Adopted Accounting Standards in Part II Item 7 for additional information).

The financial information for all prior periods presented was reclassified to reflect discontinued operations and assets held for sale. See Note B to the Consolidated Financial Statements for additional information.

In addition to the operational results presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other significant items that impacted results included, but were not limited to, the following:

2008:	Sale of the Packaging and Consumer businesses, restructuring and other charges associated with the disposition and planned sale of other businesses, and discontinued operations

2007:	Sale of a significant investment in China, restructuring and other charges associated with the disposition and planned sale of businesses, including a related discrete income tax charge, and costs resulting from an acquisition offer for Alcan Inc.

2006:	Disposition of a non-core business, restructuring and other charges, including impairment charges associated with the formation of a joint venture and other assets to be disposed of, and lower income tax expense associated with discrete items

2005:	Acquisitions and dispositions of businesses, restructuring and other charges, the sale of investments, and a tax benefit resulting from the finalization of certain tax reviews and audits

2004:	Disposition of businesses, restructuring and other charges, changes in the provision for income taxes, the restructuring of debt and associated settlement of interest rate swaps, the effects of the Bécancour strike, the sale of a portion of Alcoa’s interest in the Juruti bauxite project, environmental charges, the termination of an alumina tolling arrangement, and discontinued operations

The data presented in the Selected Financial Data table should be read in conjunction with the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Overview

Our Business

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent more than three-fourths of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, and industrial applications.

Alcoa is a global company operating in 35 countries. Based upon the country where the point of sale occurred, North America and Europe generated 54% and 26%, respectively, of Alcoa’s sales. In addition, Alcoa has investments and activities in Australia, Brazil, China, Iceland, Guinea, and Russia, all of which present opportunities for substantial growth. Governmental policies and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Management Review of 2008 and Outlook for the Future

The following items represent a summary of financial and nonfinancial information for 2008:

•	Sales of $26,901, despite the absence of 10 months of revenue related to the Packaging and Consumer businesses;

•	Income from continuing operations of $229, or $0.28 per diluted share, which includes $670 of restructuring and other charges;

•	Cash from operations of $1,234, reduced by pension contributions of $523;

•	Cash on hand of $762, almost double historical levels;

•	Debt-to-capital ratio of 42.5%;

•	Significant progress made in the refinery expansion and bauxite mine development in Brazil;

•	Successful start-up of the first greenfield smelter in two decades;

•	Secured long-term power contracts for almost half of the global smelting system; and

•	Completed the divestiture of the Packaging and Consumer businesses.

In 2008, the Company was faced with numerous challenges, including significantly higher costs for raw materials, energy, and other input costs and the continued depreciation of the U.S. dollar against the Brazilian real. During the second half of 2008, global economic markets began an unprecedented decline, which resulted in a historic drop in the LME cash price per metric ton. In response to such extraordinary market conditions, management made the decision to reduce Alcoa’s aluminum and alumina production by 750 kmt and 1,500 kmt, respectively. Management also initiated the following actions to secure cash and safeguard Alcoa’s liquidity: halted all non-critical capital expenditures; suspended the existing share repurchase program; added a new 364-day revolving credit facility; initiated global headcount reductions; instituted a global salary and hiring freeze; and decided to sell the Electrical and Electronic Solutions, Global Foil, and Transportation Products Europe businesses and to close the lone remaining Auto Cast Wheels facility. Additionally, Alcoa agreed to exchange its stake in the Sapa AB joint venture for Orkla ASA’s stake in the Elkem Aluminium ANS joint venture. This transaction will provide Alcoa with increased smelting capacity by gaining full control of two smelters with competitive hydropower contracts while divesting itself of a business that management determined to exit in 2007.

While global demand for aluminum is expected to continue to decline in 2009, the actions that were initiated near the end of 2008 will allow Alcoa to emerge even stronger when the global economy recovers. In 2009, management will work toward the following goals:

•	Conserve cash and preserve liquidity;

•	Complete the São Luis alumina refinery expansion and Juruti bauxite mine development in Brazil; and

•	Seek out and take advantage of unique opportunities that arise during the global economic downturn.

Results of Operations

Earnings Summary

Alcoa’s income from continuing operations for 2008 was $229, or $0.28 per diluted share, compared with $2,814, or $3.23 per share, in 2007. The decrease in income from continuing operations was mostly due to the following: the absence of the gain related to the sale of Alcoa’s investment in Aluminum Corporation of China Limited (Chalco); significantly higher charges for the 2008 restructuring program; continued increases in raw materials, energy, and other inputs; increased net unfavorable foreign currency movements; the absence of all of the businesses within the Packaging and Consumer segment for 10 months; and costs associated with a gas outage in Western Australia and a complete smelter curtailment in Rockdale, TX.

These negative impacts were slightly offset by the absence of certain costs associated with the Rockdale, Tennessee, and Iceland smelters and the absence of transaction costs and interest charges related to a potential business combination, all of which occurred in 2007.

Net loss for 2008 was $74, or $0.09 per diluted share, compared with net income of $2,564, or $2.95 per share, in 2007. In 2008, the net loss of $74 included a loss from discontinued operations of $303, all related to the Electrical and Electronic Solutions (EES) business.

Alcoa’s income from continuing operations for 2007 was $2,814, or $3.23 per diluted share, compared with $2,226, or $2.54 per share, in 2006. The increase in income from continuing operations was primarily due to the following: higher realized prices for alumina and aluminum; strong demand in the downstream businesses serving the aerospace and packaging markets; a gain on the sale of the investment in Chalco; a favorable adjustment related to the estimated fair value of the soft alloy extrusion business, a decrease in the charge recorded for last-in, first-out (LIFO) inventory reserves; a non-recurring foreign currency gain in Russia; and the absence of labor contract and strike preparation costs recognized in 2006.

These positive impacts were mostly offset by the following items: significant increases in energy, raw materials, and other input costs; net unfavorable foreign currency movements due to a significantly weaker U.S. dollar; asset impairments and restructuring charges associated with the Packaging and Consumer businesses and the Automotive Castings business, as well as a discrete income tax charge related to the Packaging and Consumer businesses; smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale; startup costs at the Iceland smelter; costs associated with the national labor strike in Guinea, the repairs of the refinery in Jamaica, and the restart of one of Intalco’s smelter lines; transaction costs and interest charges associated with a potential business acquisition; stock-based compensation expense for reloaded options; and the absence of a favorable legal settlement that occurred in 2006 related to a former Reynolds distribution business.

Net income for 2007 was $2,564, or $2.95 per diluted share, compared with $2,248, or $2.57 per share, in 2006. In 2007, net income of $2,564 included a loss from discontinued operations of $250, comprised of a $243 loss related to the EES business, an $11 loss related to working capital and other adjustments associated with the 2006 sale of the home exteriors business, and net operating income of $4 of other discontinued businesses.

In June 2008, a major gas supplier to Alcoa’s Western Australia refining operations (part of Alcoa of Australia) suffered a pipeline rupture and fire, which resulted in a complete shutdown of the supplier’s gas production operations at a certain hub and a declaration of force majeure by the supplier to all customers. The disruption in gas supply caused an immediate reduction in Alcoa’s production capacity and required the purchase of alternative fuel at a much higher cost than the natural gas displaced resulting in a significant negative impact on operations. As a result, shortly thereafter, Alcoa of Australia notified its own customers that it was declaring force majeure under its alumina supply contracts. During the second half of 2008, the supplier partially restored the gas supply to Alcoa of Australia (full restoration is expected in the first half of 2009). In addition, insurance recoveries of $52 were received in the second half of 2008. Net of insurance benefits, Alcoa’s earnings impact of the disruption in gas supply was $49 after-tax and minority interest ($102 before tax and minority interest) in 2008. The Alumina segment was impacted by $33 after-tax ($47 before tax) and the remaining impact of $29 after-tax ($55 before tax) was reflected in Corporate due to Alcoa’s captive insurance program. Alcoa of Australia is part of Alcoa World Alumina and Chemicals (AWAC), which is 60% owned by Alcoa and 40% owned by Alumina Limited.

Also in June 2008, Alcoa temporarily idled half of the aluminum production (three of six operating potlines or 120 kmt) at its Rockdale smelter due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. In September 2008, Alcoa announced it was temporarily idling the remaining three potlines, or 147 kmt, as a result of the cumulative effect of operating only half of the smelter, well-known issues regarding the cost and long-term reliability of the power supply, and overall market conditions. In 2008, the earnings impact of the idled potlines was $55 ($90 pretax). Alcoa is seeking damages and other relief from its power supplier through ongoing litigation. Additionally, in conjunction with the idling of all six potlines, Alcoa recorded restructuring charges in 2008 of $31 ($48 pretax) mostly for the layoff of approximately 870 employees (see Restructuring and Other Charges below for additional information).

Late in 2008, management made the decision to reduce Alcoa’s alumina and aluminum production in response to the significant economic downturn. As a result of this decision, including the already completed production curtailment at the Rockdale smelter, reductions of 750 kmt, or 18%, of annualized output of Alcoa’s global smelting system were implemented. Smelters located in the United States (Tennessee, Indiana, and Washington) and Canada will be partially or fully curtailed. Also, alumina production will be reduced accordingly by a total of 1,500 kmt across the global refining system, including a partial curtailment at the Point Comfort, TX refinery. The alumina and aluminum production curtailments will be fully implemented by the end of the first quarter of 2009.

Sales—Sales for 2008 were $26,901 compared with sales of $29,280 in 2007, a decline of $2,379, or 8%. The decrease was driven mainly by the absence of 10 months of sales ($2,781) from the businesses within the Packaging and Consumer segment, the absence of sales from the soft alloy extrusion business ($1,115 in 2007), and volume declines for most downstream businesses, especially related to the automotive and commercial transportation markets in North America and Europe. These negative impacts were principally offset by significantly higher primary aluminum volumes, mostly as a result of sales related to the production of the Iceland smelter for a full year, and favorable foreign currency movements, primarily due to a stronger Euro and Australian dollar.

Sales for 2007 were $29,280 compared with sales of $28,950 in 2006, an increase of $330 or 1%. The increase was primarily due to higher realized prices for alumina and aluminum of 7% and 4%, respectively; an increase in primary aluminum volume; higher demand in the aerospace and packaging markets; and favorable foreign currency movements due to a stronger Euro. These positive contributions were mostly offset by the absence of seven months of sales associated with the soft alloy extrusion business.

Cost of Goods Sold—COGS as a percentage of sales was 82.4% in 2008 compared with 77.9% in 2007. The increase in the percentage was mainly the result of continued cost increases in raw materials, energy, and other inputs; unfavorable foreign currency movements due to a significantly weaker U.S. dollar; the production at the Iceland smelter that did not occur in 2007; and the impacts of the gas outage in Western Australia and the 2008 smelter curtailment at Rockdale. These items were primarily offset by the absence of the businesses within the Packaging and Consumer segment for 10 months (84.0%); the absence of the soft alloy extrusion business (97.1% in 2007); productivity improvements in most of the businesses within the Engineered Products and Solutions segment; and the absence of certain costs incurred in 2007 as a result of production curtailments associated with the Tennessee and Rockdale smelters and startup costs at the Iceland smelter, among others.

COGS as a percentage of sales was 77.9% in 2007 compared with 75.8% in 2006. The percentage increase was negatively impacted by significant increases in energy, raw materials, and other input costs, as a result of global inflation, and unfavorable foreign currency movements due to a weaker U.S. dollar. Other items that contributed to the higher percentage include smelter curtailment costs associated with the power outage in Tennessee and the shutdown of one of the potlines in Rockdale; repair costs at the Jamaica refinery due to the damage caused by Hurricane Dean; startup costs at the Iceland smelter; costs associated with the national labor strike in Guinea; restart costs for one of Intalco’s smelter lines; and the absence of a 2006 favorable legal settlement related to a former Reynolds distribution business. All of these items were partially offset by the absence of the soft alloy extrusion business; the increase in sales; a decrease in the charge recorded for LIFO inventory reserves; and the absence of labor contract and strike preparation costs that occurred in 2006.

Selling, General Administrative, and Other Expenses—SG&A expenses were $1,167, or 4.3% of sales, in 2008 compared with $1,444, or 4.9% of sales, in 2007. Expenses decreased by $277 mostly due to the absence of 10 months of expenses ($180) from the businesses within the Packaging and Consumer segment; the absence of transaction costs related to the 2007 offer for Alcan Inc. ($46); and the absence of expenses from the soft alloy extrusion business ($33 in 2007).

SG&A expenses were $1,444, or 4.9% of sales, in 2007 compared with $1,372, or 4.7% of sales, in 2006. Expenses increased by $72 primarily due to $46 in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan Inc., an increase in stock-based compensation expense as a result of reload features of exercised stock options, and unfavorable foreign currency movements due to a weaker U.S. dollar. Partially offsetting these increases was the absence of seven months of expenses related to the soft alloy extrusion business.

Research and Development Expenses—R&D expenses were $246 in 2008 compared with $238 in 2007 and $201 in 2006. The increase in 2008 as compared to 2007 was driven mainly by expenditures related to various projects for the businesses within the Flat-Rolled Products segment and the Primary Metals segment, partially offset by the absence of 10 months of expenditures ($16) from the businesses within the Packaging and Consumer segment. The increase in 2007 as compared to 2006 was primarily due to expenditures related to various projects for the businesses within the Flat-Rolled Products segment and the Primary Metals segment.

Provision for Depreciation, Depletion, and Amortization—The provision for DD&A was $1,234 in 2008 compared with $1,244 in 2007. The decline of $10, or 1%, was principally the result of the absence of nine months of depreciation from the businesses within the Packaging and Consumer segment ($89 in 2007) and the extension of depreciable lives for the majority of refining and smelting locations and various rolled products and hard alloy extrusions locations based upon a review of estimated useful lives completed during 2008 ($61). Offsetting these reductions was a significant increase ($83) in depreciation expense related to the Iceland smelter and Norway anode facility being in service for a full year and unfavorable foreign currency movements as a result of a weaker U.S. dollar.

The provision for DD&A was $1,244 in 2007 compared with $1,252 in 2006. The decrease of $8, or 1%, was primarily due to the cessation of depreciation beginning in November 2006 related to the soft alloy extrusion business and beginning in October 2007 associated with the businesses in the Packaging and Consumer segment, all of which was the result of the classification of these businesses as held for sale. These decreases were mostly offset by an increase in depreciation related to placing growth projects into service, such as the Pinjarra, Australia refinery expansion and the Jamaica Early Works Program that were both placed in service during 2006, and the start-up of operations related to the Iceland smelter and the Mosjøen anode facility during 2007.

Restructuring and Other Charges—Restructuring and other charges for each of the three years in the period ended December 31, 2008 were comprised of the following:

	2008	2007	2006
Asset impairments	$670	$214	$442
Layoff costs	183	35	71
Other exit costs	109	47	35
Reversals of previously recorded layoff and other exit costs*	(23)	(28)	(41)
Restructuring and other charges	$939	$268	$507

*	Reversals of previously recorded layoff and other exit costs resulted from changes in facts and circumstances that led to changes in estimated costs.

Employee termination and severance costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2008 Restructuring Program—Late in 2008, Alcoa took specific actions to reduce costs and strengthen its portfolio, partly due to the current economic downturn. Such actions include targeted reductions, curtailments, and plant closures and consolidations, which will reduce headcount by approximately 5,400 by the end of 2009, resulting in severance charges of $138 ($98 after-tax and minority interests), asset impairments of $156 ($88 after-tax and minority interests), and other exit costs of $58 ($57 after-tax). The significant components of these actions were as follows:

– As a result of recent market conditions, the Primary Metals segment will reduce production by 483 kmt and the Alumina segment will reduce production by a total of 1,500 kmt, all of which will be fully implemented by the end of the first quarter of 2009. These production curtailments as well as targeted reductions will result in the elimination of approximately 1,110 positions totaling $23 in severance costs. Asset impairments of $116 related to these two segments were also recognized, including the write off of $84 in engineering costs related to a 1,500 kmt planned expansion of Jamalco’s Clarendon, Jamaica refinery.

– The Flat-Rolled Products segment was restructured through the following actions:

•	Restructuring and downsizing of the Mill Products businesses in Europe and North America, resulting in severance charges of $53 for the reduction of approximately 850 positions;

•	Optimization of the Global Hard Alloy Extrusion operations, resulting in severance charges of $13 for a headcount reduction of approximately 240 and asset impairments of $3;

•	Alignment of production with demand at operations in Russia, through the elimination of approximately 1,400 positions resulting in severance charges of $7;

•

The shutdown of the Foil business in Bohai, resulting in severance charges of $6 for the reduction of approximately 400 positions, asset impairments of $24, and other exits costs of $54, primarily related to lease termination costs.

– The Engineered Products and Solutions segment was restructured through the following actions:

•	Exiting of the Auto Cast Wheel business, through the closure of the only remaining facility, which employs approximately 270, by June 2009 for severance costs of $2;

•

Consolidation of operations in the Building and Construction Systems business to maximize operating efficiencies and align capacity with the decline in the commercial building and construction markets, resulting in severance charges of $6 for the elimination of approximately 500 positions;

•	Alignment of production with demand across the Power and Propulsion business, resulting in the reduction of approximately 250 positions for a cost of $6;

•	Other severance charges of $8 for the elimination of approximately 250 positions, asset impairments of $13, and other exit costs of $1.

– In order to reduce overhead serving various businesses, approximately 130 positions will be eliminated at Corporate, resulting in severance charges of $14 and other exit costs of $3.

In addition to the above actions, Alcoa intends to sell its Global Foil and Transportation Products Europe businesses in order to streamline its portfolio. As a result of this decision, the assets and related liabilities of the Global Foil and Transportation Products Europe businesses were classified as held for sale. Asset impairments of $129 ($100 after-tax) and $52 ($49 after-tax) were recognized to reflect the estimated fair values of the Global Foil and Transportation Products Europe businesses, respectively. Also, Alcoa and Orkla agreed to exchange their stakes in the Sapa AB and Elkem Aluminium ANS joint ventures. This portfolio action resulted in an impairment charge of $333 ($223 after-tax) to reflect the estimated fair value of Alcoa’s investment in Sapa AB.

Earlier in 2008, Alcoa recorded $48 ($31 after-tax) in charges, which consists of $44 ($29 after-tax) for the layoff of approximately 870 employees and related curtailment of postretirement benefits and $4 ($2 after-tax) for other exit costs, associated with the complete production curtailment of the Rockdale, TX smelter (267 kmt) due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. Also during 2008, Alcoa recorded a loss of $43 ($32 after-tax) on the sale of its Packaging and Consumer businesses. The remaining net charges in 2008 were comprised of $1 ($1 after-tax and minority interests) for severance related to a reduction in headcount of approximately 30, $4 for other exit costs ($6 after-tax), and $23 ($15 after-tax and minority interests) for reversals of previously recorded costs, slightly more than half of which related to the reversal of a reserve related to a shutdown facility.

As of December 31, 2008, approximately 1,000 of the 6,300 employees were terminated. Cash payments of $7 were made against the 2008 program reserves in 2008. As a result of the implementation of this restructuring plan, Alcoa expects to eliminate approximately $330 (pretax) on an annual basis from its cost base once the program has been completed.

2007 Restructuring Program—In 2007, Alcoa recorded restructuring and other charges of $268 ($201 after-tax and minority interests), which were comprised of the following components: $257 ($174 after-tax) in asset impairments associated with a strategic review of certain businesses; a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007 (see the 2006 Restructuring Program for additional information); and $73 ($50 after-tax and minority interests) in net charges comprised of severance charges of $35 ($26 after-tax and minority interests) related to the elimination of approximately 400 positions and asset impairments of $19 ($12 after-tax) of various other businesses and facilities, other exit costs of $47 ($31 after-tax and minority interests), primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the 2006 Restructuring Program, and reversals of previously recorded layoff and other exit costs of $28 ($19 after-tax and minority interests) due to normal attrition and changes in facts and circumstances.

In April 2007, Alcoa announced it was exploring strategic alternatives for the potential disposition of the businesses within the Packaging and Consumer segment and the Automotive Castings business. In September 2007, management completed its review of strategic alternatives and determined that the best course of action was to sell the Packaging and Consumer and Automotive Castings businesses. As a result of this decision, the assets and related liabilities of the Packaging and Consumer and Automotive Castings businesses were classified as held for sale. In the third quarter of 2007, Alcoa recorded impairment charges of $215 ($140 after-tax) related to the Packaging and Consumer businesses and $68 ($51 after-tax) for the Automotive Castings business to reflect the write-down of the carrying value of the assets of these businesses to their respective estimated fair values. In addition, Alcoa recorded a $464 discrete income tax charge related to goodwill associated with the planned sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated at the time. In November 2007, Alcoa completed the sale of the Automotive Castings business and recognized a loss of $4 ($2 after-tax) in Restructuring and other charges on the Statement of Consolidated Operations. In December 2007, Alcoa agreed to sell the Packaging and Consumer businesses for $2,700 in cash, and reduced the impairment charge by $26 ($17 after-tax) and the discrete income tax charge by $322 as a result of the structure of the agreed upon sale (this sale was completed in 2008).

As of December 31, 2008, the terminations associated with the 2007 restructuring program were essentially complete. Cash payments of $20 and $13 were made against the 2007 program reserves in 2008 and 2007, respectively.

2006 Restructuring Program—In November 2006, Alcoa executed a plan to re-position several of its downstream operations in order to further improve returns and profitability, and to enhance productivity and efficiencies through a targeted restructuring of operations, and the creation of a soft alloy extrusion joint venture. The restructuring program encompassed identifying assets to be disposed of, plant closings and consolidations, that led to the elimination of approximately 1,800 positions across the company’s global businesses. Restructuring charges of $507 ($347 after-tax and minority interests) were recorded in 2006 and were comprised of the following components: $71 of charges for employee termination and severance costs spread globally across the company; $442 related to asset impairments for structures, machinery, equipment, and goodwill, more than half of which relates to the soft alloy extrusion business; and $35 for other exit costs, consisting primarily of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term and environmental clean-up costs. Partially offsetting these charges was $41 of income related to the reversal of previously recorded layoff and other exit costs resulting from new facts and circumstances that arose subsequent to the original estimates.

The significant components of the 2006 restructuring program were as follows:

– The hard and soft alloy extrusion businesses, included within the former Extruded and End Products segment, were restructured through the following actions:

•

Alcoa signed a letter of intent with Orkla ASA’s SAPA Group (Sapa) to create a joint venture that would combine its soft alloy extrusion business with Sapa’s Profiles extruded aluminum business. Effective June 1, 2007, the joint venture was completed. The new venture is majority-owned by Orkla ASA and operated by Sapa. In 2006, Alcoa recorded an impairment charge of $301 to reduce the carrying value of the soft alloy extrusion business’ assets to their estimated fair value. In conjunction with the contribution of the soft alloy extrusion business to the joint venture, Alcoa recorded a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006.

•

Consolidation of selected operations within the global hard alloy extrusion production operations serving the aerospace, automotive and industrial products markets, resulting in charges of $7 for severance costs associated with the elimination of approximately 325 positions, primarily in the U.S. and Europe.

– Operations within the Flat-Rolled Products segment were affected by the following actions:

•

Restructuring of the can sheet operations resulting in the elimination of approximately 320 positions, including the closure of the Swansea facility in the U.K. in the first quarter of 2007, resulting in charges of $33, comprised of $16 for severance costs and $17 for other exit costs, including accelerated depreciation.

•

Conversion of the temporarily-idled San Antonio, TX rolling mill into a temporary research and development facility serving Alcoa’s global flat-rolled products business, resulting in a $53 asset impairment charge as these assets have no alternative future uses.

•	Charges for asset impairments of $47 related to a global flat-rolled product asset portfolio review and rationalization.

– Reduction within the Primary Metals and Alumina segments’ operations by approximately 330 positions to further strengthen the company’s position on the global cost curve. This action resulted in charges of $44, consisting of $24 for asset impairments, $14 for severance costs and $6 for other exit costs.

– Consolidation of selected operations within the Packaging and Consumer segment, resulting in the elimination of approximately 440 positions and charges of $19, consisting of $10 related to severance costs and $9 for other exit costs, consisting primarily of accelerated depreciation.

– Restructuring at various other locations accounted for the remaining charges of $35, more than half of which are for severance costs related to approximately 400 layoffs and the remainder for asset impairments and other exit costs.

As of December 31, 2008, the terminations associated with the 2006 restructuring program were essentially complete. Cash payments of $9 and $37 were made against the 2006 program reserves in 2008 and 2007, respectively.

Alcoa does not include restructuring and other charges in the segment results. The pretax impact of allocating restructuring and other charges to the segment results would have been as follows:

	2008	2007	2006
Alumina	$89	$-	$4
Primary Metals	94	(2)	26
Flat-Rolled Products	289	56	139
Engineered Products and Solutions	88	67	-
Packaging and Consumer	45	189	15
Segment total	605	310	184
Corporate	334	(42)	323
Total restructuring and other charges	$939	$268	$507

Interest Expense—Interest expense was $407 in 2008 compared with $401 in 2007, resulting in an increase of $6, or 1%. The increase was principally caused by a 22% higher average debt level, mostly due to the issuance of $1,500 in new senior notes in July 2008 and significantly higher commercial paper levels; and a decrease in capitalized interest ($32), primarily due to placing growth projects into service, such as the Iceland smelter and the Norway anode facility in 2007. These items were almost completely offset by the absence of credit facility commitment fees related to the 2007 offer for Alcan Inc. ($67) and a lower weighted-average effective interest rate, driven mainly by the decrease in LIBOR rates.

Interest expense was $401 in 2007 compared with $384 in 2006, resulting in an increase of $17, or 4%. The increase was primarily due to the amortization of $30 in commitment fees paid and capitalized in June 2007 and an expense of $37 for additional commitment fees paid in July 2007, both of which were paid to secure an 18-month $30,000 senior unsecured credit facility associated with the offer for Alcan Inc., and a higher average debt level, partially offset by an increase in the amount of interest capitalized related to construction projects, including the Iceland smelter, the Juruti bauxite mine and São Luís refinery expansion in Brazil, and the Mosjøen anode facility.

Other Income, net—Other income, net was $59 in 2008 compared with $1,920 in 2007. The decrease of $1,861, or 97%, was mostly due to the absence of the $1,754 gain related to the sale of Alcoa’s investment in Chalco. Other items impacting this decline were losses related to the cash surrender value of life insurance as a result of the deterioration of the investment markets; unfavorable foreign currency movements due to a weaker U.S. dollar; the absence of dividend income from Alcoa’s former stake in Chalco; and the absence of a non-recurring foreign currency gain in Russia; all of which was partially offset by mark-to-market gains on derivative contracts and income related to a negotiated partial refund of an indemnification payment previously made to the buyer of a prior Alcoa divestiture ($39).

Other income, net, was $1,920 in 2007 compared with $236 in 2006. The increase of $1,684 was primarily due to the sale of Alcoa’s investment in Chalco, which resulted in a gain of $1,754, net of transaction fees and other expenses, and a non-recurring foreign currency gain in Russia, slightly offset by a decrease in the amount of dividends received from Chalco between periods, and the absence of interest related to a Brazilian court settlement in 2006.

Income Taxes—Alcoa’s effective tax rate was 43.2% in 2008 compared with the U.S. federal statutory rate of 35% and Alcoa’s effective tax rate of 33.8% in 2007. The effective tax rate in 2008 differs from the U.S. federal statutory rate principally due to the following income tax charges: $73 for the asset impairments included in the 2008 restructuring program; $28 due to a decrease in deferred tax assets of the Iceland operations as a result of an applicable tax rate change; a net $19 associated with the sale of the Packaging and Consumer businesses, mainly due to the allocation of sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, somewhat offset by changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations. These charges were partially offset by foreign income taxed in lower rate jurisdictions and a $20 discrete income tax benefit related to the filing of the 2007 U.S. income tax return.

Alcoa’s effective tax rate was 33.8% in 2007 compared with the U.S. federal statutory rate of 35% and Alcoa’s effective tax rate of 24.3% in 2006. The effective tax rate in 2007 differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income, mostly offset by a discrete income tax charge of $142 related to goodwill that is non-deductible for tax purposes associated with the sale of the Packaging and Consumer businesses.

Management anticipates that the effective tax rate in 2009 will be approximately 30%. However, changes in the current economic environment, currency fluctuations, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate significantly.

Minority Interests—Minority interests’ share of income from continuing operations was $221 in 2008 compared with $365 in 2007. The decline of $144 was mostly due to lower earnings at AWAC attributed primarily to significant cost increases for raw materials and energy, unfavorable foreign currency movements due to a weaker U.S. dollar, and the impact of the gas outage in Western Australia.

Minority interests’ share of income from continuing operations was $365 in 2007 compared with $436 in 2006. The $71 decrease was principally due to lower earnings at AWAC driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar and a significant increase in energy costs.

(Loss) Income From Discontinued Operations—Loss from discontinued operations was $303 in 2008 compared with a loss of $250 in 2007 and income of $22 in 2006. The loss of $303 in 2008 is all related to the EES business comprised of asset impairments of $162 to reflect the estimated fair value of the business and a net operating loss of $141, which includes restructuring charges of $39 for headcount reductions of approximately 6,200 and a charge of $16 for obsolete inventory. The loss of $250 in 2007 consisted of a $243 loss related to the EES business, including severance charges of $36 for headcount reductions of approximately 5,900 as part of a strategic business review to restructure EES and impairment charges of $93 for goodwill and $60 for various fixed assets as the forecasted future earnings and cash flows of the EES business no longer supported the carrying values of such assets; an $11 loss related to working capital and other adjustments associated with the 2006 sale of the home exteriors business; and net operating income of $4 of other discontinued businesses. The income of $22 in 2006 was comprised of a $110 gain related to the sale of the home exteriors business; a $65 operating loss related to the EES business, including severance charges of $30 for headcount reductions of approximately 4,800; net operating losses of $20 of other discontinued businesses; and a loss of $3 related to the 2005 sale of the imaging and graphics communications business. See Note B to the Consolidated Financial Statements for additional information.

Late in 2008, Alcoa reclassified its EES business to discontinued operations based on the decision to sell the business. The Consolidated Financial Statements for all prior periods presented were reclassified to reflect the EES business in discontinued operations. The EES business designs and manufactures electrical and electronic systems, wire harnesses and components for the ground transportation industry worldwide. In 2008, the EES business generated sales of $1,218 and had approximately 19,000 employees as of December 31, 2008. During 2006, Alcoa reclassified its home exteriors business to discontinued operations upon the signing of a definitive sale agreement with Ply Gem Industries, Inc. The sale of the home exteriors business was completed in October 2006. Also during 2006, Alcoa reclassified the Hawesville, KY automotive casting facility to discontinued operations upon closure of the facility. The results of the Engineered Products and Solutions segment were reclassified to reflect the movement of EES, the home exteriors business, and the Hawesville automotive casting facility into discontinued operations.

Segment Information

In 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where all Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

Alcoa’s operations consist of five worldwide segments: Alumina, Primary Metals, Flat-Rolled Products, Engineered Products and Solutions, and Packaging and Consumer (this segment no longer contains any operations as the businesses within this segment were divested during 2008). Segment performance under Alcoa’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Certain items such as the impact of LIFO inventory accounting; interest income and expense; minority interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit and other metal adjustments, differences between tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses are excluded from segment ATOI. Segment assets exclude, among others, cash and cash equivalents, deferred income taxes, goodwill allocated to corporate, corporate fixed assets, LIFO reserves, and assets held for sale.

ATOI for all segments totaled $2,199 in 2008, $3,162 in 2007, and $3,505 in 2006. See Note Q to the Consolidated Financial Statements for additional information. The following discussion provides shipments, sales, and ATOI data of each segment, and production data for the Alumina and Primary Metals segments for each of the three years in the period ended December 31, 2008.

Alumina

	2008	2007	2006
Alumina production (kmt)	15,256	15,084	15,128
Third-party alumina shipments (kmt)	8,041	7,834	8,420
Third-party sales	$2,924	$2,709	$2,785
Intersegment sales	2,803	2,448	2,144
Total sales	$5,727	$5,157	$4,929
ATOI	$727	$956	$1,050

This segment consists of Alcoa’s worldwide alumina system, including the mining of bauxite, which is then refined into alumina. Alumina is sold directly to internal and external smelter customers worldwide or is processed into industrial chemical products. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally.

In 2008, alumina production increased by 172 kmt compared to 2007. Three of Alcoa’s nine refineries achieved production records in 2008 with the largest increase occurring at the Pinjarra (Australia) refinery due to the continued positive effects of the efficiency upgrade expansion completed in 2006. Late in 2008, Alcoa reduced production at its Point Comfort, TX refinery by 550 kmt per year due to negative market conditions; however, production for the year slightly exceeded the refinery’s 2007 production performance. In 2007, alumina production decreased by 44 kmt compared to 2006. Impacts from the national labor strike in Guinea and Hurricane Dean weighed on production with 8% and 14% decreases at Point Comfort, TX and Jamaica, respectively, offsetting a 4% increase at Pinjarra. Paranam (Suriname), São Luís, Wagerup (Australia), and Pinjarra set production records in 2007.

Third-party sales for the Alumina segment rose 8% in 2008 compared with 2007, primarily related to favorable foreign currency movements due to a stronger Australian dollar and increases of 3% and 2% in third-party shipments and realized prices, respectively. Third-party sales for this segment decreased 3% in 2007 compared with 2006, principally due to a 7% reduction in third-party shipments more than offsetting an LME-driven increase in realized prices.

Intersegment sales for the Alumina segment climbed 15% in 2008 compared with 2007 and 14% in 2007 compared with 2006, mainly as a result of a 6% and 7% increase in volumes, respectively, and higher realized prices.

ATOI for the Alumina segment decreased 24% in 2008 compared with 2007, mostly due to significant cost increases for bauxite, caustic soda, fuel oil, and natural gas; unfavorable foreign currency movements due to a weaker U.S. dollar; and the impact of the gas outage in Western Australia ($33 net of insurance benefits), all of which was partially offset by higher realized prices, productivity improvements, and a positive impact due to the curtailment of production at the Point Comfort refinery. ATOI for this segment declined 9% in 2007 compared with 2006, principally due to unfavorable foreign currency movements due to a weaker U.S. dollar, significantly higher energy costs, and rising freight cost, all of which more than offset increases in realized prices.

In 2009, Alcoa will continue to focus on completing the expansion of the São Luís refinery (total additional alumina production of 2,100 kmt, Alcoa’s share is 1,134 kmt) and the development of the Juruti bauxite mine (total additional 2,600 kmt of bauxite, Alcoa’s share is 1,560 kmt) by the end of the first half. Also, in response to negative market conditions, Alcoa plans to reduce production by another 1,000 kmt per year by the end of the 2009 first quarter (1,500 kmt including the previously mentioned curtailment at Point Comfort). Additionally, fuel oil costs are expected to decrease while realized prices may decline significantly based on the LME’s current prices and short-term outlook.

Primary Metals

	2008	2007	2006
Aluminum production (kmt)	4,007	3,693	3,552
Third-party aluminum shipments (kmt)	2,926	2,291	2,087
Alcoa’s average realized price per metric ton of aluminum	$2,714	$2,784	$2,665
Third-party sales	$8,021	$6,576	$6,171
Intersegment sales	3,927	4,994	6,208
Total sales	$11,948	$11,570	$12,379
ATOI	$931	$1,445	$1,760

This segment consists of Alcoa’s worldwide smelter system. Primary Metals receives alumina, primarily from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers, aluminum traders, and commodity markets. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales.

In 2008, aluminum production increased by 314 kmt, mostly due to the Iceland smelter, as 2008 was its first full year of production; the Intalco, WA smelter as a result of the restart of additional pots early in the year; and the Tennessee smelter; all of which was slightly offset by a reduction at the Rockdale, TX smelter due to Alcoa’s decision to curtail all production at this facility until competitive market conditions return (267 kmt per year). Late in 2008, Alcoa started partial production curtailments at various smelters, including Intalco and Baie Comeau, Quebec, which will result in an additional decline of 350 kmt per year. In 2007, aluminum production rose 141 kmt due to the Intalco smelter’s completed restart of one potline in the second quarter of 2007, the acquisition of the minority interests in the Intalco smelter in June 2006, and the Iceland smelter’s start-up in the second quarter of 2007.

Third-party sales for the Primary Metals segment climbed 22% in 2008 compared with 2007, mostly due to higher volumes, primarily the result of the sales related to the production from the Iceland smelter, shipments made to the Packaging and Consumer businesses subsequent to their divestiture in 2008, and shipments made in the first half of 2008 to the Sapa AB joint venture (shipments to Alcoa’s soft alloy extrusion business were included in intersegment sales in the first half of 2007), somewhat offset by lower realized prices of 3%. Third-party sales for this segment increased 7% in 2007 compared with 2006, primarily due to an increase in realized prices of 4% and improved volumes, mainly due to shipments made in 2007 to the Sapa AB joint venture.

Intersegment sales for the Primary Metals segment declined 21% in 2008 compared with 2007, mainly as a result of lower demand from Alcoa’s downstream businesses, the absence of 10 months of shipments to the Packaging and Consumer businesses that occurred in 2007, and the absence of shipments to the soft alloy extrusion business that occurred in 2007. Intersegment sales decreased 20% in 2007 compared with 2006 due to the absence of shipments to the soft alloy extrusion business that occurred in 2006 and production curtailments associated with the Tennessee and Rockdale smelters that occurred in 2007.

ATOI for the Primary Metals segment dropped 36% in 2008 compared with 2007 principally related to higher alumina, carbon, and energy costs; increased spending on repairs and maintenance, outside services, and labor; lower realized prices; the impact of the 2008 curtailment of all production at Rockdale ($55); and unfavorable foreign currency movements due to a weaker U.S. dollar. These negative impacts were partially offset by the absence of costs incurred in 2007 associated with the following: the start-up of the Iceland smelter, the smelter production curtailment of one of the potlines in Rockdale, and the smelter curtailment associated with the power outage in Tennessee. ATOI for this segment declined 18% in 2007 compared with 2006 as unfavorable foreign currency movements related to a weaker U.S. dollar; costs associated with the Rockdale and Tennessee smelter curtailments; continued increases in raw material, freight, and energy costs; and Iceland smelter start-up costs were partially offset by higher realized prices.

At December 31, 2008, Alcoa had 807 kmt of idle capacity on a base capacity of 4,531 kmt. In 2008, idle capacity increased by 355 kmt as compared to 2007 due to the complete production curtailment at Rockdale (267 kmt) and partial curtailments of approximately 88 kmt related to other smelters, all of which are the result of current negative market conditions. At December 31, 2007, Alcoa had 452 kmt of idle capacity on a base capacity of 4,573 kmt. In 2007, idle capacity decreased by 93 kmt as compared to 2006 due to the completed restart of one of Intalco’s smelter lines. Base capacity increased by 364 kmt in 2007 as compared to 2006 primarily due to the completion of the 344 kmt Iceland smelter.

In 2009, Alcoa will curtail production by an additional 395 kmt (750 kmt including the previously mentioned curtailments), which includes all smelting at the Tennessee operations (215 kmt), by the end of the first quarter. Also, input costs are expected to decrease while Alcoa anticipates the realization of cost savings from recent procurement initiatives. Lastly, realized prices may decline significantly based on the LME’s current prices and short-term outlook.

Flat-Rolled Products

	2008	2007	2006
Third-party aluminum shipments (kmt)	2,296	2,441	2,387
Third-party sales	$9,563	$9,932	$8,995
Intersegment sales	249	283	253
Total sales	$9,812	$10,215	$9,248
ATOI	$27	$204	$244

This segment’s principal business is the production and sale of aluminum plate, sheet, foil, and hard alloy extrusions. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the transportation, building and construction, and distribution markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the distribution, aerospace, automotive, and commercial transportation markets. Approximately one-third of the third-party sales in this segment consist of RCS, while the remaining two-thirds of third-party sales are derived from sheet and plate, foil used in industrial markets, and hard alloy extrusions. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Third-party sales for the Flat-Rolled Products segment decreased 4% in 2008 compared with 2007. The decline was principally due to lower volumes across all businesses, mainly the result of weak end markets in North America and Europe, partially offset by positive foreign currency movements, mostly due to a stronger Euro, and a favorable pricing and product mix. Third-party sales for this segment climbed 10% in 2007 compared with 2006. The increase was primarily due to passing through material price increases, favorable product mix associated with aerospace, higher volumes in the aerospace and packaging markets, and favorable foreign currency movements due to a stronger Euro. These increases were somewhat offset by the absence of sales associated with the shutdown of the Swansea, U.K. can sheet facility in the first quarter of 2007, as well as lower volumes in the distribution, automotive and commercial transportation markets.

ATOI for the Flat-Rolled Products segment fell 87% in 2008 compared with 2007, mainly the result of continued higher direct materials, energy, and other cost increases and lower volumes across all businesses, partially offset by favorable pricing and product mix. ATOI for this segment declined 16% in 2007 compared with 2006, primarily due to cost increases for direct materials and energy; higher ramp-up costs at facilities in both Russia and China; and the impact of distributor de-stocking in the second half of 2007; somewhat offset by favorable pricing and product mix, and higher volumes in the markets noted previously.

In 2009, the weakness in most end markets is expected to continue resulting in declining volumes while lower input costs, such as direct materials and energy, are anticipated. Also, the Global Foil business will be divested.

Engineered Products and Solutions

	2008	2007	2006
Third-party aluminum shipments (kmt)	182	207	227
Third-party sales	$5,602	$5,251	$4,877
ATOI	$503	$409	$356

This segment includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. In 2008, the EES business was classified as discontinued operations; therefore, all periods presented exclude the results of this business.

Third-party sales for the Engineered Products and Solutions segment increased 7% in 2008 compared with 2007. The improvement was primarily due to higher demand in the aerospace and industrial gas turbine markets; favorable pricing in the building and construction market; positive foreign currency movements due to a stronger Euro; and the addition of two fastener businesses acquired early in 2008; all of which was partially offset by significant volume declines in the commercial transportation market. Third-party sales for this segment increased 8% in 2007 compared with 2006. The improvement was principally due to aerospace and power generation increases and higher volumes and prices in the building and construction business more than offsetting the decline in commercial transportation.

ATOI for the Engineered Products and Solutions segment climbed 23% in 2008 compared with 2007, mainly due to continued strong demand and productivity improvements in the aerospace and industrial gas turbine markets, favorable foreign currency movements due to a stronger Euro, and the positive contribution of the acquired fastener businesses, all of which was somewhat offset by significantly lower volumes in the commercial transportation market. ATOI for this segment increased 15% in 2007 compared with 2006, largely due to continued strong demand and operational performance in the aerospace and industrial gas turbine markets; favorable prices and higher volumes in the building and construction business; and productivity improvements. These positive impacts were partially offset by demand decline in the North America heavy truck market.

In 2009, market conditions in the commercial transportation and building and construction markets are expected to further weaken. However, it is anticipated that productivity initiatives will materialize to partially offset the market downturn. Also, the lone remaining Cast Auto Wheels facility will be closed and the Transportation Products Europe business will be divested.

Packaging and Consumer

	2008	2007	2006
Third-party aluminum shipments (kmt)	19	157	169
Third-party sales	$516	$3,288	$3,235
ATOI	$11	$148	$95

The businesses within this segment were sold to Rank Group Limited in 2008; therefore, this segment no longer contains any operations. Prior to the sale of these businesses, this segment included consumer, foodservice, and flexible packaging products; food and beverage closures; and plastic sheet and film for the packaging industry. The principal products in this segment included aluminum foil; plastic wraps and bags; plastic beverage and food closures; flexible packaging products; thermoformed plastic containers; and extruded plastic sheet and film. Consumer products were marketed under brands including Reynolds Wrap®, Diamond®, Baco®, and Cut-Rite®. Seasonal increases generally occurred in the second and fourth quarters of the year for such products as consumer foil and plastic wraps and bags, while seasonal slowdowns for closures generally occurred in the fourth quarter of the year. Products were generally sold directly to customers, consisting of supermarkets, beverage companies, food processors, retail chains, and commercial foodservice distributors.

Third-party sales for the Packaging and Consumer segment increased 2% in 2007 compared with 2006, primarily due to higher volume and favorable pricing and mix across all businesses.

ATOI for the Packaging and Consumer segment climbed 56% in 2007 compared with 2006, primarily due to productivity improvements across all businesses and the cessation of depreciation beginning in October 2007, as the assets of this segment were classified as held for sale due to management’s announced intent to actively pursue the sale of these businesses.

Reconciliation of ATOI to Consolidated Net (Loss) Income—The following table reconciles total segment ATOI to consolidated net (loss) income:

	2008	2007	2006
Total segment ATOI	$2,199	$3,162	$3,505
Unallocated amounts (net of tax):
Impact of LIFO	(7)	(24)	(170)
Interest income	35	40	58
Interest expense	(265)	(261)	(250)
Minority interests	(221)	(365)	(436)
Corporate expense	(328)	(388)	(317)
Restructuring and other charges	(693)	(201)	(347)
Discontinued operations	(303)	(250)	22
Other	(491)	851	183
Consolidated net (loss) income	$(74)	$2,564	$2,248

Items required to reconcile segment ATOI to consolidated net (loss) income include:

•	The impact of LIFO inventory accounting;

•	Interest income and expense;

•	Minority interests;

•

Corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets;

•	Restructuring and other charges;

•	Discontinued operations; and

•

Other, which includes intersegment profit and other metal adjustments, differences between tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income for 2008 compared with 2007 consisted of:

•

A $4 increase in Interest expense, principally caused by a 22% higher average debt level, mostly due to the issuance of $1,500 in new senior notes in July 2008 and significantly higher commercial paper levels; and a decrease in capitalized interest ($21), primarily due to placing growth projects into service, such as the Iceland smelter and the Norway anode facility in 2007; both of which were almost completely offset by the absence of credit facility commitment fees related to the 2007 offer for Alcan Inc. ($43) and a lower weighted-average effective interest rate, driven mainly by the decrease in LIBOR rates;

•

A $144 decrease in Minority interests, mostly due to lower earnings at AWAC, attributed primarily to significant cost increases for raw materials and energy, unfavorable foreign currency movements due to a weaker U.S. dollar, and the impact of the gas outage in Western Australia;

•	A $60 decline in Corporate expense, principally due to the absence of transaction costs related to the 2007 offer for Alcan Inc. ($30);

•	A $492 increase in Restructuring and other charges, primarily due to significantly higher charges for the 2008 restructuring program;

•	A $53 higher loss in Discontinued operations, mainly due to a $51 increase in the net operating loss of the EES business; and

•

A $1,342 change in Other, mostly due to the following: the absence of a $1,140 gain on the sale of the Chalco investment; a net income tax charge of $100 for various items; losses related to the cash surrender value of life insurance as a result of the deterioration of the investment markets; and unfavorable foreign currency movements due to a weaker U.S. dollar; all of which was somewhat offset by the absence of a $142 discrete income tax charge related to goodwill that is non-deductible for tax purposes associated with the sale of the Packaging and Consumer businesses; mark-to-market gains on derivative contracts; and income related to a negotiated partial refund of an indemnification payment previously made to the buyer of a prior Alcoa divestiture ($24).

The significant changes in the reconciling items between total segment ATOI and consolidated net income for 2007 compared with 2006 consisted of:

•	A $146 decrease in the Impact of LIFO, primarily due to a significantly lower increase in metal prices in 2007 as compared to 2006;

•	An $18 decrease in Interest income, mainly due to the absence of $11 in interest earned on a 2006 Brazilian court settlement;

•

An $11 increase in Interest expense, primarily due to $43 in credit facility commitment fees related to the offer for Alcan Inc., partially offset by an increase in capitalized interest related to construction projects, including the Iceland smelter, the Juruti bauxite mine, the São Luís refinery expansion, and the Mosjøen anode facility;

•

A $71 decrease in Minority interests, principally due to lower earnings at AWAC driven mainly by unfavorable foreign currency movements due to a weaker U.S. dollar and a significant increase in energy costs;

•

A $71 increase in Corporate expense, mostly due to $30 in transaction costs related to the offer for Alcan and an increase in stock-based compensation expense as a result of reload features of exercised stock options;

•	A $146 decrease in Restructuring and other charges, due to a smaller restructuring program in 2007 as compared to 2006;

•

A change of $272 in Discontinued operations, primarily due to $153 in impairment charges related to the EES business and the absence of a $110 gain recognized on the sale of the home exteriors business in 2006; and

•

A $668 increase in Other, principally due to a $1,140 gain on the sale of the Chalco investment, partially offset by a $142 discrete income tax charge related to goodwill that is non-deductible for tax purposes associated with the planned sale of the Packaging and Consumer businesses; the absence of $83 in discrete income tax benefits in 2006 related to the finalization of certain tax reviews and audits and the reversal of valuation allowances related to international net operating losses; the absence of a $26 favorable legal settlement in 2006 related to a former Reynolds distribution business; and an increase in income taxes in order to reconcile the estimated tax rates used in the segments with Alcoa’s effective tax rate.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 31 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 71 waste sites, including Superfund sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena, NY—Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

Alcoa submitted various Analysis of Alternatives Reports to the EPA starting in 1998 through 2002 that reported the results of river and sediment studies, potential alternatives for remedial actions related to the PCB contamination, and additional information requested by the EPA.

In June 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. Alcoa submitted to the EPA, and the EPA approved, a Remedial Options Pilot Study (ROPS) to gather this information. The scope of this study included sediment removal and capping, the installation of an ice control structure, and significant monitoring.

From 2004 through 2008, Alcoa completed the work outlined in the ROPS. In November 2008, Alcoa submitted an updated Analysis of Alternatives Report to the EPA incorporating the new information obtained from the ROPS related to the feasibility and costs associated with various capping and dredging alternatives, including options for ice control. As a result, Alcoa increased the reserve associated with the Grasse River by $40 for the estimated costs of a proposed ice control remedy and for partial settlement of potential damages of natural resources.

This new information will be used by the EPA to select a remedy for the entire river. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2009 or later.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure.

East St. Louis, IL—In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa and the City of East St. Louis, the owner of the site, entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study included remedial alternatives that ranged from no further action to significant grading, stabilization, and water management of the bauxite residue disposal areas. As a result, Alcoa increased the environmental reserve for this location by $15 in 2005. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected late in 2009 or later.

Vancouver, WA—In 1987, Alcoa sold its Vancouver smelter to a company that is now known as Evergreen Aluminum (Evergreen). The purchase and sale agreement contained a provision that Alcoa retain liability for any environmental issues that arise subsequent to the sale that pre-date 1987. As a result of this obligation, Alcoa recorded a reserve for the Vancouver location at that time. Evergreen decommissioned the smelter and cleaned up its portion of the site under a consent order with the Washington Department of Ecology (WDE). In February 2008, Evergreen notified Alcoa that it had identified numerous areas containing contamination that predated 1987.

Separately, in September 2008, Alcoa completed a Remedial Investigation/Feasibility Study (RI/FS) under the Washington State Model Toxics Control Act and negotiated a consent decree with WDE, which requires Alcoa to complete cleanup of PCB contaminated sediments in the Columbia River as well as remediate soil contamination in upland portions of the Vancouver property.

Late in 2008, Alcoa started cleanup work on the Columbia River and discovered additional contamination and waste materials along the shoreline area and in upland areas. In addition, Evergreen presented additional cost estimates for contaminated areas that were discovered since March 2008.

As a result of all of the above items related to the former Vancouver site, Alcoa increased the environmental reserve by $16 in 2008. As cleanup work progresses and final remedies are negotiated with WDE, a subsequent reserve adjustment may be necessary.

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

Alcoa’s remediation reserve balance was $316 and $279 at December 31, 2008 and December 31, 2007 (of which $39 and $51 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In 2008, the remediation reserve was increased by $69, mostly due to the adjustments related to the Grasse River and former Vancouver property discussed above. In 2007, the remediation reserve was decreased by $10 consisting of a $15 adjustment for the liabilities associated with a previously owned smelter site and a $5 adjustment for liabilities at the Russian rolling mills and extrusion plants, both of which were partially offset by a net increase of $10 in liabilities associated with various locations. The $15 and $5 adjustments were made after further investigations were completed and Alcoa was able to obtain additional information about the environmental condition and the associated liabilities related to these sites. The changes to the remediation reserve were recorded in Cost of goods sold on the Statement of Consolidated Operations in both periods. Payments related to remediation expenses applied against the reserve were $32 and $30 in 2008 and 2007, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Liquidity and Capital Resources

Alcoa takes a very disciplined approach to cash management and strengthening of its balance sheet. Management faced the significant challenge of maintaining this approach while providing the Company with the necessary liquidity to operate effectively, especially in the second half of 2008. In response to recent changes in the economic markets across the globe, management reacted quickly to solidify Alcoa’s liquidity position. The following actions were initiated in the second half of 2008 to conserve cash and preserve liquidity: greater scrutiny over the daily management of Alcoa’s cash position; higher risk tolerance on raw materials with lower minimum order quantities and lower carrying levels; targeted headcount reductions across the globe; a salary and hiring freeze at the Corporate level; suspension of the existing share repurchase program; and the addition of a new 364-day $1,900 revolving credit facility. A number of changes were also made to Alcoa’s capital expenditures strategy as follows: capital expenditure approval levels were lowered dramatically; growth projects were halted where it was deemed economically feasible; and all non-critical capital expenditures were stopped. Capital expenditures are deemed critical if they maintain Alcoa’s compliance with the law, keep a facility operating, or satisfy customer requirements if the benefits outweigh the costs. The planned sale or shutdown of various businesses will also contribute positively to Alcoa’s liquidity position in 2009. Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs. For a discussion of long-term liquidity, see the disclosures included in Contractual Obligations and Off-Balance Sheet Arrangements.

Cash from Operations

Cash from operations in 2008 was $1,234 compared with $3,111 in 2007, resulting in a decrease of $1,877, or 60%. The decline of $1,877 was primarily due to a decrease in earnings after taking into account non-cash income and expenses; a $988 cash outflow associated with working capital; $201 in higher pension contributions; and the absence of $93 in cash received on a long-term aluminum supply contract. These cash outflows were slightly offset by a $336 cash inflow related to noncurrent assets and liabilities and a $97 increase in cash provided from discontinued operations. The major components of the $988 change in working capital are as follows: a $351 smaller decrease in receivables, primarily as a result of improved sales from most businesses not classified as held for sale; a $522 increase in inventories, mostly due to higher costs of raw materials and other inputs; a $156 smaller increase in accounts payable, trade; a $209 decrease in accrued expenses; and a $213 increase in taxes, including taxes on income.

Cash from operations in 2007 was $3,111 compared with $2,567 in 2006, resulting in an increase of $544, or 21%. The improvement of $544 is principally related to a $1,415 positive change associated with working capital, primarily due to improvements in receivables, inventories, and accounts payable and accrued expenses; higher net income of $316; and a cash inflow of $93 related to a long-term aluminum supply contract. These positive impacts were partially offset by a significant increase in non-cash adjustments, mostly related to the sale of the Chalco investment.

Financing Activities

Cash provided from financing activities was $1,478 in 2008 compared with cash used for financing activities of $1,538 in 2007. The change of $3,016 was primarily due to a $1,414 reduction in the repurchase of common stock, mainly the result of the temporary suspension of the share repurchase program; a $1,296 change in commercial paper, principally due to an increase in commercial paper issued and the absence of a $1,132 reduction of commercial paper with the proceeds from newly-issued long-term debt in January 2007; and a $669 decrease in payments on long-term debt, mostly due to the purchase ($333) and repayment ($459) of 4.25% Notes due August 2007, as compared to the repayment of $150 in 6.625% Notes due March 2008. These cash inflows were somewhat offset by a $658 decline in common stock issued for compensation plans, primarily due to fewer stock option exercises as result of the significant decline in the market price of Alcoa’s common stock.

Cash used for financing activities was $1,538 in 2007 compared with $20 in 2006. The change of $1,518 was primarily due to a $2,206 increase in the repurchase of common stock due to a significant increase in the number of shares repurchased as a result of the January 2007 and October 2007 authorized programs; a $1,177 change in the net change in commercial paper, mostly due to the repayment of commercial paper with the majority of the proceeds from the issuance of new long-term debt in 2007; an $837 increase in payments on long-term debt, primarily related to the January 2007 purchase of $333 of outstanding 4.25% Notes due August 2007 and the repayment of the remaining $459 of outstanding 4.25% Notes in August 2007; $126 in payments for debt issuance costs, including a commitment fee of $30 paid to secure a credit facility related to the offer for Alcan Inc.; and a $66 increase in dividends paid to shareholders as a result of the eight cents per share annual increase approved in January 2007. Partially offsetting these cash inflows was a $2,021 increase in additions to long-term debt, principally due to proceeds received of $1,994 (net of $6 in original issue discounts) from the issuance of new 5.55% Notes due 2017, 5.9% Notes due 2027, and 5.95% Notes due 2037; a $679 increase in common stock issued for stock compensation plans related to cash received for the exercise of stock options; and a $132 increase in minority interest contributions, primarily from an increase in contributions received from Alumina Limited, related to their share of capital spending at the São Luís and Juruti facilities.

In October 2007, Alcoa entered into a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,250 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or Euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on LIBOR loans will be 0.33% per annum based on Alcoa’s long-term debt ratings, as of December 31, 2008. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

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

In July 2008, Alcoa increased the capacity of the Credit Facility by $175 as provided for under the Credit Agreement. In October 2008, Lehman Commercial Paper Inc. (LCPI), a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the Credit Facility, excluding LCPI’s commitment, is $3,275.

There were no amounts outstanding under the Credit Facility at December 31, 2008 and 2007.

In January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-1) with two financial institutions. RCA-1 provided a $1,000 senior unsecured revolving credit facility (RCF-1), with a stated maturity of March 28, 2008. RCA-1 contained a provision that if there were amounts borrowed under RCF-1 at the time Alcoa received the proceeds from the sale of the Packaging and Consumer businesses, the company must use the net cash proceeds to prepay the amount outstanding under RCF-1. Additionally, upon Alcoa’s receipt of such proceeds, the lenders’ commitments under RCF-1 would be reduced by a corresponding amount, up to the total commitments then in effect under RCF-1, regardless of whether there was an amount outstanding under RCF-1. In February 2008, Alcoa borrowed $1,000 under RCF-1 and used the proceeds to reduce outstanding commercial paper and for general corporate purposes. Subsequent to the $1,000 borrowing, Alcoa completed the sale of its Packaging and Consumer businesses in February 2008. As a result, Alcoa also repaid the $1,000 under RCF-1 in February 2008, and the lenders’ commitments under RCF-1 were reduced to zero effectively terminating RCA-1.

Also in January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with LCPI, as administrative agent, and Lehman Brothers Commercial Bank (LBCB), as lender. RCA-2 provided a $1,000 senior unsecured revolving credit facility (RCF-2), which would have matured on January 31, 2009. In October 2008, LCPI filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. To Alcoa’s knowledge, LBCB has not filed for bankruptcy protection. As a result, in October 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provides a $1,150 senior unsecured revolving credit facility (RCF-3), which matures on October 12, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR, plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate and LIBOR loans will be 1.375% and 1.875%, respectively, per annum based on Alcoa’s long-term debt ratings, as of December 31, 2008. Alcoa will also pay a facility fee, currently 0.375%, on the aggregate commitments, whether used or unused, based on its long-term debt ratings. Additionally, if there is an amount outstanding under RCF-3 on the last calendar day of any of the next three quarterly periods, Alcoa will pay a duration fee to the lenders. The duration fee is equal to 0.5% of such outstanding amount on the respective day starting on December 31, 2008 and increases by 0.5% each quarter thereafter.

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

In October and November 2008, Alcoa increased the capacity of RCF-3 by $500 and $250, respectively, as provided for under RCA-3. Alcoa paid a total of $43 in financing costs, which were deferred and will be amortized to interest expense over the term of the facility, for the initial capacity under RCF-3 as well as for the $750 in increased capacity.

There were no amounts outstanding under RCF-3 at December 31, 2008.

In March 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of December 31, 2008, $1,500 in senior debt securities were issued under the new shelf registration statement.

Standard and Poor’s Ratings Services’ (S&P) long-term debt rating of Alcoa is BBB+ and its short-term debt rating is A-2. The current outlook, which was revised in October 2008 (placed on negative creditwatch in January 2009), is negative, as S&P cited weaker than expected earnings, the result of falling aluminum prices, and weak end markets coupled with large capital spending and share repurchases (the existing share repurchase program has been temporarily suspended). Moody’s Investors Service’s (Moody’s) long-term debt rating of Alcoa is Baa1 and its short-term debt rating of Alcoa is Prime-2. The current outlook, which was revised in October 2008 (placed on negative creditwatch in December 2008), is negative, as Moody’s cited weak aluminum end markets. Fitch Ratings’ (Fitch) long-term debt rating of Alcoa is BBB and its short-term debt rating is F2. The current outlook, which was revised in April 2008 and affirmed in October 2008, is stable, as Fitch cited current aluminum market conditions and Alcoa’s operating flexibility. See Note Y to the Consolidated Financial Statements for an update to these credit ratings and outlooks that occurred subsequent to December 31, 2008.

Investing Activities

Cash used for investing activities was $2,410 in 2008 compared with $1,625 in 2007. The increase in cash used of $785 was mainly due to a decline of $1,939 in sales of investments, as a result of the absence of the $1,942 in proceeds received from the sale of the Chalco investment; a $1,172 increase in additions to investments, due to the $1,200 investment made in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and a $399 rise in acquisitions, including minority interests, driven by the purchase of two aerospace fastener manufacturing businesses for $276, the buyout of the outstanding minority interest in Bohai for $79, and a $47 contingent payment made to Camargo Corrêa Group related to the 2003 acquisition of 40.9% of Alcoa Alumínio S.A. These cash outflows were principally offset by a $2,527 increase in proceeds from the sale of assets and businesses, mostly related to the $2,651 in net proceeds received from the sale of the businesses within the Packaging and Consumer segment.

Cash used for investing activities was $1,625 in 2007 compared with $2,841 in 2006. The decrease in cash used of $1,216 was primarily due to a $1,976 increase in sales of investments, mostly related to the $1,942 in proceeds received from the sale of the Chalco investment. This cash inflow was partially offset by a $431 increase in capital expenditures, principally related to higher spending on certain growth projects, including the São Luís refinery expansion; the development of the Juruti bauxite mine; and projects at various facilities in Russia, Hungary, and China; all of which were partially offset by a decrease in capital expenditures related to the Iceland smelter and the Mosjøen anode facility, as these two projects were placed in service during 2007, and the Early Works Program in Jamaica, as this project was completed near the end of 2006; and a decrease of $189 in proceeds from the sales of assets and businesses, principally due to the $305 in cash received for the sale of the home exteriors business in 2006 as compared to the $70 and $33 in cash received from the sales of a mine in Texas and the Automotive Castings business, respectively, in 2007.

Capital expenditures were $3,438 in 2008 compared with $3,636 and $3,205 in 2007 and 2006, respectively. Of the total capital expenditures in 2008, approximately 58% related to growth projects, including the refinery expansion in São Luís, the development of the Juruti bauxite mine, the Estreito hydroelectric power project in Brazil, and projects at various facilities in Russia and China. Also included are costs related to environmental control in new and expanded facilities totaling $241 in 2008, $274 in 2007, and $182 in 2006. Total capital expenditures are anticipated to be approximately $1,800 in 2009, approximately half of which is expected to occur in the first half of 2009 related to the São Luís refinery expansion and the development of the Juruti bauxite mine.

Alcoa added $1,303, $131, and $58, to its investments in 2008, 2007, and 2006, respectively. As noted above, in 2008, Alcoa invested $1,200 in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc. In 2008, 2007, and 2006, Alcoa invested an additional $9, $31, and $26, respectively, in the Dampier to Bunbury Natural Gas Pipeline in Western Australia. Also in 2008, Alcoa made additional investments related to its Serra do Facão hydroelectric power project in Brazil.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain judgments, estimates, and assumptions regarding uncertainties that affect the amounts reported in the Consolidated Financial Statements and disclosed in the accompanying Notes. Areas that require significant judgments, estimates, and assumptions include the accounting for derivatives and hedging activities; environmental matters; asset retirement obligations; the testing of goodwill, equity investments, and properties, plants, and equipment for impairment; estimated proceeds on businesses to be divested; pension plans and other postretirement benefits; stock-based compensation; and income taxes.

Management uses historical experience and all available information to make these judgments, estimates, and assumptions, and actual results may differ from those used to prepare the Company’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes provide a meaningful and fair perspective of the Company. A discussion of the judgments, estimates, assumptions, and uncertainties associated with accounting for derivatives and hedging activities and environmental matters can be found in the Market Risks and Derivative Activities and the Environmental Matters sections, respectively.

A summary of the Company’s significant accounting policies is included in Note A to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the Consolidated Financial Statements with useful and reliable information about the Company’s operating results and financial condition.

Asset Retirement Obligations. Alcoa recognizes asset retirement obligations (AROs) related to legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. These AROs consist primarily of costs associated with spent pot lining disposal, closure of bauxite residue areas, mine reclamation, and landfill closure. Alcoa also recognizes AROs for any significant lease restoration obligation, if required by a lease agreement, and for the disposal of regulated waste materials related to the demolition of certain power facilities. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred, and accreted over time for the change in present value. Additionally, Alcoa capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful life.

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, PCBs, various process residuals, solid wastes, electronic equipment waste and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2008 ranges from less than $1 to $52 per structure (157 structures) in today’s dollars.

Goodwill. Goodwill is not amortized; instead, it is tested for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has 10 reporting units, of which three are included in the Flat-Rolled Products segment and five are included in the Engineered Products and Solutions segment. The remaining two reporting units are the Alumina and Primary Metals segments. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,014) and Alcoa Power and Propulsion (APP) ($1,601) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,767). These amounts include an allocation of Corporate goodwill.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a discounted cash flow model (DCF model) to estimate the current fair value of its reporting units when testing for impairment. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each business with the assistance of valuation experts.

In 2008, the estimated fair value of nine of the ten reporting units, including AFS and APP, were well in excess of the carrying value of these businesses resulting in no impairment. For Primary Metals, while the estimated fair value of this business exceeded its carrying value, the excess was significantly impacted due to the historic drop in the LME price that occurred in the second half of 2008. Management performed an updated goodwill impairment test for Primary Metals in late December 2008, which again resulted in no impairment (the tests for the other nine reporting units were also updated).

Historically, LME pricing levels and the corresponding input costs (e.g., raw materials, energy) have generally trended in the same manner, resulting in relatively consistent cash margins over time. As a result, the estimated fair value of Primary Metals traditionally has been well in excess of its carrying value. However, during the second half of 2008, the LME price decreased at an unprecedented rate, significantly outpacing any decreases in associated input costs. As a result of this near-term disruption in the historical relationship between LME and input costs, the expected cash margins in the early years in the DCF model were lower than normal and lower than long-term expectations.

In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and shareholders’ equity.

With Alcoa’s common stock price at extraordinary lows late in 2008, management analyzed the valuations derived from the DCF models in relation to Alcoa’s market capitalization. In management’s judgment, a significant portion of the recent decline in Alcoa’s stock price is related to the current unprecedented liquidity crisis in the overall economy and is not reflective of the underlying cash flows of the reporting units. As a result, management believes the Company’s forecasted cash flows constitute a better indicator of the current fair value of Alcoa’s reporting units than the current pricing of its common shares. The sum of the individual estimated fair values of Alcoa’s reporting units per the DCF models is greater than the market value of Alcoa’s common stock. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Equity investments. Alcoa invests in a number of privately-held companies, primarily through joint ventures and consortiums. These investments are accounted for on the equity method and include the Company’s investment in Shining Prospect Pte. Ltd. The equity method is applied in situations where Alcoa has the ability to exercise significant influence, but not control, over the investee. Management reviews equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment from management to identify events or circumstances indicating that an equity investment is impaired. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s ability to continue operations measured by several items including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.

Properties, Plants, and Equipment. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a DCF model.

Discontinued Operations and Assets Held For Sale. The fair values of all businesses to be divested are estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits. Liabilities and expenses for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). The rate used to discount future estimated liabilities is determined considering the rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The impact on the liabilities of a change in the discount rate of 1/4 of 1% is approximately $325 and either a charge or credit of $16 to after-tax earnings in the following year. The long-term rate of return on plan assets is estimated by considering historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would impact after-tax earnings by approximately $15 for 2009. Although the 10-year moving average of actual performance fell below 9% for the first time in 20 years, the 20-year moving average has continued to exceed 9%. The expected long-term rate of return on plan assets will be reduced to 8.75% for 2009 reflecting recent market conditions.

In 2008, a net charge of $2,181 ($1,374 after-tax) was recorded in other comprehensive loss primarily due to the decrease in the fair value of plan assets, which was somewhat offset by the decrease in the accumulated benefit obligation (as a result of a 20 basis-point increase in the discount rate) and the recognition of actuarial losses and prior service costs. Additionally, a charge of $8 was recorded in other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy. In 2007, a net credit of $659 ($426 after-tax) was recorded in other comprehensive income due to a net decrease in the accumulated benefit obligations (as a result of a 25 basis-point increase in the discount rate, which was partially offset by plan amendments) and the recognition of actuarial losses and prior service costs. Additionally, a credit of $80 was recorded in other comprehensive income due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy.

Stock-based Compensation. Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of each new stock option is estimated on the date of grant using a lattice-pricing model. Determining the fair value of stock options at the grant date requires judgment including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retirement-eligible employees. Compensation expense recorded in 2008, 2007, and 2006 was $94 ($63 after-tax), $97 ($63 after-tax), and $72 ($48 after-tax), respectively. Of this amount, $19, $19, and $20 in 2008, 2007, and 2006, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

On December 31, 2005, Alcoa accelerated the vesting of 11 million unvested stock options granted to employees in 2004 and on January 13, 2005. The 2004 and 2005 accelerated options had weighted average exercise prices of $35.60 and $29.54, respectively, and in the aggregate represented approximately 12% of Alcoa’s total outstanding options. The decision to accelerate the vesting of the 2004 and 2005 options was made primarily to avoid recognizing the related compensation expense in future Consolidated Financial Statements upon the adoption of a new accounting standard. The accelerated vesting of the 2004 and 2005 stock options reduced Alcoa’s after-tax stock option compensation expense in 2007 and 2006 by $7 and $21, respectively.

Beginning in 2006, plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. Alcoa also has unamortized tax-deductible goodwill of $397 resulting from intercompany stock sales and reorganizations (generally at a 30% to 34% rate). Alcoa recognizes the tax benefits associated with this tax-deductible goodwill as it is being amortized for local income tax purposes rather than in the period in which the transaction is consummated.

Related Party Transactions

Alcoa buys products from and sells products to various related companies, consisting of entities in which Alcoa retains a 50% or less equity interest, at negotiated arms-length prices between the two parties. These transactions were not material to the financial position or results of operations of Alcoa for all periods presented.

Recently Adopted Accounting Standards

On January 1, 2008, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Alcoa already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Consolidated Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, had no impact on the Consolidated Financial Statements. Management has determined that the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, will not have an impact on the Consolidated Financial Statements.

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

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

	Level 1	Level 2	Level 3	Collateral*	Total
Assets:
Available-for-sale securities	$27	$-	$-	$-	$27
Derivative contracts	79	160	-	(67)	172
Total assets	$106	$160	$-	$(67)	$199
Liabilities:
Derivative contracts	$569	$30	$341	$(119)	$821

*	These amounts represent cash collateral paid ($119) and held ($67) that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see below). The collateral paid of $119 relates to derivative contracts for aluminum included in Level 1 and the collateral held of $67 relates to derivative contracts for interest rates included in Level 2.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Year ended December 31, 2008
Balance at beginning of period	$408
Total realized/unrealized (losses) or gains included in:
Sales	(54)
Cost of goods sold	3
Other comprehensive loss	(35)
Purchases, sales, issuances, and settlements	19

Transfers in and (or) out of Level 3	-
Balance at end of period	$341
Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at December 31, 2008:
Sales	$(54)
Cost of goods sold	3

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $341 as of December 31, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to Alcoa’s power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. None of the Level 3 positions on hand at December 31, 2008 resulted in any unrealized gains in the Statement of Consolidated Operations.

Effective September 30, 2008, Alcoa adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which was issued on October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Consolidated Financial Statements.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. The provisions of FSP FIN 39-1 are to be applied retroactively for all financial statement periods presented. As of December 31, 2008, the obligation to return cash collateral in the amount of $67 was netted against the fair value of derivative contracts, of which $4 is included in Prepaid expenses and other current assets and $63 is included in Other assets on the Consolidated Balance Sheet, and the right to receive cash collateral in the amount of $119 was netted against the fair value of derivative contracts included in Other current liabilities on the Consolidated Balance Sheet. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

On January 1, 2008, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The adoption of EITF 06-10 had no impact on the Consolidated Financial Statements.

On January 1, 2008, Alcoa adopted Statement 133 Implementation Issue No. E23, “Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying the provisions of Issue E23 on hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met the provisions of Issue E23 as of their original inception. Management performed such an assessment and determined that the adoption of Issue E23 had no impact on preexisting hedging arrangements. Alcoa will apply the provisions of Issue E23 on future hedging arrangements so designated.

On January 1, 2007, Alcoa adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

The adoption of FIN 48 and FSP FIN 48-1 did not have an impact on the Consolidated Financial Statements. See Note T to the Consolidated Financial Statements for the required disclosures in accordance with the provisions of FIN 48.

Alcoa adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), effective December 31, 2006. SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS 158, additional minimum pension liabilities and related intangible assets are no longer recognized. The adoption of SFAS 158 resulted in the following impacts: a reduction of $119 in existing prepaid pension costs and intangible assets, the recognition of $1,234 in accrued pension and postretirement liabilities, and a charge of $1,353 ($877 after-tax) to accumulated other comprehensive loss.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision became effective for Alcoa for its December 31, 2008 year-end and resulted in a charge of $9, which was recorded as an adjustment to December 31, 2008 retained earnings. Prior to the effective date of this provision, the funded status of most of Alcoa’s pension and other postretirement benefit plans were already measured as of December 31st.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for Alcoa for its December 31, 2006 year-end. The adoption of SAB 108 did not have a material impact on Alcoa’s Consolidated Financial Statements.

On January 1, 2006, Alcoa adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)), which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Alcoa elected the modified prospective application method for adoption, and prior period financial statements have not been restated. As a result of the implementation of SFAS 123(R), Alcoa recognized additional compensation expense of $29 ($19 after-tax) in 2006 comprised of $11 ($7 after-tax) and $18 ($12 after-tax) related to stock options and stock awards, respectively.

Effective January 1, 2006, Alcoa adopted EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (EITF 04-6). EITF 04-6 requires that stripping costs incurred during the production phase of a mine are to be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. Upon adoption, Alcoa recognized a cumulative effect adjustment in the opening balance of retained earnings of $3, representing the reduction in the net book value of post-production stripping costs of $8, offset by a related deferred tax liability of $3 and minority interests of $2.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Alcoa on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, management has determined that the adoption of SFAS 161 will not have an impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of SFAS 160 will not have an impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. SFAS 141(R) becomes effective for Alcoa for any business combination with an acquisition date on or after January 1, 2009.

Management has determined that the adoption of SFAS 141(R) will result in a charge of $18 ($12 after-tax) in the Statement of Consolidated Operations for the write off of third-party costs related to potential business acquisitions.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for Alcoa on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, management has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. Alcoa is required to make future payments under various contracts, including long-term purchase obligations, debt agreements, and lease agreements. Alcoa also has commitments to fund its pension plans, provide payments for postretirement benefit plans, and finance capital projects. These contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. As of December 31, 2008, a summary of Alcoa’s outstanding contractual obligations is as follows:

	Total	2009	2010-2011	2012-2013	Thereafter
Operating activities:
Energy-related purchase obligations	$19,206	$1,002	$1,677	$1,568	$14,959
Raw material purchase obligations	3,135	1,158	1,589	259	129
Other purchase obligations	244	30	88	84	42
Interest related to total debt	5,044	587	955	763	2,739
Operating leases	1,506	398	535	252	321
Estimated minimum required pension funding	2,370	140	1,190	1,040	-
Postretirement benefit payments	2,845	295	595	585	1,370
Layoff and other restructuring payments	328	236	92	-	-
Deferred revenue arrangements	187	47	16	16	108
Uncertain tax positions	34	-	-	-	34
Financing activities:
Total debt	10,578	2,069	1,403	2,148	4,958
Dividends to shareholders	-	-	-	-	-
Investing activities:
Capital projects	1,866	1,049	614	203	-
Payments related to acquisitions	-	-	-	-	-
Totals	$47,343	$7,011	$8,754	$6,918	$24,660

Obligations for Operating Activities

Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from less than 1 year to 40 years. The majority of raw material and other purchase obligations have expiration dates of 24 months or less. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. Operating leases represent multi-year obligations for certain computer equipment, plant equipment, vehicles, and buildings.

Interest related to total debt is based on interest rates in effect as of December 31, 2008 and is calculated on debt with maturities that extend to 2037. The effect of outstanding interest rate swaps, which are accounted for as fair value hedges, are included in interest related to total debt. As of December 31, 2008, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018. As the contractual interest rates for certain debt and interest rate swaps are variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The minimum required cash outlays for pension funding are estimated to be $140 for 2009 and $590 for 2010. The increase in the projected funding is the result of a significant decline in the fair value of plan assets and the reduction of available pension funding credits from 2009 to 2010. The funding estimate is $600 for 2011, $530 for 2012 and $510 for 2013. The expected pension contributions in 2009 and later reflect the impacts of the Pension Protection Act of 2006 that was signed into law on August 17, 2006. Pension contributions are expected to decline beginning in 2014 if all actuarial assumptions are realized and remain the same in the future. Postretirement benefit payments are expected to approximate $300 annually, net of the estimated subsidy receipts related to Medicare Part D, and are reflected in the preceding table through 2018. Alcoa has determined that it is not practicable to present pension funding and postretirement benefit payments beyond 2013 and 2018, respectively.

Layoff and other restructuring payments primarily relate to severance costs and are expected to be paid within one year. Amounts scheduled to be paid greater than one year are related to ongoing site remediation work, special termination benefit payments, and lease termination costs.

Deferred revenue arrangements require Alcoa to deliver aluminum and alumina over the specified contract period. While these obligations are not expected to result in cash payments, they represent contractual obligations for which the company would be obligated if the specified product deliveries could not be made. The longest such contract expires in 2027.

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2008. The total amount of uncertain tax positions is included in the “Thereafter” column as the company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Obligations for Financing Activities

Total debt amounts in the preceding table represent the principal amounts of all outstanding debt, including short-term borrowings, commercial paper and long-term debt. Maturities for long-term debt extend to 2037.

The company has historically paid quarterly dividends on its preferred and common stock. Including dividends on preferred stock, Alcoa paid $556 in dividends to shareholders during 2008. Because all dividends are subject to approval by Alcoa’s Board of Directors, amounts are not included in the preceding table until such authorization has occurred. As of December 31, 2008, there were 800,317,368 and 546,024 shares of common stock and preferred stock outstanding, respectively. In January 2007, Alcoa increased its annual common stock dividend from $0.60 per share to $0.68 per share.

Obligations for Investing Activities

Alcoa has made announcements indicating its participation in several significant expansion projects. These projects include the expansion of an alumina refinery in São Luis; the development of a bauxite mine in Juruti; global rolled products expansion projects in Russia and China; and the continued investment in several hydroelectric power projects in Brazil. These projects are in various stages of development and, depending on business and (or) regulatory circumstances, may not be completed. The amounts included in the preceding table for capital projects represent the amounts that have been approved by management for these and other projects as of December 31, 2008. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is anticipated that significant expansion projects will be funded through various sources, including cash provided from operations. Alcoa anticipates that financing required to execute all of these investments will be readily available over the time frame required. Including the previously mentioned growth projects, total capital expenditures are anticipated to be approximately $1,800 in 2009.

Payments related to acquisitions are based on provisions in certain acquisition agreements that state additional funds are due to the seller from Alcoa if the businesses acquired achieve stated financial and operational thresholds. Amounts are only presented in the preceding table if it is has been determined that payment is more likely than not to occur. In connection with an acquisition made prior to 2006, Alcoa could be required to make additional contingent payments of approximately $85 through 2015, but are not included in the preceding table as they have not met such standard.

Off-Balance Sheet Arrangements. As of December 31, 2008, Alcoa has maximum potential future payments for guarantees issued on behalf of certain third parties of $230. These guarantees expire in 2015 through 2018 and relate to project financing for hydroelectric power projects in Brazil. Alcoa also has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others, which expire at various dates, that total $389 at December 31, 2008.

Alcoa has outstanding letters of credit in the amount of $600 as of December 31, 2008. These letters of credit relate primarily to workers’ compensation, derivative contracts, and leasing obligations, and expire at various dates mostly in 2009. Alcoa also has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates in 2009, was $41 at December 31, 2008.

In November 2007, Alcoa entered into a program to sell a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash. In August 2008, Alcoa increased the capacity of this program from $100 to $250. As of December 31, 2008 and 2007, Alcoa received $250 and $100, respectively, in cash proceeds, which reduced Receivables from customers on the accompanying Consolidated Balance Sheet. Alcoa services the customer receivables for the third-party at market rates; therefore, no servicing asset or liability was recorded.

Alcoa had an existing program with a different third-party to sell certain customer receivables. The sale of receivables under this program was conducted through a qualifying special purpose entity (QSPE) that was bankruptcy remote, and, therefore, was not consolidated by Alcoa. Effective August 31, 2008, Alcoa terminated this program and all outstanding accounts receivable were collected by the QSPE through the end of 2008. As of December 31, 2007, Alcoa sold trade receivables of $139 to the QSPE.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

The interest rate, foreign currency, aluminum, and other commodity contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. The Company is not involved in trading activities for energy, weather derivatives, or other nonexchange commodities.

Commodity Price Risks—Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa uses futures contracts, totaling 760 kmt at December 31, 2008, to reduce the aluminum price risk associated with a portion of these fixed-price firm commitments. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2009 to 2012.

Alcoa also sells aluminum products to third parties at then-current market prices and is exposed to the risk of lower market prices at the time of shipment. Alcoa has also entered into futures contracts, totaling 358 kmt at December 31, 2008, to hedge a portion of future production. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2009 to 2011.

Alcoa has also entered into futures contracts to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment, and therefore, the fair value gains and losses on these contracts are recorded in earnings. These contracts totaled 46 kmt at December 31, 2008. In addition, Alcoa has power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings.

The net mark-to-market pretax earnings impact from aluminum derivative and hedging activities was a gain of $78 in 2008.

Alcoa purchases certain energy commodities to meet its production requirements and believes it is highly likely that such purchases will continue in the future. These purchases expose the Company to the risk of higher prices. To hedge a portion of these risks, Alcoa uses futures and forward contracts. The effects of this hedging activity will be recognized in earnings over the designated hedge periods in 2009 to 2011.

Financial Risk

Interest Rates—Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. For a portion of its fixed-rate debt, the Company has entered into pay floating, receive fixed interest rate swaps to effectively change the fixed interest rates to floating interest rates. Alcoa is also subject to an exposure in the differential between its long-term debt rating and the long-term debt rating of its counterparty in a long-term power contract, which begins in 2011 and expires in 2028.

Currencies—Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009.

Fair Values and Sensitivity Analysis—The following table shows the fair values of outstanding derivative contracts at December 31, 2008 and the effect on fair values of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed at December 31, 2008:

	Fair value (loss)/gain	Index change of + / - 10%
Aluminum*	$(632)	$123
Interest rates*	70	15
Other commodities, principally energy related	(34)	17

*	Aluminum reflects $119 of cash collateral paid that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. Interest rates reflect $67 of cash collateral held that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. These elections were made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see Recently Adopted Accounting Standards).

Aluminum consists primarily of losses on hedge contracts, embedded derivatives in power contracts in Iceland and Brazil, and Alcoa’s share of gains and losses on hedge contracts of Norwegian smelters that are accounted for under the equity method.

Material Limitations—The disclosures with respect to commodity prices, interest rates, and foreign currency exchange risk do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts would be offset. Actual results will be determined by a number of factors that are not under Alcoa’s control and could vary significantly from those factors disclosed.

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

See Notes A, K, and X to the Consolidated Financial Statements for additional information on derivative instruments.

Item 8.  Financial Statements and Supplementary Data.

Management’s Reports to Alcoa Shareholders

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

Management also recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of the host countries in which the Company operates and potentially conflicting outside business interests of its employees. The Company maintains a systematic program to assess compliance with these policies.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K. In addition, in 2008, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

/s/ Klaus Kleinfeld

Klaus Kleinfeld

President and Chief Executive Officer

/s/ Charles D. McLane, Jr.

Charles D. McLane, Jr.

Executive Vice President and

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations, shareholders’ equity and consolidated cash flows present fairly, in all material respects, the financial position of Alcoa Inc. and its subsidiaries (Alcoa) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Alcoa maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alcoa’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Alcoa’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 13, 2009

Alcoa and subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2008	2007	2006
Sales (Q)	$26,901	$29,280	$28,950
Cost of goods sold (exclusive of expenses below)	22,175	22,803	21,955
Selling, general administrative, and other expenses	1,167	1,444	1,372
Research and development expenses	246	238	201
Provision for depreciation, depletion, and amortization	1,234	1,244	1,252
Restructuring and other charges (D)	939	268	507
Interest expense (V)	407	401	384
Other income, net (O)	(59)	(1,920)	(236)
Total costs and expenses	26,109	24,478	25,435
Income from continuing operations before taxes on income	792	4,802	3,515
Provision for taxes on income (T)	342	1,623	853
Income from continuing operations before minority interests’ share	450	3,179	2,662
Less: Minority interests’ share	221	365	436
Income from continuing operations	229	2,814	2,226
(Loss) income from discontinued operations (B)	(303)	(250)	22
Net (Loss) Income	$(74)	$2,564	$2,248
Earnings (loss) per Common Share (S)
Basic:
Income from continuing operations	$0.28	$3.27	$2.56
(Loss) income from discontinued operations	(0.37)	(0.29)	0.03
Net (loss) income	$(0.09)	$2.98	$2.59
Diluted:
Income from continuing operations	$0.28	$3.23	$2.54
(Loss) income from discontinued operations	(0.37)	(0.28)	0.03
Net (loss) income	$(0.09)	$2.95	$2.57

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2008	2007
Assets
Current assets:
Cash and cash equivalents (X)	$762	$483
Receivables from customers, less allowances of $65 in 2008 and $68 in 2007	1,883	2,381
Other receivables	708	427
Inventories (G)	3,238	3,084
Fair value of hedged aluminum	586	73
Prepaid expenses and other current assets	973	1,126
Total current assets	8,150	7,574
Properties, plants, and equipment, net (H)	17,455	16,541
Goodwill (E)	4,981	4,799
Investments (I)	1,915	2,038
Deferred income taxes (T)	2,688	1,587
Other assets (J)	2,386	2,438
Assets held for sale (B)	247	3,826
Total Assets	$37,822	$38,803
Liabilities
Current liabilities:
Short-term borrowings (K and X)	$478	$563
Commercial paper (K and X)	1,535	856
Accounts payable, trade	2,518	2,644
Accrued compensation and retirement costs	866	994
Taxes, including taxes on income	378	623
Fair value of derivative contracts	461	286
Other current liabilities	987	869
Long-term debt due within one year (K and X)	56	202
Total current liabilities	7,279	7,037
Long-term debt, less amount due within one year (K and X)	8,509	6,371
Accrued pension benefits (W)	2,941	1,098
Accrued postretirement benefits (W)	2,730	2,753
Other noncurrent liabilities and deferred credits (L)	1,580	1,866
Deferred income taxes (T)	321	545
Liabilities of operations held for sale (B)	130	657
Total liabilities	23,490	20,327
Minority interests (M)	2,597	2,460
Commitments and contingencies (N)

Shareholders’ Equity
Preferred stock (R)	55	55
Common stock (R)	925	925
Additional capital	5,850	5,774
Retained earnings	12,400	13,039
Treasury stock, at cost	(4,326)	(3,440)
Accumulated other comprehensive loss	(3,169)	(337)
Total shareholders’ equity	11,735	16,016
Total Liabilities and Equity	$37,822	$38,803

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2008	2007	2006
Cash from Operations
Net (loss) income	$(74)	$2,564	$2,248
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	1,234	1,245	1,252
Deferred income taxes (T)	(261)	311	(72)
Equity income, net of dividends	(48)	(116)	(89)
Restructuring and other charges (D)	939	268	507
Gains from investing activities—asset sales (O)	(50)	(1,806)	(71)
Provision for doubtful accounts	31	14	22
Loss (income) from discontinued operations (B)	303	250	(22)
Minority interests	221	365	436
Stock-based compensation (R)	94	97	72
Excess tax benefits from stock-based payment arrangements	(15)	(79)	(17)
Other	(362)	(81)	(222)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (increase) in receivables	150	501	(85)
(Increase) decrease in inventories	(353)	169	(509)
(Increase) in prepaid expenses and other current assets	(97)	(134)	(175)
Increase in accounts payable, trade	21	177	47
(Decrease) in accrued expenses	(288)	(79)	(345)
Increase (decrease) in taxes, including taxes on income	28	(185)	101
Cash received on long-term aluminum supply contract	-	93	-
Pension contributions	(523)	(322)	(397)
Net change in other noncurrent assets and liabilities	135	(201)	19
Decrease (increase) in net assets held for sale	16	24	(56)
Cash provided from continuing operations	1,101	3,075	2,644
Cash provided from (used for) discontinued operations	133	36	(77)
Cash provided from operations	1,234	3,111	2,567
Financing Activities
Net change in short-term borrowings	(96)	94	126
Net change in commercial paper	679	(617)	560
Additions to long-term debt (K)	2,253	2,050	29
Debt issuance costs (K)	(56)	(126)	-
Payments on long-term debt (K)	(204)	(873)	(36)
Common stock issued for stock compensation plans	177	835	156
Excess tax benefits from stock-based payment arrangements	15	79	17
Repurchase of common stock	(1,082)	(2,496)	(290)
Dividends paid to shareholders	(556)	(590)	(524)
Dividends paid to minority interests	(295)	(368)	(400)
Contributions from minority interests	643	474	342
Cash provided from (used for) financing activities	1,478	(1,538)	(20)
Investing Activities
Capital expenditures	(3,413)	(3,614)	(3,182)
Capital expenditures of discontinued operations	(25)	(22)	(23)
Acquisitions, net of cash acquired (F and P)	(276)	(15)	8
Acquisitions of minority interests (F and P)	(141)	(3)	(1)
Proceeds from the sale of assets and businesses (F)	2,710	183	372
Additions to investments	(1,303)	(131)	(58)
Sales of investments (I)	72	2,011	35
Other	(34)	(34)	8
Cash used for investing activities	(2,410)	(1,625)	(2,841)
Effect of exchange rate changes on cash and cash equivalents	(23)	29	38
Net change in cash and cash equivalents	279	(23)	(256)
Cash and cash equivalents at beginning of year	483	506	762
Cash and cash equivalents at end of year	$762	$483	$506

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Shareholders’ Equity

(in millions, except per-share amounts)

December 31,	Comprehensive income	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other compre- hensive loss	Total shareholders’ equity
Balance at end of 2005		55	925	5,720	9,345	(1,899)	(773)	13,373
Comprehensive income:
Net income	$2,248				2,248			2,248
Other comprehensive income (loss):
Change in minimum pension liability, net of tax expense and minority interests of $104	184
Foreign currency translation adjustments	659
Unrealized holding gains on available-for-sale securities, net of tax expense of $53	98
Unrecognized losses on derivatives, net of tax benefit and minority interests of $152 (X):
Net change from periodic revaluations	(473)
Net amount reclassified to income	(51)

Net unrecognized losses on derivatives	(524)

Comprehensive income	$2,665						417	417

Cash dividends: Preferred @ $3.75 per share					(2)			(2)
Common @ $0.60 per share					(522)			(522)
Stock-based compensation				72				72
Common stock issued: compensation plans				(13)		190		177
Repurchase of common stock						(290)		(290)
Cumulative effect adjustment due to the adoption of SFAS 158, net of tax and minority interests							(877)	(877)
Cumulative effect adjustment due to the adoption of EITF 04-6, net of tax and minority interests					(3)			(3)
Other				38				38
Balance at end of 2006		55	925	5,817	11,066	(1,999)	(1,233)	14,631
Comprehensive income:
Net income	$2,564				2,564			2,564
Other comprehensive income (loss):
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans, net of tax expense and minority interests of $153	506
Foreign currency translation adjustments	880
Unrealized gains on available-for-sale securities, net of tax benefit of $222:
Unrealized holding gains	747
Net amount reclassified to income	(1,159)

Net change in unrealized gains on available-for-sale securities	(412)

Unrecognized losses on derivatives, net of tax benefit and minority interests of $30 (X):
Net change from periodic revaluations	(69)

Alcoa and subsidiaries

Statement of Shareholders’ Equity—(Continued)

(in millions, except per-share amounts)

December 31,	Comprehensive income	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other compre- hensive loss	Total shareholders’ equity
Net amount reclassified to income	(9)

Net unrecognized losses on derivatives	(78)

Comprehensive income	$3,460						896	896

Cash dividends: Preferred @ $3.75 per share					(2)			(2)
Common @ $0.68 per share					(589)			(589)
Stock-based compensation				97				97
Common stock issued: compensation plans				(140)		1,055		915
Repurchase of common stock						(2,496)		(2,496)
Balance at end of 2007		55	925	5,774	13,039	(3,440)	(337)	16,016
Comprehensive loss:
Net loss	$(74)				(74)			(74)
Other comprehensive (loss) income:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans, net of tax benefit and minority interests of $799	(1,382)
Foreign currency translation adjustments	(1,457)
Unrealized losses on available-for-sale securities, net of tax benefit of $233	(432)
Unrecognized gains on derivatives, net of tax expense and minority interests of $180 (X):
Net change from periodic revaluations	282
Net amount reclassified to income	157

Net unrecognized gains on derivatives	439

Comprehensive loss	$(2,906)						(2,832)	(2,832)

Cash dividends: Preferred @ $3.75 per share					(2)			(2)
Common @ $0.68 per share					(554)			(554)
Stock-based compensation				94				94
Common stock issued: compensation plans				(18)		196		178
Repurchase of common stock						(1,082)		(1,082)
Cumulative effect adjustment due to the adoption of the measurement date provisions of SFAS 158, net of tax and minority interests					(9)			(9)
Balance at end of 2008		$55	$925	$5,850	$12,400	$(4,326)	$(3,169)*	$11,735
*	Comprised of unrecognized losses and prior service cost, net, related to pension and postretirement benefit plans of $(2,690); unrealized foreign currency translation adjustments of $74; unrealized losses on available-for-sale securities of $(428); and unrecognized net losses on derivatives of $(125); all net of tax and applicable minority interests.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts)

A. Summary of Significant Accounting Policies

Basis of Presentation. The Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Alcoa and companies in which Alcoa has a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which Alcoa has significant influence but does not have effective control. Investments in affiliates in which Alcoa cannot exercise significant influence are accounted for on the cost method.

Alcoa also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether Alcoa is the primary beneficiary. Consolidation is required if both of these criteria are met. Alcoa does not have any variable interest entities requiring consolidation.

Cash Equivalents. Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Inventory Valuation. Inventories are carried at the lower of cost or market, with cost for a substantial portion of U.S. and Canadian inventories determined under the last-in, first-out (LIFO) method. The cost of other inventories is principally determined under the average-cost method. See Note G for additional information.

Properties, Plants, and Equipment. Properties, plants, and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. For greenfield smelters, the units of production method is used to record depreciation. The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

Segment	Structures	Machinery and equipment
Alumina	33	26
Primary Metals	35	21
Flat-Rolled Products	31	20
Engineered Products and Solutions	28	16

Gains or losses from the sale of assets are generally recorded in other income (see policy that follows for assets classified as held for sale and discontinued operations). Repairs and maintenance are charged to expense as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. Depletion related to mineral reserves is recorded using the units of production method. See Notes H and V for additional information.

During 2008, Alcoa completed a review of the estimated useful lives of its alumina refining and aluminum smelting facilities. Such a review was performed because considerable engineering data and other information (readily available due to the recent construction of the Iceland smelter as well as various expansions and other growth projects in-process or completed over the past two years) indicated that the useful lives of many of the assets in these businesses were no longer appropriate. As a result of this review, for the majority of its refining and smelting locations, Alcoa extended the useful lives of structures to an average of 26 and 32 years (previously 23 and 29 years), respectively, and machinery and equipment to an average of 27 and 20 years (previously 17 and 19 years), respectively.

Also during 2008, Alcoa completed a review of the estimated useful lives of its flat-rolled products and engineered products and solutions facilities. As a result of this review, for a portion of its flat-rolled products locations, Alcoa extended the useful lives of structures to an average of 33 years (previously 29 years) and machinery and equipment to an average of 18 years (previously 16 years). No change was made to the useful lives related to the engineered products and solutions locations as the study determined that the average useful lives of structures (26 years) and machinery and equipment (17 years) were appropriate.

The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008 for the alumina refining and aluminum smelting facilities and July 1, 2008 for the flat-rolled products facilities. In 2008, Depreciation, depletion, and amortization expense was $35 (after-tax and minority interests) less than it would have been had the depreciable lives not been extended. The effect of this change on both basic and diluted earnings per share was $0.04.

Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model (DCF model).

Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

Segment	Software	Other intangible assets
Alumina	10	-
Primary Metals	10	37
Flat-Rolled Products	10	9
Engineered Products and Solutions	10	35

Goodwill is not amortized; instead, it is tested for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has 10 reporting units, of which three are included in the Flat-Rolled Products segment and five are included in the Engineered Products and Solutions segment. The remaining two reporting units are the Alumina and Primary Metals segments. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,014) and Alcoa Power and Propulsion (APP) ($1,601) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,767). These amounts include an allocation of Corporate goodwill.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a discounted cash flow model (DCF model) to estimate the current fair value of its reporting units when testing for impairment. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each business with the assistance of valuation experts.

In 2008, the estimated fair value of nine of the ten reporting units, including AFS and APP, were well in excess of the carrying value of these businesses resulting in no impairment. For Primary Metals, while the estimated fair value of this business exceeded its carrying value, the excess was significantly impacted due to the historic drop in the LME price that occurred in the second half of 2008. Management performed an updated goodwill impairment test for Primary Metals in late December 2008, which again resulted in no impairment (the tests for the other nine reporting units were also updated).

Historically, LME pricing levels and the corresponding input costs (e.g., raw materials, energy) have generally trended in the same manner, resulting in relatively consistent cash margins over time. As a result, the estimated fair value of Primary Metals traditionally has been well in excess of its carrying value. However, during the second half of 2008, the LME price decreased at an unprecedented rate, significantly outpacing any decreases in associated input costs. As a result of this near-term disruption in the historical relationship between LME and input costs, the expected cash margins in the early years in the DCF model were lower than normal and lower than long-term expectations.

In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill, which may involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and stockholders’ equity.

With Alcoa’s common stock price at extraordinary lows late in 2008, management analyzed the valuations derived from the DCF models in relation to Alcoa’s market capitalization. In management’s judgment, a significant portion of the recent decline in Alcoa’s stock price is related to the current unprecedented liquidity crisis in the overall economy and is not reflective of the underlying cash flows of the reporting units. As a result, management believes the Company’s forecasted cash flows constitute a better indicator of the current fair value of Alcoa’s reporting units than the current pricing of its common shares. The sum of the individual estimated fair values of Alcoa’s reporting units per the DCF models is greater than the market value of Alcoa’s common stock. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Revenue Recognition. Alcoa recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel).

Alcoa periodically enters into long-term supply contracts with alumina and aluminum customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as shipments are made and title, ownership, and risk of loss pass to the customer during the term of the contracts.

Environmental Expenditures. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, and which do not contribute to future revenues, are expensed. Liabilities are recorded when remediation efforts are probable and the costs can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. See Note N for additional information.

Asset Retirement Obligations. Alcoa recognizes asset retirement obligations (AROs) related to legal obligations associated with the normal operation of Alcoa’s bauxite mining, alumina refining, and aluminum smelting facilities. These AROs consist primarily of costs associated with spent pot lining disposal, closure of bauxite residue areas, mine reclamation, and landfill closure. Alcoa also recognizes AROs for any significant lease restoration obligation, if required by a lease agreement, and for the disposal of regulated waste materials related to the demolition of certain power facilities. The fair values of these AROs are recorded on a discounted basis, at the time the obligation is incurred, and accreted over time for the change in present value. Additionally, Alcoa capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful life.

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage, and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls (PCBs), various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded.

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. Alcoa also has unamortized tax-deductible goodwill of $397 resulting from intercompany stock sales and reorganizations (generally at a 30% to 34% rate). Alcoa recognizes the tax benefits associated with this tax-deductible goodwill as it is being amortized for local income tax purposes rather than in the period in which the transaction is consummated.

Stock-Based Compensation. Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of each new stock option is estimated on the date of grant using a lattice-pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retirement-eligible employees. Compensation expense recorded in 2008, 2007, and 2006 was $94 ($63 after-tax), $97 ($63 after-tax), and $72 ($48 after-tax), respectively. Of this amount, $19, $19, and $20 in 2008, 2007, and 2006, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

On December 31, 2005, Alcoa accelerated the vesting of 11 million unvested stock options granted to employees in 2004 and on January 13, 2005. The 2004 and 2005 accelerated options had weighted average exercise prices of $35.60 and $29.54, respectively, and in the aggregate represented approximately 12% of Alcoa’s total outstanding options. The decision to accelerate the vesting of the 2004 and 2005 options was made primarily to avoid recognizing the related compensation expense in future Consolidated Financial Statements upon the adoption of a new accounting standard. The accelerated vesting of the 2004 and 2005 stock options reduced Alcoa’s after-tax stock option compensation expense in 2007 and 2006 by $7 and $21, respectively.

Beginning in 2006, plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

Derivatives and Hedging. Derivatives are held as part of a formally documented risk management program. The derivatives are straightforward and are held for purposes other than trading. For derivatives designated as fair value hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. For derivatives designated as cash flow hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of both types of hedges are recorded in revenues or other income or expense in the current period. A gain of $2 was recorded in 2008 (gains of $4 and $10 in 2007 and 2006, respectively) for the ineffective portion of aluminum hedges. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative are recorded in other income or expense. No significant hedging transactions ceased to qualify as hedges in 2008, 2007 or 2006.

Alcoa accounts for interest rate swaps related to its existing long-term debt and hedges of firm customer commitments for aluminum as fair value hedges. As a result, the fair values of the derivatives and changes in the fair values of the underlying hedged items are reported in other current and noncurrent assets and liabilities in the Consolidated Balance Sheet. Changes in the fair values of these derivatives and underlying hedged items generally offset and are recorded each period in sales or interest expense, consistent with the underlying hedged item.

Alcoa accounts for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded in other current and noncurrent assets and liabilities in the Consolidated Balance Sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive loss (losses of $125 and $565 at December 31, 2008 and 2007, respectively) and are reclassified to sales, cost of goods sold, or other income in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years. Assuming market rates remain constant with the rates at December 31, 2008, a gain of $45 is expected to be recognized in earnings over the next 12 months.

If no hedging relationship is designated, the derivative is marked to market through earnings.

Cash flows from financial instruments are recognized in the Statement of Consolidated Cash Flows in a manner consistent with the underlying transactions. See Notes K and X for additional information.

Foreign Currency. The local currency is the functional currency for Alcoa’s significant operations outside the U.S., except certain operations in Canada, Brazil, Russia and Iceland, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Alcoa’s operations is made based on the appropriate economic and management indicators.

Acquisitions. Alcoa’s acquisitions are accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in the Statement of Consolidated Operations since the dates of the acquisitions. See Note F for additional information.

Discontinued Operations and Assets Held For Sale. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values are estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements. Depreciation is no longer recorded on assets of businesses to be divested once they are classified as held for sale.

Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or assets held for sale. For businesses classified as discontinued operations, the balance sheet amounts and income statement results are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Consolidated Balance Sheet and to discontinued operations in the Statement of Consolidated Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in income (loss) from discontinued operations in the Statement of Consolidated Operations. The Statement of Consolidated Cash Flows is also reclassified for assets held for sale and discontinued operations for all periods presented. Additionally, segment information does not include the operating results of businesses classified as discontinued operations. Management does not expect any continuing involvement with these businesses following the sales, and these businesses are expected to be disposed of within one year.

For businesses classified as assets held for sale that do not qualify for discontinued operations treatment, the balance sheet and cash flow amounts are reclassified from their historical presentation to assets and liabilities of operations held for sale. The income statement results continue to be reported in the historical income statement categories as income from continuing operations. The gains or losses associated with these divested businesses are recorded in restructuring and other charges in the Statement of Consolidated Operations. The segment information includes the operating results of businesses classified as assets held for sale for all periods presented. Management expects that Alcoa will have continuing involvement with these businesses following the sale, primarily in the form of equity participation, or ongoing aluminum or other significant supply contracts.

Recently Adopted Accounting Standards. On January 1, 2008, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Alcoa already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Consolidated Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On January 1, 2008, Alcoa adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP

No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, had no impact on the Consolidated Financial Statements. Management has determined that the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, will not have an impact on the Consolidated Financial Statements.

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

The following table presents Alcoa’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

	Level 1	Level 2	Level 3	Collateral*	Total
Assets:
Available-for-sale securities	$27	$-	$-	$-	$27
Derivative contracts	79	160	-	(67)	172
Total assets	$106	$160	$-	$(67)	$199

Liabilities:
Derivative contracts	$569	$30	$341	$(119)	$821

*	These amounts represent cash collateral paid ($119) and held ($67) that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. This election was made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see below). The collateral paid of $119 relates to derivative contracts for aluminum included in Level 1 and the collateral held of $67 relates to derivative contracts for interest rates included in Level 2.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

Year ended December 31, 2008
Balance at beginning of period	$408
Total realized/unrealized (losses) or gains included in:
Sales	(54)
Cost of goods sold	3
Other comprehensive loss	(35)
Purchases, sales, issuances, and settlements	19
Transfers in and (or) out of Level 3	-
Balance at end of period	$341

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at December 31, 2008:
Sales	$(54)
Cost of goods sold	3

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $341 as of December 31, 2008. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to Alcoa’s power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. None of the Level 3 positions on hand at December 31, 2008 resulted in any unrealized gains in the accompanying Statement of Consolidated Operations.

Effective September 30, 2008, Alcoa adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which was issued on October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Consolidated Financial Statements.

On January 1, 2008, Alcoa adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FSP FIN 39-1). FSP FIN 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. The provisions of FSP FIN 39-1 are to be applied retroactively for all financial statement periods presented. As of December 31, 2008, the obligation to return cash collateral in the amount of $67 was netted against the fair value of derivative contracts, of which $4 is included in Prepaid expenses and other current assets and $63 is included in Other assets on the accompanying Consolidated Balance Sheet, and the right to receive cash collateral in the amount of $119 was netted against the fair value of derivative contracts included in Other current liabilities on the accompanying Consolidated Balance Sheet. The adoption of FSP FIN 39-1 did not impact the Consolidated Balance Sheet as of December 31, 2007 as no cash collateral was held or posted.

On January 1, 2008, Alcoa adopted Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF 06-10). Under the provisions of EITF 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. The provisions of EITF 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The adoption of EITF 06-10 had no impact on the Consolidated Financial Statements.

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

On January 1, 2007, Alcoa adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

The adoption of FIN 48 and FSP FIN 48-1 did not have an impact on the accompanying Consolidated Financial Statements. See Note T for the required disclosures in accordance with the provisions of FIN 48.

Alcoa adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), effective December 31, 2006. The adoption of SFAS 158 resulted in the following impacts: a reduction of $119 in existing prepaid pension costs and intangible assets, the recognition of $1,234 in accrued pension and postretirement liabilities, and a charge of $1,353 ($877 after-tax) to accumulated other comprehensive loss.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision became effective for Alcoa for its December 31, 2008 year-end and resulted in a charge of $9, which was recorded as an adjustment to December 31, 2008 retained earnings. See Note W for additional information.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for Alcoa for its December 31, 2006 year-end. The adoption of SAB 108 did not have a material impact on Alcoa’s Consolidated Financial Statements.

On January 1, 2006, Alcoa adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which requires the company to recognize compensation expense for stock-based compensation based on the grant date fair value. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Alcoa elected the modified prospective application method for adoption, and prior period financial statements have not been restated. As a result of the implementation of SFAS 123(R), Alcoa recognized additional compensation expense of $29 ($19 after-tax) in 2006 comprised of $11 ($7 after-tax) and $18 ($12 after-tax) related to stock options and stock awards, respectively.

Effective January 1, 2006, Alcoa adopted EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (EITF 04-6). EITF 04-6 requires that stripping costs incurred during the production phase of a mine are to be accounted for as variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. Upon adoption, Alcoa recognized a cumulative effect adjustment in the opening balance of retained earnings of $3, representing the reduction in the net book value of post-production stripping costs of $8, offset by a related deferred tax liability of $3 and minority interests of $2.

Recently Issued Accounting Standards. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Alcoa on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, management has determined that the adoption of SFAS 161 will not have an impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of SFAS 160 will not have an impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. SFAS 141(R) becomes effective for Alcoa for any business combination with an acquisition date on or after January 1, 2009. Management has determined that the adoption of SFAS 141(R) will result in a charge of $18 ($12 after-tax) in the Statement of Consolidated Operations for the write off of third-party costs related to potential business acquisitions.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for Alcoa on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, management has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on the Consolidated Financial Statements.

Reclassification. Certain amounts in previously issued financial statements were reclassified to conform to the 2008 presentation. See Note B for additional information.

B. Discontinued Operations and Assets Held for Sale

For all periods presented in the accompanying Statement of Consolidated Operations, the Electrical and Electronic Solutions (EES) business was classified as discontinued operations. The home exteriors business and the Hawesville, KY automotive casting facility were also included in discontinued operations in 2006. There were no other active businesses classified as discontinued operations in the three-year period ended December 31, 2008.

Late in 2008, Alcoa reclassified its EES business to discontinued operations based on the decision to sell the business. The Consolidated Financial Statements for all prior periods presented were reclassified to reflect the EES business in discontinued operations. The EES business designs and manufactures electrical and electronic systems, wire harnesses and components for the ground transportation industry worldwide. In 2008, the EES business generated sales of $1,218 and had approximately 19,000 employees as of December 31, 2008. During 2006, Alcoa reclassified its home exteriors business to discontinued operations upon the signing of a definitive sale agreement with Ply Gem Industries, Inc. The sale of the home exteriors business was completed in October 2006 (see Note F for additional information). Also during 2006, Alcoa reclassified the Hawesville automotive casting facility to discontinued operations upon closure of the facility. The results of the Engineered Products and Solutions segment were reclassified to reflect the movement of EES, the home exteriors business, and the Hawesville automotive casting facility into discontinued operations.

The following table details selected financial information for the businesses included within discontinued operations:

	2008	2007	2006
Sales	$1,218	$1,468	$1,946
Loss from operations	$(199)	$(107)	$(109)
(Loss) gain on sale of businesses	-	(16)	176
Loss from impairment	(225)	(210)	(1)
Pretax (loss) income	(424)	(333)	66
Benefit (provision) for income taxes	121	83	(44)
(Loss) income from discontinued operations	$(303)	$(250)	$22

In 2008, the loss from discontinued operations of $303 all related to the EES business comprised of asset impairments of $162 to reflect the estimated fair value of the business and a net operating loss of $141, which includes restructuring charges of $39 ($53 pretax) for headcount reductions of approximately 6,200 and a charge of $16 for obsolete inventory. In 2007, the loss from discontinued operations of $250 consisted of a $243 loss related to the EES business, including severance charges of $36 ($53 pretax) for headcount reductions of approximately 5,900 as part of a strategic business review to restructure EES and impairment charges of $93 ($133 pretax) for goodwill and $60 ($74 pretax) for various fixed assets as the forecasted future earnings and cash flows of the EES business no longer supported the carrying values of such assets; an $11 loss related to working capital and other adjustments associated with the 2006 sale of the home exteriors business; and net operating income of $4 of other discontinued businesses. In 2006, the income from discontinued operations of $22 was comprised of a $110 gain related to the sale of the home exteriors business; a $65 operating loss related to the EES business, including severance charges of $30 ($37 pretax) for headcount reductions of approximately 4,800; net operating losses of $20 of other discontinued businesses; and a loss of $3 related to the 2005 sale of the imaging and graphics communications business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include EES, Global Foil, and the Transportation Products Europe businesses, the Hawesville automotive casting facility, the wireless component of the divested telecommunications business, and a small automotive casting business in the U.K. Additionally, the assets and related liabilities of the businesses within the Packaging and Consumer segment and a soft alloy extrusion facility in the U.S. that was not contributed to the Sapa AB joint venture were also classified as held for sale as of December 31, 2007.

Late in 2008, Alcoa reclassified its Global Foil and Transportation Products Europe businesses to held for sale based on the decision to sell these businesses (see Note D for additional information). These two businesses do not qualify as discontinued operations because Alcoa may have significant continuing involvement with these businesses subsequent to their divestiture. The assets of the Flat-Rolled Products and Engineered Products and Solutions segments were reclassified to reflect the movement of the Global Foil and Transportation Products Europe businesses, respectively, into assets held for sale. During 2007, Alcoa classified the assets and related liabilities of the businesses within the Packaging and Consumer segment as held for sale based upon management’s decision to sell these businesses (see Notes D and F for additional information).

The major classes of assets and liabilities of operations held for sale are as follows:

December 31,	2008	2007
Assets:
Receivables, less allowances	$99	$553
Inventories	102	618
Properties, plants, and equipment, net	30	1,082
Goodwill	-	1,101
Intangibles	1	377
Other assets	15	95
Assets held for sale	$247	$3,826
Liabilities:
Accounts payable, trade	$101	$454
Accrued expenses	28	167
Other liabilities	1	36
Liabilities of operations held for sale	$130	$657

C. Asset Retirement Obligations

Alcoa has recorded AROs related to legal obligations associated with the normal operations of bauxite mining, alumina refining, and aluminum smelting facilities. These AROs consist primarily of costs associated with spent pot lining disposal, closure of bauxite residue areas, mine reclamation, and landfill closure. Alcoa also recognizes AROs for any significant lease restoration obligation, if required by a lease agreement, and for the disposal of regulated waste materials related to the demolition of certain power facilities.

The following table details the carrying value of recorded AROs by major category:

December 31,	2008	2007
Spent pot lining disposal	$155	$176
Closure of bauxite residue areas	89	73
Mine reclamation	45	49
Land fill closure	11	11
Other	2	2
	$302	$311

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2008	2007
Balance at beginning of year	$311	$291
Accretion expense	15	13
Payments	(35)	(42)
Liabilities incurred	41	34
Translation and other	(30)	15
Balance at end of year	$302	$311

In addition to the above AROs, certain CAROs related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage, and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, PCBs, various process residuals, solid wastes, electronic equipment waste, and various other materials. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2008 ranges from less than $1 to $52 per structure (157 structures) in today’s dollars.

D. Restructuring and Other Charges

Restructuring and other charges for each of the three years in the period ended December 31, 2008 were comprised of the following:

	2008	2007	2006
Asset impairments	$670	$214	$442
Layoff costs	183	35	71
Other exit costs	109	47	35
Reversals of previously recorded layoff and other exit costs*	(23)	(28)	(41)
Restructuring and other charges	$939	$268	$507

*	Reversals of previously recorded layoff and other exit costs resulted from changes in facts and circumstances that led to changes in estimated costs.

Employee termination and severance costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2008 Restructuring Program. Late in 2008, Alcoa took specific actions to reduce costs and strengthen its portfolio, partly due to the current economic downturn. Such actions include targeted reductions, curtailments, and plant closures and consolidations, which will reduce headcount by approximately 5,400 by the end of 2009, resulting in severances charges of $138 ($98 after-tax and minority interests), asset impairments of $156 ($88 after-tax and minority interests), and other exit costs of $58 ($57 after-tax). The significant components of these actions were as follows:

– As a result of recent market conditions, the Primary Metals segment will reduce production by 483 thousand metric tons (kmt) and the Alumina segment will reduce production by a total of 1,500 kmt, all of which will be fully implemented by the end of the first quarter of 2009. These production curtailments as well as targeted reductions will result in the elimination of approximately 1,110 positions totaling $23 in severance costs. Asset impairments of $116 related to these two segments were also recognized, including the write off of $84 in engineering costs related to a 1,500 kmt planned expansion of Jamalco’s Clarendon, Jamaica refinery.

– The Flat-Rolled Products segment was restructured through the following actions:

•	Restructuring and downsizing of the Mill Products businesses in Europe and North America, resulting in severance charges of $53 for the reduction of approximately 850 positions;

•	Optimization of the Global Hard Alloy Extrusion operations, resulting in severance charges of $13 for a headcount reduction of approximately 240 and asset impairments of $3;

•	Alignment of production with demand at operations in Russia, through the elimination of approximately 1,400 positions resulting in severance charges of $7;

•

The shutdown of the Foil business in Bohai, resulting in severance charges of $6 for the reduction of approximately 400 positions, asset impairments of $24, and other exits costs of $54, primarily related to lease termination costs.

– The Engineered Products and Solutions segment was restructured through the following actions:

•	Exiting of the Auto Cast Wheel business, through the closure of the only remaining facility, which employs approximately 270, by June 2009 for severance costs of $2;

•

Consolidation of operations in the Building and Construction Systems business to maximize operating efficiencies and align capacity with the decline in the commercial building and construction markets, resulting in severance charges of $6 for the elimination of approximately 500 positions;

•	Alignment of production with demand across the Power and Propulsion business, resulting in the reduction of approximately 250 positions for a cost of $6;

•	Other severance charges of $8 for the elimination of approximately 250 positions, asset impairments of $13, and other exit costs of $1.

– In order to reduce overhead serving various businesses, approximately 130 positions will be eliminated at Corporate, resulting in severance charges of $14 and other exits costs of $3.

In addition to the above actions, Alcoa intends to sell its Global Foil and Transportation Products Europe businesses in order to streamline its portfolio. As a result of this decision, the assets and related liabilities of the Global Foil and Transportation Products Europe businesses were classified as held for sale (see Note B for additional information). Asset impairments of $129 ($100 after-tax) and $52 ($49 after-tax) were recognized to reflect the estimated fair values of the Global Foil and Transportation Products Europe businesses, respectively. Also, Alcoa and Orkla agreed to exchange their stakes in the Sapa AB and Elkem Aluminium ANS joint ventures (see Note I for additional information). This portfolio action resulted in an impairment charge of $333 ($223 after-tax) to reflect the estimated fair value of Alcoa’s investment in Sapa AB.

Earlier in 2008, Alcoa recorded $48 ($31 after-tax) in charges, which consists of $44 ($29 after-tax) for the layoff of approximately 870 employees and related curtailment of postretirement benefits and $4 ($2 after-tax) for other exit costs, associated with the complete production curtailment of the Rockdale, TX smelter (267 kmt) due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. Also during 2008, Alcoa recorded a loss of $43 ($32 after-tax) on the sale of its Packaging and Consumer businesses (see Note F for additional information). The remaining net charges in 2008 were comprised of $1 ($1 after-tax and minority interests) for severance related to a reduction in headcount of approximately 30, $4 for other exit costs ($6 after-tax), and $23 ($15 after-tax and minority interests) for reversals of previously recorded costs, slightly more than half of which related to the reversal of a reserve related to a shutdown facility.

As of December 31, 2008, approximately 1,000 of the 6,300 employees were terminated. Cash payments of $7 were made against the 2008 program reserves in 2008.

2007 Restructuring Program. In 2007, Alcoa recorded restructuring and other charges of $268 ($201 after-tax and minority interests), which were comprised of the following components: $257 ($174 after-tax) in asset impairments associated with a strategic review of certain businesses; a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007 (see the 2006 Restructuring Program for additional information); and $73 ($50 after-tax and minority interests) in net charges comprised of severance charges of $35 ($26 after-tax and minority interests) related to the elimination of approximately 400 positions and asset impairments of $19 ($12 after-tax) of various other businesses and facilities, other exit costs of $47 ($31 after-tax and minority interests), primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the 2006 Restructuring Program, and reversals of previously recorded layoff and other exit costs of $28 ($19 after-tax and minority interests) due to normal attrition and changes in facts and circumstances.

In April 2007, Alcoa announced it was exploring strategic alternatives for the potential disposition of the businesses within the Packaging and Consumer segment and the Automotive Castings business. In September 2007, management completed its review of strategic alternatives and determined that the best course of action was to sell the Packaging and Consumer and Automotive Castings businesses. As a result of this decision, the assets and related liabilities of the Packaging and Consumer and Automotive Castings businesses were classified as held for sale (see Note B for additional information). In the third quarter of 2007, Alcoa recorded impairment charges of $215 ($140 after-tax) related to the Packaging and Consumer businesses and $68 ($51 after-tax) for the Automotive Castings business to reflect the write-down of the carrying value of the assets of these businesses to their respective estimated fair values. In addition, Alcoa recorded a $464 discrete income tax charge related to goodwill associated with the planned sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated at the time. In November 2007, Alcoa completed the sale of the Automotive Castings business and recognized a loss of $4 ($2 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note F for additional information). In December 2007, Alcoa agreed to sell the Packaging and Consumer businesses for $2,700 in cash, and reduced the impairment charge by $26 ($17 after-tax) and the discrete income tax charge by $322 as a result of the structure of the agreed upon sale (this sale was completed in 2008 – see Note F for additional information).

As of December 31, 2008, the terminations associated with the 2007 restructuring program were essentially complete. Cash payments of $20 and $13 were made against the 2007 program reserves in 2008 and 2007, respectively.

2006 Restructuring Program. In November 2006, Alcoa executed a plan to re-position several of its downstream operations in order to further improve returns and profitability, and to enhance productivity and efficiencies through a targeted restructuring of operations, and the creation of a soft alloy extrusion joint venture. The restructuring program encompassed identifying assets to be disposed of, plant closings and consolidations, that led to the elimination of approximately 1,800 positions across the company’s global businesses. Restructuring charges of $507 ($347 after-tax and minority interests) were recorded in 2006 and were comprised of the following components: $71 of charges for employee termination and severance costs spread globally across the company; $442 related to asset impairments for structures, machinery, equipment, and goodwill, more than half of which relates to the soft alloy extrusion business;

and $35 for other exit costs, consisting primarily of accelerated depreciation associated with assets for which the useful life has been changed due to plans to close certain facilities in the near term and environmental clean-up costs. Partially offsetting these charges was $41 of income related to the reversal of previously recorded layoff and other exit costs resulting from new facts and circumstances that arose subsequent to the original estimates.

The significant components of the 2006 restructuring program were as follows:

– The hard and soft alloy extrusion businesses, included within the former Extruded and End Products segment, were restructured through the following actions:

•

Alcoa signed a letter of intent with Orkla ASA’s SAPA Group (Sapa) to create a joint venture that would combine its soft alloy extrusion business with Sapa’s Profiles extruded aluminum business. Effective June 1, 2007, the joint venture was completed. The new venture is majority-owned by Orkla ASA and operated by Sapa. In 2006, Alcoa recorded an impairment charge of $301 to reduce the carrying value of the soft alloy extrusion business’ assets to their estimated fair value. In conjunction with the contribution of the soft alloy extrusion business to the joint venture, Alcoa recorded a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006. See Note I for additional information.

•

Consolidation of selected operations within the global hard alloy extrusion production operations serving the aerospace, automotive and industrial products markets, resulting in charges of $7 for severance costs associated with the elimination of approximately 325 positions, primarily in the U.S. and Europe.

– Operations within the Flat-Rolled Products segment were affected by the following actions:

•

Restructuring of the can sheet operations resulting in the elimination of approximately 320 positions, including the closure of the Swansea facility in the U.K. in the first quarter of 2007, resulting in charges of $33, comprised of $16 for severance costs and $17 for other exit costs, including accelerated depreciation.

•

Conversion of the temporarily-idled San Antonio, TX rolling mill into a temporary research and development facility serving Alcoa’s global flat-rolled products business, resulting in a $53 asset impairment charge as these assets have no alternative future uses.

•	Charges for asset impairments of $47 related to a global flat-rolled product asset portfolio review and rationalization.

– Reduction within the Primary Metals and Alumina segments’ operations by approximately 330 positions to further strengthen the company’s position on the global cost curve. This action resulted in charges of $44, consisting of $24 for asset impairments, $14 for severance costs and $6 for other exit costs.

– Consolidation of selected operations within the Packaging and Consumer segment, resulting in the elimination of approximately 440 positions and charges of $19, consisting of $10 related to severance costs and $9 for other exit costs, consisting primarily of accelerated depreciation.

– Restructuring at various other locations accounted for the remaining charges of $35, more than half of which are for severance costs related to approximately 400 layoffs and the remainder for asset impairments and other exit costs.

As of December 31, 2008, the terminations associated with the 2006 restructuring program were essentially complete. Cash payments of $9 and $37 were made against the 2006 program reserves in 2008 and 2007, respectively.

Alcoa does not include restructuring and other charges in the segment results. The pretax impact of allocating restructuring and other charges to the segment results would have been as follows:

	2008	2007	2006
Alumina	$89	$-	$4
Primary Metals	94	(2)	26
Flat-Rolled Products	289	56	139
Engineered Products and Solutions	88	67	-
Packaging and Consumer	45	189	15
Segment total	605	310	184
Corporate	334	(42)	323
Total restructuring and other charges	$939	$268	$507

The remaining reserves are expected to be paid in cash during 2009, with the exception of approximately $90 to $95, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs. Activity and reserve balances for restructuring charges are as follows (the amounts in the table below include activity for the EES business because the related reserve balances are not included in liabilities of operations held for sale – see Note B for additional information):

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2005	$121	$38	$159
2006:
Cash payments	(39)	(2)	(41)
Restructuring charges	100	16	116
Other*	(29)	(12)	(41)
Reserve balances at December 31, 2006	153	40	193
2007:
Cash payments	(101)	(13)	(114)
Restructuring charges	88	22	110
Other*	(25)	(7)	(32)
Reserve balances at December 31, 2007	115	42	157
2008:
Cash payments	(91)	(19)	(110)
Restructuring charges	236	65	301
Other*	(9)	(11)	(20)
Reserve balances at December 31, 2008	$251	$77	$328

*	Other includes reversals of previously recorded restructuring charges.

E. Goodwill and Other Intangible Assets

The following table details the changes in the carrying amount of goodwill:

December 31,	2008	2007
Balance at beginning of year	$4,799	$4,746
Acquisition of businesses	335	8
Divestiture of businesses	-	(9)
Translation	(160)	50
Other adjustments	7	4
Balance at end of year	$4,981	$4,799

Other intangible assets, which are included in Other assets on the accompanying Consolidated Balance Sheet, are as follows:

December 31, 2008	Gross carrying amount	Accumulated amortization
Computer software	$872	$(398)
Patents and licenses	150	(68)
Other intangibles	73	(41)
Total amortizable intangible assets	1,095	(507)
Indefinite-lived trade names and trademarks	22	-
Total other intangible assets	$1,117	$(507)

December 31, 2007	Gross carrying amount	Accumulated amortization
Computer software	$811	$(343)
Patents and licenses	139	(73)
Other intangibles	77	(31)
Total amortizable intangible assets	1,027	(447)
Indefinite-lived trade names and trademarks	22	-
Total other intangible assets	$1,049	$(447)

Computer software consists primarily of software costs associated with an enterprise business solution (EBS) within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2008, 2007, and 2006 was $76, $74, and $67, respectively. Amortization expense is expected to be in the range of approximately $80 to $95 annually from 2009 to 2013.

F. Acquisitions and Divestitures

2008 Acquisitions. In March 2008, Alcoa acquired the remaining outstanding minority interest of four percent in the Belaya Kalitva fabricating facility in Russia for $15 in cash. Based on the allocation of the purchase price, Alcoa recorded $6 in goodwill, all of which is non-deductible for income tax purposes.

Also in March 2008, Alcoa acquired the stock of Republic Fastener Manufacturing Corporation (“Republic”) and Van Petty Manufacturing (“Van Petty”) from The Wood Family Trust for $276 in cash. The two aerospace fastener manufacturing businesses are located in Newbury Park, California, and employ a combined 240 people. Republic offers a wide variety of sheet metal and aerospace fasteners and Van Petty produces high performance precision aerospace fasteners, and, combined, the businesses had revenue of $51 in 2007. These businesses are included in the Engineered Products and Solutions segment. Based on the current purchase price allocation, $248 of goodwill was recorded for these transactions, all of which is deductible for income tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, including environmental and other contingent liabilities, which will be completed early in 2009.

Lastly in March 2008, Alcoa received formal approval from regulators in China for the acquisition of the 27% outstanding minority interest in Alcoa Bohai Aluminum Industries Company Limited. In May 2008, Alcoa completed the purchase of such minority interest for $79 in cash. Based on the allocation of the purchase price, Alcoa recorded $24 in goodwill, all of which is non-deductible for income tax purposes. The final allocation of the purchase price will be based upon valuation and other studies, which will be completed early in 2009.

In connection with the August 2003 acquisition of 40.9% of Alcoa Alumínio S.A. (Alumínio), which was held by Camargo Corrêa Group (Camargo), the acquisition agreement provided for a contingent payment to Camargo based on the five-year performance of Alumínio limited by the appreciation in the market price of Alcoa’s common stock. In July 2008, Alcoa paid Camargo $47 under the contingent payment provisions in the acquisition agreement. This payment resulted in $47 of goodwill, all of which is non-deductible for income tax purposes, representing an increase in the original purchase price. Alcoa is no longer subject to contingent payments related to the Alumínio acquisition.

2008 Divestitures. In February 2008, Alcoa completed the sale of its Packaging and Consumer businesses to Rank Group Limited (Rank). During 2008, Alcoa received $2,693 in cash in exchange for a combination of assets and shares of stock in certain subsidiaries and recognized a loss of $43 ($32 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D for additional information). The loss was mainly the result of changes in the net book value of the businesses, additional transaction costs, and various post-closing adjustments. Also, a net discrete income tax charge of $19 was recognized in 2008 primarily due to the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, changes in tax assumptions surrounding transaction costs, and the finalization of the divestiture of certain foreign locations. Furthermore, Alcoa paid Rank a net $42 as a result of working capital and certain other post-closing adjustments as defined in the sales agreement. This transaction is no longer subject to working capital and other post-closing adjustments. Alcoa will sell metal to Rank under a supply agreement that was entered into in conjunction with the sale agreement in December 2007. This metal supply agreement constitutes significant continuing involvement in the sold businesses by Alcoa, and, therefore, the results of operations of the Packaging and Consumer businesses were not classified as discontinued operations (see Note B for additional information). The Packaging and Consumer segment generated sales of $3,288 in 2007 and had approximately 9,300 employees in 22 countries. This segment no longer contains any operations. The following is a description of the four businesses that were included in this segment:

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

2007 Acquisitions. In connection with the 2005 acquisition of the Belaya Kalitva and Samara fabricating facilities located in Russia, Alcoa entered into a long-term aluminum supply contract with the seller of these facilities and made a prepayment of $93. In January 2007, this $93 was repaid to Alcoa as provided for in the contract, and is reflected in the cash from operations section on the accompanying Statement of Consolidated Cash Flows. The long-term aluminum supply contract is still in place and none of the provisions of the contract changed due to the receipt of the $93.

In May 2007, Alcoa announced an offer to purchase all of the outstanding common shares of Alcan Inc. (Alcan), for a combination of cash and stock. In July 2007, Alcan’s board of directors agreed to recommend acceptance of a takeover offer by Rio Tinto plc, and Alcoa effectively withdrew its offer for Alcan due to said agreement. In 2007, Alcoa recorded $46 ($30 after-tax) in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. In addition, in July 2007, Alcoa fully amortized $30 ($19 after-tax) in commitment fees that were paid and capitalized in June 2007 and expensed $37 ($24 after-tax) in commitment fees that were paid in July 2007. These commitment fees were paid to secure an 18-month $30,000 senior unsecured credit facility associated with the offer for Alcan. The $67 in commitment fees was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

During 2007, Alcoa completed two acquisitions, including one for an outstanding minority interest in Russia, and made a final contingent payment related to its 2002 acquisition of Fairchild Fasteners (Fairchild), all for a total cash cost of $18. None of these transactions had a material impact on Alcoa’s Consolidated Financial Statements.

2007 Divestitures. In November 2007, Alcoa completed the sale of its Automotive Castings business to Compass Automotive Group, LLC (Compass), a portfolio company of Monomoy Capital Partners, L.P. for $33 in cash, which is included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. A loss of $72 ($53 after-tax) was recognized in Restructuring and other charges on the accompanying Statement of Consolidated Operations, of which $68 ($51 after-tax) was recorded in the third quarter of 2007 as an impairment charge to reflect the write-down of the carrying value of the assets of the business to its estimated fair value (see Note D for additional information). This business produced cast aluminum components, including steering knuckles, swing arms and control arms through a Vacuum Riserless Casting/Pressure Riserless Casting (VRC/PRC) process. The Automotive Castings business employed approximately 530 employees and consisted of two operating locations, one in Fruitport, MI (the Michigan Casting Center) and one in Farsund, Norway (the Scandinavian Casting Center). This business generated approximately $150 in sales in 2006. Separately from the sale transaction, Alcoa entered into an agreement with Compass to supply metal to the Michigan Casting Center.

In September 2007, Alcoa completed the sale of a lignite mine in Texas to TXU Mining Company LP for $140, which consisted of $70 in cash and a $70 note receivable due in 2009. No material gain or loss was recognized on the transaction. The cash proceeds are included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows and the note receivable was recorded in Other assets on the accompanying Consolidated Balance Sheet. In conjunction with this transaction, Alcoa entered into a supply agreement with TXU Mining Company LP to supply lignite for use at Alcoa’s power plant in Rockdale, TX.

2006 Acquisitions. In September 2006, Alcoa completed the acquisition of its 70% interest in the aluminum brazing sheet venture in Kunshan City, China. Alcoa will be the managing partner in the venture, with the remaining 30% shares held by Shanxi Yuncheng Engraving Group. The total acquisition price was approximately $61.

In June 2006, Alcoa completed the acquisition of the minority interests (including the purchase of certain raw material inventories) in its Intalco and Eastalco aluminum smelters in Ferndale, Washington, and Frederick, Maryland, respectively, in exchange for the assumption of certain liabilities related to the facilities and receipt of a net cash payment of $25.

2006 Divestitures. In October 2006, Alcoa completed the sale of the home exteriors business to Ply Gem Industries, Inc. for $305 in cash and recognized a gain of $181 ($110 after-tax). In 2007, Alcoa adjusted the gain by $17 ($11 after-tax), primarily related to working capital and other post-closing adjustments. The home exteriors business was reflected in discontinued operations in the Consolidated Financial Statements.

In 2008, Alcoa made a $47 contingent payment related to a 2003 acquisition (see 2008 Acquisitions). During both 2007 and 2006, Alcoa made a contingent payment of $13 related to the Fairchild acquisition. These payments were recorded as adjustments to goodwill and are included in Acquisitions, net of cash acquired on the accompanying Statement of Consolidated Cash Flows. Alcoa is no longer subject to contingent payments related to the Fairchild acquisition. In connection with the 2005 acquisition of two fabricating facilities in Russia, Alcoa could be required to make additional contingent payments of approximately $85 through 2015 based upon the achievement of various financial and operating targets.

Pro forma results of the company, assuming all acquisitions were made at the beginning of each period presented, would not have been materially different from the results reported.

G. Inventories

December 31,	2008	2007
Finished goods	$747	$792
Work in process	960	1,005
Bauxite and alumina	724	652
Purchased raw materials	575	410
Operating supplies	232	225
	$3,238	$3,084

At December 31, 2008 and 2007, 39% and 43% of total inventories, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,078 and $1,069 higher at December 31, 2008 and 2007, respectively. During 2008 and 2007, LIFO inventory quantities were reduced, which resulted in a partial liquidation of the LIFO base. The impact of this liquidation increased net income by $25 in 2008 and $20 in 2007.

H. Properties, Plants, and Equipment, at Cost

December 31,	2008	2007
Land and land rights, including mines	$447	$460
Structures	7,825	7,226
Machinery and equipment	18,471	19,003
	26,743	26,689
Less: accumulated depreciation, depletion, and amortization	13,846	14,104
	12,897	12,585
Construction work in progress	4,558	3,956
	$17,455	$16,541

As of December 31, 2008 and 2007, the net carrying value of idled assets was $453 and $227, representing 807 kmt and 452 kmt of idle smelter capacity, respectively.

I. Investments

December 31,	2008	2007
Equity investments	$1,885	$1,952
Other investments	30	86
	$1,915	$2,038

Equity Investments. Equity investments are primarily comprised of a 45.45% investment in Sapa AB; a 50% investment in Elkem Aluminium ANS (Elkem); an 8.5% investment in Shining Prospect Pte. Ltd. (SPPL); and investments in several hydroelectric power construction projects in Brazil (see Note N for additional information).

On February 1, 2008, Alcoa joined with the Aluminum Corporation of China to acquire 12% of the U.K. common stock of Rio Tinto plc (RTP) for approximately $14,000. The investment was made through a special purpose vehicle called SPPL, which is a private limited liability company, created solely for the purpose of acquiring the RTP shares. The RTP shares were purchased by SPPL in the open market through an investment broker. The following is a description of the transaction structure between Alcoa and SPPL and the related accounting impacts.

On February 6, 2008, Alcoa contributed $1,200 of the $14,000 through the purchase of a Convertible Senior Secured Note (the “Note”) executed on January 30, 2008 by SPPL which is convertible into approximately 8.5% of the equity shares of SPPL. Under the Note, Alcoa has the right, at any time on or before the close of business on the maturity date of the Note (February 1, 2011), to convert the Note, in whole or in part, for a number of shares of SPPL that will result in Alcoa having a debt-to-equity ratio in SPPL equal to the debt-to-equity ratio of all investors, in the aggregate, in SPPL. The unpaid principal amount of the Note will be proportionately reduced to reflect any conversion. The Note further provides that Alcoa is permitted at any time to increase the number of shares of SPPL which Alcoa would acquire on full conversion of the Note up to a maximum of 25% of the outstanding shares of SPPL by increasing the unpaid outstanding principal of the Note or acquiring shares of SPPL directly.

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

Alcoa’s investment in SPPL through the Note is in-substance an investment in common stock of SPPL. Additionally, investments of three to five percent or greater in limited liability companies that are essentially equivalent to partnerships are considered to be more than minor, and, therefore, are accounted for under the equity method. As a result, Alcoa accounted for its $1,200 investment in SPPL as an equity method investment. In 2008, Alcoa recorded $14 in equity income, which represents Alcoa’s share of the semiannual dividends that SPPL received as a shareholder of RTP. Also, Alcoa recorded an unrealized loss in other comprehensive income of $427 ($658 pretax) in 2008, representing its share of SPPL’s total unrealized loss related to the decrease in fair value of the RTP shares, which are accounted for as available-for-sale securities by SPPL.

Lehman Brothers International Europe (LBIE) was the custodian of the RTP shares for SPPL. In November 2008, SPPL transferred the RTP shares to a new custodian.

See Note Y for additional information related to Alcoa’s investment in SPPL.

Effective June 1, 2007, Alcoa completed the formation of a joint venture with Sapa combining Alcoa’s soft alloy extrusion business (excluding three facilities each in the U.S. and Brazil) with Sapa’s Profiles extruded aluminum business. The new joint venture, Sapa AB, is majority-owned and operated by Sapa. As of December 31, 2007, Alcoa’s ownership percentage in the joint venture was 46% (during 2008, Alcoa and Sapa reached an agreement on the final ownership percentages with Alcoa’s estimated at 45.45%) and the carrying value of the investment was $814. The equity income from Alcoa’s ownership share was reflected in Corporate. Prior to June 1, 2007, the assets and liabilities of Alcoa’s soft alloy extrusion business were classified as held for sale. In conjunction with the contribution of the soft alloy extrusion business to the joint venture, Alcoa recorded a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006. This adjustment was primarily the result of a higher estimated fair value of the soft alloy extrusion business than what was reflected in the original impairment charge, and was recorded as income in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D for additional information).

The three facilities in Brazil that were excluded from the joint venture are being retained by Alcoa. The net assets of the three U.S. facilities not contributed to the joint venture were classified as held for sale in all periods prior to October 2007. In October 2007, Alcoa completed the sale of two of the three U.S. facilities for approximately $15 in cash while the third such U.S. facility ceased operations. An immaterial loss was recognized on the sale.

In December 2008, Alcoa entered into an agreement with Orkla ASA (Orkla) to exchange their stakes in the Sapa AB and Elkem joint ventures. Alcoa will receive Orkla’s 50% stake in Elkem while Orkla will receive Alcoa’s 45.45% stake in Sapa AB. Once the transaction is complete, Alcoa will own 100% of Elkem and Orkla will own 100% of Sapa AB. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt and the anode plant in Mosjøen in which Alcoa already holds an 82% stake. In 2008, as a result of this agreement, Alcoa recorded a charge of $333 ($223 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations to adjust the carrying value of its investment in Sapa AB to the estimated fair value (see Note D for additional information). As of December 31, 2008, the carrying value of Alcoa’s Sapa AB investment was $475. This transaction is expected to be completed in the first quarter of 2009.

Other Investments. Other investments are primarily comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses recorded in other comprehensive income.

In September 2007, Alcoa sold its investment in Chalco for $1,942 in cash proceeds, net of transaction fees, which is reflected in Sales of investments on the accompanying Statement of Consolidated Cash Flows. Prior to its sale, the Chalco investment was classified and accounted for as an available-for-sale security. Alcoa’s original cost basis of its 7% interest in Chalco was $184 and this transaction resulted in a gain of $1,754 ($1,140 after-tax), net of transaction fees and other expenses, which was recorded in Other income, net on the accompanying Statement of Consolidated Operations and is reflected in Gains from investing activities – asset sales on the accompanying Statement of Consolidated Cash Flows. Alcoa reclassified $1,159 (after-tax) in cumulative unrealized holding gains from other comprehensive income to net income (see Statement of Shareholders’ Equity), as these gains were realized through the sale transaction.

J. Other Assets

December 31,	2008	2007
Intangibles, net (E)	$610	$602
Prepaid pension benefit (W)	122	216
Prepaid gas transmission contract	217	261
Cash surrender value of life insurance	394	470
Deferred charges and other	1,043	889
	$2,386	$2,438

K. Debt

Long-Term Debt.

December 31,	2008	2007
6.625% Notes, due 2008	$-	$150
7.375% Notes, due 2010	511	511
6.5% Notes, due 2011	584	584
6% Notes, due 2012	517	517
5.375% Notes, due 2013	600	600
6% Notes, due 2013	750	-
5.55% Notes, due 2017	750	750
6.5% Bonds, due 2018	250	250
6.75% Notes, due 2018	750	-
5.72% Notes, due 2019	750	750
5.87% Notes, due 2022	627	627
5.9% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes due 2037	625	625
BNDES Loans, due 2009-2029 (8.1% weighted average rate in 2008)	546	-
Medium-term Notes, due 2009-2013 (7.1% weighted average rate in 2008 and 2007)	23	43
Alcoa Alumínio S.A. 7.5% Export Notes, due 2008	-	21
Derivative fair value adjustments	168	20
Other	189	200
	8,565	6,573
Less: amount due within one year	56	202
	$8,509	$6,371

The amount of long-term debt maturing in each of the next five years, including the effects of fair value adjustments, is $56 in 2009, $651 in 2010, $752 in 2011, $648 in 2012, and $1,500 in 2013.

In March 2008, Alumínio entered into two separate loan agreements (the “Loans”) with BNDES (Brazil’s National Bank for Economic and Social Development). It is important to note that the interest rates presented below are based on amounts that will be borrowed in Brazil and are not equivalent to the interest rates Alcoa would pay if such amounts were borrowed in the U.S.

The first loan provides for a commitment of $209 (R$500), which is divided into five subloans, and will be used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans (R$470) is equal to BNDES’ long-term interest rate, currently 6.25%, plus a weighted-average margin of 2.13%. Interest on the fifth subloan (R$30) is equal to the average cost incurred by BNDES in raising capital outside of Brazil, currently 4.46%, plus a margin of 2.40%. Principal and interest are payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling R$470 and beginning in November 2009 and ending in January 2015 for the subloan totaling R$30. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

The second loan provides for a commitment of $271 (R$650), which is divided into three subloans, and will be used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans (R$589) is equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.99%. Interest on the third subloan (R$61) is equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a margin of 2.02%. Principal and interest are payable monthly beginning in December 2009 and ending in February 2015 for the two subloans totaling R$589 and beginning in February 2010 and ending in April 2015 for the subloan totaling R$61. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts.

The Loans may be repaid early without penalty with the approval of BNDES. Also, the Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower. As of December 31, 2008, Alumínio borrowed $196 (R$469) and $250 (R$600) under the loans associated with the Juruti and São Luís growth projects, respectively.

In June 2008, Alumínio finalized certain documents related to another loan agreement with BNDES. This loan provides for a commitment of $287 (R$687), which is divided into three subloans, and will be used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.48%. Principal and interest are payable monthly beginning in October 2011 and ending in September 2029 for the two subloans totaling R$667 and beginning in January 2011 and ending in December 2016 for the subloan totaling R$20. Prior to these beginning payment dates, interest is payable quarterly on borrowed amounts. This loan may be repaid early without penalty with the approval of BNDES. As of December 31, 2008, $100 (R$240) was borrowed under this loan.

Also in March 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of December 31, 2008, $1,500 in senior debt securities were issued under the new shelf registration statement as follows.

In July 2008, Alcoa completed a public debt offering under its existing shelf registration statement (filed in March 2008) for $1,500 in new notes. The $1,500 is comprised of $750 of 6.00% Notes due 2013 (the “2013 Notes”) and $750 of 6.75% Notes due 2018 (the “2018 Notes” and, collectively with the 2013 Notes, the “Notes”). Alcoa received $1,489 in net proceeds from the public debt offering reflecting original issue discounts and the payment of financing costs. The net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper, purchases of outstanding common stock under the current stock repurchase program, working capital requirements, and capital expenditures. The original issue discounts and financing costs were deferred and will be amortized to interest expense using the effective interest method over the respective terms of the Notes. Interest on the Notes is paid semi-annually in January and July, commencing January 2009. Alcoa has the option to redeem the Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the Notes. The Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased. The Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

Also, in July 2008, Alcoa entered into $800 of forward starting swaps to hedge interest rates in anticipation of the Notes issuances. The swaps hedged equal amounts of the 2013 Notes and the 2018 Notes ($400 each). These swaps were terminated in conjunction with the issuances of the Notes at a loss of $11. This loss will be amortized over the life of the Notes as additional interest expense.

In January 2007, Alcoa completed a public debt offering under its existing shelf registration statement for $2,000 in new senior notes. The $2,000 is comprised of $750 of 5.55% Notes due 2017, $625 of 5.9% Notes due 2027, and $625 of 5.95% Notes due 2037 (collectively, the “Senior Notes”). Alcoa received $1,979 in net proceeds from the public debt offering reflecting original issue discounts and the payment of financing costs. A portion of the net proceeds from the Senior Notes was used by Alcoa to repay $1,132 of its commercial paper outstanding as of December 31, 2006 in January 2007. Additionally, Alcoa used a portion of the net proceeds to pay $338 related to a tender offer of its 4.25% Notes due 2007 (see below). The remaining net proceeds were used to repay new commercial paper that was borrowed in January 2007 prior to the issuance of the Senior Notes and for general corporate purposes. Alcoa paid $15 in financing costs associated with the issuance of the Senior Notes. These costs were deferred and will be amortized, along with the original issue discounts, to interest expense using the effective interest method over the respective terms of the Senior Notes. Interest on the Senior Notes is paid semi-annually in February and August, which commenced in August 2007. Alcoa has the option to redeem the Senior Notes, as a whole or in part, at any time or from time to time, on at least 30 days but not more than 60 days prior notice to the holders of the Senior Notes at a redemption price specified in the Senior Notes. The Senior Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the Senior Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus any accrued and unpaid interest on the Senior Notes repurchased. The Senior Notes rank pari passu with Alcoa’s other senior unsecured unsubordinated indebtedness.

Also in January 2007, Alcoa commenced a tender offer (the “Offer”) to purchase for cash any and all of its 4.25% Notes due 2007 (the “2007 Notes”). Upon expiration of the Offer, $333 of the aggregate outstanding principal amount of the 2007 Notes was validly tendered and accepted. At December 31, 2006, the 2007 Notes had an outstanding balance of $792 and an original maturity of August 15, 2007. The $333 was reflected as long-term on the December 31, 2006 Consolidated Balance Sheet due to the fact that this amount was refinanced with new long-term debt instruments. Alcoa paid a total of $338, which consisted of the purchase price of $331 for the tendered 2007 Notes plus $7 in accrued and unpaid interest, to the holders of the tendered 2007 Notes in February 2007. An immaterial gain was recognized for the early retirement of the $333 principal amount. In August 2007, Alcoa repaid the $459 of outstanding principal of the 2007 Notes that was not tendered under the Offer.

Lastly, in January 2007, Alcoa commenced offers to exchange up to $500 of each of its outstanding 7.375% Notes due 2010 (2010 notes), 6.5% Notes due 2011 (2011 notes), and 6% Notes due 2012 (2012 notes), (collectively, the “old notes”), for up to $1,500 of new Notes due 2019 and 2022. At December 31, 2006, each of the old notes had an outstanding balance of $1,000. Upon expiration of the exchange offers in February 2007, principal amounts of $489 of 2010 notes, $416 of 2011 notes, and $483 of 2012 notes were validly tendered and accepted. In exchange for the tendered amounts, Alcoa issued $750 of 5.72% Notes due 2019 and $627 of 5.87% Notes due 2022 (collectively, the “new notes”), and paid $98 in cash. The $98 consisted of $75 for the exchange price, which included an early participation incentive for those holders that tendered old notes by February 5, 2007, $11 in principal to retire tendered old notes not exchanged, and the remainder was for accrued and unpaid interest on the tendered old notes. The $75, along with $6 in financing costs associated with the exchange offers plus the remaining unamortized debt issuance costs, original issue discounts, and terminated interest rate swaps associated with the old notes, were deferred and will be amortized to interest expense using the effective interest method over the respective terms of the new notes. Alcoa recognized an immaterial loss for the early retirement of the $11 in old notes. Interest on the new notes is paid semi-

annually in February and August, which commenced in August 2007. Alcoa has the option to redeem the new notes, as a whole or in part, at any time or from time to time, on at least 30 days but not more than 60 days prior notice to the holders of the new notes at a redemption price specified in the new notes. The new notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the new notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the new notes repurchased, plus any accrued and unpaid interest on the new notes repurchased. The new notes rank pari passu with Alcoa’s other senior unsecured unsubordinated indebtedness.

In February 2007, Alcoa entered into a registration rights agreement (the “Agreement”) related to the new notes. Under the Agreement, Alcoa agreed to file a registration statement in order to exchange the new notes for registered securities having terms identical in all material respects to the new notes, except that the registered securities would not contain transfer restrictions. Alcoa filed the registration statement with the Securities and Exchange Commission (SEC) in March 2007 and it was declared effective in April 2007. The registered exchange offer was made in April 2007 and expired in May 2007. Upon expiration of the registered exchange offer, virtually all of the new notes were exchanged for registered securities. This exchange had no impact on the accompanying Consolidated Financial Statements. Under the Agreement, Alcoa also agreed that under certain circumstances it would file a shelf registration statement with the SEC covering resales by holders of the new notes in lieu of the registered exchange offer. In the event of a registration default, as defined in the Agreement, additional interest would accrue on the aggregate principal amount of the new notes affected by such default at a rate per annum equal to 0.25% during the first 90 days immediately following the occurrence of any registration default, and would increase to a maximum of 0.50% thereafter. As of December 31, 2008, Alcoa is not in default under the Agreement and management has determined that the likelihood of such a default is remote. The Agreement had no impact on the accompanying Consolidated Financial Statements.

Alumínio’s export notes are collateralized by receivables due under an export contract. Certain financial ratios must be maintained, including the maintenance of a minimum debt service ratio, as well as a certain level of tangible net worth of Alumínio and its subsidiaries. The tangible net worth calculation excludes the effects of foreign currency changes.

The derivative fair value adjustments result from changes in the carrying amounts of certain fixed-rate borrowings that have been designated as fair value hedges. Of the $168 in 2008, $159 related to outstanding hedges and $9 related to hedges that were settled early. Of the $20 in 2007, $5 related to outstanding hedges and $15 related to hedges that were settled early. The outstanding hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018. The adjustments for hedges that were settled early are being recognized as reductions of interest expense over the remaining maturity of the related debt (through 2028). See Note X for additional information on interest rate swaps.

Commercial Paper. Commercial paper was $1,535 at December 31, 2008 and $856 at December 31, 2007. Commercial paper matures at various times within one year and had an annual weighted average interest rate of 4.0% and 5.4% during 2008 and 2007, respectively.

In October 2007, Alcoa entered into a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,250 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or

Euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on LIBOR loans will be 0.33% per annum based on Alcoa’s long-term debt ratings, as of December 31, 2008. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

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

In July 2008, Alcoa increased the capacity of the Credit Facility by $175 as provided for under the Credit Agreement. In October 2008, Lehman Commercial Paper Inc. (LCPI), a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the Credit Facility, excluding LCPI’s commitment, is $3,275.

There were no amounts outstanding under the Credit Facility at December 31, 2008 and 2007.

Short-Term Borrowings. Short-term borrowings were $478 and $563 at December 31, 2008 and 2007, respectively. These amounts included $236 and $314 at December 31, 2008 and 2007, respectively, related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and Alcoa makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Alcoa records imputed interest related to these arrangements as interest expense in the Statement of Consolidated Operations.

In January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-1) with two financial institutions. RCA-1 provided a $1,000 senior unsecured revolving credit facility (RCF-1), with a stated maturity of March 28, 2008. RCA-1 contained a provision that if there were amounts borrowed under RCF-1 at the time Alcoa received the proceeds from the sale of the Packaging and Consumer businesses, the company must use the net cash proceeds to prepay the amount outstanding under RCF-1. Additionally, upon Alcoa’s receipt of such proceeds, the lenders’ commitments under RCF-1 would be reduced by a corresponding amount, up to the total commitments then in effect under RCF-1, regardless of whether there was an amount outstanding under RCF-1. In February 2008, Alcoa borrowed $1,000 under RCF-1 and used the proceeds to reduce outstanding commercial paper and for general corporate purposes. Subsequent to the $1,000 borrowing, Alcoa completed the sale of its Packaging and Consumer businesses in February 2008 (see Note F for additional information). As a result, Alcoa also repaid the $1,000 under RCF-1 in February 2008, and the lenders’ commitments under RCF-1 were reduced to zero effectively terminating RCA-1.

Also in January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with LCPI, as administrative agent, and Lehman Brothers Commercial Bank (LBCB), as lender. RCA-2 provided a $1,000 senior unsecured revolving credit facility (RCF-2), which would have matured on January 31, 2009. In October 2008, LCPI filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. To Alcoa’s knowledge, LBCB has not filed for bankruptcy protection. As a result, in October 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provides a $1,150 senior unsecured revolving credit facility (RCF-3), which matures on October 12, 2009. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR, plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate and LIBOR loans will be 1.375% and 1.875%, respectively, per annum based on Alcoa’s long-term debt ratings, as of December 31, 2008. Alcoa will also pay a facility fee, currently 0.375%, on the aggregate commitments, whether used or unused, based on its long-term debt ratings. Additionally, if there is an amount outstanding under RCF-3 on the last calendar day of any of the next three quarterly periods, Alcoa will pay a duration fee to the lenders. The duration fee is equal to 0.5% of such outstanding amount on the respective day starting on December 31, 2008 and increases by 0.5% each quarter thereafter.

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

In October and November 2008, Alcoa increased the capacity of RCF-3 by $500 and $250, respectively, as provided for under RCA-3. Alcoa paid a total of $43 in financing costs, which were deferred and will be amortized to interest expense over the term of the facility, for the initial capacity under RCF-3 as well as for the $750 in increased capacity.

There were no amounts outstanding under RCF-3 at December 31, 2008 (see Note Y for additional information).

L. Other Noncurrent Liabilities and Deferred Credits

December 31,	2008	2007
Deferred alumina and aluminum sales revenue	$140	$187
Environmental remediation (N)	277	228
Asset retirement obligations	273	282
Fair value of derivative contracts	360	599
Accrued compensation and retirement costs	267	367
Other noncurrent liabilities	263	203
	$1,580	$1,866

M. Minority Interests

The following table summarizes the minority shareholders’ interests in the equity of Alcoa’s majority-owned consolidated subsidiaries:

December 31,	2008	2007
Alcoa of Australia	$957	$1,189
Alcoa World Alumina LLC	1,450	965
Norsk Anodes ANS	162	206
Other	28	100
	$2,597	$2,460

In 2008, Alcoa received $643 in contributions from the minority shareholder of Alcoa World Alumina LLC. During 2007, Alcoa received $474 in contributions from minority shareholders related to Alcoa World Alumina LLC and other interests in Norway, Russia, and China.

N. Commitments and Contingencies

Litigation. On February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and committed fraud. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs. Alba seeks treble damages with respect to its RICO claims.

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

Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome.

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

Environmental Matters. Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 31 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 71 waste sites, including Superfund sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated (see Note A for additional information).

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena, NY—Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

Alcoa submitted various Analysis of Alternatives Reports to the EPA starting in 1998 through 2002 that reported the results of river and sediment studies, potential alternatives for remedial actions related to the PCB contamination, and additional information requested by the EPA.

In June 2003, the EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup. The results of these additional studies, submitted in a report to the EPA in April 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. The EPA informed Alcoa that a final remedial decision for the river could not be made without substantially more information, including river pilot studies on the effects of ice formation and breakup on each of the remedial techniques. Alcoa submitted to the EPA, and the EPA approved, a Remedial Options Pilot Study (ROPS) to gather this information. The scope of this study included sediment removal and capping, the installation of an ice control structure, and significant monitoring.

From 2004 through 2008, Alcoa completed the work outlined in the ROPS. In November 2008, Alcoa submitted an updated Analysis of Alternatives Report to the EPA incorporating the new information obtained from the ROPS related to the feasibility and costs associated with various capping and dredging alternatives, including options for ice control. As a result, Alcoa increased the reserve associated with the Grasse River by $40 for the estimated costs of a proposed ice control remedy and for partial settlement of potential damages of natural resources.

This new information will be used by the EPA to select a remedy for the entire river. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2009 or later.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure.

East St. Louis, IL—In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa and the City of East St. Louis, the owner of the site, entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study included remedial alternatives that ranged from no further action to significant grading, stabilization, and water management of the bauxite residue disposal areas. As a result, Alcoa increased the environmental reserve for this location by $15 in 2005. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected late in 2009 or later.

Vancouver, WA—In 1987, Alcoa sold its Vancouver smelter to a company that is now known as Evergreen Aluminum (Evergreen). The purchase and sale agreement contained a provision that Alcoa retain liability for any environmental issues that arise subsequent to the sale that pre-date 1987. As a result of this obligation, Alcoa recorded a reserve for the Vancouver location at that time. Evergreen decommissioned the smelter and cleaned up its portion of the site under a consent order with the Washington Department of Ecology (WDE). In February 2008, Evergreen notified Alcoa that it had identified numerous areas containing contamination that predated 1987.

Separately, in September 2008, Alcoa completed a Remedial Investigation/Feasibility Study (RI/FS) under the Washington State Model Toxics Control Act and negotiated a consent decree with WDE, which requires Alcoa to complete cleanup of PCB contaminated sediments in the Columbia River as well as remediate soil contamination in upland portions of the Vancouver property.

Late in 2008, Alcoa started cleanup work on the Columbia River and discovered additional contamination and waste materials along the shoreline area and in upland areas. In addition, Evergreen presented additional cost estimates for contaminated areas that were discovered since March 2008.

As a result of all of the above items related to the former Vancouver site, Alcoa increased the environmental reserve by $16 in 2008. As cleanup work progresses and final remedies are negotiated with WDE, a subsequent reserve adjustment may be necessary.

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

Alcoa’s remediation reserve balance was $316 and $279 at December 31, 2008 and December 31, 2007 (of which $39 and $51 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In 2008, the remediation reserve was increased by $69, mostly due to the adjustments related to the Grasse River and former Vancouver property discussed above. In 2007, the remediation reserve was decreased by $10 consisting of a $15 adjustment for the liabilities associated with a previously owned smelter site and a $5 adjustment for liabilities at the Russian rolling mills and extrusion plants, both of which were partially offset by a net increase of $10 in liabilities associated with various locations. The $15 and $5 adjustments were made after further investigations were completed and Alcoa was able to obtain additional information about the environmental condition and the associated liabilities related to these sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations in both periods. Payments related to remediation expenses applied against the reserve were $32 and $30 in 2008 and 2007, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Investments. Alumínio is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

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

In January 2007, Alumínio exercised pre-emptive rights to acquire an additional ownership interest of 4.67% in Machadinho for $18. This additional investment provides an additional 15 megawatts of assured energy. This transaction was approved by the Brazilian Energy Agency, antitrust regulators, and other third parties. In September 2007, Alumínio’s ownership interest of 31.89% was reduced by 0.9% due to the admission of a new investor to the Machadinho consortium.

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects on the equity method. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $182 (R$436) and $241 (R$426) at December 31, 2008 and 2007, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $400 (R$990), which represents Alcoa’s investment and guarantees of debt as of December 31, 2008.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Total estimated project costs are approximately $1,500 (R$3,600) and Alumínio’s share is approximately $380 (R$920). As of December 31, 2008, Alumínio has contributed $140 (R$330) towards the $380 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97%, which decreased by 4.53% in the first quarter of 2007 due to the approval of a new shareholder structure, and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $340 (R$820) and Alumínio’s share is approximately $120 (R$290). As of December 31, 2008, Alumínio has contributed $80 (R$180) towards the $120 commitment.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $84 (A$109), including $9 (A$12) and $31 (A$38) in 2008 and 2007, respectively, and committed to invest an additional $49 (A$74) to be paid as the pipeline expands through 2011. In March 2008, additional equity contributions of $38 (A$40) were approved to support further expansion of the gas transmission capacity. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $340 (A$490) as of December 31, 2008.

Purchase Obligations. Alcoa is party to unconditional purchase obligations for energy that expire between 2012 and 2028. Commitments related to these contracts total $101 in 2009, $99 in 2010, $96 in 2011, $125 in 2012, $114 in 2013, and $1,658 thereafter. Expenditures under these contracts totaled $96 in 2008, $110 in 2007, and $86 in 2006. Additionally, Alcoa has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $2,089 in 2009, $1,939 in 2010, $1,220 in 2011, $846 in 2012, $826 in 2013, and $13,472 thereafter.

Operating Leases. Certain computer equipment, plant equipment, vehicles, and buildings are under operating lease agreements. Total expense from continuing operations for all leases was $275 in 2008, $286 in 2007, and $265 in 2006. Under long-term operating leases, minimum annual rentals are $398 in 2009, $320 in 2010, $215 in 2011, $113 in 2012, $139 in 2013, and $321 thereafter.

Letters of Credit. Alcoa has outstanding letters of credit primarily related to workers’ compensation, derivative contracts, and leasing obligations. The total amount committed under these letters of credit, which expire at various dates mostly in 2009, was $600 at December 31, 2008.

Guarantees. Alcoa has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others. The total amount committed under these guarantees, which expire at various dates, was $389 at December 31, 2008. Alcoa has also issued guarantees of third-party obligations related to project financing for hydroelectric power projects in Brazil, which expire in 2015 through 2018, that total $230 at December 31, 2008.

Surety Bonds. Alcoa has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates in 2009, was $41 at December 31, 2008.

Other. In July 2006, the European Commission (EC) announced that it has opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $21 pretax (€15) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is expected in 2009. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved in 2009.

In January 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC is opening the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa has submitted comments in which the company has provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 pretax (€8). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2009. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

O. Other Income, Net

	2008	2007	2006
Equity income	$41	$71	$72
Interest income	53	61	87
Dividend income	1	31	45
Foreign currency losses, net	(74)	(26)	(48)
Gains from asset sales	50	1,806	71
Other, net	(12)	(23)	9
	$59	$1,920	$236

In 2007, Gains from asset sales included a $1,754 gain on the sale of Alcoa’s investment in Chalco (see Note I for additional information). The dividend income in 2007 and 2006 is virtually all related to Alcoa’s former stake in Chalco.

P. Cash Flow Information

Cash payments for interest and income taxes are as follows:

	2008	2007	2006
Interest, net of amount capitalized	$367	$359	$423
Income taxes, net of amount refunded	730	1,376	695

The details related to acquisitions are as follows:

	2008	2007	2006
Fair value of assets acquired	$352	$19	$84
Liabilities assumed	(5)	(3)	(91)
Minority interests acquired	70	3	-
Cash paid (received)	417	19	(7)
Less: cash acquired	-	1	-
Net cash paid (received)	$417	$18	$(7)

In 2007, Alcoa sold its Three Oaks Mine for $140, which consisted of $70 in cash and a $70 note receivable. The $70 in cash is reflected in the Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. The $70 note receivable is not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash activity.

Q. Segment and Geographic Area Information

In 2008, management approved a realignment of Alcoa’s reportable segments to better reflect the core businesses in which Alcoa operates and how it is managed. This realignment consisted of eliminating the Extruded and End Products segment and realigning its component businesses as follows: the building and construction systems business is reported in the Engineered Products and Solutions segment; the hard alloy extrusions business and the Russian extrusions business are reported in the Flat-Rolled Products segment; and the remaining segment components, consisting primarily of the equity investment/income of Alcoa’s interest in the Sapa AB joint venture, and the Latin American extrusions business, are reported in Corporate. Additionally, the Russian forgings business was moved from the Engineered Products and Solutions segment to the Flat-Rolled Products segment, where all Russian operations are now reported. Prior period amounts were reclassified to reflect the new segment structure. Also, the Engineered Solutions segment was renamed the Engineered Products and Solutions segment.

Alcoa is primarily a producer of aluminum products. Aluminum and alumina represent more than three-fourths of Alcoa’s revenues. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s segments are organized by product on a worldwide basis. Segment performance under Alcoa’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Certain items such as the impact of LIFO inventory accounting; interest income and expense; minority interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit and other metal adjustments, differences between tax rates used in the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses are excluded from segment ATOI. Segment assets exclude, among others, cash and cash equivalents, deferred income taxes, goodwill allocated to corporate, corporate fixed assets, LIFO reserves, and assets held for sale.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note A). Transactions among segments are established based on negotiation among the parties. Differences between segment totals and Alcoa’s consolidated totals for line items not reconciled are in Corporate.

Alcoa’s products are used worldwide in packaging, transportation (including aerospace, automotive, truck, trailer, rail, and shipping), building and construction, oil and gas, defense, and industrial applications. Total export sales from the U.S. included in continuing operations were $2,732 in 2008, $3,060 in 2007, and $2,517 in 2006.

Alcoa’s reportable segments are as follows:

Alumina. This segment consists of Alcoa’s worldwide alumina system, including the mining of bauxite, which is then refined into alumina. Alumina is sold directly to internal and external smelter customers worldwide or is processed into industrial chemical products. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally.

Primary Metals. This segment consists of Alcoa’s worldwide smelter system. Primary Metals receives alumina, primarily from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers, aluminum traders, and commodity markets. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales.

Flat-Rolled Products. This segment’s principal business is the production and sale of aluminum plate, sheet, foil, and hard alloy extrusions. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the transportation, building and construction, and distribution markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the distribution, aerospace, automotive, and commercial transportation markets. Approximately one-third of the third-party sales in this segment consist of RCS, while the remaining two-thirds of third-party sales are derived from sheet and plate, foil used in industrial markets, and hard alloy extrusions. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Engineered Products and Solutions. This segment includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. The Electrical and Electronic Solutions business was classified as discontinued operations; therefore, all periods presented exclude the results of this business.

Packaging and Consumer. The businesses within this segment were sold to Rank in 2008; therefore, this segment no longer contains any operations (see Note F for additional information). Prior to the sale of these businesses, this segment included consumer, foodservice, and flexible packaging products; food and beverage closures; and plastic sheet and film for the packaging industry. The principal products in this segment included aluminum foil; plastic wraps and bags; plastic beverage and food closures; flexible packaging products; thermoformed plastic containers; and extruded plastic sheet and film. Consumer products were marketed under brands including Reynolds Wrap®, Diamond®, Baco®, and Cut-Rite®. Seasonal increases generally occurred in the second and fourth quarters of the year for such products as consumer foil and plastic wraps and bags, while seasonal slowdowns for closures generally occurred in the fourth quarter of the year. Products were generally sold directly to customers, consisting of supermarkets, beverage companies, food processors, retail chains, and commercial foodservice distributors.

Alcoa’s reportable segments, reclassified to exclude discontinued operations and assets held for sale (see Note B for additional information), are as follows:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
2008
Sales:
Third-party sales	$2,924	$8,021	$9,563	$5,602	$516	$26,626
Intersegment sales	2,803	3,927	249	-	-	6,979
Total sales	$5,727	$11,948	$9,812	$5,602	$516	$33,605
Profit and loss:
Equity income	$7	$2	$-	$-	$-	$9
Depreciation, depletion, and amortization	268	503	232	149	-	1,152
Income taxes	277	172	49	209	10	717
ATOI	727	931	27	503	11	2,199
Assets:
Capital expenditures	$1,589	$858	$597	$180	$-	$3,224
Equity investments	285	900	-	-	-	1,185
Goodwill	15	931	232	2,445	-	3,623
Total assets	7,800	11,684	5,535	4,664	-	29,683
2007
Sales:
Third-party sales	$2,709	$6,576	$9,932	$5,251	$3,288	$27,756
Intersegment sales	2,448	4,994	283	-	-	7,725
Total sales	$5,157	$11,570	$10,215	$5,251	$3,288	$35,481
Profit and loss:
Equity income	$1	$57	$-	$-	$-	$58
Depreciation, depletion, and amortization	267	410	244	146	89	1,156
Income taxes	340	542	107	177	68	1,234
ATOI	956	1,445	204	409	148	3,162
Assets:
Capital expenditures	$1,207	$1,313	$568	$164	$-	$3,252
Equity investments	292	835	-	-	-	1,127
Goodwill	17	938	226	2,267	-	3,448
Total assets	6,875	11,858	5,759	5,274	-	29,766
2006
Sales:
Third-party sales	$2,785	$6,171	$8,995	$4,877	$3,235	$26,063
Intersegment sales	2,144	6,208	253	-	-	8,605
Total sales	$4,929	$12,379	$9,248	$4,877	$3,235	$34,668
Profit and loss:
Equity (loss) income	$(2)	$82	$(2)	$(6)	$1	$73
Depreciation, depletion, and amortization	192	395	240	135	124	1,086
Income taxes	428	726	64	146	33	1,397
ATOI	1,050	1,760	244	356	95	3,505
Assets:
Capital expenditures	$837	$1,440	$428	$112	$-	$2,817
Equity investments	238	568	-	-	-	806
Goodwill	16	930	222	2,242	-	3,410
Total assets	5,250	10,530	5,640	5,202	-	26,622

The following tables reconcile certain segment information to consolidated totals:

	2008	2007	2006
Sales:
Total sales	$33,605	$35,481	$34,668
Elimination of intersegment sales	(6,979)	(7,725)	(8,605)
Corporate*	275	1,524	2,887
Consolidated sales	$26,901	$29,280	$28,950

*	For all periods presented, the Corporate amount includes third-party sales of the three soft alloy extrusion facilities located in Brazil that were not contributed to the Sapa AB joint venture. In 2007 and 2006, the Corporate amount also includes the third-party sales of the soft alloy extrusion business that was contributed to the Sapa AB joint venture (see Note I for additional information).

Net (loss) income:
Total segment ATOI	$2,199	$3,162	$3,505
Unallocated amounts (net of tax):
Impact of LIFO	(7)	(24)	(170)
Interest income	35	40	58
Interest expense	(265)	(261)	(250)
Minority interests	(221)	(365)	(436)
Corporate expense	(328)	(388)	(317)
Restructuring and other charges	(693)	(201)	(347)
Discontinued operations	(303)	(250)	22
Other	(491)	851	183
Consolidated net (loss) income	$(74)	$2,564	$2,248
Assets:
Total segment assets	$29,683	$29,766	$26,622
Elimination of intersegment receivables	(355)	(640)	(727)
Unallocated amounts:
Cash and cash equivalents	762	483	506
Deferred income taxes	2,929	1,880	2,241
Corporate goodwill	1,358	1,351	1,337
Corporate fixed assets	779	956	791
LIFO reserve	(1,078)	(1,069)	(1,028)
Assets held for sale	247	3,826	5,349
Other	3,497	2,250	2,058
Consolidated assets	$37,822	$38,803	$37,149

Geographic information for revenues, which is based upon the country where the point of sale occurred, is as follows:

	2008	2007	2006
Revenues:
U.S.	$14,335	$16,124	$16,447
Australia	3,228	3,224	3,160
Spain	1,733	1,844	1,813
Brazil	1,287	1,213	1,068
Netherlands	1,263	595	560
Hungary	940	1,321	1,147
France	854	779	663
Italy	674	767	762
Russia	597	583	363
United Kingdom	576	730	956
Germany	403	463	413
Other	1,011	1,637	1,598
	$26,901	$29,280	$28,950

Geographic information for long-lived assets, which is based upon the physical location of the assets, is as follows:

	2008	2007
Long-lived assets:
U.S.	$5,007	$4,595
Brazil	3,373	2,238
Australia	2,328	2,868
Iceland	1,747	1,776
Canada	1,586	1,701
Russia	601	477
Spain	542	488
Jamaica	468	541
Norway	454	582
China	396	267
Other	953	1,008
	$17,455	$16,541

R. Preferred and Common Stock

Preferred Stock. Alcoa has two classes of preferred stock. Serial preferred stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 of such shares outstanding at December 31, 2008 and 2007. Class B serial preferred stock has 10 million shares authorized (none issued) and a par value of $1 per share.

Common Stock. There are 1.8 billion shares authorized at a par value of $1 per share, and 924,574,538 shares were issued at December 31, 2008 and 2007. As of December 31, 2008, 92 million shares of common stock were reserved for issuance under Alcoa’s stock-based compensation plans. Alcoa issues treasury shares upon the exercise of stock options and the conversion of stock awards.

In October 2007, Alcoa’s Board of Directors approved a new share repurchase program. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. This new program superseded the share repurchase program that was approved by Alcoa’s Board of Directors in January 2007, which authorized the repurchase of up to 87 million shares of Alcoa common stock. The shares repurchased under the January 2007 program count against the shares authorized for repurchase under the new program. During 2008 and 2007, Alcoa repurchased 33 million and 68 million shares (including 43 million shares under the January 2007 program), respectively. In October 2008, Alcoa elected to temporarily suspend share repurchases to preserve liquidity in light of the global economic downturn.

Share Activity (number of shares)

	Common stock
	Treasury	Outstanding
Balance at end of 2005	(54,306,025)	870,268,513
Treasury shares purchased	(9,100,000)	(9,100,000)
Stock issued:
Compensation plans	6,571,031	6,571,031
Balance at end of 2006	(56,834,994)	867,739,544
Treasury shares purchased	(67,712,689)	(67,712,689)
Stock issued:
Compensation plans	27,374,945	27,374,945
Balance at end of 2007	(97,172,738)	827,401,800
Treasury shares purchased	(33,421,626)	(33,421,626)
Stock issued:
Compensation plans	6,337,194	6,337,194
Balance at end of 2008	(124,257,170)	800,317,368

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

In addition to the stock options described above, Alcoa granted stock awards that vest in three years from the date of grant. Certain of these stock awards were granted with the same performance conditions described above for performance stock options.

Beginning in 2006, plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

The following table summarizes the total compensation expense recognized for all stock options and stock awards (there was no stock-based compensation expense capitalized in 2008, 2007, or 2006):

	2008	2007	2006
Compensation expense reported in income:
Stock option grants	$15	$31	$11
Stock award grants	79	66	61
Total compensation expense before income taxes	94	97	72
Income tax benefit	31	34	24
Total compensation expense, net of income tax benefit	$63	$63	$48

The fair value of each new option is estimated on the date of grant using a lattice-pricing model with the following assumptions:

	2008	2007	2006
Weighted average fair value per option	$6.41	$6.04	$5.98
Average risk-free interest rate	3.01-3.66%	4.75-5.16%	4.42-4.43%
Dividend yield	2.1%	2.2%	2.0%
Volatility	31-34%	22-29%	27-32%
Annual forfeiture rate	3%	3%	3%
Exercise behavior	39%	35%	23%
Life (years)	4.0	3.8	3.6

The fair value of each reload option grant is estimated on the reload date using the lattice-pricing model. In 2007, the weighted average fair value per reload option grant was $5.56 based on the following assumptions: an average risk-free interest rate of 4.94-5.11%; dividend yield of 2.2%; volatility of 22-24%; exercise behavior of 26%; and life of 1.5 years. In 2008 and 2006, the fair value and related assumptions for reload option grants were the same as the new option grants reflected in the table above.

The following assumption descriptions are applicable to both new option grants and reload option grants. The range of average risk-free interest rates is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Dividend yield is based on a five-year average. Volatility is based on historical and implied volatilities over the term of the option. Alcoa utilizes historical option exercise and forfeiture data to estimate annual pre- and post-vesting forfeitures. The exercise behavior assumption represents a weighted average exercise ratio of the intrinsic value resulting from historical employee exercise behavior, which is based on exercise patterns for grants issued in the most recent six years. The life of an option is an output of the lattice-pricing model based upon the other assumptions used in the determination of the fair value.

The activity for stock options is as follows (options in millions):

	2008	2007	2006
Outstanding, beginning of year:
Number of options	52.3	80.0	88.6
Weighted average exercise price	$35.63	$33.97	$33.50

Granted:
Number of options	2.9	6.1	3.2
Weighted average exercise price	$31.20	$41.14	$29.15

Exercised:
Number of options	(6.0)	(28.8)	(6.8)
Weighted average exercise price	$32.68	$31.88	$23.82

Expired or forfeited:
Number of options	(3.0)	(5.0)	(5.0)
Weighted average exercise price	$37.64	$37.19	$35.99

Outstanding, end of year:
Number of options	46.2	52.3	80.0
Weighted average exercise price	$35.61	$35.63	$33.97

Exercisable, end of year:
Number of options	42.3	44.9	77.0
Weighted average exercise price	$36.19	$35.16	$34.17

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $86, $269, and $61, respectively. The cash received from exercises for the year ended December 31, 2008 was $177, and the tax benefit realized was $20.

The following tables summarize certain stock option information at December 31, 2008 (options and intrinsic value in millions):

Options Fully Vested and/or Expected to Vest*

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$9.91 - $19.93	0.1	4.16	$13.19	$-
$19.94 - $27.71	3.5	3.37	22.39	-
$27.72 - $35.49	13.1	2.73	30.37	-
$35.50 - $48.37	29.5	1.54	39.58	-
Total	46.2	2.02	35.61	$-

*	Expected forfeitures are immaterial to the company and are not reflected in the table above.

Options Fully Vested and Exercisable

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$9.91 - $19.93	0.0	0.40	$17.65	$-
$19.94 - $27.71	3.5	3.37	22.37	-
$27.72 - $35.49	9.4	1.95	30.81	-
$35.50 - $48.37	29.4	1.53	39.58	-
Total	42.3	1.78	36.19	$-

Beginning in January of 2004, in addition to stock option awards, the company has granted stock awards and performance share awards. Both vest three years from the date of grant. Performance share awards are issued at target and the final award amount is determined at the end of the performance period.

The following table summarizes the outstanding stock and performance share awards (awards in millions):

	Stock Awards	Performance Share Awards	Total	Weighted average FMV per award
Outstanding, January 1, 2008	5.6	1.0	6.6	$30.14
Granted	2.7	0.5	3.2	29.01
Converted	(0.9)	(0.3)	(1.2)	29.33
Forfeited	(0.5)	-	(0.5)	29.79
Performance share adjustment	-	0.1	0.1	30.30
Outstanding, December 31, 2008	6.9	1.3	8.2	29.89

At December 31, 2008, there was $9 (pretax) of unrecognized compensation expense related to non-vested stock option grants, and $63 (pretax) of unrecognized compensation expense related to non-vested stock award grants. These expenses are expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2008, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods:

Stock-based compensation expense (pretax)
2009	$46
2010	25
2011	1
Totals	$72

S. Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS on income from continuing operations is as follows (shares in millions):

	2008	2007	2006
Income from continuing operations	$229	$2,814	$2,226
Less: preferred stock dividends	2	2	2
Income from continuing operations available to common shareholders	$227	$2,812	$2,224
Average shares outstanding—basic	810	861	869
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	8	8	6
Average shares outstanding—diluted	818	869	875

Options to purchase 46 million, 21 million, and 59 million shares of common stock at a weighted average exercise price of $35.65, $41.52, and $37.03 per share were outstanding as of December 31, 2008, 2007, and 2006, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

T. Income Taxes

The components of income from continuing operations before taxes on income were as follows:

	2008	2007	2006
U.S.	$(999)	$1,960	$404
Foreign	1,791	2,842	3,111
	$792	$4,802	$3,515

The provision (benefit) for taxes on income from continuing operations before minority interests’ share consisted of the following:

	2008	2007	2006
Current:
Federal*	$3	$516	$56
Foreign	598	774	913
State and local	2	22	(44)
	603	1,312	925

Deferred:
Federal*	(184)	231	(128)
Foreign	(77)	87	(21)
State and local	-	(7)	77
	(261)	311	(72)
Total	$342	$1,623	$853

*	Includes U.S. taxes related to foreign income

Included in discontinued operations is a tax benefit of $121 in 2008 and $83 in 2007 and a tax expense of $44 in 2006.

The exercise of employee stock options generated a tax benefit of $20 in 2008, $95 in 2007, and $17 in 2006. This amount was credited to additional capital and reduced current taxes payable.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate for continuing operations is as follows:

	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income	(10.1)	(4.3)	(7.5)
Permanent differences on restructuring charges and asset disposals	11.8	3.4	0.5
Audit and other adjustments to prior years’ accruals	(2.8)	(0.1)	(3.3)*
Minority interests	5.0	0.4	0.4
Statutory tax rate changes	3.5	0.2	0.1
Other	0.8	(0.8)	(0.9)
Effective tax rate	43.2%	33.8%	24.3%

*	This figure includes the finalization of certain tax reviews and audits, decreasing the effective tax rate by approximately 1.7% in 2006.

The components of net deferred tax assets and liabilities are as follows:

	2008		2007
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$-	$1,188	$-	$1,394
Employee benefits	2,313	-	1,548	-
Loss provisions	475	17	257	-
Deferred income/expense	18	113	32	103
Tax loss carryforwards	1,017	-	691	-
Tax credit carryforwards	320	-	335	-
Derivatives and hedging activities	394	-	212	-
Other	234	224	217	127
	4,771	1,542	3,292	1,624
Valuation allowance	(713)	-	(517)	-
	$4,058	$1,542	$2,775	$1,624

Of the total deferred tax assets associated with the tax loss carryforwards, $283 expires over the next 10 years (of which $196 has been reserved for through the valuation allowance), $379 over the next 20 years, and $355 is unlimited. Generally, the valuation allowance relates to loss carryforwards because the ability to generate sufficient future income in some jurisdictions is uncertain. Of the tax credit carryforwards, $279 expires over the next 10 years (most of this amount relates to foreign tax credits that do not begin to expire until 2015), with the balance expiring over the next 15 to 20 years.

The cumulative amount of Alcoa’s foreign undistributed net earnings for which no deferred taxes have been provided was $8,664 at December 31, 2008. Management has no plans to distribute such earnings in the foreseeable future. It is not practical to determine the deferred tax liability on these earnings.

Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few minor exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2002. All U.S. tax years prior to 2008 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years through 2007.

As described in Note A, Alcoa adopted FIN 48 and FSP FIN 48-1 effective January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have an impact on the accompanying Consolidated Financial Statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

December 31,	2008	2007
Balance at beginning of year	$33	$22
Additions based on tax positions related to the current year	-	3
Additions for tax positions of prior years	11	14
Reductions for tax positions of prior years	(10)	(7)
Settlements	(7)	-
Foreign currency translation	(3)	1
Balance at end of year	$24	$33

As of December 31, 2008 and 2007, a portion of the $24 and $33 balance, respectively, pertains to state tax liabilities, which are stated before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the 2008 and 2007 annual effective tax rate is approximately 2% and less than 1%, respectively, of pretax book income. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2009.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2008 and 2007, Alcoa recognized $1 and $2, respectively, in interest and penalties. As of December 31, 2008 and 2007, the amount accrued for the payment of interest and penalties was $9.

U. Accounts Receivable Securitizations

In November 2007, Alcoa entered into a program to sell a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash. In August 2008, Alcoa increased the capacity of this program from $100 to $250. As of December 31, 2008 and 2007, Alcoa received $250 and $100, respectively, in cash proceeds, which reduced Receivables from customers on the accompanying Consolidated Balance Sheet. Alcoa services the customer receivables for the third-party at market rates; therefore, no servicing asset or liability was recorded.

Alcoa had an existing program with a different third-party to sell certain customer receivables. The sale of receivables under this program was conducted through a qualifying special purpose entity (QSPE) that was bankruptcy remote, and, therefore, was not consolidated by Alcoa. Effective August 31, 2008, Alcoa terminated this program and all outstanding accounts receivable were collected by the QSPE through the end of 2008. As of December 31, 2007, Alcoa sold trade receivables of $139 to the QSPE.

V. Interest Cost Components

	2008	2007	2006
Amount charged to expense	$407	$401	$384
Amount capitalized	167	199	128
	$574	$600	$512

W. Pension Plans and Other Postretirement Benefits

Alcoa maintains pension plans covering most U.S. employees and certain employees in foreign locations. Pension benefits generally depend on length of service, job grade, and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. Most U.S. salaried and non-union hourly employees hired after March 1, 2006 will participate in a defined contribution plan instead of a defined benefit plan.

Alcoa maintains health care and life insurance benefit plans covering eligible U.S. retired employees and certain retirees from foreign locations. Generally, the medical plans pay a percentage of medical expenses, reduced by deductibles and other coverages. These plans are generally unfunded, except for certain benefits funded through a trust. Life benefits are generally provided by insurance contracts. Alcoa retains the right, subject to existing agreements, to change or eliminate these benefits. All U.S. salaried and certain hourly employees hired after January 1, 2002 will not have postretirement health care benefits. All U.S. salaried and certain hourly employees that retire on or after April 1, 2008 will not have postretirement life insurance benefits.

Alcoa adopted SFAS 158 effective December 31, 2006. SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS 158, additional minimum pension liabilities (AML) and related intangible assets are no longer recognized. The adoption of SFAS 158 resulted in the following impacts: a reduction of $119 in existing prepaid pension costs and intangible assets, the recognition of $1,234 in accrued pension and postretirement liabilities, and a charge of $1,353 ($877 after-tax) to accumulated other comprehensive loss.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision became effective for Alcoa for its December 31, 2008 year-end and resulted in a charge of $9, which was recorded as an adjustment to December 31, 2008 retained earnings. Prior to the effective date of this provision, the funded status of most of Alcoa’s pension and other postretirement benefit plans were already measured as of December 31st.

Obligations and Funded Status

	Pension benefits		Postretirement benefits
December 31,	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$11,601	$11,614	$3,260	$3,511
Service cost	185	200	25	28
Interest cost	693	666	193	195
Amendments	11	67	-	(27)
Actuarial gains	(457)	(311)	(16)	(153)
Divestitures	(71)	(5)	(58)	(5)
Settlements	(27)	(62)	-	-
Curtailments	(2)	-	3	(9)
Benefits paid, net of participants’ contributions	(771)	(710)	(308)	(303)
Medicare Part D subsidy receipts	-	-	29	20
Other transfers, net	23	(51)	-	-
Exchange rate	(420)	193	(7)	3
Benefit obligation at end of year	$10,765	$11,601	$3,121	$3,260
Change in plan assets
Fair value of plan assets at beginning of year	$10,652	$10,097	$203	$189
Actual return on plan assets	(2,058)	836	(41)	14
Employer contributions	523	374	-	-
Participants’ contributions	33	36	-	-
Benefits paid	(769)	(716)	-	-
Administrative expenses	(22)	(19)	-	-
Divestitures	(46)	(3)	-	-
Settlements	(27)	(64)	-	-
Other transfers, net	18	(51)	-	-
Exchange rate	(396)	162	-	-
Fair value of plan assets at end of year	$7,908	$10,652	$162	$203
Funded status	$(2,857)	$(949)	$(2,959)	$(3,057)
Amounts attributed to joint venture partners	14	16	9	9
Net funded status	$(2,843)	$(933)	$(2,950)	$(3,048)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$122	$216	$-	$-
Current liabilities	(24)	(24)	(220)	(295)
Noncurrent liabilities	(2,941)	(1,098)	(2,730)	(2,753)
Liabilities of operations held for sale	-	(27)	-	-
Net amount recognized	$(2,843)	$(933)	$(2,950)	$(3,048)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$3,650	$1,385	$724	$784
Prior service cost (benefit)	89	118	(143)	(150)
Total, before tax effect	3,739	1,503	581	634
Less: Amounts attributed to joint venture partners	13	11	2	2
Net amount recognized, before tax effect	$3,726	$1,492	$579	$632
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income) consist of:
Net loss (gain)	$2,364	$(344)	$(16)	$(160)
Amortization of net loss	(99)	(127)	(44)	(55)
Prior service (benefit) cost	(11)	67	(4)	(30)
Amortization of prior service (cost) benefit	(18)	(15)	11	3
Total, before tax effect	2,236	(419)	(53)	(242)
Less: Amounts attributed to joint venture partners	2	-	-	(2)
Net amount recognized, before tax effect	$2,234	$(419)	$(53)	$(240)

Pension Plan Benefit Obligations

	Pension benefits
	2008	2007
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$10,765	$11,601
Accumulated benefit obligation	10,485	11,216

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	10,233	9,933
Fair value of plan assets	7,256	8,771

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	9,660	9,550
Fair value of plan assets	6,923	8,771

Components of Net Periodic Benefit Costs

	Pension benefits			Postretirement benefits
	2008	2007	2006	2008	2007	2006
Service cost	$166	$200	$209	$24	$28	$32
Interest cost	678	666	628	193	195	208
Expected return on plan assets	(805)	(787)	(740)	(18)	(17)	(15)
Amortization of prior service cost (benefit)	18	15	14	(11)	(3)	10
Recognized actuarial loss	99	127	118	44	55	63
Settlements	20	-	-	-	-	-
Curtailments	2	-	-	9	(3)	-
Net periodic benefit costs	$178	$221	$229	$241	$255	$298

Amounts Expected to be Recognized in Net Periodic Benefit Costs

	Pension benefits	Postretirement benefits
	2009	2009
Prior service cost (benefit) recognition	$16	$(11)
Actuarial loss recognition	104	51

As disclosed in Note F, Alcoa completed the sale of its Packaging and Consumer businesses to Rank in February 2008. In September 2008, Alcoa announced that it was temporarily idling the remaining production at its smelter in Rockdale (see Note D for additional information). As a result, certain U.S. and non-U.S. pension and postretirement benefit plans were remeasured and Alcoa recognized curtailment losses of $2 and $9, respectively, due to the significant reduction in the expected aggregate years of future service of the employees of the Packaging and Consumer businesses and the Rockdale smelter. The curtailment losses include recognition of the change in the pension plans’ projected benefit obligation (PBO) or the postretirement benefit plans’ accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The remeasurement of these pension and postretirement benefit plans generated an increase and decrease in 2008 annual net periodic benefit cost of $23 and $10 for pension plans and postretirement benefit plans, respectively. Also, the pension plans’ PBO and plan assets decreased by $26 and $248, respectively, and the postretirement benefit plans’ APBO and plan assets decreased by $131 and $10, respectively.

Also in 2008, as part of the sale of the Packaging and Consumer businesses, Rank assumed the obligations of certain other U.S. and non-U.S. pension plans with PBOs of $71 and plan assets of $46. Rank’s assumption of these obligations resulted in a settlement of the pension plan obligations for Alcoa. The settlement of these obligations resulted in the recognition of previously deferred actuarial losses in the amount of $14. Additionally, Alcoa recorded $4 less in 2008 annual net periodic benefit cost due to the settlement of these pension plans.

Due to the remeasurement of these curtailed and settled plans, Alcoa recorded a charge of $220 ($144 after-tax) for pension plans and a credit of $107 ($69 after-tax) for postretirement benefit plans to accumulated other comprehensive loss in 2008. In addition, a charge of $30 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy.

Lastly in 2008, Alcoa recorded a settlement charge of $6 as a component of net periodic benefit cost related to its pension benefits due to significant lump sum benefit payments.

In 2007, Alcoa recorded a curtailment charge of $2 and curtailment income of $3 as a component of net periodic benefit cost related to its pension benefits and postretirement benefits, respectively. The curtailment charge of $2 was due to the contribution of Alcoa’s soft alloy extrusion business to the Sapa AB joint venture (see Note I for additional information). The curtailment income of $3 consisted of income of $7 due to the elimination of the retiree life insurance benefit for certain U.S. employees who retire on or after April 1, 2008 and a charge of $4 related to Alcoa’s soft alloy extrusion business.

Also in 2007, Alcoa recorded a settlement credit of $2 as a component of net periodic benefit cost related to its pension benefits due to significant lump sum benefit payments.

For pension plan benefits, in 2008, a net charge of $2,234 ($1,406 after-tax) was recorded in accumulated other comprehensive loss primarily due to the decrease in the fair value of plan assets, which was somewhat offset by the decrease in the accumulated benefit obligation (as a result of a 20 basis-point increase in the discount rate) and the recognition of actuarial losses and prior service costs. Also included in this net charge is the $220 ($144 after-tax) impact related to the remeasured pension plans due to the sale of the Packaging and Consumer businesses. In 2007, a net credit of $419 ($268 after-tax) was recorded in accumulated other comprehensive loss due to a decrease in the accumulated benefit obligations (as a result of a 25 basis-point increase in the discount rate, which was partially offset by plan amendments) and the recognition of actuarial losses and prior service costs.

For postretirement benefits, in 2008, a credit of $53 ($32 after-tax) was recorded in accumulated other comprehensive loss due to a decease in the accumulated benefit obligation (as a result of a 20 basis-point increase in the discount rate) and the recognition of actuarial losses and prior service costs. In addition, a charge of $8 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy. In 2007, a credit of $240 ($158 after-tax) was recorded in accumulated other comprehensive loss due to a decrease in the accumulated benefit obligations (as a result of a 25 basis-point increase in the discount rate) plan amendments, and the recognition of actuarial losses and prior service costs. In addition, a credit of $80 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy.

The unrecognized net actuarial loss of $3,650 for pension benefit plans at December 31, 2008 primarily resulted from the decrease in plan assets. The unrecognized net actuarial loss of $724 for postretirement benefit plans at December 31, 2008 primarily resulted from the overall decline in interest rates over the past seven years. To the extent these losses exceed certain thresholds, the excess generally will be amortized over the estimated future service of plan participants, which is 10 years.

Alcoa pays a portion of the prescription drug cost for eligible retirees under certain of its postretirement benefit plans. These benefits were determined to be actuarially equivalent to the Medicare Part D prescription drug benefit of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the net periodic benefit cost for postretirement benefits for the years ended December 31, 2008, 2007, and 2006 reflected a reduction of $42, $58, and $53, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D. Future net periodic postretirement benefit costs will be adjusted to reflect the lower interest cost due to the reduction in the APBO resulting from the impact of the federal subsidy.

Assumptions

Weighted average assumptions used to determine benefit obligations are as follows:

December 31,	2008	2007
Discount rate	6.4%	6.2%
Rate of compensation increase	4.0	4.0

The discount rate is determined using a yield curve model developed with the assistance of the Company’s external actuaries. The plans’ projected benefit obligation cash flows are discounted using yields on high quality corporate bonds to produce a single equivalent rate. In 2008, the yield curve model was refined to exclude certain corporate bonds affected by recent market conditions, as they were deemed not to be representative of equivalent yields on high-quality fixed income investments. Once the credit markets stabilize, Alcoa will revert back to the use of its historic yield curve model to determine the discount rate. The plans’ cash flows have an average duration of 10 years.

The rate of compensation increase is based upon actual experience. Alcoa does not expect its recent global salary freeze to significantly impact this rate since it is a long-term assumption.

Weighted average assumptions used to determine the net periodic benefit cost are as follows:

	2008	2007	2006
Discount rate	6.20%	5.95%	5.70%
Expected long-term rate of return on plan assets	9.00	9.00	9.00
Rate of compensation increase	4.00	4.00	4.00

The expected long-term rate of return on plan assets is based on historical performance as well as expected future rates of return on plan assets. Although the 10-year moving average of actual performance fell below 9% for the first time in 20 years, the 20-year moving average has continued to exceed 9%. The expected long-term rate of return on plan assets will be reduced to 8.75% for 2009 reflecting recent market conditions.

Assumed health care cost trend rates are as follows:

	2008	2007	2006
Health care cost trend rate assumed for next year	6.5%	7.0%	7.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2013	2012	2011

The health care cost trend rate in the calculation of the 2007 benefit obligation was 7.0% from 2007 to 2008 and 6.5% from 2008 to 2009. Actual annual Company health care cost trend experience over the past three years has ranged from (6.2)% to 4.1%. Due to the decline in Alcoa’s health care cost trend experience in recent years, a 6.5% trend rate will be used for 2009. Recently, the low-end of the range of actual annual health care costs turned favorable; however this change was not considered indicative of expected future actual costs. As a result, the assumed health care cost trend rate for next year was not significantly impacted.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligations	61	(55)

Plan Assets

Alcoa’s pension and postretirement plans’ investment policy and weighted average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

		Plan assets at December 31,
Asset category	Policy range	2008	2007
Equity securities	30–60%	38%	54%
Debt securities	30–55%	47	35
Real estate	5–15%	7	6
Other	0–15%	8	5
Total		100%	100%

The principal objectives underlying the investment of the pension and postretirement plans’ assets are to ensure that Alcoa can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and to broadly diversify investments across and within the capital markets to protect asset values against adverse market movements in any one market. Alcoa’s strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to control the risk versus the benefit obligations with less volatile assets, such as fixed-income securities. In 2009, Alcoa expects to modify its pension plans’ investment strategy by reducing equity securities and increasing debt securities by five percent to help reduce the future volatility of the plans’ funded status.

Investment practices must comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and any other applicable laws and regulations. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.

Cash Flows

It is Alcoa’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable benefits laws and local tax laws, including the Pension Protection Act of 2006 for U.S. plans. From time to time, Alcoa contributes additional amounts as deemed appropriate. In 2008 and 2007, contributions to Alcoa’s pension plans were $523 and $322, of which $433 and $158 were voluntary, respectively. The minimum required cash contribution to the pension plans in 2009 is estimated to be $140, comprised of $55 for U.S. plans and $85 for international plans.

Benefit payments expected to be paid to pension and postretirement benefit plans’ participants and expected Medicare Part D subsidy receipts are as follows:

Year ended December 31,	Pension benefits	Gross Post- retirement benefits	Medicare Part D subsidy receipts	Net Post- retirement benefits
2009	$770	$320	$25	$295
2010	780	325	30	295
2011	790	330	30	300
2012	800	325	30	295
2013	810	325	35	290
2014 through 2018	4,200	1,525	155	1,370
	$8,150	$3,150	$305	$2,845

Defined Contribution Plans

Alcoa sponsors savings and investment plans in several countries, including the U.S. and Australia. Expenses related to these plans were $134 in 2008, $139 in 2007, and $134 in 2006.

X. Derivatives and Other Financial Instruments

Derivatives. Alcoa uses derivative financial instruments for purposes other than trading. Fair value (losses) gains of outstanding derivative contracts were as follows:

	2008	2007
Aluminum*	$(632)	$(896)
Interest rates*	70	5
Other commodities, principally energy related	(34)	(30)
Currencies	-	65

*	Aluminum reflects $119 of cash collateral paid that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. Interest rates reflect $67 of cash collateral held that Alcoa elected to net against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements. These elections were made under the provisions of FSP FIN 39-1, which was adopted by Alcoa on January 1, 2008 (see Recently Adopted Accounting Standards in Note A). There was no cash collateral held or posted as of December 31, 2007.

Aluminum consists primarily of losses on hedge contracts, embedded derivatives in power contracts in Iceland and Brazil, and Alcoa’s share of gains and losses on hedge contracts of Norwegian smelters that are accounted for under the equity method.

Fair Value Hedges

Aluminum. Customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within two years.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of December 31, 2008, the company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018 (see Note K for additional information).

Currencies. Alcoa uses cross-currency interest rate swaps that effectively convert its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no significant transactions that ceased to qualify as a fair value hedge in 2008 and 2007.

Cash Flow Hedges

Commodities. Alcoa anticipates the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil, and electricity for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities.

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of December 31, 2008 and 2007.

Currencies. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign currency exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. The U.S. dollar notional amount of all foreign currency exchange contracts was $59 as of December 31, 2007. These contracts were hedging foreign currency exposure in Brazil. No such contracts were outstanding as of December 31, 2008.

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings. The impact to earnings was a gain of $10 in 2008, a loss of $12 in 2007, and a gain of $37 in 2006.

Alcoa has entered into power supply and other contracts that contain pricing provisions related to the London Metal Exchange (LME) aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. Gains and losses on the remainder of these embedded derivatives are recognized in earnings. The impact to earnings was a gain of $56 in 2008, and a loss of $25 in 2007 and $38 in 2006.

Material Limitations

The disclosures with respect to commodity prices, interest rates, and foreign currency exchange risk do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts would be offset. Actual results will be determined by a number of factors that are not under Alcoa’s control and could vary significantly from those factors disclosed.

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

See Notes A and K for additional information on Alcoa’s hedging and derivatives activities.

Other Financial Instruments. The carrying values and fair values of Alcoa’s financial instruments are as follows:

	2008		2007
December 31,	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$762	$762	$483	$483
Noncurrent receivables	14	14	90	90
Available-for-sale investments	27	27	81	81
Long-term debt due within one year	56	56	202	202
Short-term borrowings	478	478	563	563
Commercial paper	1,535	1,535	856	856
Long-term debt	8,509	7,345	6,371	6,277

The methods used to estimate the fair values of certain financial instruments follow.

Cash and Cash Equivalents, Long-Term Debt Due Within One Year, Short-Term Borrowings, and Commercial Paper. The carrying amounts approximate fair value because of the short maturity of the instruments.

Noncurrent Receivables. The fair value of noncurrent receivables is based on anticipated cash flows which approximates carrying value.

Available-for-Sale Investments. The fair value of such investments is based on readily available market values. Investments in marketable equity securities are classified as “available-for-sale” and are carried at fair value.

Long-Term Debt. The fair value is based on interest rates that are currently available to Alcoa for issuance of debt with similar terms and remaining maturities.

Y. Subsequent Event

On February 5, 2009, Alumínio borrowed a total of $120 in new loans with a weighted-average interest rate of 5.13% and a weighted-average maturity of 322 days from four financial institutions. The purpose of the new borrowings is to support Alumínio’s export operations.

On February 10, 2009, Standard and Poor’s Ratings Services (S&P) changed its long-term debt rating of Alcoa from BBB+ to BBB- and its short-term debt rating from A-2 to A-3. S&P’s rating report stated that the changes in Alcoa’s ratings reflect uncertainties regarding the length and depth of the ongoing economic downturn; expectations of a long, slow economic recovery; S&P’s belief that Alcoa’s credit metrics will deteriorate significantly during 2009; and S&P’s concerns regarding Alcoa’s liquidity position. S&P removed all ratings from negative creditwatch; however, the current outlook remains negative based on expected weak earnings in 2009 and weak credit metrics based on the new S&P ratings. The report further stated that the S&P ratings reflect Alcoa’s strong business position as one of the largest integrated aluminum producers in the world, with broad product, business, and geographic diversity and efficient alumina operations.

On February 12, 2009, Alcoa and the Aluminum Corporation of China (Chinalco) entered into an agreement in which Chinalco will redeem the Note issued by SPPL. Alcoa will receive $1,021 in cash in three installments over a six-month period ending July 31, 2009. As a result of this transaction, Alcoa will recognize a non-cash after-tax loss of approximately $120 related to its investment in SPPL. This transaction will also result in the reversal of the unrealized loss recognized in accumulated other comprehensive income through the transaction date (see Note I for additional information).

On February 13, 2009, Moody’s Investors Service (Moody’s) changed its long-term debt rating of Alcoa from Baa1 to Baa3 and its short-term debt rating from Prime-2 to Prime-3. Moody’s rating report stated that the changes in Alcoa’s ratings reflect the relatively weak debt protection measures, increased debt levels and leverage ratios, and negative cash flow position of Alcoa going into a major economic downturn. Moody’s removed all ratings from negative creditwatch and the current outlook was changed from negative to stable. The change in the outlook was based on Moody’s view that Alcoa will be able to materially reduce short-term debt outstanding due to the monetization of Alcoa’s investment in SPPL (see above), the anticipation that Alcoa will continue to focus on reducing cash consumption, and that liquidity will remain comfortably above requirements.

On February 13, 2009, Fitch Ratings (Fitch) changed its long-term debt rating of Alcoa from BBB to BBB- and its short-term debt rating from F2 to F3. Fitch’s rating report stated that the changes in Alcoa’s ratings reflect lower earnings coupled with higher than expected debt levels resulting in higher financial leverage. Fitch also changed the current outlook from stable to negative. The report further stated that the Fitch ratings reflect Alcoa’s leading position in the industry, its strength in low-cost alumina production, and the operating flexibility afforded by the scope of the Company’s operations.

Through February 13, 2009, Alcoa has borrowed approximately $1,100 under RCA-3 (364-day revolving credit facility—see Note K for additional information), while reducing its outstanding commercial paper as of December 31, 2008 by approximately $900.

Supplemental Financial Information (unaudited)

Quarterly Data

(dollars in millions, except per-share amounts)

	First	Second	Third	Fourth	Year
2008
Sales	$6,998	$7,245	$6,970	$5,688	$26,901

Income (loss) from continuing operations	$299	$553	$306	$(929)	$229
Income (loss) from discontinued operations (B)	4	(7)	(38)	(262)	(303)
Net income (loss)	$303	$546	$268	$(1,191)	$(74)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.37	$0.68	$0.38	$(1.16)	$0.28
Income (loss) from discontinued operations	-	(0.01)	(0.05)	(0.33)	(0.37)
Net income (loss)	$0.37	$0.67	$0.33	$(1.49)	$(0.09)
Diluted:
Income (loss) from continuing operations	$0.36	$0.67	$0.37	$(1.16)	$0.28
Income (loss) from discontinued operations	0.01	(0.01)	(0.04)	(0.33)	(0.37)
Net income (loss)	$0.37	$0.66	$0.33	$(1.49)	$(0.09)

	First	Second	Third	Fourth	Year
2007
Sales	$7,525	$7,684	$7,039	$7,032	$29,280

Income from continuing operations	$680	$716	$780	$638	$2,814
Loss from discontinued operations (B)	(18)	(1)	(225)	(6)	(250)
Net income	$662	$715	$555	$632	$2,564
Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.78	$0.82	$0.90	$0.76	$3.27
Loss from discontinued operations	(0.02)	-	(0.26)	(0.01)	(0.29)
Net income	$0.76	$0.82	$0.64	$0.75	$2.98
Diluted:
Income from continuing operations	$0.78	$0.81	$0.89	$0.75	$3.23
Loss from discontinued operations	(0.03)	-	(0.26)	-	(0.28)
Net income	$0.75	$0.81	$0.63	$0.75	$2.95

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is on page 78.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

Not Applicable.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Item 1 – Election of Directors” and “Transactions with Related Persons” of the Proxy Statement and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 4A of this report under “Executive Officers of the Registrant”.

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

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “– Compensation Committee Report”), “Director Compensation”, and “Corporate Governance – Recovery of Incentive Compensation” of the Proxy Statement. Such information is incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Executive Compensation — Equity Compensation Plan Information” of the Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership – Stock Ownership of Certain Beneficial Owners” and “– Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “Compensation Committee Report”), “Corporate Governance – Transactions with Directors’ Companies” of the Proxy Statement and is incorporated by reference.

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

Item 14.  Principal Accounting Fees and Services.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 76 through 138 of this report.

(2) The following report and schedule should be read with the company’s consolidated financial statements: Report of PricewaterhouseCoopers LLP dated February 13, 2009 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2008, 2007 and 2006.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2008, 2007 and 2006.

(3) Exhibits

Exhibit Number		Description*
3	(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2000.

3	(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 3 to the company’s Current Report on Form 8-K dated September 20, 2007.

4	(a).	Articles. See Exhibit 3(a) above.

4	(b).	By-Laws. See Exhibit 3(b) above.

4	(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4	(c)(1).	First Supplemental Indenture dated January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007.

4	(c)(2).	Second Supplemental Indenture dated as of July 15, 2008 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4(c) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(d).	Form of 5.55% Notes Due 2017.

4	(e).	Form of 5.90% Notes Due 2027.

4	(f).	Form of 5.95% Notes Due 2037.

4	(g).	Form of 6.00% Notes Due 2013, incorporated by reference to exhibit 4(a) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(h).	Form of 6.75% Notes Due 2018, incorporated by reference to exhibit 4(b) to the company’s Current Report on Form 8-K dated July 15, 2008.

10	(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(g).	Five-Year Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated October 5, 2007.

10	(g)(1).	Accession Agreement & Notices, each dated as of July 28, 2008, relating to the Five-Year Revolving Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10	(h).	Acquisition Agreement, dated December 21, 2007, between Alcoa Inc. and Rank Group Limited, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(i).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(i)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(i)(2).	Amendments to Alcoa Stock Acquisition Plan, effective January 1, 2005, incorporated by reference to exhibit 10(i)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(i)(3).	Amendments to Alcoa Stock Acquisition Plan, effective December 29, 2008.

10	(j).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(j)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(j)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10	(j)(3).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective December 31, 2007, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(j)(4).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective December 29, 2008.

10	(k).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(k)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(l).	Employees’ Excess Benefit Plan, Plan C, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(l)(1).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective December 29, 2008.

10	(m).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10	(n).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(n)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(o).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(o)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(o)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(p).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(p)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(p)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(p)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(p)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(p)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(p)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(p)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007 incorporated by reference to exhibit 10(p)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(p)(8).	Amendments to Deferred Compensation Plan, effective December 29, 2008.

10	(q).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(r).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(s).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(t).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(u).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(u) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(u)(1).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective December 29, 2008.

10	(v).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(w).

Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number

1-3610) for the year ended December 31, 1998.

10	(w)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(w)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(w)(3).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2005, incorporated by reference to exhibit 10(x)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(w)(4).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective December 29, 2008.

10	(x).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007, incorporated by reference to exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(y).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(z).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(aa).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(bb).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(cc).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(dd).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10	(ee).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated January 10, 2005.

10	(ff).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(ff)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10	(ff)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(ff)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(ff)(4).	Amendments to Global Pension Plan, effective December 29, 2008.

10	(gg).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld.

10	(gg)(1).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and William F. Christopher.

10	(gg)(2).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Charles D. McLane, Jr.

10	(gg)(3).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Bernt Reitan.

10	(gg)(4).	Executive Severance Agreement, as amended and restated effective December 9, 2008, between Alcoa Inc. and J. Michael Schell.

10	(gg)(5).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Helmut Wieser.

10	(hh).	Description of Non-Employee Director Compensation incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10	(ii).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(jj).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(kk).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(ll).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(mm).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(nn).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(oo).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(pp).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(qq).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007, incorporated by reference to exhibit 10(tt) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(rr).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007, incorporated by reference to exhibit 10(vv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(ss).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10	(tt).	Employment Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10	(uu).	Director Plan: You Make a Difference Award.

12.		Computation of Ratio of Earnings to Fixed Charges.

21.		Subsidiaries and Equity Entities of the Registrant.

23.		Consent of Independent Registered Public Accounting Firm.

24.		Power of Attorney for certain directors.

31.		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.		364-Day Revolving Credit Agreement, dated as of October 14, 2008.

*	Exhibit Nos. 10(i) through 10(uu) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alcoa Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 13, 2009 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 13, 2009

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31,

(in millions)

Col. A	Col. B	Col.C		Col. D	Col. E
		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(A)	Deductions(B)	Balance at end of period
Allowance for doubtful accounts:

2008	$68	$26	$(5)	$24	$65

2007	$64	$9	$9	$14	$68

2006	$50	$8	$9	$3	$64

Income tax valuation allowance:

2008	$517	$204	$7	$15	$713

2007	$536	$(19)	$—	$—	$517

2006	$467	$120	$(14)	$37	$536

Notes:	(A	)	Amounts related to the allowance for doubtful accounts represent collections on accounts previously written off, acquisition/divestiture of subsidiaries, and foreign currency translation adjustments. Amounts related to the income tax valuation allowance relate to goodwill adjustments.
	(B	)	Amounts related to the allowance for doubtful accounts are due to the write-off of uncollectible accounts. Amounts related to the income tax valuation allowance are primarily due to the utilization of tax loss carryforwards.

The financial information for all prior periods presented was reclassified to reflect assets held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCOA INC.

February 13, 2009	By	/s/ Tony R. Thene
Tony R. Thene
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Kleinfeld Klaus Kleinfeld	President and Chief Executive Officer (Principal Executive Officer and Director)	February 13, 2009

/s/ Charles D. McLane, Jr. Charles D. McLane, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2009

Alain J.P. Belda, Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Michael G. Morris,

E. Stanley O’Neal, James W. Owens, Patricia F. Russo, Henry B. Schacht, Ratan N. Tata, Franklin A. Thomas, and Ernesto Zedillo, each as a Director, on February 13, 2009, by Donna C. Dabney, their Attorney-in-Fact.*

*By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact