Form 10-Q
period 2009-03-31
ALCOA INC
filed 2009-04-24
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes  ☐    No  ☐

*	The registrant has not yet been phased into the interactive data requirements

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

As of April 21, 2009, 974,276,387 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

A07-15040

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2009	2008
Sales (K)	$4,147	$6,998

Cost of goods sold (exclusive of expenses below)	4,143	5,527
Selling, general administrative, and other expenses	244	321
Research and development expenses	41	63
Provision for depreciation, depletion, and amortization	283	314
Restructuring and other charges (D)	69	38
Interest expense	114	99
Other expenses, net (J)	30	58

Total costs and expenses	4,924	6,420

(Loss) income from continuing operations before taxes on income	(777)	578
(Benefit) provision for taxes on income (N)	(307)	212

(Loss) income from continuing operations	(470)	366
(Loss) income from discontinued operations (C)	(17)	4

Net (loss) income	(487)	370

Less: Net income attributable to noncontrolling interests	10	67

NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA	$(497)	$303

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
(Loss) income from continuing operations	$(480)	$299
(Loss) income from discontinued operations	(17)	4

Net (loss) income	$(497)	$303

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (M):
Basic:
(Loss) income from continuing operations	$(0.59)	$0.37
(Loss) income from discontinued operations	(0.02)	—

Net (loss) income	$(0.61)	$0.37

Diluted:
(Loss) income from continuing operations	$(0.59)	$0.36
(Loss) income from discontinued operations	(0.02)	0.01

Net (loss) income	$(0.61)	$0.37

Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,131	$762
Receivables from customers, less allowances of $70 in 2009 and $65 in 2008	1,677	1,883
Other receivables	1,003	708
Inventories (F)	2,756	3,238
Fair value of hedged aluminum	494	586
Prepaid expenses and other current assets	987	973

Total current assets	8,048	8,150

Properties, plants, and equipment	32,091	31,301
Less: accumulated depreciation, depletion, and amortization	13,944	13,846

Properties, plants, and equipment, net	18,147	17,455

Goodwill	4,934	4,981
Investments (E and G)	801	1,915
Deferred income taxes	2,367	2,688
Other assets	2,384	2,386
Assets held for sale (C)	231	247

Total assets	$36,912	$37,822

LIABILITIES
Current liabilities:
Short-term borrowings (H)	$680	$478
Commercial paper	333	1,535
Accounts payable, trade	1,957	2,518
Accrued compensation and retirement costs	746	866
Taxes, including taxes on income	188	378
Fair value of derivative contracts (P)	382	461
Other current liabilities	916	987
Long-term debt due within one year	85	56

Total current liabilities	5,287	7,279

Long-term debt, less amount due within one year (H)	9,107	8,509
Accrued pension benefits	2,930	2,941
Accrued postretirement benefits	2,730	2,730
Other noncurrent liabilities and deferred credits	1,530	1,580
Deferred income taxes	261	321
Liabilities of operations held for sale (C)	130	130

Total liabilities	21,975	23,490

COMMITMENTS AND CONTINGENCIES (I)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (L)	1,097	925
Additional capital (L)	6,579	5,850
Retained earnings	11,734	12,400
Treasury stock, at cost	(4,272)	(4,326)
Accumulated other comprehensive loss	(2,756)	(3,169)

Total Alcoa shareholders’ equity	12,437	11,735

Noncontrolling interests	2,500	2,597

Total equity	14,937	14,332

Total liabilities and equity	$36,912	$37,822

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2009	2008
CASH FROM OPERATIONS
Net (loss) income	$(487)	$370
Adjustments to reconcile net (loss) income attributable to Alcoa to cash from operations:
Depreciation, depletion, and amortization	283	314
Deferred income taxes	(24)	7
Equity loss (income), net of dividends	27	(23)
Restructuring and other charges (D)	69	38
(Gains) losses from investing activities – asset sales (J)	(27)	1
Provision for doubtful accounts	11	4
Loss (income) from discontinued operations (C)	17	(4)
Stock-based compensation	26	37
Excess tax benefits from stock-based payment arrangements	—	(3)
Other	26	4
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (increase) in receivables	302	(322)
Decrease (increase) in inventories	523	(238)
Decrease (increase) in prepaid expenses and other current assets	11	(35)
(Decrease) in accounts payable, trade	(474)	(21)
(Decrease) in accrued expenses	(303)	(380)
(Decrease) in taxes, including taxes on income	(339)	(23)
Pension contributions	(34)	(19)
Decrease (increase) in noncurrent assets	30	(19)
Increase (decrease) in noncurrent liabilities	98	(2)
Decrease (increase) in net assets held for sale (C)	1	(6)

CASH USED FOR CONTINUING OPERATIONS	(264)	(320)
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(7)	32

CASH USED FOR OPERATIONS	(271)	(288)

FINANCING ACTIVITIES
Net change in short-term borrowings	209	(28)
Net change in commercial paper	(1,202)	600
Additions to long-term debt (H)	689	3
Debt issuance costs (H)	(13)	(5)
Payments on long-term debt	(1)	(159)
Proceeds from exercise of employee stock options	—	22
Excess tax benefits from stock-based payment arrangements	—	3
Issuance of common stock (L)	876	—
Repurchase of common stock	—	(430)
Dividends paid to shareholders	(137)	(140)
Dividends paid to noncontrolling interests	(77)	(39)
Contributions from noncontrolling interests	159	118

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	503	(55)

INVESTING ACTIVITIES
Capital expenditures	(468)	(745)
Capital expenditures of discontinued operations	(3)	(3)
Acquisitions, net of cash acquired (E)	18	(276)
Acquisitions of noncontrolling interests	—	(15)
Proceeds from the sale of assets and businesses	116	2,490
Additions to investments	(29)	(1,215)
Sales of investments (G)	506	2
Other	(4)	(13)

CASH PROVIDED FROM INVESTING ACTIVITIES	136	225

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	13

Net change in cash and cash equivalents	369	(105)
Cash and cash equivalents at beginning of year	762	483

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,131	$378

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders						Non- controlling interests	Total equity
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss
Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$2,460	$18,476
Net income	—	—	—	303	—	—	67	370
Other comprehensive income	—	—	—	—	—	148	104	252
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.34 per share	—	—	—	(278)	—	—	—	(278)
Noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation	—	—	37	—	—	—	—	37
Common stock issued: compensation plans	—	—	(29)	—	47	—	—	18
Repurchase of common stock	—	—	—	—	(430)	—	—	(430)
Contributions	—	—	—	—	—	—	118	118
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	—	(8)	(8)

Balance at March 31, 2008	$55	$925	$5,782	$13,063	$(3,823)	$(189)	$2,692	$18,505

Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	—	—	—	(497)	—	—	10	(487)
Other comprehensive income (loss)	—	—	—	—	—	413	(3)	410
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.20 per share	—	—	—	(168)	—	—	—	(168)
Noncontrolling interests	—	—	—	—	—	—	(77)	(77)
Beneficial conversion option on convertible notes (H)	—	—	66	—	—	—	—	66
Stock-based compensation	—	—	26	—	—	—	—	26
Common stock issued: compensation plans	—	—	(67)	—	54	—	—	(13)
Issuance of common stock (L)	—	172	704	—	—	—	—	876
Contributions	—	—	—	—	—	—	159	159
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Other	—	—	—	—	—	—	(7)	(7)

Balance at March 31, 2009	$55	$1,097	$6,579	$11,734	$(4,272)	$(2,756)	$2,500	$14,937

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	First quarter ended March 31		First quarter ended March 31		First quarter ended March 31
	2009	2008	2009	2008	2009	2008
Net (loss) income	$(497)	$303	$10	$67	$(487)	$370

Other comprehensive income (loss), net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	26	(111)	1	—	27	(111)
Foreign currency translation adjustments	(87)	566	(4)	102	(91)	668
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	48	(91)	—	—	48	(91)
Net amount reclassified to income	380	—	—	—	380	—

Net change in unrealized gains (losses) on available-for-sale securities	428	(91)	—	—	428	(91)

Unrecognized gains (losses) on derivatives (P):
Net change from periodic revaluations	100	(257)	—	1	100	(256)
Net amount reclassified to income	(54)	41	—	1	(54)	42

Net unrecognized gains (losses) on derivatives	46	(216)	—	2	46	(214)

Total Other comprehensive income (loss), net of tax	413	148	(3)	104	410	252

Comprehensive (loss) income	$(84)	$451	$7	$171	$(77)	$622

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements (the “Financial Statements”) of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. The Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2008 year-end balance sheet data was derived from audited financial statements, which were revised in the current period to reflect changes in the presentation of minority interests (see Note B), but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes all disclosures required by accounting principles generally accepted in the United States of America. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.

B. Recently Adopted and Recently Issued Accounting Standards – On January 1, 2009, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, Alcoa adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see Note P), the adoption of SFAS 161 had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) resulted in a charge of $18 ($12 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations for the write off of previously capitalized third-party costs related to potential business acquisitions. Also, the provisions of SFAS 141(R) were applied to an acquisition completed on March 31, 2009 (see Note E).

On January 1, 2009, Alcoa adopted FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

In December 2008, the Financial Accounting Standards Board issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for Alcoa on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, management has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on the Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For all periods presented in the accompanying Statement of Consolidated Operations, the Electrical and Electronic Solutions (EES) business was classified as discontinued operations.

The following table details selected financial information for the EES business included within discontinued operations:

	First quarter ended March 31,
	2009	2008
Sales	$155	$377

(Loss) income from operations before income taxes	$(24)	$6
Benefit (provision) for income taxes	7	(2)

(Loss) income from discontinued operations	$(17)	$4

The amount from discontinued operations in both periods represents the operational results of the EES business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include EES, Global Foil, and Transportation Products Europe businesses and the Hawesville, KY automotive casting facility. Additionally, the wireless component of the previously divested telecommunications business and a small automotive casting business in the U.K. were classified as held for sale as of December 31, 2008.

The major classes of assets and liabilities of operations held for sale are as follows:

	March 31, 2009	December 31, 2008
Assets:
Receivables, less allowances	$95	$99
Inventories	80	102
Properties, plants, and equipment, net	31	30
Other assets	25	16

Assets held for sale	$231	$247

Liabilities:
Accounts payable, trade	$102	$101
Accrued expenses	27	28
Other liabilities	1	1

Liabilities of operations held for sale	$130	$130

D. Restructuring and Other Charges – In the first quarter of 2009, Alcoa recorded restructuring and other charges of $69 ($46 after-tax and noncontrolling interests), which were comprised of $48 ($32 after-tax and noncontrolling interests) for the layoff of approximately 2,500 employees (2,190 in the Engineered Products and Solutions segment, 160 in the Primary Metals segment, 60 in the Flat-Rolled Products segment, and 90 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of SFAS 141(R) (see Note B for additional information); and $3 ($2 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs. In the first quarter of 2008, Alcoa recorded restructuring and other charges of $38 ($29 after-tax and noncontrolling interests), which were comprised of a $36 ($28 after-tax) loss on the sale of the businesses within the former Packaging and Consumer segment and $2 ($1 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

Alcoa does not include restructuring and other charges in the segment results. The pretax impact of allocating restructuring and other charges to the segment results would have been as follows:

	First quarter ended March 31,
	2009	2008
Alumina	$—	$—
Primary Metals	11	(1)
Flat-Rolled Products	4	2
Engineered Products and Solutions	27	—
Packaging and Consumer	—	36

Segment total	42	37
Corporate	27	1

Total restructuring and other charges	$69	$38

As of March 31, 2009, approximately 340 of the 2,500 employees associated with 2009 restructuring programs and 4,100 of the 6,300 employees associated with 2008 restructuring programs were terminated. The remaining terminations for 2008 restructuring programs are expected to be completed by the end of 2009. In the 2009 first quarter, cash payments of $4 and $42 were made against the severance reserves related to the 2009 and 2008 restructuring programs, respectively.

Activity and reserve balances for restructuring charges are as follows (the amounts in the table below include activity for the EES business because the related reserve balances are not included in liabilities of operations held for sale):

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2007	$115	$42	$157

2008:
Cash payments	(91)	(19)	(110)
Restructuring charges	236	65	301
Other	(9)	(11)	(20)

Reserve balances at December 31, 2008	251	77	328

2009:
Cash payments	(63)	(3)	(66)
Restructuring charges	48	2	50
Other	(9)	(1)	(10)

Reserve balances at March 31, 2009	$227	$75	$302

The remaining reserves are expected to be paid in cash during 2009, with the exception of approximately $75 to $80, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On March 31, 2009, Alcoa completed the non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s (Orkla) 50% stake in the Elkem Aluminium ANS joint venture (Elkem). Alcoa now owns 100% of Elkem and Orkla now owns 100% of Sapa AB. Prior to the completion of the exchange transaction, Alcoa accounted for its investments in Sapa AB and Elkem on the equity method and the carrying values were $475 and $435, respectively, at December 31, 2008. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt (thousand metric tons) and the anode plant in Mosjøen in which Alcoa already holds an 82% stake. These three facilities employ approximately 700 workers combined. The individual assets and liabilities of Elkem were included in the Primary Metals segment at March 31, 2009 (the final amounts to be recorded will be based on valuation and other studies that have not yet been completed) and Elkem’s results of operations will be reflected in this segment starting on April 1, 2009. The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax), comprised of a $156 adjustment to the carrying value of Alcoa’s existing 50% interest in Elkem in accordance with the fair value measurement provisions of SFAS 141(R) and a $32 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture. The $188 gain was reflected in Other expenses, net on the accompanying Consolidated Statement of Operations, of which $156 ($112 after-tax) was reflected in the Primary Metals segment and $32 ($21 after-tax) was reflected in Corporate. The portion of the gain reflected in Corporate was because the original write-down of the 45.45% Sapa AB investment to its estimated fair value in December 2008 was reflected in Corporate. At the time the exchange transaction was completed, Elkem had $18 in cash, which was reflected in the accompanying Consolidated Statement of Cash Flows on the acquisitions line.

F. Inventories

	March 31, 2009	December 31, 2008
Finished goods	$575	$747
Work-in-process	818	960
Bauxite and alumina	646	724
Purchased raw materials	477	575
Operating supplies	240	232

	$2,756	$3,238

At March 31, 2009 and December 31, 2008, 37% and 39% of total inventories, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $1,033 and $1,078 higher at March 31, 2009 and December 31, 2008, respectively.

G. Investments – On February 12, 2009, Alcoa and the Aluminum Corporation of China (Chinalco) entered into an agreement in which Chinalco redeemed the convertible senior secured note (the “note”) that was previously issued by a special purpose vehicle called Shining Prospect Pte. Ltd., which is a private limited liability company created solely for the purpose of acquiring shares of Rio Tinto plc (RTP). Alcoa had joined with Chinalco on February 1, 2008 to acquire 12% of the U.K. common stock of RTP for approximately $14,000. Alcoa had contributed $1,200 of the $14,000 through the purchase of the note. Under the agreement executed on February 12, 2009, Alcoa will receive $1,021 in cash in three installments over a six-month period ending July 31, 2009, of which $501 was received through March 31, 2009 and is reflected in Sales of investments on the accompanying Statement of Consolidated Cash Flows. The remaining $520 was included in Other receivables on the accompanying Consolidated Balance Sheet and is not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash activity. As a result of this transaction, Alcoa realized a loss of $182 ($118 after-tax), which is reflected in Other expenses, net on the accompanying Consolidated Statement of Operations, and reversed the unrealized loss that had been recognized in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet since the initial investment was made.

H. Debt – On March 24, 2009, Alcoa issued $575 of 5.25% convertible notes due 2014 (the “convertible notes”). The issuance of the convertible notes includes $75 related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the convertible notes was $13 and will be amortized to interest expense over the five-year term of the convertible notes. The convertible notes were issued under Alcoa’s shelf registration statement dated March 10, 2008.

Interest on the convertible notes is payable semi-annually in arrears on March 15th and September 15th each year, commencing on September 15, 2009. If there is an event of default under the convertible notes, the principal amount of the convertible notes, plus accrued and unpaid interest, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency, or reorganization occurs.

Alcoa does not have the right to redeem the convertible notes prior to the stated maturity date. Holders of the convertible notes have the option to convert their notes into shares of Alcoa’s common stock at any time prior to the close of business on the second scheduled trading day (March 13, 2014) immediately preceding the stated maturity date (March 15, 2014). The initial conversion rate for the convertible notes is 155.4908 shares of Alcoa’s common stock per $1,000 (in whole dollars) principal amount of notes (89,407,210 shares), equivalent to a conversion price of approximately $6.43 per share, subject to adjustment, as defined in the convertible notes. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of Alcoa’s common stock and no cash payment or additional shares will be given to holders.

On the issuance date of the convertible notes, the market price of Alcoa’s common stock was above the stated conversion price of $6.43 creating a beneficial conversion option to the holders, as the convertible notes were “in-the-money.” The beneficial conversion option is defined as a benefit provided to the holders in the form of non-cash interest expense to the Company. As a result, Alcoa recorded a $66 increase to additional capital and a corresponding decrease in the carrying value of the convertible notes representing the intrinsic value of the beneficial conversion option. The $66 decrease will be amortized to interest expense over the five-year term of the convertible notes effectively accreting the carrying value of the convertible notes to $575 by the stated maturity date.

If Alcoa undergoes a fundamental change, as defined in the convertible notes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest up to, but excluding, the repurchase date. Such a repurchase will be made in cash.

The convertible notes are general unsecured obligations and rank senior in right of payment to any of Alcoa’s future indebtedness that is expressly subordinated in right of payment to the convertible notes and equally in right of payment with all of Alcoa’s existing and future unsecured indebtedness and liabilities that are not so subordinated. The convertible notes effectively rank junior to any secured indebtedness of Alcoa to the extent of the value of the assets securing such indebtedness, and are effectively subordinated to all debt and other liabilities of Alcoa’s subsidiaries.

The net proceeds from the convertible notes ($562) and the issuance of common stock (see Note L) were used to prepay the $1,300 outstanding under Alcoa’s 364-day revolving credit facility (see below). The remaining net proceeds were used for general corporate purposes.

During the first quarter of 2009, Alcoa borrowed $1,300 under the $1,900 364-day senior unsecured revolving credit facility to support its operations. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of the convertible notes (see above) and common stock (see Note L). There were no amounts outstanding under the $1,900 364-day senior unsecured revolving credit facility at March 31, 2009.

Also during the first quarter of 2009, Alcoa Alumínio (Alumínio) borrowed a total of $255 in new loans with a weighted-average interest rate of 5.25% and a weighted-average maturity of 276 days from six financial institutions. The purpose of the new borrowings is to support Alumínio’s export operations.

Additionally during the first quarter of 2009, Alumínio borrowed $105 (R$236) under the existing BNDES (Brazil’s National Bank for Economic and Social Development) loans related to the Juruti bauxite mine development, São Luís refinery expansion, and Estreito hydroelectric power project. Total borrowings under the BNDES loans were $663 (R$1,545) as of March 31, 2009.

I. Commitments and Contingencies

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa's Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

From 2004 through 2008, Alcoa completed the work outlined in the ROPS. In November 2008, Alcoa submitted an update to the EPA incorporating the new information obtained from the ROPS related to the feasibility and costs associated with various capping and dredging alternatives, including options for ice control. As a result, Alcoa increased the reserve associated with the Grasse River by $40 for the estimated costs of a proposed ice control remedy and for partial settlement of potential damages of natural resources.

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

While continuing the cleanup work on the Columbia River during the 2009 first quarter, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. As cleanup work progresses and final remedies are negotiated with WDE, a subsequent reserve adjustment may be necessary.

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

Alcoa’s remediation reserve balance was $312 and $316 at March 31, 2009 and December 31, 2008 (of which $39 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2009, the remediation reserve was increased by $7 associated with various sites, including the former Vancouver property discussed above. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $11 in the 2009 first quarter. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Investments

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $189 (R$440) and $182 (R$436) at March 31, 2009 and December 31, 2008, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $420 (R$970), which represents Alcoa’s investment and guarantees of debt as of March 31, 2009.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Total estimated project costs are approximately $1,500 (R$3,600) and Alumínio’s share is approximately $400 (R$920). As of March 31, 2009, Alumínio has contributed $180 (R$420) towards the $400 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $350 (R$820) and Alumínio’s share is approximately $120 (R$290). As of March 31, 2009, Alumínio has contributed $100 (R$220) towards the $120 commitment.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $100 (A$132), including $15 (A$23) in the 2009 first quarter, and committed to invest an additional $33 (A$51) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $330 (A$490) as of March 31, 2009.

Other

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

Alcoa believes that the total potential impact from a loss of the tariff would be approximately $20 pretax (€15) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is expected in 2009. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the decision of the EC to open the investigation alleging that such decision did not follow the applicable procedural rules. This appeal, which may be withdrawn by Alcoa at any time, is expected to be resolved in 2009.

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

J. Other Expenses, Net

	First quarter ended March 31,
	2009	2008
Equity loss (income)	$23	$(28)
Interest income	(1)	(14)
Foreign currency losses, net	14	47
(Gains) losses from asset sales	(27)	1
Other, net	21	52

	$30	$58

In the first quarter of 2009, (Gains) losses from asset sales include a $188 gain related to the Elkem/Sapa AB exchange transaction (see Note E) and a $182 loss on the sale of the Shining Prospect investment (see Note G).

K. Segment Information – Alcoa’s reportable segments, reclassified to exclude discontinued operations and assets held for sale (see Note C for additional information), are as follows (differences between segment totals and consolidated totals are in Corporate):

First quarter ended March 31, 2009	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Sales:
Third-party sales	$430	$844	$1,622	$1,158	$—	$4,054
Intersegment sales	384	393	30	—	—	807

Total sales	$814	$1,237	$1,652	$1,158	$—	$4,861

Profit and loss:
Equity income (loss)	$2	$(30)	$—	$—	$—	$(28)
Depreciation, depletion, and amortization	55	122	56	36	—	269
Income taxes	(1)	(147)	(1)	47	—	(102)
After-tax operating income (ATOI)	35	(212)	(62)	96	—	(143)

First quarter ended March 31, 2008
Sales:
Third-party sales	$680	$1,877	$2,492	$1,395	$497	$6,941
Intersegment sales	667	1,105	77	—	—	1,849

Total sales	$1,347	$2,982	$2,569	$1,395	$497	$8,790

Profit and loss:
Equity income	$2	$9	$—	$—	$—	$11
Depreciation, depletion, and amortization	74	124	60	37	—	295
Income taxes	57	116	22	57	10	262
ATOI	169	307	41	140	11	668

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	First quarter ended March 31,
	2009	2008
Total segment ATOI	$(143)	$668
Unallocated amounts (net of tax):
Impact of LIFO	29	(31)
Interest income	1	9
Interest expense	(74)	(64)
Noncontrolling interests	(10)	(67)
Corporate expense	(71)	(82)
Restructuring and other charges	(46)	(30)
Discontinued operations	(17)	4
Other	(166)	(104)

Consolidated net (loss) income attributable to Alcoa	$(497)	$303

Items required to reconcile segment ATOI to consolidated net (loss) income attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

In the first quarter of 2009, Other also included a $118 realized loss on the sale of the Shining Prospect investment (see Note G) and a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture (see Note E).

L. Preferred and Common Stock – On March 24, 2009, Alcoa issued 172.5 million shares of common stock (par value of $1 per share) at a price of $5.25 per share. The issuance of common stock includes 22.5 million shares related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the common stock was $30 and was recorded as a decrease to additional capital. The common stock was issued under Alcoa’s shelf registration statement dated March 10, 2008. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of March 31, 2009, there were 1,097,074,538 common shares issued and 974,275,393 common shares outstanding.

The net proceeds from the issuance of common stock ($876) and the convertible notes (see Note H) were used to prepay the $1,300 outstanding under Alcoa’s 364-day revolving credit facility (see Note H). The remaining net proceeds were used for general corporate purposes.

M. Earnings Per Share – Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. The information used to compute basic and diluted EPS on (loss) income from continuing operations attributable to Alcoa common shareholders is as follows (shares in millions):

	First quarter ended March 31,
	2009	2008
(Loss) income from continuing operations attributable to Alcoa common shareholders	$(480)	$299
Less: preferred stock dividends	1	1

(Loss) income from continuing operations available to Alcoa common shareholders	$(481)	$298

Average shares outstanding – basic	817	818
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	—	7

Average shares outstanding – diluted	817	825

In the first quarter of 2009, basic average shares outstanding and diluted average shares outstanding were the same because the effect of dilutive securities was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 7 million stock awards and performance awards and 89 million share equivalents related to the convertible notes were not included in the computation of diluted EPS. Had Alcoa generated income from continuing operations, 11 million potential shares of common stock related to the stock awards, performance awards, and convertible notes would have been included in diluted average shares outstanding.

Options to purchase 68 million and 21 million shares of common stock at a weighted average exercise price of $24.67 and $41.23 per share were outstanding as of March 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the options’ exercise price was greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the first quarter of 2009 and 2008 was 39.5% (benefit on a loss) and 36.7% (provision on income), respectively. The rate for the 2009 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S dollars, an $11 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction, and a $15 tax benefit for unbenefitted operational losses that are excluded from the estimated annual effective tax rate calculation. The rate for the 2008 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax charge related to the allocation of the sale proceeds of the businesses within the former Packaging and Consumer segment to higher tax rate jurisdictions as opposed to the allocation previously contemplated, mostly offset by lower taxes on foreign income.

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Pension benefits		Postretirement benefits
First quarter ended March 31,	2009	2008	2009	2008
Service cost	$35	$45	$5	$7
Interest cost	167	172	46	48
Expected return on plan assets	(191)	(206)	(3)	(4)
Amortization of prior service cost (benefit)	4	4	(3)	(3)
Recognized actuarial loss	28	23	11	12
Curtailments	—	2	—	3
Settlements	—	11	—	—

Net periodic benefit cost	$43	$51	$56	$63

P. Derivatives and Other Financial Instruments – Alcoa is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC). The SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC reports to the Board of Directors on the scope of its activities.

The aluminum, energy, interest rate, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. The Company is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Prepaid expenses and other current assets	$72	$—
Interest rate contracts	Prepaid expenses and other current assets	19	14
Foreign exchange contracts	Prepaid expenses and other current assets	8	—
Aluminum contracts	Other assets	106	26
Interest rate contracts	Other assets	133	146
Foreign exchange contracts	Other assets	1	—

Total derivatives designated as hedging instruments under SFAS 133		$339	$186

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Prepaid expenses and other current assets	$22	$35
Energy contracts	Prepaid expenses and other current assets	11	17
Energy contracts	Other assets	—	1

Total derivatives not designated as hedging instruments under SFAS 133		$33	$53

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$22	$3
Interest rate contracts	Other assets	41	64

Sub-total		$63	$67

Total Asset Derivatives		$309	$172

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Fair value of derivative contracts	$392	$492
Energy contracts	Fair value of derivative contracts	35	20
Interest rate contracts	Fair value of derivative contracts	—	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	220	309
Energy contracts	Other noncurrent liabilities and deferred credits	29	14

Total derivatives designated as hedging instruments under SFAS 133		$676	$837

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Fair value of derivative contracts	$37	$49
Energy contracts	Fair value of derivative contracts	11	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	11	15
Energy contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	42	21

Total derivatives not designated as hedging instruments under SFAS 133		$101	$103

Less margin posted:
Aluminum contracts	Fair value of derivative contracts	$93	$119

Total Liability Derivatives		$684	$821

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following section describes the valuation methodologies used by Alcoa to measure derivative contracts at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of aluminum, energy, interest rate, and foreign exchange contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	March 31, 2009	December 31, 2008
Assets:
Level 1	$220	$79
Level 2	152	160
Level 3	—	—
Margin held*	(63)	(67)

Total	$309	$172

Liabilities:
Level 1	$459	$569
Level 2	15	30
Level 3	303	341
Margin posted*	(93)	(119)

Total	$684	$821

*	Margin held represents cash collateral received related to interest rate derivative contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum derivative contracts included in Level 1. Alcoa elected to net margin held and posted against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

First quarter ended March 31, 2009
Balance at beginning of period	$341
Total realized/unrealized (losses) or gains included in:
Sales	(1)
Cost of goods sold	9
Other expenses, net	20
Other comprehensive income	(72)
Purchases, sales, issuances, and settlements	—
Transfers in and (or) out of Level 3*	6

Balance at end of period	$303

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at March 31, 2009:
Sales	$(1)
Cost of goods sold	9
Other expenses, net	20

*	In the first quarter of 2009, there was a transfer of a derivative contract into Level 3 due to the acquisition of an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction (see Note E).

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $303 as of March 31, 2009. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to Alcoa’s power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for the embedded derivative in a power contract are included in Other expenses, net on the accompanying Statement of Consolidated Operations. None of the Level 3 positions on hand at March 31, 2009 resulted in any unrealized gains in the accompanying Statement of Consolidated Income.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		First quarter ended March 31,
		2009	2008
Aluminum contracts	Sales	$(141)	$359
Interest rate contracts	Interest expense	11	2
Foreign exchange contracts	Other expenses, net	—	(1)

Total		$(130)	$360

Aluminum. Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2009 and 2008, Alcoa had 814 kmt and 557 kmt, respectively, of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2009 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2009 and 2008, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. In both periods, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

Foreign Exchange. During 2008, Alcoa used cross-currency interest rate swaps that effectively converted its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no transactions that ceased to qualify as a fair value hedge in the 2009 and 2008 first quarters.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,			First quarter ended March 31,			First quarter ended March 31,
	2009	2008		2009	2008		2009	2008
Aluminum contracts	$114	$(225)	Sales	$14	$(36)	Other expenses, net	$2	$1
Aluminum contracts	12	42	Other expenses, net	47	(5)	Other expenses, net	—	—
Energy contracts	(26)	(74)	Cost of goods sold	(7)	(14)	Other expenses, net	—	—
Foreign exchange contracts	—	—	Sales	—	22	Other expenses, net	—	—
Foreign exchange contracts	—	—	Cost of goods sold	—	(8)	Other expenses, net	—	—

Total	$100	$(257)		$54	$(41)		$2	$1

*	Assuming market rates remain constant with the rates at March 31, 2009, a gain of $41 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2009 and 2008, the amount of gain or (loss) recognized in income represents $2 and $1, respectively, related to the ineffective portion of the hedging relationships. There was also an immaterial amount related to the amount excluded from the assessment of hedge effectiveness for the first quarter ended March 31, 2008.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil, and electricity for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the London Metal Exchange (LME) aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. In the 2009 first quarter, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, in the Elkem transaction (see Note E).

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of March 31, 2009 and 2008.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. In the 2009 first quarter, Alcoa acquired foreign currency derivatives in the Elkem transaction (see Note E) which cover anticipated foreign currency exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31, 2009	December 31, 2008
Aluminum contracts (kmt)	1,876	1,252
Energy contracts (megawatt hours)	3,615,480	3,971,715
Foreign exchange contracts	$153	$—

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		First quarter ended March 31,
		2009	2008
Aluminum contracts	Sales	$(12)	$25
Aluminum contracts	Other expenses, net	11	(30)
Embedded credit derivative	Other expenses, net	(21)	—
Foreign exchange contracts*	Other expenses, net	2	—

Total		$(20)	$(5)

*	As of March 31, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

The embedded credit derivative relates to a power contract that indexes the difference between the long-term debt rating of Alcoa and the counterparty from any of the three major credit rating agencies. If Alcoa’s credit ratings were downgraded at any time, an independent investment banker would be consulted to determine a hypothetical interest rate for both parties. The two interest rates would be netted and the resulting difference would be multiplied by Alcoa’s equivalent percentage of the outstanding principal of the counterparty’s debt obligation as of December 31st of the year preceding the calculation date. This differential would be added to the cost of power in the period following the calculation date.

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

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2009, and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive (loss) income and consolidated cash flows for each of the three-month periods ended March 31, 2009 and 2008. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

As discussed in Note B to the accompanying consolidated interim financial statements, Alcoa adopted new accounting and reporting for noncontrolling interests effective January 1, 2009. Also, as described in Note B to the accompanying consolidated interim financial statements, Alcoa adopted new accounting for business combinations effective January 1, 2009.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related statements of consolidated operations, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note B to the accompanying consolidated interim financial statements, Alcoa changed its method of accounting for noncontrolling interests effective January 1, 2009 which required retrospective application. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

April 23, 2009

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

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. For a discussion of some of the specific factors that may cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements, see Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2008 and the following sections of this report: Note I to the Consolidated Financial Statements and the disclosures included below under Segment Information, Environmental Matters, and Quantitative and Qualitative Disclosures about Market Risk. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2009	2008
Sales	$4,147	$6,998
Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(480)	$299
(Loss) income from discontinued operations	(17)	4

Net (loss) income	$(497)	$303

Earnings per share attributable to Alcoa common shareholders:
Diluted – (Loss) income from continuing operations	$(0.59)	$0.36
Diluted – Net (loss) income	(0.61)	0.37
Shipments of aluminum products (kmt)	1,175	1,357
Shipments of alumina (kmt)	1,737	1,995
Alcoa’s average realized price per metric ton of aluminum	$1,567	$2,801

Loss from continuing operations attributable to Alcoa was $480, or $0.59 per diluted share, in the 2009 first quarter compared with income from continuing operations of $299, or $0.36 per share, in the 2008 first quarter. The loss from continuing operations in the 2009 first quarter was the result of a decline of $779 compared to the corresponding period in 2008, primarily due to the following: significant declines in realized prices for alumina and aluminum; decreases in volume in the downstream segments; and a loss on the sale of an equity investment; all of which was partially offset by net favorable foreign currency movements due to a stronger U.S. dollar; a gain on the exchange of equity interests; income tax benefits due to various discrete items and a current operating loss position; productivity improvements and procurement efficiencies across all businesses; and various favorable inventory adjustments.

Net loss attributable to Alcoa for the 2009 first quarter was $497, or $0.61 per share, compared with net income of $303, or $0.37 per share, for the corresponding period in 2008. Net loss in the 2009 first quarter included a loss of $17 from discontinued operations and net income in the 2008 first quarter included income of $4 from discontinued operations. The amount from discontinued operations in both periods represents the operational results of the Electrical and Electronic Solutions business.

Late in 2008, management made the decision to reduce Alcoa’s aluminum and alumina production in response to the significant economic downturn. As a result of this decision, reductions of 750 kmt, or 18%, of annualized output from Alcoa’s global smelting system were implemented (includes previous curtailment at Rockdale, TX). Accordingly, reductions in alumina output were also initiated with a plan to reduce production by 1,500 kmt-per-year across the global refining system. The aluminum and alumina production curtailments were completed by the end of the first quarter of 2009 as planned. Smelters in Rockdale, TX (267 kmt-per-year) and Tennessee (215 kmt-per-year) were fully curtailed while another 268 kmt-per-year was partially curtailed at various other locations, including the smelter in Ferndale, WA (93 kmt-per-year). In March 2009, management made the decision to fully curtail the Massena East smelter (125 kmt-per-year) in the second quarter of 2009. The refinery in Point Comfort, TX was partially curtailed by approximately 1,500 kmt-per-year between the fourth quarter of 2008 and the first quarter of 2009.

In March 2009, Alcoa announced a series of operational and financial actions, which were in addition to those announced at the end of 2008, to significantly improve the Company’s cost structure and liquidity. Operational actions include procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions include a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share beginning with the dividend payable May 25, 2009 and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds.

Sales for the 2009 first quarter decreased $2,851, or 41%, compared with the same period in 2008. The decline was mainly driven by a drop in realized prices for alumina (36%) and aluminum (44%), decreases in volume in the downstream segments due to weak end markets, and the absence of sales from the businesses within the former Packaging and Consumer segment ($497 in the 2008 first quarter).

Cost of goods sold (COGS) as a percentage of Sales was 99.9% in the 2009 first quarter compared with 79.0% in the 2008 first quarter. The percentage was negatively impacted by the significant declines in realized prices for alumina and aluminum and decreases in volume in the downstream segments. These items were slightly offset by favorable foreign currency movements due to a stronger U.S. dollar, productivity improvements and procurement efficiencies across all businesses, favorable inventory adjustments as a result of the considerable drop in LME prices, and decreases in energy costs.

Selling, general administrative, and other expenses (SG&A) decreased $77 in the 2009 first quarter compared with the corresponding period in 2008. The decline was primarily due to reductions in labor costs as a result of implemented severance programs; decreases in expenses for travel, selling and marketing, contractors and consultants, and information technology as part of Alcoa’s cost savings initiatives; and the absence of the businesses within the former Packaging and Consumer segment ($34 in the 2008 first quarter). SG&A as a percentage of Sales increased from 4.6% in the 2008 first quarter to 5.9% in the 2009 first quarter.

Research and development expenses declined $22, or 35%, in the 2009 first quarter compared to the same period in 2008. The decrease was mainly driven by implementation of Alcoa’s cost reduction initiatives and the absence of the businesses within the former Packaging and Consumer segment ($3 in the 2008 first quarter).

The Provision for depreciation, depletion, and amortization decreased $31, or 10%, in the 2009 first quarter compared to the corresponding period in 2008. The decline was principally the result of a reduction in depreciation expense due to the extension of depreciable lives for a majority of various rolled products and hard alloy extrusions locations based upon a review of estimated useful lives completed in the 2008 third quarter, and the cessation of depreciation expense beginning in January 2009 related to the Global Foil and Transportation Products Europe businesses due to the classification of these businesses as held for sale.

Restructuring and other charges in the 2009 first quarter were $69 ($46 after-tax and noncontrolling interests), which were comprised of $48 ($32 after-tax and noncontrolling interests) for the layoff of approximately 2,500 employees (2,190 in the Engineered Products and Solutions segment, 160 in the Primary Metals segment, 60 in the Flat-Rolled Products segment, and 90 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of SFAS 141(R) (see Recently Adopted and Recently Issued Accounting Standards); and $3 ($2 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs. Restructuring and other charges in the 2008 first quarter were $38 ($29 after-tax and noncontrolling interests), which were comprised of a $36 ($28 after-tax) loss on the sale of the businesses within the former Packaging and Consumer segment and $2 ($1 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

Alcoa does not include restructuring and other charges in the segment results. The pretax impact of allocating restructuring and other charges to the segment results would have been as follows:

	First quarter ended March 31,
	2009	2008
Alumina	$—	$—
Primary Metals	11	(1)
Flat-Rolled Products	4	2
Engineered Products and Solutions	27	—
Packaging and Consumer	—	36

Segment total	42	37
Corporate	27	1

Total restructuring and other charges	$69	$38

As of March 31, 2009, approximately 340 of the 2,500 employees associated with 2009 restructuring programs and 4,100 of the 6,300 employees associated with 2008 restructuring programs were terminated. The remaining terminations for 2008 restructuring programs are expected to be completed by the end of 2009. In the 2009 first quarter, cash payments of $4 and $42 were made against the severance reserves related to the 2009 and 2008 restructuring programs, respectively.

Interest expense rose $15, or 15%, in the 2009 first quarter compared with the corresponding period in 2008. The increase was primarily due to a 38% higher average debt level, mostly the result of the $1,500 in new senior notes issued in July 2008 and borrowings on the BNDES loans related to the Juruti and São Luís growth projects that began in April 2008, partially offset by an increase of $9 in interest capitalized on construction projects, principally due to the Juruti and São Luís growth projects.

Other expenses, net declined $28, or 48%, in the 2009 first quarter compared with the same period in 2008. The decrease was mostly due to a $188 gain on the Elkem/Sapa AB exchange transaction; mark-to-market gains on derivative contracts; smaller unfavorable foreign currency movements due to a stronger U.S. dollar; and a $22 gain on the sale of property in Vancouver, WA. These positive impacts were partially offset by a $182 realized loss on the sale of the Shining Prospect investment and a decrease in equity income related to Alcoa’s share of the results of Elkem, Sapa AB, and Shining Prospect prior to the exchange and sale of these investments.

The effective tax rate for the first quarter of 2009 and 2008 was 39.5% (benefit on a loss) and 36.7% (provision on income), respectively. The rate for the 2009 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S dollars, an $11 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction, and a $15 tax benefit for unbenefitted operational losses that are excluded from the estimated annual effective tax rate calculation. The rate for the 2008 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax charge related to the allocation of the sale proceeds of the businesses within the former Packaging and Consumer segment to higher tax rate jurisdictions as opposed to the allocation previously contemplated, mostly offset by lower taxes on foreign income.

Net income attributable to noncontrolling interests for the 2009 first quarter decreased $57, or 85%, compared with the corresponding period in 2008. The decline was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC) mainly driven by a significant drop in realized prices.

Segment Information

I. Alumina

	First quarter ended March 31,
	2009	2008
Alumina production (kmt)	3,445	3,870
Third-party alumina shipments (kmt)	1,737	1,995

Third-party sales	$430	$680
Intersegment sales	384	667

Total sales	$814	$1,347

After-tax operating income (ATOI)	$35	$169

Alumina production decreased 11% in the 2009 first quarter compared with the corresponding period in 2008. The reduction was mostly the result of the effects of the curtailments initiated between the fourth quarter of 2008 and the first quarter of 2009, including approximately 1,500 kmt-per-year at the Point Comfort, TX refinery.

Third-party sales for the Alumina segment declined 37% in the 2009 first quarter compared with the same period in 2008. The decrease was primarily due to a 36% drop in realized prices, driven by significantly lower LME prices, and a 13% reduction in volume.

Intersegment sales decreased 42% in the 2009 first quarter compared to the corresponding period in 2008 mostly due to a drop in realized prices and a reduction in demand from the Primary Metals segment.

ATOI for this segment declined 79% in the 2009 first quarter compared to the same period in 2008. The decrease was primarily the result of the significant drop in realized prices, partially offset by favorable foreign currency movements due to a stronger U.S. dollar, a net decrease in input costs, and productivity improvements and procurement efficiencies across all regions.

In the second quarter of 2009, continued productivity improvements and procurement efficiencies are anticipated and a slight decline in refinery production in order to match smelter demand is expected. Also, start-up costs between $10 and $15 related to the São Luís refinery expansion and Juruti bauxite mine development will impact results.

II. Primary Metals

	First quarter ended March 31,
	2009	2008
Aluminum production (kmt)	880	995
Third-party aluminum shipments (kmt)	683	665

Alcoa’s average realized price per metric ton of aluminum	$1,567	$2,801

Third-party sales	$844	$1,877
Intersegment sales	393	1,105

Total sales	$1,237	$2,982

ATOI	$(212)	$307

Aluminum production decreased 12% in the 2009 first quarter compared with the corresponding period in 2008. The reduction was mainly the result of the effects of smelter curtailments that began at the end of the second quarter of 2008, including the smelters in Rockdale, TX (267 kmt-per-year), and Tennessee (215 kmt-per-year), slightly offset by an increase in production at the Iceland smelter, as this smelter was not at full capacity until April 2008.

Third-party sales for the Primary Metals segment declined 55% in the 2009 first quarter compared with the same period in 2008. The decrease was mostly the result of a 44% drop in realized prices driven by a 50% decline in LME prices.

Intersegment sales decreased 64% in the 2009 first quarter compared to the corresponding period in 2008 mainly as a result of a drop in realized prices and a decline in volume due to lower demand from the downstream segments.

ATOI for this segment declined $519 in the 2009 first quarter compared to the same period in 2008. The decrease was primarily due to the significant drop in realized prices somewhat offset by lower costs for alumina and a gain ($112) related to Alcoa’s acquisition of the other 50% of Elkem Aluminium ANS (Elkem). Through the first quarter of 2009, the Primary Metals segment recognized its existing 50% share of the operating results of Elkem as equity income. Starting in the second quarter of 2009, this segment will reflect 100% of the operational results of the two smelters (282 kmt-per-year) and anode facility owned by Elkem.

At March 31, 2009, Alcoa had 1,202 kmt of idle capacity on a base capacity of 4,813 kmt. In the 2009 first quarter, idle capacity increased by 395 kmt compared to December 31, 2008 due to the completion of targeted curtailment reductions, including 215 kmt at the Tennessee smelter and 180 kmt at various other smelters. Base capacity rose by 282 kmt at March 31, 2009 as compared to December 31, 2008 due to the addition of the Elkem smelters. In the second quarter of 2009, idle capacity will increase by an estimated 100 kmt due to the temporary shutdown of the Massena East smelter (125 kmt), as a result of continued curtailments to address the significant decline in LME prices and aluminum demand.

In the second quarter of 2009, lower production is anticipated as the full impact of the various smelter curtailments is realized. Procurement actions and productivity improvements are expected to benefit results.

III. Flat-Rolled Products

	First quarter ended March 31,
	2009	2008
Third-party aluminum shipments (kmt)	455	610

Third-party sales	$1,622	$2,492
Intersegment sales	30	77

Total sales	$1,652	$2,569

ATOI	$(62)	$41

Third-party sales for the Flat-Rolled Products segment decreased 35% in the 2009 first quarter compared with the corresponding period in 2008 mostly the result of a reduction in volumes across all businesses, mainly due to weak end markets in Europe and North America, and a decline in realized prices.

ATOI for this segment declined $103 in the 2009 first quarter compared to the same period in 2008. The decrease was primarily due to reduced volumes across all businesses and lower prices, partially offset by favorable foreign currency movements, principally the result of a weaker Russian ruble, and productivity improvements and procurement efficiencies.

In the second quarter of 2009, weak end markets are expected to persist while benefits from productivity and procurement actions are anticipated.

IV. Engineered Products and Solutions

	First quarter ended March 31,
	2009	2008
Third-party aluminum shipments (kmt)	28	48

Third-party sales	$1,158	$1,395

ATOI	$96	$140

Third-party sales for the Engineered Products and Solutions segment decreased 17% in the 2009 first quarter compared with the corresponding period in 2008 mostly due to lower volumes across all businesses because of weak end markets.

ATOI for this segment declined 31% in the 2009 first quarter compared to the same period in 2008. The decrease was principally the result of lower volumes across all businesses, partially offset by productivity improvements and procurement efficiencies realized in all businesses.

In the second quarter of 2009, benefits from productivity and procurement actions are anticipated while weak end markets are expected to persist.

V. Packaging and Consumer

	First quarter ended March 31,
	2009	2008
Third-party aluminum shipments (kmt)	—	19

Third-party sales	$—	$497

ATOI	$—	$11

On February 29, 2008, Alcoa completed the sale of its Packaging and Consumer businesses to Rank Group Limited. The Packaging and Consumer segment no longer contains any operations.

Reconciliation of ATOI to Consolidated Net (Loss) Income Attributable to Alcoa

Items required to reconcile segment ATOI to consolidated net (loss) income attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the corporate effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	First quarter ended March 31,
	2009	2008
Total segment ATOI	$(143)	$668
Unallocated amounts (net of tax):
Impact of LIFO	29	(31)
Interest income	1	9
Interest expense	(74)	(64)
Noncontrolling interests	(10)	(67)
Corporate expense	(71)	(82)
Restructuring and other charges	(46)	(30)
Discontinued operations	(17)	4
Other	(166)	(104)

Consolidated net (loss) income attributable to Alcoa	$(497)	$303

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for the 2009 first quarter compared with the corresponding period in 2008 consisted of:

•	a $60 change in the Impact of LIFO due to lower prices for alumina and metal, both of which were driven by a significant drop in LME prices;

•

a $10 increase in Interest expense, primarily due to a 38% higher average debt level, mostly the result of the $1,500 in new senior notes issued in July 2008 and borrowings on the BNDES loans related to the Juruti and São Luís growth projects that began in April 2008, partially offset by an increase in interest capitalized on construction projects, principally due to the Juruti and São Luís growth projects.

•	a $57 decrease in Noncontrolling interests, mainly due to lower earnings at AWAC primarily driven by a significant drop in realized prices;

•

an $11 decline in Corporate expense, principally due to reductions in labor costs as a result of implemented severance programs and decreases in expenses for travel, selling and marketing, contractors and consultants, and information technology as part of Alcoa’s cost savings initiatives;

•

a $16 increase in Restructuring and other charges, primarily due to $34 in restructuring charges, mostly for a further headcount reduction of 2,500; and $12 for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of SFAS 141(R); partially offset by the absence of a $28 loss on the sale of the businesses within the former Packaging and Consumer segment;

•

a $21 change in Discontinued operations, reflecting the declining operating results of the Electrical and Electronic Solutions business, mainly the result of the significant deterioration of the automotive markets this business serves; and

•

a $62 change in Other, principally the result of a $118 realized loss on the sale of the Shining Prospect investment, partially offset by a $28 discrete income tax benefit due to a change in Canadian tax law; a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture; and the absence of a $28 discrete income tax charge related to the allocation of the sale proceeds of the businesses within the former Packaging and Consumer segment to higher tax rate jurisdictions as opposed to the allocation previously contemplated.

Liquidity and Capital Resources

In March 2009, Alcoa announced a series of operational and financial actions, which were in addition to those announced at the end of 2008, to significantly improve the Company’s cost structure and liquidity. Operational actions include procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions include a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share beginning with the dividend payable May 25, 2009 and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds. Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs.

Cash From Operations

Cash used for operations was $271 in the 2009 first quarter compared with cash used for operations of $288 in the same period of 2008. The improvement of $17 is principally due to a $739 cash inflow associated with working capital and a positive $149 net change in noncurrent assets and liabilities, both of which were mostly offset by lower earnings. The major components of the change in working capital were as follows: a $624 decrease in receivables, primarily as a result of lower sales across all businesses; a $761 reduction in inventories, mostly due to Alcoa’s response to reduced customer demand for most businesses; a $453 decrease in accounts payable, trade, principally the result of lower purchasing needs and declining commodity prices; a $77 increase in accrued expenses, mainly driven by timing of various expenses; and a decline of $316 in taxes, including taxes on income, mostly due to the change from an operating income position to an operating loss position.

Financing Activities

Cash provided from financing activities was $503 in the 2009 first quarter, an increase of $558 compared with cash used for financing activities of $55 in the corresponding period of 2008. The source of cash in the 2009 first quarter was primarily due to $876 from the issuance of 172.5 million shares of common stock; $689 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $105 in borrowings under the BNDES loans, which support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $209 from the net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s $1,900 364-day senior unsecured revolving credit facility within the 2009 first quarter), principally the result of $255 in loans to support Alcoa Alumínio’s export operations; and net cash received from noncontrolling interests of $82, principally related to Alumina Limited’s share of the growth projects in Brazil; all of which was partially offset by a $1,202 decrease in outstanding commercial paper due to the tightening in the credit markets and a reduction in market availability as a result of Alcoa’s current credit ratings and $137 in dividends paid to shareholders. In the 2008 first quarter, the use of cash was primarily the result of $430 for the repurchase of common stock; $159 in repayments of long-term debt, mainly due to a payment of $150 for 6.625% Notes due March 2008; and $140 in dividends paid to shareholders; all of which was mostly offset by a $600 increase in outstanding commercial paper to support operations and capital spending and net cash received from noncontrolling interests of $79, principally related to Alumina Limited’s share of the growth projects in Brazil.

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

On February 13, 2009, Moody’s Investors Service (Moody’s) changed its long-term debt rating of Alcoa from Baa1 to Baa3 and its short-term debt rating from Prime-2 to Prime-3. Moody’s rating report stated that the changes in Alcoa’s ratings reflect the relatively weak debt protection measures, increased debt levels and leverage ratios, and negative cash flow position of Alcoa going into a major economic downturn. Moody’s removed all ratings from negative creditwatch and the current outlook was changed from negative to stable. The change in the outlook was based on Moody’s view that Alcoa will be able to materially reduce short-term debt outstanding due to the monetization of Alcoa’s investment in Shining Prospect, the anticipation that Alcoa will continue to focus on reducing cash consumption, and that liquidity will remain comfortably above requirements.

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

Investing Activities

Cash provided from investing activities was $136 in the 2009 first quarter compared with $225 in the 2008 first quarter. In the 2009 first quarter, the source of cash was mainly due to $506 from sales of investments, mostly related to the receipt of $501 for the sale of the Shining Prospect investment; and $116 in proceeds from the sales of assets and businesses, primarily related to the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA; both of which were mostly offset by $471 in capital expenditures, 70% of which related to growth projects, including the São Luís refinery expansion and Juruti bauxite mine development. The source of cash in the 2008 first quarter was principally due to $2,490 in proceeds from the sale of the businesses within the former Packaging and Consumer segment, which was mostly offset by $1,215 in additions to investments, mainly as a result of a $1,200 investment in Shining Prospect; $748 in capital expenditures, 60% of which related to growth projects, including the São Luís refinery expansion and Juruti bauxite mine development; and $291 in acquisitions for the purchase of two aerospace fastener manufacturing businesses and a buyout of an outstanding noncontrolling interest in Russia.

Recently Adopted and Recently Issued Accounting Standards

On January 1, 2009, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, Alcoa adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see Part II, Item 3. Quantitative and Qualitative Disclosures about Market Risk), the adoption of SFAS 161 had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) resulted in a charge of $18 ($12 after-tax) in Restructuring and other charges on the Statement of Consolidated Operations for the write off of previously capitalized third-party costs related to potential business acquisitions. Also, the provisions of SFAS 141(R) were applied to an acquisition completed on March 31, 2009.

On January 1, 2009, Alcoa adopted FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

In December 2008, the Financial Accounting Standards Board issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for Alcoa on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, management has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on the Financial Statements.

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

From 2004 through 2008, Alcoa completed the work outlined in the ROPS. In November 2008, Alcoa submitted an update to the EPA incorporating the new information obtained from the ROPS related to the feasibility and costs associated with various capping and dredging alternatives, including options for ice control. As a result, Alcoa increased the reserve associated with the Grasse River by $40 for the estimated costs of a proposed ice control remedy and for partial settlement of potential damages of natural resources.

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

While continuing the cleanup work on the Columbia River during the 2009 first quarter, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. As cleanup work progresses and final remedies are negotiated with WDE, a subsequent reserve adjustment may be necessary.

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

Alcoa’s remediation reserve balance was $312 and $316 at March 31, 2009 and December 31, 2008 (of which $39 was classified as a current liability in both periods), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2009, the remediation reserve was increased by $7 associated with various sites, including the former Vancouver property discussed above. The changes to the remediation reserve were recorded in Cost of goods sold on the Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $11 in the 2009 first quarter. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

(dollars in millions; quantities in thousands of metric tons [kmt])

Alcoa is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC). The SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC reports to the Board of Directors on the scope of its activities.

The aluminum, energy, interest rate, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. The Company is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Prepaid expenses and other current assets	$72	$—
Interest rate contracts	Prepaid expenses and other current assets	19	14
Foreign exchange contracts	Prepaid expenses and other current assets	8	—
Aluminum contracts	Other assets	106	26
Interest rate contracts	Other assets	133	146
Foreign exchange contracts	Other assets	1	—

Total derivatives designated as hedging instruments under SFAS 133		$339	$186

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Prepaid expenses and other current assets	$22	$35
Energy contracts	Prepaid expenses and other current assets	11	17
Energy contracts	Other assets	—	1

Total derivatives not designated as hedging instruments under SFAS 133		$33	$53

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$22	$3
Interest rate contracts	Other assets	41	64

Sub-total		$63	$67

Total Asset Derivatives		$309	$172

*	See the “Other” section within Item 3 for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Fair value of derivative contracts	$392	$492
Energy contracts	Fair value of derivative contracts	35	20
Interest rate contracts	Fair value of derivative contracts	—	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	220	309
Energy contracts	Other noncurrent liabilities and deferred credits	29	14

Total derivatives designated as hedging instruments under SFAS 133		$676	$837

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Fair value of derivative contracts	$37	$49
Energy contracts	Fair value of derivative contracts	11	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	11	15
Energy contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	42	21

Total derivatives not designated as hedging instruments under SFAS 133		$101	$103

Less margin posted:
Aluminum contracts	Fair value of derivative contracts	$93	$119

Total Liability Derivatives		$684	$821

*	See the “Other” section within Item 3 for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following section describes the valuation methodologies used by Alcoa to measure derivative contracts at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of aluminum, energy, interest rate, and foreign exchange contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	March 31, 2009	December 31, 2008
Assets:
Level 1	$220	$79
Level 2	152	160
Level 3	—	—
Margin held*	(63)	(67)

Total	$309	$172

Liabilities:
Level 1	$459	$569
Level 2	15	30
Level 3	303	341
Margin posted*	(93)	(119)

Total	$684	$821

*	Margin held represents cash collateral received related to interest rate derivative contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum derivative contracts included in Level 1. Alcoa elected to net margin held and posted against the fair value amounts recognized for certain derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

First quarter ended March 31, 2009
Balance at beginning of period	$341
Total realized/unrealized (losses) or gains included in:
Sales	(1)
Cost of goods sold	9
Other expenses, net	20
Other comprehensive income	(72)
Purchases, sales, issuances, and settlements	—
Transfers in and (or) out of Level 3*	6

Balance at end of period	$303

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at March 31, 2009:
Sales	$(1)
Cost of goods sold	9
Other expenses, net	20

*	In the first quarter of 2009, there was a transfer of a derivative contract into Level 3 due to the acquisition of an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $303 as of March 31, 2009. This loss is mainly attributed to embedded derivatives in a power contract that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contract, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, due to Alcoa’s power consumption, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for the embedded derivative in a power contract are included in Other expenses, net on the Statement of Consolidated Operations. None of the Level 3 positions on hand at March 31, 2009 resulted in any unrealized gains in the Statement of Consolidated Income.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		First quarter ended March 31,
		2009	2008
Aluminum contracts	Sales	$(141)	$359
Interest rate contracts	Interest expense	11	2
Foreign exchange contracts	Other expenses, net	—	(1)

Total		$(130)	$360

Aluminum. Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2009 and 2008, Alcoa had 814 kmt and 557 kmt, respectively, of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2009 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2009 and 2008, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. In both periods, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

Foreign Exchange. During 2008, Alcoa used cross-currency interest rate swaps that effectively converted its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no transactions that ceased to qualify as a fair value hedge in the 2009 and 2008 first quarters.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,			First quarter ended March 31,			First quarter ended March 31,
	2009	2008		2009	2008		2009	2008
Aluminum contracts	$114	$(225)	Sales	$14	$(36)	Other expenses, net	$2	$1
Aluminum contracts	12	42	Other expenses, net	47	(5)	Other expenses, net	—	—
Energy contracts	(26)	(74)	Cost of goods sold	(7)	(14)	Other expenses, net	—	—
Foreign exchange contracts	—	—	Sales	—	22	Other expenses, net	—	—
Foreign exchange contracts	—	—	Cost of goods sold	—	(8)	Other expenses, net	—	—

Total	$100	$(257)		$54	$(41)		$2	$1

*	Assuming market rates remain constant with the rates at March 31, 2009, a gain of $41 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2009 and 2008, the amount of gain or (loss) recognized in income represents $2 and $1, respectively, related to the ineffective portion of the hedging relationships. There was also an immaterial amount related to the amount excluded from the assessment of hedge effectiveness for the first quarter ended March 31, 2008.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities such as natural gas, fuel oil, and electricity for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the London Metal Exchange (LME) aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. In the 2009 first quarter, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, in the Elkem transaction.

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of March 31, 2009 and 2008.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. In the 2009 first quarter, Alcoa acquired foreign currency derivatives in the Elkem transaction which cover anticipated foreign currency exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31, 2009	December 31, 2008
Aluminum contracts (kmt)	1,876	1,252
Energy contracts (megawatt hours)	3,615,480	3,971,715
Foreign exchange contracts	$153	$—

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		First quarter ended March 31,
		2009	2008
Aluminum contracts	Sales	$(12)	$25
Aluminum contracts	Other expenses, net	11	(30)
Embedded credit derivative	Other expenses, net	(21)	—
Foreign exchange contracts*	Other expenses, net	2	—

Total		$(20)	$(5)

*	As of March 31, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

The embedded credit derivative relates to a power contract that indexes the difference between the long-term debt rating of Alcoa and the counterparty from any of the three major credit rating agencies. If Alcoa’s credit ratings were downgraded at any time, an independent investment banker would be consulted to determine a hypothetical interest rate for both parties. The two interest rates would be netted and the resulting difference would be multiplied by Alcoa’s equivalent percentage of the outstanding principal of the counterparty’s debt obligation as of December 31st of the year preceding the calculation date. This differential would be added to the cost of power in the period following the calculation date.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three-month period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 6, 2009, the Philadelphia Gas Works Retirement Fund filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Philadelphia County, Pennsylvania. This action was brought against certain officers and directors of Alcoa claiming breach of fiduciary duty and other violations and is based on the allegations made in the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (Alba) against Alcoa, Alcoa World Alumina LLC, Victor Dahdaleh, and others, and the subsequent investigation of Alcoa by the United States Department of Justice and the Securities and Exchange Commission with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the conduct alleged in the Alba lawsuit. The Alba suit and the corresponding government investigation are more fully described in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part I, Item 3 “Legal Proceedings.” This derivative action is in its preliminary stage and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2009	—	—	—	115,800,571
February 1 - February 28, 2009	—	—	—	115,800,571
March 1 - March 31, 2009	—	—	—	115,800,571

Total for quarter ended March 31, 2009	—	—	—	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2008, Alcoa elected to temporarily suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 6.	Exhibits.

4(a).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 24, 2009

4(b).	Third Supplemental Indenture dated as of March 24, 2009 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 24, 2009

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 24, 2009	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 24, 2009	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

4(a).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 24, 2009

4(b).	Third Supplemental Indenture dated as of March 24, 2009 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 24, 2009

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002