Form 10-Q
period 2009-06-30
ALCOA INC
filed 2009-07-23
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2009, 974,372,426 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales (K)	$4,244	$7,245	$8,391	$14,243

Cost of goods sold (exclusive of expenses below)	3,966	5,723	8,109	11,250
Selling, general administrative, and other expenses	240	298	484	619
Research and development expenses	38	61	79	124
Provision for depreciation, depletion, and amortization	317	317	600	631
Restructuring and other charges (D)	82	—	151	38
Interest expense	115	87	229	186
Other income, net (J)	(89)	(96)	(59)	(38)

Total costs and expenses	4,669	6,390	9,593	12,810

(Loss) income from continuing operations before income taxes	(425)	855	(1,202)	1,433
(Benefit) provision for income taxes (N)	(108)	232	(415)	444

(Loss) income from continuing operations	(317)	623	(787)	989
Loss from discontinued operations (C)	(142)	(7)	(159)	(3)

Net (loss) income	(459)	616	(946)	986

Less: Net (loss) income attributable to noncontrolling interests	(5)	70	5	137

NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA	$(454)	$546	$(951)	$849

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
(Loss) income from continuing operations	$(312)	$553	$(792)	$852
Loss from discontinued operations	(142)	(7)	(159)	(3)

Net (loss) income	$(454)	$546	$(951)	$849

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (M):
Basic:
(Loss) income from continuing operations	$(0.32)	$0.68	$(0.89)	$1.04
Loss from discontinued operations	(0.15)	(0.01)	(0.17)	—

Net (loss) income	$(0.47)	$0.67	$(1.06)	$1.04

Diluted:
(Loss) income from continuing operations	$(0.32)	$0.67	$(0.89)	$1.03
Loss from discontinued operations	(0.15)	(0.01)	(0.17)	—

Net (loss) income	$(0.47)	$0.66	$(1.06)	$1.03

Dividends paid per common share	$0.03	$0.17	$0.20	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$851	$762
Receivables from customers, less allowances of $72 in 2009 and $65 in 2008	1,611	1,883
Other receivables	1,246	708
Inventories (F)	2,493	3,238
Fair value of hedged aluminum	199	586
Prepaid expenses and other current assets	1,059	973

Total current assets	7,459	8,150

Properties, plants, and equipment	33,844	31,301
Less: accumulated depreciation, depletion, and amortization	14,811	13,846

Properties, plants, and equipment, net	19,033	17,455

Goodwill	5,032	4,981
Investments (E and G)	850	1,915
Deferred income taxes	2,572	2,688
Other assets	2,526	2,386
Assets held for sale (C)	176	247

Total assets	$37,648	$37,822

LIABILITIES
Current liabilities:
Short-term borrowings (H)	$663	$478
Commercial paper	100	1,535
Accounts payable, trade	1,838	2,518
Accrued compensation and retirement costs	825	866
Taxes, including income taxes	363	378
Fair value of derivative contracts (P)	199	461
Other current liabilities	952	987
Long-term debt due within one year	115	56

Total current liabilities	5,055	7,279

Long-term debt, less amount due within one year (H)	9,387	8,509
Accrued pension benefits	2,792	2,941
Accrued postretirement benefits	2,723	2,730
Other noncurrent liabilities and deferred credits	1,659	1,580
Deferred income taxes	387	321
Liabilities of operations held for sale (C)	64	130

Total liabilities	22,067	23,490

COMMITMENTS AND CONTINGENCIES (I)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (L)	1,097	925
Additional capital (L)	6,601	5,850
Retained earnings	11,281	12,400
Treasury stock, at cost	(4,272)	(4,326)
Accumulated other comprehensive loss	(1,945)	(3,169)

Total Alcoa shareholders’ equity	12,817	11,735

Noncontrolling interests	2,764	2,597

Total equity	15,581	14,332

Total liabilities and equity	$37,648	$37,822

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2009	2008
CASH FROM OPERATIONS
Net (loss) income	$(946)	$986
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	600	631
Deferred income taxes	(22)	(183)
Equity loss (income), net of dividends	16	(46)
Restructuring and other charges (D)	151	38
Gains from investing activities – asset sales (J)	(17)	(8)
Provision for doubtful accounts	9	4
Loss from discontinued operations (C)	159	3
Stock-based compensation	53	70
Excess tax benefits from stock-based payment arrangements	—	(15)
Other	105	2
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (increase) in receivables	428	(209)
Decrease (increase) in inventories	942	(349)
Decrease (increase) in prepaid expenses and other current assets	114	(124)
(Decrease) increase in accounts payable, trade	(690)	210
(Decrease) in accrued expenses	(280)	(219)
(Decrease) increase in taxes, including income taxes	(479)	54
Pension contributions	(69)	(67)
(Increase) in noncurrent assets	(133)	(66)
Increase in noncurrent liabilities	112	9
Decrease (increase) in net assets held for sale (C)	14	(1)

CASH PROVIDED FROM CONTINUING OPERATIONS	67	720
CASH USED FOR DISCONTINUED OPERATIONS	(10)	(1)

CASH PROVIDED FROM OPERATIONS	57	719

FINANCING ACTIVITIES
Net change in short-term borrowings (H)	189	30
Net change in commercial paper	(1,435)	343
Additions to long-term debt (H)	905	432
Debt issuance costs (H)	(17)	(6)
Payments on long-term debt	(23)	(190)
Proceeds from exercise of employee stock options	—	176
Excess tax benefits from stock-based payment arrangements	—	15
Issuance of common stock (L)	876	—
Repurchase of common stock	—	(605)
Dividends paid to shareholders	(168)	(280)
Dividends paid to noncontrolling interests	(79)	(117)
Contributions from noncontrolling interests	253	299

CASH PROVIDED FROM FINANCING ACTIVITIES	501	97

INVESTING ACTIVITIES
Capital expenditures	(884)	(1,533)
Capital expenditures of discontinued operations	(5)	(11)
Acquisitions, net of cash acquired (E)	15	(276)
Acquisitions of noncontrolling interests	—	(94)
Proceeds from the sale of assets and businesses (E)	(78)	2,636
Additions to investments (I)	4	(1,237)
Sales of investments (G)	506	5
Net change in short-term investments and restricted cash	(50)	(2)
Other	(5)	(18)

CASH USED FOR INVESTING ACTIVITIES	(497)	(530)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	28	46

Net change in cash and cash equivalents	89	332
Cash and cash equivalents at beginning of year	762	483

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$851	$815

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Non- controlling interests	Total equity
Balance at March 31, 2008	$55	$925	$5,782	$13,063	$(3,823)	$(189)	$2,692	$18,505
Net income	—	—	—	546	—	—	70	616
Other comprehensive income	—	—	—	—	—	329	45	374
Cash dividends:
Adjustment to common dividends declared	—	—	—	(2)	—	—	—	(2)
Noncontrolling interests	—	—	—	—	—	—	(78)	(78)
Stock-based compensation	—	—	33	—	—	—	—	33
Common stock issued: compensation plans	—	—	12	—	146	—	—	158
Repurchase of common stock	—	—	—	—	(175)	—	—	(175)
Contributions	—	—	—	—	—	—	181	181
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(53)	(53)
Other	—	—	—	—	—	—	2	2

Balance at June 30, 2008	$55	$925	$5,827	$13,607	$(3,852)	$140	$2,859	$19,561

Balance at March 31, 2009	$55	$1,097	$6,579	$11,734	$(4,272)	$(2,756)	$2,500	$14,937
Net loss	—	—	—	(454)	—	—	(5)	(459)
Other comprehensive income	—	—	—	—	—	811	178	989
Cash dividends:
Noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	27	—	—	—	—	27
Common stock issued: compensation plans	—	—	(5)	—	—	—	—	(5)
Contributions	—	—	—	—	—	—	94	94
Other	—	—	—	1	—	—	(1)	—

Balance at June 30, 2009	$55	$1,097	$6,601	$11,281	$(4,272)	$(1,945)	$2,764	$15,581

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Non- controlling interests	Total equity
Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$2,460	$18,476
Net income	—	—	—	849	—	—	137	986
Other comprehensive income	—	—	—	—	—	477	149	626
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.34 per share	—	—	—	(280)	—	—	—	(280)
Noncontrolling interests	—	—	—	—	—	—	(117)	(117)
Stock-based compensation	—	—	70	—	—	—	—	70
Common stock issued: compensation plans	—	—	(17)	—	193	—	—	176
Repurchase of common stock	—	—	—	—	(605)	—	—	(605)
Contributions	—	—	—	—	—	—	299	299
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(63)	(63)
Other	—	—	—	—	—	—	(6)	(6)

Balance at June 30, 2008	$55	$925	$5,827	$13,607	$(3,852)	$140	$2,859	$19,561

Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	—	—	—	(951)	—	—	5	(946)
Other comprehensive income	—	—	—	—	—	1,224	175	1,399
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.20 per share	—	—	—	(168)	—	—	—	(168)
Noncontrolling interests	—	—	—	—	—	—	(79)	(79)
Beneficial conversion option on convertible notes (H)	—	—	66	—	—	—	—	66
Stock-based compensation	—	—	53	—	—	—	—	53
Common stock issued: compensation plans	—	—	(72)	—	54	—	—	(18)
Issuance of common stock (L)	—	172	704	—	—	—	—	876
Contributions	—	—	—	—	—	—	253	253
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Other	—	—	—	1	—	—	(8)	(7)

Balance at June 30, 2009	$55	$1,097	$6,601	$11,281	$(4,272)	$(1,945)	$2,764	$15,581

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	Second quarter ended June 30		Second quarter ended June 30		Second quarter ended June 30
	2009	2008	2009	2008	2009	2008
Net (loss) income	$(454)	$546	$(5)	$70	$(459)	$616

Other comprehensive income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	108	22	1	—	109	22
Foreign currency translation adjustments	885	208	177	45	1,062	253
Unrealized gains on available-for-sale securities:
Unrealized holding gains	1	100	—	—	1	100
Net amount reclassified to income	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	1	100	—	—	1	100

Unrecognized losses on derivatives (P):
Net change from periodic revaluations	(180)	(39)	—	—	(180)	(39)
Net amount reclassified to income	(3)	38	—	—	(3)	38

Net unrecognized losses on derivatives	(183)	(1)	—	—	(183)	(1)

Total Other comprehensive income, net of tax	811	329	178	45	989	374

Comprehensive income	$357	$875	$173	$115	$530	$990

	Six months ended June 30		Six months ended June 30		Six months ended June 30
	2009	2008	2009	2008	2009	2008
Net (loss) income	$(951)	$849	$5	$137	$(946)	$986

Other comprehensive income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	134	(89)	2	—	136	(89)
Foreign currency translation adjustments	798	774	173	147	971	921
Unrealized gains on available-for-sale securities:
Unrealized holding gains	49	9	—	—	49	9
Net amount reclassified to income	380	—	—	—	380	—

Net change in unrealized gains on available-for-sale securities	429	9	—	—	429	9

Unrecognized (losses) gains on derivatives (P):
Net change from periodic revaluations	(80)	(296)	—	1	(80)	(295)
Net amount reclassified to income	(57)	79	—	1	(57)	80

Net unrecognized (losses) gains on derivatives	(137)	(217)	—	2	(137)	(215)

Total Other comprehensive income, net of tax	1,224	477	175	149	1,399	626

Comprehensive income	$273	$1,326	$180	$286	$453	$1,612

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

B. Recently Adopted and Recently Issued Accounting Standards

Adopted

On June 30, 2009, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard (see Note Q).

On January 1, 2009, Alcoa adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, Alcoa adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see the Derivatives section of Note P), the adoption of SFAS 161 had no impact on the Financial Statements.

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

On June 30, 2009, Alcoa adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see the Other Financial Instruments section of Note P), the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Financial Statements.

Effective January 1, 2009, Alcoa adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The provisions of FSP FAS 141(R)-1 were applied to an acquisition completed on March 31, 2009 (see Note E).

On January 1, 2009, Alcoa adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

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

Issued

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for Alcoa for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for Alcoa on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for Alcoa on January 1, 2010. Management is currently evaluating the potential impact of SFAS 166 on the Financial Statements.

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

The following table details selected financial information for the EES business included within discontinued operations:

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$118	$375	$273	$752

Loss from operations before income taxes	$(195)	$(11)	$(219)	$(5)
Benefit for income taxes	53	4	60	2

Loss from discontinued operations	$(142)	$(7)	$(159)	$(3)

In the 2009 second quarter and six-month period, the loss from discontinued operations was comprised of a $120 loss on the divestiture of the wire harness and electrical portion of the EES business (see Note E) and the remainder was the operational results of the EES business. In the 2008 second quarter and six-month period, the loss from discontinued operations represents the operational results of the EES business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the electronics portion of the EES business, the Global Foil business, the Transportation Products Europe business, and the Hawesville, KY automotive casting facility. Additionally, the wire harness and electrical portion of the EES Business, the wireless component of the previously divested telecommunications business, and a small automotive casting business in the U.K. were classified as held for sale as of December 31, 2008.

The major classes of assets and liabilities of operations held for sale are as follows:

	June 30, 2009	December 31, 2008
Assets:
Receivables	$75	$99
Inventories	40	102
Properties, plants, and equipment	36	30
Other assets	25	16

Assets held for sale	$176	$247

Liabilities:
Accounts payable, trade	$43	$101
Accrued expenses	21	28
Other liabilities	—	1

Liabilities of operations held for sale	$64	$130

D. Restructuring and Other Charges – In the second quarter and six-month period of 2009, Alcoa recorded restructuring and other charges of $82 ($56 after-tax and noncontrolling interests) and $151 ($102 after-tax and noncontrolling interests), respectively. Restructuring and other charges in the 2009 second quarter include $42 ($30 after-tax and noncontrolling interests) for the layoff of approximately 1,560 employees (1,320 in the Flat-Rolled Products segment; 120 in the Alumina segment; 60 in the Primary Metals segment; and 60 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $23 ($15 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses mainly due to unfavorable foreign currency movements; a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions (see Note O); and $8 ($5 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs. In the 2009 six-month period, restructuring and other charges include $90 ($62 after-tax and noncontrolling interests) for the layoff of approximately 4,060 employees (2,190 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 220 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; the previously mentioned $23 ($15 after-tax) in adjustments to businesses held for sale and the $9 ($6 after-tax) curtailment charge; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of SFAS 141(R) (see Note B); and $11 ($7 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

In the second quarter and six-month period of 2008, Alcoa recorded restructuring and other charges of less than $1 and $38 ($31 after-tax and noncontrolling interests), respectively. Restructuring and other charges include $5 ($3 after-tax) and $41 ($31 after-tax) in the 2008 second quarter and six-month period, respectively, as a result of the loss recognized on the sale of the businesses within the former Packaging and Consumer segment. The $5 was offset by a net credit of $5 ($3 after-tax and noncontrolling interests) in the 2008 second quarter, primarily as a result of adjustments to severance reserves associated with previously approved restructuring programs due to changes in facts and circumstances. The $41 was slightly offset by a net credit in the 2008 six-month period, primarily as a result of the previously mentioned adjustments partially offset by severance and other exit costs associated with previously approved restructuring programs.

Alcoa does not include restructuring and other charges in the segment results. The pretax impact of allocating restructuring and other charges to the segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Alumina	$3	$—	$3	$—
Primary Metals	5	(1)	16	(2)
Flat-Rolled Products	33	(2)	37	—
Engineered Products and Solutions	8	(1)	35	(1)
Packaging and Consumer	—	5	—	41

Segment total	49	1	91	38
Corporate	33	(1)	60	—

Total restructuring and other charges	$82	$—	$151	$38

As of June 30, 2009, approximately 2,030 of the 4,060 employees associated with 2009 restructuring programs and 5,200 of the 6,300 employees associated with 2008 restructuring programs were terminated. The remaining terminations for 2008 restructuring programs are expected to be completed by the end of 2009. In the 2009 second quarter and six-month period, cash payments made against the severance reserves were $18 and $22, respectively, related to the 2009 restructuring programs and $34 and $76, respectively, related to the 2008 restructuring programs.

Activity and reserve balances for restructuring charges are as follows (the amounts in the table below include activity for the EES business because the related reserve balances are not included in liabilities of operations held for sale):

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2007	$115	$42	$157

2008:
Cash payments	(91)	(19)	(110)
Restructuring charges	236	65	301
Other	(9)	(11)	(20)

Reserve balances at December 31, 2008	251	77	328

2009:
Cash payments	(118)	(8)	(126)
Restructuring charges	99	5	104
Other*	(38)	(2)	(40)

Reserve balances at June 30, 2009	$194	$72	$266

*	In the 2009 six-month period, Other for employee termination and severance costs includes a reduction of $26 for reserves related to the EES business as Platinum Equity assumed these obligations (see Note E).

The remaining reserves are expected to be paid in cash during 2009, with the exception of approximately $85 to $90, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On June 15, 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity effective June 1, 2009. Alcoa paid $193 upon consummation of the transaction and recognized a loss of $120 in discontinued operations (see Note C) on the accompanying Statement of Consolidated Operations. The cash payment was comprised of the agreed upon transaction price of $175 and a working capital adjustment of $18 based on the provisions of the purchase agreement. This transaction is subject to certain post-closing adjustments as defined in the purchase agreement. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include this payment as a cash outflow. The wire harness and electrical portion of the EES business generated sales of $1,114 in 2008 and, at the time of divestiture, had operations in 13 countries employing approximately 16,200 employees.

On March 31, 2009, Alcoa completed the non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s (Orkla) 50% stake in the Elkem Aluminium ANS joint venture (Elkem). Alcoa now owns 100% of Elkem and Orkla now owns 100% of Sapa AB. Prior to the completion of the exchange transaction, Alcoa accounted for its investments in Sapa AB and Elkem on the equity method and the carrying values were $475 and $435, respectively, at December 31, 2008. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt (thousand metric tons) and the anode plant in Mosjøen in which Alcoa already holds an 82% stake. These three facilities employ approximately 700 workers combined. The individual assets and liabilities of Elkem were included in the Primary Metals segment at March 31, 2009 (the final amounts to be recorded will be based on valuation and other studies that have not yet been completed) and Elkem’s results of operations were reflected in this segment starting on April 1, 2009. The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax), comprised of a $156 adjustment to the carrying value of Alcoa’s existing 50% interest in Elkem in accordance with the fair value measurement provisions of SFAS 141(R) and a $32 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture. The $188 gain was reflected in Other expenses, net on the accompanying Statement of Consolidated Operations, of which $156 ($112 after-tax) was reflected in the Primary Metals segment and $32 ($21 after-tax) was reflected in Corporate. The portion of the gain reflected in Corporate was because the original write-down of the 45.45% Sapa AB investment to its estimated fair value in December 2008 was reflected in Corporate. At the time the exchange transaction was completed, Elkem had $18 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows on the acquisitions line.

F. Inventories

	June 30, 2009	December 31, 2008
Finished goods	$494	$747
Work-in-process	678	960
Bauxite and alumina	601	724
Purchased raw materials	464	575
Operating supplies	256	232

	$2,493	$3,238

At June 30, 2009 and December 31, 2008, 35% and 39% of total inventories, respectively, were valued on a last in, first out (LIFO) basis. If valued on an average-cost basis, total inventories would have been $974 and $1,078 higher at June 30, 2009 and December 31, 2008, respectively.

G. Investments – On February 12, 2009, Alcoa and the Aluminum Corporation of China (Chinalco) entered into an agreement in which Chinalco redeemed the convertible senior secured note (the “note”) that was previously issued by a special purpose vehicle called Shining Prospect Pte. Ltd., which is a private limited liability company created solely for the purpose of acquiring shares of Rio Tinto plc (RTP). Alcoa had joined with Chinalco on February 1, 2008 to acquire 12% of the U.K. common stock of RTP for approximately $14,000. Alcoa had contributed $1,200 of the $14,000 through the purchase of the note. Under the agreement executed on February 12, 2009, Alcoa will receive $1,021 in cash in three installments over a six-month period ending July 31, 2009, of which $501 was received through June 30, 2009 and is reflected in Sales of investments on the accompanying Statement of Consolidated Cash Flows. The remaining $520 was included in Other receivables on the accompanying Consolidated Balance Sheet and was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash activity. As a result of this transaction, Alcoa realized a loss of $182 ($118 after-tax), which is reflected in Other expenses, net on the accompanying Statement of Consolidated Operations, and reversed the unrealized loss that had been recognized in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet since the initial investment was made.

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

During the first quarter of 2009, Alcoa borrowed $1,300 under the $1,900 364-day senior unsecured revolving credit facility to support its operations. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of the convertible notes (see above) and common stock (see Note L). There were no amounts outstanding under the $1,900 364-day senior unsecured revolving credit facility at June 30, 2009.

Also during the first quarter of 2009, Alcoa Alumínio (Alumínio) borrowed a total of $255 in new loans with a weighted-average interest rate of 5.25% and a weighted-average maturity of 276 days from six financial institutions. In the second quarter of 2009, $55 was repaid and a new $55 was borrowed. As of June 30, 2009, there were $255 in outstanding borrowings with a weighted-average interest rate of 4.97% and a weighted-average maturity of 309 days from six financial institutions. The purpose of these borrowings is to support Alumínio’s export operations.

Additionally during the first quarter of 2009, Alumínio borrowed $105 (R$236) under the existing BNDES (Brazil’s National Bank for Economic and Social Development) loans related to the Juruti bauxite mine development, São Luís refinery expansion, and Estreito hydroelectric power project. Total borrowings under these BNDES loans were $784 (R$1,528) as of June 30, 2009.

In May 2009, Alumínio entered into two new loan agreements (the “Loans”) with BNDES related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan provides for a commitment of $321 (R$750), which is divided into six subloans, and will be used to pay for certain expenditures of the Juruti bauxite mine development. Interest on two of the subloans totaling $257 (R$600) is a USD rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, currently 4.19%, plus a weighted-average margin of 1.69%. Interest on four of the subloans totaling $64 (R$150) is a BRL rate of interest equal to BNDES’ long-term interest rate, currently 6.25%, plus a weighted-average margin of 1.59%. As of June 30, 2009, Alumínio borrowed $120 (R$245) and $37 (R$73) and the weighted-average interest rate was 5.88% and 7.84% for the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively.

The second loan provides for a commitment of $86 (R$200), which is divided into four subloans, and will be used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans totaling $69 (R$160) is a USD rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a weighted-average margin of 1.70%. Interest on two of the subloans totaling $17 (R$40) is a BRL rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.70%. As of June 30, 2009, Alumínio borrowed $33 (R$65) and $10 (R$19) and the weighted-average interest rate was 5.89% and 7.95% for the subloans totaling $69 (R$160) and the subloans totaling $17 (R$40), respectively.

Principal and interest on the Loans are payable monthly beginning in November 2010 and ending in April 2016. Prior to the beginning payment date, interest is payable quarterly on borrowed amounts. The Loans may be repaid early without penalty with the approval of BNDES once the portions of the growth projects related to these Loans are completed. Also, the Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower.

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

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of

2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years. Alcoa believes that it has valid defenses and intends to defend this matter vigorously. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 71 waste sites, including Superfund sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation was reserved.

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

Separately, in September 2008, Alcoa completed a Remedial Investigation/Feasibility Study (RI/FS) under the Washington State Model Toxics Control Act and negotiated a consent decree with the WDE, which requires Alcoa to complete cleanup of PCB contaminated sediments in the Columbia River as well as remediate soil contamination in upland portions of the Vancouver property.

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

While continuing the cleanup work on the Columbia River during the 2009 first quarter, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. In the 2009 second quarter, cleanup work was completed related to the Evergreen property and the Columbia River. Alcoa expects to submit a final report on this cleanup work to the WDE in the 2009 third quarter.

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

Alcoa’s remediation reserve balance was $303 and $316 at June 30, 2009 and December 31, 2008 (of which $30 and $39 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2009 second quarter and six-month period, the remediation reserve was increased by $1 and $8, respectively, associated with various sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $10 and $21 in the 2009 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $231 (R$451) and $182 (R$436) at June 30, 2009 and December 31, 2008, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $490 (R$950), which represents Alcoa’s investment and guarantees of debt as of June 30, 2009.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Total estimated project costs are approximately $1,800 (R$3,600) and Alumínio’s share is approximately $470 (R$920). As of June 30, 2009, Alumínio has contributed approximately $270 (R$520) towards the $470 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $420 (R$820) and Alumínio’s share is approximately $150 (R$290). Through March 31, 2009, Alumínio contributed approximately $110 (R$220) towards the $150 commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. As a result, the participants in this project will no longer be required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. Additionally, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110). This return of capital contributions was reflected in Additions to investments on the accompanying Statement of Consolidated Cash Flows. Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $67 (R$131) as of June 30, 2009. Alcoa’s maximum exposure to loss on this project is approximately $140 (R$280), which represents Alumínio’s investment and guarantee of debt as of June 30, 2009.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $103 (A$136), including $3 (A$4) in the 2009 second quarter and $18 (A$27) in the 2009 six-month period, and committed to invest an additional $37 (A$47) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $390 (A$490) as of June 30, 2009.

Other

In July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The new Italian power tariff modifies the preferential tariff that was in force until December 31, 2005 and extends it through 2010. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure, like the new one, was based on Italian state legislation that provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa believes that the total potential impact from a loss of the tariff would be approximately $21 pretax (€15) per month in higher power costs at its Italian smelters. While Alcoa believes that any additional cost would only be assessed prospectively from the date of the EC’s decision on this matter, it is possible that the EC could rule that the assessment must be retroactively applied to January 2006. A decision by the EC is expected in 2009. On November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the European Court of First Instance denied Alcoa’s appeal. This decision does not predetermine the outcome of the EC’s investigation, it only confirms the EC’s right to open an investigation. On June 4, 2009, Alcoa appealed the March 25, 2009 ruling; however, no decision is expected until 2011 or later.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $11 pretax (€8). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2009. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

J. Other Income, Net

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Equity (income) loss	$(1)	$(22)	$22	$(50)
Interest income	(13)	(18)	(14)	(32)
Foreign currency gains, net	(60)	(67)	(46)	(20)
Losses (gains) from asset sales	10	(9)	(17)	(8)
Other, net	(25)	20	(4)	72

	$(89)	$(96)	$(59)	$(38)

In the 2009 six-month period, Losses (gains) from asset sales include a $188 gain related to the Elkem/Sapa AB exchange transaction (see Note E) and a $182 loss on the sale of the Shining Prospect investment (see Note G).

K. Segment Information – In May 2009, management approved the movement of Alcoa’s hard alloy extrusions business from the Flat-Rolled Products segment to the Engineered Products and Solutions segment. This move was made to capture market, customer, and manufacturer synergies through the combination of the hard alloy extrusions business with the power and propulsion forgings business. Prior period amounts were reclassified to reflect this change.

Alcoa’s reportable segments, reclassified to exclude discontinued operations and assets held for sale (see Note C), are as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
Second quarter ended June 30, 2009

Sales:
Third-party sales	$441	$1,146	$1,427	$1,194	$—	$4,208
Intersegment sales	306	349	23	—	—	678

Total sales	$747	$1,495	$1,450	$1,194	$—	$4,886

Profit and loss:
Equity income	$1	$4	$—	$—	$—	$5
Depreciation, depletion, and amortization	67	139	55	46	—	307
Income taxes	(21)	(119)	(1)	40	—	(101)
After-tax operating income (ATOI)	(7)	(178)	(35)	88	—	(132)

Second quarter ended June 30, 2008

Sales:
Third-party sales	$717	$2,437	$2,363	$1,660	$19	$7,196
Intersegment sales	766	1,108	65	—	—	1,939

Total sales	$1,483	$3,545	$2,428	$1,660	$19	$9,135

Profit and loss:
Equity income	$2	$10	$—	$—	$—	$12
Depreciation, depletion, and amortization	67	128	59	41	—	295
Income taxes	67	131	20	75	—	293
ATOI	190	428	48	172	—	838

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total

Six months ended June 30, 2009

Sales:
Third-party sales	$871	$1,990	$2,937	$2,464	$—	$8,262
Intersegment sales	690	742	49	—	—	1,481

Total sales	$1,561	$2,732	$2,986	$2,464	$—	$9,743

Profit and loss:
Equity income (loss)	$3	$(26)	$—	$—	$—	$(23)
Depreciation, depletion, and amortization	122	261	107	86	—	576
Income taxes	(22)	(266)	(1)	86	—	(203)
ATOI	28	(390)	(96)	183	—	(275)

Six months ended June 30, 2008

Sales:
Third-party sales	$1,397	$4,314	$4,699	$3,211	$516	$14,137
Intersegment sales	1,433	2,213	131	—	—	3,777

Total sales	$2,830	$6,527	$4,830	$3,211	$516	$17,914

Profit and loss:
Equity income	$4	$19	$—	$—	$—	$23
Depreciation, depletion, and amortization	141	252	114	83	—	590
Income taxes	124	247	38	135	10	554
ATOI	359	735	81	320	11	1,506

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total segment ATOI	$(132)	$838	$(275)	$1,506
Unallocated amounts (net of tax):
Impact of LIFO	39	(44)	68	(75)
Interest income	8	12	9	21
Interest expense	(75)	(57)	(149)	(121)
Noncontrolling interests	5	(70)	(5)	(137)
Corporate expense	(70)	(91)	(141)	(173)
Restructuring and other charges	(56)	(1)	(102)	(31)
Discontinued operations	(142)	(7)	(159)	(3)
Other	(31)	(34)	(197)	(138)

Consolidated net (loss) income attributable to Alcoa	$(454)	$546	$(951)	$849

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

In the 2009 six-month period, Other also included a $118 realized loss on the sale of the Shining Prospect investment (see Note G) and a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture (see Note E).

The following table details segment assets:

	June 30, 2009	December 31, 2008
Alumina	$8,416	$7,800
Primary Metals*	11,883	12,239
Flat-Rolled Products	4,582	5,164
Engineered Products and Solutions	5,556	5,770

Total segment assets	$30,437	$30,973

*	Primary Metals’ segment assets as of December 31, 2008 were revised to include derivative contract assets, which were previously excluded from segment assets, to conform to the current period presentation. This change was made to align the derivative contract assets with the segment where the impacts of these assets were reported.

L. Preferred and Common Stock – On March 24, 2009, Alcoa issued 172.5 million shares of common stock (par value of $1 per share) at a price of $5.25 per share. The issuance of common stock includes 22.5 million shares related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the common stock was $30 and was recorded as a decrease to additional capital. The common stock was issued under Alcoa’s shelf registration statement dated March 10, 2008. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of June 30, 2009, there were 1,097,074,538 common shares issued and 974,286,776 common shares outstanding.

The net proceeds from the issuance of common stock ($876) and the convertible notes (see Note H) were used to prepay the $1,300 outstanding under Alcoa’s 364-day revolving credit facility (see Note H). The remaining net proceeds were used for general corporate purposes.

In March 2009, the quarterly common stock dividend was reduced from $0.17 per share to $0.03 per share in connection with a series of financial actions initiated to improve liquidity.

M. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding. The information used to compute basic and diluted EPS on (loss) income from continuing operations attributable to Alcoa common shareholders is as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(Loss) income from continuing operations attributable to Alcoa common shareholders	$(312)	$553	$(792)	$852
Less: preferred stock dividends	—	—	1	1

(Loss) income from continuing operations available to Alcoa common shareholders	$(312)	$553	$(791)	$851

Average shares outstanding – basic	974	816	896	817
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options, stock awards, and performance awards	—	9	—	9

Average shares outstanding – diluted	974	825	896	826

In the 2009 second quarter and six-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of dilutive securities was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 27 million stock options, 7 million stock and performance awards, and 89 million share equivalents related to the convertible notes were not included in the computation of diluted EPS. Had Alcoa generated income from continuing operations in the 2009 second quarter and six-month period, 94 million and 53 million, respectively, potential shares of common stock related to the stock options, stock and performance awards, and convertible notes would have been included in diluted average shares outstanding.

Options to purchase 40 million and 30 million shares of common stock at a weighted average exercise price of $35.27 and $39.57 per share were outstanding as of June 30, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the options’ exercise price was greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the second quarter of 2009 and 2008 was 25.4% (benefit on a loss) and 27.1% (provision on income), respectively. The rate for the 2009 second quarter differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $21 tax charge for unbenefitted operational losses that are excluded from the estimated annual effective tax rate calculation, and a $5 discrete income tax charge related to the Elkem/Sapa AB exchange transaction. The rate for the 2008 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and a $9 discrete income tax benefit associated with the sale of the businesses within the former Packaging and Consumer segment, mainly as a result of changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations.

The effective tax rate for the 2009 and 2008 six-month periods was 34.5% (benefit on a loss) and 31.0% (provision on income), respectively. The rate for the 2009 six-month period differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions and a $6 tax charge for unbenefitted operational losses that are excluded from the estimated annual effective tax rate calculation, both of which were mostly offset by a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars and a $6 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction. The rate for the 2008 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and the $9 discrete income tax benefit mentioned above, partially offset by a $28 discrete income tax charge related to the allocation of the sale proceeds of the businesses within the former Packaging and Consumer segment to higher tax rate jurisdictions as opposed to the allocation previously contemplated.

Alcoa has recorded deferred tax assets associated with tax loss carryforwards and tax credit carryforwards. As of December 31, 2008, deferred tax assets related to tax loss carryforwards and tax credit carryforwards were $1,017 and $320, respectively. These deferred tax asset amounts increased during the 2009 six-month period as a result of Alcoa’s current operating loss position. Alcoa has recorded a valuation allowance against a portion of the tax loss carryforwards but has not recorded a valuation allowance against the tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized if sufficient income is not generated in the future in certain jurisdictions.

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2009	2008	2009	2008
Service cost	$35	$42	$70	$87
Interest cost	170	171	337	343
Expected return on plan assets	(192)	(203)	(383)	(409)
Amortization of prior service cost	4	5	8	9
Recognized actuarial loss	28	26	56	49
Curtailments	4	—	4	2
Settlements	—	3	—	14

Net periodic benefit cost	$49	$44	$92	$95

	Second quarter ended June 30,		Six months ended June 30,
Postretirement benefits	2009	2008	2009	2008
Service cost	$6	$6	$11	$13
Interest cost	46	48	92	96
Expected return on plan assets	(3)	(5)	(6)	(9)
Amortization of prior service benefit	(3)	(2)	(6)	(5)
Recognized actuarial loss	10	11	21	23
Curtailments	(1)	—	(1)	3

Net periodic benefit cost	$55	$58	$111	$121

During the second quarter of 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity (see Note E) and continued to execute its global workforce reduction plan (see Note D). As a result, certain pension and postretirement benefit plans were remeasured and Alcoa recognized curtailment gains and losses due to the significant reduction in the expected aggregate years of future service of the employees of the EES business and the employees subject to the global workforce reduction plan, respectively. In the second quarter of 2009, Alcoa recorded curtailment gains of $5 and $1 related to the pension and postretirement benefit plans, respectively, that include the EES employees in Loss from discontinued operations and curtailment losses of $9 related to the pension plans that include the employees subject to the global workforce reduction plan in Restructuring and other charges on the accompanying Statement of Consolidated Operations. The curtailment gains and losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

The remeasurement of these pension plans generated a net increase in 2009 annual net periodic benefit cost of $9 of which $1 was recognized in the 2009 second quarter and the remainder will be recognized ratably over the second half of 2009. The remeasurement of these postretirement benefit plans generated a decrease in 2009 annual net periodic benefit cost of less than $1. Also, the pension plans’ PBO and plan assets decreased by $197 and $74, respectively, and the postretirement benefit plans’ APBO decreased by $1 due to the remeasurements.

Additionally in the second quarter of 2009, Alcoa recorded a credit of $144 ($94 after-tax) for pension plans and a charge of $1 (less than $1 after-tax) for postretirement benefit plans in accumulated other comprehensive loss due to the remeasurement of the curtailed plans.

P. Derivatives and Other Financial Instruments

Derivatives

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Prepaid expenses and other current assets	$70	$—
Interest rate contracts	Prepaid expenses and other current assets	23	14
Foreign exchange contracts	Prepaid expenses and other current assets	6	—
Aluminum contracts	Other assets	68	26
Interest rate contracts	Other assets	90	146
Foreign exchange contracts	Other assets	6	—

Total derivatives designated as hedging instruments under SFAS 133		$263	$186

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Prepaid expenses and other current assets	$11	$35
Energy contracts	Prepaid expenses and other current assets	4	17
Energy contracts	Other assets	—	1

Total derivatives not designated as hedging instruments under SFAS 133		$15	$53

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$17	$3
Aluminum contracts	Prepaid expenses and other current assets	2	—
Interest rate contracts	Other assets	37	64

Sub-total		$56	$67

Total Asset Derivatives		$222	$172

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Fair value of derivative contracts	$162	$492
Energy contracts	Fair value of derivative contracts	32	20
Interest rate contracts	Fair value of derivative contracts	1	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	339	309
Energy contracts	Other noncurrent liabilities and deferred credits	15	14

Total derivatives designated as hedging instruments under SFAS 133		$549	$837

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Fair value of derivative contracts	$33	$49
Energy contracts	Fair value of derivative contracts	4	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	18	15
Energy contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	36	21

Total derivatives not designated as hedging instruments under SFAS 133		$91	$103

Less margin posted:
Aluminum contracts	Fair value of derivative contracts	$2	$119
Energy contracts	Fair value of derivative contracts	31	—
Energy contracts	Other noncurrent liabilities and deferred credits	9	—

Sub-total		$42	$119

Total Liability Derivatives		$598	$821

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	June 30, 2009	December 31, 2008
Assets:
Level 1	$165	$79
Level 2	113	160
Level 3	—	—
Margin held*	(56)	(67)

Total	$222	$172

Liabilities:
Level 1	$185	$569
Level 2	29	30
Level 3	426	341
Margin posted*	(42)	(119)

Total	$598	$821

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum derivative contracts included in Level 1 and energy contracts included in Level 2. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Second quarter ended June 30, 2009	Six months ended June 30, 2009
Balance at beginning of period	$303	$341
Total realized/unrealized (losses) or gains included in:
Sales	(2)	(3)
Cost of goods sold	14	23
Other expenses, net	(6)	14
Other comprehensive income	117	45
Purchases, sales, issuances, and settlements	—	—
Transfers in and (or) out of Level 3*	—	6

Balance at end of period	$426	$426

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at June 30, 2009:
Sales	$(2)	$(3)
Cost of goods sold	14	23
Other expenses, net	(6)	14

*	In the 2009 six-month period, there was a transfer of a derivative contract into Level 3 due to the acquisition of an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction (see Note E).

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $426 as of June 30, 2009. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of

Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for this embedded derivative are included in Other expenses, net on the accompanying Statement of Consolidated Operations. None of the Level 3 positions on hand at June 30, 2009 resulted in any unrealized gains in the accompanying Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$102	$44	$(39)	$403
Interest rate contracts	Interest expense	15	4	26	6
Foreign exchange contracts	Other expenses, net	—	—	—	(1)

Total		$117	$48	$(13)	$408

Aluminum. Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2009 and 2008, Alcoa had 654 kmt and 410 kmt, respectively, of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2009 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2009 and 2008, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. In both periods, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

Foreign Exchange. During the 2008 second quarter and six-month period, Alcoa used cross-currency interest rate swaps that effectively converted its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no transactions that ceased to qualify as a fair value hedge in the 2009 and 2008 second quarters and six-month periods.

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

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008		2009	2008	2009	2008		2009	2008	2009	2008
Aluminum contracts	$(173)	$(83)	$(59)	$(308)	Sales	$17	$(47)	$31	$(83)	Other expenses, net	$1	$(2)	$3	$(1)
Aluminum contracts	—	(14)	12	(63)	Other expenses, net	—	(8)	47	(13)	Other expenses, net	—	—	—	—
Energy contracts	(8)	57	(34)	74	Cost of goods sold	(14)	2	(21)	(12)	Other expenses, net	—	—	—	—
Foreign exchange contracts	1	—	1	—	Sales	—	24	—	46	Other expenses, net	—	—	—	—
Foreign exchange contracts	—	1	—	1	Cost of goods sold	—	(9)	—	(17)	Other expenses, net	—	—	—	—

Total	$(180)	$(39)	$(80)	$(296)		$3	$(38)	$57	$(79)		$1	$(2)	$3	$(1)

*	Assuming market rates remain constant with the rates at June 30, 2009, a gain of $13 is expected to be recognized in earnings over the next 12 months.
**	For the second quarter ended June 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents $1 and $(1), respectively, related to the ineffective portion of the hedging relationships. For the six months ended June 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents $3 and an immaterial amount, respectively, related to the ineffective portion of the hedging relationships. There was also a loss of $1 recognized in income related to the amount excluded from the assessment of hedge effectiveness for both the second quarter ended and six months ended June 30, 2008.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity, for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, in the Elkem transaction (see Note E).

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of June 30, 2009 and 2008.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. On March 31, 2009, Alcoa acquired foreign currency derivatives in the Elkem transaction (see Note E) which cover anticipated foreign currency exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30, 2009	December 31, 2008
Aluminum contracts (kmt)	1,755	1,252
Energy contracts (megawatt hours)	3,255,120	3,971,715
Foreign exchange contracts	$147	$—

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$(5)	$9	$(17)	$34
Aluminum contracts	Other expenses, net	(10)	(10)	1	(40)
Embedded credit derivative	Other expenses, net	6	—	(15)	—
Foreign exchange contracts*	Other expenses, net	—	(1)	2	(1)

Total		$(9)	$(2)	$(29)	$(7)

*	As of June 30, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$851	$851	$762	$762
Restricted cash	67	67	11	11
Noncurrent receivables	35	35	14	14
Available-for-sale securities	36	36	27	27
Long-term debt due within one year	115	115	56	56
Short-term borrowings	663	663	478	478
Commercial paper	100	100	1,535	1,535
Long-term debt	9,387	8,986	8,509	7,345

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Long-term debt due within one year, Short-term borrowings, and Commercial paper. The carrying amount approximates fair value because of the short maturity of the instruments.

Noncurrent receivables. The fair value of noncurrent receivables was based on anticipated cash flows, which approximates carrying value.

Available-for-sale securities. The fair value of such securities was based on quoted market prices. These financial instruments consist of exchange-traded fixed income and equity securities, which are carried at fair value, and were classified in Level 1 of the fair value hierarchy.

Long-term debt. The fair value is based on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities.

Q. Subsequent Events – Management evaluated all activity of Alcoa through July 23, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2009, and the related statements of consolidated operations, changes in consolidated equity, and consolidated comprehensive income for each of the three-month and six-month periods ended June 30, 2009 and 2008, and the statement of consolidated cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

Pittsburgh, Pennsylvania July 23, 2009

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

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$4,244	$7,245	$8,391	$14,243

Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(312)	$553	$(792)	$852
Loss from discontinued operations	(142)	(7)	(159)	(3)

Net (loss) income	$(454)	$546	$(951)	$849

Earnings per share attributable to Alcoa common shareholders:
Diluted – (Loss) income from continuing operations	$(0.32)	$0.67	$(0.89)	$1.03
Diluted – Net (loss) income	(0.47)	0.66	(1.06)	1.03

Shipments of aluminum products (kmt)	1,288	1,407	2,463	2,764
Shipments of alumina (kmt)	2,011	1,913	3,748	3,908

Alcoa’s average realized price per metric ton of aluminum	$1,667	$3,058	$1,620	$2,937

Loss from continuing operations attributable to Alcoa was $312, or $0.32 per diluted share, in the 2009 second quarter compared with income from continuing operations of $553, or $0.67 per share, in the 2008 second quarter. The change of $865 in continuing operations was primarily the result of the following: significant declines in realized prices for alumina and aluminum; large decreases in volume in the downstream segments; and restructuring charges; all of which was somewhat offset by productivity improvements and procurement efficiencies across all businesses; net favorable foreign currency movements due to a stronger U.S. dollar; income tax benefits due to a current operating loss position; and favorable inventory adjustments.

Loss from continuing operations attributable to Alcoa was $792, or $0.89 per share, in the 2009 six-month period compared with income from continuing operations of $852, or $1.03 per share, in the 2008 six-month period. The change of $1,644 in continuing operations was primarily the result of the following: the negative impacts discussed above for the 2009 second quarter and a loss on the sale of an equity investment, all of which was somewhat offset by the positive impacts discussed above for the 2009 second quarter and a gain on the exchange of equity interests.

Net loss attributable to Alcoa for the 2009 second quarter and six-month period was $454, or $0.47 per share, and $951, or $1.06 per share, respectively, compared with net income of $546, or $0.66 per share, and $849, or $1.03 per share, for the corresponding periods in 2008. Net loss in the 2009 second quarter and six-month period included a loss of $142 and $159, respectively, from discontinued operations comprised of a $120 loss on the divestiture of the wire harness and electrical portion of the Electrical and Electronic Solutions (EES) business and the remainder was the operational results of the EES business. Net income in the 2008 second quarter and six-month period included a loss of $7 and $3, respectively, from discontinued operations comprised of the operational results of the EES business.

Late in 2008, management made the decision to reduce Alcoa’s aluminum and alumina production in response to the significant economic downturn. As a result of this decision, reductions of 750 kmt, or 18%, of annualized output from Alcoa’s global smelting system were implemented (includes previous curtailment at Rockdale, TX). Accordingly, reductions in alumina output were also initiated with a plan to reduce production by 1,500 kmt-per-year across the global refining system. The aluminum and alumina production curtailments were completed by the end of the first quarter of 2009 as planned. Smelters in Rockdale, TX (267 kmt-per-year) and Tennessee (215 kmt-per-year) were fully curtailed while another 268 kmt-per-year was partially curtailed at various other locations, including the smelter in Ferndale, WA (93 kmt-per-year). The refinery in Point Comfort, TX was partially curtailed by approximately 1,500 kmt-per-year between the fourth quarter of 2008 and the first quarter of 2009. In the second quarter of 2009, further action became necessary resulting in the decision to fully curtail the Massena East, NY smelter (125 kmt-per-year) and partially curtail the Suralco (Suriname) refinery (480 kmt-per-year).

In March 2009, Alcoa announced a series of operational and financial actions, which were in addition to those announced at the end of 2008, to significantly improve the Company’s cost structure and liquidity. Operational actions include procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions include a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds.

Sales for the 2009 second quarter and six-month period decreased $3,001, or 41%, and $5,852, or 41%, respectively, compared with the same periods in 2008. The decline in both periods was mainly driven by a drop in realized prices for alumina and aluminum as a result of significantly lower London Metal Exchange (LME) prices; decreases in volume in the downstream segments due to weak end markets; and unfavorable foreign currency movements mostly the result of a weaker Euro; all of which was slightly offset by sales from the newly acquired smelters in Norway. The absence of sales from the businesses within the former Packaging and Consumer segment ($516 in the 2008 six-month period) also contributed to the decline in the 2009 six-month period.

Cost of goods sold (COGS) as a percentage of Sales was 93.4% in the 2009 second quarter and 96.6% in the 2009 six-month period compared with 79.0% in both the 2008 second quarter and six-month period. The percentage was negatively impacted in both periods by significant declines in realized prices for alumina and aluminum and lower demand in the downstream segments. These items were partially offset by procurement and overhead cost savings across all businesses; favorable foreign currency movements due to a stronger U.S. dollar; and positive inventory adjustments, mainly LIFO (last in, first out), as a result of the considerable drop in LME prices.

Selling, general administrative, and other expenses (SG&A) decreased $58 and $135 in the 2009 second quarter and six-month period, respectively, compared with the corresponding periods in 2008. The decline in both periods was primarily due to reductions in labor costs as a result of implemented severance programs; and decreases in expenses for travel, contractors and consultants, and information technology as part of Alcoa’s cost reduction initiatives. The absence of the businesses within the former Packaging and Consumer segment ($36 in the 2008 six-month period) also contributed to the decline in the 2009 six-month period. SG&A as a percentage of Sales increased from 4.1% in the 2008 second quarter to 5.7% in the 2009 second quarter, and from 4.3% in the 2008 six-month period to 5.8% in the 2009 six-month period.

Research and development expenses declined $23, or 38%, in the 2009 second quarter and $45, or 36%, in the 2009 six-month period compared to the same periods in 2008. The decrease in both periods was mainly driven by implementation of Alcoa’s cost reduction initiatives. The absence of the businesses within the former Packaging and Consumer segment ($3 in the 2008 six-month period) also contributed to the decrease in the 2009 six-month period.

The Provision for depreciation, depletion, and amortization was flat in the 2009 second quarter and decreased $31, or 5%, in the 2009 six-month period compared to the corresponding periods in 2008. Both periods included a reduction in depreciation expense due to the extension of depreciable lives for a majority of various rolled products and hard alloy extrusions locations based upon a review of estimated useful lives completed in the 2008 third quarter and the cessation of depreciation expense beginning in January 2009 related to the Global Foil and Transportation Products Europe businesses due to the classification of these businesses as held for sale. These decreases were completely offset in the 2009 second quarter and partially offset in the 2009 six-month period by an increase in depreciation expense related to the newly acquired smelters in Norway ($10).

Restructuring and other charges in the 2009 second quarter and six-month period were $82 ($56 after-tax and noncontrolling interests) and $151 ($102 after-tax and noncontrolling interests), respectively. Restructuring and other charges in the 2009 second quarter include $42 ($30 after-tax and noncontrolling interests) for the layoff of approximately 1,560 employees (1,320 in the Flat-Rolled Products segment; 120 in the Alumina segment; 60 in the Primary Metals segment; and 60 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $23 ($15 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses mainly due to unfavorable foreign currency movements; a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions; and $8 ($5 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs. In the 2009 six-month period, restructuring and other charges include $90 ($62 after-tax and noncontrolling interests) for the layoff of approximately 4,060 employees (2,190 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 220 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; the previously mentioned $23 ($15 after-tax) in adjustments to businesses held for sale and the $9 ($6 after-tax) curtailment charge; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of SFAS 141(R) (see Recently Adopted and Recently Issued Accounting Standards); and $11 ($7 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

In the second quarter and six-month period of 2008, Alcoa recorded restructuring and other charges of less than $1 and $38 ($31 after-tax and noncontrolling interests), respectively. Restructuring and other charges include $5 ($3 after-tax) and $41 ($31 after-tax) in the 2008 second quarter and six-month period, respectively, as a result of the loss recognized on the sale of the businesses within the former Packaging and Consumer segment. The $5 was offset by a net credit of $5 ($3 after-tax and noncontrolling interests) in the 2008 second quarter, primarily as a result of adjustments to severance reserves associated with previously approved restructuring programs due to changes in facts and circumstances. The $41 was slightly offset by a net credit in the 2008 six-month period, primarily as a result of the previously mentioned adjustments partially offset by severance and other exit costs associated with previously approved restructuring programs.

Alcoa does not include restructuring and other charges in the segment results. The pretax impact of allocating restructuring and other charges to the segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Alumina	$3	$—	$3	$—
Primary Metals	5	(1)	16	(2)
Flat-Rolled Products	33	(2)	37	—
Engineered Products and Solutions	8	(1)	35	(1)
Packaging and Consumer	—	5	—	41

Segment total	49	1	91	38
Corporate	33	(1)	60	—

Total restructuring and other charges	$82	$—	$151	$38

As of June 30, 2009, approximately 2,030 of the 4,060 employees associated with 2009 restructuring programs and 5,200 of the 6,300 employees associated with 2008 restructuring programs were terminated. The remaining terminations for 2008 restructuring programs are expected to be completed by the end of 2009. In the 2009 second quarter and six-month period, cash payments made against the severance reserves were $18 and $22, respectively, related to the 2009 restructuring programs and $34 and $76, respectively, related to the 2008 restructuring programs.

Interest expense rose $28, or 32%, and $43, or 23%, in the 2009 second quarter and six-month period, respectively, compared with the corresponding periods in 2008. The increase in both periods was primarily due to a significant increase in amortization of deferred financing costs, mainly due to the fees paid for the $1,900 364-day senior unsecured revolving credit facility entered into in October 2008; and a 20% and 25% higher average debt level in the 2009 second quarter and six-month period, respectively, mostly the result of the $1,500 in new senior notes issued in July 2008, the $575 in convertible notes issued in March 2009, and increased borrowings on the BNDES loans that began in April 2008 related to the Juruti, São Luís and Estreito growth projects. The impact of the higher amortization and average debt levels was somewhat offset by an increase of $10 and $18 in interest capitalized on construction projects, principally due to the Juruti and São Luís growth projects, in the 2009 second quarter and six-month period, respectively.

Other income, net declined $7, or 7%, in the 2009 second quarter and increased $21, or 55%, in the 2009 six-month period compared with the same periods in 2008. The decrease in the 2009 second quarter was mainly the result of a decline in equity income related to Alcoa’s share of the results of Elkem and Sapa AB prior to the exchange of these investments and the absence of a gain on the 2008 sale of a smelter interest in Ghana, both of which were mostly offset by net gains related to the improvement in the cash surrender value of company-owned life insurance. The increase in the 2009 six-month period was principally due to a $188 gain on the Elkem/Sapa AB exchange transaction; mark-to-market gains on derivative contracts; net gains related to the improvement in the cash surrender value of company-owned life insurance; favorable foreign currency movements due to a stronger U.S. dollar; and a $22 gain on the sale of property in Vancouver, WA. These positive impacts were mostly offset by a $182 realized loss on the sale of the Shining Prospect investment; a decrease in equity income related to Alcoa’s share of the results of Elkem, Sapa AB, and Shining Prospect prior to the exchange and sale of these investments; and the absence of a gain on the 2008 sale of a smelter interest in Ghana.

The effective tax rate for the second quarter of 2009 and 2008 was 25.4% (benefit on a loss) and 27.1% (provision on income), respectively. The rate for the 2009 second quarter differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $21 tax charge for unbenefitted operational losses that are excluded from the estimated annual effective tax rate calculation, and a $5 discrete income tax charge related to the Elkem/Sapa AB exchange transaction. The rate for the 2008 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and a $9 discrete income tax benefit associated with the sale of the businesses within the former Packaging and Consumer segment, mainly as a result of changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations.

The effective tax rate for the 2009 and 2008 six-month periods was 34.5% (benefit on a loss) and 31.0% (provision on income), respectively. The rate for the 2009 six-month period differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions and a $6 tax charge for unbenefitted operational losses that are excluded from the estimated annual effective tax rate calculation, both of which were mostly offset by a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars and a $6 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction. The rate for the 2008 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions and the $9 discrete income tax benefit mentioned above, partially offset by a $28 discrete income tax charge related to the allocation of the sale proceeds of the businesses within the former Packaging and Consumer segment to higher tax rate jurisdictions as opposed to the allocation previously contemplated.

Alcoa has recorded deferred tax assets associated with tax loss carryforwards and tax credit carryforwards. As of December 31, 2008, deferred tax assets related to tax loss carryforwards and tax credit carryforwards were $1,017 and $320, respectively. These deferred tax asset amounts increased during the 2009 six-month period as a result of Alcoa’s current operating loss position. Alcoa has recorded a valuation allowance against a portion of the tax loss carryforwards but has not recorded a valuation allowance against the tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized if sufficient income is not generated in the future in certain jurisdictions.

Net income attributable to noncontrolling interests for the 2009 second quarter and six-month period decreased $75 and $132, respectively, compared with the corresponding periods in 2008. The decline in both periods was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC) mainly driven by a significant drop in realized prices.

Segment Information

In May 2009, management approved the movement of Alcoa’s hard alloy extrusions business from the Flat-Rolled Products segment to the Engineered Products and Solutions segment. This move was made to capture market, customer, and manufacturer synergies through the combination of the hard alloy extrusions business with the power and propulsion forgings business. Prior period amounts were reclassified to reflect this change.

I. Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Alumina production (kmt)	3,309	3,820	6,754	7,690
Third-party alumina shipments (kmt)	2,011	1,913	3,748	3,908

Third-party sales	$441	$717	$871	$1,397
Intersegment sales	306	766	690	1,433

Total sales	$747	$1,483	$1,561	$2,830

After-tax operating income (ATOI)	$(7)	$190	$28	$359

Alumina production decreased 13% and 12% in the 2009 second quarter and six-month period, respectively, compared with the corresponding periods in 2008. The reduction in both periods was mostly the result of the effects of curtailments initiated over the last three quarters, including approximately 1,500 kmt-per-year at the Point Comfort, TX refinery and approximately 480 kmt-per-year at the Suralco (Suriname) refinery. Slightly offsetting the curtailments was increased production at the Pinjarra (Australia) refinery, as this facility continues to set production records due to the continued positive effects of the efficiency upgrade expansion completed in 2006.

Third-party sales for the Alumina segment declined 38% in the 2009 second quarter compared with the same period in 2008. The decrease was primarily due to a 47% drop in realized prices, driven by significantly lower LME prices. In the 2009 six-month period, third-party sales declined 38% compared to the 2008 six-month period. This decrease was principally the result of a 42% drop in realized prices, driven by significantly lower LME prices and a 4% decline in shipments.

Intersegment sales decreased 60% in the 2009 second quarter and 52% in the 2009 six-month period compared to the corresponding periods in 2008 mostly due to a drop in realized prices and a reduction in demand from the Primary Metals segment.

ATOI for this segment declined $197 in the 2009 second quarter and $331 in the 2009 six-month period compared to the same periods in 2008. The decrease in both periods was primarily the result of the significant drop in realized prices, partially offset by favorable foreign currency movements due to a stronger U.S. dollar, procurement and overhead cost savings across all regions, and the absence of the cost impact of the 2008 gas outage in Western Australia ($16).

In the third quarter of 2009, continued positive results are anticipated from cost savings initiatives and caustic costs are expected to decline through decreased pricing and lower consumption via operating practices. Also, start-up costs of approximately $12 related to the São Luís refinery expansion and Juruti bauxite mine development will impact results.

II. Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Aluminum production (kmt)	906	1,030	1,786	2,025
Third-party aluminum shipments (kmt)	779	750	1,462	1,415

Alcoa’s average realized price per metric ton of aluminum	$1,667	$3,058	$1,620	$2,937

Third-party sales	$1,146	$2,437	$1,990	$4,314
Intersegment sales	349	1,108	742	2,213

Total sales	$1,495	$3,545	$2,732	$6,527

ATOI	$(178)	$428	$(390)	$735

At June 30, 2009, Alcoa had 1,303 kmt of idle capacity on a base capacity of 4,813 kmt. In the 2009 second quarter, idle capacity increased by 101 kmt compared to March 31, 2009 primarily due to the temporary shutdown of the Massena East, NY smelter (125 kmt), as a result of continued curtailments to address the significant decline in LME prices and aluminum demand. All previously announced production curtailments were completed.

Aluminum production decreased 12% in both the 2009 second quarter and six-month period compared with the corresponding periods in 2008. The reduction was mainly the result of the effects of smelter curtailments that began at the end of the second quarter of 2008, including the smelters in Rockdale, TX (267 kmt-per-year), Tennessee (215 kmt-per-year), Massena East, NY (125 kmt-per-year), and Ferndale, WA (93 kmt-per-year), partially offset by an increase in production due to the 2009 first quarter acquisition of the Lista (94 kmt-per-year) and Mosjøen (188 kmt-per-year) smelters in Norway. An increase in production at the Iceland smelter (344 kmt-per-year) also contributed positively to production in the 2009 six-month period, as this smelter was not at full capacity until April 2008.

Third-party sales for the Primary Metals segment declined 53% and 54% in the 2009 second quarter and six-month period, respectively, compared with the same periods in 2008. The decrease in both periods was mostly the result of a 45% drop in realized prices, driven by a 49% (quarter) and 50% (six months) decline in LME prices, slightly offset by sales from the newly acquired smelters in Norway.

Intersegment sales decreased 69% in the 2009 second quarter and 66% in the 2009 six-month period compared to the corresponding periods in 2008, mainly as a result of a drop in realized prices and a decline in volume due to lower demand from the downstream segments.

ATOI for this segment declined $606 and $1,125 in the 2009 second quarter and six-month period, respectively, compared to the same periods in 2008. The decrease in both periods was primarily due to the significant drop in realized prices and a decline in volumes, somewhat offset by lower costs for alumina, favorable foreign currency movements due to a stronger U.S. dollar, and procurement and overhead cost savings across all regions. A gain ($112) related to Alcoa’s acquisition of the other 50% of Elkem Aluminium ANS (Elkem) also contributed positively to ATOI in the 2009 six-month period. Through the first quarter of 2009, the Primary Metals segment recognized its existing 50% share of the operating results of Elkem as equity income. Starting in the second quarter of 2009, this segment reflected 100% of the operational results of the two smelters (282 kmt-per-year) and anode facility owned by Elkem.

In the third quarter of 2009, cost savings initiatives are expected to continue to benefit results, especially in labor and input costs.

III. Flat-Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Third-party aluminum shipments (kmt)	448	571	890	1,160

Third-party sales	$1,427	$2,363	$2,937	$4,699
Intersegment sales	23	65	49	131

Total sales	$1,450	$2,428	$2,986	$4,830

ATOI	$(35)	$48	$(96)	$81

Third-party sales for the Flat-Rolled Products segment decreased 40% and 37% in the 2009 second quarter and six-month period, respectively, compared with the corresponding periods in 2008, mostly the result of a decline in prices and a reduction in volumes across all businesses, mainly due to weak end markets in Europe and North America.

ATOI for this segment declined $83 in the 2009 second quarter and $177 in the 2009 six-month period compared to the same periods in 2008. The decrease in both periods was primarily due to reduced volumes across all businesses and lower prices, partially offset by procurement and overhead cost savings and favorable foreign currency movements, principally the result of a weaker Russian ruble.

In the third quarter of 2009, end markets are expected to remain weak and demand will slow as plants shutdown for the summer in Europe. Conversely, we anticipate continued benefits from cost savings initiatives.

IV. Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Third-party aluminum shipments (kmt)	50	69	91	138

Third-party sales	$1,194	$1,660	$2,464	$3,211

ATOI	$88	$172	$183	$320

Third-party sales for the Engineered Products and Solutions segment decreased 28% and 23% in the 2009 second quarter and six-month period, respectively, compared with the corresponding periods in 2008, mostly due to lower volumes across all businesses because of weak end markets and unfavorable foreign currency movements due to a weaker Euro.

ATOI for this segment declined 49% in the 2009 second quarter and 43% in the 2009 six-month period compared to the same periods in 2008. The decrease in both periods was principally the result of lower volumes across all businesses, partially offset by procurement and overhead cost savings realized in all businesses.

In the third quarter of 2009, continued benefits from cost savings initiatives are anticipated while end markets are expected to remain weak and demand will slow as plants shutdown for the summer in Europe.

V. Packaging and Consumer

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Third-party aluminum shipments (kmt)	—	—	—	19

Third-party sales	$—	$19	$—	$516

ATOI	$—	$—	$—	$11

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

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total segment ATOI	$(132)	$838	$(275)	$1,506
Unallocated amounts (net of tax):
Impact of LIFO	39	(44)	68	(75)
Interest income	8	12	9	21
Interest expense	(75)	(57)	(149)	(121)
Noncontrolling interests	5	(70)	(5)	(137)
Corporate expense	(70)	(91)	(141)	(173)
Restructuring and other charges	(56)	(1)	(102)	(31)
Discontinued operations	(142)	(7)	(159)	(3)
Other	(31)	(34)	(197)	(138)

Consolidated net (loss) income attributable to Alcoa	$(454)	$546	$(951)	$849

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for the 2009 second quarter and six-month period compared with the corresponding periods in 2008 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO due to lower prices for alumina and metal, both of which were driven by a significant drop in LME prices;

•

an increase in Interest expense, primarily due to a significant increase in amortization of deferred financing costs, mainly due to the fees paid for the $1,900 364-day senior unsecured revolving credit facility entered into in October 2008, and a higher average debt level, mostly the result of the $1,500 in new senior notes issued in July 2008, the $575 in convertible notes issued in March 2009, and increased borrowings on the BNDES loans that began in April 2008 related to the Juruti, São Luís and Estreito growth projects, somewhat offset by an increase in interest capitalized on construction projects, principally due to the Juruti and São Luís growth projects;

•	a decrease in Noncontrolling interests, mainly due to lower earnings at AWAC primarily driven by a significant drop in realized prices;

•

a decline in Corporate expense, principally due to reductions in labor costs as a result of implemented severance programs and decreases in expenses for travel, contractors and consultants, and information technology as part of Alcoa’s cost reduction initiatives;

•

an increase in Restructuring and other charges, primarily due to, in the 2009 second quarter, $30 in severance charges for a further headcount reduction of 1,560 and $15 in adjustments to the Global Foil and Transportation Products Europe

businesses mainly due to unfavorable foreign currency movements; and, in the 2009 six-month period, $62 in severance charges for a further headcount reduction of 4,060, the previously mentioned adjustments to businesses held for sale of $15, and $12 for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of SFAS 141(R), somewhat offset by the absence of a $31 loss on the sale of the businesses within the former Packaging and Consumer segment;

•

a change in Discontinued operations, reflecting a $120 loss on the divestiture of the wire harness and electrical portion of the EES business and increased operating losses of the EES business, mainly the result of the significant deterioration of the automotive markets this business serves; and

•

a change in Other in the 2009 six-month period compared to the 2008 six-month period, principally the result of a $118 realized loss on the sale of the Shining Prospect investment, partially offset by a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars; a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture; and the absence of a net $19 discrete income tax charge associated with the sale of the businesses within the former Packaging and Consumer segment related to the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, somewhat offset by changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations.

Segment Assets

The following table details segment assets:

	June 30, 2009	December 31, 2008
Alumina	$8,416	$7,800
Primary Metals*	11,883	12,239
Flat-Rolled Products	4,582	5,164
Engineered Products and Solutions	5,556	5,770

Total segment assets**	$30,437	$30,973

*	Primary Metals’ segment assets as of December 31, 2008 were revised to include derivative contract assets, which were previously excluded from segment assets, to conform to the current period presentation. This change was made to align the derivative contract assets with the segment where the impacts of these assets were reported.
**	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets for the Alumina segment was primarily due to capital expenditures related to the Juruti bauxite mine development and São Luís refinery expansion, partially offset by a decrease in receivables, mainly as a result of lower sales. The decrease in segment assets for the Primary Metals segment was principally due to a decline in receivables, mostly the result of lower sales; a reduction in inventory, primarily due to curtailed production at various smelters and management’s initiative to maintain lower levels of inventory on-hand in response to significantly lower demand; and a decrease in the fair value of derivative contract assets; all of which was partially offset by the net increase in assets as a result of the acquisition of the smelters in Norway. Segment assets declined primarily as a result of lower inventory, mostly due to the previously mentioned initiative, for both the Flat-Rolled Products and Engineered Products and Solutions segments, and a decrease in receivables, mainly due to lower sales, for the Engineered Products and Solutions segment.

Liquidity and Capital Resources

In March 2009, Alcoa announced a series of operational and financial actions, which were in addition to those announced at the end of 2008, to significantly improve the Company’s cost structure and liquidity. Operational actions include procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions include a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds. Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs.

Cash From Operations

Cash provided from operations was $57 in the 2009 six-month period compared with $719 in the same period of 2008. The decline of $662 is principally due to significantly lower earnings, partially offset by a $672 cash inflow associated with working capital and a positive $36 net change in noncurrent assets and liabilities. The major components of the change in working capital were as follows: a $637 decrease in receivables, primarily as a result of lower sales across all businesses; a $1,291 reduction in inventories, mostly due to curtailed production at Alcoa’s refineries and smelters, management’s initiative to maintain lower levels of inventory on-hand in response to significantly lower demand, and lower costs for certain raw materials; a $238 decline in prepaid expenses and other current assets; a $900 decrease in accounts payable, trade, principally the result of lower purchasing needs and declining commodity prices; a $61 reduction in accrued expenses, mainly driven by timing of various expenses; and a decline of $533 in taxes, including income taxes, mostly due to the change from an operating income position to an operating loss position.

Financing Activities

Cash provided from financing activities was $501 in the 2009 six-month period, an increase of $404 compared with $97 in the corresponding period of 2008.

The source of cash in the 2009 six-month period was primarily due to $905 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $311 in borrowings under the BNDES loans, which support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $876 from the issuance of 172.5 million shares of common stock; $189 from the net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s $1,900 364-day senior unsecured revolving credit facility within the 2009 first quarter), principally the result of $255 in new loans to support Alcoa Alumínio’s export operations ($55 was borrowed and repaid within the 2009 second quarter); and net cash received from noncontrolling interests of $174, principally related to Alumina Limited’s share of the growth projects in Brazil; all of which was partially offset by a $1,435 decrease in outstanding commercial paper mainly due to the tightening in the credit markets and a reduction in market availability as a result of the change in Alcoa’s credit ratings during the 2009 first quarter and $168 in dividends paid to shareholders.

In the 2008 six-month period, the source of cash was primarily the result of $432 in additions to long-term debt, mainly driven by $429 in borrowings under the BNDES loans; a $343 increase in outstanding commercial paper to support operations and capital spending; net cash received from noncontrolling interests of $182, principally related to Alumina Limited’s share of the growth projects in Brazil; and $176 in proceeds from employees exercising their stock options; all of which was mostly offset by $605 for the repurchase of common stock; $280 in dividends paid to shareholders; and $190 in repayments of long-term debt, mainly due to a payment of $150 for 6.625% Notes due March 2008.

On February 10, 2009, Standard and Poor’s Ratings Services (S&P) changed its long-term debt rating of Alcoa from BBB+ to BBB- and its short-term debt rating from A-2 to A-3. S&P’s rating report stated that the changes in Alcoa’s ratings reflect uncertainties regarding the length and depth of the ongoing economic downturn; expectations of a long, slow economic recovery; S&P’s belief that Alcoa’s credit metrics will deteriorate significantly during 2009; and S&P’s concerns regarding Alcoa’s liquidity position. S&P removed all ratings from negative credit watch; however, the current outlook remains negative based on expected weak earnings in 2009 and weak credit metrics based on the new S&P ratings. The report further stated that the S&P ratings reflect Alcoa’s strong business position as one of the largest integrated aluminum producers in the world, with broad product, business, and geographic diversity and efficient alumina operations.

On February 13, 2009, Moody’s Investors Service (Moody’s) changed its long-term debt rating of Alcoa from Baa1 to Baa3 and its short-term debt rating from Prime-2 to Prime-3. Moody’s rating report stated that the changes in Alcoa’s ratings reflect the relatively weak debt protection measures, increased debt levels and leverage ratios, and negative cash flow position of Alcoa going into a major economic downturn. Moody’s removed all ratings from negative credit watch and the current outlook was changed from negative to stable. The change in the outlook was based on Moody’s view that Alcoa will be able to materially reduce short-term debt outstanding due to the monetization of Alcoa’s investment in Shining Prospect, the anticipation that Alcoa will continue to focus on reducing cash consumption, and that liquidity will remain comfortably above requirements.

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

Investing Activities

Cash used for investing activities was $497 in the 2009 six-month period compared with $530 in the 2008 six-month period, resulting in a decrease in cash used of $33.

In the 2009 six-month period, the use of cash was mainly due to $889 in capital expenditures, 68% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; and a net cash outflow of $78 for the divestiture of assets and businesses, including a cash outflow of $193 for the EES business and cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA; all of which was partially offset by $506 from sales of investments, mostly related to the receipt of $501 for the sale of the Shining Prospect investment.

The use of cash in the 2008 six-month period was principally due to $1,544 in capital expenditures, 56% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $1,237 in additions to investments, mostly related to the $1,200 investment made in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and $370 in acquisitions for the purchase of two aerospace fastener manufacturing businesses and the buyout of outstanding noncontrolling interests in Bohai and Russia; all of which was principally offset by $2,636 in proceeds from the sale of asses and businesses, mostly due to the $2,633 in net proceeds from the sale of the businesses within the former Packaging and Consumer segment.

Recently Adopted and Recently Issued Accounting Standards

Adopted

On June 30, 2009, Alcoa adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

On January 1, 2009, Alcoa adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, Alcoa adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures, the adoption of SFAS 161 had no impact on the Financial Statements.

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

On June 30, 2009, Alcoa adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Financial Statements.

Effective January 1, 2009, Alcoa adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The provisions of FSP FAS 141(R)-1 were applied to an acquisition completed on March 31, 2009.

On January 1, 2009, Alcoa adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

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

Issued

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for Alcoa for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for Alcoa on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for Alcoa on January 1, 2010. Management is currently evaluating the potential impact of SFAS 166 on the Financial Statements.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 71 waste sites, including Superfund sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

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

Sherwin, TX. In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation was reserved.

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

Separately, in September 2008, Alcoa completed a Remedial Investigation/Feasibility Study (RI/FS) under the Washington State Model Toxics Control Act and negotiated a consent decree with the WDE, which requires Alcoa to complete cleanup of PCB contaminated sediments in the Columbia River as well as remediate soil contamination in upland portions of the Vancouver property.

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

While continuing the cleanup work on the Columbia River during the 2009 first quarter, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. In the 2009 second quarter, cleanup work was completed related to the Evergreen property and the Columbia River. Alcoa expects to submit a final report on this cleanup work to the WDE in the 2009 third quarter.

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

Alcoa’s remediation reserve balance was $303 and $316 at June 30, 2009 and December 31, 2008 (of which $30 and $39 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2009 second quarter and six-month period, the remediation reserve was increased by $1 and $8, respectively, associated with various sites. The changes to the remediation reserve were recorded in Cost of goods sold on the Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $10 and $21 in the 2009 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheet were as follows:

	Balance Sheet Location	June 30, 2009	December 31, 2008
Asset Derivatives
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Prepaid expenses and other current assets	$70	$—
Interest rate contracts	Prepaid expenses and other current assets	23	14
Foreign exchange contracts	Prepaid expenses and other current assets	6	—
Aluminum contracts	Other assets	68	26
Interest rate contracts	Other assets	90	146
Foreign exchange contracts	Other assets	6	—

Total derivatives designated as hedging instruments under SFAS 133		$263	$186

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Prepaid expenses and other current assets	$11	$35
Energy contracts	Prepaid expenses and other current assets	4	17
Energy contracts	Other assets	—	1

Total derivatives not designated as hedging instruments under SFAS 133		$15	$53

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$17	$3
Aluminum contracts	Prepaid expenses and other current assets	2	—
Interest rate contracts	Other assets	37	64

Sub-total		$56	$67

Total Asset Derivatives		$222	$172

*	See the “Other” section within Item 3 for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Aluminum contracts	Fair value of derivative contracts	$162	$492
Energy contracts	Fair value of derivative contracts	32	20
Interest rate contracts	Fair value of derivative contracts	1	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	339	309
Energy contracts	Other noncurrent liabilities and deferred credits	15	14

Total derivatives designated as hedging instruments under SFAS 133		$549	$837

Derivatives not designated as hedging instruments under SFAS 133*:
Aluminum contracts	Fair value of derivative contracts	$33	$49
Energy contracts	Fair value of derivative contracts	4	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	18	15
Energy contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	36	21

Total derivatives not designated as hedging instruments under SFAS 133		$91	$103

Less margin posted:
Aluminum contracts	Fair value of derivative contracts	$2	$119
Energy contracts	Fair value of derivative contracts	31	—
Energy contracts	Other noncurrent liabilities and deferred credits	9	—

Sub-total		$42	$119

Total Liability Derivatives		$598	$821

*	See the “Other” section within Item 3 for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	June 30, 2009	December 31, 2008
Assets:
Level 1	$165	$79
Level 2	113	160
Level 3	—	—
Margin held*	(56)	(67)

Total	$222	$172

Liabilities:
Level 1	$185	$569
Level 2	29	30
Level 3	426	341
Margin posted*	(42)	(119)

Total	$598	$821

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum derivative contracts included in Level 1 and energy contracts included in Level 2. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Second quarter ended June 30, 2009	Six months ended June 30, 2009
Balance at beginning of period	$303	$341
Total realized/unrealized (losses) or gains included in:
Sales	(2)	(3)
Cost of goods sold	14	23
Other expenses, net	(6)	14
Other comprehensive income	117	45
Purchases, sales, issuances, and settlements	—	—
Transfers in and (or) out of Level 3*	—	6

Balance at end of period	$426	$426

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at June 30, 2009:
Sales	$(2)	$(3)
Cost of goods sold	14	23
Other expenses, net	(6)	14

*	In the 2009 six-month period, there was a transfer of a derivative contract into Level 3 due to the acquisition of an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $426 as of June 30, 2009. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for this embedded derivative are included in Other expenses, net on the Statement of Consolidated Operations. None of the Level 3 positions on hand at June 30, 2009 resulted in any unrealized gains in the Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$102	$44	$(39)	$403
Interest rate contracts	Interest expense	15	4	26	6
Foreign exchange contracts	Other expenses, net	—	—	—	(1)

Total		$117	$48	$(13)	$408

Aluminum. Alcoa is a leading global producer of primary aluminum and aluminum fabricated products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2009 and 2008, Alcoa had 654 kmt and 410 kmt, respectively, of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2009 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2009 and 2008, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. In both periods, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

Foreign Exchange. During the 2008 second quarter and six-month period, Alcoa used cross-currency interest rate swaps that effectively converted its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no transactions that ceased to qualify as a fair value hedge in the 2009 and 2008 second quarters and six-month periods.

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

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008		2009	2008	2009	2008		2009	2008	2009	2008
Aluminum contracts	$(173)	$(83)	$(59)	$(308)	Sales	$17	$(47)	$31	$(83)	Other expenses, net	$1	$(2)	$3	$(1)
Aluminum contracts	—	(14)	12	(63)	Other expenses, net	—	(8)	47	(13)	Other expenses, net	—	—	—	—
Energy contracts	(8)	57	(34)	74	Cost of goods sold	(14)	2	(21)	(12)	Other expenses, net	—	—	—	—
Foreign exchange contracts	1	—	1	—	Sales	—	24	—	46	Other expenses, net	—	—	—	—
Foreign exchange contracts	—	1	—	1	Cost of goods sold	—	(9)	—	(17)	Other expenses, net	—	—	—	—

Total	$(180)	$(39)	$(80)	$(296)		$3	$(38)	$57	$(79)		$1	$(2)	$3	$(1)

*	Assuming market rates remain constant with the rates at June 30, 2009, a gain of $13 is expected to be recognized in earnings over the next 12 months.
**	For the second quarter ended June 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents $1 and $(1), respectively, related to the ineffective portion of the hedging relationships. For the six months ended June 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents $3 and an immaterial amount, respectively, related to the ineffective portion of the hedging relationships. There was also a loss of $1 recognized in income related to the amount excluded from the assessment of hedge effectiveness for both the second quarter and six months ended June 30, 2008.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity, for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, in the Elkem transaction.

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of June 30, 2009 and 2008.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. On March 31, 2009, Alcoa acquired foreign currency derivatives in the Elkem transaction which cover anticipated foreign currency exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30, 2009	December 31, 2008
Aluminum contracts (kmt)	1,755	1,252
Energy contracts (megawatt hours)	3,255,120	3,971,715
Foreign exchange contracts	$147	$—

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$(5)	$9	$(17)	$34
Aluminum contracts	Other expenses, net	(10)	(10)	1	(40)
Embedded credit derivative	Other expenses, net	6	–	(15)	–
Foreign exchange contracts*	Other expenses, net	–	(1)	2	(1)

Total		$(9)	$(2)	$(29)	$(7)

*	As of June 30, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2009	—	—	—	115,800,571
February 1 - February 28, 2009	—	—	—	115,800,571
March 1 - March 31, 2009	—	—	—	115,800,571

Total for quarter ended March 31, 2009	—	—	—	115,800,571

April 1 - April 30, 2009	—	—	—	115,800,571
May 1 - May 31, 2009	—	—	—	115,800,571
June 1 - June 30, 2009	—	—	—	115,800,571

Total for quarter ended June 30, 2009	—	—	—	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2008, Alcoa elected to temporarily suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 4.	Submission of Matters to a Vote of Security Holders.

Alcoa’s annual meeting of shareholders was held on May 8, 2009. At the meeting:

(1)	the four nominees named in Alcoa’s 2009 proxy statement, Kathryn S. Fuller, Judith M. Gueron, Patricia F. Russo, and Ernesto Zedillo, were elected to serve as directors for a three-year term expiring in 2012;

(2)	the selection of PricewaterhouseCoopers LLP to serve as the independent auditor of Alcoa for 2009 was ratified;

(3)	the 2009 Alcoa Stock Incentive Plan was approved; and

(4)	a shareholder proposal requesting that each shareholder voting requirement in Alcoa’s charter and bylaws that calls for a greater than simple majority vote (including each 80% provision in the charter) be changed to a majority of the votes cast was approved.

The voting results for each matter are set forth below.

	Votes For	Votes Withheld
(1) Election of Directors:

NOMINEE
Kathryn S. Fuller	606,816,157	45,980,211
Judith M. Gueron	608,577,084	44,219,284
Patricia F. Russo	609,105,189	43,691,179
Ernesto Zedillo	609,094,239	43,702,129

	Votes For	Votes Against	Abstentions
(2) Ratification of the Independent Auditor	639,475,483	10,204,037	3,120,949

	Votes For	Votes Against	Abstentions	Broker Non-Votes
(3) Approval of the 2009 Alcoa Stock Incentive Plan	424,146,282	72,198,882	3,656,838	152,798,467

	Votes For	Votes Against	Abstentions	Broker Non-Votes
(4) Shareholder Proposal requesting that each shareholder voting requirement in Alcoa’s charter and bylaws that calls for a greater than simple majority vote (including each 80% provision in the charter) be changed to a majority vote of the votes cast	367,168,068	127,711,504	5,116,661	152,804,236

Item 6.	Exhibits.

10(a).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009

10(b).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2009

10(c).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 23, 2009	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 23, 2009	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10(a).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009

10(b).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2009

10(c).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document