Form 10-Q
period 2009-09-30
ALCOA INC
filed 2009-10-23
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 20, 2009, 974,377,851 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Sales (K)	$4,615	$6,970	$13,006	$21,213

Cost of goods sold (exclusive of expenses below)	3,888	5,648	11,997	16,898
Selling, general administrative, and other expenses	234	275	718	894
Research and development expenses	39	61	118	185
Provision for depreciation, depletion, and amortization	342	311	942	942
Restructuring and other charges (D)	17	38	168	76
Interest expense	120	96	349	282
Other (income) expenses, net (J)	(123)	15	(182)	(23)

Total costs and expenses	4,517	6,444	14,110	19,254

Income (loss) from continuing operations before income taxes	98	526	(1,104)	1,959
(Benefit) provision for income taxes (N)	(22)	136	(437)	580

Income (loss) from continuing operations	120	390	(667)	1,379
Income (loss) from discontinued operations (C)	4	(38)	(155)	(41)

Net income (loss)	124	352	(822)	1,338

Less: Net income attributable to noncontrolling interests	47	84	52	221

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$77	$268	$(874)	$1,117

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$73	$306	$(719)	$1,158
Income (loss) from discontinued operations	4	(38)	(155)	(41)

Net income (loss)	$77	$268	$(874)	$1,117

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (M):
Basic:
Income (loss) from continuing operations	$0.07	$0.37	$(0.78)	$1.41
Income (loss) from discontinued operations	0.01	(0.04)	(0.17)	(0.05)

Net income (loss)	$0.08	$0.33	$(0.95)	$1.36

Diluted:
Income (loss) from continuing operations	$0.07	$0.37	$(0.78)	$1.40
Income (loss) from discontinued operations	0.01	(0.04)	(0.17)	(0.05)

Net income (loss)	$0.08	$0.33	$(0.95)	$1.35

Dividends paid per common share	$0.03	$0.17	$0.23	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,066	$762
Receivables from customers, less allowances of $74 in 2009 and $65 in 2008	1,723	1,883
Other receivables	651	708
Inventories (F)	2,516	3,238
Fair value of hedged aluminum	31	586
Prepaid expenses and other current assets	1,045	973

Total current assets	7,032	8,150

Properties, plants, and equipment	34,932	31,301
Less: accumulated depreciation, depletion, and amortization	15,340	13,846

Properties, plants, and equipment, net	19,592	17,455

Goodwill	5,048	4,981
Investments (E and G)	940	1,915
Deferred income taxes	2,642	2,688
Other assets	2,666	2,386
Assets held for sale (C)	179	247

Total assets	$38,099	$37,822

LIABILITIES
Current liabilities:
Short-term borrowings (H)	$343	$478
Commercial paper	—	1,535
Accounts payable, trade	1,850	2,518
Accrued compensation and retirement costs	885	866
Taxes, including income taxes	363	378
Fair value of derivative contracts (P)	81	461
Other current liabilities	832	987
Long-term debt due within one year	663	56

Total current liabilities	5,017	7,279

Long-term debt, less amount due within one year (H)	9,067	8,509
Accrued pension benefits	2,797	2,941
Accrued postretirement benefits	2,755	2,730
Other noncurrent liabilities and deferred credits	1,803	1,580
Deferred income taxes	366	321
Liabilities of operations held for sale (C)	76	130

Total liabilities	21,881	23,490

COMMITMENTS AND CONTINGENCIES (I)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (L)	1,097	925
Additional capital (L)	6,612	5,850
Retained earnings	11,297	12,400
Treasury stock, at cost	(4,268)	(4,326)
Accumulated other comprehensive loss	(1,559)	(3,169)

Total Alcoa shareholders’ equity	13,234	11,735

Noncontrolling interests	2,984	2,597

Total equity	16,218	14,332

Total liabilities and equity	$38,099	$37,822

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2009	2008
CASH FROM OPERATIONS
Net (loss) income	$(822)	$1,338
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	942	943
Deferred income taxes	(55)	(10)
Equity loss (income), net of dividends	4	(66)
Restructuring and other charges (D)	168	76
Gains from investing activities – asset sales (J)	(104)	(30)
Provision for doubtful accounts	13	8
Loss from discontinued operations (C)	155	41
Stock-based compensation	69	85
Excess tax benefits from stock-based payment arrangements	—	(15)
Other	124	(44)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (increase) in receivables	463	(164)
Decrease (increase) in inventories	1,053	(621)
Decrease (increase) in prepaid expenses and other current assets	94	(74)
(Decrease) increase in accounts payable, trade	(736)	76
(Decrease) in accrued expenses	(430)	(374)
(Decrease) increase in taxes, including income taxes	(515)	27
Pension contributions	(102)	(485)
(Increase) in noncurrent assets	(223)	(91)
Increase in noncurrent liabilities	141	30
Decrease (increase) in net assets held for sale (C)	11	(22)

CASH PROVIDED FROM CONTINUING OPERATIONS	250	628
CASH USED FOR DISCONTINUED OPERATIONS	(9)	(2)

CASH PROVIDED FROM OPERATIONS	241	626

FINANCING ACTIVITIES
Net change in short-term borrowings (H)	(125)	(76)
Net change in commercial paper	(1,535)	351
Additions to long-term debt (H)	1,043	2,105
Debt issuance costs (H)	(17)	(13)
Payments on long-term debt	(31)	(192)
Proceeds from exercise of employee stock options	—	177
Excess tax benefits from stock-based payment arrangements	—	15
Issuance of common stock (L)	876	—
Repurchase of common stock	—	(1,082)
Dividends paid to shareholders	(198)	(420)
Dividends paid to noncontrolling interests	(93)	(193)
Contributions from noncontrolling interests	327	429

CASH PROVIDED FROM FINANCING ACTIVITIES	247	1,101

INVESTING ACTIVITIES
Capital expenditures	(1,254)	(2,405)
Capital expenditures of discontinued operations	(5)	(16)
Acquisitions, net of cash acquired (E)	112	(276)
Acquisitions of noncontrolling interests	—	(141)
Proceeds from the sale of assets and businesses (E)	(73)	2,684
Additions to investments (I)	(26)	(1,276)
Sales of investments (G)	1,026	72
Net change in short-term investments and restricted cash	8	(2)
Other	(9)	(27)

CASH USED FOR INVESTING ACTIVITIES	(221)	(1,387)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37	8

Net change in cash and cash equivalents	304	348
Cash and cash equivalents at beginning of year	762	483

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,066	$831

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Non- controlling interests	Total equity

Balance at June 30, 2008	$55	$925	$5,827	$13,607	$(3,852)	$140	$2,859	$19,561
Net income	—	—	—	268	—	—	84	352
Other comprehensive loss	—	—	—	—	—	(1,171)	(257)	(1,428)
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.34 per share	—	—	—	(274)	—	—	—	(274)
Noncontrolling interests	—	—	—	—	—	—	(76)	(76)
Stock-based compensation	—	—	15	—	—	—	—	15
Common stock issued: compensation plans	—	—	—	—	3	—	—	3
Repurchase of common stock	—	—	—	—	(477)	—	—	(477)
Contributions	—	—	—	—	—	—	130	130
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	6	6

Balance at September 30, 2008	$55	$925	$5,842	$13,600	$(4,326)	$(1,031)	$2,740	$17,805

Balance at June 30, 2009	$55	$1,097	$6,601	$11,281	$(4,272)	$(1,945)	$2,764	$15,581
Net income	—	—	—	77	—	—	47	124
Other comprehensive income	—	—	—	—	—	386	107	493
Cash dividends:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(59)	—	—	—	(59)
Noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Stock-based compensation	—	—	16	—	—	—	—	16
Common stock issued: compensation plans	—	—	(5)	—	4	—	—	(1)
Contributions	—	—	—	—	—	—	74	74
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	—	—
Other	—	—	—	(1)	—	—	6	5

Balance at September 30, 2009	$55	$1,097	$6,612	$11,297	$(4,268)	$(1,559)	$2,984	$16,218

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$2,460	$18,476
Net income	—	—	—	1,117	—	—	221	1,338
Other comprehensive loss	—	—	—	—	—	(694)	(108)	(802)
Cash dividends:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.68 per share	—	—	—	(554)	—	—	—	(554)
Noncontrolling interests	—	—	—	—	—	—	(193)	(193)
Stock-based compensation	—	—	85	—	—	—	—	85
Common stock issued: compensation plans	—	—	(17)	—	196	—	—	179
Repurchase of common stock	—	—	—	—	(1,082)	—	—	(1,082)
Contributions	—	—	—	—	—	—	429	429
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(69)	(69)

Balance at September 30, 2008	$55	$925	$5,842	$13,600	$(4,326)	$(1,031)	$2,740	$17,805

Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	—	—	—	(874)	—	—	52	(822)
Other comprehensive income	—	—	—	—	—	1,610	282	1,892
Cash dividends:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.26 per share	—	—	—	(227)	—	—	—	(227)
Noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Beneficial conversion option on convertible notes (H)	—	—	66	—	—	—	—	66
Stock-based compensation	—	—	69	—	—	—	—	69
Common stock issued: compensation plans	—	—	(77)	—	58	—	—	(19)
Issuance of common stock (L)	—	172	704	—	—	—	—	876
Contributions	—	—	—	—	—	—	327	327
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Other	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2009	$55	$1,097	$6,612	$11,297	$(4,268)	$(1,559)	$2,984	$16,218

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2009	2008	2009	2008	2009	2008

Net income	$77	$268	$47	$84	$124	$352

Other comprehensive income (loss), net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	14	72	1	—	15	72
Foreign currency translation adjustments	492	(1,202)	102	(256)	594	(1,458)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	2	(303)	—	—	2	(303)
Net amount reclassified to income	—	(1)	—	—	—	(1)

Net change in unrealized gains (losses) on available-for-sale securities	2	(304)	—	—	2	(304)

Unrecognized (losses) gains on derivatives (P):
Net change from periodic revaluations	(118)	209	4	4	(114)	213
Net amount reclassified to income	(4)	54	—	(5)	(4)	49

Net unrecognized (losses) gains on derivatives	(122)	263	4	(1)	(118)	262

Total Other comprehensive income (loss), net of tax	386	(1,171)	107	(257)	493	(1,428)

Comprehensive income (loss)	$463	$(903)	$154	$(173)	$617	$(1,076)

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008

Net (loss) income	$(874)	$1,117	$52	$221	$(822)	$1,338

Other comprehensive income (loss), net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	148	(17)	3	—	151	(17)
Foreign currency translation adjustments	1,290	(428)	275	(109)	1,565	(537)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	51	(294)	—	—	51	(294)
Net amount reclassified to income	380	(1)	—	—	380	(1)

Net change in unrealized gains (losses) on available-for-sale securities	431	(295)	—	—	431	(295)

Unrecognized (losses) gains on derivatives (P):
Net change from periodic revaluations	(198)	(87)	4	5	(194)	(82)
Net amount reclassified to income	(61)	133	—	(4)	(61)	129

Net unrecognized (losses) gains on derivatives	(259)	46	4	1	(255)	47

Total Other comprehensive income (loss), net of tax	1,610	(694)	282	(108)	1,892	(802)

Comprehensive income	$736	$423	$334	$113	$1,070	$536

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements (the “Financial Statements”) of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. The Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2008 year-end balance sheet data was derived from audited financial statements, which were revised in the current period to reflect changes in the presentation of minority interests (see Note B), but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting. On June 30, 2009, Alcoa adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see the Other Financial Instruments section of Note P), the adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Business Combinations and Consolidation Accounting. Effective January 1, 2009, Alcoa adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to an acquisition completed on March 31, 2009 (see Note E).

On January 1, 2009, Alcoa adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the Financial Statements. The presentation and disclosure requirements of these changes were applied retrospectively.

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes resulted in a charge of $18 ($12 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations for the write off of previously capitalized third-party costs related to potential business acquisitions. Also, this guidance was applied to an acquisition completed on March 31, 2009 (see Note E).

Other. On June 30, 2009, Alcoa adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance (see Note Q).

On January 1, 2009, Alcoa adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see the Derivatives section of Note P), the adoption of these changes had no impact on the Financial Statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented (see Note M). The adoption of these changes resulted in a reduction of $0.01 for basic earnings per share on income from continuing operations attributable to Alcoa common shareholders for the quarter ended September 30, 2008 and a reduction of $0.01 for both basic and diluted earnings per share on income from continuing operations attributable to Alcoa common shareholders and net income attributable to Alcoa common shareholders for the nine months ended September 30, 2008. All other earnings per share amounts presented related to prior periods were impacted by less than $0.01.

Issued

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for Alcoa on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for Alcoa on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for Alcoa on January 1, 2010. Management has determined that the adoption of these changes will result in a $250 increase to both Receivables from customers and Short-term borrowings on the Consolidated Balance Sheet. This amount relates to Alcoa’s accounts receivable securitization program, which is considered an off-balance sheet arrangement as of September 30, 2009 under existing accounting for transfers of financial assets. The stated impact upon adoption is based on the assumption that management will renew this program (due to expire in November 2009) under its existing terms.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes become effective for Alcoa on December 31, 2009. As these changes only require enhanced disclosures, management has determined that the adoption of these changes will not have an impact on the Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For all periods presented in the accompanying Statement of Consolidated Operations, the Electrical and Electronic Solutions (EES) business was classified as discontinued operations.

The following table details selected financial information for the EES business included within discontinued operations:

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$18	$264	$291	$1,016

Loss from operations before income taxes	$—	$(54)	$(219)	$(59)
Benefit for income taxes	(4)	(16)	(64)	(18)

Income (loss) from discontinued operations	$4	$(38)	$(155)	$(41)

In the 2009 third quarter, income from discontinued operations was comprised of the operational results of the electronics portion of the EES business and a $4 income tax benefit related to the divestiture of the wire harness and electrical portion of the EES business. In the 2009 nine-month period, the loss from discontinued operations included a $116 loss on the divestiture of the wire harness and electrical portion of the EES business (see Note E) and the remainder was the operational results of the EES business. In the 2008 third quarter and nine-month period, discontinued operations included the operational results of the EES business and a loss of $1 due to a settlement of litigation related to the telecommunications business prior to its divestiture in 2005.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale include the electronics portion of the EES business, the Global Foil business (in August 2009, Alcoa signed an agreement to sell the Shanghai (China) plant, which is expected to close in the fourth quarter of 2009 – see Note Q), the Transportation Products Europe business, and the Hawesville, KY automotive casting facility. Additionally, the wire harness and electrical portion of the EES Business, the wireless component of the previously divested telecommunications business, and a small automotive casting business in the U.K. were classified as held for sale as of December 31, 2008.

The major classes of assets and liabilities of operations held for sale are as follows:

	September 30, 2009	December 31, 2008
Assets:
Receivables	$75	$99
Inventories	39	102
Properties, plants, and equipment	33	30
Other assets	32	16

Assets held for sale	$179	$247

Liabilities:
Accounts payable, trade	$42	$101
Accrued expenses	29	28
Other liabilities	5	1

Liabilities of operations held for sale	$76	$130

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2009, Alcoa recorded Restructuring and other charges of $17 ($1 after-tax and noncontrolling interests) and $168 ($103 after-tax and noncontrolling interests), respectively. Restructuring and other charges in the 2009 third quarter included $11 ($5 after-tax and noncontrolling interests) for the layoff of approximately 140 employees (80 in the Primary Metals segment and 60 in the Engineered Products and Solutions segment) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $18 ($5 after-tax (includes a discrete income tax benefit of $8 related to a change in the anticipated structure of the potential sale of the Global Foil business)) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; and

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

a $12 ($9 after-tax and noncontrolling interests) net credit associated with previously approved restructuring programs. In the 2009 nine-month period, Restructuring and other charges included $101 ($67 after-tax and noncontrolling interests) for the layoff of approximately 4,200 employees (2,250 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 300 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations (see Note B); and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions (see Note O). The remaining amount in the 2009 nine-month period was a net credit associated with previously approved restructuring programs.

In the third quarter and nine-month period of 2008, Alcoa recorded Restructuring and other charges of $38 ($24 after-tax and noncontrolling interests) and $76 ($55 after-tax and noncontrolling interests), respectively. Restructuring and other charges in both periods included $48 ($31 after-tax) related to the temporary idling of the Rockdale, TX smelter, which consists of $44 ($29 after-tax) for the layoff of approximately 870 employees and a curtailment of other postretirement benefit plans and $4 ($2 after-tax) for other exit costs; and a credit of $12 ($8 after-tax) for the reversal of a reserve related to a shutdown facility. Also included in Restructuring and other charges in the 2008 third quarter and nine-month period was $2 ($1 after-tax) and $43 ($32 after-tax), respectively, as a result of the loss recognized on the sale of the businesses within the former Packaging and Consumer segment. The remaining amount in the 2008 nine-month period was a net credit associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the segment results. The pretax impact of allocating Restructuring and other charges to the segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Alumina	$—	$(1)	$3	$(1)
Primary Metals	5	48	21	46
Flat-Rolled Products	(3)	—	34	—
Engineered Products and Solutions	1	—	36	(1)
Packaging and Consumer	—	4	—	45

Segment total	3	51	94	89
Corporate	14	(13)	74	(13)

Total restructuring and other charges	$17	$38	$168	$76

As of September 30, 2009, approximately 2,900 of the 4,200 employees associated with 2009 restructuring programs and approximately 5,500 of the 6,200 employees associated with 2008 restructuring programs were terminated. The remaining terminations for 2008 restructuring programs are expected to be completed by the end of 2009. In the 2009 third quarter and nine-month period, cash payments made against the severance reserves were $22 and $44, respectively, related to the 2009 restructuring programs and $17 and $93, respectively, related to the 2008 restructuring programs.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Activity and reserve balances for restructuring charges are as follows (the amounts in the table below include activity for the EES business because the related reserve balances are not included in liabilities of operations held for sale):

	Employee termination and severance costs	Other exit costs	Total
Reserve balances at December 31, 2007	$115	$42	$157

2008:
Cash payments	(91)	(19)	(110)
Restructuring charges	236	65	301
Other	(9)	(11)	(20)

Reserve balances at December 31, 2008	251	77	328

2009:
Cash payments	(162)	(12)	(174)
Restructuring charges	109	7	116
Other*	(39)	(4)	(43)

Reserve balances at September 30, 2009	$159	$68	$227

*	In the 2009 nine-month period, Other for employee termination and severance costs includes a reduction of $26 for reserves related to the EES business as Platinum Equity assumed these obligations (see Note E).

The remaining reserves are expected to be paid in cash during 2009, with the exception of approximately $100, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On July 31, 2009, Alcoa World Alumina LLC (AWA LLC), a majority-owned subsidiary of Alcoa and part of Alcoa World Alumina and Chemicals, acquired a BHP Billiton (BHP) subsidiary that holds interests in four bauxite mines and one refining facility in the Republic of Suriname. These interests were part of joint ventures between AWA LLC’s wholly-owned subsidiary in Suriname (Suriname Aluminum Company LLC (Suralco)) and BHP’s subsidiary in which Suralco held a 55% stake and BHP’s subsidiary held a 45% stake. This acquisition strengthens Alcoa’s presence in Suriname and supports its overall growth strategy. In this transaction, in exchange for relinquishing BHP of any further obligations, liabilities, and responsibilities related to the joint ventures (certain of which could result in the recognition of charges in future periods), AWA LLC received direct ownership of the BHP subsidiary. Prior to the completion of this transaction, Suralco accounted for its 55% interest in the Suriname operations on the proportional consolidation method. The individual assets and liabilities of the former BHP subsidiary were included in the Alumina segment at September 30, 2009 and 100% of the results of the Suriname operations were reflected in this segment starting on August 1, 2009. This acquisition resulted in the addition of 993 kmt (thousand metric tons) of alumina refining capacity (2,207 kmt is total refinery capacity – approximately 870 kmt is curtailed) to Alcoa’s global refining system. Alcoa recorded a gain of $89 ($35 after-tax and noncontrolling interest), which was reflected in Other (income) expenses, net on the accompanying Statement of Consolidated Operations and was reflected in the Alumina segment’s results ($58 after-tax) for the third quarter of 2009. At the time this transaction was completed, the BHP subsidiary had $97 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

On June 15, 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity effective June 1, 2009. Alcoa paid $193 upon consummation of the transaction and recognized a loss of $116 in discontinued operations (see Note C) on the accompanying Statement of Consolidated Operations. The cash payment was comprised of the agreed upon transaction price of $175 and a working capital adjustment of $18 based on the provisions of the purchase agreement. This transaction is subject to certain post-closing adjustments as defined in the purchase agreement. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include this payment as a cash outflow. The wire harness and electrical portion of the EES business generated sales of $1,114 in 2008 and, at the time of divestiture, had operations in 13 countries employing approximately 16,200 employees.

On March 31, 2009, Alcoa completed the non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s (Orkla) 50% stake in the Elkem Aluminium ANS joint venture (Elkem). Alcoa now owns 100% of Elkem and Orkla now owns 100% of Sapa AB. Prior to the completion of the exchange transaction, Alcoa accounted for its investments in Sapa AB and Elkem on the

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

equity method and the carrying values were $475 and $435, respectively, at December 31, 2008. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt and the anode plant in Mosjøen in which Alcoa already held an 82% stake. These three facilities employ approximately 700 workers combined. The addition of the two smelters and anode plant (supports Norway and Iceland operations) strengthens Alcoa’s leadership position within the aluminum industry. The individual assets and liabilities of Elkem were included in the Primary Metals segment at March 31, 2009 (the final amounts to be recorded will be based on valuation and other studies that have not yet been completed) and Elkem’s results of operations were reflected in this segment starting on April 1, 2009. The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax), comprised of a $156 adjustment to the carrying value of Alcoa’s existing 50% interest in Elkem in accordance with fair value accounting and a $32 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture. The $188 gain was reflected in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, of which $156 ($112 after-tax) was reflected in the Primary Metals segment and $32 ($21 after-tax) was reflected in Corporate. The portion of the gain reflected in Corporate was because the original write-down of the 45.45% Sapa AB investment to its estimated fair value in December 2008 was reflected in Corporate. At the time the exchange transaction was completed, Elkem had $18 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

F. Inventories

	September 30, 2009	December 31, 2008
Finished goods	$497	$747
Work-in-process	712	960
Bauxite and alumina	643	724
Purchased raw materials	400	575
Operating supplies	264	232

	$2,516	$3,238

At September 30, 2009 and December 31, 2008, 35% and 39% of total inventories, respectively, were valued on a last in, first out (LIFO) basis. If valued on an average-cost basis, total inventories would have been $851 and $1,078 higher at September 30, 2009 and December 31, 2008, respectively. During the 2009 third quarter, reductions in LIFO inventory quantities caused a partial liquidation of the lower cost LIFO inventory base. This liquidation resulted in the recognition of income of $112 ($73 after-tax).

G. Investments – On February 12, 2009, Alcoa and the Aluminum Corporation of China (Chinalco) entered into an agreement in which Chinalco redeemed the convertible senior secured note (the “note”) that was previously issued by a special purpose vehicle called Shining Prospect Pte. Ltd., which was a private limited liability company created solely for the purpose of acquiring shares of Rio Tinto plc (RTP). Previously, Alcoa joined with Chinalco on February 1, 2008 to acquire 12% of the U.K. common stock of RTP for approximately $14,000. Alcoa contributed $1,200 of the $14,000 through the purchase of the note on February 6, 2008. Under the agreement executed on February 12, 2009, Alcoa received $1,021 in cash in three installments over a six-month period ending July 31, 2009. This amount was reflected in Sales of investments on the accompanying Statement of Consolidated Cash Flows. As a result of this transaction, Alcoa realized a loss of $182 ($118 after-tax), which was reflected in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, and reversed the unrealized loss that had been recognized in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet since the initial investment was made.

H. Debt – On March 24, 2009, Alcoa issued $575 of 5.25% convertible notes due 2014 (the “convertible notes”). The issuance of the convertible notes included $75 related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the convertible notes was $13 and will be amortized to interest expense over the five-year term of the convertible notes. The convertible notes were issued under Alcoa’s shelf registration statement dated March 10, 2008.

Interest on the convertible notes is payable semi-annually in arrears on March 15th and September 15th each year, which commenced on September 15, 2009. If there is an event of default under the convertible notes, the principal amount of the convertible notes, plus accrued and unpaid interest, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency, or reorganization occurs.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

During the first quarter of 2009, Alcoa borrowed $1,300 under the $1,900 364-day senior unsecured revolving credit facility to support its operations. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of the convertible notes (see above) and common stock (see Note L). There were no amounts outstanding under the $1,900 364-day senior unsecured revolving credit facility at September 30, 2009.

Also during the first quarter of 2009, Alcoa Alumínio (Alumínio) borrowed a total of $255 in new loans with a weighted-average interest rate of 5.25% and a weighted-average maturity of 276 days from six financial institutions. In the second quarter of 2009, $55 was repaid and a new $55 was borrowed. During the third quarter of 2009, Alumínio repaid the $255 in outstanding borrowings. The purpose of these borrowings was to support Alumínio’s export operations.

During the 2009 nine-month period, Alumínio borrowed $228 (R$409) under the existing BNDES (Brazil’s National Bank for Economic and Social Development) loans related to the Juruti bauxite mine development, São Luís refinery expansion, and Estreito hydroelectric power project. In September 2009, Alumínio began the repayment of four of the subloans related to the Juruti project in the amount of $4 (R$7). Total borrowings under these BNDES loans were $943 (R$1,691) as of September 30, 2009.

In May 2009, Alumínio entered into two new loan agreements (the “Loans”) with BNDES related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan provides for a commitment of $321 (R$750), which is divided into six subloans, and will be used to pay for certain expenditures of the Juruti bauxite mine development. Interest on two of the subloans totaling $257 (R$600) is a USD rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, 4.03% as of September 30, 2009, plus a weighted-average margin of 1.69%. Interest on four of the subloans totaling $64 (R$150) is a BRL rate of interest equal to BNDES’ long-term interest rate, 6.00% as of September 30, 2009, plus a weighted-average margin of 1.59%. As of September 30, 2009, Alumínio borrowed $126 (R$225) and $41 (R$73) and the weighted-average interest rate was 5.88% and 7.59% for the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The second loan provides for a commitment of $86 (R$200), which is divided into four subloans, and will be used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans totaling $69 (R$160) is a USD rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a weighted-average margin of 1.70%. Interest on two of the subloans totaling $17 (R$40) is a BRL rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.70%. As of September 30, 2009, Alumínio borrowed $33 (R$60) and $11 (R$19) and the weighted-average interest rate was 5.89% and 7.70% for the subloans totaling $69 (R$160) and the subloans totaling $17 (R$40), respectively.

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

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. The briefing is to be complete by December 4, 2009. No schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $298 and $316 at September 30, 2009 and December 31, 2008 (of which $30 and $39 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2009 third quarter and nine-month period, the remediation reserve was increased by $1 and $9, respectively, associated with various sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $6 and $27 in the 2009 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

This new information will be used by the EPA to select a remedy for the entire river. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2010 or later.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa and the City of East St. Louis, the owner of the site, entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study included remedial alternatives that ranged from no further action to significant grading, stabilization, and water management of the bauxite residue disposal areas. As a result, Alcoa increased the environmental reserve for this location by $15 in 2005. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2010 or later.

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

While continuing the cleanup work on the Columbia River during the 2009 first quarter, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. In the 2009 third quarter, cleanup work was completed related to the Evergreen property and the Columbia River. Alcoa expects to submit a final report on this cleanup work to the WDE in the 2009 fourth quarter.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $255 (R$457) and $182 (R$436) at September 30, 2009 and December 31, 2008, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $520 (R$940), which represents Alcoa’s investment and guarantees of debt as of September 30, 2009.

In the first quarter of 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in the first quarter of 2007 and is expected to be completed in 2011. Total estimated project costs are approximately $2,000 (R$3,600) and Alumínio’s share is approximately $510 (R$920). As of September 30, 2009, Alumínio has contributed approximately $370 (R$660) towards the $510 commitment.

In the first quarter of 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $540 (R$980) and Alumínio’s share is approximately $190 (R$340). Through March 31, 2009, Alumínio contributed approximately $120 (R$220) towards the $190 commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. As a result, the participants in this project will no longer be required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. Additionally, in May 2009, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110). This return of capital contributions was reflected in Additions to investments on the accompanying Statement of Consolidated Cash Flows. Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $74 (R$133) and $83 (R$200) at September 30, 2009 and December 31, 2008, respectively. Alcoa’s maximum exposure to loss on this project is approximately $180 (R$320), which represents Alumínio’s investment and guarantee of debt as of September 30, 2009.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $108 (A$142), including $4 (A$6) in the 2009 third quarter and $23 (A$33) in the 2009 nine-month period, and committed to invest an additional $35 (A$41) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $420 (A$480) as of September 30, 2009.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other

In July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extends the preferential tariff that was in force until December 31, 2005 until no later than December 31, 2009. The extension was originally through 2010 but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996 as not being state aid. That measure provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa estimates that the total potential impact from the termination of the preferential tariff will be approximately up to $22 pretax (€15) per month in higher power costs at its Italian smelters. In addition, while it is possible that the EC could rule in the investigation that the reduction in Alcoa’s power cost related to the preferential tariff must be recovered retroactively as far back as to January 2006 in respect of Alcoa’s Italian smelters, it is Alcoa’s position that no retroactive recovery should apply. A decision by the EC could be issued as early as late 2009, although the timing of any decision is uncertain. If the EC seeks recovery from Alcoa, it is possible that Alcoa may be required to pay up to the full recovery to the Italian Government, after the Government’s calculation of the amount due, prior to the conclusion of any appeal by Alcoa of the EC decision. In such an event, Alcoa would pursue all substantive and procedural legal steps available to it to suspend or delay such payment prior to a final resolution of the matter. Separately, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the European Court of First Instance denied Alcoa’s appeal. This decision does not predetermine the outcome of the EC’s investigation, it only confirms the EC’s right to open an investigation. On June 4, 2009, Alcoa appealed the March 25, 2009 ruling; however, no decision on that appeal is expected until 2011 or later.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $12 pretax (€8). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected late in 2009. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

J. Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Equity (income) loss	$(4)	$(10)	$18	$(60)
Interest income	3	(15)	(11)	(47)
Foreign currency (gains) losses, net	(20)	59	(66)	39
Gains from asset sales	(87)	(22)	(104)	(30)
Other, net	(15)	3	(19)	75

	$(123)	$15	$(182)	$(23)

In the 2009 third quarter and nine-month period, Gains from asset sales included an $89 gain related to the acquisition of a BHP subsidiary (see Note E). Also in the 2009 nine-month period, Gains from asset sales included a $188 gain related to the Elkem/Sapa AB exchange transaction (see Note E) and a $182 loss on the sale of the Shining Prospect investment (see Note G).

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

Alcoa’s reportable segments, reclassified to exclude discontinued operations and assets held for sale (see Note C), are as follows (differences between segment totals and consolidated totals are in Corporate):

Third quarter ended September 30, 2009	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total

Sales:
Third-party sales	$530	$1,362	$1,529	$1,128	$—	$4,549
Intersegment sales	432	537	34	—	—	1,003

Total sales	$962	$1,899	$1,563	$1,128	$—	$5,552

Profit and loss:
Equity income	$2	$—	$—	$1	$—	$3
Depreciation, depletion, and amortization	81	143	60	41	—	325
Income taxes	13	(52)	17	33	—	11
After-tax operating income (ATOI)	65	(8)	10	75	—	142

Third quarter ended September 30, 2008

Sales:
Third-party sales	$805	$2,127	$2,343	$1,596	$—	$6,871
Intersegment sales	730	1,078	52	—	—	1,860

Total sales	$1,535	$3,205	$2,395	$1,596	$—	$8,731

Profit and loss:
Equity income	$2	$1	$—	$—	$—	$3
Depreciation, depletion, and amortization	68	131	51	41	—	291
Income taxes	91	29	18	60	—	198
ATOI	206	297	22	140	—	665

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Nine months ended September 30, 2009	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total

Sales:
Third-party sales	$1,401	$3,352	$4,466	$3,592	$—	$12,811
Intersegment sales	1,122	1,279	83	—	—	2,484

Total sales	$2,523	$4,631	$4,549	$3,592	$—	$15,295

Profit and loss:
Equity income (loss)	$5	$(26)	$—	$1	$—	$(20)
Depreciation, depletion, and amortization	203	404	167	127	—	901
Income taxes	(9)	(318)	16	119	—	(192)
ATOI	93	(398)	(86)	258	—	(133)

Nine months ended September 30, 2008

Sales:
Third-party sales	$2,202	$6,441	$7,042	$4,807	$516	$21,008
Intersegment sales	2,163	3,291	183	—	—	5,637

Total sales	$4,365	$9,732	$7,225	$4,807	$516	$26,645

Profit and loss:
Equity income	$6	$20	$—	$—	$—	$26
Depreciation, depletion, and amortization	209	383	165	124	—	881
Income taxes	215	276	56	195	10	752
ATOI	565	1,032	103	460	11	2,171

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total segment ATOI	$142	$665	$(133)	$2,171
Unallocated amounts (net of tax):
Impact of LIFO	80	(5)	148	(80)
Interest income	(1)	10	8	31
Interest expense	(78)	(63)	(227)	(184)
Noncontrolling interests	(47)	(84)	(52)	(221)
Corporate expense	(71)	(77)	(212)	(250)
Restructuring and other charges	(3)	(25)	(105)	(56)
Discontinued operations	4	(38)	(155)	(41)
Other	51	(115)	(146)	(253)

Consolidated net income (loss) attributable to Alcoa	$77	$268	$(874)	$1,117

Items required to reconcile segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

In the 2009 nine-month period, Other also included a $118 realized loss on the sale of the Shining Prospect investment (see Note G) and a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture (see Note E).

The following table details segment assets:

	September 30, 2009	December 31, 2008
Alumina	$9,023	$7,800
Primary Metals*	12,003	12,239
Flat-Rolled Products	4,646	5,164
Engineered Products and Solutions	5,468	5,770

Total segment assets	$31,140	$30,973

*	Primary Metals’ segment assets as of December 31, 2008 were revised to include derivative contract assets, which were previously excluded from segment assets, to conform to the current period presentation. This change was made to align the derivative contract assets with the segment where the impacts of these assets were reported.

L. Preferred and Common Stock – On March 24, 2009, Alcoa issued 172.5 million shares of common stock (par value of $1 per share) at a price of $5.25 per share. The issuance of common stock included 22.5 million shares related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the common stock was $30 and was recorded as a decrease to additional capital. The common stock was issued under Alcoa’s shelf registration statement dated March 10, 2008. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of September 30, 2009, there were 1,097,074,538 common shares issued and 974,376,883 common shares outstanding.

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

M. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared and dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities.

As disclosed in Note B, on January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. Under Alcoa’s stock-based compensation programs, certain employees are granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards meet the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Prior to the adoption of these changes, stock and performance awards were considered potential shares of common stock and were included only in the diluted EPS calculation under the treasury stock method as long as their effect was not anti-dilutive. EPS data for prior periods presented were revised to reflect these changes.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The information used to compute basic and diluted EPS on income (loss) from continuing operations attributable to Alcoa common shareholders is as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations attributable to Alcoa common shareholders	$73	$306	$(719)	$1,158
Less: preferred stock dividends declared	1	1	2	2

Income (loss) from continuing operations available to common equity	72	305	(721)	1,156
Less: dividends and undistributed earnings allocated to participating securities	—	3	—	11

Income (loss) from continuing operations available to Alcoa common shareholders	$72	$302	$(721)	$1,145

Average shares outstanding – basic	974	808	922	814
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options	4	2	—	3

Average shares outstanding – diluted	978	810	922	817

In the 2009 third quarter, 89 million share equivalents related to the convertible notes were not included in the computation of diluted EPS because they were anti-dilutive. In the 2009 nine-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to the convertible notes and 27 million stock options were not included in the computation of diluted EPS. Had Alcoa generated income from continuing operations in the 2009 nine-month period, 64 million potential shares of common stock related to the stock options and convertible notes would have been included in diluted average shares outstanding.

Options to purchase 39 million and 43 million shares of common stock at a weighted average exercise price of $35.32 and $36.71 per share were outstanding as of September 30, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the third quarter of 2009 and 2008 was 22.4% (benefit on income) and 25.9% (provision on income), respectively. The rate for the 2009 third quarter differs by 57.4% from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $12 income tax benefit related to the noncontrolling interests’ share of the gain associated with the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, an $8 discrete income tax benefit related to a change in the anticipated structure of the potential sale of the Global Foil business, and an $8 income tax benefit for operational losses related to certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation. The rate for the 2008 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions. Additionally, the 2008 third quarter included a $23 discrete income tax benefit for the filing of the 2007 U.S. income tax return and an income tax benefit for a lower than anticipated tax rate for 2008, both of which were mostly offset by a $28 discrete income tax charge due to a decrease in deferred tax assets related to the Iceland operations as a result of an applicable tax rate change.

The effective tax rate for the 2009 and 2008 nine-month periods was 39.6% (benefit on a loss) and 29.6% (provision on income), respectively. The rate for the 2009 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars, the $12 income tax benefit mentioned above, the $8 discrete income tax benefit related to the Global Foil business mentioned above, and a $7 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction. The rate for the 2008 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to all of the same items mentioned above for the 2008 third quarter with an additional offset of a net $19 discrete income tax charge associated with the sale of the businesses within the former Packaging and Consumer segment, mainly as a result of the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated somewhat offset by changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the 2008 second quarter.

Alcoa has recorded deferred tax assets associated with tax loss carryforwards and tax credit carryforwards. As of December 31, 2008, deferred tax assets related to tax loss carryforwards and tax credit carryforwards were $1,017 and $320, respectively. These

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

deferred tax asset amounts increased during the 2009 nine-month period as a result of Alcoa’s current operating loss position. Alcoa has recorded a valuation allowance against a portion of the tax loss carryforwards but has not recorded a valuation allowance against the tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized if sufficient income is not generated in the future in certain jurisdictions.

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost are as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2009	2008	2009	2008
Service cost	$34	$42	$104	$129
Interest cost	170	169	507	512
Expected return on plan assets	(184)	(200)	(567)	(609)
Amortization of prior service cost	4	4	12	13
Recognized actuarial loss	27	26	83	75
Curtailments	—	—	4	2
Settlements	—	—	—	14

Net periodic benefit cost	$51	$41	$143	$136

	Third quarter ended September 30,		Nine months ended September 30,
Postretirement benefits	2009	2008	2009	2008
Service cost	$5	$6	$16	$19
Interest cost	46	48	138	144
Expected return on plan assets	(3)	(5)	(9)	(14)
Amortization of prior service benefit	(2)	(3)	(8)	(8)
Recognized actuarial loss	10	12	31	35
Curtailments	—	6	(1)	9

Net periodic benefit cost	$56	$64	$167	$185

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

The remeasurement of these pension plans generated a net increase in 2009 annual net periodic benefit cost of $9, of which $4 and $5 was recognized in the 2009 third quarter and nine-month period, respectively, and the remainder will be recognized in the fourth quarter of 2009. The remeasurement of these postretirement benefit plans generated a decrease in 2009 annual net periodic benefit cost of less than $1. Also, the pension plans’ PBO and plan assets decreased by $197 and $74, respectively, and the postretirement benefit plans’ APBO decreased by $1 due to the remeasurements.

Additionally in the second quarter of 2009, Alcoa recorded a credit of $144 ($94 after-tax) for pension plans and a charge of $1 (less than $1 after-tax) for postretirement benefit plans in accumulated other comprehensive loss due to the remeasurement of the curtailed plans.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Aluminum contracts	Prepaid expenses and other current assets	$53	$—
Interest rate contracts	Prepaid expenses and other current assets	32	14
Foreign exchange contracts	Prepaid expenses and other current assets	9	—
Energy contracts	Prepaid expenses and other current assets	6	—
Aluminum contracts	Other assets	57	26
Interest rate contracts	Other assets	92	146
Foreign exchange contracts	Other assets	7	—

Total derivatives designated as hedging instruments		$256	$186

Derivatives not designated as hedging instruments*:
Aluminum contracts	Prepaid expenses and other current assets	$3	$35
Energy contracts	Prepaid expenses and other current assets	2	17
Aluminum contracts	Other assets	1	—
Energy contracts	Other assets	—	1

Total derivatives not designated as hedging instruments		$6	$53

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$30	$3
Aluminum contracts	Prepaid expenses and other current assets	8	—
Energy contracts	Prepaid expenses and other current assets	2	—
Interest rate contracts	Other assets	21	64

Sub-total		$61	$67

Total Asset Derivatives		$201	$172

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Aluminum contracts	Fair value of derivative contracts	$48	$492
Energy contracts	Fair value of derivative contracts	21	20
Interest rate contracts	Fair value of derivative contracts	—	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	403	309
Energy contracts	Other noncurrent liabilities and deferred credits	11	14
Foreign exchange contracts	Other noncurrent liabilities and deferred credits	2	—

Total derivatives designated as hedging instruments		$485	$837

Derivatives not designated as hedging instruments*:
Aluminum contracts	Fair value of derivative contracts	$31	$49
Energy contracts	Fair value of derivative contracts	2	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	25	15
Energy contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	28	21

Total derivatives not designated as hedging instruments		$86	$103

Less margin posted:
Energy contracts	Fair value of derivative contracts	$21	$—
Aluminum contracts	Other noncurrent liabilities and deferred credits	2	119
Energy contracts	Other noncurrent liabilities and deferred credits	11	—

Sub-total		$34	$119

Total Liability Derivatives		$537	$821

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

For certain derivative contracts whose fair values are based upon trades in liquid markets, such as aluminum options and interest rate swaps, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	September 30, 2009	December 31, 2008
Assets:
Level 1	$126	$79
Level 2	124	160
Level 3	12	—
Margin held*	(61)	(67)

Total	$201	$172

Liabilities:
Level 1	$38	$569
Level 2	49	30
Level 3	484	341
Margin posted*	(34)	(119)

Total	$537	$821

*	Margin held represents cash collateral received related to aluminum and energy contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 2. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Third quarter ended September 30, 2009	Nine months ended September 30, 2009
Balance at beginning of period	$426	$341
Total realized/unrealized (losses) or gains included in:
Sales	(6)	(9)
Cost of goods sold	(26)	(3)
Other (income) expenses, net	(8)	6
Other comprehensive income	86	131
Purchases, sales, issuances, and settlements*	—	6
Transfers in and (or) out of Level 3	—	—

Balance at end of period	$472	$472

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at September 30, 2009:
Sales	$(6)	$(9)
Cost of goods sold	(26)	(3)
Other (income) expenses, net	(8)	6

*	In the 2009 nine-month period, there was an indirect purchase of a Level 3 embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction (see Note E).

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $472 as of September 30, 2009. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for this embedded derivative are included in Other expenses, net on the accompanying Statement of Consolidated Operations. None of the Level 3 positions on hand at September 30, 2009 resulted in any unrealized gains in the accompanying Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows:

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$(127)	$(322)	$(166)	$81
Interest rate contracts	Interest expense	17	6	43	12
Foreign exchange contracts	Other (income) expenses, net	—	—	—	(1)

Total		$(110)	$(316)	$(123)	$92

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2009 and December 31, 2008, Alcoa had 519 kmt and 760 kmt, respectively, of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2009 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2009 and 2008, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. In both periods, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

Foreign Exchange. Through April 2008, Alcoa used cross-currency interest rate swaps that effectively converted its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no transactions that ceased to qualify as a fair value hedge in the 2009 and 2008 third quarters and nine-month periods.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,		OCI into Income (Effective	Third quarter ended September 30,		Nine months ended September 30,		Excluded from Effectiveness	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	Portion)	2009	2008	2009	2008	Testing)	2009	2008	2009	2008

Aluminum contracts	$(145)	$237	$(204)	$(71)	Sales	$13	$(39)	$44	$(122)	Other expenses, net	$—	$—	$3	$(1)
Aluminum contracts	—	62	12	(1)	Other (income) expenses, net	—	(17)	47	(30)	Other (income) expenses, net	—	—	—	—
Energy contracts	12	(90)	(22)	(16)	Cost of goods sold	(9)	2	(30)	(10)	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	15	—	16	—	Sales	—	—	—	46	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	—	—	—	1	Cost of goods sold	—	—	—	(17)	Other (income) expenses, net	—	—	—	—

Total	$(118)	$209	$(198)	$(87)		$4	$(54)	$61	$(133)		$—	$—	$3	$(1)

*	Assuming market rates remain constant with the rates at September 30, 2009, a loss of $49 is expected to be recognized in earnings over the next 12 months.
**	For the third quarter ended September 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents an immaterial amount related to the ineffective portion of the hedging relationships. For the nine months ended September 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents $3 and $(1), respectively, related to the ineffective portion of the hedging relationships. There was also an immaterial amount recognized in income related to the amount excluded from the assessment of hedge effectiveness for both the third quarter ended and nine months ended September 30, 2008.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity, natural gas, and fuel oil, for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, in the Elkem transaction (see Note E).

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of September 30, 2009 and 2008.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. On March 31, 2009, Alcoa acquired foreign currency derivatives in the Elkem transaction (see Note E) which cover anticipated foreign currency exposures through 2011. During the 2009 third quarter, Alcoa entered into forward contracts to mitigate the risk of certain receivables denominated in euros through 2010.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30, 2009	December 31, 2008
Aluminum contracts (kmt)	1,882	1,252
Energy contracts:
Electricity (megawatt hours)	2,890,900	3,971,715
Natural gas (million British thermal units)	15,640,000	—
Fuel oil (metric tons)	56,500	—
Foreign exchange contracts	$156	$—

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$4	$(16)	$(13)	$18
Aluminum contracts	Other (income) expenses, net	(14)	25	(13)	(15)
Embedded credit derivative	Other (income) expenses, net	9	(3)	(6)	(3)
Foreign exchange contracts	Other (income) expenses, net	—	(8)	2	(9)

Total		$(1)	$(2)	$(30)	$(9)

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

During the 2009 third quarter, Alcoa entered into a forward contract to purchase C$58 to mitigate the foreign currency risk related to a loan due in 2014. All other foreign exchange contracts were entered into and settled during the respective periods.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,066	$1,066	$762	$762
Restricted cash	8	8	11	11
Noncurrent receivables	36	36	14	14
Available-for-sale securities	64	64	27	27
Long-term debt due within one year	663	663	56	56
Short-term borrowings	343	343	478	478
Commercial paper	—	—	1,535	1,535
Long-term debt	9,067	9,673	8,509	7,345

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

Available-for-sale securities. The fair value of such securities was based on quoted market prices. These financial instruments consist of exchange-traded fixed income and equity securities, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

Long-term debt. The fair value is based on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities.

Q. Subsequent Events – Management evaluated all activity of Alcoa through October 23, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements, except as follows:

On October 23, 2009, Alcoa signed an agreement to sell the Sabiñánigo (Spain) plant related to the Global Foil business (see Note C).

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2009, and the related statements of consolidated operations, changes in consolidated equity, and consolidated comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2009 and 2008, and the statement of consolidated cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related statements of consolidated operations, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note B to the accompanying consolidated interim financial statements, Alcoa changed its accounting and reporting for noncontrolling interests effective January 1, 2009 which required retrospective application. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 23, 2009

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$4,615	$6,970	$13,006	$21,213

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$73	$306	$(719)	$1,158
Income (loss) from discontinued operations	4	(38)	(155)	(41)

Net income (loss)	$77	$268	$(874)	$1,117

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income (loss) from continuing operations	$0.07	$0.37	$(0.78)	$1.40
Diluted – Net income (loss)	0.08	0.33	(0.95)	1.35

Shipments of aluminum products (kmt)	1,230	1,342	3,693	4,106
Shipments of alumina (kmt)	2,191	2,010	5,939	5,918

Alcoa’s average realized price per metric ton of aluminum	$1,972	$2,945	$1,735	$2,940

Income from continuing operations attributable to Alcoa was $73, or $0.07 per diluted share, in the 2009 third quarter compared with income from continuing operations of $306, or $0.37 per share, in the 2008 third quarter. The decline of $233, or 76%, in income from continuing operations was primarily the result of the following: significant declines in realized prices for alumina and aluminum and large decreases in volume in the downstream segments, both of which were partially offset by procurement and overhead cost savings across all businesses, favorable inventory adjustments, a significant change in income taxes due to a large variance in results of operations, net favorable foreign currency movements due to a stronger U.S. dollar, and a gain on the acquisition of an entity in the Republic of Suriname.

Loss from continuing operations attributable to Alcoa was $719, or $0.78 per share, in the 2009 nine-month period compared with income from continuing operations of $1,158, or $1.40 per share, in the 2008 nine-month period. The change of $1,877 in continuing operations was primarily the result of the following: the negative impacts discussed above for the 2009 third quarter, a loss on the sale of an equity investment, and higher restructuring charges, all of which was partially offset by the positive impacts discussed above for the 2009 third quarter and a gain on the exchange of equity interests.

Net income (loss) attributable to Alcoa for the 2009 third quarter and nine-month period was $77, or $0.08 per share, and $(874), or $(0.95) per share, respectively, compared with net income of $268, or $0.33 per share, and $1,117, or $1.35 per share, for the corresponding periods in 2008. Net income (loss) in the 2009 third quarter included income of $4 from discontinued operations, comprised of the operational results of the electronics portion of the EES business and an income tax benefit related to the divestiture of the wire harness and electrical portion of the EES business, and in the 2009 nine-month period included a loss of $155 from discontinued operations, comprised of a $116 loss on the divestiture of the wire harness and electrical portion of the Electrical and Electronic Solutions (EES) business and the remainder was the operational results of the EES business. Net income in the 2008 third quarter and nine-month period included a loss of $38 and $41, respectively, from discontinued operations comprised of the operational results of the EES business and a loss of $1 due to a settlement of litigation related to the telecommunications business prior to its divestiture in 2005.

Late in 2008, management made the decision to reduce Alcoa’s aluminum and alumina production in response to the significant economic downturn. As a result of this decision, reductions of 750 kmt, or 18%, of annualized output from Alcoa’s global smelting system were implemented (includes previous curtailment at Rockdale, TX). Accordingly, reductions in alumina output were also initiated with a plan to reduce production by 1,500 kmt-per-year across the global refining system. The aluminum and alumina production curtailments were completed by the end of the first quarter of 2009 as planned. Smelters in Rockdale, TX (267 kmt-per-year) and Tennessee (215 kmt-per-year) were fully curtailed while another 268 kmt-per-year was partially curtailed at various other locations, including the smelter in Ferndale, WA (93 kmt-per-year). The refinery in Point Comfort, TX was partially curtailed by approximately 1,500 kmt-per-year between the fourth quarter of 2008 and the first quarter of 2009. In the second quarter of 2009, further action became necessary resulting in the decision to fully curtail the Massena East, NY smelter (125 kmt-per-year) and partially curtail the Suralco (Suriname) refinery (480 kmt-per-year — represented Alcoa’s previous 55% ownership interest — total curtailed is approximately 870 kmt).

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

Sales for the 2009 third quarter and nine-month period decreased $2,355, or 34%, and $8,207, or 39%, respectively, compared with the same periods in 2008. The decline in both periods was mainly driven by a drop in realized prices for alumina and aluminum as a result of significantly lower London Metal Exchange (LME) prices; decreases in volume in the downstream segments due to continued weak end markets; and unfavorable foreign currency movements mostly the result of a weaker Australian dollar, euro, and Russian ruble; all of which was slightly offset by sales from the newly acquired smelters in Norway. The absence of sales from the businesses within the former Packaging and Consumer segment ($516 in the 2008 nine-month period) also contributed to the decline in the 2009 nine-month period.

Cost of goods sold (COGS) as a percentage of Sales was 84.2% in the 2009 third quarter and 92.2% in the 2009 nine-month period compared with 81.0% in the 2008 third quarter and 79.7% in the 2008 nine-month period. The percentage was negatively impacted in both periods by significant declines in realized prices for alumina and aluminum and lower demand in the downstream segments. These items were partially offset by procurement and overhead cost savings across all businesses and positive inventory adjustments, mainly LIFO (last in, first out), as a result of the considerable drop in LME prices and reductions in LIFO inventory quantities. In the 2009 nine-month period, net favorable foreign currency movements due to a stronger U.S. dollar also contributed positively to the percentage.

Selling, general administrative, and other expenses (SG&A) decreased $41 and $176 in the 2009 third quarter and nine-month period, respectively, compared with the corresponding periods in 2008. The decline in the 2009 third quarter was primarily due to reductions in labor costs mainly as a result of implemented severance programs and decreases in expenses for travel, contractors and consultants, information technology, and various other administrative items as part of Alcoa’s cost reduction initiatives, all of which was partially offset by an increase in deferred compensation, mostly the result of the plans’ improved performance. In the 2009 nine-month period, the decrease was principally the result of declines in the same types of expenses mentioned for the 2009 third quarter, the absence of the businesses within the former Packaging and Consumer segment ($37 in the 2008 nine-month period), and a decrease in stock-based compensation expense, all of which was partially offset by an increase in deferred compensation and an increase in bad debt expense due to a higher allowance for uncollectible accounts. SG&A as a percentage of Sales increased from 3.9% in the 2008 third quarter to 5.1% in the 2009 third quarter, and from 4.2% in the 2008 nine-month period to 5.5% in the 2009 nine-month period.

Research and development expenses declined $22, or 36%, in the 2009 third quarter and $67, or 36%, in the 2009 nine-month period compared to the same periods in 2008. The decrease in both periods was mainly driven by implementation of Alcoa’s cost reduction initiatives. The absence of the businesses within the former Packaging and Consumer segment ($3 in the 2008 nine-month period) also contributed to the decrease in the 2009 nine-month period.

The Provision for depreciation, depletion, and amortization (DD&A) increased $31, or 10%, in the 2009 third quarter and was flat in the 2009 nine-month period compared to the corresponding periods in 2008. Both periods included an increase in DD&A mostly due to the newly acquired smelters in Norway and assets placed into service during the 2009 third quarter, including the Juruti bauxite mine in Brazil, the new Bohai (China) flat-rolled product facility, and the high-quality coated sheet line at the Samara (Russia) facility. These increases were slightly offset in the 2009 third quarter as a result of the cessation of DD&A, which began in January 2009, related to the Global Foil and Transportation Products Europe businesses due to the classification of these businesses as held for sale. In the 2009 nine-month period, the increases were offset by the cessation of DD&A related to the previously mentioned businesses held for sale and a reduction in DD&A as a result of the extension of depreciable lives for a majority of rolled products and hard alloy extrusions locations based upon a review, which was completed in the 2008 third quarter, of estimated useful lives.

Restructuring and other charges in the 2009 third quarter and nine-month period were $17 ($1 after-tax and noncontrolling interests) and $168 ($103 after-tax and noncontrolling interests), respectively. In the 2009 third quarter, Restructuring and other charges included $11 ($5 after-tax and noncontrolling interests) for the layoff of approximately 140 employees (80 in the Primary Metals segment and 60 in the Engineered Products and Solutions segment) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $18 ($5 after-tax (includes a discrete income tax benefit of $8 related to a change in the anticipated structure of the potential sale of the Global Foil business)) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; and a $12 ($9 after-tax and noncontrolling interests) net credit associated with previously approved restructuring programs. In the 2009 nine-month period, Restructuring and other charges included $101 ($67 after-tax and noncontrolling interests) for the layoff of approximately 4,200 employees (2,250 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 300 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations (see Recently Adopted and Recently Issued Accounting Guidance); and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions. The remaining amount in the 2009 nine-month period was a net credit associated with previously approved restructuring programs.

Restructuring and other charges in the 2008 third quarter and nine-month period were $38 ($24 after-tax and noncontrolling interests) and $76 ($55 after-tax and noncontrolling interests), respectively. In both periods, Restructuring and other charges included $48 ($31 after-tax) related to the temporary idling of the Rockdale, TX smelter, which consists of $44 ($29 after-tax) for the layoff of approximately 870 employees and a curtailment of other postretirement benefit plans and $4 ($2 after-tax) for other exit costs; and a credit of $12 ($8 after-tax) for the reversal of a reserve related to a shutdown facility. Also included in Restructuring and other charges in the 2008 third quarter and nine-month period was $2 ($1 after-tax) and $43 ($32 after-tax), respectively, as a result of the loss recognized on the sale of the businesses within the former Packaging and Consumer segment. The remaining amount in the 2008 nine-month period was a net credit associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the segment results. The pretax impact of allocating Restructuring and other charges to the segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Alumina	$—	$(1)	$3	$(1)
Primary Metals	5	48	21	46
Flat-Rolled Products	(3)	—	34	—
Engineered Products and Solutions	1	—	36	(1)
Packaging and Consumer	—	4	—	45

Segment total	3	51	94	89
Corporate	14	(13)	74	(13)

Total restructuring and other charges	$17	$38	$168	$76

As of September 30, 2009, approximately 2,900 of the 4,200 employees associated with 2009 restructuring programs and approximately 5,500 of the 6,200 employees associated with 2008 restructuring programs were terminated. The remaining terminations for 2008 restructuring programs are expected to be completed by the end of 2009. In the 2009 third quarter and nine-month period, cash payments made against the severance reserves were $22 and $44, respectively, related to the 2009 restructuring programs and $17 and $93, respectively, related to the 2008 restructuring programs.

Interest expense rose $24, or 25%, and $67, or 24%, in the 2009 third quarter and nine-month period, respectively, compared with the corresponding periods in 2008. The increase in the 2009 third quarter was primarily due to an 8% higher average debt level, mostly the result of the $575 in convertible notes issued in March 2009 and increased borrowings on the BNDES loans that began in April 2008 related to the Juruti, São Luís, and Estreito growth projects in Brazil; a significant increase in amortization of deferred financing costs, mainly due to the amortization of the $66 beneficial conversion option related to the convertible notes and the fees paid for the $1,900 364-day senior unsecured revolving credit facility entered into in October 2008; and an increase in the weighted-average interest rate of Alcoa’s debt portfolio. In the 2009 nine-month period, the increase was principally driven by a 14% higher average debt level, mostly the result of the previously mentioned convertible notes and BNDES loans and a significant increase in amortization of deferred financing costs, mainly due to the previously mentioned items, both of which were somewhat offset by a decrease in the weighted average interest rate of Alcoa’s debt portfolio and an increase of $17 in interest capitalized on construction projects, principally due to the Juruti and São Luís growth projects.

Other (income) expenses, net changed by $(138) in the 2009 third quarter and changed by $(159) in the 2009 nine-month period compared with the same periods in 2008. The change in the 2009 third quarter was mainly the result of an $89 gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, favorable foreign currency movements due to a stronger U.S. dollar, and net gains related to the improvement in the cash surrender value of company-owned life insurance, all of which was somewhat offset by a decline in value of mark-to-market derivative contracts and the absence of a $25 gain from the 2008 sale of Alcoa’s interest in a freight vessel. The change in the 2009 nine-month period was principally due to a $188 gain on the Elkem/Sapa AB exchange transaction; favorable foreign currency movements due to a stronger U.S. dollar; the previously mentioned $89 gain; net gains related to the improvement in the cash surrender value of company-owned life insurance; and a $22 gain on the sale of property in Vancouver, WA. These positive impacts were partially offset by a $182 realized loss on the sale of the Shining Prospect investment; a decrease in equity income related to Alcoa’s share of the results of Elkem, Sapa AB, and Shining Prospect prior to the exchange and sale of these investments; and the absence of gains on the 2008 sales of an interest in a freight vessel and a 10% interest in a Ghana smelter.

The effective tax rate for the third quarter of 2009 and 2008 was 22.4% (benefit on income) and 25.9% (provision on income), respectively. The rate for the 2009 third quarter differs by 57.4% from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $12 income tax benefit related to the noncontrolling interests’ share of the gain associated with the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, an $8 discrete income tax benefit related to a change in the anticipated structure of the potential sale of the Global Foil business, and an $8 income tax benefit for operational losses related to certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation. The rate for the 2008 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income being taxed in lower rate jurisdictions. Additionally, the 2008 third quarter included a $23 discrete income tax benefit for the filing of the 2007 U.S. income tax return and an income tax benefit for a lower than anticipated tax rate for 2008, both of which were mostly offset by a $28 discrete income tax charge due to a decrease in deferred tax assets related to the Iceland operations as a result of an applicable tax rate change.

The effective tax rate for the 2009 and 2008 nine-month periods was 39.6% (benefit on a loss) and 29.6% (provision on income), respectively. The rate for the 2009 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars, the $12 income tax benefit mentioned above, the $8 discrete income tax benefit related to the Global Foil business mentioned above, and a $7 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction. The rate for the 2008 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to all of the same items mentioned above for the 2008 third quarter with an additional offset of a net $19 discrete income tax charge associated with the sale of the businesses within the former Packaging and Consumer segment, mainly as a result of the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated somewhat offset by changes in tax assumptions surrounding transaction costs and the divestiture of certain foreign locations that were finalized in the 2008 second quarter.

Alcoa has recorded deferred tax assets associated with tax loss carryforwards and tax credit carryforwards. As of December 31, 2008, deferred tax assets related to tax loss carryforwards and tax credit carryforwards were $1,017 and $320, respectively. These deferred tax asset amounts increased during the 2009 nine-month period as a result of Alcoa’s current operating loss position. Alcoa has recorded a valuation allowance against a portion of the tax loss carryforwards but has not recorded a valuation allowance against the tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized if sufficient income is not generated in the future in certain jurisdictions.

Net income attributable to noncontrolling interests for the 2009 third quarter and nine-month period decreased $37 and $169, respectively, compared with the corresponding periods in 2008. The decline in both periods was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The lower earnings at AWAC were mainly driven by a significant drop in realized prices, somewhat offset by the gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the absence of the impact of the 2008 gas outage in Western Australia.

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

I. Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Alumina production (kmt)	3,614	3,790	10,368	11,480
Third-party alumina shipments (kmt)	2,191	2,010	5,939	5,918

Third-party sales	$530	$805	$1,401	$2,202
Intersegment sales	432	730	1,122	2,163

Total sales	$962	$1,535	$2,523	$4,365

After-tax operating income (ATOI)	$65	$206	$93	$565

Alumina production decreased 176 kmt, or 5%, and 1,112 kmt, or 10%, in the 2009 third quarter and nine-month period, respectively, compared with the corresponding periods in 2008. The reduction in both periods was mostly the result of the effects of curtailments initiated in the 2008 fourth quarter through the 2009 second quarter, which included approximately 1,500 kmt-per-year at the Point Comfort, TX refinery and approximately 480 kmt-per-year (represented Alcoa’s previous 55% ownership interest – total curtailed is approximately 870 kmt) at the Suralco (Suriname) refinery. Partially offsetting the curtailments was increased production at the Jamalco (Jamaica) refinery and the Pinjarra (Australia) refinery, as this facility continues to set production records due to the continued positive effects of the efficiency upgrade expansion completed in 2006, and added production due to the acquisition of BHP Billiton’s 45% interest in Suralco on July 31, 2009. Alcoa now owns 100% of the Suralco refinery.

Third-party sales for the Alumina segment declined 34% in the 2009 third quarter and 36% in the 2009 nine-month period compared with the same periods in 2008. The decrease in both periods was primarily due to an approximate 40% drop in realized prices, driven by significantly lower LME prices, and unfavorable foreign currency movements due to a weaker Australian dollar, both of which were somewhat offset by an increase in volumes.

Intersegment sales decreased 41% and 48% in the 2009 third quarter and nine-month period, respectively, compared to the corresponding periods in 2008 mostly due to a drop in realized prices and a reduction in demand from the Primary Metals segment.

ATOI for this segment declined 68% in the 2009 third quarter and 84% in the 2009 nine-month period compared to the same periods in 2008. The decrease in both periods was primarily the result of the significant drop in realized prices, partially offset by net procurement and overhead cost savings across most regions, favorable foreign currency movements due to a stronger U.S. dollar, a $58 gain recognized on the acquisition of BHP Billiton’s interest in Suralco, and the absence of the impact of the 2008 gas outage in Western Australia ($25 in the 2008 third quarter and $41 in the 2008 nine-month period).

In the fourth quarter of 2009, positive results from cost savings initiatives are expected to continue while accelerated benefits related to lower caustic prices are anticipated. Also, start-up costs of approximately $13 related to the São Luís refinery expansion and Juruti bauxite mine development in Brazil will negatively impact results.

II. Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Aluminum production (kmt)	881	1,011	2,667	3,036
Third-party aluminum shipments (kmt)	698	704	2,160	2,119

Alcoa’s average realized price per metric ton of aluminum	$1,972	$2,945	$1,735	$2,940

Third-party sales	$1,362	$2,127	$3,352	$6,441
Intersegment sales	537	1,078	1,279	3,291

Total sales	$1,899	$3,205	$4,631	$9,732

ATOI	$(8)	$297	$(398)	$1,032

At September 30, 2009, Alcoa had 1,323 kmt of idle capacity on a base capacity of 4,813 kmt. In the 2009 third quarter, idle capacity increased by 20 kmt compared to June 30, 2009 due to various small pot shutdowns. All previously announced production curtailments were completed.

Aluminum production decreased 13% and 12% in the 2009 third quarter and nine-month period, respectively, compared with the corresponding periods in 2008. The reduction in both periods was mainly the result of the effects of smelter curtailments that began at the end of the second quarter of 2008, including the smelters in Rockdale, TX (267 kmt-per-year), Tennessee (215 kmt-per-year), Massena East, NY (125 kmt-per-year), and Ferndale, WA (93 kmt-per-year), partially offset by an increase in production due to the 2009 first quarter acquisition of the Lista (94 kmt-per-year) and Mosjøen (188 kmt-per-year) smelters in Norway. An increase in production at the Iceland smelter (344 kmt-per-year) also contributed positively to production in the 2009 nine-month period, as this smelter was not at full capacity until April 2008.

Third-party sales for the Primary Metals segment declined 36% and 48% in the 2009 third quarter and nine-month period, respectively, compared with the same periods in 2008. The decrease in both periods was mostly the result of a 33% (quarter) and 41% (nine months) drop in realized prices, driven by a 35% (quarter) and 45% (nine months) decline in LME prices, somewhat offset by sales from the newly acquired smelters in Norway.

Intersegment sales decreased 50% in the 2009 third quarter and 61% in the 2009 nine-month period compared to the corresponding periods in 2008, mainly as a result of a drop in realized prices and a decline in volume due to lower demand from the downstream segments.

ATOI for this segment declined $305 and $1,430 in the 2009 third quarter and nine-month period, respectively, compared to the same periods in 2008. The decrease in both periods was primarily due to the significant drop in realized prices; a decline in overall volumes; and non-cash fixed costs related to curtailed operations; all of which was partially offset by lower costs for alumina and procurement and overhead cost savings across all regions. Favorable foreign currency movements due to a stronger U.S. dollar and a gain ($112) related to Alcoa’s acquisition of the other 50% of Elkem Aluminium ANS (Elkem) also contributed positively to ATOI in the 2009 nine-month period. Through the first quarter of 2009, the Primary Metals segment recognized its existing 50% share of the operating results of Elkem as equity income. Starting in the second quarter of 2009, this segment reflected 100% of the operational results of the two smelters (282 kmt-per-year) and anode facility owned by Elkem.

In the fourth quarter of 2009, continued benefits from cost savings initiatives are expected, especially in key raw materials, while increases in energy costs are anticipated (including power costs for Alcoa’s smelters in Italy due to the potential expiration of the current power tariffs during the fourth quarter).

III. Flat-Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Third-party aluminum shipments (kmt)	476	562	1,366	1,722

Third-party sales	$1,529	$2,343	$4,466	$7,042
Intersegment sales	34	52	83	183

Total sales	$1,563	$2,395	$4,549	$7,225

ATOI	$10	$22	$(86)	$103

Third-party sales for the Flat-Rolled Products segment declined 35% and 37% in the 2009 third quarter and nine-month period, respectively, compared with the corresponding periods in 2008. The decrease in both periods was principally the result of a decline in metal prices and a reduction in volumes across most businesses, both of which were mainly due to weak end markets in Europe and North America, and unfavorable foreign currency movements due to a weaker euro and Australian dollar.

ATOI for this segment declined $12 in the 2009 third quarter and $189 in the 2009 nine-month period compared to the same periods in 2008. The decrease in both periods was primarily due to reduced volumes across most businesses, lower metal prices, and an increase in depreciation as a result of the new coating line commissioned in Samara (Russia) and the new flat-rolled product facility in Bohai (China). All of these items were mostly offset by procurement and overhead cost savings in the 2009 third quarter and were partially offset by procurement and overhead cost savings and favorable foreign currency movements due to a stronger U.S. dollar in the 2009 nine-month period.

In the fourth quarter of 2009, continued benefits from cost savings initiatives are anticipated; however, end markets are expected to remain weak and results will be negatively impacted by typical calendar year-end holiday shutdowns.

IV. Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Third-party aluminum shipments (kmt)	43	63	134	201

Third-party sales	$1,128	$1,596	$3,592	$4,807

ATOI	$75	$140	$258	$460

Third-party sales for the Engineered Products and Solutions segment declined 29% and 25% in the 2009 third quarter and nine-month period, respectively, compared with the corresponding periods in 2008. The decrease in both periods was mostly due to lower volumes across all businesses because of weak end markets and lower pricing in the building and construction sector. In the 2009 nine-month period, unfavorable foreign currency movements due to a weaker euro also contributed negatively to third-party sales.

ATOI for this segment declined 46% in the 2009 third quarter and 44% in the 2009 nine-month period compared to the same periods in 2008. The decrease in both periods was principally the result of lower volumes across all businesses and lower pricing, partially offset by procurement and overhead cost savings realized in all businesses.

In the fourth quarter of 2009, results will be negatively impacted by normal calendar year-end holiday shutdowns and end markets will remain weak although an improvement is anticipated from commercial transportation. Cost savings initiatives are expected to provide continued benefits.

V. Packaging and Consumer

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Third-party aluminum shipments (kmt)	—	—	—	19

Third-party sales	$—	$—	$—	$516

ATOI	$—	$—	$—	$11

On February 29, 2008, Alcoa completed the sale of its Packaging and Consumer businesses to Rank Group Limited. The Packaging and Consumer segment no longer contains any operations.

Reconciliation of ATOI to Consolidated Net Income (Loss) Attributable to Alcoa

Items required to reconcile segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense, comprised of general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets; restructuring and other charges; discontinued operations; and other, which includes intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total segment ATOI	$142	$665	$(133)	$2,171
Unallocated amounts (net of tax):
Impact of LIFO	80	(5)	148	(80)
Interest income	(1)	10	8	31
Interest expense	(78)	(63)	(227)	(184)
Noncontrolling interests	(47)	(84)	(52)	(221)
Corporate expense	(71)	(77)	(212)	(250)
Restructuring and other charges	(3)	(25)	(105)	(56)
Discontinued operations	4	(38)	(155)	(41)
Other	51	(115)	(146)	(253)

Consolidated net income (loss) attributable to Alcoa	$77	$268	$(874)	$1,117

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2009 third quarter and nine-month period compared with the corresponding periods in 2008 (unless otherwise noted) consisted of:

•

a change in the Impact of LIFO due to lower prices for alumina and metal, both of which were driven by a significant drop in LME prices, and reductions in LIFO inventory quantities, which caused a partial liquidation of the lower cost LIFO inventory base;

•

an increase in Interest expense, primarily due to a higher average debt level, mostly the result of the $575 in convertible notes issued in March 2009 and increased borrowings on the BNDES loans that began in April 2008 related to the Juruti, São Luís, and Estreito growth projects in Brazil, and a significant increase in amortization of deferred financing costs, mainly due to the amortization of the $66 beneficial conversion option related to the convertible notes and the fees paid for the $1,900 364-day senior unsecured revolving credit facility entered into in October 2008;

•

a decrease in Noncontrolling interests, mainly due to lower earnings at AWAC, primarily driven by a significant drop in realized prices somewhat offset by the gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the absence of the impact of the 2008 gas outage in Western Australia;

•

a decline in Corporate expense, in the 2009 third quarter, primarily due to reductions in labor costs mainly as a result of implemented severance programs and decreases in expenses for travel, contractors and consultants, information technology, and various other administrative items as part of Alcoa’s cost reduction initiatives, all of which was partially offset by an increase in deferred compensation, mostly the result of the plans’ improved performance; and, in the 2009 nine-month period, principally the result of declines in the same types of expenses mentioned for the 2009 third quarter and a decrease in stock-based compensation expense, both of which were partially offset by an increase in deferred compensation and an increase in bad debt expense due to a higher allowance for uncollectible accounts;

•

a decrease in Restructuring and other charges, in the 2009 third quarter, mainly due to $5 for the layoff of approximately 140 employees (80 in the Primary Metals segment and 60 in the Engineered Products and Solutions segment) to continue to address the impact of the global economic downturn on Alcoa’s businesses, $5 (includes a discrete income tax benefit of $8 related to a change in the anticipated structure of the potential sale of the Global Foil business) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business, and the absence of $31 related to the 2008 temporary idling of the Rockdale, TX smelter, which consists of $29 for the layoff of approximately 870 employees and a curtailment of other postretirement benefit plans and $2 for other exit costs; and, an increase in Restructuring and other charges, in the 2009 nine-month period, mostly the result of $67 for the layoff of approximately 4,200 employees (2,250 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 300 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the global economic downturn on Alcoa’s businesses, $20 in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business, $12 for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations, a $6 curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions, the absence of the previously mentioned $31 related to the 2008 temporary idling of the Rockdale, TX smelter, and the absence of a loss of $32 recognized on the 2008 sale of the businesses within the former Packaging and Consumer segment;

•

a change in Discontinued operations, in the 2009 third quarter, reflecting the operational results of only the electronics portion of the EES business as opposed to the entire EES business; and, in the 2009 nine-month period, reflecting a $116 loss on the divestiture of the wire harness and electrical portion of the EES business; and

•

a change in Other, in the 2009 third quarter, mainly due to income tax benefits related to the difference in the consolidated effective tax rate and the estimated tax rates applicable to the segments and favorable foreign currency movements due to a stronger U.S. dollar; and, in the 2009 nine-month period, principally the result of the two items previously mentioned for the 2009 third quarter, a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars, a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture, and the absence of a net $19 discrete income tax charge associated with the sale of the businesses within the former Packaging and Consumer segment related to the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, somewhat offset by changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations, all of which was partially offset by a $118 realized loss on the sale of the Shining Prospect investment.

Segment Assets

The following table details segment assets:

	September 30, 2009	December 31, 2008
Alumina	$9,023	$7,800
Primary Metals*	12,003	12,239
Flat-Rolled Products	4,646	5,164
Engineered Products and Solutions	5,468	5,770

Total segment assets**	$31,140	$30,973

*	Primary Metals’ segment assets as of December 31, 2008 were revised to include derivative contract assets, which were previously excluded from segment assets, to conform to the current period presentation. This change was made to align the derivative contract assets with the segment where the impacts of these assets were reported.
**	The difference between total segment assets and consolidated assets is in Corporate.

The increase in segment assets for the Alumina segment was primarily due to capital expenditures related to the Juruti bauxite mine development and São Luís refinery expansion, somewhat offset by a decrease in receivables, mainly as a result of lower sales. The decrease in segment assets for the Primary Metals segment was principally related to a reduction in inventory, primarily the result of curtailed production at various smelters and management’s initiative to maintain lower levels of inventory on-hand in response to significantly lower demand, and a decrease in the fair value of derivative contract assets; both of which were partially offset by a net increase in assets as a result of the acquisition of the smelters in Norway. Segment assets declined primarily as a result of lower inventory, mostly due to the previously mentioned initiative, for both the Flat-Rolled Products and Engineered Products and Solutions segments, and a decrease in receivables, mainly due to lower sales, for the Engineered Products and Solutions segment.

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

It is possible that Alcoa may be required at some date in the future to make a recovery payment to the Italian government if there is an adverse ruling by the European Commission in its investigation of the power tariffs in place for Alcoa’s Italian smelters. See the Legal Proceedings section of Part II for additional information on this matter.

Cash From Operations

Cash provided from operations was $241 in the 2009 nine-month period compared with $626 in the same period of 2008. The decline of $385 is principally due to significantly lower earnings, partially offset by a $1,059 cash inflow associated with working capital and $383 in lower pension contributions. The major components of the change in working capital were as follows: a $627 decrease in receivables, primarily as a result of lower sales across all businesses; a $1,674 reduction in inventories, mostly due to curtailed production at Alcoa’s refineries and smelters, management’s initiative to maintain lower levels of inventory on-hand in response to significantly lower demand, and lower costs for certain raw materials; a $168 decline in prepaid expenses and other current assets; an $812 decrease in accounts payable, trade, principally the result of lower purchasing needs and declining commodity prices; a $56 reduction in accrued expenses, mainly driven by timing of various expenses; and a decline of $542 in taxes, including income taxes, mostly due to the change from an operating income position to an operating loss position.

Financing Activities

Cash provided from financing activities was $247 in the 2009 nine-month period, a decrease of $854 compared with $1,101 in the corresponding period of 2008.

The source of cash in the 2009 nine-month period was primarily due to $1,043 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $439 in borrowings under the BNDES loans, which support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $876 from the issuance of 172.5 million shares of common stock; and net cash received from noncontrolling interests of $234, principally related to Alumina Limited’s share of the growth projects in Brazil; all of which was mostly offset by a $1,535 decrease in outstanding commercial paper, mainly due to the tightening in the credit markets and a reduction in market availability as a result of the change in Alcoa’s credit ratings during the 2009 first quarter; $198 in dividends paid to shareholders; and $125 from the net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s $1,900 364-day senior unsecured revolving credit facility within the 2009 first quarter and $255 in new loans to support Alcoa Alumínio’s export operations was borrowed and repaid within the 2009 nine-month period).

In the 2008 nine-month period, the source of cash was primarily the result of $2,105 in additions to long-term debt, mainly driven by net proceeds of $1,489 from the July 2008 public debt offering and $535 in borrowings under the BNDES loans; a $351 increase in outstanding commercial paper to support operations and capital spending; net cash received from noncontrolling interests of $236, principally related to Alumina Limited’s share of the growth projects in Brazil; and $177 in proceeds from employees exercising their stock options; all of which was partially offset by $1,082 for the repurchase of common stock; $420 in dividends paid to shareholders; and $192 in repayments of long-term debt, mainly due to a payment of $150 for 6.625% Notes due March 2008.

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

Investing Activities

Cash used for investing activities was $221 in the 2009 nine-month period compared with $1,387 in the 2008 nine-month period, resulting in a decrease in cash used of $1,166.

In the 2009 nine-month period, the use of cash was mainly due to $1,259 in capital expenditures, 71% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; and a net cash outflow of $73 for the divestiture of assets and businesses, including a cash outflow of $193 for the EES business and cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA; all of which was partially offset by $1,026 from sales of investments, mostly related to the receipt of $1,021 for the sale of the Shining Prospect investment; and a net cash inflow of $112 from acquisitions, mainly due to $97 from the acquisition of a BHP Billiton subsidiary in the Republic of Suriname.

The use of cash in the 2008 nine-month period was principally due to $2,421 in capital expenditures, 59% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, Estreito hydroelectric power project, and flat-rolled products projects in Bohai (China) and Russia; $1,276 in additions to investments, mostly related to the $1,200 investment made in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and $417 in acquisitions for the purchase of two aerospace fastener manufacturing businesses ($276), the buyout of outstanding noncontrolling interests in Bohai ($79) and Russia ($15), and a contingent payment made to Camargo Corrêa Group related to the 2003 acquisition of 40.9% of Alcoa Alumínio S.A. ($47); all of which was principally offset by $2,684 in proceeds from the sale of assets and businesses, mostly due to the $2,651 in net proceeds from the sale of the businesses within the former Packaging and Consumer segment.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting. On June 30, 2009, Alcoa adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Business Combinations and Consolidation Accounting. Effective January 1, 2009, Alcoa adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to an acquisition completed on March 31, 2009.

On January 1, 2009, Alcoa adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the Financial Statements. The presentation and disclosure requirements of these changes were applied retrospectively.

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes resulted in a charge of $18 ($12 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations for the write off of previously capitalized third-party costs related to potential business acquisitions. Also, this guidance was applied to an acquisition completed on March 31, 2009.

Other. On June 30, 2009, Alcoa adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance.

On January 1, 2009, Alcoa adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes resulted in a reduction of $0.01 for basic earnings per share on income from continuing operations attributable to Alcoa common shareholders for the quarter ended September 30, 2008 and a reduction of $0.01 for both basic and diluted earnings per share on income from continuing operations attributable to Alcoa common shareholders and net income attributable to Alcoa common shareholders for the nine months ended September 30, 2008. All other earnings per share amounts presented related to prior periods were impacted by less than $0.01.

Issued

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for Alcoa on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for Alcoa on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for Alcoa on January 1, 2010. Management has determined that the adoption of these changes will result in a $250 increase to both Receivables from customers and Short-term borrowings on the Consolidated Balance Sheet. This amount relates to Alcoa’s accounts receivable securitization program, which is considered an off-balance sheet arrangement as of September 30, 2009 under existing accounting for transfers of financial assets. The stated impact upon adoption is based on the assumption that management will renew this program (due to expire in November 2009) under its existing terms.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes become effective for Alcoa on December 31, 2009. As these changes only require enhanced disclosures, management has determined that the adoption of these changes will not have an impact on the Financial Statements.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 33 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $298 and $316 at September 30, 2009 and December 31, 2008 (of which $30 and $39 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2009 third quarter and nine-month period, the remediation reserve was increased by $1 and $9, respectively, associated with various sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $6 and $27 in the 2009 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Massena, NY. Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

This new information will be used by the EPA to select a remedy for the entire river. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2010 or later.

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

East St. Louis, IL. In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa and the City of East St. Louis, the owner of the site, entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study included remedial alternatives that ranged from no further action to significant grading, stabilization, and water management of the bauxite residue disposal areas. As a result, Alcoa increased the environmental reserve for this location by $15 in 2005. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2010 or later.

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

While continuing the cleanup work on the Columbia River during the 2009 first quarter, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. In the 2009 third quarter, cleanup work was completed related to the Evergreen property and the Columbia River. Alcoa expects to submit a final report on this cleanup work to the WDE in the 2009 fourth quarter.

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Aluminum contracts	Prepaid expenses and other current assets	$53	$—
Interest rate contracts	Prepaid expenses and other current assets	32	14
Foreign exchange contracts	Prepaid expenses and other current assets	9	—
Energy contracts	Prepaid expenses and other current assets	6	—
Aluminum contracts	Other assets	57	26
Interest rate contracts	Other assets	92	146
Foreign exchange contracts	Other assets	7	—

Total derivatives designated as hedging instruments		$256	$186

Derivatives not designated as hedging instruments*:
Aluminum contracts	Prepaid expenses and other current assets	$3	$35
Energy contracts	Prepaid expenses and other current assets	2	17
Aluminum contracts	Other assets	1	—
Energy contracts	Other assets	—	1

Total derivatives not designated as hedging instruments		$6	$53

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$30	$3
Aluminum contracts	Prepaid expenses and other current assets	8	—
Energy contracts	Prepaid expenses and other current assets	2	—
Interest rate contracts	Other assets	21	64

Sub-total		$61	$67

Total Asset Derivatives		$201	$172

*	See the “Other” section within Part I Item 3 for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Aluminum contracts	Fair value of derivative contracts	$48	$492
Energy contracts	Fair value of derivative contracts	21	20
Interest rate contracts	Fair value of derivative contracts	—	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	403	309
Energy contracts	Other noncurrent liabilities and deferred credits	11	14
Foreign exchange contracts	Other noncurrent liabilities and deferred credits	2	—

Total derivatives designated as hedging instruments		$485	$837

Derivatives not designated as hedging instruments*:
Aluminum contracts	Fair value of derivative contracts	$31	$49
Energy contracts	Fair value of derivative contracts	2	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	25	15
Energy contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	28	21

Total derivatives not designated as hedging instruments		$86	$103

Less margin posted:
Energy contracts	Fair value of derivative contracts	$21	$—
Aluminum contracts	Other noncurrent liabilities and deferred credits	2	119
Energy contracts	Other noncurrent liabilities and deferred credits	11	—

Sub-total		$34	$119

Total Liability Derivatives		$537	$821

*	See the “Other” section within Part I Item 3 for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

For certain derivative contracts whose fair values are based upon trades in liquid markets, such as aluminum options and interest rate swaps, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	September 30, 2009	December 31, 2008
Assets:
Level 1	$126	$79
Level 2	124	160
Level 3	12	—
Margin held*	(61)	(67)

Total	$201	$172

Liabilities:
Level 1	$38	$569
Level 2	49	30
Level 3	484	341
Margin posted*	(34)	(119)

Total	$537	$821

*	Margin held represents cash collateral received related to aluminum and energy contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 2. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Third quarter ended September 30, 2009	Nine months ended September 30, 2009
Balance at beginning of period	$426	$341
Total realized/unrealized (losses) or gains included in:
Sales	(6)	(9)
Cost of goods sold	(26)	(3)
Other (income) expenses, net	(8)	6
Other comprehensive income	86	131
Purchases, sales, issuances, and settlements*	—	6
Transfers in and (or) out of Level 3	—	—

Balance at end of period	$472	$472

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at September 30, 2009:
Sales	$(6)	$(9)
Cost of goods sold	(26)	(3)
Other (income) expenses, net	(8)	6

*	In the 2009 nine-month period, there was an indirect purchase of a Level 3 embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $472 as of September 30, 2009. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses are included in Sales on the accompanying Statement of Consolidated Operations. Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the electricity contracts are included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for this embedded derivative are included in Other expenses, net on the accompanying Statement of Consolidated Operations. None of the Level 3 positions on hand at September 30, 2009 resulted in any unrealized gains in the accompanying Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows:

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$(127)	$(322)	$(166)	$81
Interest rate contracts	Interest expense	17	6	43	12
Foreign exchange contracts	Other (income) expenses, net	—	—	—	(1)

Total		$(110)	$(316)	$(123)	$92

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of higher aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2009 and December 31, 2008, Alcoa had 519 kmt and 760 kmt, respectively, of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2009 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2009 and 2008, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. In both periods, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

Foreign Exchange. Through April 2008, Alcoa used cross-currency interest rate swaps that effectively converted its U.S. dollar denominated debt into Brazilian real debt at local interest rates.

There were no transactions that ceased to qualify as a fair value hedge in the 2009 and 2008 third quarters and nine-month periods.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*				Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,		OCI into Income (Effective	Third quarter ended September 30,		Nine months ended September 30,		Excluded from Effectiveness	Third quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	Portion)	2009	2008	2009	2008	Testing)	2009	2008	2009	2008
Aluminum contracts	$(145)	$237	$(204)	$(71)	Sales	$13	$(39)	$44	$(122)	Other expenses, net	$—	$—	$3	$(1)
Aluminum contracts	—	62	12	(1)	Other (income) expenses, net	—	(17)	47	(30)	Other (income) expenses, net	—	—	—	—
Energy contracts	12	(90)	(22)	(16)	Cost of goods sold	(9)	2	(30)	(10)	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	15	—	16	—	Sales	—	—	—	46	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	—	—	—	1	Cost of goods sold	—	—	—	(17)	Other (income) expenses, net	—	—	—	—

Total	$(118)	$209	$(198)	$(87)		$4	$(54)	$61	$(133)		$—	$—	$3	$(1)

*	Assuming market rates remain constant with the rates at September 30, 2009, a loss of $49 is expected to be recognized in earnings over the next 12 months.
**	For the third quarter ended September 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents an immaterial amount related to the ineffective portion of the hedging relationships. For the nine months ended September 30, 2009 and 2008, the amount of gain or (loss) recognized in income represents $3 and $(1), respectively, related to the ineffective portion of the hedging relationships. There was also an immaterial amount recognized in income related to the amount excluded from the assessment of hedge effectiveness for both the third quarter ended and nine months ended September 30, 2008.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity, natural gas, and fuel oil, for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, in the Elkem transaction.

Interest Rates. There were no cash flow hedges of interest rate exposures outstanding as of September 30, 2009 and 2008.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Foreign exchange contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2009. On March 31, 2009, Alcoa acquired foreign currency derivatives in the Elkem transaction which cover anticipated foreign currency exposures through 2011. During the 2009 third quarter, Alcoa entered into forward contracts to mitigate the risk of certain receivables denominated in euros through 2010.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30, 2009	December 31, 2008
Aluminum contracts (kmt)	1,882	1,252
Energy contracts:
Electricity (megawatt hours)	2,890,900	3,971,715
Natural gas (million British thermal units)	15,640,000	—
Fuel oil (metric tons)	56,500	—
Foreign exchange contracts	$156	$—

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Aluminum contracts	Sales	$4	$(16)	$(13)	$18
Aluminum contracts	Other (income) expenses, net	(14)	25	(13)	(15)
Embedded credit derivative	Other (income) expenses, net	9	(3)	(6)	(3)
Foreign exchange contracts	Other (income) expenses, net	—	(8)	2	(9)

Total		$(1)	$(2)	$(30)	$(9)

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

During the 2009 third quarter, Alcoa entered into a forward contract to purchase C$58 to mitigate the foreign currency risk related to a loan due in 2014. All other foreign exchange contracts were entered into and settled during the respective periods.

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

(a) Evaluation of Disclosure Controls and Procedures Alcoa’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective. (b) Changes in Internal Control Over Financial Reporting There have been no changes in internal control over financial reporting during the third quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various cleanup and remediation efforts were undertaken by or on behalf of SCA. A Notice of Violation was issued by the Division of Environmental Protection of the Department of Planning and Natural Resources of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names SCA, Alcoa Inc., and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. In August 2005, Alcoa and SCA moved to decertify the plaintiff class, and in March 2006, the assigned magistrate judge issued a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. This recommendation has been adopted by the assigned district judge. Alcoa and SCA have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. On June 3, 2008, the Court granted defendants’ joint motion to decertify the class of plaintiffs, and simultaneously granted in part and denied in part plaintiffs’ motion for certification of a new class. Under the new certification order, there is no class as to the personal injury, property damage, or punitive damages claims. (The named plaintiffs had previously dropped their claims for medical monitoring during the course of the briefing of the certification motions.) The Court did certify a new class as to the claim of on-going nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. The Court expressly denied certification of a class as to any claims for remediation or clean up of any area outside the facility (including plaintiffs’ property). The new class may seek only injunctive relief rather than monetary damages. Named plaintiffs, however, may continue to prosecute their claims for personal injury, property damage, and punitive damages. On May 15, 2009, defendants filed a motion for summary judgment on the class plaintiffs’ sole remaining claim, which sought injunctive relief. On May 22, 2009, defendants filed a motion for summary judgment on the named plaintiffs’ claims for personal injury, property damage, and punitive damages. On August 28, 2009, the Court dismissed the named plaintiffs’ claims for personal injury and punitive damages, and denied the motion with respect to their property damage claims. On October 20, 2009, plaintiffs filed a notice of intent to appeal the grant of summary judgment on the injunctive relief claim. On September 25, 2009, the Court granted defendants’ motion for summary judgment on the class plaintiffs’ claim for injunctive relief. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation (Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaints and moved the case to the penalty phase. The Court rejected Howmet’s interlocutory appeal of this decision on May 16, 2005. On September 2, 2005, EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld and Howmet appealed the administrative Court’s decision to the Environmental Appeals Board on September 28, 2005. On May 24, 2007, the Environmental Appeals Board upheld the administrative Court’s liability finding against Howmet and assessed the parties’ stipulated penalty of $309,091. On July 23, 2007, Howmet appealed the Environmental Appeals Board decision to the United States District Court for the District of Columbia. On September 23, 2009, the United States District Court for the District of Columbia denied Howmet’s appeal and ordered Howmet to pay the EPA a penalty of $309,091. Howmet is in the process of preparing an appeal to the September 23, 2009 decision.

As previously reported, in July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated preferential electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extends the preferential tariff that was in force until December 31, 2005 until no later than December 31, 2009. The extension was originally through 2010 but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Alcoa has been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996 as not being state aid. That measure provides a competitive power supply to the primary aluminum industry and is not considered state aid by the Italian Government. The EC’s announcement states that it has doubts about the measure’s compatibility with EU legislation and concerns about distortion of competition in the European market of primary aluminum, where energy is an important part of the production costs. The opening of an in-depth investigation gives interested parties the opportunity to comment on the proposed measures; it does not prejudge the outcome of the procedure. It is Alcoa’s understanding that the Italian Government’s continuation of the electricity tariff was done in conformity with all applicable laws and regulations. Alcoa estimates that the total potential impact from the termination of the preferential tariff will be approximately up to $22 pretax (€15) per month in higher power costs at its Italian smelters. In addition, while it is possible that the EC could rule in the investigation that the reduction in Alcoa’s power cost related to the preferential tariff must be recovered retroactively as far back as to January 2006 in respect of Alcoa’s Italian smelters, it is Alcoa’s position that no retroactive recovery should apply. A decision by the EC could be issued as early as late 2009, although the timing of any decision is uncertain. If the EC seeks recovery from Alcoa, it is possible that Alcoa may be required to pay up to the full recovery to the Italian Government, after the Government’s calculation of the amount due, prior to the conclusion of any appeal by Alcoa of the EC decision. In such an event, Alcoa would pursue all substantive and procedural legal steps available to it to suspend or delay such payment prior to a final resolution of the matter. Separately, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the European Court of First Instance denied Alcoa’s appeal. This decision does not predetermine the outcome of the EC’s investigation, it only confirms the EC’s right to open an investigation. On June 4, 2009, Alcoa appealed the March 25, 2009 ruling; however, no decision on that appeal is expected until 2011 or later.

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. The briefing is to be complete by December 4, 2009. No schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years.

As previously reported, on December 8, 2008, Alcoa of Australia (AofA) received a formal notice of prosecution in connection with a dust event that allegedly occurred on May 14, 2006 in the area of AofA’s Wagerup alumina refinery’s residue storage areas. The Department of Environment and Conservation commenced a formal investigation into the alleged events in late 2007 and interviewed relevant AofA personnel in 2008. The prosecution purports to be undertaken under section 49(2) of the Environmental Protection Act 1986 (Western Australia) which provides that a person who, with criminal negligence, causes or allows pollution to be caused, commits an offense. The maximum potential penalty is $1,000,000 (AUD). At the initial hearing in January 2009, the matter was adjourned to April 2009. On July 23, 2009, AofA entered a plea of “not guilty” to the charge of causing pollution with criminal negligence. No trial date has been set. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on July 21, 2008, the Teamsters Local #500 Severance Fund and the Southeastern Pennsylvania Transportation Authority filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Allegheny County, Pennsylvania against certain officers and directors of Alcoa claiming breach of fiduciary duty, gross mismanagement, and other violations. This derivative action stems from the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (Alba) against Alcoa, Alcoa World Alumina LLC, Victor Dahdaleh, and others, and the subsequent investigation of Alcoa by the United States Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the matters alleged in the Alba lawsuit. The Alba suit and the corresponding investigation are more fully described in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part I, Item 3 “Legal Proceedings.” The director defendants filed a motion to dismiss on November 21, 2008. On September 3, 2009, a hearing was held on Alcoa’s motion and, on October 12, 2009, the court issued its order denying Alcoa’s motion to dismiss but finding that a derivative action during the conduct of the DOJ investigation and pendency of the underlying complaint by Alba would be contrary to the interest of shareholders and, therefore, stayed the case until further order of the court. This derivative action is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on March 6, 2009, the Philadelphia Gas Works Retirement Fund filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Philadelphia County, Pennsylvania. This action was brought against certain officers and directors of Alcoa claiming breach of fiduciary duty and other violations and is based on the allegations made in the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (Alba) against Alcoa, Alcoa World Alumina LLC, Victor Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and the SEC with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the conduct alleged in the Alba lawsuit. The Alba suit and the corresponding investigation are more fully described in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part I, Item 3 “Legal Proceedings.” On August 7, 2009, the director and officer defendants filed an unopposed motion to coordinate the case with the Teamsters Local #500 suit, described immediately above, in Allegheny County Common Pleas Court. The Allegheny County court issued its order consolidating the case on September 18, 2009. This derivative action is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2009	—	—	—	115,800,571
February 1 - February 28, 2009	—	—	—	115,800,571
March 1 - March 31, 2009	—	—	—	115,800,571

Total for quarter ended March 31, 2009	—	—	—	115,800,571

April 1 - April 30, 2009	—	—	—	115,800,571
May 1 - May 31, 2009	—	—	—	115,800,571
June 1 - June 30, 2009	—	—	—	115,800,571

Total for quarter ended June 30, 2009	—	—	—	115,800,571

July 1 - July 31, 2009	—	—	—	115,800,571
August 1 - August 31, 2009	—	—	—	115,800,571
September 1 - September 30, 2009	—	—	—	115,800,571

Total for quarter ended September 30, 2009	—	—	—	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2008, Alcoa elected to temporarily suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 6.	Exhibits.

10(a)	Letter Agreement between Franklin A. Thomas, Lead Director, and Alain J. P. Belda, Chairman of the Board, effective July 24, 2009, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 29, 2009

10(b)	Employment Offer Letter, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma

10(c)	Executive Severance Agreement, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 23, 2009	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 23, 2009	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10(a).	Letter Agreement between Franklin A. Thomas, Lead Director, and Alain J. P. Belda, Chairman of the Board, effective July 24, 2009, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 29, 2009

10(b).	Employment Offer Letter, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma

10(c).	Executive Severance Agreement, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document