Form 10-K
period 2009-12-31
ALCOA INC
filed 2010-02-18
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Office of the Secretary--------(212) 836-2732

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ✓  No     .

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10 billion. As of February 15, 2010, there were 1,020,277,257 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

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

Forward-Looking Statements

This report contains (and oral communications made by Alcoa may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors and are not guarantees of future performance. Actual results, performance or outcomes may differ materially from those expressed in or implied by those forward-looking statements. For a discussion of some of the specific factors that may cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A. (Risk Factors), Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), including the disclosures under Segment Information and Critical Accounting Policies and Estimates, and Note N and the Derivatives Section of Note X to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data). Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

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

Alcoa is a global company operating in 31 countries. Based upon the country where the point of sale occurred, the United States (U.S.) and Europe generated 52% and 27%, respectively, of Alcoa’s sales in 2009. In addition, Alcoa has investments and operating activities in Australia, Brazil, China, Iceland, Guinea, Russia, and the Kingdom of

Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of four worldwide reportable segments: Alumina, Primary Metals, Flat-Rolled Products, and Engineered Products and Solutions.

Description of the Business

Information describing Alcoa’s businesses can be found on the indicated pages of this report:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview—Results of Operations (Earnings Summary)	44
Notes to Consolidated Financial Statements:
Note B. Discontinued Operations and Assets Held for Sale	90
Note D. Restructuring and Other Charges	92
Note F. Acquisitions and Divestitures	97
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	53
Primary Metals	54
Flat-Rolled Products	55
Engineered Products and Solutions	56
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	115

The following charts and related discussion of the company’s Bauxite Interests, Alumina Refining and Primary Aluminum Facilities and Capacities, and Flat-Rolled Products, Engineered Products and Solutions and Corporate Facilities provide additional description of Alcoa’s businesses. The Alumina segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and Alumina Limited owns 40% of these individual entities. For more information on AWAC, see Exhibit Nos. 10(a) through 10(f)(1) to this report.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from its own resources and from those belonging to the AWAC enterprise, located in the countries listed in the chart below, as well as pursuant to both long-term and short-term contracts and mining leases. In 2009, Alcoa consumed 36.0 million metric tons (mt) of bauxite from AWAC and its own resources, 4.8 million mt from related third parties and 1.9 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active Bauxite Interests1

Country	Project	Owners’ Mining Rights (% Entitlement)	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045
Brazil	Poços de Caldas	Alcoa Alumínio S.A. (Alumínio)[3] (100%)	2020	[4]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[5] (100%)	2046	[4]
	Juruti[6]	Alcoa World Alumina Brasil Ltda. (AWA Brasil)[7] (100%)	2100	[4]
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[8] (100%)	2038	[9]
Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[7] (55%) Clarendon Alumina Production Ltd.[10] (45%)	2042
Suriname	Caramacca	Suriname Aluminum Company, L.L.C. (Suralco)[7] (55%) N.V. Alcoa Minerals of Suriname (AMS)[1][1] (45%)	2012	[12]
	Coermotibo	Suralco (55%) AMS[11] (45%)	2033	[12]
	Kaimangrasi	Suralco (55%) AMS[11] (45%)	2033	[12]
	Klaverblad	Suralco (55%) AMS[11] (45%)	2033	[12]

[1]

Alcoa also has interests at the following locations that are bauxite resources which do not currently produce bauxite: Cape Bougainville and Mitchell Plateau in Australia, and Brownsberg, Coermotibo DS, Lely Mountains, and Nassau, all in eastern Suriname.

[2]	AofA is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[3]	Alumínio is owned 100% by Alcoa.

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

[5]

Alumínio holds an 8.125% interest, Alcoa World Alumina Brasil Ltda. (formerly Abalco S.A., which merged with Alcoa World Alumina Brasil Ltda. in December 2008) (AWA Brasil) holds a 4.375% interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% interest in MRN. AWA Brasil and AWA LLC are both part of the AWAC group of companies and are owned 60% by Alcoa and 40% by Alumina Limited. MRN is jointly owned with affiliates of Rio Tinto Alcan Inc., Companhia Brasileira de Alumínio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP Billiton) and Norsk Hydro. Alumínio, AWA Brasil, and AWA LLC purchase bauxite from MRN under long-term supply contracts.

[6]

In September 2009, development of a new bauxite mine was completed in Juruti, state of Para in northern Brazil. The mine is fully operational and expected to produce 2.6 million mt per year (mtpy) of bauxite.

[7]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[8]

AWA LLC owns a 45% interest in Halco (Mining), Inc. Halco owns 100% of Boké Investment Company, a Delaware company, which owns 51% of CBG. The Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in certain areas within a 10,000 square-mile concession in northwestern Guinea.

[9]	AWA LLC has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2011.

[10]	Clarendon Alumina Production Ltd. is a wholly-owned entity of the Government of Jamaica.

[11]

In July 2009, AWA LLC acquired the BHP Billiton subsidiary that was a 45% joint venture partner in the Surinamese bauxite mining and alumina refining joint ventures. Prior to the AWA LLC buy out, BHP Billiton’s subsidiary held a 45% interest to Suralco’s 55% interest in the two joint ventures. After the acquisition of the BHP Billiton subsidiary, its name was changed to N.V. Alcoa Minerals of Suriname (AMS).

[12]

While mining rights at Caramacca extend until 2012 and rights at the remaining Suriname locations extend until 2033, it is likely that all Suriname bauxite resources will be exhausted within the next several years. Alcoa is evaluating alternative sources of bauxite, including resources from Suralco’s concession in eastern Suriname such as the Nassau plateau.

Kingdom of Saudi Arabia Joint Venture

In December 2009, Alcoa and Saudi Arabian Mining Company (Ma’aden) entered into an agreement setting forth the terms of a joint venture between them to develop a fully integrated aluminum industry in the Kingdom of Saudi Arabia. In its initial phases, the joint venture plans to develop a fully integrated industrial complex that will include a bauxite mine with an initial capacity of 4.0 million mt per year (mtpy); an alumina refinery with an initial capacity of 1.8 million mtpy; an aluminum smelter with an initial capacity of ingot, slab and billet of 740,000 mtpy; and a rolling mill, with initial hot-mill capacity of between 250,000 and 460,000 mtpy. The mill is expected to focus initially on the production of sheet, end and tab stock for the manufacture of aluminum cans, and potentially other products to serve the construction industry.

The refinery, smelter and rolling mill will be established within the new industrial zone of Raz Az Zawr on the east coast of the Kingdom of Saudi Arabia. First production from the aluminum smelter and rolling mill is anticipated in 2013, and first production from the mine and refinery is expected in 2014.

Capital investment is expected to be approximately $10.8 billion (SAR 40.5 billion) subject to the completion of detailed feasibility studies and environmental impact assessments. Ma’aden will own a 60% interest in the joint venture. Alcoa will own a 40% interest through a special purpose vehicle (SPV) controlled by Alcoa. Through this arrangement, Alcoa will have a 20% economic interest in the joint venture. Each of Alcoa and the partners in the SPV are expected to invest approximately $900 million over a four-year period. For additional information regarding the joint venture, see the Equity Investments section of Note I to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,190		2,190
	Pinjarra	AofA (100%)	4,234		4,234
	Wagerup	AofA (100%)	2,555		2,555
Brazil	Poços de Caldas	Alumínio[4] (100%)	390	[5]	390
	São Luís (Alumar)	AWA Brasil[3] (39%) Rio Tinto Alcan Inc.[6] (10%) Alumínio (15%) BHP Billiton[6] (36%)	3,500		1,890
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (55%) Clarendon Alumina Production Ltd.[7] (45%)	1,478	[8]	841
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,500		1,500
Suriname	Suralco	Suralco[3] (55%) (AMS)[9] (45%)	2,207	[10]	2,207
United States	Point Comfort, TX	Alcoa World Alumina LLC[3] (100%)	2,305	[11]	2,305
TOTAL			20,359		18,112

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For facilities wholly-owned by AWAC entities, Alcoa takes 100% of the production.

[3]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[4]	This entity is owned 100% by Alcoa.

[5]

In January 2009, the company began curtailment of production at Poços de Caldas. The facility’s production was curtailed by 135,000 mtpy. However, production is expected to be ramped-up during the first quarter of 2010.

[6]	The named company or an affiliate holds this interest.

[7]	Clarendon Alumina Production Ltd. is a wholly-owned entity of the Government of Jamaica.

[8]

In August 2007, Hurricane Dean substantially damaged the Rocky Point port from which Jamalco ships alumina. The facility is shipping alumina from temporary on-site port facilities constructed in 2007. Permanent repairs to the Rocky Point Pier are expected to be completed in 2011. The refinery is operating at approximately 95% of nameplate capacity.

[9]

In July 2009, AWA LLC acquired the BHP Billiton subsidiary that was a 45% joint venture partner in the Surinamese bauxite mining and alumina refining joint ventures. Prior to the AWA LLC buy out, BHP Billiton’s subsidiary held a 45% interest to Suralco’s 55% interest in the two joint ventures. After the acquisition of the BHP Billiton subsidiary, its name was changed to N.V. Alcoa Minerals of Suriname (AMS).

[10]

In May 2009, the Suralco alumina refinery announced curtailment of 870,000 mtpy. The decision was made to protect the long-term viability of the industry in Suriname. The curtailment was aimed at deferring further bauxite extraction until additional in-country bauxite resources are developed and market conditions for alumina improve.

[11]

Reductions in production at Point Comfort resulted mostly from the effects of curtailments initiated in late 2008 through early 2009, as a result of overall market conditions. The reductions included approximately 1,500,000 mtpy curtailment. Of that amount, 800,000 mtpy remained curtailed as of December 31, 2009.

As noted above, Alcoa and Ma’aden entered into an agreement that involves the development of an alumina refinery in the Kingdom of Saudi Arabia. Initial capacity of the refinery is expected to be 1.8 million mtpy. First production is expected in 2014.

Investments in the company’s Brazilian upstream operations continue. The 2.1 million mtpy expansion of the Alumar consortium alumina refinery in São Luís, Maranhão, has increased the refinery’s nameplate capacity to approximately 3.5 million mtpy, with Alcoa’s share of such capacity more than doubling to 1.89 million mtpy based on its 54% ownership stake through Alumínio and AWAC. Construction on the refinery was finalized at the end of 2009. The company is continuing with its modernization of the Poços de Caldas aluminum smelter.

In November 2005, Alcoa World Alumina LLC (AWA LLC) and Rio Tinto Alcan Inc. signed a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. In 2006, the Basic Agreement was approved by the Guinean National Assembly and was promulgated into law. The Basic Agreement was set to expire in November 2008, but has been extended to November 2010. Pre-feasibility studies were completed in 2008. Further project activities may be considered in 2010, but execution is dependent upon global economic conditions and conditions within Guinea.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval included environmental conditions that must be satisfied before Alcoa can seek construction approval for the project. The project was suspended in November 2008 due to global economic conditions and the unavailability of a secure long-term energy supply in Western Australia.

In 2008, AWAC signed a cooperation agreement with Vietnam National Coal-Minerals Industries Group (Vinacomin) in which they agreed to conduct a joint feasibility study of the Gia Nghia bauxite mine and alumina refinery project located in Dak Nong Province in Vietnam’s Central Highlands, with first stage capacity expected to be between 1.0 and 1.5 million mtpy. The cooperation between AWAC and Vinacomin on Gia Nghia is subject to approval by the Government of Vietnam. If established, the Gia Nghia venture is expected to be 51% owned by Vinacomin, 40% by AWAC and 9% by others.

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	190		190	[3]
	Portland	AofA[4] (55%) CITIC (22.5%) Marubeni (22.5%)	358	[5]	197	[3]
Brazil	Poços de Caldas	Alumínio (100%)	96	[6]	96
	São Luís (Alumar)	Alumínio (60%) BHP Billiton (40%)	447		268
Canada	Baie Comeau, Que.	Alcoa (100%)	385	[7]	385
	Bécancour, Que.	Alcoa (74.95%) Rio Tinto Alcan Inc.[8] (25.05%)	413		310
	Deschambault, Que.	Alcoa (100%)	260		260
Iceland	Fjarðaál	Alcoa (100%)	344		344
Italy	Fusina	Alcoa (100%)	44	[9]	44
	Portovesme	Alcoa (100%)	150	[9]	150
Norway	Lista	Alcoa (100%)[10]	94		94
	Mosjøen	Alcoa (100%)[10]	188		188
Spain	Avilés	Alcoa (100%)	93		93
	La Coruña	Alcoa (100%)	87		87
	San Ciprián	Alcoa (100%)	228		228
United States	Evansville, IN (Warrick)	Alcoa (100%)	309	[11]	309
	Frederick, MD (Eastalco)	Alcoa (100%)	195	[12]	195
	Badin, NC	Alcoa (100%)	60	[13]	60
	Massena West, NY	Alcoa (100%)	130		130
	Massena East, NY	Alcoa (100%)	125	[14]	125
	Mount Holly, SC	Alcoa (50.33%) Century Aluminum Company (49.67%)	229		115
	Alcoa, TN	Alcoa (100%)	215	[15]	215
	Rockdale, TX	Alcoa (100%)	267	[16]	267
	Ferndale, WA (Intalco)	Alcoa (100%)	279	[17]	279
	Wenatchee, WA	Alcoa (100%)	184	[18]	184
TOTAL			5,370		4,813

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.

[4]	The named company or an affiliate holds this interest.

[5]

In December 2008, approximately 15,000 mtpy annualized production was idled at the Portland facility due to overall market conditions. In July 2009, an additional 15,000 mtpy annualized production was idled, again, due to overall market conditions.

[6]

In January 2009, approximately 32,000 mtpy annualized production was idled at the Poços de Caldas facility due to overall market conditions. However, production is expected to increase during the first quarter of 2010.

[7]	In November 2008, Baie Comeau permanently curtailed one potline (53,000 mtpy) in response to the economic downturn and as part of a modernization program, reducing nameplate capacity to 385,000 mtpy.

[8]	Owned through Rio Tinto Alcan Inc.’s interest in Pechiney Reynolds Québec, Inc., which is owned by Rio Tinto Alcan Inc. and Alcoa.

[9]

In November 2009, Alcoa announced the idling of smelting at Fusina and Portovesme due to uncertainty in obtaining competitively priced power and the financial impact of the European Commission decision regarding electricity tariffs, as described in Part I, Item 3. (Legal Proceedings) of this report. The idling has not occurred as of the filing of this report.

[10]	In March 2009, Alcoa and Orkla ASA exchanged respective stakes in the Sapa AB and Elkem Aluminium ANS companies. Alcoa now owns 100% of the Lista and Mosjøen smelters.

[11]	The Warrick facility currently has one idled potline of approximately 40,000 mtpy of annualized production.

[12]	At the end of 2005, all production was idled at the Eastalco smelter located in Frederick, Maryland.

[13]	All production at the Badin, North Carolina facility has been idled since August 2002.

[14]	All production at the Massena East smelter was idled in June 2009 due to economic conditions, as well as the planned modernization of that facility.

[15]	All production at the Tennessee smelter was idled in March 2009 due to economic conditions.

[16]

Between June and November 2008, three of Rockdale’s six potlines were idled as a result of uneconomical power prices. The remaining three operating lines were idled in November 2008 due to uncompetitive power supply and overall market conditions.

[17]	One and a quarter of Intalco’s three potlines, or approximately 115,000 mtpy, remains idled.

[18]	Two of Wenatchee’s four potlines, or approximately 84,000 mtpy, remain idled.

As of December 31, 2009, Alcoa had approximately 1,234,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 4,812,900 mtpy.

As noted above, Alcoa and Ma’aden entered into an agreement that involves development of an aluminum smelter in the Kingdom of Saudi Arabia. The smelter is expected to have an initial capacity of ingot, slab and billet of 740,000 mtpy. First production is expected in 2013.

Alcoa and the Government of Iceland began detailed feasibility studies for the development of a 250,000 mtpy aluminum smelter at Bakki near Húsavík in north Iceland in 2006. Although the memorandum of understanding (MOU) between the Government, the Municipality and Alcoa related to this activity expired in 2009, Alcoa is pursuing continued studies. At the same time, the Government and the local community are developing their revised strategy for utilizing the power from the geothermal areas under a new MOU structure. They have said that Alcoa is the preferred partner even if the company was not invited to this new MOU. Separate MOU agreements between Alcoa and Landsvirkjun and Alcoa and Landsnet covering development of power generation and transmission for this smelter project were signed in May 2006. Although the MOU between Alcoa and Landsvirkjun expired in 2008, Alcoa and the power companies continue their collaboration on the studies, including the Joint Environmental Impact Assessment, and Alcoa is working on the extension of the Landsnet MOU which expired in December 2009.

In 2007, Alcoa and Greenland Home Rule Government entered into an MOU regarding cooperation on a feasibility study for an aluminum smelter with a 360,000 mtpy capacity in Greenland. The MOU also encompasses a hydroelectric power system and related infrastructure improvements, including a port. In 2008, Greenland’s parliament allocated funding to support the second phase of joint studies with Alcoa and endorsed that the smelter be located at Maniitsoq. Related studies are expected to extend through 2010. Greenland elected a new Parliament in 2009 and when the government convenes in Spring 2010, it is expected to consider Greenland’s ownership stake in the project.

In March 2009, Alcoa and Orkla ASA (Orkla) exchanged their respective stakes in Elkem Aluminium ANS (a Norwegian smelting partnership) (EA) and Sapa AB (a Swedish extrusion joint venture) (SAPA) to focus on specific areas of expertise and best practices. EA, now 100% owned by Alcoa, operates smelters in Mosjøen and Lista, Norway and supplies extrusion billets, rolling ingots and foundry ingots to rolling mills, extrusion plants and foundries in Europe. Alcoa also received the balance of EA’s ownership stake in the Mosjøen anode plant in which Alcoa already held an approximate 82% share and which supplies anodes to Alcoa’s Fjarðaál, Iceland and Mosjøen, Norway smelters. Orkla received Alcoa’s 45% share of the SAPA soft-alloy extrusion profile joint venture.

In December 2008, Alcoa and the Brunei Economic Development Board agreed to further extend an existing MOU to enable more detailed studies into the feasibility of establishing a modern, gas-powered aluminum smelter in Brunei Darussalam. The MOU extends a memorandum signed originally in 2003. Phase one of the feasibility study will determine scope and dimensions of the proposed facility, power-delivery strategy, location, as well as an associated port and infrastructure. At completion of phase one, the parties will determine whether a more detailed phase two study is warranted. If completed, it is expected that the smelter would have an initial operating capacity of 360,000 mtpy with the potential for future increase.

Flat-Rolled Products Facilities

The principal business of the company’s Flat-Rolled Products segment is the production and sale of aluminum plate, sheet and foil. This segment includes rigid container sheet, which is sold directly to customers in the packaging and consumer market. This segment also includes sheet and plate used in the transportation, building and construction and distribution markets.

As noted above, Alcoa and Ma’aden entered into an agreement that involves development of a rolling mill in the Kingdom of Saudi Arabia. Initial hot mill capacity is expected to be between 250,000 and 460,000 mtpy. First production is expected in 2013.

In January 2009, the company announced its intention to sell its Global Foil business. The sale of the Shanghai, China foil facility was completed effective November 1, 2009, and the sale of the Sabiñánigo, Spain foil facility was completed on December 1, 2009. The company continues to manufacture foil in Itapissuma, Brazil and Alicante, Spain, while other strategic options are being explored.

Flat-Rolled Products Principal Facilities

COUNTRY	LOCATION	OWNERS[1] (% Of Ownership)	PRODUCTS
Australia	Point Henry	Alcoa (100%)	Sheet and Plate
	Yennora	Alcoa (100%)	Can Reclamation/Sheet and Plate
Brazil	Itapissuma	Alcoa (100%)	Foil Products/Sheet and Plate
China	Kunshan	Alcoa (70%) Shanxi Yuncheng Engraving Group (30%)	Sheet and Plate
	Qinhuangdao	Alcoa (100%)	Sheet and Plate[2]
France	Castelsarrasin	Alcoa (100%)	Sheet and Plate
Hungary	Székesfehérvár	Alcoa (100%)	Sheet and Plate
Italy	Fusina	Alcoa (100%)	Sheet and Plate
Russia	Belaya Kalitva	Alcoa (100%)	Sheet and Plate
	Samara	Alcoa (100%)	Sheet and Plate
Spain	Alicante	Alcoa (100%)	Foil Products/Sheet and Plate
	Amorebieta	Alcoa (100%)	Sheet and Plate
United Kingdom	Birmingham	Alcoa (100%)	Sheet and Plate
United States	Davenport, IA	Alcoa (100%)	Sheet and Plate
	Danville, IL	Alcoa (100%)	Sheet and Plate
	Newburgh, IN	Alcoa (100%)	Sheet and Plate
	Hutchinson, KS	Alcoa (100%)	Sheet and Plate
	Lancaster, PA	Alcoa (100%)	Sheet and Plate
	Alcoa, TN	Alcoa (100%)	Sheet and Plate
	Texarkana, TX	Alcoa (100%)	Sheet and Plate[3]

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

[2]

Alcoa Bohai Aluminum Products Company Ltd. (Bohai), a wholly owned subsidiary of Alcoa, operates aluminum cold rolling facilities in Qinhuangdao and is undertaking a major expansion, which includes a hot rolling mill and related equipment. Production from the expansion began in 2008 and is expected to reach approximately 65% of capacity in 2011. Bohai ceased foil products production at the end of 2008 and shipped its remaining foil products through the first quarter of 2009.

[3]	In September 2009, the company idled the Texarkana rolling mill facility because of a continued weak outlook in common alloy markets.

Engineered Products and Solutions Facilities

The principal business of the company’s Engineered Products and Solutions segment is the production and sale of titanium, aluminum and super alloy investment castings, hard alloy extrusions (which, prior to 2009, was accounted for under Flat-Rolled Products), forgings and fasteners, aluminum wheels, integrated aluminum structural systems and architectural extrusions. These products serve the aerospace, automotive, building and construction, commercial transportation and power generation markets.

In June 2009, Alcoa sold the wire harness and electrical distribution portion of its Electrical and Electronic Solutions business (AEES) to Platinum Equity, a California-based private equity group. In November 2009, Alcoa sold the remainder of AEES, which consisted of the electronics portion of the operation, to Flextronics International Kft. and certain other subsidiaries of Flextronics International Ltd., a public company incorporated in Singapore.

In January 2009, the company announced its intention to sell its Transportation Products Europe business (affecting the Modena, Italy and Soest, Germany facilities). While no definitive agreement has been reached, Alcoa continues to pursue the sale of its Transportation Products Europe business.

Engineered Products and Solutions Principal Facilities

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS[2]
Australia	Brisbane	Alcoa (100%)	Automotive Components
	Oakleigh	Alcoa (100%)	Fasteners
Belgium	Paal	Alcoa (100%)	Automotive Components
Canada	Georgetown, Ontario	Alcoa (100%)	Aerospace Castings
	Laval, Québec	Alcoa (100%)	Aerospace Castings
	Lethbridge, Alberta	Alcoa (100%)	Architectural Products
	Scarborough, Ontario	Alcoa (100%)	Architectural Products
China	Suzhou	Alcoa (100%)	Fasteners
France	Dives sur Mer	Alcoa (100%)	Aerospace Castings
	Evron	Alcoa (100%)	Aerospace Castings
	Gennenvilliers	Alcoa (100%)	Aerospace Castings
	Guérande	Alcoa (100%)	Architectural Products
	Lézat-Sur-Lèze	Alcoa (100%)	Architectural Products
	Merxheim	Alcoa (100%)	Architectural Products
	Montbrison	Alcoa (100%)	Fasteners
	St. Cosme-en-Vairais	Alcoa (100%)	Fasteners
	Toulouse	Alcoa (100%)	Fasteners
	Us ‘par Vigny	Alcoa (100%)	Fasteners
Germany	Hannover	Alcoa (100%)	Extrusions
	Hildesheim-Bavenstedt	Alcoa (100%)	Fasteners
	Iserlohn	Alcoa (100%)	Architectural Products
	Kelkheim	Alcoa (100%)	Fasteners
	Soest	Alcoa (100%)	Automotive Components
Hungary	Székesfehérvár	Alcoa (100%)	Automotive Components
	Nemesvámos	Alcoa (100%)	Fasteners
Italy	Modena	Alcoa (100%)	Automotive Components
Japan	Joetsu City	Alcoa (100%)	Automotive Components
	Nomi	Alcoa (100%)	Aerospace Components

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS[2]
Mexico	Ciudad Acuña	Alcoa (100%)	Aerospace Components / Fasteners
	Monterrey	Alcoa (100%)	Automotive Components
Morocco	Casablanca	Alcoa (100%)	Aerospace Components/Architectural Products
Russia	Belaya Kalitva	Alcoa (100%)	Automotive Components/Aerospace Components
	Samara	Alcoa (100%)	Automotive Components/Aerospace Components
South Korea	Kyoungnam	Alcoa (100%)	Extrusions
United Kingdom	Exeter	Alcoa (100%)	Aerospace Components
	Runcorn	Alcoa (100%)	Architectural Products
	Telford	Alcoa (100%)	Fasteners
United States	Springdale, AR	Alcoa (100%)	Architectural Products
	Chandler, AZ	Alcoa (100%)	Extrusions
	Tucson, AZ	Alcoa (100%)	Fasteners
	Carson, CA	Alcoa (100%)	Fasteners
	City of Industry, CA	Alcoa (100%)	Fasteners
	Fullerton, CA	Alcoa (100%)	Fasteners
	Newbury Park, CA	Alcoa (100%)	Fasteners
	Simi Valley, CA	Alcoa (100%)	Fasteners
	Torrance, CA	Alcoa (100%)	Fasteners
	Visalia, CA	Alcoa (100%)	Architectural Products
	Branford, CT	Alcoa (100%)	Aerospace Components Coatings
	Winsted, CT	Alcoa (100%)	Aerospace Components Machining
	Eastman, GA	Alcoa (100%)	Architectural Products
	Auburn, IN	Alcoa (100%)	Automotive Components
	Lafayette, IN	Alcoa (100%)	Extrusions
	LaPorte, IN	Alcoa (100%)	Aerospace Castings
	Baltimore, MD	Alcoa (100%)	Extrusion
	Whitehall, MI	Alcoa (100%)	Aerospace Components
	Salisbury, NC	Alcoa (100%)	Automotive Components
	Dover, NJ	Alcoa (100%)	Aerospace Castings / Aerospace Alloys
	Kingston, NY	Alcoa (100%)	Fasteners
	Massena, NY	Alcoa (100%)	Extrusions
	Barberton, OH	Alcoa (100%)	Automotive Components
	Chillicothe, OH	Alcoa (100%)	Automotive Components
	Cleveland, OH	Alcoa (100%)	Aerospace Components / Automotive Components
	Bloomsburg, PA	Alcoa (100%)	Architectural Products
	Morristown, TN	Alcoa (100%)	Aerospace Components
	Denton, TX	Alcoa (100%)	Automotive Components
	Waco, TX	Alcoa (100%)	Fasteners
	Wichita Falls, TX	Alcoa (100%)	Aerospace Castings
	Hampton, VA	Alcoa (100%)	Aerospace Castings

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

[2]

Automotive and Aerospace Components are intended to include a variety of products, a combination of which may be produced at a given facility. Such products may include castings, forgings, extrusions, tube, profiles, wire/rod/bar and aluminum structural systems.

Corporate Facilities

The Latin American extrusions business, previously a component of the former Extruded and End Products Segment, is reported in Corporate Facilities. For more information, see Note Q to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Latin American Extrusions Facilities

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS
Brazil	Itapissuma	Alcoa (100%)	Extrusions/Architectural Products
	Utinga	Alcoa (100%)	Extrusions/Architectural Products
	Sorocaba	Alcoa (100%)	Extrusions/Architectural Products/Dies
	Tubarão	Alcoa (100%)	Extrusions/Architectural Products

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

Sources and Availability of Raw Materials

The major purchased raw materials in 2009 for each of the company’s reportable segments are listed below.

Alumina	Flat-Rolled Products
Bauxite	Alloying materials[1]
Caustic soda	Aluminum scrap[1]
Electricity	Coatings
Fuel oil	Electricity
Natural gas	Natural gas
Nitrogen
Primary aluminum (ingot, billet, P1020[1], high purity1)
Steam

Primary Metals	Engineered Products and Solutions
Alloying materials	Alloying materials[1]
Alumina	Aluminum scrap[1]
Aluminum fluoride	Cobalt
Calcined petroleum coke	Copper
Cathode blocks	Electricity
Electricity	Natural gas
Liquid pitch	Nickel
Natural gas	Primary aluminum (ingot, billet, P1020[1], high purity1)
Silicon carbide	Resin
Steel
Titanium

[1]

Hard alloy extrusion products was historically reported under the Flat-Rolled Products segment. As of May 2009, it was accounted for under Engineered Products and Solutions. These raw materials are still utilized in the Flat-Rolled Products segment.

Generally, other materials are purchased from third party suppliers under competitively-priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Energy

Alcoa produces aluminum from alumina by an electrolytic process requiring large amounts of electric power. Electric power accounts for approximately 24% of the company’s primary aluminum costs. Alcoa generates approximately 22% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. Power generated by natural gas, or in the alternative, by fuel oil, as purchased by the company, accounts for approximately 15% and 14%, respectively, of the company’s total refining production costs. The paragraphs below summarize the sources of power and the long-term power arrangements for Alcoa’s smelters and refineries.

North America – Electricity

The Deschambault, Baie Comeau and Bécancour smelters in Québec purchase electricity under existing contracts that run through 2015, which will be followed on by long-term contracts with Hydro-Québec executed in December 2008 that expire in 2040, provided that Alcoa completes the modernization of the Baie Comeau smelter by the end of 2015. The smelter located in Baie Comeau, Québec purchases approximately 65% of its power needs under the Hydro-Québec contract and receives the remainder from a 40%-owned hydroelectric generating company, Manicouagan Power Limited Partnership, whose ownership was restructured in 2009 with Hydro-Québec acquiring the 60% stake previously held by Abitibi.

The company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI), generates approximately 28% of the power requirements for Alcoa’s smelters in the U.S. The company generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects, Tapoco and Yadkin, consisting of eight dams, under Federal Energy Regulatory Commission (FERC) licenses. APGI hydroelectric facilities provide electric power, as needed, for the aluminum smelters at Alcoa, Tennessee and Badin, North Carolina. The Tennessee smelter may also purchase power from the Tennessee Valley Authority (TVA) under a contract that extends to June 20, 2010. Discussions for the supply of power by TVA to the smelter after the expiration of the current contract are underway.

APGI received a renewed 40-year FERC license for the Tapoco project in 2005. The relicensing process is nearing completion for the Yadkin hydroelectric project license. In 2007, APGI filed with FERC a Relicensing Settlement Agreement with the majority of the interested stakeholders that broadly resolved open issues. The National Environmental Policy Act process is complete, with a final environmental impact statement having been issued in April 2008. The remaining requirement for the relicensing was the issuance by North Carolina of the required water quality certification under Section 401 of the Clean Water Act. The Section 401 water quality certification was issued on May 7, 2009, but is being appealed, and has been stayed since late May 2009 pending substantive determination on the appeal. APGI received a year-to-year license renewal from FERC in May 2008, and will continue to operate under annual licenses until the new Section 401 certification is issued and the FERC relicensing process is complete. With the Badin smelter idled, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing LLC, and then sold into the wholesale market.

The company, through APGI, generates substantially all of the power used at its Warrick smelter using nearby coal reserves. Since May 2005, Alcoa has owned the nearby Friendsville, Illinois coal reserves, which mine is being operated by Vigo Coal Company, Inc. The mine is producing approximately one million tons of coal per year, 45% of the Warrick power plant’s requirements. The balance of the coal used is purchased principally from local Illinois basin coal producers pursuant to term contracts of varying duration.

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

Alcoa had a contract through September 2011 with the Bonneville Power Administration (BPA) under which Alcoa was receiving financial benefits to reduce the cost of power purchased from the market to partially operate the Intalco smelter. In December 2008, the 9th Circuit Court of Appeals issued its opinion in the Pacific Northwest Generating Cooperative v. BPA case which invalidated the financial benefits portion of that arrangement. In January 2009, Alcoa and BPA executed a short-term agreement running through September 2009 that transformed that arrangement into one consistent with the Court’s opinion, which interim contract was also invalidated by the same panel of the 9th Circuit Court of Appeals. These two panel decisions are being appealed. Subsequently, Alcoa and BPA signed a new contract providing for the sale of physical power at the Northwest Power Act-mandated industrial firm power (IP) rate, for the period from December 22, 2009 – May 26, 2011 (17 months), with provision for a 5-year extension if certain financial tests can be met.

Power for the Rockdale smelter in Texas was historically supplied from company-owned generating units and units owned by TXU Generation Company LP (now Luminant Generation Company LLC) (Luminant), both of which used lignite supplied by the company’s Sandow Mine. Upon completion of lignite mining in the Sandow Mine in 2005, lignite supply transitioned to the formerly Alcoa-owned Three Oaks Mine. The company retired its three wholly-owned generating units at Rockdale (Units 1, 2 and 3) in late 2006, and transitioned to an arrangement under which Luminant was to supply all of the Rockdale smelter’s electricity requirements under a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law (or after 2025 if the cost of the electricity exceeds the market price). In June 2008, Alcoa temporarily idled half of the capacity at the Rockdale smelter due to electricity supply issues with Luminant, and in November 2008 curtailed the remainder of Rockdale’s smelting capacity due to an unreliable power supply and overall market conditions. In August 2008, Alcoa filed suit in District Court in Cameron, Texas against Luminant and certain of its parents and affiliates seeking damages for Luminant’s alleged wrongful conduct that resulted in the electricity supply issues to the smelter. Trial is scheduled for May 2010. In August 2007, Luminant and Alcoa closed on the definitive agreements under which Luminant will construct, own and operate a new circulating fluidized bed power plant adjacent to the existing Sandow Unit Four Power Plant, and in September 2007, on the sale of the Three Oaks Mine to Luminant.

In the northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire not earlier than June 30, 2013, following their extension in 2003 for 10 years upon New York Power Authority (NYPA) having relicensed its St. Lawrence-FDR Hydro Project. In December 2007, Alcoa and NYPA reached agreement in principle on a new energy contract to supply the Massena East and Massena West smelters for 30 years, beginning on July 1, 2013. The definitive agreement implementing this arrangement became effective February 24, 2009. A subsequent amendment, providing Alcoa additional time to complete the design and engineering work for its Massena East modernization plan, and providing for the return of 256 megawatts of power to NYPA while Massena East is idled, was entered into effective April 16, 2009. Implementation of the Massena East modernization plan is subject to further approval of the Alcoa Board.

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

Australia – Electricity

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by Alcoa of Australia Limited (AofA), and that power currently provides approximately 40% of the electricity for the company’s smelter in Point Henry, Victoria. The State Electricity Commission of Victoria provides the remaining power for this smelter and all power for the Portland smelter, under contracts with AofA that extend to 2014 and 2016, respectively. Work continues on new power arrangements that would begin upon the expiration of these power contracts.

Brazil – Electricity

The Alumar smelter is almost entirely supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) through a long-term power purchase agreement expiring in December 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984. Alcoa Alumínio S.A.’s (Alumínio) remaining power needs for the smelter are supplied from the Barra Grande hydroelectric project.

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

Both projects are in the final stages of construction, with Serra do Facão expected to begin generating power in the second quarter of 2010, and Estreito in the first quarter of 2011.

The Pai Querê project in southern Brazil (Alumínio’s share is 35%) and the Santa Isabel project in northern Brazil (Alumínio’s share is 20%) are still in the process of obtaining necessary environmental licenses.

If these projects are completed, the power will be used in Alumínio’s smelters or sold into the Brazilian grid.

Europe – Electricity

Until December 31, 2005, the company purchased electricity for its smelters at Portovesme and Fusina, Italy under a power supply structure approved by the European Commission (EC) in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. In 2005, Italy granted an extension of the regulated electricity tariff that was in force until December 31, 2005 through November 19, 2009. (The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009.) In July 2006, the EC announced that it had opened an investigation to establish whether the extension of the regulated electricity tariff granted by Italy complies with European Union (EU) state aid rules. On November 19, 2009, the EC announced a decision in its investigation, stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and ordered the Italian government to recover a portion of the benefit Alcoa received since January 2006 (including interest). Alcoa is appealing this decision and is separately seeking an annulment of the EC’s decision to open its investigation regarding the Italian power tariff extension. Additional details about this matter are in Part I, Item 3. (Legal Proceedings) of this report. Since January 1, 2010 both the Portovesme and Fusina smelters have been supplied under short-term bilateral contracts with power suppliers which do not give rise to future volume commitments for the smelters.

The company’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity under bilateral power contracts that commenced in May 2009 and are due to expire on December 31, 2012. Prior to the establishment of power supply under the bilateral contracts, Alcoa was supplied under a regulated power tariff. On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa operated in Spain for more than ten years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. A decision by the EC has not yet been made. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Pursuant to the exchange arrangement with Orkla previously described, Alcoa assumed 100% ownership of the two smelters in Norway, Lista and Mosjøen, at the end of the first quarter of 2009. These smelters have long-term power arrangements in place which continue until at least 2019.

Iceland – Electricity

Alcoa’s Fjarðaál smelter in eastern Iceland began operation in 2007. Central to those operations is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, built the Kárahnjúkar dam and hydro-power project, and supplies competitively priced electricity to the smelter. First power was supplied to the Fjarðaál smelter in April 2007, and with the completion of the Kárahnjúkar project in late 2007, the smelter achieved full production in April 2008. In late 2009, Iceland imposed two new taxes on power intensive industries, both for a period of 3 years, from 2010 through 2012. One tax is based on energy consumption; the other is a pre-payment of certain other charges, and will be recoverable from 2013 through 2015.

North America – Natural Gas

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

Australia – Natural Gas

Alcoa of Australia (AofA) holds a 20% equity interest in a consortium that bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the northwest gas fields to Alcoa’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries. Gas supply from Apache Northwest Pty Ltd and a separate joint venture, in which Apache is a participant, was curtailed beginning in June 2008 following an explosion and fire at its Varanus Island gas processing plant. Supply was progressively restored beginning in August 2008, with full supply being returned in June 2009. The shortfall in gas supply from Varanus Island was covered by short term contracts with other gas producers and liquid fuels. Production at the Kwinana, Pinjarra and Wagerup refineries was not materially impacted.

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

The company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served. Examples include the name “Alcoa” and the Alcoa symbol for aluminum products, Howmet metal castings, Huck® fasteners, Kawneer building panels and Dura-Bright® for wheels with dirt resistant surface treatments. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions

Alcoa is subject to highly competitive conditions in all aspects of its aluminum and nonaluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials – such as steel and plastics for automotive and building applications; magnesium, titanium, composites and plastics for aerospace and defense applications – aluminum’s diverse characteristics, particularly its light weight, recyclability and flexibility are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition and brand loyalty also play a role. In addition Alcoa’s competitive position depends, in part, on the company’s access to an economical power supply to sustain its operations in various countries.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Expenditures for Research and Development (R&D) activities were $169 million in 2009, $246 million in 2008 and $238 million in 2007.

Most of the major process areas within the company have a Technology Management Review Board (TMRB) consisting of members from various worldwide locations. Each TMRB is responsible for formulating and communicating a technology strategy for the corresponding process area, developing and managing the technology portfolio and ensuring the global transfer of technology. Alternatively, certain business units conduct these activities and research and development programs within the worldwide business unit, supported by the Alcoa Technical Center (ATC). Technical personnel from the TMRBs, ATC and such business units also participate in the corresponding Market Sector Teams. In this manner, research and development activities are aligned with corporate and business unit goals.

During 2009, the company continued to work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology with tests carried out on a “pilot scale”. Progress has been successful in many respects as a result of full pot testing of anode assemblies, although there remain technical and cost targets to achieve. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing certain emissions and eliminating carbon dioxide. No timetable has been established for commercial use. Progress was also made on carbothermic projects with pilot tests. The projects, if commercially feasible, may reduce capital and energy costs, as well as provide environmental benefits related to waste reduction.

In the semi-fabrication businesses, National Aeronautics and Space Administration (NASA) has certified Alcoa’s Davenport, Iowa facility as a supplier in the U.S. to produce aluminum-lithium alloy 2195 thin plate for the Ares 1 crew launch vehicle, the rocket that will enable astronauts to explore space. First shipments have been made and successfully validated by NASA.

Alcoa has also moved from the R&D stage to “commercial scale” on its continuous cast-rolled micromill process. The full width implementation at the San Antonio, Texas facility has been successful with coils delivered to the market. In addition, a new process “Sequential Alloy Casting” has been developed and products are being validated by the Department of Defense.

Leveraging of new technologies such as bio-mimicry, nano and low cost sensing continues to progress. For example, riblets that reduce aerodynamic drag (sharkskin mimicry) have been analyzed and produced on a test basis. Self-cleaning nano coatings have been demonstrated on building products. Energy saving sensing devices are being integrated in company manufacturing plants. Integrated thermal management products for consumer electronics have been developed and are being validated by our customers.

A number of products were commercialized in 2009 including Dura Bright® wheels for commercial transport applications; new alloy products and advanced fasteners for Boeing 787; easy clean coatings for building products; alloy 7085 for mold blocks; unique surface sheet for the consumer electronics market; lightweight, high-strength applications for the defense market; and high performance products such as drill pipes for the oil and gas markets.

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

Environmental Matters

Information relating to environmental matters is included in the following sections of this report: Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the caption “Investing Activities—Environmental Matters” on page 67, Note A to the Consolidated Financial Statements under the caption “Environmental Matters” on page 82 and in Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 110-113.

Employees

Total worldwide employment at year-end 2009 was approximately 59,000 employees in 31 countries. About 37,000 of these employees are represented by labor unions. The company believes that relations with its employees and any applicable union representatives generally are good.

In the U.S., approximately 9,000 employees are represented by various labor unions. The master collective bargaining agreement between Alcoa and the United Steelworkers, covering 10 locations and approximately 5,600 U.S. employees, is scheduled to expire on May 31, 2010. The parties will negotiate in May with the intent of reaching a new long-term agreement. To the extent a new long-term agreement is not reached, a work stoppage at some or all of the 10 locations could begin on June 1, 2010. There are 18 other collective bargaining agreements in the U.S. with varying expiration dates. Various collective bargaining agreements with varying expiration dates cover about 12,000 employees in Europe, 5,600 employees in Russia, 6,200 employees in Central and South America, 3,800 employees in Australia, 600 employees in China and 2,200 employees in Canada.

In 2009, Alcoa reduced worldwide headcount by approximately 28,000 as a result of temporary and permanent reductions in force and various divestures. Alcoa has lifted the global hiring and salary freezes that it instituted in 2009.

Item 1A. Risk Factors.

Alcoa’s business, financial condition or results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

Recovery from the 2008 - 2009 global economic downturn and related disruptions in the financial markets, and their impact on the aluminum industry and Alcoa, are uncertain.

The aluminum industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Alcoa is subject to cyclical fluctuations in LME prices, economic conditions generally, and aluminum end-use markets. The global economic downturn that occurred in 2008 and 2009, coupled with the global financial and credit market disruptions, had a historic negative impact on the aluminum industry and Alcoa. These events contributed to an unprecedented decline (56% in the last five months of 2008) in LME-based aluminum prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While Alcoa believes that the long-term prospects for aluminum remain bright, the company is unable to predict the timing and rate at which industry variables may recover. The company implemented a number of operational and financial actions in 2009 to improve its cost structure and liquidity, including curtailing production, halting non-critical capital expenditures, accelerating new sourcing strategies for raw materials, divesting non-core assets, reducing global headcount, suspending its existing share repurchase program, reducing its quarterly common stock dividend and making other liquidity enhancements. However, there can be no assurance that these actions, or any others that the company has taken or may take, will be sufficient to counter any continuation or reoccurrence of the downturn or disruptions. In addition, there can be no assurance that the measures taken by Alcoa or their benefits will be sustainable in a changing or improving business environment. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on Alcoa’s business, financial condition or results of operations.

Alcoa could be materially adversely affected by declines in aluminum prices.

The price of aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction, and the level of global inventories. The influence of hedge funds and other financial investment funds participating in commodity markets has also increased in recent years, contributing to higher levels of price volatility. At the same time, there is often a lag effect for a reduction in LME-linked costs of production. For example, reduction of certain key smelting input costs (such as alumina and power) may lag declining average primary metal revenue by up to 90 days. Continued high LME inventories could lead to a reduction in the price of aluminum. Industry overcapacity, including decisions by competitors to reactivate idle or build new capacity, could contribute to a weak pricing environment. A sustained weak aluminum pricing environment or a further deterioration in aluminum prices could have a material adverse effect upon Alcoa’s business, financial condition, results of operations or cash flow.

A reduction in demand (or a lack of increased demand) for aluminum by China or a combined number of other countries may negatively impact Alcoa’s results.

The Chinese market is a significant source of global demand for commodities, including aluminum. A sustained slowdown in China’s economic growth, or the combined slowdown in other markets, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. In addition, China’s investments to increase its self-sufficiency in key commodities may impact future demand and supply balances and prices.

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

Alcoa consumes substantial amounts of energy in its operations. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;

•	significant increases in fuel oil or natural gas prices;

•	unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes;

•	unavailability of energy due to energy shortages resulting in insufficient supplies to serve consumers;

•	interruptions in energy supply due to equipment failure or other causes; or

•

curtailment of one or more refineries or smelters due to inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms or unavailability of energy at competitive rates.

Alcoa’s profitability could be adversely affected by increases in the cost of raw materials or by significant lag effects for decreases in commodity - or LME - linked costs.

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

Alcoa is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, and other economic factors in the countries in which it operates.

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

Alcoa may not be able to successfully implement or realize expected benefits from its growth projects or its portfolio streamlining strategy.

As a result of the global economic downturn and as part of the company’s initiative to conserve cash and preserve liquidity, Alcoa halted all non-critical capital investment in 2009, except for the completion of the São Luís refinery expansion, the greenfield Juruti bauxite mine, the Estreito hydroelectric power project in Brazil and the China and Russia growth projects. However, there can be no assurance that these projects will be beneficial to Alcoa, whether due to unfavorable global economic conditions, increases in project start-up costs for the Juruti and São Luís projects, currency fluctuations, or other factors, or that the remaining construction on the Estreito project will be completed within budget or by the targeted completion date.

Alcoa has also made and may continue to make acquisitions and divestitures and take other actions to streamline its portfolio. For example, in January 2009, Alcoa announced its intention to sell its Global Foil and Transportation Products Europe businesses. There can be no assurance that these will be completed in their entirety as planned or beneficial to Alcoa or that targeted completion dates will be met. In addition, acquisitions present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions successfully.

Joint ventures and other strategic alliances may not be successful.

Alcoa participates in joint ventures and has formed strategic alliances and may enter into additional such arrangements in the future. For example, in December 2009, Alcoa announced that it formed a joint venture with Ma’aden, the Saudi Arabian Mining Company, to develop a fully integrated aluminum industry (including a bauxite mine, alumina refinery, aluminum smelter and rolling mill) in the Kingdom of Saudi Arabia. Although the company has, in relation to that joint venture and its other existing joint ventures and strategic alliances, sought to protect its interests, joint ventures and strategic alliances necessarily involve special risks. Whether or not Alcoa holds majority interests or maintains operational control in such arrangements, its partners may:

•	have economic or business interests or goals that are inconsistent with or opposed to those of the company;

•	exercise veto rights so as to block actions that Alcoa believes to be in its or the joint venture’s or strategic alliance’s best interests;

•	take action contrary to Alcoa’s policies or objectives with respect to its investments; or

•

as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, strategic alliance or other agreements, such as contributing capital to expansion or maintenance projects.

In addition, the joint venture with Ma’aden is subject to risks associated with large infrastructure construction projects, including the risk of potential adverse changes in the financial markets that could affect the ability of the joint venture to implement its financing plans or to achieve financial close for the phases of the project and the consequences of non-compliance with the timeline and other requirements under the gas supply arrangements for the joint venture. There can be no assurance that the project will be funded, completed within budget or by the targeted completion date or that it or Alcoa’s other joint ventures or strategic alliances will be beneficial to Alcoa, whether due to the above-described risks, unfavorable global economic conditions, lack of financing, increases in construction costs, currency fluctuations, political risks, or other factors.

Alcoa faces significant competition.

As discussed in Part I, Item 1. (Business – Competitive Conditions) of this report, the markets for most aluminum products are highly competitive. Alcoa’s competitors include a variety of both U.S. and non-U.S. companies in all major markets. In addition, aluminum competes with other materials, such as steel, plastics, composites, and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products, or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations. In addition, Alcoa’s competitive position depends, in part, on the company’s access to an economical power supply to sustain its operations in various countries.

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

Failure to maintain investment grade credit ratings will increase Alcoa’s cost of borrowing and could further adversely affect Alcoa’s access to the capital markets.

Alcoa’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-and long-term debt ratings assigned to Alcoa’s debt by the major credit rating agencies. These ratings are based, in significant part, on the company’s performance as measured by credit metrics such as interest coverage and leverage ratios. In February 2009, Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) each lowered Alcoa’s long-term debt rating to BBB-; S&P and Fitch lowered the company’s short-term debt ratings to A-3 and F3, respectively; and both indicated that the current outlook was negative. Also in February 2009, Moody’s Investors Service (Moody’s) lowered Alcoa’s long-term debt rating to Baa3 and the company’s short-term debt rating to Prime-3, and indicated that the current outlook was stable. Although the company reduced debt and generated free cash flow in 2009, in December 2009, Moody’s placed Alcoa under review for further downgrade as a result of the company’s announced entry into a joint venture with Ma’aden (the Saudi Arabian Mining Company) to develop an integrated aluminum complex in the Kingdom of Saudi Arabia and slower than anticipated (by Moody’s) recovery in earnings generation through 2009 despite higher than anticipated aluminum prices together with the more moderate pace of improvement in debt protection metrics, debt reduction, and balance sheet strength. Moody’s expressed concern that the joint venture investment may contribute to a delay in balance sheet improvement and debt reduction for Alcoa, given Moody’s expectation for only slow recovery in the aluminum industry and in Alcoa’s earnings. Although the company has available to it a committed revolving credit facility to provide liquidity, the 2009 downgrades in Alcoa’s credit ratings, as well as any additional downgrades, including below investment grade level, will increase Alcoa’s cost of borrowing and could have a further adverse effect on its access to the capital markets, including restricting, in whole or in part, its access to the commercial paper market. There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for the company. An inability to access the capital markets could have a material adverse effect on Alcoa’s financial condition, results of operations or cash flow.

Alcoa could be adversely affected by the failure of financial institutions to fulfill their commitments under committed credit facilities.

As discussed in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources) of this report, Alcoa has a committed revolving credit facility with financial institutions available for its use, for which the company pays commitment fees. The facility is provided by a syndicate of several financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to Alcoa in accordance with the terms of the credit agreement. If one or more of the financial institutions providing the committed credit facility were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to the company.

Alcoa may not be able to successfully realize expected short-term benefits from changes in its pricing strategy for the aluminum can sheet market.

Recently, Alcoa adopted changes to its pricing strategy for the aluminum can sheet market in North America in order to ensure the long-term profitability of the business. The company eliminated metal price ceilings from its contracts and, in new contracts, is sharing with its customers increased costs of the business to improve its profitability. These decisions are designed to allow Alcoa to achieve financial returns that can support the business in the long-term and may have a negative effect on volume in the short-term.

Alcoa’s global operations are exposed to political and economic risks, commercial instability and events beyond its control in the countries in which it operates.

Alcoa has operations or activities in numerous countries outside the U.S. having varying degrees of political and economic risk, including China, Guinea and Russia, among others. Risks include those associated with political instability, civil unrest, expropriation, nationalization, renegotiation or nullification of existing agreements, mining leases and permits, commercial instability caused by corruption, and changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict, any one or more of them could adversely affect Alcoa’s business, financial condition or operating results.

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

Alcoa may be exposed to significant legal proceedings, investigations or changes in U.S. federal, state or foreign law, regulation or policy.

Alcoa’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to Alcoa. The company may experience a change in effective tax rate or become subject to unexpected or rising costs associated with business operations or provision of health or welfare benefits to employees due to changes in laws, regulations or policies. The company is also subject to a variety of legal compliance risks. These risks include, among other things, potential claims relating to product liability, health and safety, environmental matters, intellectual property rights, government contracts, taxes, and compliance with U.S. and foreign export laws, competition laws and sales and trading practices. Alcoa could be subject to fines, penalties, damages (in certain cases, treble damages), or suspension or debarment from government contracts. While Alcoa believes it has adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of its operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. In addition, various factors or developments can lead the company to change current estimates of liabilities or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the company cannot predict with certainty could have a material adverse effect on the company’s results of operations or cash flows in a particular period. For additional information regarding the legal proceedings involving the company, see the discussion in Part I, Item 3. (Legal Proceedings), of this report and in Note N to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Alcoa is subject to a broad range of health, safety and environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws.

Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental matters for which we may be liable may arise in the future at our present sites, where no problem is currently known , at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Alcoa’s results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on earnings and cash flows.

Climate change, climate change legislation or regulations and greenhouse effects may adversely impact Alcoa’s operations and markets.

Energy is a significant input in a number of Alcoa’s operations. There is growing recognition that energy consumption is a contributor to global warming, greenhouse effects and potential climate change.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions. In addition, the Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. There is also current and emerging regulation, such as the mandatory renewable energy target in Australia. Alcoa will likely see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts in the countries in which the company operates. These regulatory mechanisms may be either voluntary or legislated and may impact Alcoa’s operations directly or indirectly through customers or Alcoa’s supply chain. Inconsistency of regulations may also change the attractiveness of the locations of some of the company’s assets. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which Alcoa operates. The company may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the company and indirectly, from changes in costs of goods sold.

The potential physical impacts of climate change on the company’s operations are highly uncertain, and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. These effects may adversely impact the cost, production and financial performance of Alcoa’s operations.

Alcoa could be required to make additional contributions to its defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

Alcoa’s estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the interest rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Alcoa’s results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the interest rate used to discount the future estimated liability, or changes in employee workforce assumptions.

Union disputes and other employee relations issues could adversely affect Alcoa’s financial results.

Some of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Alcoa may not be able to satisfactorily renegotiate collective bargaining agreements in the U.S. and other countries when they expire including the master collective bargaining agreement with the United Steelworkers that is scheduled to expire on May 31, 2010. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Alcoa may also be subject to general country strikes or work stoppages unrelated to its business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on Alcoa’s financial results.

Alcoa’s human resource talent pool may not be adequate to support the company’s growth.

Alcoa’s existing operations and development projects require highly skilled staff with relevant industry and technical experience. The inability of the company and industry to attract and retain such people may adversely impact Alcoa’s ability to adequately meet project demands and fill roles in existing operations. Skills shortages in engineering, technical service, construction and maintenance contractors may also impact activities. These shortages may adversely impact the cost and schedule of development projects and the cost and efficiency of existing operations.

Alcoa may not realize expected benefits from its productivity and cost-reduction initiatives.

Alcoa has undertaken, and may continue to undertake, productivity and cost-reduction initiatives to improve performance and conserve cash, including new procurement strategies for raw materials, such as backward integration and non-traditional sourcing from numerous geographies, and deployment of company-wide business process models, such as the Alcoa Business System and the Alcoa Enterprise Business Solution (an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software). There can be no assurance that these initiatives will be completed or beneficial to Alcoa or that any estimated cost savings from such activities will be realized.

Alcoa may not be able to successfully develop and implement technology initiatives.

Alcoa is working on developments in advanced smelting process technologies, including inert anode and carbothermic technology, in addition to multi-alloy casting processes. There can be no assurance that such technologies will be commercially feasible or beneficial to Alcoa.

Alcoa’s business and growth prospects may be negatively impacted by reductions in its capital expenditures.

In response to the global economic downturn and related disruptions in the financial markets, Alcoa changed its capital expenditures strategy in 2009 as follows: capital expenditure approval levels were lowered dramatically; growth projects were halted where it was deemed economically feasible; and all non-critical capital expenditures were stopped. Capital expenditures are deemed critical if they maintain Alcoa’s compliance with the law, keep a facility operating, or satisfy customer requirements if the benefits outweigh the costs.

Alcoa requires substantial capital to invest in greenfield and brownfield projects and to maintain and prolong the life and capacity of its existing facilities. If demand for aluminum improves, Alcoa’s ability to take advantage of that improvement may be constrained by earlier capital expenditure restrictions and the long-term value of its business could be adversely impacted. The company’s position in relation to its competitors may also deteriorate.

Alcoa may also need to address commercial and political issues in relation to its reductions in capital expenditure in certain of the jurisdictions in which it operates. If Alcoa’s interest in its joint ventures is diluted or it loses key concessions, its growth could be constrained. Any of the foregoing could have a material adverse effect on the company’s business, results of operations, financial condition and prospects.

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

Alcoa has active plants and holdings under the following segments and in the following geographic areas:

ALUMINA

Bauxite: See the table and related text in the Bauxite Interests section on pages 5-6 of this report.

Alumina: See the table and related text in the Alumina Refining Facilities and Capacity section on pages 7-8 of this report.

PRIMARY METALS

See the table and related text in the Primary Aluminum Facilities and Capacity section on pages 9-11 of this report.

FLAT-ROLLED PRODUCTS

See the table and related text in the Flat-Rolled Products Facilities section on page 12 of this report.

ENGINEERED PRODUCTS AND SOLUTIONS

See the table and related text in the Engineered Products and Solutions Facilities section on pages 13-14 of this report.

CORPORATE

See the table and related text in the Corporate Facilities section on page 15 of this report.

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

As previously reported, since 1989, Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena, New York plant site, under order from the U.S. Environmental Protection Agency (EPA) issued under Section 106 of CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyl (PCB). In early 2002, Alcoa submitted a revised Analysis of Alternatives Report to EPA. This Report identified potential remedial actions related to PCB contamination of the river, including additional remedial alternatives that may be required by EPA. It also reflected certain recent studies and investigations on the river, including pilot tests of sediment capping techniques and other remediation technologies. The range of costs associated with the remedial alternatives evaluated in the 2002 Report was between $2 million and $525 million. Alcoa believes that rational, scientific analysis supports a remedy involving the containment of sediments in place via natural or man-made processes. Because the selection of the $2 million alternative (natural recovery) was considered remote, the company adjusted the reserve for the Grasse River in 2002 to $30 million representing the low end of the range of possible alternatives, as no single alternative within that range could be identified as more probable than the others. In June 2003, based on then recent river observations, EPA requested that Alcoa gather additional field data to assess the potential for sediment erosion from winter river ice formation and breakup so that it could be factored into the range of remedial alternatives being considered. The results of these additional studies, submitted in a report to EPA in April 2004, suggest that this phenomenon has the potential to occur approximately every 10 years and may impact sediments in certain portions of the river under all remedial scenarios. Those evaluations were submitted to EPA along with a proposal to perform additional pilot remedial studies in the river. In May 2004, EPA approved Alcoa’s proposed Remedial Options Pilot Study (ROPS) that includes sediment removal and capping, the installation of an ice control structure, and significant monitoring. At the same time, Alcoa adjusted the reserve for the river to include the $35 million estimated cost of the ROPS, in addition to the $30 million previously reserved. Most of the construction work for the ROPS was completed in 2005 with monitoring through 2008. The reserves for the Grasse River were re-evaluated in the fourth quarter of 2006 and an adjustment of $4 million was made. This adjustment covered commitments made to the EPA for additional investigation work for the ongoing monitoring program, including that associated with the ROPS program; to prepare a revised Analysis of Alternatives Report, and for an interim measure that involves, annually, the mechanical ice breaking of the river to prevent the formation of ice jams until a permanent remedy is selected. EPA has since eliminated the ice breaking requirement. The findings from the ROPS program and from these additional investigations were incorporated into a revised Analysis of Alternatives Report that was submitted to EPA in 2008. This update incorporated new information obtained from the ROPS regarding the feasibility and costs associated with various capping and dredging alternatives and incorporated various options for ice control. EPA will use this information to develop a remedy for the river. Alcoa adjusted the reserve in the fourth quarter of 2008 by an additional $40 million for increases associated with updated cost for a proposed remedy incorporating ice control and for settlement of potential resource damages. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in late 2010 or later.

As previously reported, representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources (Trustees), have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company continues to actively investigate these claims. Pursuant to an agreement entered into with the Trustees in 1991, Alcoa and Reynolds had been working cooperatively with General Motors Corporation, who is facing similar claims by the Trustees, to assess potential injuries to natural resources in the region. With the bankruptcy of General Motors in 2009, Motors Liquidation Company (MLC) took over General Motors’ liability in this matter. In September 2009, MLC notified Alcoa and the Trustees that it would no longer participate in the cooperative process. Alcoa and the Trustees have agreed to continue to work together cooperatively without MLC to resolve Alcoa’s and Reynolds’ natural resources damages liability in this matter. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various cleanup and remediation efforts were undertaken by or on behalf of SCA. A Notice of Violation was issued by the Division of Environmental Protection (DEP), of the Department of Planning and Natural Resources (DPNR) of the Virgin Islands Government, and has been contested by the company. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names SCA, Alcoa Inc., and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. In October 2003, the defendants received plaintiffs’ expert reports. These reports also claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. In August 2005, Alcoa and SCA moved to decertify the plaintiff class, and in March 2006, the assigned magistrate judge issued a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. This recommendation has been adopted by the assigned district judge. Alcoa and SCA have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. On June 3, 2008, the Court granted defendants’ joint motion to decertify the class of plaintiffs, and simultaneously granted in part and denied in part plaintiffs’ motion for certification of a new class. Under the new certification order, there is no class as to the personal injury, property damage, or punitive damages claims. (The named plaintiffs had previously dropped their claims for medical monitoring during the course of the briefing of the certification motions.) The Court did certify a new class as to the claim of on-going nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. The Court expressly denied certification of a class as to any claims for remediation or clean up of any area outside the facility (including plaintiffs’ property). The new class may seek only injunctive relief rather than monetary damages. Named plaintiffs, however, may continue to prosecute their claims for personal injury, property damage, and punitive damages. On May 15, 2009, defendants filed a motion for summary judgment on the class plaintiffs’ sole remaining claim, which sought injunctive relief. On May 22, 2009, defendants filed a motion for summary judgment on the named plaintiffs’ claims for personal injury, property damage, and punitive damages. On August 28, 2009, the Court dismissed the named plaintiffs’ claims for personal injury and punitive damages, and denied the motion with respect to their property damage claims. On September 25, 2009, the Court granted defendants’ motion for summary judgment on the class plaintiffs’ claim for injunctive relief. As of October 29, 2009, plaintiffs appealed the Court’s summary judgment order dismissing the claim for injunctive relief. On November 24, 2009, Alcoa and SCA filed a motion to dismiss that appeal at the U.S. Court of Appeals for the Third Circuit. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

On January 14, 2010, Alcoa was served with a complaint involving approximately 2,900 individual persons claimed to be residents of St. Croix who are alleged to have suffered personal injury or property damage from Hurricane Georges or winds blowing material from the property since the time of the hurricane. This complaint, Abednego, et al. v. Alcoa, et al. was filed in the Superior Court of the Virgin Islands, St. Croix Division. The complaint names as defendants the same entities as were sued in the February 1999 action earlier described and have added as a defendant the current owner of the alumina facility property. On February 12, 2010, Alcoa and SCA removed the case to the federal court for the District of the Virgin Islands. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation (Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaints and moved the case to the penalty phase. The Court rejected Howmet’s interlocutory appeal of this decision on May 16, 2005. On September 2, 2005, EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld and Howmet appealed the administrative Court’s decision to the Environmental Appeals Board on September 28, 2005. On May 24, 2007, the Environmental Appeals Board upheld the administrative Court’s liability finding against Howmet and assessed the parties’ stipulated penalty of $309,091. On July 23, 2007, Howmet appealed the Environmental Appeals Board decision to the United States District Court for the District of Columbia. On September 23, 2009, the United States District Court for the District of Columbia denied Howmet’s appeal and ordered Howmet to pay the EPA a penalty of $309,091. Howmet appealed the United States District Court’s decision to the United States Court of Appeals for the District of Columbia on November 23, 2009.

As previously reported, in May 2005, Alcoa World Alumina LLC (AWA) and SCA were among the defendants listed in a lawsuit brought by the Commissioner of the Department of Planning and Natural Resources, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by SCA from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages. The defendants filed motions to dismiss in 2005. In October 2007, in an effort to resolve the liability of St. Croix Renaissance Group, L.L.L.P. (SCRG) in the lawsuit, as well as any other CERCLA liability SCRG may have with respect to the facility, DPNR filed a new lawsuit against SCRG seeking the recovery of response costs under CERCLA, and the plaintiff and SCRG filed a joint Agreement and Consent Decree. The remaining defendants each filed objections to the Agreement and Consent Decree, and on October 22, 2008, the court denied entry of the Agreement and Consent Decree. On October 31, 2008, the court ruled on the motions to dismiss that were filed by all defendants in 2005. The court dismissed two counts from the complaint (common law trespass and V.I. Water Pollution Control Act), but denied the motions with regard to the other six counts (CERCLA, V.I. Oil Spill Prevention and Pollution Control Act, and common law strict liability, negligence, negligence per se and nuisance). The court also ruled that the Virgin Islands Government was the proper plaintiff for the territorial law claims and required re-filing of the complaint by the proper parties, which was done on November 18, 2008. The plaintiffs subsequently moved to amend their complaint further, were granted leave by the court to do so, and filed an amended complaint on July 30, 2009. AWA and SCA filed an answer, counterclaim and cross-claim against SCRG in response to the amended complaint on August 17, 2009. In response to the plaintiffs’ amended complaint, the other former owners of the alumina refinery filed answers, counterclaims, and cross-claims against SCRG and certain agencies of the Virgin Islands Government. Each defendant except SCRG filed a partial motion for summary judgment seeking dismissal of the CERCLA cause of action on statute of limitations grounds during July 2009. Following a four-month discovery period, plaintiff Commissioner responded to the motions for summary judgment on December 31, 2009.

Defendants filed their reply briefs on January 29, 2010. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As noted above, in October 2007, DPNR filed a CERCLA cost recovery suit against SCRG. After the court denied entry of the Agreement and Consent Decree in October 2008, the cost recovery case lay dormant until May 2009, when SCRG filed a third-party complaint for contribution and other relief against several third-party defendants, including AWA and SCA. SCRG filed an amended third-party complaint on August 31, 2009, and served it on third-party defendants in mid-September 2009. AWA and SCA filed their answer to the amended third-party complaint on October 30, 2009. On January 8, 2010, DPNR filed a motion to assert claims directly against certain third-party defendants, including AWA and SCA. On January 29, 2010, the court granted plaintiff’s motion. Responsive pleadings are due on February 19, 2010. Fact discovery in the case is just beginning. The case is set for trial in March 2011. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitée, Societe Canadienne de Metaux Reynolds Limitée and Canadian British Aluminum in the Superior Court of Québec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. If allowed to proceed as a class action, plaintiff seeks to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, seeks an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and seeks money damages on behalf of all class members. A hearing on plaintiff’s motion for class certification was held on April 24-26, 2007. On May 23, 2007, the court issued its ruling which granted the motion in part and authorized a class action suit to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. On September 13, 2007, the plaintiff filed his claim against the original defendants, which the court had authorized in May. On June 16, 2008, Alcoa filed its Statement of Defense. On July 15, 2009, plaintiff filed an Answer to Alcoa’s Statement of Defense. On October 9, 2009, Alcoa filed a Motion for Particulars with respect to certain paragraphs of plaintiff’s Answer. On October 16, 2009, Alcoa filed a Motion to Strike with respect to certain paragraphs of plaintiff’s Answer. The Court has not yet scheduled a hearing date for Alcoa’s two motions. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al, Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim. On December 2, 2009, the court set trial for October 4, 2010.

Also as previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87C01-0601-PL-499, forty-one plaintiffs sued Alcoa Inc. and a subsidiary, asserting claims similar to the Musgrave matter, discussed above. In November 2007, Alcoa Inc. and its subsidiary filed motions to dismiss both the Musgrave and Barnett cases. In October 2008, the Warrick County Circuit Court granted Alcoa’s motions to dismiss, dismissing all claims arising out of alleged occupational exposure to wastes at the Squaw Creek Mine, but in November 2008, the trial court clarified its ruling, indicating that the order does not dispose of plaintiffs’ personal injury claims based upon alleged “recreational” or non-occupational exposure. The parties have each requested that the court certify an interlocutory appeal from the court’s rulings and the court indicated that it will grant the parties’ request. Plaintiffs also filed a “second amended complaint” in response to the court’s orders granting Alcoa’s motions to dismiss. The trial court is likely to stay any further proceedings regarding the second amended complaint while the parties pursue an interlocutory appeal to the Indiana Court of Appeals. On December 2, 2009, the court set a trial date in two individual claims, Kirk and Hedrick, for November 1 and November 10, 2010, respectively. Discovery in these cases has commenced. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., from Alumix, an entity owned by the Italian Government. Alcoa also acquired the extrusion plants located in Feltre and Bolzano. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. On April 5, 2006, Alcoa Trasformazioni S.r.l., Fusina site (Venice), was also sued by the Italian Minister of Environment and Minister of Public Works for an alleged liability for environmental damages, in parallel with the orders already issued by the MOE. Alcoa Trasformazioni S.r.l. appealed the orders, defended the civil case for environmental damages (which is still pending) and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. Similar issues also existed with respect to the Bolzano and Feltre plants, based on orders issued by local authorities in 2006. All the orders have been challenged in front of the Administrative Regional Courts, and all trials are still pending. However, in Bolzano the Municipality withdrew the order, and the Tribunal suspended the order in Feltre. Most, if not all, of these matters occurred during the ownership of Alumix, the governmental entity that sold the Italian plants to Alcoa. The Court has appointed an expert to assess the causes of the pollution. In June 2008, the parties (Alcoa and Ligestra, the successor to Alumix) signed a preliminary agreement by which they have committed to pursue a settlement and asked for a suspension of the technical assessment during the negotiations. The Court accepted the request, and postponed the technical assessment, reserving its ability to fix the deadline depending on the development of negotiations. Alcoa and Ligestra agreed to a settlement in December 2008 with respect to the Feltre site. Ligestra paid the sum of 1.08 million Euros and Alcoa committed to clean up the site. In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina (negotiations continue related to Portovesme). The settlement would also allow Alcoa to settle the case for the environmental damages pending before the Civil Court of Venice. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which is expected to be formally presented to the MOE in 2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. Alcoa believes that it has made adequate reserves for these matters.

As previously reported, in December 2006, SCA was sued by the Commissioner of DPNR, U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. The plaintiff alleges violations of the Coastal Zone Management Act and a construction permit issued thereunder. The complaint seeks a civil fine of $10,000 under the Coastal Zone Management Act, civil penalties of $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” SCA responded to the complaint on February 2, 2007 by filing an answer and motion to disqualify DPNR’s private attorney. The parties fully briefed the motion and are awaiting a decision from the court. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, on December 8, 2008, Alcoa of Australia Limited (AofA) received a notice of prosecution in connection with a dust event that allegedly occurred on May 14, 2006 near AofA’s Wagerup alumina refinery’s residue storage areas. The prosecution was purported to be undertaken pursuant to section 49(2) of the Environmental Protection Act 1986 (Western Australia) (the “Act”) which provides that a person who, with criminal negligence, causes or allows pollution to be caused, commits an offense. The maximum potential penalty under the original charge was $1,000,000 (AUD). On July 23, 2009, AofA entered a plea of “not guilty” to the charge of causing pollution with criminal negligence. Subsequently, on November 24, 2009, the government amended the charge to remove the allegations of criminal negligence and instead now alleges that Alcoa has “allowed pollution to be caused” in violation of section 49(3) of the Act. The maximum potential penalty under the amended charge is $500,000 (AUD). Alcoa has maintained its plea of “not guilty” to the amended charge, and the trial in this matter is scheduled to commence on August 16, 2010. This litigation is in its preliminary stages and the company is unable to reasonably predict an outcome.

In December 2009, Alcoa Alumínio S.A. (Alumínio) received information that a lawsuit had been filed by the public prosecutors of the State of Para in Brazil. The suit apparently names the company and the State of Para, which, through its Environmental Agency, had issued the operating license for the company’s new bauxite mine in Juruti. The claims in the suit appear to call into question the validity of the Juruti licensing process and operating license. Alumínio has not received a copy of the subpoena and, therefore, has not had access to the full details of the suit, but it is believed that the public prosecutors seek suspension of the operating license issued by the State of Para Environmental Agency, costs to remedy alleged damage and monetary fines. The company believes that in all respects it is in compliance with all terms of its license and the law, but is communicating with the responsible officials and stakeholders to assess exposure related to the matter. This proceeding is in its preliminary stage and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, in July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extended the tariff that was in force until December 31, 2005 through November 19, 2009 (Alcoa incurred higher power costs of $23 million pretax at its smelters in Italy between the tariff end date and December 31, 2009). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending notification from the Italian Government, Alcoa estimates that a payment in the range of $300 million to $500 million will be required during 2010. Alcoa is preparing to appeal this decision to the General Court of the EU and will pursue all substantive and procedural legal steps available to it to annul the EC’s decision, including seeking injunctive relief to suspend the effectiveness of the decision. After discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure.

Separately, as previously reported, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the European Court of First Instance denied Alcoa’s appeal. On June 4, 2009, Alcoa appealed the March 25, 2009 ruling; however, no decision on that appeal is expected until 2011 or later.

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009. No schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 million and approximately $40 million of expense (includes an interest cost component) annually, on average, for the next 11 years.

As previously reported, on January 25, 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $12 million (€8 million) pre-tax. While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2010. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

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

On February 26, 2008, Alcoa Inc. had advised the U.S. Department of Justice (the DOJ) and the Securities and Exchange Commission (the SEC) that it had recently became aware of these claims, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation and Alcoa has been cooperating with the government.

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

As previously reported, on July 21, 2008, the Teamsters Local #500 Severance Fund and the Southeastern Pennsylvania Transportation Authority filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Allegheny County, Pennsylvania against certain officers and directors of Alcoa claiming breach of fiduciary duty, gross mismanagement, and other violations. This derivative action stems from the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (Alba) against Alcoa, Alcoa World Alumina LLC, Victor Phillip Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and the SEC with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the matters alleged in the Alba lawsuit. The Alba suit and the corresponding investigation are more fully described above. The director defendants filed a motion to dismiss on November 21, 2008. On September 3, 2009, a hearing was held on Alcoa’s motion and, on October 12, 2009, the court issued its order denying Alcoa’s motion to dismiss but finding that a derivative action during the conduct of the DOJ investigation and pendency of the underlying complaint by Alba would be contrary to the interest of shareholders and, therefore, stayed the case until further order of the court. This derivative action is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on March 6, 2009, the Philadelphia Gas Works Retirement Fund filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Philadelphia County, Pennsylvania. This action was brought against certain officers and directors of Alcoa claiming breach of fiduciary duty and other violations and is based on the allegations made in the previously disclosed civil litigation brought by Aluminium Bahrain B.S.C. (Alba) against Alcoa, Alcoa World Alumina LLC, Victor Phillip Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and the SEC with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the conduct alleged in the Alba lawsuit. The Alba suit and the corresponding investigation are more fully described above. On August 7, 2009, the director and officer defendants filed an unopposed motion to coordinate the case with the Teamsters Local #500 suit, described immediately above, in Allegheny County Common Pleas Court. The Allegheny County court issued its order consolidating the case on September 18, 2009. This derivative action is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As a result of electricity supply issues at Alcoa’s Rockdale, Texas smelter, on July 29, 2008 Alcoa filed a lawsuit in the 20 th Judicial District Court of Milam County, Texas, against Luminant Generation Company LLC (Luminant) and certain of its affiliates and parents. The lawsuit seeks remedies, including actual damages, for improper actions alleged in the lawsuit to have been caused by the defendants, including the electricity supply problems that led to smelter curtailment, excess costs charged to Alcoa to install certain environmental control upgrades at the power plant, excess costs charged to Alcoa due to improperly conducting mining operations at the Three Oaks Mine and alleging that the defendants had refused to permit Alcoa to exercise its audit rights regarding power plant and mining operations. Alcoa has amended its complaint several times and on October 22, 2009 filed its Third Amended Petition, naming as defendants Luminant and eleven affiliated entities. In answer to Alcoa’s Third Amended Petition, on October 30, 2009, the Luminant defendants filed their Amended Answer and Counterclaim, including counterclaims against Alcoa. Those counterclaims seek remedies that include actual damages for alleged non-payment of shared costs for the upgrade at the power plant and for mining operations. Trial in the case is now scheduled for May 2010. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2009.

Item 4A.  Executive Officers of the Registrant.

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 18, 2010 are listed below.

William F. Christopher, 55, Executive Vice President – Alcoa and Group President, Engineered Products and Solutions. In January 2003, Mr. Christopher assumed responsibility for Alcoa’s global automotive market and since September 2002, has been Group President for Alcoa’s Aerospace and Commercial Transportation Group. He also led the customer and marketing initiatives for growth for the company until January 2006. In 2001, he assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. Mr. Christopher was elected a Vice President of Alcoa in 1999 and Executive Vice President in 2001. He was President of Alcoa Forged Products from 1996 to 2001.

Nicholas J. DeRoma, 63, Executive Vice President, Chief Legal and Compliance Officer. Mr. DeRoma was elected to his current position effective August 3, 2009 upon joining Alcoa. He was Chief Legal Officer of Nortel Networks Corporation based in Canada from 2000 until his retirement in September 2005. Before joining Nortel in 1997, he was employed by International Business Machines Corporation (IBM) from 1972 to 1997, holding a series of increasingly challenging assignments in Europe, Asia and North America, including serving as Assistant General Counsel of IBM from 1993 to 1995 and as General Counsel of IBM North America, IBM’s largest business unit, from 1995 to 1997.

Klaus Kleinfeld, 52, Director, President and Chief Executive Officer. Mr. Kleinfeld was elected to Alcoa’s Board of Directors in November 2003 and was elected President and Chief Executive Officer of Alcoa on May 8, 2008. He was President and Chief Operating Officer of Alcoa from October 1, 2007 to May 8, 2008. Mr. Kleinfeld was President and Chief Executive Officer of Siemens AG from January 2005 to June 2007. He served as Deputy Chairman of the Managing Board and Executive Vice President of Siemens AG from 2004 to January 2005. He was President and Chief Executive Officer of Siemens Corporation, the U.S. arm of Siemens AG, from 2002 to 2004, and was Chief Operating Officer of Siemens Corporation from January to December 2001. Prior to his U.S. assignment, Mr. Kleinfeld was Executive Vice President and a member of the Executive Board of the Siemens AG Medical Engineering Group in Germany from January to December 2000.

Charles D. McLane, Jr., 56, Executive Vice President and Chief Financial Officer. Mr. McLane was elected an Alcoa Executive Vice President in September 2007 and was elected Vice President and Chief Financial Officer of Alcoa in January 2007. He was elected Vice President and Corporate Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Bernt Reitan, 61, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Reitan was named Group President, Global Primary Products in October 2004 and was elected an Alcoa Executive Vice President in November 2004. He was named Group President, Alcoa Primary Products in January 2004. He was elected Vice President of Primary Metals in 2003. He was named President of Alcoa World Alumina and Chemicals and was elected a Vice President of Alcoa in July 2001. He joined Alcoa in 2000 as general manager of Alcoa World Alumina in Europe. Before joining Alcoa, Mr. Reitan held a series of positions with Elkem in Norway over a twenty-year period, serving as Senior Vice President of Materials and Technology and managing director of Elkem Aluminium ANS from 1988 to June 2000.

J. Michael Schell, 62, Executive Vice President – Business Development. Mr. Schell was elected Executive Vice President – Business Development and Law effective May 8, 2008 when he joined Alcoa and Chief Compliance Officer of Alcoa effective July 18, 2008. He has been Executive Vice President – Business Development of Alcoa since August 3, 2009. He was Vice Chairman of Global Banking of Citigroup Inc. from mid-2005 until he joined Alcoa. He was a mergers and acquisitions lawyer with Skadden, Arps, Slate, Meagher & Flom LLP from 1979 to mid-2005, being elected a partner of that firm in 1984. He was an attorney with Cadwalader, Wickersham & Taft from 1976 to 1979.

Tony R. Thene, 49, Vice President and Controller. Mr. Thene was elected to his current position effective January 18, 2008. He joined Alcoa in 1989 and served in a series of financial management positions from that time to his most recent appointment. He was director of investor relations of Alcoa from January 2006 to January 2008. He served as chief financial officer of Alcoa’s Global Mill Products from November 2004 to January 2006. He became vice president, finance, of Alcoa World Alumina and Chemicals in 2002 and was manager of Alcoa’s corporate financial analysis and planning group in 2001. He served as division controller for the Alcoa Forging business from 1998 to 2001.

Helmut Wieser, 56, Executive Vice President – Alcoa and Group President, Global Rolled Products, Hard Alloy Extrusions & Asia. Mr. Wieser was elected an Alcoa Executive Vice President in November 2005 and was named Group President, Global Rolled Products, Hard Alloy Extrusions and Asia at that time. Mr. Wieser was named Group President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

The company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders) except in the case of earlier death, retirement, resignation or removal.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol AA). The company’s quarterly high and low trading stock prices and dividends per common share for 2009 and 2008 are shown below.

	2009			2008
Quarter	High	Low	Dividend	High	Low	Dividend
First	$12.44	$4.97	$0.17	$39.67	$26.69	$0.17
Second	12.38	7.03	0.03	44.77	33.65	0.17
Third	14.84	8.96	0.03	35.66	20.93	0.17
Fourth	16.51	11.89	0.03	22.35	6.80	0.17
Year	16.51	4.97	$0.26	44.77	6.80	$0.68

The number of holders of common stock was approximately 301,000 as of January 27, 2010.

Stock Performance Graph

The following graph compares the most recent five-year performance of Alcoa common stock with (1) the Standard & Poor’s 500® Index and (2) the Standard & Poor’s 500® Materials Index, a group of 27 companies categorized by Standard & Poor’s as active in the “materials” market sector. Such information shall not be deemed to be “filed.”

As of December 31,	2004	2005	2006	2007	2008	2009
Alcoa Inc.	$100	$96	$100	$124	$39	$58
S&P 500® Index	100	105	121	128	81	102
S&P 500® Materials Index	100	104	124	152	82	123

Copyright© 2010 Standard & Poor’s, a division of The McGraw -Hill Companies In c. All rights reserved.

Source: Research Data Group, Inc. (www.researchdatagroup.com /S&P.htm)

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31, 2009	-	-	-	115,800,571
February 1 – February 28, 2009	-	-	-	115,800,571
March 1 – March 31, 2009	-	-	-	115,800,571
Total for quarter ended March 31, 2009	-	-	-	115,800,571
April 1 – April 30, 2009	-	-	-	115,800,571
May 1 – May 31, 2009	-	-	-	115,800,571
June 1 – June 30, 2009	-	-	-	115,800,571
Total for quarter ended June 30, 2009	-	-	-	115,800,571
July 1 – July 31, 2009	-	-	-	115,800,571
August 1 – August 31, 2009	-	-	-	115,800,571
September 1 – September 30, 2009	-	-	-	115,800,571
Total for quarter ended September 30, 2009	-	-	-	115,800,571
October 1 – October 31, 2009	-	-	-	115,800,571
November 1 – November 30, 2009	-	-	-	115,800,571
December 1 – December 31, 2009	-	-	-	115,800,571
Total for quarter ended December 31, 2009	-	-	-	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2008, Alcoa elected to suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 6.  Selected Financial Data

(dollars in millions, except per-share amounts and ingot prices; shipments in thousands of metric tons [kmt])

For the year ended December 31,	2009	2008	2007	2006	2005
Sales	$18,439	$26,901	$29,280	$28,950	$24,149
Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(985)	$229	$2,814	$2,226	$1,285
(Loss) income from discontinued operations	(166)	(303)	(250)	22	(50)
Cumulative effect of accounting changes	-	-	-	-	(2)
Net (loss) income	$(1,151)	$(74)	$2,564	$2,248	$1,233
Earnings per share attributable to Alcoa common shareholders*:
Basic:
(Loss) income from continuing operations	$(1.06)	$0.27	$3.24	$2.56	$1.47
(Loss) income from discontinued operations	(0.17)	(0.37)	(0.29)	0.03	(0.06)
Cumulative effect of accounting changes	-	-	-	-	-
Net (loss) income	$(1.23)	$(0.10)	$2.95	$2.59	$1.41
Diluted:
(Loss) income from continuing operations	$(1.06)	$0.27	$3.22	$2.54	$1.46
(Loss) income from discontinued operations	(0.17)	(0.37)	(0.28)	0.03	(0.06)
Cumulative effect of accounting changes	-	-	-	-	-
Net (loss) income	$(1.23)	$(0.10)	$2.94	$2.57	$1.40
Shipments of alumina (kmt)	8,655	8,041	7,834	8,420	7,857
Shipments of aluminum products (kmt)	5,097	5,481	5,393	5,545	5,459
Alcoa’s average realized price per metric ton of aluminum	$1,856	$2,714	$2,784	$2,665	$2,044
Cash dividends declared per common share	$0.26	$0.68	$0.68	$0.60	$0.60
Total assets	38,472	37,822	38,803	37,149	33,489
Short-term borrowings	176	478	563	460	273
Commercial paper	-	1,535	856	1,472	912
Long-term debt, including amounts due within one year	9,643	8,565	6,573	5,287	5,334
*	In 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share (see Note S to the Consolidated Financial Statements in Part II Item 8). As a result, earnings per share amounts for 2008 and 2007 were revised to reflect these changes (consistent with the periods presented in the Statement of Consolidated Operations included in Part II Item 8 of this Form 10-K).

The data presented in the Selected Financial Data table should be read in conjunction with the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and the Notes to the Consolidated Financial Statements in Part II Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Alcoa is a global company operating in 31 countries. Based upon the country where the point of sale occurred, the U.S. and Europe generated 52% and 27%, respectively, of Alcoa’s sales in 2009. In addition, Alcoa has investments and operating activities in Australia, Brazil, China, Iceland, Guinea, Russia, and the Kingdom of Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Management Review of 2009 and Outlook for the Future

In 2009, management was faced with the challenge of preserving Alcoa’s future while navigating the Company through a global economic downturn that coupled an unprecedented decline in LME pricing levels (began in the second half of 2008) with a collapse in demand from aluminum product end markets. Management adopted a holistic response to this situation by initiating various actions, including: curtailing additional refinery and smelter capacity (necessitating further layoffs); instituting programs to identify procurement efficiencies, overhead rationalization, and working capital improvements; reducing the quarterly common stock dividend; and issuing new equity and debt instruments. All of these actions were aimed at reducing costs, improving cash levels, and preserving liquidity. Certain financial and nonfinancial information reflecting these challenges and management’s actions were as follows:

•	Sales of $18,439 and a loss from continuing operations of $985, or $1.06 per diluted share;

•	Cash from operations of $1,365 and cash on hand at the end of the year of $1,481, almost double the level at December 2008;

•	Reduction in total debt of $759 and debt-to-capital ratio of 38.7%, a 380 basis point improvement from 2008;

•	Capital expenditures of $1,622, a more than 50% reduction from 2008;

•	The completion and start-up of the expanded refinery and new bauxite mine in Brazil, new lithographic sheet operations in Bohai (China), and a new can sheet and end and tab line in Russia;

•	Secured long-term power contracts on approximately 2,000 kmt (Canada, Spain, and the U.S.) of the global smelting system (85% of system secured through at least 2025);

•

Optimized Alcoa’s business and investment portfolio through the following actions: monetized the investment in Shining Prospect ($1,021); exchanged an equity interest in a soft alloy extrusion joint venture (Sapa AB) for full ownership of two smelters and an anode facility in Norway; acquired BHP Billiton’s interests in bauxite mines and a refinery in the Republic of Suriname; entered into an agreement with the Saudi Arabian Mining Company (known as “Ma’aden”) to develop a complete industrial complex that will encompass the aluminum manufacturing process from bauxite mining to aluminum fabrication; and completed the divestiture of the Electronic and Electrical Solutions (EES) business.

In 2010, management expects market conditions for aluminum products in certain end markets to improve, particularly in automotive and commercial transportation, while others are expected to decline, including aerospace, building and construction, and industrial gas turbines. Management is also projecting an increase in the consumption of primary aluminum, especially in China. On the cost side, increases in energy prices and continued currency movements are expected to be a challenge. Management is committed to achieving the following goals in 2010:

•	securing and improving on the savings realized in 2009 from procurement, overhead, and working capital programs;

•	continuing to strengthen the balance sheet using operating cash flows to further reduce debt levels; and

•

optimizing businesses for improved market conditions by continuing to bring the upstream operations down on the cost curve (e.g., the new complex in Saudi Arabia) and positioning the downstream operations in profitable markets.

Results of Operations

Earnings Summary

Loss from continuing operations attributable to Alcoa for 2009 was $985, or $1.06 per diluted share, compared with income from continuing operations of $229, or $0.27 per share, in 2008. The change of $1,214 in continuing operations was primarily due to the following: significant declines in realized prices for alumina and aluminum; large volume decreases in the downstream segments; a charge associated with electricity pricing in Italy; a loss on the sale of an equity investment; charges related to the 2009 Restructuring Program; and higher depreciation and interest charges; all of which was partially offset by procurement and overhead cost savings across all businesses; the absence of the charges associated with the 2008 Restructuring Program; net favorable foreign currency movements due to a stronger U.S. dollar; favorable LIFO (last in, first out) inventory adjustments; various discrete income tax benefits and a significant fluctuation in income taxes due to a change in the results of operations from pretax income to a pretax loss; a gain on the exchange of equity interests; a gain on the acquisition of an entity in the Republic of Suriname; and net income of various other nonoperating items.

Income from continuing operations attributable to Alcoa for 2008 was $229, or $0.27 per diluted share, compared with $2,814, or $3.22 per share, in 2007. The decrease in income from continuing operations was mostly due to the following: the absence of the gain related to the sale of Alcoa’s investment in Aluminum Corporation of China Limited (Chalco); charges for the 2008 Restructuring Program; continued increases in raw materials, energy, and other inputs; net unfavorable foreign currency movements; the absence of the businesses within the Packaging and Consumer segment for 10 months; and costs associated with a gas outage in Western Australia and a complete smelter curtailment in Rockdale, TX. These negative impacts were slightly offset by the absence of the following items that occurred in 2007: charges for the 2007 Restructuring Program; certain costs associated with the Rockdale, Tennessee, and Iceland smelters; and transaction costs and interest charges related to a potential business combination.

Net loss attributable to Alcoa for 2009 was $1,151, or $1.23 per diluted share, compared with a net loss of $74, or $0.10 per share, in 2008, and net income of $2,564, or $2.94 per share, in 2007. In 2009 and 2008, the net loss of $1,151 and $74 included a loss from discontinued operations of $166 and $303, respectively, all related to the EES business. In 2007, net income of $2,564 included a loss from discontinued operations of $250, comprised of a $243 loss related to the EES business and a $7 net loss of other discontinued businesses.

In March 2009, Alcoa announced a series of operational and financial actions, which were in addition to those announced at the end of 2008, to significantly improve Alcoa’s cost structure and liquidity. Operational actions included procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions included a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds.

In late 2008, management made the decision to reduce Alcoa’s aluminum and alumina production in response to the significant economic downturn. As a result of this decision, reductions of 750 kmt, or 18%, of annualized output from Alcoa’s global smelting system were implemented (includes previous curtailment at Rockdale, TX in June 2008). Accordingly, reductions in alumina output were also initiated with a plan to reduce production by 1,500 kmt-per-year across the global refining system. The aluminum and alumina production curtailments were completed in early 2009 as planned. Smelters in Rockdale (267 kmt-per-year) and Tennessee (215 kmt-per-year) were fully curtailed while another 268 kmt-per-year was partially curtailed at various other locations. The refinery in Point Comfort, TX was partially curtailed by approximately 1,500 kmt- per-year between the end of 2008 and the beginning of 2009 (only approximately half of this amount remains curtailed as of December 31, 2009). In mid-2009, further action became necessary resulting in the decision to fully curtail the Massena East, NY smelter (125 kmt-per-year) and partially curtail the Suralco (Suriname) refinery (480 kmt-per-year – represented AWAC’s previous 55% ownership interest at the time of curtailment – total curtailed is approximately 870 kmt).

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

Also in June 2008, a major gas supplier to Alcoa’s Western Australia refining operations (part of Alcoa of Australia) suffered a pipeline rupture and fire, which resulted in a complete shutdown of the supplier’s gas production operations at a certain hub and a declaration of force majeure by the supplier to all customers. The disruption in gas supply caused an immediate reduction in Alcoa of Australia’s production capacity and required the purchase of alternative fuel at a much higher cost than the natural gas displaced resulting in a significant negative impact on operations. As a result, shortly thereafter, Alcoa of Australia notified its own customers that it was declaring force majeure under its alumina supply contracts. During the second half of 2008, the supplier partially restored the gas supply to Alcoa of Australia (full restoration occurred in the first half of 2009). In addition, insurance recoveries of $52 were received in the second half of 2008. Net of insurance benefits, Alcoa’s earnings impact of the disruption in gas supply was $49 ($102 before tax and noncontrolling interest) in 2008. The Alumina segment was impacted by $33 ($47 before tax) and the remaining impact of $29 ($55 before tax) was reflected in Corporate due to Alcoa’s captive insurance program. In 2009, additional insurance recoveries of $24 were received, which benefited the results of Alcoa by $10 ($24 before tax and noncontrolling interest) and the Alumina segment by $17 ($24 before tax). Alcoa of Australia is part of Alcoa World Alumina and Chemicals (AWAC), which is 60% owned by Alcoa and 40% owned by Alumina Limited.

Sales—Sales for 2009 were $18,439 compared with sales of $26,901 in 2008, a decline of $8,462, or 31%. The decrease was primarily due to a drop in realized prices for alumina and aluminum, driven by significantly lower London Metal Exchange (LME) prices; volume declines in the downstream segments due to continued weak end markets; unfavorable foreign currency movements, mostly the result of a weaker euro and Australian dollar; and the absence of sales from the businesses within the former Packaging and Consumer segment ($516 in 2008); all of which was slightly offset by sales from the acquired smelters in Norway.

Sales for 2008 were $26,901 compared with sales of $29,280 in 2007, a decline of $2,379, or 8%. The decrease was driven mainly by the absence of 10 months of sales ($2,781) from the businesses within the Packaging and Consumer segment, the absence of sales from the soft alloy extrusion business ($1,115 in 2007), and volume declines for most downstream businesses, especially related to the automotive and commercial transportation markets in North America and Europe. These negative impacts were principally offset by significantly higher primary aluminum volumes, mostly as a result of sales related to the production of the Iceland smelter for a full year, and favorable foreign currency movements, primarily due to a stronger euro and Australian dollar.

Cost of Goods Sold—COGS as a percentage of Sales was 91.7% in 2009 compared with 82.4% in 2008. The percentage was negatively impacted by significant declines in realized prices for alumina and aluminum, lower demand in the downstream segments, and a charge related to a recent European Commission’s decision on electricity pricing for smelters in Italy ($250). These items were somewhat offset by procurement and overhead cost savings across all businesses, net favorable foreign currency movements due to a stronger U.S. dollar, and positive LIFO adjustments. In 2009, Alcoa recognized $361 ($235 after-tax) in income due to the reductions in LIFO inventory quantities and the considerable drop in LME prices. Of this amount, 71% occurred in the second half of the year. During 2010, management expects to maintain inventory levels comparable to 2009; however, this will not generate LIFO income in the first quarter of 2010 and is not expected to generate LIFO income for the remainder of 2010.

COGS as a percentage of Sales was 82.4% in 2008 compared with 77.9% in 2007. The increase in the percentage was mainly the result of continued cost increases in raw materials, energy, and other inputs; unfavorable foreign currency movements due to a significantly weaker U.S. dollar; the production at the Iceland smelter that did not occur in 2007; and the impacts of the gas outage in Western Australia and the 2008 smelter curtailment at Rockdale. These items were primarily offset by the absence of the businesses within the Packaging and Consumer segment for 10 months (84.0%); the absence of the soft alloy extrusion business (97.1% in 2007); productivity improvements in most of the businesses within the Engineered Products and Solutions segment; and the absence of certain costs incurred in 2007 as a result of production curtailments associated with the Tennessee and Rockdale smelters and startup costs at the Iceland smelter, among others.

Selling, General Administrative, and Other Expenses—SG&A expenses were $1,009, or 5.5% of Sales, in 2009 compared with $1,167, or 4.3% of Sales, in 2008. The decline of $158 was primarily due to reductions in labor costs, mainly as a result of implemented severance programs; decreases in expenses for travel, contractors and consultants, information technology, selling and marketing, and various other administrative items as part of Alcoa’s cost reduction initiatives; the absence of the businesses within the former Packaging and Consumer segment ($37 in 2008); and a decrease in bad debt expense; all of which was partially offset by an increase in deferred compensation, mostly the result of the plans’ improved performance, and an increase due to SG&A of the acquired smelters in Norway.

SG&A expenses were $1,167, or 4.3% of sales, in 2008 compared with $1,444, or 4.9% of sales, in 2007. The decrease of $277 was mostly due to the absence of 10 months of expenses ($180) from the businesses within the Packaging and Consumer segment; the absence of transaction costs related to the 2007 offer for Alcan Inc. ($46); and the absence of expenses from the soft alloy extrusion business ($33 in 2007).

Research and Development Expenses—R&D expenses were $169 in 2009 compared with $246 in 2008 and $238 in 2007. The decline in 2009 as compared to 2008 was principally due to the implementation of Alcoa’s cost reduction initiatives and the absence of the businesses within the former Packaging and Consumer segment ($3 in 2008). The increase in 2008 as compared to 2007 was mainly driven by expenditures related to various projects for the businesses within the Flat-Rolled Products segment and the Primary Metals segment, partially offset by the absence of 10 months of expenditures ($16) from the businesses within the Packaging and Consumer segment.

Provision for Depreciation, Depletion, and Amortization—The provision for DD&A was $1,311 in 2009 compared with $1,234 in 2008. The increase of $77, or 6%, was mostly due to the acquired smelters in Norway and assets placed into service during 2009, including the Juruti bauxite mine and São Luis refinery in Brazil, the new Bohai (China) flat-rolled product facility, and a high-quality coated sheet line at the Samara (Russia) facility. These increases were slightly offset as a result of the cessation of DD&A, which began in January 2009, related to the Global Foil and Transportation Products Europe businesses due to the classification of these businesses as held for sale and a reduction in DD&A as a result of the extension of depreciable lives for the majority of rolled products and hard alloy extrusions locations based upon a review, which was completed in mid-2008, of estimated useful lives ($11).

The provision for DD&A was $1,234 in 2008 compared with $1,244 in 2007. The decline of $10, or 1%, was principally the result of the absence of nine months of depreciation from the businesses within the Packaging and Consumer segment ($89 in 2007), which was classified as held for sale, and the extension of depreciable lives for the majority of refining and smelting locations and various rolled products and hard alloy extrusions locations based upon a review of estimated useful lives completed during 2008 ($61). Offsetting these reductions was a significant increase ($83) in depreciation expense related to the Iceland smelter and Norway anode facility being in service for a full year and unfavorable foreign currency movements as a result of a weaker U.S. dollar.

Restructuring and Other Charges—Restructuring and other charges for each of the three years in the period ended December 31, 2009 were comprised of the following:

	2009	2008	2007
Asset impairments	$54	$670	$214
Layoff costs	186	183	35
Other exit costs	37	109	47
Reversals of previously recorded layoff and other exit costs*	(40)	(23)	(28)
Restructuring and other charges	$237	$939	$268
*	Reversals of previously recorded layoff and other exit costs resulted from changes in facts and circumstances that led to changes in estimated costs.

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2009 Restructuring Program—In 2009, Alcoa recorded Restructuring and other charges of $237 ($151 after-tax and noncontrolling interests), which were comprised of the following components: $177 ($121 after-tax and noncontrolling interests) for the layoff of approximately 6,600 employees (2,980 in the Engineered Products and Solutions segment; 2,190 in the Flat-Rolled Products segment; 1,080 in the Primary Metals segment; 180 in the Alumina segment; and 170 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business and $13 ($11 after-tax) in other asset impairments; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations and net costs of $19 ($10 after-tax and noncontrolling interests) for various other items, such as accelerated depreciation and lease termination costs for shutdown facilities; and $40 ($29 after-tax and noncontrolling interests) for reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances.

As of December 31, 2009, approximately 4,400 of the 6,600 employees were terminated. Cash payments of $62 were made against the 2009 Restructuring Program layoff reserves in 2009.

2008 Restructuring Program—In late 2008, Alcoa took specific actions to reduce costs and strengthen its portfolio, partly due to the economic downturn. Such actions included targeted reductions, curtailments, and plant closures and consolidations, which will reduce headcount by approximately 5,300, resulting in layoff charges of $138 ($98 after-tax and noncontrolling interests), asset impairments of $156 ($88 after-tax and noncontrolling interests), and other exit costs of $58 ($57 after-tax). The significant components of these actions were as follows:

– As a result of market conditions, the Primary Metals segment reduced production by 483 kmt and the Alumina segment reduced production by a total of 1,500 kmt (fully implemented in early 2009; further reductions occurred later in 2009). These production curtailments as well as targeted reductions will result in the elimination of approximately 1,110 positions totaling $23 in layoff costs. Asset impairments of $116 related to these two segments were also recognized, including the write off of $84 in engineering costs related to a 1,500 kmt planned expansion of Jamalco’s Clarendon, Jamaica refinery.

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

– The Engineered Products and Solutions segment was restructured through the following actions:

•	Exiting of the Auto Cast Wheel business, through the closure of the only remaining facility, which employed approximately 270, by June 2009 for severance costs of $2;

•

Consolidation of operations in the Building and Construction Systems business to maximize operating efficiencies and align capacity with the decline in the commercial building and construction markets, resulting in severance charges of $6 for the elimination of approximately 400 positions;

•	Alignment of production with demand across the Power and Propulsion business, resulting in the reduction of approximately 250 positions for a cost of $6;

•

Optimization of the Global Hard Alloy Extrusion operations, resulting in severance charges of $13 for a headcount reduction of approximately 240 and asset impairments of $3 (previously reported as part of the Flat-Rolled Products segment – see Segment Information);

•	Other severance charges of $8 for the elimination of approximately 250 positions, asset impairments of $13, and other exit costs of $1.

– In order to reduce overhead serving various businesses, approximately 130 positions will be eliminated at Corporate, resulting in severance charges of $14 and other exits costs of $3.

In addition to the above actions, Alcoa intends to sell its Global Foil (the Sabiñánigo, Spain and Shanghai, China plants were sold in late 2009) and Transportation Products Europe businesses in order to streamline its portfolio. As a result of this decision, the assets and related liabilities of the Global Foil and Transportation Products Europe businesses were classified as held for sale. Asset impairments of $129 ($100 after-tax) and $52 ($49 after-tax) were recognized to reflect the estimated fair values of the Global Foil and Transportation Products Europe businesses, respectively. Also, Alcoa and Orkla ASA agreed to exchange their stakes in the Sapa AB and Elkem Aluminium ANS joint ventures. This portfolio action resulted in an impairment charge of $333 ($223 after-tax) to reflect the estimated fair value of Alcoa’s investment in Sapa AB.

Earlier in 2008, Alcoa recorded $48 ($31 after-tax) in charges, which consisted of $44 ($29 after-tax) for the layoff of approximately 870 employees and related curtailment of postretirement benefits and $4 ($2 after-tax) for other exit costs, associated with the complete production curtailment of the Rockdale, TX smelter (267 kmt) due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. Also during 2008, Alcoa recorded a loss of $43 ($32 after-tax) on the sale of its Packaging and Consumer businesses. The remaining net charges in 2008 were comprised of $1 ($1 after-tax and noncontrolling interests) for layoff related to a reduction in headcount of approximately 30, $4 for other exit costs ($6 after-tax), and $23 ($15 after-tax and noncontrolling interests) for reversals of previously recorded costs, slightly more than half of which related to the reversal of a reserve related to a shutdown facility.

As of December 31, 2009, approximately 5,900 of the 6,200 employees were terminated. Cash payments of $112 and $7 were made against the 2008 Restructuring Program layoff reserves in 2009 and 2008, respectively.

2007 Restructuring Program—In 2007, Alcoa recorded Restructuring and other charges of $268 ($201 after-tax and noncontrolling interests), which were comprised of the following components: $257 ($174 after-tax) in asset impairments associated with a strategic review of certain businesses; a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007; and $73 ($50 after-tax and noncontrolling interests) in net charges comprised of layoff charges of $35 ($26 after-tax and noncontrolling interests) related to the elimination of approximately 400 positions and asset impairments of $19 ($12 after-tax) of various other businesses and facilities, other exit costs of $47 ($31 after-tax and noncontrolling interests), primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the 2006 Restructuring Program, and reversals of previously recorded layoff and other exit costs of $28 ($19 after-tax and noncontrolling interests) due to normal attrition and changes in facts and circumstances.

In April 2007, Alcoa announced it was exploring strategic alternatives for the potential disposition of the businesses within the Packaging and Consumer segment and the Automotive Castings business. In September 2007, management completed its review of strategic alternatives and determined that the best course of action was to sell the Packaging and Consumer and Automotive Castings businesses. As a result of this decision, the assets and related liabilities of the Packaging and Consumer and Automotive Castings businesses were classified as held for sale. Alcoa recorded impairment charges of $215 ($140 after-tax) related to the Packaging and Consumer businesses and $68 ($51 after-tax) for the Automotive Castings business to reflect the write-down of the carrying value of the assets of these businesses to their respective estimated fair values. In addition, Alcoa recorded a $464 discrete income tax charge related to goodwill associated with the planned sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated at the time. In November 2007, Alcoa completed the sale of the Automotive Castings business and recognized a loss of $4 ($2 after-tax). In December 2007, Alcoa agreed to sell the Packaging and Consumer businesses for $2,700 in cash, and reduced the impairment charge by $26 ($17 after-tax) and the discrete income tax charge by $322 as a result of the structure of the agreed upon sale (this sale was completed in 2008).

As of December 31, 2008, the terminations associated with the 2007 restructuring program were essentially complete. Cash payments of $1 and $20 were made against the 2007 Restructuring Program layoff reserves in 2009 and 2008, respectively.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating Restructuring and other charges to such results would have been as follows (prior period amounts presented were revised to reflect a change in segments – see Segment Information):

	2009	2008	2007
Alumina	$5	$89	$-
Primary Metals	30	94	(2)
Flat-Rolled Products	65	273	56
Engineered Products and Solutions	64	104	67
Packaging and Consumer	-	45	189
Segment total	164	605	310
Corporate	73	334	(42)
Total restructuring and other charges	$237	$939	$268

Interest Expense—Interest expense was $470 in 2009 compared with $407 in 2008, resulting in an increase of $63, or 15%. The increase was primarily due to a 10% higher average debt level, mostly the result of $575 in convertible notes issued in March 2009 and increased borrowings on loans in Brazil (began in April 2008) related to the Juruti, São Luís, and Estreito growth projects; and a significant increase in the amortization of debt costs, mainly due to a $66 beneficial conversion option related to the convertible notes and $43 in fees paid for the $1,900 364-day senior unsecured revolving credit facility (entered into in October 2008 and expired in October 2009); both of which were slightly offset by a decrease in the weighted average interest rate of Alcoa’s debt portfolio.

Interest expense was $407 in 2008 compared with $401 in 2007, resulting in an increase of $6, or 1%. The increase was principally caused by a 22% higher average debt level, mostly due to the issuance of $1,500 in new senior notes in July 2008 and significantly higher commercial paper levels; and a decrease in capitalized interest ($32), primarily due to placing growth projects into service, such as the Iceland smelter and the Norway anode facility in 2007. These items were almost completely offset by the absence of credit facility commitment fees related to the 2007 offer for Alcan Inc. ($67) and a lower weighted-average effective interest rate, driven mainly by the decrease in LIBOR rates.

Other Income, net—Other income, net was $161 in 2009 compared with $59 in 2008. The increase of $102 was mainly the result of a $188 gain on the Elkem/Sapa AB exchange transaction; favorable foreign currency movements due to a stronger U.S. dollar; net gains related to the improvement in the cash surrender value of company-owned life insurance; an $92 gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname; and a $22 gain on the sale of property in Vancouver, WA. These positive impacts were partially offset by a $182 realized loss on the sale of the Shining Prospect investment; a decline in the value of mark-to-market derivative contracts; a decrease in equity income related to Alcoa’s share of the results of Elkem, Sapa AB, and Shining Prospect prior to the exchange and sale of these investments; the absence of a 2008 negotiated partial refund of an indemnification payment ($39); and an estimated loss on excess power at the Ferndale, WA smelter ($30).

Other income, net was $59 in 2008 compared with $1,920 in 2007. The decrease of $1,861 was mostly due to the absence of the $1,754 gain related to the sale of Alcoa’s investment in Chalco. Other items impacting this decline were losses related to the cash surrender value of life insurance as a result of the deterioration of the investment markets; unfavorable foreign currency movements due to a weaker U.S. dollar; the absence of dividend income from Alcoa’s former stake in Chalco; and the absence of a non-recurring foreign currency gain in Russia; all of which was partially offset by mark-to-market gains on derivative contracts and income related to a negotiated partial refund of an indemnification payment previously made to the buyer of a prior Alcoa divestiture ($39).

Income Taxes—Alcoa’s effective tax rate was 38.3% (benefit on a loss) in 2009 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate primarily due to a $12 income tax benefit related to the noncontrolling interests’ share of the gain associated with the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the following discrete tax items: a $71 benefit for the reorganization of an equity investment; a $34 benefit for the reversal of a valuation allowance on foreign deferred tax assets; a $31 benefit for a tax rate change (from 15% to 18%) in Iceland; a $31 benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars; a $10 benefit related to a change in the sale structure of two locations included in the Global Foil business than originally anticipated; and a $7 benefit related to the Elkem/Sapa AB exchange transaction. Partially offsetting these benefits were items related to smelter operations in Italy, which included a $41 valuation allowance placed on existing deferred tax assets and charges not tax benefitted as follows: $250 related to a recent decision by the European Commission on electricity pricing, $15 for environmental remediation, and $15 for layoffs.

Alcoa’s effective tax rate was 43.2% (provision on income) in 2008 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate principally due to the following income tax charges: $73 for the asset impairments included in the 2008 restructuring program; $28 due to a decrease in deferred tax assets of the Iceland operations as a result of an applicable tax rate change (from 18% to 15%); a net $19 associated with the sale of the Packaging and Consumer businesses, mainly due to the allocation of sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, somewhat offset by changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations. These charges were partially offset by foreign income taxed in lower rate jurisdictions and a $20 discrete income tax benefit related to the filing of the 2007 U.S. income tax return.

Alcoa’s effective tax rate was 33.8% (provision on income) in 2007 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to lower taxes on foreign income, mostly offset by a discrete income tax charge of $142 related to goodwill that is non-deductible for tax purposes associated with the sale of the Packaging and Consumer businesses.

Management anticipates that the effective tax rate in 2010 will be approximately 35%. However, changes in the current economic environment, tax legislation, currency fluctuations, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate significantly.

Noncontrolling Interests—Net income attributable to noncontrolling interests was $61 in 2009 compared with $221 in 2008. The decline of $160 was principally due to lower earnings at AWAC, which is owned 60% by Alcoa and 40% by Alumina Limited. The lower earnings at AWAC were mainly driven by a significant drop in realized prices, somewhat offset by the gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the absence of the impact of the 2008 gas outage in Western Australia.

Net income attributable to noncontrolling interests was $221 in 2008 compared with $365 in 2007. The decrease of $144 was mostly due to lower earnings at AWAC attributed primarily to significant cost increases for raw materials and energy, unfavorable foreign currency movements due to a weaker U.S. dollar, and the impact of the gas outage in Western Australia.

Loss From Discontinued Operations—Loss from discontinued operations in 2009 was $166 comprised of a $129 ($168 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business, a $9 ($13 pretax) loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures.

Loss from discontinued operations in 2008 was $303 comprised of asset impairments of $162 ($225 pretax) to reflect the estimated fair value of the EES business and a net operating loss of $141 ($199 pretax), which included restructuring charges of $39 ($53 pretax) for headcount reductions of approximately 6,200 and a charge of $16 ($25 pretax) for obsolete inventory.

Loss from discontinued operations in 2007 was $250 comprised of a $243 loss related to the EES business, including severance charges of $36 ($53 pretax) for headcount reductions of approximately 5,900, as part of a strategic business review to restructure EES, and impairment charges of $93 ($133 pretax) for goodwill and $60 ($74 pretax) for various fixed assets, as the forecasted future earnings and cash flows of the EES business no longer supported the carrying values of such assets; an $11 loss related to working capital and other adjustments associated with the 2006 sale of the home exteriors business; and net operating income of $4 for other discontinued businesses.

In late 2008, Alcoa reclassified the EES business to discontinued operations based on the decision to sell the business. The Consolidated Financial Statements for all prior periods presented were reclassified to reflect the EES business in discontinued operations. The sale of the wire harness and electrical portion of the EES business was completed in June 2009 and the sale of the electronics portion of the EES business was completed in December 2009. The results of the Engineered Products and Solutions segment were reclassified to reflect the movement of the EES business into discontinued operations.

Segment Information

In May 2009, management approved the movement of Alcoa’s hard alloy extrusions business from the Flat-Rolled Products segment to the Engineered Products and Solutions segment. This move was made to capture market, customer, and manufacturer synergies through the combination of the hard alloy extrusions business with the power and propulsion and forgings businesses. Prior period amounts were reclassified to reflect this change.

Alcoa’s operations consist of four worldwide reportable segments: Alumina, Primary Metals, Flat-Rolled Products, and Engineered Products and Solutions (the Packaging and Consumer segment no longer contains any operations as the businesses within this segment were divested during 2008). Segment performance under Alcoa’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Certain items such as the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses are excluded from segment ATOI. Segment assets exclude, among others, cash and cash equivalents, deferred income taxes, goodwill not allocated to businesses for segment reporting purposes, corporate fixed assets, LIFO reserves, and assets classified as held for sale related to discontinued operations.

ATOI for all reportable segments totaled $(234) in 2009, $2,199 in 2008, and $3,162 in 2007. See Note Q to the Consolidated Financial Statements in Part II Item 8 for additional information. The following discussion provides shipments, sales, and ATOI data for each reportable segment and production data for the Alumina and Primary Metals segments for each of the three years in the period ended December 31, 2009.

Alumina

	2009	2008	2007
Alumina production (kmt)	14,265	15,256	15,084
Third-party alumina shipments (kmt)	8,655	8,041	7,834
Third-party sales	$2,161	$2,924	$2,709
Intersegment sales	1,534	2,803	2,448
Total sales	$3,695	$5,727	$5,157
ATOI	$112	$727	$956

This segment consists of Alcoa’s worldwide alumina system, including the mining of bauxite, which is then refined into alumina. Alumina is mainly sold directly to internal and external smelter customers worldwide or is sold to customers that process it into industrial chemical products. A portion of this segments’s third-party sales are completed through the use of agents, alumina traders, and distributors. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally.

In 2009, alumina production decreased by 991 kmt compared to 2008. The reduction was mostly the result of the effects of curtailments initiated in late 2008 through early 2009, which included approximately 1,500 kmt-per-year at the Point Comfort, TX refinery (only approximately half of this amount remains curtailed as of December 31, 2009) and approximately 480 kmt-per-year at the Suralco (Suriname) refinery (represented AWAC’s previous 55% ownership interest at the time of curtailment – total curtailed is approximately 870 kmt). Partially offsetting the curtailments was increased production at the following refineries (all set production records in 2009): Jamalco (Jamaica), Pinjarra and Wagerup (Australia), and São Luis (Brazil), where ramp-up of the 2,100 kmt expansion began in late 2009. Production also increased due to additional capacity of approximately 600 kmt from the acquisition (total acquired was approximately 990 kmt – 390 was curtailed) of BHP Billiton’s 45% interest in Suralco on July 31, 2009 (100% of the Suralco refinery’s operations were reflected in this segment beginning August 1, 2009). In 2008, alumina production increased by 172 kmt compared to 2007 with the largest increase occurring at the Pinjarra refinery due to the continued positive effects of the efficiency upgrade expansion completed in 2006. In late 2008, Alcoa reduced production at its Point Comfort refinery by 550 kmt-per-year due to negative market conditions; however, production for the year slightly exceeded the refinery’s 2007 production performance.

Third-party sales for the Alumina segment declined 26% in 2009 compared with 2008, principally due to a 35% drop in realized prices, driven by significantly lower LME prices, and unfavorable foreign currency movements due to a weaker Australian dollar, both of which were somewhat offset by an increase in volumes. Third-party sales for this segment rose 8% in 2008 compared with 2007, primarily related to favorable foreign currency movements due to a stronger Australian dollar and increases of 3% and 2% in third-party shipments and realized prices, respectively.

Intersegment sales for the Alumina segment dropped 45% in 2009 compared with 2008, mostly due to a drop in realized prices and a reduction in demand from the Primary Metals segment. Intersegment sales for this segment climbed 15% in 2008 compared with 2007, mainly as a result of a 6% increase in volumes and higher realized prices.

ATOI for the Alumina segment declined 85% in 2009 compared with 2008, principally due to the significant drop in realized prices; a tax settlement related to an equity investment in Brazil ($30); and an increase in depreciation expense as a result of growth projects placed into service mid-to-late 2009 in Brazil (Juruti bauxite mine and São Luis refinery); all of which was partially offset by net procurement and overhead cost savings across most regions, favorable foreign currency movements due to a stronger U.S. dollar, a $60 gain recognized on the acquisition of BHP Billiton’s interest in Suralco, and a positive impact related to the 2008 gas outage in Western Australia (absence of $69 in costs partially offset by $19 less in insurance recoveries). ATOI for this segment decreased 24% in 2008 compared with 2007, mostly due to significant cost increases for bauxite, caustic soda, fuel oil, and natural gas; unfavorable foreign currency movements due to a weaker U.S. dollar; and the impact of the gas outage in Western Australia ($33 net of insurance benefits); all of which was partially offset by higher realized prices, productivity improvements, and a positive impact due to the curtailment of production at the Point Comfort refinery.

In 2010, increased benefits from cost savings initiatives are expected and improved customer demand is anticipated, especially in China as indicated by the significant increase in shipments in late 2009. Also, higher production levels due to the start-up of the Juruti bauxite mine (total additional 2,600 kmt of bauxite, Alcoa’s share is 1,560 kmt) and São Luis refinery (total additional alumina production of 2,100 kmt, Alcoa’s share is 948 kmt) are expected; while full production at these facilities will result in higher depreciation expense.

Primary Metals

	2009	2008	2007
Aluminum production (kmt)	3,564	4,007	3,693
Third-party aluminum shipments (kmt)	3,038	2,926	2,291
Alcoa’s average realized price per metric ton of aluminum	$1,856	$2,714	$2,784
Third-party sales	$5,252	$8,021	$6,576
Intersegment sales	1,836	3,927	4,994
Total sales	$7,088	$11,948	$11,570
ATOI	$(612)	$931	$1,445

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

At December 31, 2009, Alcoa had 1,234 kmt of idle capacity on a base capacity of 4,813 kmt. In 2009, idle capacity increased by 480 kmt compared to 2008 due to the completion of targeted curtailment reductions, including 215 kmt at the Tennessee smelter, 125 kmt at the Massena East, NY smelter, and 140 kmt at various other smelters, in response to the significant decline in LME prices and aluminum demand both as a result of the global economic downturn. Base capacity rose by 282 kmt at December 31, 2009 as compared to December 31, 2008 due to the March 31, 2009 acquisition of two smelters in Norway, in which Alcoa previously held a 50% equity interest. At December 31, 2008, Alcoa had 754 kmt of idle capacity on a base capacity of 4,531 kmt. In 2008, idle capacity increased by 302 kmt as compared to 2007 due to the complete production curtailment at Rockdale, TX (267 kmt) and partial curtailments of approximately 35 kmt related to other smelters, all of which were the result of negative market conditions. Base capacity dropped by 42 kmt at December 31, 2008 as compared to December 31, 2007, primarily driven by 53 kmt permanently curtailed in November 2008 at the Baie Comeau smelter as part of a modernization program initiated early due to the global economic downturn.

In 2009, aluminum production declined 443 kmt, mainly the result of the effects of smelter curtailments that began mid-2008, including the smelters in Rockdale (267 kmt-per-year), Tennessee (215 kmt-per-year), and Massena East (125 kmt-per-year), all of which was partially offset by an increase in production at the Iceland smelter (344 kmt-per-year), as this smelter was not at full capacity until April 2008, and the acquisition of the Lista (94 kmt-per-year) and Mosjøen (188 kmt-per-year) smelters in Norway. In 2008, aluminum production increased by 314 kmt, mostly due to the Iceland smelter, as 2008 was its first full year of production; the Ferndale smelter as a result of the restart of additional pots early in the year; and the Tennessee smelter; all of which was slightly offset by a reduction at the Rockdale smelter due to Alcoa’s decision to curtail all production at this facility until competitive market conditions return (267-kmt-per-year). In late 2008, Alcoa started partial production curtailments at various smelters, including Ferndale and Baie Comeau, Quebec, resulting in an additional decline of 350 kmt-per-year.

Third-party sales for the Primary Metals segment decreased 35% in 2009 compared with 2008, mostly the result of a 32% drop in realized prices, driven by a 35% decline in LME prices, slightly offset by sales from the acquired smelters in Norway. Third-party sales for this segment climbed 22% in 2008 compared with 2007, mainly due to higher volumes, primarily the result of the sales related to the production from the Iceland smelter, shipments made to the Packaging and Consumer businesses subsequent to their divestiture in 2008, and shipments made in the first half of 2008 to the Sapa AB joint venture (shipments to Alcoa’s soft alloy extrusion business were included in intersegment sales in the first half of 2007), somewhat offset by lower realized prices of 3%.

Intersegment sales for the Primary Metals segment declined 53% in 2009 compared with 2008, mostly due to a drop in realized prices and a decline in volume due to lower demand from the downstream segments. Intersegment sales for this segment decreased 21% in 2008 compared with 2007, mainly as a result of lower demand from Alcoa’s downstream businesses, the absence of 10 months of shipments to the Packaging and Consumer businesses that occurred in 2007, and the absence of shipments to the soft alloy extrusion business that occurred in 2007.

ATOI for the Primary Metals segment declined $1,543 in 2009 compared with 2008, primarily due to the significant drop in realized prices; a charge related to a recent European Commission’s decision on electricity pricing for smelters in Italy ($250); a decline in intersegment sales volume; the impact of curtailing operations; and additional power costs related to smelters in Italy as a result of the termination of the then existing power tariff structure under legislative authority of the Italian Parliament ($15); all of which was partially offset by procurement and overhead cost savings across all regions; lower costs for alumina; favorable foreign currency movements due to a stronger U.S. dollar; and a gain related to the acquisition of two smelters in Norway ($112). ATOI for this segment dropped 36% in 2008 compared with 2007, principally related to higher alumina, carbon, and energy costs; increased spending on repairs and maintenance, outside services, and labor; lower realized prices; the impact of the 2008 curtailment of all production at Rockdale ($55); and unfavorable foreign currency movements due to a weaker U.S. dollar. These negative impacts were partially offset by the absence of costs incurred in 2007 associated with the following: the start-up of the Iceland smelter, the smelter production curtailment of one of the potlines in Rockdale, and the smelter curtailment associated with the power outage in Tennessee.

In 2010, continued benefits from cost savings initiatives are expected; however, two smelters in Italy (Fusina and Portovesme – 194 kmt-per-year) may be fully curtailed due to uneconomical power rates.

Flat-Rolled Products

	2009	2008	2007
Third-party aluminum shipments (kmt)	1,831	2,221	2,358
Third-party sales	$6,069	$8,966	$9,349
Intersegment sales	113	218	248
Total sales	$6,182	$9,184	$9,597
ATOI	$(49)	$(3)	$178

This segment’s principal business is the production and sale of aluminum plate, sheet, and foil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the transportation, building and construction, and distribution markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Approximately one-third of the third-party sales in this segment consist of RCS, while the remaining two-thirds of third-party sales are derived from sheet and plate and foil used in industrial markets. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Third-party sales for the Flat-Rolled Products segment declined 32% in 2009 compared with 2008. The decrease was primarily due to a drop in prices, attributable to unfavorable changes in the variable components of certain customer contracts, and a reduction in volumes across most businesses, both of which were mostly the result of weak end markets in Europe and North America, and unfavorable foreign currency movements due to a weaker euro and Australian dollar. Third-party sales for this segment decreased 4% in 2008 compared with 2007. The decline was principally due to lower volumes across all businesses, mainly the result of weak end markets in North America and Europe, partially offset by positive foreign currency movements, mostly due to a stronger euro, and a favorable pricing and product mix.

ATOI for the Flat-Rolled Products segment fell $46 in 2009 compared with 2008, primarily as a result of reduced volumes across most businesses, the previously mentioned drop in prices, and an increase in depreciation expense as a result of the new coating line commissioned in Samara (Russia) and the new flat-rolled product facility in Bohai (China). All of these items were mostly offset by procurement and overhead cost savings and favorable foreign currency movements due to a stronger U.S. dollar. ATOI for this segment declined $181 in 2008 compared with 2007, mainly the result of continued higher direct materials, energy, and other cost increases and lower volumes across all businesses, partially offset by favorable pricing and product mix.

In 2010, continued benefits from cost savings initiatives are anticipated while higher energy costs are expected. Also, can sheet volumes are expected to decline significantly in North America, the largest market for can sheet, due to a change in pricing strategy, which will allow cost increases to be passed on to customers. The decision to reduce volumes, particularly in the first quarter, will provide longer-term profitability for this business. Further, management continues to explore divestiture alternatives for the remaining Global Foil business (the Sabiñánigo, Spain and Shanghai, China plants were sold in late 2009).

Engineered Products and Solutions

	2009	2008	2007
Third-party aluminum shipments (kmt)	180	257	290
Third-party sales	$4,689	$6,199	$5,834
ATOI	$315	$533	$435

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

Third-party sales for the Engineered Products and Solutions segment declined 24% in 2009 compared with 2008. The decrease was mostly due to lower volumes (aluminum and nonaluminum) across all businesses because of weak end markets, lower pricing in the building and construction sector, and unfavorable foreign currency movements due to a weaker euro. Third-party sales for this segment increased 6% in 2008 compared with 2007. The improvement was primarily due to higher demand in the aerospace and industrial gas turbine markets; favorable pricing in the building and construction market; positive foreign currency movements due to a stronger euro; and the addition of two fastener businesses acquired in early 2008; all of which was partially offset by significant volume declines in the commercial transportation market.

ATOI for the Engineered Products and Solutions segment fell 41% in 2009 compared with 2008, principally the result of lower volumes across all businesses and lower pricing, partially offset by procurement and overhead cost savings realized in all businesses. ATOI for this segment climbed 23% in 2008 compared with 2007, mainly due to continued strong demand and productivity improvements in the aerospace and industrial gas turbine markets, favorable foreign currency movements due to a stronger euro, and the positive contribution of the acquired fastener businesses, all of which was somewhat offset by significantly lower volumes in the commercial transportation market.

In 2010, continued benefits from cost savings initiatives are anticipated; however, weak end markets and destocking in the aerospace fastener and industrial gas turbine markets are expected to continue. Also, management continues to explore divestiture alternatives for the Transportation Products Europe business.

Packaging and Consumer

	2009	2008	2007
Third-party aluminum shipments (kmt)	-	19	157
Third-party sales	$-	$516	$3,288
ATOI	$-	$11	$148

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

Reconciliation of ATOI to Consolidated Net (Loss) Income Attributable to Alcoa

Items required to reconcile segment ATOI to consolidated net (loss) income attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	2009	2008	2007
Total segment ATOI	$(234)	$2,199	$3,162
Unallocated amounts (net of tax):
Impact of LIFO	235	(7)	(24)
Interest income	12	35	40
Interest expense	(306)	(265)	(261)
Noncontrolling interests	(61)	(221)	(365)
Corporate expense	(304)	(328)	(388)
Restructuring and other charges	(155)	(693)	(201)
Discontinued operations	(166)	(303)	(250)
Other	(172)	(491)	851
Consolidated net (loss) income attributable to Alcoa	$(1,151)	$(74)	$2,564

The significant changes in the reconciling items between total segment ATOI and consolidated net loss attributable to Alcoa for 2009 compared with 2008 consisted of:

•

a $242 change in the Impact of LIFO due to lower prices for alumina and metal, both of which were driven by a significant drop in LME prices, and reductions in LIFO inventory quantities, which caused a partial liquidation of the lower cost LIFO inventory base;

•

a $41 increase in Interest expense, primarily due to a 10% higher average debt level, mostly the result of $575 in convertible notes issued in March 2009 and increased borrowings on loans in Brazil (began in April 2008) related to the Juruti, São Luís, and Estreito growth projects; and a significant increase in the amortization of debt costs, mainly due to a $66 beneficial conversion option related to the convertible notes and $43 in fees paid for the $1,900 364-day senior unsecured revolving credit facility (entered into in October 2008 and expired in October 2009); both of which were slightly offset by a decrease in the weighted average interest rate of Alcoa’s debt portfolio;

•

a $160 decrease in Noncontrolling interests, principally due to lower earnings at AWAC, mainly driven by a significant drop in realized prices, somewhat offset by the gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the absence of the impact of the 2008 gas outage in Western Australia;

•

a $24 decline in Corporate expense, primarily due to reductions in labor costs, mainly as a result of implemented severance programs; and decreases in expenses for travel, contractors and consultants, information technology, and various other administrative items as part of Alcoa’s cost reduction initiatives; all of which was partially offset by an increase in deferred compensation, mostly the result of the plans’ improved performance;

•

a $538 change in Restructuring and other charges, reflecting, in 2009, $20 in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business; $12 for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and the remainder for the layoff of approximately 6,600 employees to address the impact of the global economic downturn on Alcoa’s businesses and a related curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions, asset impairments, accelerated depreciation and lease termination costs for shutdown facilities, and reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances; compared with, in 2008, $372 in asset impairments to reflect the estimated fair values of Alcoa’s investment in Sapa AB and the Global Foil and Transportation Products Europe businesses, as a result of management’s decision to divest these assets; a $32 loss on the sale of the Packaging and Consumer businesses; and the remainder for the layoff of approximately 6,200 employees, additional asset impairments, and other exit costs due to the global economic downturn and curtailed operations, and the reversal of previously recorded costs, slightly more than half of which related to a shutdown facility;

•

a $137 change in Discontinued operations, reflecting a $124 loss on the divestiture of the wire harness and electrical portion of the EES business, a $13 loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures in 2009, compared with asset impairments of $162 to reflect the estimated fair value of the EES business and a net operating loss of $141, which included restructuring charges of $39 for headcount reductions of approximately 6,200 and a charge of $16 for obsolete inventory, for EES in 2008; and

•

a $319 change in Other, mainly due to income tax benefits related to the difference in the consolidated effective tax rate and tax rates applicable to the segments, including various discrete income tax items, favorable foreign currency movements due to a stronger U.S. dollar, and a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture, all of which was partially offset by a $118 realized loss on the sale of the Shining Prospect investment and the absence of a 2008 negotiated partial refund of an indemnification payment ($24).

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for 2008 compared with 2007 consisted of:

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

•

a $144 decrease in Noncontrolling interests, mostly due to lower earnings at AWAC, attributed primarily to significant cost increases for raw materials and energy, unfavorable foreign currency movements due to a weaker U.S. dollar, and the impact of the gas outage in Western Australia;

•	a $60 decline in Corporate expense, principally due to the absence of transaction costs related to the 2007 offer for Alcan Inc. ($30);

•

a $492 change in Restructuring and other charges, reflecting, in 2008, $372 in asset impairments to reflect the estimated fair values of Alcoa’s investment in Sapa AB and the Global Foil and Transportation Products Europe businesses, as a result of management’s decision to divest these assets; a $32 loss on the sale of the Packaging and Consumer businesses; and the remainder for the layoff of approximately 6,200 employees, additional asset impairments, and other exit costs due to the global economic downturn and curtailed operations, and the reversal of previously recorded costs, slightly more than half of which related to a shutdown facility; compared with, in 2007, $174 in asset impairments associated with a strategic review of the Packaging and Consumer and Automotive Castings businesses; a $23 reduction to the original impairment charge recorded in 2006 related to the estimated fair value of the soft alloy extrusion business; and the remainder for the layoff of approximately 400 employees, asset impairments of various other businesses and facilities, other exit costs, primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the 2006 Restructuring Program, and reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances;

•	a $53 change in Discontinued operations, mainly due to a $51 higher net operating loss of the EES business; and

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

Environmental Matters

See the Environmental Matters section of Note N to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Liquidity and Capital Resources

Alcoa takes a very disciplined approach to cash management and strengthening of its balance sheet. In 2009, management continued to face the significant challenge of maintaining this approach while providing the Company with the necessary liquidity to operate effectively due to the global economic downturn.

In response to changes in the economic markets across the globe in the second half of 2008, management initiated the following actions to conserve cash and preserve liquidity: greater scrutiny over the daily management of Alcoa’s cash position; higher risk tolerance on raw materials with lower minimum order quantities and lower carrying levels; targeted headcount reductions across the globe; a global salary and hiring freeze; suspension of the existing share repurchase program; and the addition of a new 364-day $1,900 revolving credit facility (expired in October 2009). A number of changes were also made to Alcoa’s capital expenditures strategy as follows: capital expenditure approval levels were lowered dramatically; growth projects were halted where it was deemed economically feasible; and all non-critical capital expenditures were stopped. Capital expenditures are deemed critical if they maintain Alcoa’s compliance with the law, keep a facility operating, or satisfy customer requirements if the benefits outweigh the costs. The planned sale or shutdown of various businesses contributed positively to Alcoa’s liquidity position in 2009.

In March 2009, Alcoa announced an additional series of operational and financial actions to significantly improve the Company’s cost structure and liquidity. Operational actions included procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions included a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds.

Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs. For a discussion of long-term liquidity, see Contractual Obligations and Off-Balance Sheet Arrangements.

Cash from Operations

Cash from operations in 2009 was $1,365 compared with $1,234 in 2008, resulting in an increase of $131, or 11%. The improvement of $131 is principally related to a $1,639 cash inflow associated with working capital, $395 in lower pension contributions, and a positive change of $103 in noncurrent assets and noncurrent liabilities, all of which was mostly offset by significantly lower earnings (including the effects of non-cash income and expenses) and $147 in cash used for discontinued operations. The components of the change in working capital were as follows: a $443 decrease in receivables, primarily as a result of lower sales across all businesses and heightened collection efforts; a $1,611 reduction in inventories, mostly due to lower levels of inventory on-hand in response to a significant drop in demand, curtailed production at Alcoa’s refineries and smelters, and reduced costs for certain raw materials; a $223 decline in prepaid expenses and other current assets; a $653 decrease in accounts payable, trade, principally the result of fewer purchasing needs and declining commodity prices; a $187 increase in accrued expenses, mainly driven by a charge related to a recent European Commission decision on electricity pricing for smelters; and a decline of $172 in taxes, including income taxes, mostly due to the change from an operating income position to an operating loss position.

In 2010, Alcoa estimates that a payment in the range of $300 to $500 will be required related to the aforementioned European Commission decision. Additionally, Alcoa expects to receive a U.S. federal income tax refund of $300 to $350 for the carryback of its 2009 net operating loss to the 2007 and 2006 tax years.

Cash from operations in 2008 was $1,234 compared with $3,111 in 2007, resulting in a decrease of $1,877, or 60%. The decline of $1,877 was primarily due to a decrease in earnings (including the effects of non-cash income and expenses); a $779 cash outflow associated with working capital; $201 in higher pension contributions; and the absence of $93 in cash received on a long-term aluminum supply contract. These cash outflows were slightly offset by $97 in cash provided from discontinued operations. The components of the $779 change in working capital are as follows: a $142 increase in receivables, primarily as a result of improved sales from most businesses not classified as held for sale; a $522 increase in inventories, mostly due to higher costs of raw materials and other inputs; a $37 decline in prepaid expenses and other current assets; a $156 decrease in accounts payable, trade; a $209 decrease in accrued expenses; and a $213 increase in taxes, including taxes on income.

Financing Activities

Cash provided from financing activities was $37 in 2009 compared with cash provided from financing activities of $1,478 in 2008 and cash used for financing activities of $1,538 in 2007.

The source of cash in 2009 was primarily due to $1,049 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $394 in borrowings under loans that support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; net proceeds of $876 from the issuance of 172.5 million shares of common stock; and net cash received from noncontrolling interests of $340, principally related to Alumina Limited’s share of AWAC; all of which was mostly offset by a $1,535 decrease in outstanding commercial paper, partly due to tightening in the credit markets and a reduction in market availability as a result of the change in Alcoa’s credit ratings in early 2009; $228 in dividends paid to shareholders; a $292 net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s $1,900 364-day senior unsecured revolving credit facility in early 2009 and $255 in new loans to support Alcoa Alumínio’s export operations was borrowed and repaid during 2009), mostly the result of repayments of working capital loans in Spain and Asia and a $155 decrease in accounts payable settlement arrangements; and payments on long-term debt of $156, including $97 related to the loans in Brazil for growth projects.

The source of cash in 2008 was principally the result of $2,253 in additions to long-term debt, mainly driven by net proceeds of $1,489 from the July 2008 public debt offering and $721 in borrowings under the loans in Brazil for growth projects; a $679 increase in outstanding commercial paper to support operations and capital spending; net cash received from noncontrolling interests of $348, principally related to Alumina Limited’s share of AWAC; and $177 in proceeds from employees exercising their stock options; all of which was partially offset by $1,082 for the repurchase of common stock; $556 in dividends paid to shareholders; payments on long-term debt of $204, mainly due to a repayment of $150 for 6.625% Notes due March 2008; and a $96 net change in short-term borrowings, mostly the result of a $78 decrease in accounts payable settlement arrangements.

The use of cash in 2007 was primarily due to $2,496 for the repurchase of common stock; payments on long-term debt of $873, primarily related to the January 2007 purchase of $333 of outstanding 4.25% Notes due August 2007 and the repayment of the remaining $459 of outstanding 4.25% Notes in August 2007; a $617 decrease in outstanding commercial paper, mostly due to the repayment of commercial paper with proceeds from the issuance of new long-term debt; and $590 in dividends paid to shareholders; all of which was partially offset by $2,050 in additions to long-term debt, principally due to proceeds of $1,994 from the issuance of new 5.55% Notes due 2017, 5.9% Notes due 2027, and 5.95% Notes due 2037; $835 in proceeds from employees exercising their stock options; and net cash received from noncontrolling interests of $106, principally related to Alumina Limited’s share of AWAC.

Alcoa maintains a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,250 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. In order to maintain the Credit Facility, Alcoa pays a fee of 0.125% per annum, based on Alcoa’s long-term debt ratings as of December 31, 2009, of the total commitment.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on LIBOR loans will be 0.475% per annum based on Alcoa’s long-term debt ratings as of December 31, 2009. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Agreement includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

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

In July 2008, Alcoa increased the capacity of the Credit Facility by $175 as provided for under the Credit Agreement. In October 2008, Lehman Commercial Paper Inc. (LCPI), a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the Credit Facility, excluding LCPI’s commitment, is $3,275.

There were no amounts outstanding under the Credit Facility at December 31, 2009 and 2008.

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

Also in January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with LCPI, as administrative agent, and Lehman Brothers Commercial Bank (LBCB), as lender. RCA-2 provided a $1,000 senior unsecured revolving credit facility (RCF-2), which would have matured on January 31, 2009. In October 2008, LCPI filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. As a result, in October 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008. To Alcoa’s knowledge, LBCB did not file for bankruptcy protection.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provided a $1,150 senior unsecured revolving credit facility (RCF-3), which matured on October 12, 2009. In October and November 2008, Alcoa increased the capacity of RCF-3 by $500 and $250, respectively, as provided for under RCA-3. Alcoa paid a total of $43 in financing costs, which were deferred and amortized to interest expense over the term of the facility, for the initial capacity under RCF-3 and for the $750 in increased capacity. In early 2009, Alcoa borrowed $1,300 under RCF-3 to support its operations during the global economic downturn. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of convertible notes and common stock. There were no amounts outstanding under RCF-3 at December 31, 2008.

In March 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of December 31, 2009 and 2008, $2,075 and $1,500, respectively, in senior debt securities were issued under the current shelf registration statement.

On February 10, 2009, Standard and Poor’s Ratings Services (S&P) changed its long-term debt rating of Alcoa from BBB+ to BBB- and its short-term debt rating from A-2 to A-3. S&P’s rating report stated that the changes in Alcoa’s ratings reflect uncertainties regarding the length and depth of the ongoing economic downturn; expectations of a long, slow economic recovery; S&P’s belief that Alcoa’s credit metrics will deteriorate significantly during 2009; and S&P’s concerns regarding Alcoa’s liquidity position. S&P removed all ratings from negative creditwatch; however, the current outlook remains negative based on expected weak earnings in 2009 and weak credit metrics based on the new S&P ratings. The report further stated that the ratings reflect Alcoa’s strong business position as one of the largest integrated aluminum producers in the world, with broad product, business, and geographic diversity and efficient alumina operations.

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

On December 21, 2009, Moody’s changed their current outlook from stable to rating under review for both long-term and short-term debt of Alcoa. Moody’s review reflects Alcoa’s announcement that it signed an agreement to enter into a joint venture to develop a new industrial complex in Saudi Arabia, comprised of a bauxite mine, alumina refinery, aluminum smelter, and rolling mill, which will require the Company to spend approximately $900 over a four-year period. The potential for further delay in balance sheet improvement and debt reduction as a result of this investment, given Moody’s expectation for only slow recovery in the aluminum industry and in Alcoa’s earnings, was a consideration prompting this review. The review also results from the slower than anticipated (by Moody’s) recovery in earnings generation through 2009 by Alcoa despite higher than anticipated aluminum prices together with the more moderate pace of improvement in debt protection metrics, debt reduction, and balance sheet strength.

On February 13, 2009, Fitch Ratings (Fitch) changed its long-term debt rating of Alcoa from BBB to BBB- and its short-term debt rating from F2 to F3. Fitch’s rating report stated that the changes in Alcoa’s ratings reflect lower earnings coupled with higher than expected debt levels resulting in higher financial leverage. Fitch also changed the current outlook from stable to negative. The report further stated that the ratings reflect Alcoa’s leading position in the industry, its strength in low-cost alumina production, and the operating flexibility afforded by the scope of the Company’s operations.

Investing Activities

Cash used for investing activities was $721 in 2009 compared with $2,410 in 2008 and $1,625 in 2007.

The use of cash in 2009 was mainly due to $1,622 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $59), 68% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $181 in additions to investments, mostly for $83 in available-for-sale securities held by Alcoa’s captive insurance program and an $80 interest in a new joint venture in the Kingdom of Saudi Arabia; and a net cash outflow of $65 for the divestiture of assets and businesses, including a cash outflow of $204 for the EES business, cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA, and a cash inflow of $20 for the sale of the Shanghai (China) foil plant; all of which was partially offset by $1,031 from sales of investments, mostly related to the receipt of $1,021 for the sale of the Shining Prospect investment; and a net cash inflow of $112 from acquisitions, mainly due to $97 from the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and $18 from the Elkem/Sapa AB exchange transaction.

The use of cash in 2008 was principally due to $3,438 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $241), 58% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, Estreito hydroelectric power project, and flat-rolled products projects in Bohai (China) and Russia; $1,303 in additions to investments, mostly related to the $1,200 investment made in Shining Prospect Pte. Ltd. to acquire common stock of Rio Tinto plc; and $417 in acquisitions for the purchase of two aerospace fastener manufacturing businesses ($276), the buyout of outstanding noncontrolling interests in Bohai ($79) and Russia ($15), and a contingent payment made to Camargo Corrêa Group related to the 2003 acquisition of 40.9% of Alcoa Alumínio S.A. ($47); all of which was partially offset by $2,710 in proceeds from the sale of assets and businesses, mostly due to the $2,651 in net proceeds from the sale of the businesses within the former Packaging and Consumer segment.

The use of cash in 2007 was primarily due to $3,636 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $274), 64% of which related to growth projects, including the Iceland smelter, Mosjøen anode facility in Norway, São Luís refinery expansion, Juruti bauxite mine development, Estreito hydroelectric power project, and flat-rolled products projects in Bohai and Russia; and $131 in additions to investments, mostly due to various hydroelectric power projects in Brazil, a natural gas pipeline in Australia, and available-for-sale securities held by Alcoa’s captive insurance program; all of which was partially offset by $2,011 from sales of investments, mostly related to the $1,942 in proceeds received from the sale of the Chalco investment; and $183 in proceeds from the sale of assets and businesses, principally due to cash received from the sales of a mine in Texas ($70) and the Automotive Castings business ($33).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. Alcoa is required to make future payments under various contracts, including long-term purchase obligations, debt agreements, and lease agreements. Alcoa also has commitments to fund its pension plans, provide payments for postretirement benefit plans, and finance capital projects. As of December 31, 2009, a summary of Alcoa’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2010	2011-2012	2013-2014	Thereafter
Operating activities:
Energy-related purchase obligations	$18,674	$1,239	$2,283	$2,052	$13,100
Raw material purchase obligations	2,412	905	839	278	390
Other purchase obligations	364	61	130	131	42
Operating leases	1,027	224	397	180	226
Interest related to total debt	5,039	566	984	789	2,700
Estimated minimum required pension funding	2,530	100	1,280	1,150	-
Postretirement benefit payments	2,705	285	580	560	1,280
Layoff and other restructuring payments	226	159	36	31	-
Deferred revenue arrangements	140	8	16	16	100
Uncertain tax positions	64	-	-	-	64
Financing activities:
Total debt	9,777	842	1,545	2,341	5,049
Dividends to shareholders	-	-	-	-	-
Investing activities:
Capital projects	1,271	586	476	209	-
Payments related to acquisitions	-	-	-	-	-
Totals	$44,229	$4,975	$8,566	$7,737	$22,951

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

Interest related to total debt is based on interest rates in effect as of December 31, 2009 and is calculated on debt with maturities that extend to 2037. The effect of outstanding interest rate swaps, which are accounted for as fair value hedges, are included in interest related to total debt. As of December 31, 2009, these hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018. As the contractual interest rates for certain debt and interest rate swaps are variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The minimum required cash outlays for pension funding are estimated to be $100 for 2010 and $610 for 2011 (see Note Y to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K). The increase in the projected funding is the result of a reduction in available pension funding credits from 2010 to 2011. The funding estimate is $670 for 2012, $620 for 2013 and $530 for 2014. The expected pension contributions in 2010 and later reflect the impacts of the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. Pension contributions are expected to decline beginning in 2015 if all actuarial assumptions are realized and remain the same in the future. Postretirement benefit payments are expected to approximate $300 annually, net of the estimated subsidy receipts related to Medicare Part D, and are reflected in the preceding table through 2019. Alcoa has determined that it is not practicable to present pension funding and postretirement benefit payments beyond 2014 and 2019, respectively.

Layoff and other restructuring payments primarily relate to severance costs and are expected to be paid within one year. Amounts scheduled to be paid beyond one year are related to ongoing site remediation work, special termination benefit payments, and lease termination costs.

Deferred revenue arrangements require Alcoa to deliver alumina over the specified contract period through 2027. While these obligations are not expected to result in cash payments, they represent contractual obligations for which the Company would be obligated if the specified product deliveries could not be made.

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2009. The total amount of uncertain tax positions is included in the “Thereafter” column as the company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Obligations for Financing Activities

Total debt amounts in the preceding table represent the principal amounts of all outstanding debt, including short-term borrowings and long-term debt. Maturities for long-term debt extend to 2037.

Alcoa has historically paid quarterly dividends on its preferred and common stock. Including dividends on preferred stock, Alcoa paid $228 in dividends to shareholders during 2009. Because all dividends are subject to approval by Alcoa’s Board of Directors, amounts are not included in the preceding table until such authorization has occurred. As of December 31, 2009, there were 974,378,820 and 546,024 shares of outstanding common stock and preferred stock, respectively. The annual preferred stock dividend is at the rate of $3.75 per share. In March 2009, Alcoa decreased its annual common stock dividend from $0.68 per share to $0.12 per share, which began with the dividend paid on May 25, 2009, as part of a series of operational and financial actions taken to significantly improve Alcoa’s liquidity position.

Obligations for Investing Activities

Capital projects in the preceding table only include amounts approved by management as of December 31, 2009. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is anticipated that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $1,000 in 2010.

In December 2009, Alcoa signed an agreement to enter into a joint venture to develop a new industrial complex in the Kingdom of Saudi Arabia, comprised of a bauxite mine, alumina refinery, aluminum smelter, and rolling mill, which will require the Company to spend approximately $900 over a four-year period (2010 through 2013). This amount is not reflected in the preceding table, as estimates of amounts per year are still being determined.

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

Off-Balance Sheet Arrangements. As of December 31, 2009, Alcoa has maximum potential future payments for guarantees issued on behalf of certain third parties of $378. These guarantees expire in 2015 through 2027 and relate to project financing for hydroelectric power projects in Brazil. Alcoa also has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others, which expire at various dates, that total $490 at December 31, 2009.

Alcoa has outstanding letters of credit in the amount of $273 as of December 31, 2009. These letters of credit relate primarily to workers’ compensation, derivative contracts, and leasing obligations, and expire at various dates, mostly in 2010. Alcoa also has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2010, was $140 at December 31, 2009.

Alcoa has a program to sell a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash. This program was renewed on October 29, 2009 and expires on October 28, 2010. In August 2008, Alcoa increased the capacity of this program from $100 to $250. As of December 31, 2009 and 2008, Alcoa derecognized $250 in Receivables from customers on the accompanying Consolidated Balance Sheet under this program. Alcoa services the customer receivables for the third-party at market rates; therefore, no servicing asset or liability was recorded.

Alcoa had an existing program with a different third-party to sell certain customer receivables. The sale of receivables under this program was conducted through a qualifying special purpose entity (QSPE) that was bankruptcy remote, and, therefore, was not consolidated by Alcoa. Effective August 31, 2008, Alcoa terminated this program and all outstanding customer receivables were collected by the QSPE through the end of 2008.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain judgments, estimates, and assumptions regarding uncertainties that affect the amounts reported in the Consolidated Financial Statements and disclosed in the accompanying Notes. Areas that require significant judgments, estimates, and assumptions include accounting for derivatives and hedging activities; environmental and litigation matters; asset retirement obligations; the testing of goodwill, equity investments, and properties, plants, and equipment for impairment; estimating fair value of businesses to be divested; pension plans and other postretirement benefits obligations; stock-based compensation; and income taxes.

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

A summary of the Company’s significant accounting policies is included in Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the Consolidated Financial Statements with useful and reliable information about the Company’s operating results and financial condition.

Derivatives and Hedging. Derivatives are held for purposes other than trading and are part of a formally documented risk management program. For derivatives designated as fair value hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. For derivatives designated as cash flow hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of both types of hedges are recorded in sales or other income or expense in the current period. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative are recorded in other income or expense.

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

Alcoa accounts for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded in other current and noncurrent assets and liabilities in the Consolidated Balance Sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive loss and are reclassified to sales, cost of goods sold, or other income or expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years.

If no hedging relationship is designated, the derivative is marked to market through earnings.

Cash flows from derivatives are recognized in the Statement of Consolidated Cash Flows in a manner consistent with the underlying transactions.

Environmental Matters. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation efforts are probable and the costs can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed periodically or sooner if significant changes in matters have occurred to determine if a change in the likelihood of an unfavorable outcome or the estimate of a loss is necessary.

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

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls, various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2009 ranges from less than $1 to $52 per structure (131 structures) in today’s dollars.

Goodwill. Goodwill is not amortized; instead, it is tested for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units (previously there were ten reporting units – the EES business was sold in 2009), of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Flat-Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,018) and Alcoa Power and Propulsion (APP) ($1,622) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,794). These amounts include an allocation of Corporate goodwill.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a discounted cash flow model (DCF model) to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each business with the assistance of valuation experts.

In 2009, the estimated fair values of all nine reporting units were in excess of their carrying values, resulting in no impairment. The impairments tests yielded similar results between 2009 and 2008, including a smaller excess for Primary Metals than had been the case historically. In 2008, the excess of the estimated fair value of Primary Metals over its carrying value was substantially less than in prior years due to the unprecedented decline in the LME price that occurred in the second half of the year. Historically, LME pricing levels and corresponding input costs (e.g., raw materials, energy) have generally trended in the same manner, resulting in relatively consistent cash margins over time. However, the decline in the LME price significantly outpaced any decreases in associated input costs, causing expected cash margins in the early years in the DCF model to be lower than normal and lower than long-term expectations. In 2009, the LME price increased gradually throughout the year and exceeded $2,000 (in whole dollars) per metric ton by the end of the year, resulting in higher undiscounted expected future cash flows for Primary Metals, as the historical trend between LME pricing levels and input costs began to return. However, Primary Metals’ WACC, the measure used by Alcoa to discount expected future cash flows, increased from 8.4% in 2008 to 10.4% in 2009, effectively negating the positive impact the rising LME price had on expected future cash flows. As a result, Primary Metals’ fair value continued to exceed its carrying value even though the excess has not yet returned to levels prior to 2008.

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

Equity investments. Alcoa invests in a number of privately-held companies, primarily through joint ventures and consortiums, which are accounted for on the equity method. The equity method is applied in situations where Alcoa has the ability to exercise significant influence, but not control, over the investee. Management reviews equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment from management to identify events or circumstances indicating that an equity investment is impaired. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s ability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.

Properties, Plants, and Equipment. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a DCF model. The determination of what constitutes an asset group and the associated estimated undiscounted net cash flows also require significant judgments.

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

Pension Plans and Other Postretirement Benefits. Liabilities and expenses for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). The interest rate used to discount future estimated liabilities is determined considering the interest rates available at year-end on debt instruments that could be used to settle the obligations of the plan. The impact on the liabilities of a change in the discount rate of 1/4 of 1% is approximately $340 and either a charge or credit of $16 to after-tax earnings in the following year. The long-term rate of return on plan assets is estimated by considering expected returns on current asset allocations, which is supported by historical actual returns, and is generally applied to a five-year average market value of assets. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would impact after-tax earnings by approximately $16 for 2010. In 2009, the expected long-term rate of return was reduced to 8.75% due to lower future expected market returns as a result of the global economic downturn. This was supported by the fact that for the first time in 20 years in 2008, the 10-year moving average of actual performance fell below 9%, even though the 20-year moving average continued to exceed 9%. In 2009, the 20-year moving average of actual performance fell below 9% for the first time in more than 15 years, but has continued to exceed 8.75%. The expected long-term rate of return on plan assets will be 8.75% in 2010.

In 2009, a net charge of $182 ($102 after-tax) was recorded in other comprehensive loss primarily due to a 25 basis point decrease in the discount rate, which was somewhat offset by the favorable performance of the plan assets and the recognition of actuarial losses and prior service costs. In 2008, a net charge of $2,181 ($1,374 after-tax) was recorded in other comprehensive loss primarily due to the decrease in the fair value of plan assets, which was somewhat offset by the decrease in the accumulated benefit obligation (as a result of a 20 basis-point increase in the discount rate) and the recognition of actuarial losses and prior service costs. Additionally, in both 2009 and 2008, a charge of $8 was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy.

Stock-based Compensation. Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of new stock options is estimated on the date of grant using a lattice-pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retirement-eligible employees. Compensation expense recorded in 2009, 2008, and 2007 was $87 ($58 after-tax), $94 ($63 after-tax), and $97 ($63 after-tax), respectively. Of this amount, $21, $19, and $19 in 2009, 2008, and 2007, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

On December 31, 2005, Alcoa accelerated the vesting of 11 million unvested stock options granted to employees in 2004 and on January 13, 2005. The 2004 and 2005 accelerated options had weighted average exercise prices of $35.60 and $29.54, respectively, and in the aggregate represented approximately 12% of Alcoa’s total outstanding options. The decision to accelerate the vesting of the 2004 and 2005 options was made primarily to avoid recognizing the related compensation expense in future earnings upon the adoption of a new accounting standard. The accelerated vesting of the 2004 and 2005 stock options reduced Alcoa’s after-tax stock option compensation expense in 2007 by $7.

Plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Related Party Transactions

Alcoa buys products from and sells products to various related companies, consisting of entities in which Alcoa retains a 50% or less equity interest, at negotiated arms-length prices between the two parties. These transactions were not material to the financial position or results of operations of Alcoa for all periods presented.

Recently Adopted Accounting Guidance

See the Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Recently Issued Accounting Guidance

See the Recently Issued Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7A.  Market Risks and Derivative Activities

See the Derivatives section of Note X to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Klaus Kleinfeld
Klaus Kleinfeld
President and Chief Executive Officer

/s/ Charles D. McLane, Jr.
Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive income (loss), and consolidated cash flows present fairly, in all material respects, the financial position of Alcoa Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the accompanying consolidated financial statements, effective January 1, 2009, the Company changed its accounting and reporting for noncontrolling interests, business combinations, and earnings per share.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2010

Alcoa and subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2009	2008	2007
Sales (Q)	$18,439	$26,901	$29,280
Cost of goods sold (exclusive of expenses below)	16,902	22,175	22,803
Selling, general administrative, and other expenses	1,009	1,167	1,444
Research and development expenses	169	246	238
Provision for depreciation, depletion, and amortization	1,311	1,234	1,244
Restructuring and other charges (D)	237	939	268
Interest expense (V)	470	407	401
Other income, net (O)	(161)	(59)	(1,920)
Total costs and expenses	19,937	26,109	24,478
(Loss) income from continuing operations before income taxes	(1,498)	792	4,802
(Benefit) provision for income taxes (T)	(574)	342	1,623
(Loss) income from continuing operations	(924)	450	3,179
Loss from discontinued operations (B)	(166)	(303)	(250)
Net (loss) income	(1,090)	147	2,929
Less: Net income attributable to noncontrolling interests	61	221	365
Net (Loss) Income Attributable to Alcoa	$(1,151)	$(74)	$2,564
Amounts Attributable to Alcoa Common Shareholders
(Loss) income from continuing operations	$(985)	$229	$2,814
Loss from discontinued operations	(166)	(303)	(250)
Net (loss) income	$(1,151)	$(74)	$2,564
Earnings per Share Attributable to Alcoa Common Shareholders (S)
Basic:
(Loss) income from continuing operations	$(1.06)	$0.27	$3.24
Loss from discontinued operations	(0.17)	(0.37)	(0.29)
Net (loss) income	$(1.23)	$(0.10)	$2.95
Diluted:
(Loss) income from continuing operations	$(1.06)	$0.27	$3.22
Loss from discontinued operations	(0.17)	(0.37)	(0.28)
Net (loss) income	$(1.23)	$(0.10)	$2.94

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2009	2008
Assets
Current assets:
Cash and cash equivalents (X)	$1,481	$762
Receivables from customers, less allowances of $70 in 2009 and $65 in 2008	1,529	1,883
Other receivables	653	708
Inventories (G)	2,328	3,238
Fair value of hedged aluminum	-	586
Prepaid expenses and other current assets	1,031	973
Total current assets	7,022	8,150
Properties, plants, and equipment, net (H)	19,828	17,455
Goodwill (E)	5,051	4,981
Investments (I)	1,061	1,915
Deferred income taxes (T)	2,958	2,688
Other noncurrent assets (J)	2,419	2,386
Assets held for sale (B)	133	247
Total Assets	$38,472	$37,822
Liabilities
Current liabilities:
Short-term borrowings (K and X)	$176	$478
Commercial paper (K and X)	-	1,535
Accounts payable, trade	1,954	2,518
Accrued compensation and retirement costs	925	866
Taxes, including income taxes	345	378
Fair value of derivative contracts	127	461
Other current liabilities	1,218	987
Long-term debt due within one year (K and X)	669	56
Total current liabilities	5,414	7,279
Long-term debt, less amount due within one year (K and X)	8,974	8,509
Accrued pension benefits (W)	3,163	2,941
Accrued postretirement benefits (W)	2,696	2,730
Other noncurrent liabilities and deferred credits (L)	2,605	1,901
Liabilities of operations held for sale (B)	60	130
Total liabilities	22,912	23,490
Commitments and contingencies (N)
Convertible securities of subsidiary (I)	40	-

Equity
Alcoa shareholders’ equity:
Preferred stock (R)	55	55
Common stock (R)	1,097	925
Additional capital	6,608	5,850
Retained earnings	11,020	12,400
Treasury stock, at cost	(4,268)	(4,326)
Accumulated other comprehensive loss	(2,092)	(3,169)
Total Alcoa shareholders’ equity	12,420	11,735
Noncontrolling interests	3,100	2,597
Total equity	15,520	14,332
Total Liabilities and Equity	$38,472	$37,822

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2009	2008	2007
Cash from Operations
Net (loss) income	$(1,090)	$147	$2,929
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	1,311	1,234	1,245
Deferred income taxes (T)	(596)	(261)	311
Equity loss (income), net of dividends	39	(48)	(116)
Restructuring and other charges (D)	237	939	268
Net gain from investing activities—asset sales (O)	(106)	(50)	(1,806)
Provision for doubtful accounts	16	31	14
Loss from discontinued operations (B)	166	303	250
Stock-based compensation (R)	87	94	97
Excess tax benefits from stock-based payment arrangements	-	(15)	(79)
Other	203	(237)	(81)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease in receivables	676	233	375
Decrease (increase) in inventories	1,258	(353)	169
Decrease (increase) in prepaid expenses and other current assets	126	(97)	(134)
(Decrease) increase in accounts payable, trade	(632)	21	177
(Decrease) in accrued expenses	(101)	(288)	(79)
(Decrease) increase in taxes, including income taxes	(144)	28	(185)
Cash received on long-term aluminum supply contract (F)	-	-	93
Pension contributions (W)	(128)	(523)	(322)
(Increase) in noncurrent assets	(203)	(242)	(282)
Increase in noncurrent liabilities	233	169	207
Decrease in net assets held for sale	27	16	24
Cash provided from continuing operations	1,379	1,101	3,075
Cash (used for) provided from discontinued operations	(14)	133	36
Cash provided from operations	1,365	1,234	3,111
Financing Activities
Net change in short-term borrowings (K)	(292)	(96)	94
Net change in commercial paper (K)	(1,535)	679	(617)
Additions to long-term debt (K)	1,049	2,253	2,050
Debt issuance costs (K)	(17)	(56)	(126)
Payments on long-term debt (K)	(156)	(204)	(873)
Proceeds from exercise of employee stock options (R)	-	177	835
Excess tax benefits from stock-based payment arrangements	-	15	79
Issuance of common stock (R)	876	-	-
Repurchase of common stock	-	(1,082)	(2,496)
Dividends paid to shareholders	(228)	(556)	(590)
Dividends paid to noncontrolling interests	(140)	(295)	(368)
Contributions from noncontrolling interests (I & M)	480	643	474
Cash provided from (used for) financing activities	37	1,478	(1,538)
Investing Activities
Capital expenditures	(1,617)	(3,413)	(3,614)
Capital expenditures of discontinued operations	(5)	(25)	(22)
Acquisitions, net of cash acquired (F and P)	112	(276)	(15)
Acquisitions of noncontrolling interests (F and P)	-	(141)	(3)
Proceeds from the sale of assets and businesses (F)	(65)	2,710	183
Additions to investments	(181)	(1,303)	(131)
Sales of investments (I)	1,031	72	2,011
Other	4	(34)	(34)
Cash used for investing activities	(721)	(2,410)	(1,625)
Effect of exchange rate changes on cash and cash equivalents	38	(23)	29
Net change in cash and cash equivalents	719	279	(23)
Cash and cash equivalents at beginning of year	762	483	506
Cash and cash equivalents at end of year	$1,481	$762	$483

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other compre- hensive loss	Noncontrolling interests	Total equity
Balance at December 31, 2006	$55	$925	$5,817	$11,066	$(1,999)	$(1,233)	$1,800	$16,431
Net income	-	-	-	2,564	-	-	365	2,929
Other comprehensive income	-	-	-	-	-	896	170	1,066
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.68 per share	-	-	-	(589)	-	-	-	(589)
Noncontrolling interest	-	-	-	-	-	-	(368)	(368)
Stock-based compensation (R)	-	-	97	-	-	-	-	97
Common stock issued: compensation plans (R)	-	-	(140)	-	1,055	-	-	915
Repurchase of common stock (R)	-	-	-	-	(2,496)	-	-	(2,496)
Contributions (M)	-	-	-	-	-	-	477	477
Purchase of equity from noncontrolling interest	-	-	-	-	-	-	(3)	(3)
Other	-	-	-	-	-	-	19	19
Balance at December 31, 2007	55	925	5,774	13,039	(3,440)	(337)	2,460	18,476
Net (loss) income	-	-	-	(74)	-	-	221	147
Other comprehensive loss	-	-	-	-	-	(2,832)	(362)	(3,194)
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.68 per share	-	-	-	(554)	-	-	-	(554)
Noncontrolling interest	-	-	-	-	-	-	(295)	(295)
Stock-based compensation (R)	-	-	94	-	-	-	-	94
Common stock issued: compensation plans (R)	-	-	(18)	-	196	-	-	178
Repurchase of common stock (R)	-	-	-	-	(1,082)	-	-	(1,082)
Contributions (M)	-	-	-	-	-	-	643	643
Purchase of equity from noncontrolling interest	-	-	-	-	-	-	(69)	(69)
Cumulative effect adjustment due to the adoption of accounting changes related to the measurement date of benefit plans, net of tax (W)	-	-	-	(9)	-	-	-	(9)
Other	-	-	-	-	-	-	(1)	(1)
Balance at December 31, 2008	55	925	5,850	12,400	(4,326)	(3,169)	2,597	14,332
Net (loss) income	-	-	-	(1,151)	-	-	61	(1,090)
Other comprehensive income	-	-	-	-	-	1,077	323	1,400
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.26 per share	-	-	-	(227)	-	-	-	(227)
Noncontrolling interests	-	-	-	-	-	-	(140)	(140)
Beneficial conversion option on convertible notes, net of tax (K)	-	-	43	-	-	-	-	43
Stock-based compensation (R)	-	-	87	-	-	-	-	87
Common stock issued: compensation plans (R)	-	-	(76)	-	58	-	-	(18)
Issuance of common stock (R)	-	172	704	-	-	-	-	876
Contributions (M)	-	-	-	-	-	-	440	440
Purchase of equity from noncontrolling interest	-	-	-	-	-	-	(179)	(179)
Other	-	-	-	-	-	-	(2)	(2)
Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss)

(in millions)

For the year ended December 31,	Alcoa Inc.			Noncontrolling Interests			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net (loss) income	$(1,151)	$(74)	$2,564	$61	$221	$365	$(1,090)	$147	$2,929
Other comprehensive income (loss), net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	(110)	(1,382)	506	8	(52)	19	(102)	(1,434)	525
Foreign currency translation adjustments	1,377	(1,457)	880	320	(311)	137	1,697	(1,768)	1,017
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	49	(432)	747	-	-	-	49	(432)	747
Net amount reclassified to earnings	381	-	(1,159)	-	-	-	381	-	(1,159)
Net change in unrealized gains (losses) on available-for-sale securities	430	(432)	(412)	-	-	-	430	(432)	(412)
Unrecognized (losses) gains on derivatives (X):
Net change from periodic revaluations	(609)	282	(69)	(5)	3	5	(614)	285	(64)
Net amount reclassified to earnings	(11)	157	(9)	-	(2)	9	(11)	155	-
Net unrecognized (losses) gains on derivatives	(620)	439	(78)	(5)	1	14	(625)	440	(64)
Total Other comprehensive income (loss), net of tax	1,077	(2,832)	896	323	(362)	170	1,400	(3,194)	1,066
Comprehensive (loss) income	$(74)	$(2,906)	$3,460	$384	$(141)	$535	$310	$(3,047)	$3,995

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts)

A. Summary of Significant Accounting Policies

Basis of Presentation. The Consolidated Financial Statements of Alcoa Inc. and subsidiaries (“Alcoa” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters. Certain amounts in previously issued financial statements were reclassified to conform to the 2009 presentation. See Note Q for additional information.

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

Management also evaluates whether an Alcoa entity or interest is a variable interest entity and whether Alcoa is the primary beneficiary. Consolidation is required if both of these criteria are met. Alcoa does not have any variable interest entities requiring consolidation.

Related Party Transactions. Alcoa buys products from and sells products to various related companies, consisting of entities in which Alcoa retains a 50% or less equity interest, at negotiated arms-length prices between the two parties. These transactions were not material to the financial position or results of operations of Alcoa for all periods presented.

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

Properties, Plants, and Equipment. Properties, plants, and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. For greenfield smelters and mines, the units of production method is used to record depreciation. The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

Segment	Structures	Machinery and equipment
Alumina	29	26
Primary Metals	35	21
Flat-Rolled Products	31	20
Engineered Products and Solutions	28	13

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

During 2008, Alcoa completed a review of the estimated useful lives of its alumina refining and aluminum smelting facilities. Such a review was performed because considerable engineering data and other information (readily available due to the construction of the Iceland smelter as well as various expansions and other growth projects in-process or completed over the two years prior to 2009) indicated that the useful lives of many of the assets in these businesses were no longer appropriate. As a result of this review, for the majority of its refining and smelting locations, Alcoa extended the useful lives of structures to an average of 26 and 32 years (previously 23 and 29 years), respectively, and machinery and equipment to an average of 27 and 20 years (previously 17 and 19 years), respectively.

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

The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008 for the alumina refining and aluminum smelting facilities and July 1, 2008 for the flat-rolled products facilities. In 2008, Depreciation, depletion, and amortization expense was $35 (after-tax and noncontrolling interests) less than it would have been had the depreciable lives not been extended. The effect of this change on both basic and diluted earnings per share was $0.04.

Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model (DCF model). The determination of what constitutes an asset group and the associated estimated undiscounted net cash flows also require significant judgments.

Goodwill and Other Intangible Assets. Goodwill is not amortized; instead, it is tested for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units (previously there were ten reporting units – the Electrical and Electronic Solutions business was sold in 2009 – see Notes B and F), of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Flat-Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,018) and Alcoa Power and Propulsion (APP) ($1,622) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,794). These amounts include an allocation of Corporate goodwill.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units.

Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ weighted average cost of capital (WACC) rate are estimated for each business with the assistance of valuation experts.

In 2009, the estimated fair values of all nine reporting units were in excess of their carrying values, resulting in no impairment. The impairments tests yielded similar results between 2009 and 2008, including a smaller excess for Primary Metals than had been the case historically. In 2008, the excess of the estimated fair value of Primary Metals over its carrying value was substantially less than in prior years due to the unprecedented decline in the LME price that occurred in the second half of the year. Historically, LME pricing levels and corresponding input costs (e.g., raw materials, energy) have generally trended in the same manner, resulting in relatively consistent cash margins over time. However, the decline in the LME price significantly outpaced any decreases in associated input costs, causing expected cash margins in the early years in the DCF model to be lower than normal and lower than long-term expectations. In 2009, the LME price increased gradually throughout the year and exceeded $2,000 (in whole dollars) per metric ton by the end of the year, resulting in higher undiscounted expected future cash flows for Primary Metals, as the historical trend between LME pricing levels and input costs began to return. However, Primary Metals’ WACC, the measure used by Alcoa to discount expected future cash flows, increased from 8.4% in 2008 to 10.4% in 2009, effectively negating the positive impact the rising LME price had on expected future cash flows. As a result, Primary Metals’ fair value continued to exceed its carrying value even though the excess has not yet returned to levels prior to 2008.

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

Intangible assets with indefinite useful lives are not amortized while intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

Segment	Software	Other intangible assets
Alumina	9	-
Primary Metals	10	40
Flat-Rolled Products	10	9
Engineered Products and Solutions	10	16

Equity investments. Alcoa invests in a number of privately-held companies, primarily through joint ventures and consortiums, which are accounted for on the equity method. The equity method is applied in situations where Alcoa has the ability to exercise significant influence, but not control, over the investee. Management reviews equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment from management to identify events or circumstances indicating that an equity investment is impaired. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s ability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.

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

Environmental Matters. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation efforts are probable and the costs can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share. The liability is periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. See Note N for additional information.

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed periodically or sooner if significant changes in matters have occurred to determine if a change in the likelihood of an unfavorable outcome or the estimate of a loss is necessary.

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

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Stock-Based Compensation. Alcoa recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of new stock options is estimated on the date of grant using a lattice-pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in January each year. As a result, a larger portion of expense will be recognized in the first and second quarters of each year for these retirement-eligible employees. Compensation expense recorded in 2009, 2008, and 2007 was $87 ($58 after-tax), $94 ($63 after-tax), and $97 ($63 after-tax), respectively. Of this amount, $21, $19, and $19 in 2009, 2008, and 2007, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

On December 31, 2005, Alcoa accelerated the vesting of 11 million unvested stock options granted to employees in 2004 and on January 13, 2005. The 2004 and 2005 accelerated options had weighted average exercise prices of $35.60 and $29.54, respectively, and in the aggregate represented approximately 12% of Alcoa’s total outstanding options. The decision to accelerate the vesting of the 2004 and 2005 options was made primarily to avoid recognizing the related compensation expense in future earnings upon the adoption of a new accounting standard. The accelerated vesting of the 2004 and 2005 stock options reduced Alcoa’s after-tax stock option compensation expense in 2007 by $7.

Plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

Derivatives and Hedging. Derivatives are held for purposes other than trading and are part of a formally documented risk management program. For derivatives designated as fair value hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. For derivatives designated as cash flow hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of both types of hedges are recorded in sales or other income or expense in the current period. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative are recorded in other income or expense.

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

Alcoa accounts for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded in other current and noncurrent assets and liabilities in the Consolidated Balance Sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive loss and are reclassified to sales, cost of goods sold, or other income or expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years.

If no hedging relationship is designated, the derivative is marked to market through earnings.

Cash flows from derivatives are recognized in the Statement of Consolidated Cash Flows in a manner consistent with the underlying transactions. See Notes K and X for additional information.

Foreign Currency. The local currency is the functional currency for Alcoa’s significant operations outside the U.S., except for certain operations in Canada, Brazil, Russia and Iceland, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Alcoa’s operations is made based on the appropriate economic and management indicators.

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

Discontinued Operations and Assets Held For Sale. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values are estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements. Depreciation, depletion, and amortization expense is not recorded on assets of businesses to be divested once they are classified as held for sale.

Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held for sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Consolidated Balance Sheet and to discontinued operations on the Statement of Consolidated Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Statement of Consolidated Operations. The Statement of Consolidated Cash Flows is also reclassified for assets and liabilities of operations held for sale and discontinued operations for all periods presented. Additionally, segment information does not include the assets or operating results of businesses classified as discontinued operations for all periods presented. Management does not expect any continuing involvement with these businesses following their divestiture, and these businesses are expected to be disposed of within one year.

For businesses classified as held for sale that do not qualify for discontinued operations treatment, the balance sheet and cash flow amounts are reclassified from their historical presentation to assets and liabilities of operations held for sale for all periods presented. The results of operations continue to be reported in continuing operations. The gains or losses associated with these divested businesses are recorded in restructuring and other charges on the Statement of Consolidated Operations. The segment information includes the assets and operating results of businesses classified as held for sale for all periods presented. Management expects that Alcoa will have continuing involvement with these businesses following their divestiture, primarily in the form of equity participation, or ongoing aluminum or other significant supply contracts.

Recently Adopted Accounting Guidance. On September 30, 2009, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

Fair Value Accounting—On January 1, 2008, Alcoa adopted changes issued by the FASB to the use of fair value accounting. These changes permit entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Alcoa already records available-for-sale securities and derivative contracts and hedging activities at fair value in accordance with existing guidance. The adoption of these changes had no impact on the Consolidated Financial Statements, as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On January 1, 2008, Alcoa adopted changes issued by the FASB to fair value accounting as it relates to financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on at least an annual basis. On January 1, 2009, Alcoa adopted these same changes for all other nonfinancial assets and nonfinancial liabilities (the difference in adoption dates was due to a change issued by the FASB on February 12, 2008 delaying the effective date of the fair value accounting changes for certain nonfinancial assets and nonfinancial liabilities). These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. For financial assets and financial liabilities, other than the required disclosures (see Note X), the adoption of these changes had no impact on the Consolidated Financial Statements. For nonfinancial assets and nonfinancial liabilities, the adoption of these changes had no impact on the Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Effective January 1, 2008, Alcoa adopted a change issued by the FASB on February 14, 2008 to the scope of the changes to fair value accounting that were adopted by Alcoa on January 1, 2008. This change resulted in the exclusion of existing guidance that addresses fair value measurements for purposes of lease classification or measurement, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value (see Business Combinations and Consolidation Accounting below), from the changes to fair value accounting. The adoption of this change had no impact on the Consolidated Financial Statements.

Effective September 30, 2008, Alcoa adopted changes issued by the FASB on October 10, 2008 for determining the fair value of a financial asset when the market for that asset is not active. These changes clarify the application of fair value accounting in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of these changes had no impact on the Consolidated Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Consolidated Financial Statements.

On October 1, 2009, Alcoa adopted changes issued by the FASB to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of these changes had no impact on the Consolidated Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than including the required disclosures in Alcoa’s Forms 10-Q, the adoption of these changes had no impact on the Consolidated Financial Statements (these disclosures were already required for annual reporting periods – see the Other Financial Instruments section of Note X).

On June 30, 2009, Alcoa adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Consolidated Financial Statements.

Business Combinations and Consolidation Accounting—On January 1, 2009, Alcoa adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the Consolidated Financial Statements. The presentation and disclosure requirements of these changes were applied retrospectively.

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes resulted in a charge of $18 ($12 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations for the write off of previously capitalized third-party costs related to potential business acquisitions. Also, this guidance was applied to an acquisition completed on March 31, 2009 (see Note F).

Effective January 1, 2009, Alcoa adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to an acquisition completed on March 31, 2009 (see Note F).

Derivative Instruments and Hedging Activities—On January 1, 2009, Alcoa adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see the Derivatives section of Note X), the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2008, Alcoa adopted changes issued by the FASB to the offsetting of amounts related to certain contracts. These changes permit entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, management elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. This guidance was applied retroactively for all financial statement periods presented. See the Derivatives section of Note X for the amounts of cash collateral netted against the fair value of derivative instruments.

On January 1, 2008, Alcoa adopted changes issued by the FASB involving the application of the shortcut method to certain hedging activities. These changes provide guidance on certain practice issues related to the application of the shortcut method by amending existing guidance with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying these changes to hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met this guidance as of their original inception. Management performed such an assessment and determined that the adoption of these changes had no impact on preexisting hedging arrangements. Alcoa will apply these changes to future hedging arrangements so designated.

Pension Plans and Other Postretirement Benefits—On December 31, 2009, Alcoa adopted changes issued by the FASB to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. Other than the required disclosures (see Note W), the adoption of these changes had no impact on the Consolidated Financial Statements.

Effective December 31, 2008, Alcoa adopted a change issued by the FASB in September 2006, among other changes that were previously adopted effective December 31, 2006, to accounting for defined benefit pension and other postretirement plans. This change requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The adoption of this change resulted in a charge of $9, which was recorded as an adjustment to December 31, 2008 retained earnings (see Note W).

On January 1, 2008, Alcoa adopted changes issued by the FASB to accounting for collateral assignment split-dollar life insurance arrangements. These changes require an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with existing guidance for accounting for postretirement benefits other than pensions or accounting for deferred compensation contracts if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive arrangement with the employee. This guidance also requires an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The adoption of these changes had no impact on the Consolidated Financial Statements.

Income Taxes—On January 1, 2007, Alcoa adopted changes issued by the FASB to accounting for income taxes. These changes prescribe a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Effective January 1, 2007, Alcoa adopted changes issued by the FASB on May 2, 2007 to accounting for income taxes. These changes provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of an uncertain tax position. This guidance clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on its technical merits and the statute of limitations remains open.

Other than the required disclosures (see Note T), the adoption of these changes had no impact on the Consolidated Financial Statements.

Other—On June 30, 2009, Alcoa adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Consolidated Financial Statements as management already followed a similar approach prior to the adoption of this new guidance (see Note Y).

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented (see Note S). The adoption of these changes resulted in a reduction of $0.01 for both basic and diluted earnings per share on income from continuing operations attributable to Alcoa common shareholders and net loss attributable to Alcoa common shareholders for the year ended December 31, 2008. These changes also resulted in a reduction of $0.03 for basic earnings per share on income from continuing operations attributable to Alcoa common shareholders and net income attributable to Alcoa common shareholders and a reduction of $0.01 for diluted earnings per share on income from continuing operations attributable to Alcoa common shareholders and net income attributable to Alcoa common shareholders for the year ended December 31, 2007.

Recently Issued Accounting Guidance. In June 2009, the FASB issued changes to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for Alcoa on January 1, 2010. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In June 2009, the FASB issued changes to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for Alcoa on January 1, 2010. Management has determined that the adoption of these changes will result in a $250 increase to both Receivables from customers and Short-term borrowings on the Consolidated Balance Sheet. This amount relates to Alcoa’s existing accounts receivable securitization program, which is considered an off-balance sheet arrangement as of December 31, 2009 under existing accounting for transfers of financial assets. In consideration of this impact, management began negotiations in late 2009 to potentially amend the terms of its existing program in light of the new derecognition criteria.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis;

and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for Alcoa on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements, as Alcoa does not currently have any such arrangements with its customers.

B. Discontinued Operations and Assets Held for Sale

For all periods presented in the accompanying Statement of Consolidated Operations, the Electrical and Electronic Solutions (EES) business was classified as discontinued operations. There were no other active businesses classified as discontinued operations in the three-year period ended December 31, 2009.

In late 2008, Alcoa reclassified the EES business to discontinued operations based on the decision to divest the business. The Consolidated Financial Statements for all prior periods presented were reclassified to reflect the EES business in discontinued operations. The divestiture of the wire harness and electrical portion of the EES business was completed in June 2009 and the divestiture of the electronics portion of the EES business was completed in December 2009 (see Note F). The results of the Engineered Products and Solutions segment were reclassified to reflect the movement of the EES business into discontinued operations.

The following table details selected financial information for the businesses included within discontinued operations:

	2009	2008	2007
Sales	$306	$1,218	$1,468
Loss from operations before income taxes	$(221)	$(424)	$(333)
Benefit for income taxes	55	121	83
Loss from discontinued operations	$(166)	$(303)	$(250)

In 2009 and 2008, the loss from discontinued operations of $166 and $303, respectively, all related to the EES business. The $166 was comprised of a $129 ($168 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business, a $9 ($13 pretax) loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures. The $303 was comprised of asset impairments of $162 ($225 pretax) to reflect the estimated fair value of the EES business and a net operating loss of $141 ($199 pretax), which included restructuring charges of $39 ($53 pretax) for headcount reductions of approximately 6,200 and a charge of $16 ($25 pretax) for obsolete inventory. In 2007, the loss from discontinued operations of $250 consisted of a $243 loss related to the EES business, including severance charges of $36 ($53 pretax) for headcount reductions of approximately 5,900, as part of a strategic business review to restructure EES, and impairment charges of $93 ($133 pretax) for goodwill and $60 ($74 pretax) for various fixed assets, as the forecasted future earnings and cash flows of the EES business no longer supported the carrying values of such assets; an $11 loss related to working capital and other adjustments associated with the 2006 sale of the home exteriors business; and net operating income of $4 for other discontinued businesses.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business, the Transportation Products Europe business, and the Hawesville, KY automotive casting facility. Additionally, the assets and related liabilities of the EES business, the wireless component of the previously divested telecommunications business, and a small automotive casting business in the U.K. were classified as held for sale as of December 31, 2008.

In late 2008, Alcoa reclassified its Global Foil and Transportation Products Europe businesses to held for sale based on the decision to sell these businesses (see Note D). These two businesses do not qualify as discontinued operations because Alcoa may have significant continuing involvement with these businesses subsequent to their divestiture. The assets of the Flat-Rolled Products and Engineered Products and Solutions segments were reclassified to reflect the movement of the Global Foil and Transportation Products Europe businesses, respectively, into assets held for sale.

The major classes of assets and liabilities of operations held for sale are as follows:

December 31,	2009	2008
Assets:
Receivables	$41	$99
Inventories	26	102
Properties, plants, and equipment	45	30
Other assets	21	16
Assets held for sale	$133	$247
Liabilities:
Accounts payable, trade	$25	$101
Accrued expenses	35	28
Other liabilities	-	1
Liabilities of operations held for sale	$60	$130

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

The following table details the carrying value of recorded AROs by major category (of which $38 and $29 was classified as a current liability as of December 31, 2009 and 2008, respectively):

December 31,	2009	2008
Spent pot lining disposal	$196	$155
Closure of bauxite residue areas	136	89
Mine reclamation	101	45
Landfill closure	17	11
Other	3	2
	$453	$302

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2009	2008
Balance at beginning of year	$302	$311
Accretion expense	18	15
Payments	(26)	(35)
Liabilities incurred	119	41
Translation and other	40	(30)
Balance at end of year	$453	$302

In addition to the above AROs, certain CAROs related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage, and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, PCBs, various process residuals, solid wastes, electronic equipment waste, and various other materials. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2009 ranges from less than $1 to $52 per structure (131 structures) in today’s dollars.

D. Restructuring and Other Charges

Restructuring and other charges for each of the three years in the period ended December 31, 2009 were comprised of the following:

	2009	2008	2007
Asset impairments	$54	$670	$214
Layoff costs	186	183	35
Other exit costs	37	109	47
Reversals of previously recorded layoff and other exit costs*	(40)	(23)	(28)
Restructuring and other charges	$237	$939	$268
*	Reversals of previously recorded layoff and other exit costs resulted from changes in facts and circumstances that led to changes in estimated costs.

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2009 Restructuring Program. In 2009, Alcoa recorded Restructuring and other charges of $237 ($151 after-tax and noncontrolling interests), which were comprised of the following components: $177 ($121 after-tax and noncontrolling interests) for the layoff of approximately 6,600 employees (2,980 in the Engineered Products and Solutions segment; 2,190 in the Flat-Rolled Products segment; 1,080 in the Primary Metals segment; 180 in the Alumina segment; and 170 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions (see Note W); $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business and $13 ($11 after-tax) in other asset impairments; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations (see Note A) and net costs of $19 ($10 after-tax and noncontrolling interests) for various other items, such as accelerated depreciation and lease termination costs for shutdown facilities; and $40 ($29 after-tax and noncontrolling interests) for reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances.

As of December 31, 2009, approximately 4,400 of the 6,600 employees were terminated. Cash payments of $62 were made against the 2009 Restructuring Program layoff reserves in 2009.

2008 Restructuring Program. In late 2008, Alcoa took specific actions to reduce costs and strengthen its portfolio, partly due to the economic downturn. Such actions included targeted reductions, curtailments, and plant closures and consolidations, which will reduce headcount by approximately 5,300, resulting in layoff charges of $138 ($98 after-tax and noncontrolling interests), asset impairments of $156 ($88 after-tax and noncontrolling interests), and other exit costs of $58 ($57 after-tax). The significant components of these actions were as follows:

– As a result of market conditions, the Primary Metals segment reduced production by 483 thousand metric tons (kmt) and the Alumina segment reduced production by a total of 1,500 kmt (fully implemented in early 2009; further reductions occurred later in 2009). These production curtailments as well as targeted reductions will result in the elimination of approximately 1,110 positions totaling $23 in layoff costs. Asset impairments of $116 related to these two segments were also recognized, including the write off of $84 in engineering costs related to a 1,500 kmt planned expansion of Jamalco’s Clarendon, Jamaica refinery.

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

– The Engineered Products and Solutions segment was restructured through the following actions:

•	Exiting of the Auto Cast Wheel business, through the closure of the only remaining facility, which employed approximately 270, by June 2009 for severance costs of $2;

•

Consolidation of operations in the Building and Construction Systems business to maximize operating efficiencies and align capacity with the decline in the commercial building and construction markets, resulting in severance charges of $6 for the elimination of approximately 400 positions;

•	Alignment of production with demand across the Power and Propulsion business, resulting in the reduction of approximately 250 positions for a cost of $6;

•

Optimization of the Global Hard Alloy Extrusion operations, resulting in severance charges of $13 for a headcount reduction of approximately 240 and asset impairments of $3 (previously reported as part of the Flat-Rolled Products segment – see Note Q);

•	Other severance charges of $8 for the elimination of approximately 250 positions, asset impairments of $13, and other exit costs of $1.

– In order to reduce overhead serving various businesses, approximately 130 positions will be eliminated at Corporate, resulting in severance charges of $14 and other exits costs of $3.

In addition to the above actions, Alcoa intends to sell its Global Foil (the Sabiñánigo, Spain and Shanghai, China plants were sold in late 2009 – see Note F) and Transportation Products Europe businesses in order to streamline its portfolio. As a result of this decision, the assets and related liabilities of the Global Foil and Transportation Products Europe businesses were classified as held for sale (see Note B). Asset impairments of $129 ($100 after-tax) and $52 ($49 after-tax) were recognized to reflect the estimated fair values of the Global Foil and Transportation Products Europe businesses, respectively. Also, Alcoa and Orkla ASA agreed to exchange their stakes in the Sapa AB and Elkem Aluminium ANS joint ventures (see Note F and I). This portfolio action resulted in an impairment charge of $333 ($223 after-tax) to reflect the estimated fair value of Alcoa’s investment in Sapa AB.

Earlier in 2008, Alcoa recorded $48 ($31 after-tax) in charges, which consisted of $44 ($29 after-tax) for the layoff of approximately 870 employees and related curtailment of postretirement benefits and $4 ($2 after-tax) for other exit costs, associated with the complete production curtailment of the Rockdale, TX smelter (267 kmt) due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. Also during 2008, Alcoa recorded a loss of $43 ($32 after-tax) on the sale of its Packaging and Consumer businesses (see Note F). The remaining net charges in 2008 were comprised of $1 ($1 after-tax and noncontrolling interests) for layoff related to a reduction in headcount of approximately 30, $4 for other exit costs ($6 after-tax), and $23 ($15 after-tax and noncontrolling interests) for reversals of previously recorded costs, slightly more than half of which related to the reversal of a reserve related to a shutdown facility.

As of December 31, 2009, approximately 5,900 of the 6,200 employees were terminated. Cash payments of $112 and $7 were made against the 2008 Restructuring Program layoff reserves in 2009 and 2008, respectively.

2007 Restructuring Program. In 2007, Alcoa recorded Restructuring and other charges of $268 ($201 after-tax and noncontrolling interests), which were comprised of the following components: $257 ($174 after-tax) in asset impairments associated with a strategic review of certain businesses; a $62 ($23 after-tax) reduction to the original impairment charge recorded in 2006 related to the estimated fair value of the soft alloy extrusion business, which was contributed to a joint venture effective June 1, 2007 (see Note I); and $73 ($50 after-tax and noncontrolling interests) in net charges comprised of layoff charges of $35 ($26 after-tax and noncontrolling interests) related to the elimination of approximately 400 positions and asset impairments of $19 ($12 after-tax) of various other businesses and facilities, other exit costs of $47 ($31 after-tax and noncontrolling interests), primarily for accelerated depreciation associated with the shutdown of certain facilities in 2007 related to the 2006 Restructuring Program, and reversals of previously recorded layoff and other exit costs of $28 ($19 after-tax and noncontrolling interests) due to normal attrition and changes in facts and circumstances.

In April 2007, Alcoa announced it was exploring strategic alternatives for the potential disposition of the businesses within the Packaging and Consumer segment and the Automotive Castings business. In September 2007, management completed its review of strategic alternatives and determined that the best course of action was to sell the Packaging and Consumer and Automotive Castings businesses. As a result of this decision, the assets and related liabilities of the Packaging and Consumer and Automotive Castings businesses were classified as held for sale. Alcoa recorded impairment charges of $215 ($140 after-tax) related to the Packaging and Consumer businesses and $68 ($51 after-tax) for the Automotive Castings business to reflect the write-down of the carrying value of the assets of these businesses to their respective estimated fair values. In addition, Alcoa recorded a $464 discrete income tax charge related to goodwill associated with the planned sale of the Packaging and Consumer businesses that would have been non-deductible for tax purposes under the transaction structure contemplated at the time. In November 2007, Alcoa completed the sale of the Automotive Castings business and recognized a loss of $4 ($2 after-tax) (see Note F). In December 2007, Alcoa agreed to sell the Packaging and Consumer businesses for $2,700 in cash, and reduced the impairment charge by $26 ($17 after-tax) and the discrete income tax charge by $322 as a result of the structure of the agreed upon sale (this sale was completed in 2008 – see Note F).

As of December 31, 2008, the terminations associated with the 2007 restructuring program were essentially complete. Cash payments of $1 and $20 were made against the 2007 Restructuring Program layoff reserves in 2009 and 2008, respectively.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating Restructuring and other charges to such results would have been as follows (prior period amounts presented were revised to reflect a change in segments – see Note Q):

	2009	2008	2007
Alumina	$5	$89	$-
Primary Metals	30	94	(2)
Flat-Rolled Products	65	273	56
Engineered Products and Solutions	64	104	67
Packaging and Consumer	-	45	189
Segment total	164	605	310
Corporate	73	334	(42)
Total restructuring and other charges	$237	$939	$268

Activity and reserve balances for restructuring charges are as follows (the amounts in the table below include activity for the EES business because the related reserve balances were not included in liabilities of operations held for sale – see Note B):

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2006	$153	$40	$193
2007:
Cash payments	(101)	(13)	(114)
Restructuring charges	88	22	110
Other*	(25)	(7)	(32)
Reserve balances at December 31, 2007	115	42	157
2008:
Cash payments	(91)	(19)	(110)
Restructuring charges	236	65	301
Other*	(9)	(11)	(20)
Reserve balances at December 31, 2008	251	77	328
2009:
Cash payments	(203)	(18)	(221)
Restructuring charges	186	13	199
Other*	(74)	(6)	(80)
Reserve balances at December 31, 2009	$160	$66	$226
*	Other includes reversals of previously recorded restructuring charges. In 2009, Other for layoff costs includes a reduction of $26 for reserves related to the wire harness and electrical portion of the EES business as Platinum Equity assumed these obligations (see Note F).

The remaining reserves are expected to be paid in cash during 2010, with the exception of approximately $65 to $70, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Goodwill and Other Intangible Assets

The following table details the changes in the carrying amount of goodwill:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Corporate*	Total
Balance at December 31, 2007:
Goodwill	$17	$938	$191	$2,332	$1,349	$4,827
Accumulated impairment losses	-	-	-	(28)	-	(28)
	17	938	191	2,304	1,349	4,799
Acquisition of businesses	-	-	30	248	57	335
Translation	(2)	(6)	(31)	(78)	(43)	(160)
Other adjustments	-	(1)	12	3	(7)	7
Balance at December 31, 2008:
Goodwill	15	931	202	2,505	1,356	5,009
Accumulated impairment losses	-	-	-	(28)	-	(28)
	15	931	202	2,477	1,356	4,981
Acquisition of businesses	-	-	-	(2)	-	(2)
Translation	2	8	7	29	35	81
Other adjustments	-	-	1	-	(10)	(9)
Balance at December 31, 2009:
Goodwill	17	939	210	2,532	1,381	5,079
Accumulated impairment losses	-	-	-	(28)	-	(28)
	$17	$939	$210	$2,504	$1,381	$5,051
*	As of December 31, 2009, $1,356 of the amount reflected in Corporate is allocated to each of Alcoa’s four reportable segments ($165 to Alumina, $855 to Primary Metals, $62 to Flat-Rolled Products, and $274 to Engineered Products and Solutions) included in the table above for purposes of impairment testing (see Note A). This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the four reportable segments.

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, are as follows:

December 31, 2009	Gross carrying amount	Accumulated amortization
Computer software	$944	$(487)
Patents and licenses	148	(73)
Other intangibles	78	(42)
Total amortizable intangible assets	1,170	(602)
Indefinite-lived trade names and trademarks	22	-
Total other intangible assets	$1,192	$(602)

December 31, 2008	Gross carrying amount	Accumulated amortization
Computer software	$872	$(398)
Patents and licenses	150	(68)
Other intangibles	73	(41)
Total amortizable intangible assets	1,095	(507)
Indefinite-lived trade names and trademarks	22	-
Total other intangible assets	$1,117	$(507)

Computer software consists primarily of software costs associated with an enterprise business solution (EBS) within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2009, 2008, and 2007 was $84, $76, and $74, respectively, and is expected to be in the range of approximately $90 to $100 annually from 2010 to 2014.

F. Acquisitions and Divestitures

2009 Acquisitions. In March 2009, Alcoa completed a non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s (Orkla) 50% stake in the Elkem Aluminium ANS joint venture (Elkem). As a result of this transaction, Elkem is now owned 100% by Alcoa and Sapa AB is now owned 100% by Orkla. Prior to the completion of the exchange transaction, Alcoa accounted for its investments in Sapa AB and Elkem on the equity method and the carrying values were $475 and $435, respectively, at December 31, 2008. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt and the anode plant in Mosjøen in which Alcoa already held an 82% stake. These three facilities employed approximately 700 workers combined. The addition of the two smelters and anode plant (supports Norway and Iceland operations) strengthens Alcoa’s leadership position within the aluminum industry. The assets and liabilities of Elkem were included in the Primary Metals segment beginning March 31, 2009 (the final amounts to be recorded will be based on valuation and other studies that have not yet been completed) and Elkem’s results of operations were reflected in this segment starting on April 1, 2009 (prior to this transaction, Alcoa’s existing 50% stake in Elkem was reflected as equity income in this segment). The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax), comprised of a $156 adjustment to the carrying value of Alcoa’s existing 50% interest in Elkem in accordance with fair value accounting and a $32 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture. The $188 gain was reflected in Other income, net on the accompanying Statement of Consolidated Operations, of which $156 ($112 after-tax) was reflected in the Primary Metals segment and $32 ($21 after-tax) was reflected in Corporate. The portion of the gain reflected in Corporate was because the original write-down of the 45.45% Sapa AB investment to its estimated fair value in December 2008 was reflected in Corporate (see Note D and I). At the time the exchange transaction was completed, Elkem had $18 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

In June 2009, Alcoa completed an acquisition of a fasteners business located in Mexico for $3. This transaction did not have a material impact on Alcoa’s Consolidated Financial Statements.

In July 2009, Alcoa World Alumina LLC (AWA LLC), a majority-owned subsidiary of Alcoa and part of Alcoa World Alumina and Chemicals, acquired a BHP Billiton (BHP) subsidiary that holds interests in four bauxite mines and one refining facility in the Republic of Suriname. These interests were part of joint ventures between AWA LLC’s wholly-owned subsidiary in Suriname (Suriname Aluminum Company LLC (Suralco)) and BHP’s subsidiary in which Suralco held a 55% stake and BHP’s subsidiary held a 45% stake. This acquisition strengthens Alcoa’s presence in Suriname and supports its overall growth strategy. In this transaction, in exchange for relinquishing BHP of any further obligations, liabilities, and responsibilities related to the joint ventures (certain of which could result in the recognition of charges in future periods), AWA LLC received direct ownership of the BHP subsidiary. This transaction was accounted for as an asset acquisition as it did meet the requirements to be accounted for as a business combination. Prior to the completion of this transaction, Suralco accounted for its 55% interest in the Suriname operations on the proportional consolidation method. The assets and liabilities of the former BHP subsidiary were included in the Alumina segment beginning July 31, 2009 and 100% of the results of the Suriname operations were reflected in this segment starting on August 1, 2009. This acquisition resulted in the addition of 993 kmt of alumina refining capacity (2,207 kmt is total refinery capacity – approximately 870 kmt is curtailed) to Alcoa’s global refining system. Alcoa recorded a gain of $92 ($36 after-tax and noncontrolling interest), which was reflected in Other income, net on the accompanying Statement of Consolidated Operations and was reflected in the Alumina segment’s results ($60 after-tax). At the time this transaction was completed, the BHP subsidiary had $97 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

2009 Divestitures. In June 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity effective June 1, 2009. Alcoa paid $200 to divest this portion of the EES business and recognized a loss of $129 ($168 pretax) in discontinued operations (see Note B) on the accompanying Statement of Consolidated Operations. The total cash payment was comprised of the agreed upon transaction price of $175 and working capital and other adjustments of $25 based on the provisions of the purchase agreement. This transaction is subject to certain post-closing adjustments as defined in the purchase agreement. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include the $200 as a cash outflow. The wire harness and electrical portion of the EES business generated sales of $1,114 in 2008 and, at the time of divestiture, had operations in 13 countries employing approximately 16,200 employees.

In December 2009, Alcoa completed the divestiture of the electronics portion of the EES business to Flextronics Inc. Alcoa paid $4 upon consummation of the transaction and recognized a loss of $9 ($13 pretax) in discontinued operations (see Note B) on the accompanying Statement of Consolidated Operations. This transaction is subject to certain post-closing adjustments as defined in the purchase agreement. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include this payment as a cash outflow. The electronics portion of the EES business generated sales of $104 in 2008 and, at the time of divestiture, had operations in four countries employing approximately 450 employees.

In late 2009, Alcoa completed the sale of two of its foil plants (Sabiñánigo, Spain and Shanghai, China), which were part of the Global Foil business, the assets and liabilities of which were classified as held for sale in 2008 (see Note B), to two separate buyers. Combined, these two transactions were sold for $20, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows, and resulted in a net loss of less than $1. The Sabiñánigo transaction is subject to certain post-closing adjustments as defined in the purchase agreement. These two locations generated sales of $169 in 2008 and, at the time of divestiture, had approximately 460 employees.

2008 Acquisitions. In March 2008, Alcoa acquired the remaining outstanding noncontrolling interest of four percent in the Belaya Kalitva fabricating facility in Russia for $15 in cash. Based on the allocation of the purchase price, Alcoa recorded $6 in goodwill, all of which is non-deductible for income tax purposes.

Also in March 2008, Alcoa acquired the stock of Republic Fastener Manufacturing Corporation (“Republic”) and Van Petty Manufacturing (“Van Petty”) from The Wood Family Trust for $276 in cash. The two aerospace fastener manufacturing businesses are located in Newbury Park, California, and employed a combined 240 people. Republic offers a wide variety of sheet metal and aerospace fasteners and Van Petty produces high performance precision aerospace fasteners, and, combined, the businesses had revenue of $51 in 2007. These businesses are included in the Engineered Products and Solutions segment. Based on the final purchase price allocation, $246 of goodwill was recorded for these transactions, all of which is deductible for income tax purposes.

Lastly in March 2008, Alcoa received formal approval from regulators in China for the acquisition of the 27% outstanding noncontrolling interest in Alcoa Bohai Aluminum Industries Company Limited. In May 2008, Alcoa completed the purchase of such noncontrolling interest for $79 in cash. Based on the final allocation of the purchase price, Alcoa recorded $24 in goodwill, all of which is non-deductible for income tax purposes.

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

2008 Divestitures. In February 2008, Alcoa completed the sale of its Packaging and Consumer businesses to Rank Group Limited (Rank). During 2008, Alcoa received $2,693 in cash in exchange for a combination of assets and shares of stock in certain subsidiaries and recognized a loss of $43 ($32 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D). The loss was mainly the result of changes in the net book value of the businesses, additional transaction costs, and various post-closing adjustments. Also, a net discrete income tax charge of $19 was recognized in 2008 primarily due to the allocation of the sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, changes in tax assumptions surrounding transaction costs, and the finalization of the divestiture of certain foreign locations. Furthermore, Alcoa paid Rank a net $42 as a result of working capital and certain other post-closing adjustments as defined in the sales agreement. This transaction is no longer subject to working capital and other post-closing adjustments. Alcoa will sell metal to Rank under a supply agreement that was entered into in conjunction with the sale agreement in December 2007. This metal supply agreement constitutes significant continuing involvement in the sold businesses by Alcoa, and, therefore, the results of operations of the Packaging and Consumer businesses were not classified as discontinued operations. The Packaging and Consumer segment generated sales of $3,288 in 2007 and had approximately 9,300 employees in 22 countries. This segment no longer contains any operations. The following is a description of the four businesses that were included in this segment:

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

2007 Acquisitions. In connection with the 2005 acquisition of the Belaya Kalitva and Samara fabricating facilities located in Russia, Alcoa entered into a long-term aluminum supply contract with the seller of these facilities and made a prepayment of $93. In January 2007, this $93 was repaid to Alcoa as provided for in the contract, and was reflected in the cash from operations section on the accompanying Statement of Consolidated Cash Flows. The long-term aluminum supply contract is still in place and none of the provisions of the contract changed due to the receipt of the $93.

In May 2007, Alcoa announced an offer to purchase all of the outstanding common shares of Alcan Inc. (Alcan), for a combination of cash and stock. In July 2007, Alcan’s board of directors agreed to recommend acceptance of a takeover offer by Rio Tinto plc, and Alcoa effectively withdrew its offer for Alcan due to said agreement. In 2007, Alcoa recorded $46 ($30 after-tax) in transaction costs (investment banking, legal, audit-related, and other third-party expenses) related to the offer for Alcan in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. In addition, Alcoa expensed $67 ($43 after-tax) in commitment fees, which were paid to secure an 18-month $30,000 senior unsecured credit facility associated with the offer for Alcan. The $67 in commitment fees was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

During 2007, Alcoa completed two acquisitions, including one for an outstanding noncontrolling interest in Russia, and made a final contingent payment related to its 2002 acquisition of Fairchild Fasteners (Fairchild), all for a total cash cost of $18. None of these transactions had a material impact on Alcoa’s Consolidated Financial Statements.

2007 Divestitures. In September 2007, Alcoa completed the sale of a lignite mine in Texas to TXU Mining Company LP for $140, which consisted of $70 in cash and a $70 note receivable due in 2009. No material gain or loss was recognized on the transaction. The cash proceeds were included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows and the note receivable was recorded in Other noncurrent assets on the Consolidated Balance Sheet. In conjunction with this transaction, Alcoa entered into a supply agreement with TXU Mining Company LP to supply lignite for use at Alcoa’s power plant in Rockdale, TX.

In November 2007, Alcoa completed the sale of its Automotive Castings business to Compass Automotive Group, LLC (Compass), a portfolio company of Monomoy Capital Partners, L.P. for $33 in cash, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. A loss of $72 ($53 after-tax) was recognized in Restructuring and other charges on the accompanying Statement of Consolidated Operations, of which $68 ($51 after-tax) was recorded as an impairment charge to reflect the write-down of the carrying value of the assets of the business to its estimated fair value (see Note D). This business produced cast aluminum components, including steering knuckles, swing arms and control arms through a Vacuum Riserless Casting/Pressure Riserless Casting (VRC/PRC) process. The Automotive Castings business employed approximately 530 employees and consisted of two operating locations, one in Fruitport, MI (the Michigan Casting Center) and one in Farsund, Norway (the Scandinavian Casting Center). This business generated approximately $150 in sales in 2006. Separately from the sale transaction, Alcoa entered into an agreement with Compass to supply metal to the Michigan Casting Center.

In 2008 and 2007, Alcoa made a $47 contingent payment related to a 2003 acquisition (see 2008 Acquisitions) and a contingent payment of $13 related to the Fairchild acquisition, respectively. These payments were recorded as adjustments to goodwill and were included in Acquisitions, net of cash acquired on the accompanying Statement of Consolidated Cash Flows in the respective periods. Alcoa is no longer subject to contingent payments related to the Fairchild acquisition. In connection with the 2005 acquisition of two fabricating facilities in Russia, Alcoa could be required to make additional contingent payments of approximately $85 through 2015 based upon the achievement of various financial and operating targets.

Pro forma results of the Company, assuming all acquisitions were made at the beginning of each period presented, would not have been materially different from the results reported.

G. Inventories

December 31,	2009	2008
Finished goods	$441	$747
Work-in-process	680	960
Bauxite and alumina	593	724
Purchased raw materials	359	575
Operating supplies	255	232
	$2,328	$3,238

At December 31, 2009 and 2008, 35% and 39% of total inventories, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $717 and $1,078 higher at December 31, 2009 and 2008, respectively. During the three-year period ended December 31, 2009, reductions in LIFO inventory quantities caused partial liquidations of the lower cost LIFO inventory base. These liquidations resulted in the recognition of income of $175 ($114 after-tax) in 2009, $38 ($25 after-tax) in 2008, and $31 ($20 after-tax) in 2007.

H. Properties, Plants, and Equipment, Net

December 31,	2009	2008
Land and land rights, including mines	$576	$447
Structures	10,542	7,825
Machinery and equipment	21,960	18,471
	33,078	26,743
Less: accumulated depreciation, depletion, and amortization	15,697	13,846
	17,381	12,897
Construction work-in-progress	2,447	4,558
	$19,828	$17,455

As of December 31, 2009 and 2008, the net carrying value of idled smelting assets was $710 and $453, representing 1,163 kmt and 807 kmt of idle capacity, respectively. Also, the net carrying value of idled refining assets was $157 as of December 31, 2009, representing 1,791 kmt of idle capacity.

I. Investments

December 31,	2009	2008
Equity investments	$953	$1,885
Other investments	108	30
	$1,061	$1,915

Equity Investments. As of December 31, 2009 and 2008, Equity investments included bauxite mining interests in Guinea and Brazil, hydroelectric power construction projects in Brazil (see Note N), a smelter operation in Canada, and a natural gas pipeline in Australia (see Note N). Also included in Equity investments as of December 31, 2009 was an investment in a new joint venture in Saudi Arabia. Additionally, Equity investments as of December 31, 2008 included a 45.45% investment in Sapa AB, a 50% investment in Elkem, and an 8.5% investment in Shining Prospect Pte. Ltd. (SPPL).

In December 2009, Alcoa and Saudi Arabian Mining Company (known as “Ma’aden”) entered into a 30-year joint venture shareholders’ agreement (automatic extension for an additional twenty years, unless the parties agree otherwise or unless earlier terminated) setting forth the terms for the development, construction, ownership, and operation of an integrated bauxite mine, alumina refinery, aluminum smelter, and rolling mill, in the Kingdom of Saudi Arabia. Specifically, the project to be developed by the joint venture will consist of: (i) a bauxite mine for the extraction of approximately 4,000 kmt of bauxite from the Al Ba’itha bauxite deposit near Quiba in the northern part of the Kingdom of Saudi Arabia; (ii) an alumina refinery with an initial capacity of 1,800 kmt; (iii) a primary aluminum smelter with an initial capacity of 740 kmt; and (iv) a rolling mill with initial capacity of 250 kmt, which may be increased to 460 kmt. The refinery, smelter, and rolling mill will be constructed in an industrial area at Ras Az Zawr on the east coast of the Kingdom of Saudi Arabia. The facilities will use critical infrastructure, including power generation derived from reserves of natural gas, as well as port and rail facilities, developed by the Government of the Kingdom of Saudi Arabia. First production from the smelter and rolling mill is anticipated in 2013, and first production from the mine and refinery is expected in 2014.

The joint venture will be owned 60% by Ma’aden and the other 40% will be controlled by Alcoa through a special-purpose vehicle (SPV). Through this SPV arrangement, Alcoa and Aluminum Financing Limited will each have a 20% economic interest in the joint venture. Aluminum Financing Limited’s investment is in the form of subordinated, participating convertible notes (the “Notes”), which have common equity rights in the SPV, issued by the SPV and will be converted into permanent equity at a future date based on certain conditions as defined in the underlying SPV agreement. The Notes contain put and call mechanisms under which Aluminum Financing Limited can require Alcoa to purchase, or Alcoa can require Aluminum Financing Limited to sell, its 20% interest during a certain period as defined in the SPV agreement. A portion of Alcoa’s 20% investment (related to the bauxite mine and alumina refinery) will be indirectly owned through an affiliate of Alcoa World Alumina and Chemicals, which is 40% owned by Alumina Limited.

Following the signing of the joint venture shareholders’ agreement, Alcoa paid Ma’aden $80 representing the initial investment of the 40% interest in the project. This investment was included in Additions to investments on the accompanying Statement of Consolidated Cash Flows. Aluminum Financing Limited’s 50% share of the $80 was reflected as Convertible securities of subsidiary on the accompanying Consolidated Balance Sheet and in Contributions from noncontrolling interests on the accompanying Statement of Consolidated Cash Flows. In 2010, Alcoa will be required to pay, at a minimum, an additional $55 representing the 40% interest’s pro rata share of certain agreed upon pre-incorporation costs incurred by Ma’aden before formation of the joint venture.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion), subject to the completion of detailed feasibility studies and environmental impact assessments. Of this amount, Alcoa and Aluminum Financing Limited will each invest approximately $900 over a four-year period and are responsible for their pro rata share of the joint venture’s project financing.

Power for the refinery, smelter, and rolling mill will be supplied under a gas allocation letter from Saudi Aramco, based on authorization of the Ministry of Petroleum and Mineral Resources of Saudi Arabia (the “Ministry of Petroleum”). The gas allocation letter provides for gas to be tolled and power to be supplied to the refinery, smelter, and rolling mill from an adjacent power and water desalination plant being constructed by the government of Saudi Arabia, with the major tolling elements fixed at cost. The gas allocation is contingent on the finalization of implementing contractual arrangements and on the achievement of certain milestones, as defined in the joint venture shareholders’ agreement, and includes possible penalties if the milestones are not met, including the following: (i) potential forfeiture of a $350 letter of credit required to be provided to the Ministry of Petroleum by Ma’aden (with Alcoa and Aluminum Financing Limited responsible for their pro rata share) to ensure completion of the refinery, (ii) potential forfeiture of the gas allocation if the smelter is not completed, and (iii) a potential requirement for the smelter to allocate 275 kmt of aluminum to other entities determined by the Ministry of Petroleum if the rolling mill is not constructed.

The parties subject to the joint venture shareholders’ agreement and the SPV agreement may not sell, transfer, or otherwise dispose of, pledge, or encumber any interests in the joint venture or SPV until certain milestones have been met as defined in both agreements. Under the joint venture shareholders’ agreement, upon the occurrence of an unremedied event of default by Alcoa, Ma’aden may purchase, or, upon the occurrence of an unremedied event of default by Ma’aden, Alcoa may sell, its interest for consideration that varies depending on the time of the default. Under the SPV agreement, upon the occurrence of an unremedied event of default by Aluminum Financing Limited, Alcoa may purchase its interest for consideration that varies depending on the time of the default, and, upon the occurrence of an unremedied event of default by Alcoa, Alcoa’s right to receive distributions will be suspended.

On February 1, 2008, Alcoa joined with the Aluminum Corporation of China (Chinalco) to acquire 12% of the U.K. common stock of Rio Tinto plc (RTP) for approximately $14,000. The investment was made through a special purpose vehicle called SPPL, which is a private limited liability company, created solely for the purpose of acquiring the RTP shares. The RTP shares were purchased by SPPL in the open market through an investment broker. On February 6, 2008, Alcoa contributed $1,200 of the $14,000 through the purchase of a Convertible Senior Secured Note (the “Note”) executed on January 30, 2008 by SPPL which was convertible into approximately 8.5% of the equity shares of SPPL. Alcoa’s investment in SPPL through the Note was in-substance an investment in common stock of SPPL. Additionally, investments of three to five percent or greater in limited liability companies that are essentially equivalent to partnerships are considered to be more than minor, and, therefore, are accounted for under the equity method. As a result, Alcoa accounted for its $1,200 investment in SPPL as an equity method investment. In 2008, Alcoa recorded $14 in equity income, which represents Alcoa’s share of the semiannual dividends that SPPL received as a shareholder of RTP. Also, Alcoa recorded an unrealized loss in other comprehensive income of $427 ($658 pretax) in 2008, representing its share of SPPL’s total unrealized loss related to the decrease in fair value of the RTP shares, which are accounted for as available-for-sale securities by SPPL.

On February 12, 2009, Alcoa and Chinalco entered into an agreement in which Chinalco redeemed the Note. Under this agreement, Alcoa received $1,021 in cash in three installments over a six-month period ending July 31, 2009. This amount was reflected in Sales of investments on the accompanying Statement of Consolidated Cash Flows. As a result of this transaction, Alcoa realized a loss of $182 ($118 after-tax), which was reflected in Other income, net on the accompanying Statement of Consolidated Operations, and reversed the unrealized loss that had been recognized in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet since the initial investment was made.

Effective June 1, 2007, Alcoa completed the formation of a joint venture with Orkla’s SAPA Group (Sapa) combining Alcoa’s soft alloy extrusion business (excluding three facilities each in the U.S. (separately sold or shutdown in 2007) and Brazil) with Sapa’s Profiles extruded aluminum business. The new joint venture was named Sapa AB, and, as of December 31, 2008, Alcoa’s ownership percentage in the joint venture was 45.45% and the carrying value of the investment was $475. The equity income from Alcoa’s ownership share was reflected in Corporate. Prior to June 1, 2007, the assets and liabilities of Alcoa’s soft alloy extrusion business were classified as held for sale.

In December 2008, Alcoa entered into an agreement with Orkla to exchange their stakes in the Sapa AB and Elkem joint ventures. As a result of this agreement, in 2008, Alcoa recorded a charge of $333 ($223 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations to adjust the carrying value of its investment in Sapa AB to the estimated fair value (see Note D). This transaction was completed in March 2009 (see Note F).

Other Investments. As of December 31, 2009 and 2008, Other investments included $105 and $27, respectively, in exchange-traded fixed income and equity securities, which are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income. Unrealized and realized gains and losses related to these securities were immaterial in 2009 and 2008.

J. Other Noncurrent Assets

December 31,	2009	2008
Intangibles, net (E)	$590	$610
Prepaid pension benefit (W)	94	122
Prepaid gas transmission contract	288	217
Cash surrender value of life insurance	453	394
Other	994	1,043
	$2,419	$2,386

K. Debt

Long-Term Debt.

December 31,	2009	2008
7.375% Notes, due 2010	$511	$511
6.5% Notes, due 2011	584	584
6% Notes, due 2012	517	517
5.375% Notes, due 2013	600	600
6% Notes, due 2013	750	750
5.25% Convertible Notes, due 2014	575	-
5.55% Notes, due 2017	750	750
6.5% Bonds, due 2018	250	250
6.75% Notes, due 2018	750	750
5.72% Notes, due 2019	750	750
5.87% Notes, due 2022	627	627
5.9% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes due 2037	625	625
BNDES Loans, due 2010-2029 (see below for weighted average rates)	1,075	546
Other*	354	380
	9,643	8,565
Less: amount due within one year	669	56
	$8,974	$8,509
*	Other includes various financing arrangements related to subsidiaries, unamortized debt discounts, a beneficial conversion feature related to the convertible notes (see below), and adjustments to the carrying value of long-term debt related to interest swap contracts accounted for as fair value hedges (see Note X).

The principal amount of long-term debt maturing in each of the next five years is $666 in 2010, $844 in 2011, $701 in 2012, $1,537 in 2013, and $804 in 2014.

2009 Activity—In March 2009, Alcoa issued $575 of 5.25% convertible notes due 2014 (the “convertible notes”) as senior debt securities under Alcoa’s shelf registration statement dated March 10, 2008. The issuance of the convertible notes included $75 related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the convertible notes were $13 and are being amortized to interest expense over the five-year term of the convertible notes.

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

The net proceeds from the convertible notes ($562) and the issuance of common stock (see Note R) were used to prepay the $1,300 outstanding under Alcoa’s 364-day revolving credit facility (see below). The remaining net proceeds were used for general corporate purposes.

In May 2009, Alumínio entered into two new loan agreements (the “Second Loans”) with BNDES (Brazil’s National Bank for Economic and Social Development) related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan agreement provides for a commitment of $321 (R$750), which is divided into six subloans, and is being used to pay for certain expenditures of the Juruti bauxite mine development. Interest on two of the subloans totaling $257 (R$600) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, 4.25% as of December 31, 2009, plus a weighted-average margin of 1.69%. Interest on four of the subloans totaling $64 (R$150) is a Brazil real rate of interest equal to BNDES’ long-term interest rate, 6.00% as of December 31, 2009, plus a weighted-average margin of 1.59%. As of December 31, 2009, Alumínio’s outstanding borrowings were $70 (R$122) and $24 (R$41) and the weighted-average interest rate was 5.94% and 7.59% for the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively. During 2009, Alumínio repaid early $56 (R$97) and $19 (R$33) of outstanding borrowings related to the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively.

The second loan agreement provides for a commitment of $86 (R$200), which is divided into four subloans, and is being used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans totaling $69 (R$160) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a weighted-average margin of 1.70%. Interest on two of the subloans totaling $17 (R$40) is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.70%. As of December 31, 2009, Alumínio’s outstanding borrowings were $33 (R$58) and $11 (R$19) and the weighted-average interest rate was 5.95% and 7.70% for the subloans totaling $69 (R$160) and the subloans totaling $17 (R$40), respectively.

Principal and interest on the Second Loans are payable monthly beginning in November 2010 and ending in April 2016. Prior to November 2010, interest is payable quarterly on borrowed amounts. The Second Loans may be repaid early without penalty with the approval of BNDES. Also, the Second Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower.

2008 Activity—In March 2008, Alumínio entered into two separate loan agreements (the “First Loans”) with BNDES related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan agreement provides for a commitment of $248 (R$500), which is divided into five subloans, and were used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans totaling $233 (R$470) is a Brazil real rate of interest equal to BNDES’ long-term interest rate, 6.00% and 6.25% as of December 31, 2009 and 2008, respectively, plus a weighted-average margin of 2.13%. Interest on the fifth subloan of $15 (R$30) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, 4.25% and 4.46% as of December 31, 2009 and 2008, respectively, plus a margin of 2.40%.

Principal and interest are payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling $233 (R$470) and beginning in November 2009 and ending in January 2015 for the subloan of $15 (R$30). Prior to these dates, interest is payable quarterly on borrowed amounts.

As of December 31, 2009, Alumínio’s outstanding borrowings were $253 (R$442) and $15 (R$25) and the weighted-average interest rate was 8.13% and 6.65% for the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. During 2009, Alumínio repaid $17 (R$30) of outstanding borrowings related to the subloans totaling $233 (R$470). As of December 31, 2008, Alumínio’s outstanding borrowings were $181 (R$433) and $15 (R$36) and the weighted-average interest rate was 8.38% and 6.86% for the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively.

The second loan agreement provides for a commitment of $374 (R$650), which is divided into three subloans, and were used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans totaling $339 (R$589) is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.99%. Interest on the third subloan of $35 (R$61) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a margin of 2.02%.

Principal and interest are payable monthly beginning in December 2009 and ending in February 2015 for the two subloans totaling $339 (R$589) and beginning in February 2010 and ending in April 2015 for the subloan of $35 (R$61). Prior to these dates, interest is payable quarterly on borrowed amounts.

As of December 31, 2009, Alumínio’s outstanding borrowings were $334 (R$581) and $35 (R$61) and the weighted-average interest rate was 7.99% and 6.27% for the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. During 2009, Alumínio repaid $5 (R$9) of outstanding borrowings related to the subloans totaling $339 (R$589). As of December 31, 2008, Alumínio’s outstanding borrowings were $218 (R$522) and $32 (R$78) and the weighted-average interest rate was 8.24% and 6.48% for the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively.

The First Loans may be repaid early without penalty with the approval of BNDES. Also, the First Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower.

In June 2008, Alumínio finalized certain documents related to another loan agreement with BNDES. This loan agreement provides for a commitment of $397 (R$687), which is divided into three subloans, and is being used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.48%. Principal and interest are payable monthly beginning in October 2011 and ending in September 2029 for two of the subloans totaling R$667 and beginning in January 2011 and ending in December 2016 for the subloan of R$20. This loan may be repaid early without penalty with the approval of BNDES. As of December 31, 2009 and 2008, Alumínio’s outstanding borrowings were $300 (R$523) and $100 (R$240) and the weighted-average interest rate was 7.52% and 7.77%, respectively.

Also in March 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of December 31, 2008, $1,500 in senior debt securities were issued under the current shelf registration statement.

In July 2008, Alcoa completed a public debt offering under its existing shelf registration statement (filed in March 2008) for $1,500 in new notes. The $1,500 is comprised of $750 of 6.00% Notes due 2013 (the “2013 Notes”) and $750 of 6.75% Notes due 2018 (the “2018 Notes” and, collectively with the 2013 Notes, the “Notes”). Alcoa received $1,489 in net proceeds from the public debt offering reflecting original issue discounts and the payment of financing costs. The net proceeds were used for general corporate purposes, including the reduction of outstanding commercial paper, purchases of outstanding common stock under the stock repurchase program, working capital requirements, and capital expenditures. The original issue discounts and financing costs were deferred and are being amortized to interest expense over the respective terms of the Notes. Interest on the Notes is paid semi-annually in January and July, which commenced in January 2009. Alcoa has the option to redeem the Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes at a redemption price specified in the Notes. The Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased. The Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

Also in July 2008, Alcoa entered into $800 of forward starting swaps to hedge interest rates in anticipation of the Notes issuances. The swaps hedged equal amounts of the 2013 Notes and the 2018 Notes ($400 each). These swaps were terminated in conjunction with the issuances of the Notes at a loss of $11. This loss is being amortized over the life of the Notes as additional interest expense.

Commercial Paper. Alcoa had no outstanding commercial paper at December 31, 2009. Outstanding commercial paper was $1,535 at December 31, 2008. Commercial paper matures at various times within one year and had an annual weighted average interest rate of 3.1%, 4.0%, and 5.4% during 2009, 2008, and 2007, respectively.

Alcoa maintains a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,250 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement.

In order to maintain the Credit Facility, Alcoa pays a fee of 0.125% per annum, based on Alcoa’s long-term debt ratings as of December 31, 2009, of the total commitment.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on LIBOR loans will be 0.475% per annum based on Alcoa’s long-term debt ratings as of December 31, 2009. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Agreement includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

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

There were no amounts outstanding under the Credit Facility at December 31, 2009 and 2008.

Short-Term Borrowings. Short-term borrowings were $176 and $478 at December 31, 2009 and 2008, respectively. These amounts included $81 and $236 at December 31, 2009 and 2008, respectively, related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and Alcoa makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Alcoa records imputed interest related to these arrangements as interest expense in the Statement of Consolidated Operations. The remaining amount of short-term borrowings represent working capital loans at various locations globally.

During 2009, Alumínio borrowed and repaid a total of $255 in new loans with a weighted-average interest rate of 5.25% and a weighted-average maturity of 276 days from six financial institutions. The purpose of these borrowings was to support Alumínio’s export operations over the short-term.

In January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-1) with two financial institutions. RCA-1 provided a $1,000 senior unsecured revolving credit facility (RCF-1), with a stated maturity of March 28, 2008. RCA-1 contained a provision that if there were amounts borrowed under RCF-1 at the time Alcoa received the proceeds from the sale of the Packaging and Consumer businesses, the company must use the net cash proceeds to prepay the amount outstanding under RCF-1. Additionally, upon Alcoa’s receipt of such proceeds, the lenders’ commitments under RCF-1 would be reduced by a corresponding amount, up to the total commitments then in effect under RCF-1, regardless of whether there was an amount outstanding under RCF-1. In February 2008, Alcoa borrowed $1,000 under RCF-1 and used the proceeds to reduce outstanding commercial paper and for general corporate purposes. Subsequent to the $1,000 borrowing, Alcoa completed the sale of its Packaging and Consumer businesses in February 2008 (see Note F). As a result, Alcoa also repaid the $1,000 under RCF-1 in February 2008, and the lenders’ commitments under RCF-1 were reduced to zero effectively terminating RCA-1.

Also in January 2008, Alcoa entered into a Revolving Credit Agreement (RCA-2) with LCPI, as administrative agent, and Lehman Brothers Commercial Bank (LBCB), as lender. RCA-2 provided a $1,000 senior unsecured revolving credit facility (RCF-2), which would have matured on January 31, 2009. In October 2008, LCPI filed for bankruptcy protection under section 11 of the United States Bankruptcy Code. As a result, in October 2008, Alcoa gave notice in accordance with the provisions of RCA-2 to permanently terminate in whole LBCB’s total commitments under RCF-2 effective October 30, 2008. To Alcoa’s knowledge, LBCB did not file for bankruptcy protection.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provided a $1,150 senior unsecured revolving credit facility (RCF-3), which matured on October 12, 2009. In October and November 2008, Alcoa increased the capacity of RCF-3 by $500 and $250, respectively, as provided for under RCA-3. Alcoa paid a total of $43 in financing costs, which were deferred and amortized to interest expense over the term of the facility, for the initial capacity under RCF-3 and for the $750 in increased capacity. In early 2009, Alcoa borrowed $1,300 under RCF-3 to support its operations during the global economic downturn. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of the convertible notes (see above) and common stock (see Note R). There were no amounts outstanding under RCF-3 at December 31, 2008.

L. Other Noncurrent Liabilities and Deferred Credits

December 31,	2009	2008
Deferred alumina and aluminum sales revenue	$132	$140
Environmental remediation (N)	280	277
Asset retirement obligations (C)	415	273
Fair value of derivative contracts (X)	802	360
Accrued compensation and retirement costs	308	267
Deferred income taxes (T)	376	321
Other	292	263
	$2,605	$1,901

M. Noncontrolling Interests

The following table summarizes the noncontrolling shareholders’ interests in the equity of Alcoa’s majority-owned consolidated subsidiaries:

December 31,	2009	2008
Alcoa of Australia	$1,272	$957
Alcoa World Alumina LLC	1,801	1,450
Mosjøen Anodes ANS	-	162
Other	27	28
	$3,100	$2,597

In 2009 and 2008, Alcoa received $440 and $643, respectively, in contributions from the noncontrolling shareholder of Alcoa of Australia and Alcoa World Alumina LLC. During 2007, Alcoa received $474 in contributions from noncontrolling shareholders related to interests in Australia, Norway, Russia, and China (an additional $3 was received in the form of a noncash contribution). In March 2009, Alcoa acquired the outstanding noncontrolling interest in Mosjøen Anodes ANS as part of the acquisition of Elkem (see Note F).

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

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009. No schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 and approximately $40 of expense (includes an interest cost component) annually, on average, for the next 11 years.

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

European Commission Matters. In July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extended the tariff that was in force until December 31, 2005 through November 19, 2009 (Alcoa incurred higher power costs of $23 pretax at its smelters in Italy between the tariff end date and December 31, 2009). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required during 2010. Alcoa is preparing to appeal this decision to the General Court of the EU and will pursue all substantive and procedural legal steps available to it to annul the EC’s decision, including seeking injunctive relief to suspend the effectiveness of the decision. After discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. This $250 charge was reflected in Cost of goods sold on the accompanying Statement of Consolidated Operations.

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

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $12 pretax (€8). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2010. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Environmental Matters. Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 31 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $307 and $316 at December 31, 2009 and December 31, 2008 (of which $27 and $39 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In 2009, the remediation reserve was increased by $25 due to a $15 reserve adjustment related to two sites in Italy discussed below and $10 associated with various sites. In 2008, the remediation reserve was increased by $69 due to $56 in reserve adjustments related to the Grasse River and former Vancouver property, both of which are discussed below, and $13 associated with various sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations in both periods. Payments related to remediation expenses applied against the reserve were $34 and $32 in 2009 and 2008, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

In late 2008, Alcoa started cleanup work on the Columbia River and discovered additional contamination and waste materials along the shoreline area and in upland areas. In addition, Evergreen presented additional cost estimates for contaminated areas that were discovered since March 2008.

As a result of all of the above items related to the former Vancouver site, Alcoa increased the environmental reserve by $16 in 2008.

While continuing the cleanup work on the Columbia River in early 2009, Alcoa discovered more contamination and waste materials, resulting in a $2 increase to the environmental reserve. Later in 2009, cleanup work was completed related to the Evergreen property, the Columbia River, and the upland portions of the Vancouver property. Alcoa submitted a final report on this cleanup work to the WDE near the end of 2009 satisfying the remediation requirements of the consent decree.

Fusina and Portovesme, Italy—In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l., from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Alcoa Trasformazioni S.r.l. appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l., Alumix’s successor, and Alcoa Trasformazioni S.r.l. agreed to a stay on the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement. In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continue related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which is expected to be formally presented to the MOE in 2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Additionally, due to new information derived from the site investigations conducted at Portovesme in 2009, Alcoa increased the reserve by $3.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $264 (R$460) and $182 (R$436) at December 31, 2009 and 2008, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $530 (R$920), which represents Alumínio’s investment and guarantees of debt as of December 31, 2009.

In 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained an environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2011. Total estimated project costs are approximately $2,100 (R$3,600) and Alumínio’s share is approximately $530 (R$920). As of December 31, 2009, Alumínio has contributed approximately $440 (R$770) towards the $530 commitment.

In early 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $580 (R$1,000) and Alumínio’s share is approximately $200 (R$350). Through March 31, 2009, Alumínio contributed approximately $130 (R$220) towards the $200 commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. As a result, the participants in this project will no longer be required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. Additionally, in May 2009, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110). This return of capital contributions was reflected in Additions to investments on the accompanying Statement of Consolidated Cash Flows. Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $89 (R$156) and $83 (R$200) at December 31, 2009 and 2008, respectively. Alcoa’s maximum exposure to loss on this project is approximately $200 (R$350), which represents Alumínio’s investment and guarantee of debt as of December 31, 2009.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $116 (A$151), including $31 (A$42) and $9 (A$12) in 2009 and 2008, respectively, and committed to invest an additional $29 (A$32) to be paid as the pipeline expands through 2011. In March 2008, additional equity contributions of $38 (A$40) were approved to support further expansion of the gas transmission capacity. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $430 (A$470) as of December 31, 2009.

Purchase Obligations. Alcoa is party to unconditional purchase obligations for energy that expire between 2012 and 2028. Commitments related to these contracts total $108 in 2010, $114 in 2011, $135 in 2012, $134 in 2013, $133 in 2014, and $2,258 thereafter. Expenditures under these contracts totaled $28 in 2009, $96 in 2008, and $110 in 2007. Additionally, Alcoa has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $2,097 in 2010, $1,603 in 2011, $1,400 in 2012, $1,096 in 2013, $1,098 in 2014, and $11,274 thereafter.

Operating Leases. Certain computer equipment, plant equipment, vehicles, and buildings are under operating lease agreements. Total expense from continuing operations for all leases was $249 in 2009, $275 in 2008, and $286 in 2007. Under long-term operating leases, minimum annual rentals are $224 in 2010, $210 in 2011, $187 in 2012, $104 in 2013, $76 in 2014, and $226 thereafter.

Letters of Credit. Alcoa has outstanding letters of credit primarily related to workers’ compensation, derivative contracts, and leasing obligations. The total amount committed under these letters of credit, which expire at various dates, mostly in 2010, was $273 at December 31, 2009.

Guarantees. Alcoa has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others. The total amount committed under these guarantees, which expire at various dates, was $490 at December 31, 2009. Alcoa has also issued guarantees of third-party obligations related to project financing for hydroelectric power projects in Brazil, which expire in 2015 through 2027, that total $378 at December 31, 2009.

Surety Bonds. Alcoa has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2010, was $140 at December 31, 2009.

O. Other Income, Net

	2009	2008	2007
Equity loss (income)	$14	$(41)	$(71)
Interest income	(18)	(53)	(61)
Dividend income	(1)	(1)	(31)
Foreign currency (gains) losses, net	(82)	74	26
Net gain from asset sales	(106)	(50)	(1,806)
Other, net	32	12	23
	$(161)	$(59)	$(1,920)

In 2009, Net gain from asset sales included a $188 gain related to the Elkem/Sapa AB exchange transaction (see Note F), a $182 loss on the sale of the SPPL investment (see Note I), and a $92 gain related to the acquisition of a BHP subsidiary (see Note F). In 2007, Net gain from asset sales included a $1,754 gain on the sale of Alcoa’s investment in the Aluminum Corporation of China Limited (Chalco). The dividend income in 2007 was virtually all related to Alcoa’s former stake in Chalco.

P. Cash Flow Information

Cash paid for interest and income taxes are as follows:

	2009	2008	2007
Interest, net of amount capitalized	$396	$335	$275
Income taxes, net of amount refunded	168	730	1,376

The details related to acquisitions are as follows:

	2009	2008	2007
Assets acquired	$389	$352	$19
Liabilities assumed	(294)	(5)	(3)
Noncontrolling interests acquired	-	70	3
Gain recognized	(92)	-	-
Cash paid	3	417	19
Less: cash acquired	115	-	1
Net cash (received) paid	$(112)	$417	$18

In 2007, Alcoa sold its Three Oaks Mine for $140, which consisted of $70 in cash and a $70 note receivable. The $70 in cash was reflected in the Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. The $70 note receivable was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash activity. In 2009, the note receivable was settled and was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows.

Q. Segment and Geographic Area Information

In May 2009, management approved the movement of Alcoa’s hard alloy extrusions business from the Flat-Rolled Products segment to the Engineered Products and Solutions segment. This move was made to capture market, customer, and manufacturer synergies through the combination of the hard alloy extrusions business with the power and propulsion and forgings businesses. Prior period amounts were reclassified to reflect this change.

Alcoa is primarily a producer of aluminum products. Aluminum and alumina represent more than three-fourths of Alcoa’s revenues. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s segments are organized by product on a worldwide basis. Segment performance under Alcoa’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Certain items such as the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses are excluded from segment ATOI. Segment assets exclude, among others, cash and cash equivalents, deferred income taxes, goodwill not allocated to businesses for segment reporting purposes, corporate fixed assets, LIFO reserves, and assets classified as held for sale related to discontinued operations.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note A). Transactions among segments are established based on negotiation among the parties. Differences between segment totals and Alcoa’s consolidated totals for line items not reconciled are in Corporate.

Alcoa’s products are used worldwide in packaging, transportation (including aerospace, automotive, truck, trailer, rail, and shipping), building and construction, oil and gas, defense, and industrial applications. Total export sales from the U.S. included in continuing operations were $1,678 in 2009, $2,732 in 2008, and $3,060 in 2007.

Alcoa’s operations consist of four worldwide reportable segments as follows (there were five such segments previous to 2009):

Alumina. This segment consists of Alcoa’s worldwide alumina system, including the mining of bauxite, which is then refined into alumina. Alumina is mainly sold directly to internal and external smelter customers worldwide or is sold to customers who process it into industrial chemical products. A portion of this segment’s third-party sales are completed through the use of agents, alumina traders, and distributors. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally.

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

Flat-Rolled Products. This segment’s principal business is the production and sale of aluminum plate, sheet, and foil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the transportation, building and construction, and distribution markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Approximately one-third of the third-party sales in this segment consist of RCS, while the remaining two-thirds of third-party sales are derived from sheet and plate and foil used in industrial markets. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Engineered Products and Solutions. This segment includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the distribution, aerospace, automotive, and commercial transportation markets. In 2008, the Electrical and Electronic Solutions business was classified as discontinued operations; therefore, all periods presented exclude the results of this business (this business was sold during 2009 – see Note F).

Packaging and Consumer. The businesses within this segment were sold to Rank in 2008; therefore, this segment no longer contains any operations (see Note F). Prior to the sale of these businesses, this segment included consumer, foodservice, and flexible packaging products; food and beverage closures; and plastic sheet and film for the packaging industry. The principal products in this segment included aluminum foil; plastic wraps and bags; plastic beverage and food closures; flexible packaging products; thermoformed plastic containers; and extruded plastic sheet and film. Consumer products were marketed under brands including Reynolds Wrap®, Diamond®, Baco®, and Cut-Rite®. Seasonal increases generally occurred in the second and fourth quarters of the year for such products as consumer foil and plastic wraps and bags, while seasonal slowdowns for closures generally occurred in the fourth quarter of the year. Products were generally sold directly to customers, consisting of supermarkets, beverage companies, food processors, retail chains, and commercial foodservice distributors.

The operating results and assets of Alcoa’s reportable segments, reclassified to exclude discontinued operations (see Note B), are as follows:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
2009
Sales:
Third-party sales	$2,161	$5,252	$6,069	$4,689	$-	$18,171
Intersegment sales	1,534	1,836	113	-	-	3,483
Total sales	$3,695	$7,088	$6,182	$4,689	$-	$21,654
Profit and loss:
Equity income (loss)	$8	$(26)	$-	$2	$-	$(16)
Depreciation, depletion, and amortization	292	560	227	177	-	1,256
Income taxes	(22)	(365)	48	139	-	(200)
ATOI	112	(612)	(49)	315	-	(234)
2008
Sales:
Third-party sales	$2,924	$8,021	$8,966	$6,199	$516	$26,626
Intersegment sales	2,803	3,927	218	-	-	6,948
Total sales	$5,727	$11,948	$9,184	$6,199	$516	$33,574
Profit and loss:
Equity income	$7	$2	$-	$-	$-	$9
Depreciation, depletion, and amortization	268	503	216	165	-	1,152
Income taxes	277	172	35	222	10	716
ATOI	727	931	(3)	533	11	2,199
2007
Sales:
Third-party sales	$2,709	$6,576	$9,349	$5,834	$3,288	$27,756
Intersegment sales	2,448	4,994	248	-	-	7,690
Total sales	$5,157	$11,570	$9,597	$5,834	$3,288	$35,446
Profit and loss:
Equity income	$1	$57	$-	$-	$-	$58
Depreciation, depletion, and amortization	267	410	227	163	89	1,156
Income taxes	340	542	92	192	68	1,234
ATOI	956	1,445	178	435	148	3,162

2009
Assets:
Capital expenditures	$763	$445	$108	$133	$-	$1,449
Equity investments	316	503	-	-	-	819
Goodwill	17	939	210	2,504	-	3,670
Total assets	9,092	11,815	4,440	5,349	-	30,866
2008*
Assets:
Capital expenditures	$1,589	$858	$600	$229	$8	$3,284
Equity investments	285	900	-	-	-	1,185
Goodwill	15	931	202	2,477	-	3,625
Total assets	7,800	12,239	5,419	5,855	-	31,313
*	In 2009, Alcoa changed two policies for segment reporting purposes related to certain assets that were previously included in Corporate. Assets classified as held for sale related to businesses that do not qualify as discontinued operations are now included within the segments. This change was made to align the assets with where the operating results of such businesses are reported. Amounts for the Flat-Rolled Products, Engineered Products and Solutions, and Packaging and Consumer segments were revised for 2008 to conform to the 2009 presentation. Derivative contract assets are also now included within the segments to align such assets with where their impacts are reported. This change impacted the Primary Metals segment; therefore, total assets for 2008 was revised to conform to the 2009 presentation.

The following tables reconcile certain segment information to consolidated totals:

	2009	2008	2007
Sales:
Total sales	$21,654	$33,574	$35,446
Elimination of intersegment sales	(3,483)	(6,948)	(7,690)
Corporate*	268	275	1,524
Consolidated sales	$18,439	$26,901	$29,280
*	For all periods presented, the Corporate amount includes third-party sales of the three soft alloy extrusion facilities located in Brazil that were not contributed to the Sapa AB joint venture. In 2007, the Corporate amount also includes the third-party sales of the soft alloy extrusion business that was contributed to the Sapa AB joint venture (see Note I).

	2009	2008	2007
Net (loss) income attributable to Alcoa:
Total segment ATOI	$(234)	$2,199	$3,162
Unallocated amounts (net of tax):
Impact of LIFO	235	(7)	(24)
Interest income	12	35	40
Interest expense	(306)	(265)	(261)
Noncontrolling interests	(61)	(221)	(365)
Corporate expense	(304)	(328)	(388)
Restructuring and other charges	(155)	(693)	(201)
Discontinued operations	(166)	(303)	(250)
Other	(172)	(491)	851
Consolidated net (loss) income attributable to Alcoa	$(1,151)	$(74)	$2,564

December 31,	2009	2008
Assets:
Total segment assets	$30,866	$31,313
Elimination of intersegment receivables	(399)	(363)
Unallocated amounts:
Cash and cash equivalents	1,481	762
Deferred income taxes	3,228	2,929
Corporate goodwill	1,381	1,356
Corporate fixed assets	1,091	779
LIFO reserve	(717)	(1,078)
Assets related to discontinued operations	—	80
Other	1,541	2,044
Consolidated assets	$38,472	$37,822

Geographic information for sales is as follows (based upon the country where the point of sale occurred):

	2009	2008	2007
Sales:
U.S.	$9,546	$14,335	$16,124
Australia	2,287	3,228	3,224
Spain	1,099	1,733	1,844
Netherlands	1,002	1,263	595
Brazil	897	1,287	1,213
France	669	854	779
Norway*	477	24	69
Hungary	419	940	1,321
Italy	394	674	767
Russia	383	597	583
United Kingdom	379	576	730
Germany	260	403	463
Other	627	987	1,568
	$18,439	$26,901	$29,280
*	The increase in sales in Norway was due to the acquisition of two smelters in March 2009 (see Note F).

Geographic information for long-lived assets is as follows (based upon the physical location of the assets):

December 31,	2009	2008
Long-lived assets:
U.S.	$4,899	$5,007
Brazil	4,653	3,373
Australia	3,062	2,328
Iceland	1,687	1,747
Canada	1,528	1,586
Norway*	1,084	454
Russia	587	601
Spain	541	542
Jamaica	449	468
China	403	396
Other	935	953
	$19,828	$17,455
*	The increase in assets in Norway was due to the acquisition of two smelters in March 2009 (see Note F).

R. Preferred and Common Stock

Preferred Stock. Alcoa has two classes of preferred stock. Serial preferred stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 of such shares outstanding at December 31, 2009 and 2008. Class B serial preferred stock has 10 million shares authorized (none issued) and a par value of $1 per share.

Common Stock. There are 1.8 billion shares authorized at a par value of $1 per share, and 1,097,074,538 and 924,574,538 shares were issued at December 31, 2009 and 2008, respectively, (see Note Y). In March 2009, Alcoa issued 172.5 million shares of common stock at a price of $5.25 per share. The issuance of common stock included 22.5 million shares related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the common stock were $30, which was recorded as a decrease to additional capital. The common stock was issued under Alcoa’s shelf registration statement dated March 10, 2008. The net proceeds from the issuance of common stock ($876) and the convertible notes (see Note K) were used to prepay the $1,300 outstanding under Alcoa’s 364-day revolving credit facility (see Note K). The remaining net proceeds were used for general corporate purposes.

In March 2009, the quarterly common stock dividend was reduced from $0.17 per share to $0.03 per share in connection with a series of financial actions initiated to improve liquidity.

As of December 31, 2009, 109 million shares of common stock were reserved for issuance under Alcoa’s stock-based compensation plans. Alcoa issues shares from treasury stock to satisfy the exercise of stock options and the conversion of stock awards.

Alcoa has a share repurchase program that authorizes the purchase of up to 25% (or approximately 217 million shares) of its outstanding common stock at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. During 2008, Alcoa repurchased 33 million shares, leaving approximately 116 million shares that may yet be repurchased under the current program. In October 2008, Alcoa elected to suspend share repurchases to preserve liquidity in light of the global economic downturn.

Share Activity (number of shares)

	Common stock
	Treasury	Outstanding
Balance at end of 2006	56,834,994	867,739,544
Repurchased	67,712,689	(67,712,689)
Issued for stock-based compensation plans	(27,374,945)	27,374,945
Balance at end of 2007	97,172,738	827,401,800
Repurchased	33,421,626	(33,421,626)
Issued for stock-based compensation plans	(6,337,194)	6,337,194
Balance at end of 2008	124,257,170	800,317,368
Repurchased	-	-
Public offering	-	172,500,000
Issued for stock-based compensation plans	(1,561,452)	1,561,452
Balance at end of 2009	122,695,718	974,378,820

Stock-based Compensation

Stock options under Alcoa’s stock-based compensation plans have been granted at not less than market prices on the dates of grant. Performance stock options are also granted to certain individuals. For performance stock options granted in 2009, the final number of options granted is based on Alcoa’s adjusted free cash flow against a pre-established target. For performance stock options granted in 2008 and 2007, the final number of options granted is based on the outcome of Alcoa’s annual return on capital results against the results of a comparator group of companies. Stock option features based on date of original grant are as follows:

Date of original grant	Vesting		Term	Reload feature
2002 and prior	One year		10 years	One reload over option term
2003	3 years (1/3 each year	)	10 years	One reload in 2004 for 1/3 vesting in 2004
2004 – 2009	3 years (1/3 each year	)	6 years	None

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

The following table summarizes the total compensation expense recognized for all stock options and stock awards (there was no stock-based compensation expense capitalized in 2009, 2008, or 2007):

	2009	2008	2007
Compensation expense recognized:
Stock option grants	$53	$15	$31
Stock award grants	34	79	66
Total compensation expense before income taxes	87	94	97
Benefit for income taxes	29	31	34
Total compensation expense, net of income taxes	$58	$63	$63

The fair value of new options is estimated on the date of grant using a lattice-pricing model with the following assumptions:

	2009	2008	2007
Weighted average fair value per option	$3.34	$6.41	$6.04
Average risk-free interest rate	0.3-2.65%	3.01-3.66%	4.75-5.16%
Dividend yield	1.2%	2.1%	2.2%
Volatility	38-76%	31-34%	22-29%
Annual forfeiture rate	3%	3%	3%
Exercise behavior	43%	39%	35%
Life (years)	4.2	4.0	3.8

The fair value of each reload option grant is estimated on the reload date using the lattice-pricing model. In 2009, there were no reload option grants. In 2008, the fair value and related assumptions for reload option grants were the same as the new option grants reflected in the table above. In 2007, the weighted average fair value per reload option grant was $5.56 based on the following assumptions: an average risk-free interest rate of 4.94-5.11%; dividend yield of 2.2%; volatility of 22-24%; exercise behavior of 26%; and life of 1.5 years.

The following assumption descriptions are applicable to both new option grants and reload option grants. The range of average risk-free interest rates is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. For 2009, the dividend yield was based on a three-month average as a result of the significant decline in Alcoa’s stock price in 2008 due to the global economic downturn and the previously mentioned reduction in Alcoa’s quarterly common stock dividend. In 2008 and 2007, the dividend yield was based on a five-year average. Volatility is based on historical and implied volatilities over the term of the option. Alcoa utilizes historical option exercise and forfeiture data to estimate annual pre- and post-vesting forfeitures. The exercise behavior assumption represents a weighted average exercise ratio of the intrinsic value resulting from historical employee exercise behavior, which is based on exercise patterns for grants issued in the most recent six years. The life of an option is an output of the lattice-pricing model based upon the other assumptions used in the determination of the fair value.

The activity for stock options is as follows (options in millions):

	2009	2008	2007
Outstanding, beginning of year:
Number of options	46.2	52.3	80.0
Weighted average exercise price	$35.61	$35.63	$33.97

Granted:
Number of options	27.1	2.9	6.1
Weighted average exercise price	$8.34	$31.20	$41.14

Exercised:
Number of options	-	(6.0)	(28.8)
Weighted average exercise price	$-	$32.68	$31.88

Expired or forfeited:
Number of options	(7.8)	(3.0)	(5.0)
Weighted average exercise price	$34.60	$37.64	$37.19

Outstanding, end of year:
Number of options	65.5	46.2	52.3
Weighted average exercise price	$24.44	$35.61	$35.63

Exercisable, end of year:
Number of options	37.7	42.3	44.9
Weighted average exercise price	$35.51	$36.19	$35.16

The total intrinsic value of options exercised during 2008 and 2007 was $86 and $269, respectively.

The following tables summarize certain stock option information at December 31, 2009 (number of options and intrinsic value in millions):

Options Fully Vested and/or Expected to Vest*

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$6.12 - $19.93	26.4	5.07	$8.35	$205
$19.94 - $27.71	2.9	2.96	22.59	-
$27.72 - $35.49	11.6	1.73	30.44	-
$35.50 - $48.10	24.6	0.80	39.13	-
Total	65.5	2.78	24.44	$205
*	Expected forfeitures are immaterial to the Company and are not reflected in the table above.

Options Fully Vested and Exercisable

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$9.91 - $19.93	-	4.48	$11.82	$-
$19.94 - $27.71	2.9	2.96	22.59	-
$27.72 - $35.49	10.2	1.45	30.58	-
$35.50 - $48.10	24.6	0.80	39.13	-
Total	37.7	1.15	35.51	$-

In addition to stock option awards, the Company has granted stock awards and performance share awards, both of which vest three years from the date of grant. Performance share awards are issued at target and the final award amount is determined at the end of the performance period.

The following table summarizes the outstanding stock and performance share awards (awards in millions):

	Stock Awards	Performance Share Awards	Total	Weighted average FMV per award
Outstanding, January 1, 2009	6.9	1.3	8.2	$29.89
Granted	1.3	0.2	1.5	8.45
Converted	(1.9)	(0.4)	(2.3)	29.26
Forfeited	(0.4)	-	(0.4)	24.78
Performance share adjustment	-	0.2	0.2	16.74
Outstanding, December 31, 2009	5.9	1.3	7.2	23.81

At December 31, 2009, there was $41 (pretax) of unrecognized compensation expense related to non-vested stock option grants, and $28 (pretax) of unrecognized compensation expense related to non-vested stock award grants. These expenses are expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2009, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods:

Stock-based compensation expense (pretax)
2010	$46
2011	22
2012	1
Totals	$69

S. Earnings Per Share

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

As disclosed in Note A, on January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. Under Alcoa’s stock-based compensation programs, certain employees are granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards meet the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Prior to the adoption of these changes, stock and performance awards were considered potential shares of common stock and were included only in the diluted EPS calculation under the treasury stock method as long as their effect was not anti-dilutive. EPS data for prior periods presented were revised to reflect these changes.

The information used to compute basic and diluted EPS on (loss) income from continuing operations attributable to Alcoa common shareholders was as follows (shares in millions):

	2009	2008	2007
(Loss) income from continuing operations attributable to Alcoa common shareholders	$(985)	$229	$2,814
Less: preferred stock dividends declared	2	2	2
(Loss) income from continuing operations available to common equity	(987)	227	2,812
Less: dividends and undistributed earnings allocated to participating securities	-	6	21
(Loss) income from continuing operations available to Alcoa common shareholders	$(987)	$221	$2,791
Average shares outstanding—basic	935	810	861
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options	-	3	5
Average shares outstanding—diluted	935	813	866

In 2009, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to the convertible notes and 26 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations, 72 million potential shares of common stock related to the convertible notes and stock options would have been included in diluted average shares outstanding.

Options to purchase 39 million, 46 million, and 21 million shares of common stock at a weighted average exercise price of $35.33, $35.65, and $41.52 per share were outstanding as of December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

T. Income Taxes

The components of (loss) income from continuing operations before income taxes were as follows:

	2009	2008	2007
U.S.	$(512)	$(999)	$1,960
Foreign	(986)	1,791	2,842
	$(1,498)	$792	$4,802

The (benefit) provision for income taxes on (loss) income from continuing operations consisted of the following:

	2009	2008	2007
Current:
Federal*	$(119)	$3	$516
Foreign	142	598	774
State and local	(1)	2	22
	22	603	1,312
Deferred:
Federal*	(89)	(184)	231
Foreign	(510)	(77)	87
State and local	3	-	(7)
	(596)	(261)	311
Total	$(574)	$342	$1,623
*	Includes U.S. taxes related to foreign income

Included in discontinued operations is a tax benefit of $55 in 2009, $121 in 2008 and $83 in 2007.

The exercise of employee stock options generated a tax benefit of $20 in 2008 and $95 in 2007. This amount was credited to additional capital and reduced current taxes payable. There were no exercises of employee stock options in 2009.

Alcoa also has unamortized tax-deductible goodwill of $358 resulting from intercompany stock sales and reorganizations (generally at a 30% to 34% rate). Alcoa recognizes the tax benefits associated with this tax-deductible goodwill as it is being amortized for local income tax purposes rather than in the period in which the transaction is consummated.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate for continuing operations is as follows:

	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income	0.1	(10.1)	(4.3)
Permanent differences on restructuring charges and asset disposals	2.0	11.8	3.4
Audit and other adjustments to prior years’ accruals	(0.7)	(2.8)	(0.1)
Noncontrolling interests	-	5.0	0.4
Statutory tax rate and law changes	4.2	3.5	0.2
Reorganization of equity investment	4.7	-	-
Items related to smelter operations Italy*	(9.3)	-	-
Other	2.3	0.8	(0.8)
Effective tax rate	38.3%	43.2%	33.8%
*	Includes items not tax benefited as follows: a $250 charge related to a recent decision by the European Commission on electricity pricing (see Note N), a $15 charge for environmental remediation (see Note N), and a $15 restructuring charge for layoffs. Also includes a $41 valuation allowance placed on existing deferred tax assets.

The components of net deferred tax assets and liabilities are as follows:

	2009		2008
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$-	$1,154	$-	$1,188
Employee benefits	2,376	-	2,313	-
Loss provisions	174	-	475	17
Deferred income/expense	17	133	18	113
Tax loss carryforwards	1,677	-	1,017	-
Tax credit carryforwards	465	-	320	-
Derivatives and hedging activities	214	-	394	-
Other	242	181	234	224
	5,165	1,468	4,771	1,542
Valuation allowance	(908)	-	(713)	-
	$4,257	$1,468	$4,058	$1,542

Of the total deferred tax assets associated with the tax loss carryforwards, $480 expires over the next 10 years (of which $346 has been reserved for through the valuation allowance), $702 over the next 20 years, and $495 is unlimited. Generally, the valuation allowance relates to tax loss carryforwards because the ability to generate sufficient future income in some jurisdictions is uncertain. Of the tax credit carryforwards, $361 expires over the next 10 years (most of this amount relates to foreign tax credits that do not begin to expire until 2015), $34 expires over the next 15 to 20 years, and $70 is unlimited.

The cumulative amount of Alcoa’s foreign undistributed net earnings for which no deferred taxes have been provided was $8,138 at December 31, 2009. Management has no plans to distribute such earnings in the foreseeable future. It is not practical to determine the deferred tax liability on these earnings.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

December 31,	2009	2008	2007
Balance at beginning of year	$24	$33	$22
Additions based on tax positions related to the current year	1	-	3
Additions for tax positions of prior years	24	11	14
Reductions for tax positions of prior years	-	(10)	(7)
Settlements	(5)	(7)	-
Foreign currency translation	4	(3)	1
Balance at end of year	$48	$24	$33

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the 2009 annual effective tax rate would be approximately 1% of pretax book income. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2010.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2009, 2008, and 2007, Alcoa recognized $5, $1, and $2, respectively, in interest and penalties. As of December 31, 2009 and 2008, the amount accrued for the payment of interest and penalties was $16 and $9, respectively.

U. Accounts Receivable Securitizations

Alcoa has a program to sell a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash. This program was renewed on October 29, 2009 and expires on October 28, 2010. In August 2008, Alcoa increased the capacity of this program from $100 to $250. As of December 31, 2009 and 2008, Alcoa derecognized $250 in Receivables from customers on the accompanying Consolidated Balance Sheet under this program (see Note A). Alcoa services the customer receivables for the third-party at market rates; therefore, no servicing asset or liability was recorded.

Alcoa had an existing program with a different third-party to sell certain customer receivables. The sale of receivables under this program was conducted through a qualifying special purpose entity (QSPE) that was bankruptcy remote, and, therefore, was not consolidated by Alcoa. Effective August 31, 2008, Alcoa terminated this program and all outstanding customer receivables were collected by the QSPE through the end of 2008.

V. Interest Cost Components

	2009	2008	2007
Amount charged to expense	$470	$407	$401
Amount capitalized	165	167	199
	$635	$574	$600

W. Pension Plans and Other Postretirement Benefits

Alcoa maintains pension plans covering most U.S. employees and certain employees in foreign locations. Pension benefits generally depend on length of service, job grade, and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. Most U.S. salaried and non-union hourly employees hired after March 1, 2006 participate in a defined contribution plan instead of a defined benefit plan.

Alcoa also maintains health care and life insurance benefit plans covering eligible U.S. retired employees and certain retirees from foreign locations. Generally, the medical plans pay a percentage of medical expenses, reduced by deductibles and other coverages. These plans are generally unfunded, except for certain benefits funded through a trust. Life benefits are generally provided by insurance contracts. Alcoa retains the right, subject to existing agreements, to change or eliminate these benefits. All U.S. salaried and certain hourly employees hired after January 1, 2002 are not eligible for postretirement health care benefits. All U.S. salaried and certain hourly employees that retire on or after April 1, 2008 are not eligible for postretirement life insurance benefits.

For the year-ended December 31, 2008, Alcoa adopted a change issued by the FASB requiring an employer to measure the funded status of each of its benefit plans as of the date of its year-end statement of financial position. This provision resulted in a charge of $9, which was recorded as an adjustment to December 31, 2008 retained earnings. Prior to the effective date of this change, the funded status of most of Alcoa’s pension and other postretirement benefit plans were already measured as of December 31st.

Obligations and Funded Status

	Pension benefits		Postretirement benefits
December 31,	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$10,765	$11,601	$3,121	$3,260
Service cost	143	185	21	25
Interest cost	690	693	184	193
Amendments	4	11	(1)	-
Actuarial losses (gains)	450	(457)	(48)	(16)
Acquisitions	106	-	26	-
Divestitures	(10)	(71)	-	(58)
Settlements	(28)	(27)	-	-
Curtailments	2	(2)	-	3
Benefits paid, net of participants’ contributions	(801)	(771)	(297)	(308)
Medicare Part D subsidy receipts	-	-	26	29
Other transfers, net	-	23	-	-
Exchange rate	317	(420)	6	(7)
Benefit obligation at end of year	$11,638	$10,765	$3,038	$3,121
Change in plan assets
Fair value of plan assets at beginning of year	$7,908	$10,652	$162	$203
Actual return on plan assets	946	(2,058)	13	(41)
Employer contributions	136	523	-	-
Participants’ contributions	28	33	-	-
Benefits paid	(807)	(769)	(64)	-
Administrative expenses	(42)	(22)	-	-
Acquisitions	123	-	-	-
Divestitures	(2)	(46)	-	-
Settlements	(31)	(27)	-	-
Other transfers, net	-	18	-	-
Exchange rate	270	(396)	-	-
Fair value of plan assets at end of year	$8,529	$7,908	$111	$162
Funded status	$(3,109)	$(2,857)	$(2,927)	$(2,959)
Amounts attributed to joint venture partners	16	14	7	9
Net funded status	$(3,093)	$(2,843)	$(2,920)	$(2,950)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$94	$122	$-	$-
Current liabilities	(24)	(24)	(224)	(220)
Noncurrent liabilities	(3,163)	(2,941)	(2,696)	(2,730)
Liabilities of operations held for sale	-	-	-	-
Net amount recognized	$(3,093)	$(2,843)	$(2,920)	$(2,950)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$3,932	$3,650	$631	$724
Prior service cost (benefit)	81	89	(132)	(143)
Total, before tax effect	4,013	3,739	499	581
Less: Amounts attributed to joint venture partners	23	13	2	2
Net amount recognized, before tax effect	$3,990	$3,726	$497	$579
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss consist of:
Net actuarial loss (gain)	$393	$2,364	$(52)	$(16)
Amortization of accumulated net actuarial loss	(111)	(99)	(41)	(44)
Prior service (benefit) cost	8	(11)	-	(4)
Amortization of prior service (cost) benefit	(16)	(18)	11	11
Total, before tax effect	274	2,236	(82)	(53)
Less: Amounts attributed to joint venture partners	10	2	-	-
Net amount recognized, before tax effect	$264	$2,234	$(82)	$(53)

Pension Plan Benefit Obligations

	Pension benefits
	2009	2008
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$11,638	$10,765
Accumulated benefit obligation	11,332	10,485

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	10,797	10,233
Fair value of plan assets	7,626	7,256

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	10,083	9,660
Fair value of plan assets	7,181	6,923

Components of Net Periodic Benefit Costs

	Pension benefits			Postretirement benefits
	2009	2008	2007	2009	2008	2007
Service cost	$139	$166	$200	$21	$24	$28
Interest cost	682	678	666	184	193	195
Expected return on plan assets	(758)	(805)	(787)	(11)	(18)	(17)
Amortization of prior service cost (benefit)	16	18	15	(11)	(11)	(3)
Recognized actuarial loss	111	99	127	41	44	55
Settlements	14	20	(2)	-	-	-
Curtailments	3	2	2	(1)	9	(3)
Net periodic benefit costs*	$207	$178	$221	$223	$241	$255
*	Amounts attributed to joint venture partners are not included.

Amounts Expected to be Recognized in Net Periodic Benefit Costs

	Pension benefits	Postretirement benefits
	2010	2010
Prior service cost (benefit) recognition	$14	$(15)
Actuarial loss recognition	171	41

Settlements and Curtailments of Benefit Plans

2009. During 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity (see Note F) and continued to execute its global workforce reduction plan (see Note D). As a result, certain pension and postretirement benefit plans were remeasured and Alcoa recognized curtailment gains and losses due to the significant reduction in the expected aggregate years of future service of the employees of the EES business and the employees subject to the global workforce reduction plan, respectively. Alcoa recorded curtailment gains of $5 and $1 related to the pension and postretirement benefit plans, respectively, that include the EES employees in Loss from discontinued operations and curtailment losses of $9 related to the pension plans that include the employees subject to the global workforce reduction plan in Restructuring and other charges on the accompanying Statement of Consolidated Operations. The curtailment gains and losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

The remeasurement of these pension and postretirement benefit plans generated a net increase and a decrease in 2009 annual net periodic benefit cost of $9 and less than $1, respectively. Also, the pension plans’ PBO and plan assets decreased by $197 and $74, respectively, and the postretirement benefit plans’ APBO decreased by $1 due to the remeasurements. Additionally, Alcoa recorded a credit of $144 ($94 after-tax) for pension plans and a charge of $1 (less than $1 after-tax) for postretirement benefit plans in accumulated other comprehensive loss due to the remeasurement of the curtailed plans.

Also in 2009, Alcoa recorded a settlement charge of $14 as a component of net periodic benefit cost related to its pension benefits due to significant lump sum benefit payments. Additionally, Alcoa recorded a curtailment gain of $1 related to two pension plans outside the U.S.

2008. As disclosed in Note F, Alcoa completed the sale of its Packaging and Consumer businesses to Rank in February 2008. In September 2008, Alcoa announced that it was temporarily idling the remaining production at its smelter in Rockdale (see Note D for additional information). As a result, certain U.S. and non-U.S. pension and postretirement benefit plans were remeasured and Alcoa recognized curtailment losses of $2 and $9, respectively, due to the significant reduction in the expected aggregate years of future service of the employees of the Packaging and Consumer businesses and the Rockdale smelter. The curtailment losses include recognition of the change in the pension plans’ PBO or the postretirement benefit plans’ APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The remeasurement of these pension and postretirement benefit plans generated an increase and decrease in 2008 annual net periodic benefit cost of $23 and $10 for pension plans and postretirement benefit plans, respectively. Also, the pension plans’ PBO and plan assets decreased by $26 and $248, respectively, and the postretirement benefit plans’ APBO and plan assets decreased by $131 and $10, respectively.

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

2007. In 2007, Alcoa recorded a curtailment charge of $2 and curtailment income of $3 as a component of net periodic benefit cost related to its pension benefits and postretirement benefits, respectively. The curtailment charge of $2 was due to the contribution of Alcoa’s soft alloy extrusion business to the Sapa AB joint venture (see Note I). The curtailment income of $3 consisted of income of $7 due to the elimination of the retiree life insurance benefit for certain U.S. employees who retire on or after April 1, 2008 and a charge of $4 related to Alcoa’s soft alloy extrusion business.

Also in 2007, Alcoa recorded a settlement credit of $2 as a component of net periodic benefit cost related to its pension benefits due to significant lump sum benefit payments.

Medicare Part D

Alcoa pays a portion of the prescription drug cost for eligible retirees under certain of its postretirement benefit plans. These benefits were determined to be actuarially equivalent to the Medicare Part D prescription drug benefit of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the net periodic benefit cost for postretirement benefits for the years ended December 31, 2009, 2008, and 2007 reflected a reduction of $42, $42, and $58, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D. Future net periodic postretirement benefit costs will be adjusted to reflect the lower interest cost due to the reduction in the APBO resulting from the impact of the federal subsidy.

Assumptions

Weighted average assumptions used to determine benefit obligations are as follows:

December 31,	2009	2008
Discount rate	6.15%	6.4%
Rate of compensation increase	3.5	4.0

The discount rate is determined using a yield curve model developed with the assistance of the Company’s external actuaries. The plans’ projected benefit obligation cash flows are discounted using yields on high quality corporate bonds to produce a single equivalent rate. In 2008, the yield curve model was refined to exclude certain corporate bonds severely affected by the global economic downturn, as they were deemed not to be representative of equivalent yields on high-quality fixed income investments. In 2009, this methodology was continued as the output of the refined yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years.

The rate of compensation increase is based upon actual experience. The global salary freeze enacted at the beginning of 2009 did not significantly impact this rate since it is a long-term assumption. For 2010, the rate of compensation increase will be 3.5%, which approximates the five-year average.

Weighted average assumptions used to determine the net periodic benefit cost are as follows:

	2009	2008	2007
Discount rate	6.40%	6.20%	5.95%
Expected long-term rate of return on plan assets	8.75	9.00	9.00
Rate of compensation increase	4.00	4.00	4.00

The long-term rate of return on plan assets is estimated by considering expected returns on current asset allocations, which is supported by historical actual returns, and is generally applied to a five-year average market value of assets. In 2009, the expected long-term rate of return was reduced to 8.75% due to lower future expected market returns as a result of the global economic downturn. This was supported by the fact that for the first time in 20 years in 2008, the 10-year moving average of actual performance fell below 9%, even though the 20-year moving average continued to exceed 9%. In 2009, the 20-year moving average of actual performance fell below 9% for the first time in more than 15 years, but has continued to exceed 8.75%. The expected long-term rate of return on plan assets will be 8.75% in 2010.

Assumed health care cost trend rates are as follows:

	2009	2008	2007
Health care cost trend rate assumed for next year	6.5%	6.5%	7.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2014	2013	2012

The health care cost trend rate in the calculation of the 2008 benefit obligation was 6.5% from 2008 to 2009 and from 2009 to 2010. Alcoa’s actual annual health care cost trend experience over the past three years has ranged from (6.2)% to 0.3%. Due to the decline in Alcoa’s health care cost trend experience in recent years, the use of a 6.5% trend rate will continue for 2010. Although the low-end of the range of actual annual health care costs is favorable, it is not indicative of expected future actual costs. As a result, the assumed health care cost trend rate for next year was not impacted.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligations	86	(77)

Plan Assets

Alcoa’s pension and postretirement plans’ investment policy and weighted average asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

		Plan assets at December 31,
Asset category	Policy range	2009	2008
Equity securities	30–60%	33%	38%
Debt securities	30–55%	53	47
Real estate	5–15%	5	7
Other	0–10%	9	8
Total		100%	100%

The principal objectives underlying the investment of the pension and postretirement plans’ assets are to ensure that Alcoa can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements in any one market. Alcoa’s strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to control the risk versus the benefit obligations with less volatile assets, such as fixed-income securities. In early 2009, Alcoa modified its pension plans’ investment strategy by reducing equity securities and increasing debt securities both by five percent to help reduce the future volatility of the plans’ funded status.

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

The following section describes the valuation methodologies used by the trustee to measure the fair value of pension and postretirement benefit plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note X for the definition of fair value and a description of the fair value hierarchy).

Equity Securities. These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are generally classified in Level 1, while the commingled funds are generally classified in Level 2.

Equity Securities (Commingled Funds). These securities consist of the plans’ share of commingled funds that are invested in the stock of publicly traded companies. Such investments are valued at the net asset value of shares held at December 31st. As such, these securities are generally included in Level 2.

Debt Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, a portion of these securities are included in both Level 1 and 2.

Other Investments. These investments include, among others, cash and cash equivalents, exchange traded funds, real estate investment trusts, and direct investments of private real estate and private equity. Cash and cash equivalents consist of government securities with maturities less than one year and commingled funds. Such investments are generally valued using quoted prices or observable market data. As such, these funds are included in both Level 1 and 2. Exchange traded funds, such as gold, and real estate investment trusts are valued based on the closing price reported in an active market on which the investments are traded, and, therefore, are included in Level 1. Direct investments of private real estate and private equity are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data. As such, these investments are generally classified as Level 3. If fair value is able to be determined through the use of quoted market prices of similar assets or other observable market data, then the investments are classified in Level 2.

The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while Alcoa believes the valuation methods used by the plans’ trustee are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the fair value of pension and postretirement plan assets classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Equity securities	$1,332	$-	$-	$1,332
Equity securities (commingled funds)	-	1,523	-	1,523
Debt securities	3,742	842	-	4,584
Other investments	229	172	762	1,163
Total*	$5,303	$2,537	$762	$8,602
*	The total fair value of pension and postretirement plans’ assets excludes a net receivable of $38, which represents interest and dividends earned on various investments.

Pension and postretirement benefit plan assets classified as Level 3 in the fair value hierarchy represent other investments in which the trustee has used significant unobservable inputs in the valuation model. The following table presents a reconciliation of activity for such alternative investments:

2009
Balance at beginning of year	$832
Realized losses	(5)
Unrealized losses	(134)
Purchases, sales, issuances, and settlements	54
Exchange rate	15
Transfers in and (or) out of Level 3	–
Balance at end of year	$762

Cash Flows

It is Alcoa’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable benefits laws and local tax laws, including the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008 for U.S. plans. From time to time, Alcoa contributes additional amounts as deemed appropriate. In 2009 and 2008, contributions to Alcoa’s pension plans were $128 and $523 ($433 were voluntary). The minimum required cash contribution to the pension plans in 2010 is estimated to be $100, all of which is for international plans. There is no minimum required cash contribution for U.S. plans in 2010 based on the provisions of the Worker, Retiree, and Employer Recovery Act of 2008 (see Note Y).

Benefit payments expected to be paid to pension and postretirement benefit plans’ participants and expected Medicare Part D subsidy receipts are as follows:

Year ended December 31,	Pension benefits	Gross Post- retirement benefits	Medicare Part D subsidy receipts	Net Post- retirement benefits
2010	$830	$315	$30	$285
2011	820	320	30	290
2012	830	320	30	290
2013	840	315	35	280
2014	850	315	35	280
2015 through 2019	4,370	1,435	155	1,280
	$8,540	$3,020	$315	$2,705

Defined Contribution Plans

Alcoa sponsors savings and investment plans in several countries, including the U.S. and Australia. Expenses related to these plans were $97 in 2009, $134 in 2008, and $139 in 2007. In the U.S., employees may contribute a portion of their compensation to the plans, and Alcoa matches, mostly in company stock, a portion of these contributions. Effective in 2009, employees are permitted to diversify all or any portion of their company stock match. In early 2009, Alcoa suspended employer-matching contributions for U.S. salaried participants for one year.

X. Derivatives and Other Financial Instruments

Derivatives. Alcoa is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC). The SRMC is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC reports to the Board of Directors on the scope of its activities.

The aluminum, energy, interest rate, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Aluminum contracts	Prepaid expenses and other current assets	$59	$-
Interest rate contracts	Prepaid expenses and other current assets	34	14
Foreign exchange contracts	Prepaid expenses and other current assets	7	-
Energy contracts	Prepaid expenses and other current assets	7	-
Aluminum contracts	Other noncurrent assets	22	26
Interest rate contracts	Other noncurrent assets	73	146
Foreign exchange contracts	Other noncurrent assets	5	-
Total derivatives designated as hedging instruments		$207	$186
Derivatives not designated as hedging instruments*:
Aluminum contracts	Prepaid expenses and other current assets	$6	$35
Energy contracts	Prepaid expenses and other current assets	1	17
Aluminum contracts	Other noncurrent assets	3	-
Energy contracts	Other noncurrent assets	-	1
Total derivatives not designated as hedging instruments		$10	$53
Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$19	$3
Aluminum contracts	Prepaid expenses and other current assets	22	-
Energy contracts	Prepaid expenses and other current assets	1	-
Interest rate contracts	Other noncurrent assets	18	64
Sub-total		$60	$67
Total Asset Derivatives		$157	$172
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Aluminum contracts	Fair value of derivative contracts	$67	$492
Energy contracts	Fair value of derivative contracts	-	20
Foreign exchange contracts	Fair value of derivative contracts	4	-
Interest rate contracts	Fair value of derivative contracts	-	2
Aluminum contracts	Other noncurrent liabilities and deferred credits	734	309
Energy contracts	Other noncurrent liabilities and deferred credits	-	14
Total derivatives designated as hedging instruments		$805	$837
Derivatives not designated as hedging instruments*:
Aluminum contracts	Fair value of derivative contracts	$42	$49
Energy contracts	Fair value of derivative contracts	37	17
Aluminum contracts	Other noncurrent liabilities and deferred credits	36	15
Energy contracts	Other noncurrent liabilities and deferred credits	24	1
Foreign exchange contracts	Other noncurrent liabilities and deferred credits	1	-
Embedded credit derivative	Other noncurrent liabilities and deferred credits	22	21
Total derivatives not designated as hedging instruments		$162	$103
Less margin posted:
Aluminum contracts	Fair value of derivative contracts	$4	$119
Energy contracts	Fair value of derivative contracts	18	-
Aluminum contracts	Other noncurrent liabilities and deferred credits	3	-
Energy contracts	Other noncurrent liabilities and deferred credits	12	-
Sub-total		$37	$119
Total Liability Derivatives		$930	$821
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The following table shows the net fair values of outstanding derivative contracts at December 31, 2009 and the effect on these amounts of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed at December 31, 2009:

	Fair value asset/(liability)	Index change of + / - 10%
Aluminum contracts	$(804)	$227
Interest rate contracts	48	14
Energy contracts	(24)	43
Foreign exchange contracts	7	4

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

Alcoa has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for swaps). For periods beyond the term of quoted market prices for aluminum, Alcoa uses a macroeconomic model that estimates the long-term price of aluminum based on anticipated changes in worldwide supply and demand. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3).

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

December 31,	2009	2008
Assets:
Level 1	$110	$79
Level 2	107	160
Level 3	-	–
Margin held*	(60)	(67)
Total	$157	$172
Liabilities:
Level 1	$61	$569
Level 2	75	30
Level 3	831	341
Margin posted*	(37)	(119)
Total	$930	$821
*	Margin held represents cash collateral received related to aluminum and energy contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	2009	2008
Balance at beginning of year	$341	$408
Total realized/unrealized (losses) or gains included in:
Sales	(16)	(54)
Cost of goods sold	(37)	–
Other income, net	(1)	3
Other comprehensive loss (income)	507	(35)
Purchases, sales, issuances, and settlements*	6	19
Transfers in and (or) out of Level 3**	31	–
Balance at end of year	$831	$341
Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at December 31, 2009 and 2008:
Sales	$(16)	$(54)
Cost of goods sold	(37)	–
Other income, net	(1)	3
*	In 2009, there was an indirect purchase of a Level 3 embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction (see Note F).

**	In 2009, an existing power contract no longer qualified for the normal purchase normal sale exception under derivative accounting. As a result, this contract is now accounted for as a derivative and was recorded at fair value.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $831 and $341 as of December 31, 2009 and 2008, respectively. These losses were mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum.

These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes various forecast services, historical relationships, and near term market actual pricing to determine the fair value. Gains and losses realized for the financial electricity contracts were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. In 2009, an existing power contract associated with a smelter in the U.S. no longer qualified for the normal purchase normal sale exception under derivative accounting. Management utilizes a similar valuation technique as those used to value the hedge of electricity. Gains and losses realized for physical power contracts are included in Other income, net on the accompanying Statement of Consolidated Operations.

Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses forecast services, historical relationships, and market prices to determine fair value. Realized gains and losses for this embedded derivative were included in Other income, net on the accompanying Statement of Consolidated Operations. None of the Level 3 positions on hand at December 31, 2009 and 2008 resulted in any unrealized gains in the accompanying Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows (there were no contracts that ceased to qualify as a fair value hedge in 2009, 2008, or 2007):

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008	2007
Aluminum contracts	Sales	$214	$(539)	$(161)
Interest rate contracts	Interest expense	61	16	26
Foreign exchange contracts	Other income, net	–	(1)	8
Total		$275	$(524)	$(127)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and options contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of December 31, 2009, Alcoa had 440 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2010 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of December 31, 2009 the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018 (see Note K).

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*			Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Aluminum contracts	$(589)	$232	$(148)	Sales	$(4)	$(136)	$(31)	Other income, net	$3	$(2)	$–
Aluminum contracts	13	90	86	Other income, net	49	(35)	69	Other income, net	–	–	–
Energy contracts	(29)	(41)	(25)	Cost of goods sold	(37)	(16)	(72)	Other income, net	–	–	–
Foreign exchange contracts	(2)	1	17	Sales	3	46	65	Other income, net	–	–	–
Foreign exchange contracts	–	–	1	Cost of goods sold	–	(16)	(22)	Other income, net	–	–	–
Interest rate contracts	(2)	–	–	Cost of goods sold	–	–	–	Other income, net	–	–	–
Total	$(609)	$282	$(69)		$11	$(157)	$9		$3	$(2)	$–
*	Assuming market rates remain constant with the rates at December 31, 2009, a loss of $47 is expected to be recognized in earnings over the next 12 months.

**	In 2009, 2008, and 2007, the amount of gain or (loss) recognized in income represents $3, $(1), and $1, respectively, related to the ineffective portion of the hedging relationships. There was also (1) related to the amount excluded from the assessment of hedge effectiveness in both 2008 and 2007.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity, natural gas, and fuel oil, for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum. On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME, in the Elkem transaction.

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of December 31, 2009, 2008, or 2007. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2010. On March 31, 2009, Alcoa acquired foreign currency derivatives in the Elkem transaction which cover anticipated foreign currency exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

December 31,	2009	2008
Aluminum contracts (kmt)	1,917	1,252
Energy contracts:
Electricity (megawatt hours)	-	3,971,715
Natural gas (million British thermal units)	13,560,000	-
Fuel oil (metric tons)	307,143	-
Foreign exchange contracts	$158	$-

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008	2007
Aluminum contracts	Sales	$(9)	$10	$(12)
Aluminum contracts	Other income, net	(38)	66	(26)
Embedded credit derivative	Other income, net	-	(3)	-
Energy contract	Other income, net	(30)	-	-
Foreign exchange contracts	Other income, net	6	(25)	(13)
Total		$(71)	$48	$(51)

The embedded credit derivative relates to a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies. If Alcoa’s credit ratings were downgraded at any time, an independent investment banker would be consulted to determine a hypothetical interest rate for both parties. The two interest rates would be netted and the resulting difference would be multiplied by Alcoa’s equivalent percentage of the outstanding principal of the counterparty’s debt obligation as of December 31st of the year preceding the calculation date. This differential would be added to the cost of power in the period following the calculation date.

In 2009, an existing power contract associated with a smelter in the U.S. no longer qualified for the normal purchase normal sale exception under derivative accounting. The change in the classification of this contract was due to the fact that Alcoa negotiated a new power contract that did not replace the existing contract, resulting in Alcoa receiving more power than it requires for this smelter (the terms of the new power contract were favorable compared to the existing power contract and management determined that is was beneficial to enter into the new contract now while fulfilling its obligation under the existing contract as opposed to waiting closer to the end of the existing contract to negotiate a new power contract). As a result, the existing contract was required to be accounted for as a derivative. Under the derivative classification, this contract does not qualify as a fair value or cash flow hedge. As such, the existing power contract is now marked to market through earnings. Alcoa’s obligation under the existing contract expires in 2011.

In 2009, Alcoa entered into a forward contract to purchase $56 (C$58) to mitigate the foreign currency risk related to a loan due in 2014. All other foreign exchange contracts were entered into and settled during the respective periods.

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

Other Financial Instruments. The carrying values and fair values of Alcoa’s other financial instruments are as follows:

December 31,	2009		2008
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,481	$1,481	$762	$762
Restricted cash	8	8	11	11
Noncurrent receivables	24	24	14	14
Available-for-sale securities	105	105	27	27
Long-term debt due within one year	669	669	56	56
Short-term borrowings	176	176	478	478
Commercial paper	-	-	1,535	1,535
Long-term debt, less amount due within one year	8,974	9,885	8,509	7,345

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

Long-term debt, less amount due within one year. The fair value was based on interest rates that are currently available to Alcoa for issuance of debt with similar terms and remaining maturities.

Y. Subsequent Events

Management evaluated all activity of Alcoa through February 18, 2010 (the issue date of the Consolidated Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows:

On January 26, 2010, Alcoa contributed 44,313,146 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $13.54 per share (the closing price of Alcoa’s common stock on January 26, 2010), or $600 in the aggregate, and were issued to satisfy a portion of Alcoa’s outstanding future funding obligations of these plans, including a portion of the estimated minimum required funding for 2011. On January 27, 2010, the 44,313,146 shares were registered under Alcoa’s current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder.

Supplemental Financial Information (unaudited)

Quarterly Data

(dollars in millions, except per-share amounts)

	First	Second	Third	Fourth	Year
2009
Sales	$4,147	$4,244	$4,615	$5,433	$18,439

Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(480)	$(312)	$73	$(266)	$(985)
(Loss) income from discontinued operations (B)	(17)	(142)	4	(11)	(166)
Net (loss) income	$(497)	$(454)	$77	$(277)	$(1,151)
Earnings per share attributable to Alcoa common shareholders* (S):
Basic:
(Loss) income from continuing operations	$(0.59)	$(0.32)	$0.07	$(0.27)	$(1.06)
(Loss) income from discontinued operations	(0.02)	(0.15)	0.01	(0.01)	(0.17)
Net (loss) income	$(0.61)	$(0.47)	$0.08	$(0.28)	$(1.23)
Diluted:
(Loss) income from continuing operations	$(0.59)	$(0.32)	$0.07	$(0.27)	$(1.06)
(Loss) income from discontinued operations	(0.02)	(0.15)	0.01	(0.01)	(0.17)
Net (loss) income	$(0.61)	$(0.47)	$0.08	$(0.28)	$(1.23)

	First	Second	Third	Fourth	Year
2008
Sales	$6,998	$7,245	$6,970	$5,688	$26,901

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$299	$553	$306	$(929)	$229
Income (loss) from discontinued operations (B)	4	(7)	(38)	(262)	(303)
Net income (loss)	$303	$546	$268	$(1,191)	$(74)
Earnings per share attributable to Alcoa common shareholders* (S):
Basic:
Income (loss) from continuing operations	$0.37	$0.68	$0.37	$(1.16)	$0.27
Income (loss) from discontinued operations	-	(0.01)	(0.04)	(0.33)	(0.37)
Net income (loss)	$0.37	$0.67	$0.33	$(1.49)	$(0.10)
Diluted:
Income (loss) from continuing operations	$0.36	$0.67	$0.37	$(1.16)	$0.27
Income (loss) from discontinued operations	0.01	(0.01)	(0.04)	(0.33)	(0.37)
Net income (loss)	$0.37	$0.66	$0.33	$(1.49)	$(0.10)
*	Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year. Separately, in 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share (see Note S). As a result, earnings per share amounts for 2008 were revised to reflect these changes.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 71.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page 73.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

Not Applicable.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Item 1 – Election of Directors” of the Proxy Statement and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 4A of this report under “Executive Officers of the Registrant”.

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

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “– Compensation Committee Report”), “Director Compensation for 2009”, and “Corporate Governance – Recovery of Incentive Compensation” of the Proxy Statement. Such information is incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders[1]	72,696,296	[1]	$24.44	35,836,025	[2]
Equity compensation plans not approved by security holders[3,4]	0		0	0
Total	72,696,296	[1]	$24.44	35,836,025	[2]

[1]

Includes the 2009 Alcoa Stock Incentive Plan (approved by shareholders in May 2009) (2009 ASIP), 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP), Alcoa Stock Incentive Plan

(approved by shareholders in 1999) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:

•	59,111,096 stock options

•	6,360,522 performance options (5,605,008 granted at target)

•	5,870,340 restricted share units

•	1,354,338 performance share awards (159,750 granted at target)

[2]

The 2009 ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, restricted shares, restricted share units, performance awards and other awards. The shares that remain available for issuance under the 2009 ASIP may be issued in connection with any one of these awards. Up to 35 million shares may be issued under the plan. Any award other than an option or a stock appreciation right shall count as 1.75 shares. Options and stock appreciation rights shall be counted as one share for each option or stock appreciation right. In addition, the 2009 ASIP provides the following are available to grant under the 2009 ASIP: (i) shares that are issued under the 2009 ASIP, which are subsequently forfeited, cancelled or expire in accordance with the terms of the award and (ii) shares that had previously been issued under prior plans that are outstanding as of the date of the 2009 ASIP which are subsequently forfeited, cancelled or expire in accordance with the terms of the award.

[3]

In connection with its acquisitions of Alumax, Cordant Technologies Inc., Howmet and Reynolds, Alcoa assumed stock options outstanding under these companies’ stock option plans. An aggregate of 660,760 shares of Alcoa common stock are to be issued upon exercise of the outstanding options. The options have a weighted-average exercise price of $32.79. No grants of stock options under these plans have been made since the year of Alcoa’s acquisition of the particular company, nor will any such grants be made in the future.

[4]

The Alcoa Fee Continuation Plan for Non-Employee Directors, adopted in 1990, provided fee continuation payments for persons who met a minimum service requirement as a non-employee director. Each of the eligible participants (ten at December 31, 2009) was entitled to receive such cash and stock payments for life upon retirement from the Board based upon the cash retainer fee for directors and an annual stock grant under the company’s former Stock Plan for Non-Employee Directors. In 1995, the Board froze future annual payments to eligible directors at a maximum of $30,000 and 2,000 shares (or a lesser proportion based on service). In 2006, the Plan was amended to provide that all payments would be made in cash rather than stock and cash, at the equivalent value of the payments the eligible participants would have received in stock and cash. Prior to the 2006 Amendment, Alcoa’s practice had been to use treasury shares for the share payments. All current fees and other compensation for directors are outlined under the caption “Director Compensation for 2009” of the Proxy Statement.

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

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2 – Proposal to Ratify the Independent Auditor – Audit and Non-Audit Fees” and “– 2010 Report of the Audit Committee” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures adopted by the Audit Committee for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 73 through 143 of this report.

(2) The following report and schedule should be read with the company’s consolidated financial statements: Report of PricewaterhouseCoopers LLP dated February 18, 2010 on the company’s financial statement schedule filed as a part hereof for the fiscal years ended December 31, 2009, 2008 and 2007.

Schedule II – Valuation and Qualifying Accounts For the Years Ended December 31, 2009, 2008 and 2007.

(3) Exhibits

Exhibit Number		Description*
3	(a).	Articles of the Registrant as amended, incorporated by reference to exhibit 3(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2000.

3	(b).	By-Laws of the Registrant as amended, incorporated by reference to exhibit 3 to the company’s Current Report on Form 8-K dated September 20, 2007.

4	(a).	Articles. See Exhibit 3(a) above.

4	(b).	By-Laws. See Exhibit 3(b) above.

4	(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4	(c)(1).	First Supplemental Indenture dated as of January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007.

4	(c)(2).	Second Supplemental Indenture dated as of July 15, 2008 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4(c) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(c)(3).	Third Supplemental Indenture dated as of March 24, 2009 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 24, 2009.

4	(d).	Form of 5.55% Notes Due 2017, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4	(e).	Form of 5.90% Notes Due 2027, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4	(f).	Form of 5.95% Notes Due 2037, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4	(g).	Form of 6.00% Notes Due 2013, incorporated by reference to exhibit 4(a) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(h).	Form of 6.75% Notes Due 2018, incorporated by reference to exhibit 4(b) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(i).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 24, 2009.

10	(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(g).	Five-Year Revolving Credit Agreement, dated as of October 2, 2007, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and Barclays Bank PLC, as Syndication Agent incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated October 5, 2007.

10	(g)(1).	Accession Agreement & Notices, each dated as of July 28, 2008, relating to the Five-Year Revolving Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10	(h).	Acquisition Agreement, dated December 21, 2007, between Alcoa Inc. and Rank Group Limited, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(i).	Aluminum Project Framework Shareholders’ Agreement, dated December 20, 2009, between Alcoa Inc. and Saudi Arabian Mining Company (Ma’aden).

10	(j).	Closing Memorandum, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited.

10	(j)(1).	Parent Guarantee, dated December 20, 2009, between Abdullah Abunayyan Trading Corp. and Alcoa Inc.

10	(j)(2).	Parent Guarantee, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited.

10	(k).	Registration Rights Agreement, dated as of January 26, 2010, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated January 26, 2010.

10	(l).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(l)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(l)(2).	Amendments to Alcoa Stock Acquisition Plan, effective January 1, 2005, incorporated by reference to exhibit 10(i)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(l)(3).	Amendments to Alcoa Stock Acquisition Plan, effective December 29, 2008, incorporated by reference to exhibit 10(i)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(l)(4).	Amendment to the Alcoa Stock Acquisition Plan, effective December 18, 2009.

10	(m).	Employees’ Excess Benefit Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(m)(1).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(m)(2).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10	(m)(3).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective December 31, 2007, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(m)(4).	Amendments to Employees’ Excess Benefit Plan, Plan A, effective December 29, 2008, incorporated by reference to exhibit 10(j)(4) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(m)(5).	Amendment to Employees’ Excess Benefits Plan A, effective December 18, 2009.

10	(n).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(n)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(n)(2).	Amendment to Incentive Compensation Plan of Alcoa Inc., effective December 18, 2009.

10	(o).	Employees’ Excess Benefit Plan, Plan C, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(o)(1).	Amendments to Employees’ Excess Benefit Plan, Plan C, effective December 29, 2008, incorporated by reference to exhibit 10(l)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(o)(2).	Amendment to Employees’ Excess Benefit Plan C, effective December 18, 2009.

10	(p).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10	(q).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(q)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(r).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(r)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(r)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(s).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(s)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(s)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(s)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(s)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(s)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(s)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(s)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007 incorporated by reference to exhibit 10(p)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(s)(8).	Amendments to Deferred Compensation Plan, effective December 29, 2008, incorporated by reference to exhibit 10(p)(8) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(s)(9).	Amendment to Deferred Compensation Plan, effective April 1, 2009.

10	(s)(10).	Amendment to Deferred Compensation Plan, effective December 18, 2009.

10	(t).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(u).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(v).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(w).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(x).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009.

10	(y).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(u) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(y)(1).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective December 29, 2008, incorporated by reference to exhibit 10(u)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(y)(2).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 16, 2009.

10	(y)(3).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 18, 2009.

10	(z).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(aa).	Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(aa)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(aa)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(aa)(3).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2005, incorporated by reference to exhibit 10(x)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(aa)(4).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective December 29, 2008, incorporated by reference to exhibit 10(w)(4) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(bb).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007, incorporated by reference to exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(bb)(1).	Amendment to Alcoa Inc. Change in Control Severance Plan, effective December 16, 2009.

10	(cc).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(dd).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(ee).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(ff).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(gg).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(hh).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(ii).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K dated January 10, 2005.

10	(jj).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10	(jj)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10	(jj)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(jj)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(jj)(4).	Amendments to Global Pension Plan, effective December 29, 2008, incorporated by reference to exhibit 10(ff)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(jj)(5).	Amendments to Global Pension Plan, effective July 1, 2009.

10	(jj)(6).	Amendments to Global Pension Plan, effective December 18, 2009.

10	(kk).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(kk)(1).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and William F. Christopher , incorporated by reference to exhibit 10(gg)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(kk)(2).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Charles D. McLane, Jr., incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(kk)(3).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Bernt Reitan, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(kk)(4).	Executive Severance Agreement, as amended and restated effective December 9, 2008, between Alcoa Inc. and J. Michael Schell, incorporated by reference to exhibit 10(gg)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(kk)(5).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Helmut Wieser, incorporated by reference to exhibit 10(gg)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(kk)(6).	Executive Severance Agreement, effective July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2009.

10	(ll).	Description of Non-Employee Director Compensation incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10	(mm).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(nn).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(oo).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(pp).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(qq).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated May 13, 2009.

10	(rr).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009.

10	(ss).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K dated November 16, 2005.

10	(tt).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(tt)(1).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective December 18, 2009.

10	(uu).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10	(vv).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(ww).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007, incorporated by reference to exhibit 10(tt) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(xx).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007, incorporated by reference to exhibit 10(vv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(yy).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10	(zz).	Letter Agreement, effective July 24, 2009, between Franklin A. Thomas, Lead Director, and Alain J. P. Belda, Chairman of the Board, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated July 29, 2009.

10	(aaa).	Employment Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10	(bbb).	Employment Offer Letter, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10	(ccc).	Director Plan: You Make a Difference Award, incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(ddd).	Form of Award Agreement for Stock Options, effective January 1, 2010.

12.		Computation of Ratio of Earnings to Fixed Charges.

21.		Subsidiaries and Equity Entities of the Registrant.

23.		Consent of Independent Registered Public Accounting Firm.

24.		Power of Attorney for certain directors.

31.		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL Instance Document.

101.	SCH	XBRL Taxonomy Extension Schema Document.

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit Nos. 10(l) through 10(ddd) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Alcoa Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 18, 2010 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2010

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31,

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions (B)	Balance at end of period
Allowance for doubtful accounts—customer receivables:

2009	$65	$9	$4	$8	$70

2008	68	26	(5)	24	65

2007	64	9	9	14	68

Allowance for doubtful accounts—other receivables:

2009	$79	$6	$6	$1	$90

2008	88	13	(21)	1	79

2007	66	9	14	1	88

Income tax valuation allowance:

2009	$713	$140	$62	$7	$908

2008	517	204	7	15	713

2007	536	(19)	-	-	517

Notes:	(A	)	Amounts related to the allowances for doubtful accounts represent collections on accounts previously written off, acquisition/divestiture of subsidiaries, and foreign currency translation adjustments. Amounts related to the income tax valuation allowance represent acquisition/divestiture of subsidiaries and foreign currency translation adjustments.
	(B	)	Amounts related to the allowances for doubtful accounts are due to the write-off of uncollectible accounts. Amounts related to the income tax valuation allowance are due to the utilization of tax loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCOA INC.

February 18, 2010	By	/s/ Tony R. Thene
Tony R. Thene
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Kleinfeld Klaus Kleinfeld	President and Chief Executive Officer (Principal Executive Officer and Director)	February 18, 2010

/s/ Charles D. McLane, Jr. Charles D. McLane, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2010

Alain J.P. Belda, Kathryn S. Fuller, Carlos Ghosn, Joseph T. Gorman, Judith M. Gueron, Michael G. Morris,

E. Stanley O’Neal, James W. Owens, Patricia F. Russo, Henry B. Schacht, Ratan N. Tata, Franklin A. Thomas, and Ernesto Zedillo, each as a Director, on February 18, 2010, by Donna C. Dabney, their Attorney-in-Fact.*

*By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact