Form 10-Q
period 2010-03-31
ALCOA INC
filed 2010-04-22
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of April 19, 2010, 1,021,019,821 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

A07-15045

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2010	2009

Sales (J)	$4,887	$4,147

Cost of goods sold (exclusive of expenses below)	4,013	4,143
Selling, general administrative, and other expenses	239	244
Research and development expenses	39	41
Provision for depreciation, depletion, and amortization	358	283
Restructuring and other charges (D)	187	69
Interest expense	118	114
Other expenses, net (I)	21	30

Total costs and expenses	4,975	4,924

Loss from continuing operations before income taxes	(88)	(777)
Provision (benefit) for income taxes (M)	84	(307)

Loss from continuing operations	(172)	(470)
Loss from discontinued operations (C)	(7)	(17)

Net loss	(179)	(487)

Less: Net income attributable to noncontrolling interests	22	10

NET LOSS ATTRIBUTABLE TO ALCOA	$(201)	$(497)

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Loss from continuing operations	$(194)	$(480)
Loss from discontinued operations	(7)	(17)

Net loss	$(201)	$(497)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (L):
Basic:
Loss from continuing operations	$(0.19)	$(0.59)
Loss from discontinued operations	(0.01)	(0.02)

Net loss	$(0.20)	$(0.61)

Diluted:
Loss from continuing operations	$(0.19)	$(0.59)
Loss from discontinued operations	(0.01)	(0.02)

Net loss	$(0.20)	$(0.61)

Dividends paid per common share	$0.03	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,292	$1,481
Receivables from customers, less allowances of $61 in 2010 and $70 in 2009	1,647	1,529
Other receivables	308	653
Inventories (F)	2,394	2,328
Prepaid expenses and other current assets	978	1,031

Total current assets	6,619	7,022

Properties, plants, and equipment	35,757	35,525
Less: accumulated depreciation, depletion, and amortization	16,090	15,697

Properties, plants, and equipment, net	19,667	19,828

Goodwill	5,065	5,051
Investments	1,058	1,061
Deferred income taxes	2,918	2,958
Other noncurrent assets	2,388	2,419
Assets held for sale (C)	120	133

Total assets	$37,835	$38,472

LIABILITIES
Current liabilities:
Short-term borrowings	$166	$176
Accounts payable, trade	1,868	1,954
Accrued compensation and retirement costs	799	925
Taxes, including income taxes	371	345
Other current liabilities	1,274	1,345
Long-term debt due within one year	666	669

Total current liabilities	5,144	5,414

Long-term debt, less amount due within one year	8,925	8,974
Accrued pension benefits (O)	2,547	3,163
Accrued postretirement benefits	2,689	2,696
Other noncurrent liabilities and deferred credits	2,631	2,605
Liabilities of operations held for sale (C)	49	60

Total liabilities	21,985	22,912

COMMITMENTS AND CONTINGENCIES (H)

CONVERTIBLE SECURITIES OF SUBSIDIARY (G)	—	40

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (K)	1,141	1,097
Additional capital (K)	7,100	6,608
Retained earnings	10,787	11,020
Treasury stock, at cost	(4,191)	(4,268)
Accumulated other comprehensive loss	(2,223)	(2,092)

Total Alcoa shareholders’ equity	12,669	12,420

Noncontrolling interests	3,181	3,100

Total equity	15,850	15,520

Total liabilities and equity	$37,835	$38,472

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2010	2009
CASH FROM OPERATIONS
Net loss	$(179)	$(487)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	358	283
Deferred income taxes	68	(24)
Equity (income) loss, net of dividends	(15)	27
Restructuring and other charges (D)	187	69
Net gain from investing activities – asset sales (I)	(2)	(27)
Loss from discontinued operations (C)	7	17
Stock-based compensation	25	26
Other	65	37
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(176)	302
(Increase) decrease in inventories	(105)	523
Decrease in prepaid expenses and other current assets	14	11
(Decrease) in accounts payable, trade	(55)	(474)
(Decrease) in accrued expenses	(326)	(303)
Increase (decrease) in taxes, including income taxes	321	(339)
Pension contributions	(22)	(34)
(Increase) decrease in noncurrent assets	(9)	30
Increase in noncurrent liabilities	53	98
(Increase) decrease in net assets held for sale (C)	(17)	1

CASH PROVIDED FROM (USED FOR) CONTINUING OPERATIONS	192	(264)
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS	7	(7)

CASH PROVIDED FROM (USED FOR) OPERATIONS	199	(271)

FINANCING ACTIVITIES
Net change in short-term borrowings	(9)	209
Net change in commercial paper	—	(1,202)
Additions to long-term debt	53	689
Debt issuance costs	—	(13)
Payments on long-term debt	(86)	(1)
Proceeds from exercise of employee stock options	5	—
Issuance of common stock (L)	—	876
Dividends paid to shareholders	(32)	(137)
Dividends paid to noncontrolling interests	(72)	(77)
Contributions from noncontrolling interests	27	159
Acquisitions of noncontrolling interests (G)	(66)	—

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(180)	503

INVESTING ACTIVITIES
Capital expenditures	(221)	(468)
Capital expenditures of discontinued operations	—	(3)
Acquisitions, net of cash acquired	5	18
Proceeds from the sale of assets and businesses	—	116
Additions to investments	(129)	(29)
Sales of investments	137	506
Other	—	(4)

CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES	(208)	136

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1

Net change in cash and cash equivalents	(189)	369
Cash and cash equivalents at beginning of year	1,481	762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,292	$1,131

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	—	—	—	(497)	—	—	10	(487)
Other comprehensive income (loss)	—	—	—	—	—	413	(3)	410
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.20 per share	—	—	—	(168)	—	—	—	(168)
Noncontrolling interests	—	—	—	—	—	—	(77)	(77)
Beneficial conversion option on convertible notes	—	—	66	—	—	—	—	66
Stock-based compensation	—	—	26	—	—	—	—	26
Common stock issued: compensation plans	—	—	(67)	—	54	—	—	(13)
Issuance of common stock	—	172	704	—	—	—	—	876
Contributions	—	—	—	—	—	—	159	159
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Other	—	—	—	—	—	—	(7)	(7)

Balance at March 31, 2009	$55	$1,097	$6,579	$11,734	$(4,272)	$(2,756)	$2,500	$14,937

Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520
Net (loss) income	—	—	—	(201)	—	—	22	(179)
Other comprehensive (loss) income	—	—	—	—	—	(131)	107	(24)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(31)	—	—	—	(31)
Noncontrolling interests	—	—	—	—	—	—	(72)	(72)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(67)	—	77	—	—	10
Issuance of common stock (K)	—	44	556	—	—	—	—	600
Contributions	—	—	—	—	—	—	27	27
Purchase of equity from noncontrolling interest	—	—	(2)	—	—	—	(4)	(6)
Other	—	—	(20)	—	—	—	1	(19)

Balance at March 31, 2010	$55	$1,141	$7,100	$10,787	$(4,191)	$(2,223)	$3,181	$15,850

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2010	2009	2010	2009	2010	2009
Net (loss) income	$(201)	$(497)	$22	$10	$(179)	$(487)

Other comprehensive (loss) income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	29	26	1	1	30	27
Foreign currency translation adjustments (A)	(103)	(87)	105	(4)	2	(91)
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(3)	48	—	—	(3)	48
Net amount reclassified to earnings	2	380	—	—	2	380

Net change in unrealized (losses) gains on available-for-sale securities	(1)	428	—	—	(1)	428

Unrecognized (losses) gains on derivatives (P):
Net change from periodic revaluations	(74)	100	1	—	(73)	100
Net amount reclassified to earnings	18	(54)	—	—	18	(54)

Net unrecognized (losses) gains on derivatives	(56)	46	1	—	(55)	46

Total Other comprehensive (loss) income, net of tax	(131)	413	107	(3)	(24)	410

Comprehensive (loss) income	$(332)	$(84)	$129	$7	$(203)	$(77)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2009 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.

Effective January 1, 2010, the functional currency of a subsidiary located in Brazil (that is part of Alcoa World Alumina and Chemicals, which is 60% owned by Alcoa and 40% owned by Alumina Limited) was changed from the U.S. dollar to the Brazilian real (BRL). This change was made as a result of changes in the operations of the business following the completion of the São Luís refinery expansion and Juruti bauxite mine development in the second half of 2009. In connection with this change, on January 1, 2010, an adjustment of $300 was recorded as an increase to the net nonmonetary assets of this subsidiary (primarily properties, plants, and equipment) with a corresponding adjustment to the foreign currency translation component of Accumulated other comprehensive loss. The functional currency of all of Alcoa’s Brazilian operations is now BRL.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2010, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2010, Alcoa adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the Consolidated Financial Statements. In March 2010, management terminated the Company’s accounts receivable securitization program (see Note N); had this program not been terminated, the adoption of these changes would have resulted in a $250 increase to both Receivables from customers and Short-term borrowings on the Consolidated Balance Sheet.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note Q), the adoption of these changes had no impact on the Consolidated Financial Statements.

Issued

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

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for Alcoa beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Consolidated Financial Statements.

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for Alcoa on July 1, 2010. Management has determined these changes will not have an impact on the Consolidated Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For the first quarter ended March 31, 2010, there were no active businesses classified as discontinued operations. The Electrical and Electronic Solutions (EES) business (parts of which were sold in June 2009 and December 2009) was included in discontinued operations for the first quarter ended March 31, 2009.

The following table details selected financial information of discontinued operations:

	First quarter ended March 31,
	2010	2009
Sales	$—	$155

Loss from operations before income taxes	$(12)	$(24)
Benefit for income taxes	5	7

Loss from discontinued operations	$(7)	$(17)

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

In the 2010 first quarter, discontinued operations included an additional loss for the wire harness and electrical portion of the EES business sold in June 2009 as a result of a contract settlement with a former customer of this business (see Note E). In the 2009 first quarter, loss from discontinued operations was comprised of the operational results of the EES business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business (one remaining plant located in Brazil), the Transportation Products Europe business, and the Hawesville, KY automotive casting facility.

The major classes of assets and liabilities of operations held for sale were as follows:

	March 31, 2010	December 31, 2009
Assets:
Receivables	$46	$41
Inventories	29	26
Properties, plants, and equipment	29	45
Other assets	16	21

Assets held for sale	$120	$133

Liabilities:
Accounts payable, trade	$22	$25
Accrued expenses	27	35

Liabilities of operations held for sale	$49	$60

D. Restructuring and Other Charges – In the first quarter of 2010, Alcoa recorded Restructuring and other charges of $187 ($119 after-tax and noncontrolling interests), which were comprised of the following components: $129 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations and $12 ($9 after-tax and noncontrolling interests) in net charges for various other restructuring activities, including charges for the layoff of approximately 220 employees. In the 2010 first quarter, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year), the smelter located in Badin, NC (capacity of 60 kmt-per-year), an aluminum fluoride plant in Point Comfort, TX, a paste plant and cast house in Massena, NY, and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $129 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

In the first quarter of 2009, Alcoa recorded Restructuring and other charges of $69 ($46 after-tax and noncontrolling interests), which were comprised of the following components: $48 ($32 after-tax and noncontrolling interests) for the layoff of approximately 2,500 employees (2,190 in the Engineered Products and Solutions segment, 160 in the Primary Metals segment, 60 in the Flat-Rolled Products segment, and 90 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and $3 ($2 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating Restructuring and other charges to such results would have been as follows:

	First quarter ended March 31,
	2010	2009
Alumina	$12	$—
Primary Metals	150	11
Flat-Rolled Products	(5)	4
Engineered Products and Solutions	4	27

Segment total	161	42
Corporate	26	27

Total restructuring and other charges	$187	$69

As of March 31, 2010, approximately 90 of the 220 employees associated with 2010 restructuring programs, approximately 4,900 of the 6,600 employees associated with 2009 restructuring programs, and approximately 5,900 of the 6,200 employees associated with 2008 restructuring programs were terminated. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2010. In the 2010 first quarter, cash payments of $2, $37, and $7 were made against the layoff reserves related to the 2010, 2009, and 2008 restructuring programs, respectively.

Activity and reserve balances for restructuring charges are as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2008	$251	$77	$328

2009:
Cash payments	(203)	(18)	(221)
Restructuring charges	186	13	199
Other*	(74)	(6)	(80)

Reserve balances at December 31, 2009	160	66	226

2010:
Cash payments	(47)	(6)	(53)
Restructuring charges	8	49	57
Other*	(14)	(41)	(55)

Reserve balances at March 31, 2010	$107	$68	$175

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note H), respectively. In 2009, Other for layoff costs also included a reduction of $26 for reserves related to the wire harness and electrical portion of the EES business as Platinum Equity assumed these obligations.

The remaining reserves are expected to be paid in cash during 2010, with the exception of approximately $65 to $70, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On March 31, 2009, Alcoa completed a non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s 50% stake in the Elkem Aluminium ANS joint venture. The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax) in the first quarter of 2009. In the 2010 first quarter, the purchase price allocation was finalized based on the completion of a valuation study resulting in goodwill of $48, half of which is deductible for U.S. income tax purposes, and a corresponding reduction in properties, plants, and equipment. There was no change to the gain recognized on the transaction in 2009. Under business combination accounting, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation; however, this $48 was deemed immaterial for this purpose.

On June 15, 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity, effective June 1, 2009. Alcoa recognized a loss of $129 ($168 pretax) in discontinued operations in 2009 for this transaction. In the 2010 first quarter, Alcoa recognized an additional loss of $6 ($9 pretax) in discontinued operations as a result of a contract settlement with a former customer of this business (see Note C).

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

F. Inventories

	March 31, 2010	December 31, 2009
Finished goods	$460	$441
Work-in-process	726	680
Bauxite and alumina	638	593
Purchased raw materials	331	359
Operating supplies	239	255

	$2,394	$2,328

At March 31, 2010 and December 31, 2009, the total amount of inventories valued on a last in, first out (LIFO) basis was 35%. If valued on an average-cost basis, total inventories would have been $738 and $717 higher at March 31, 2010 and December 31, 2009, respectively.

G. Investments – In December 2009, Alcoa and Saudi Arabian Mining Company (known as “Ma’aden”) entered into a 30-year joint venture shareholders’ agreement setting forth the terms for the development, construction, ownership, and operation of an integrated bauxite mine, alumina refinery, aluminum smelter, and rolling mill, in Saudi Arabia. The joint venture was to be owned 60% by Ma’aden with the other 40% being controlled by Alcoa through a special-purpose vehicle (SPV). Through this SPV arrangement, Alcoa and Aluminum Financing Limited would each have a 20% economic interest in the joint venture. Aluminum Financing Limited’s investment was in the form of subordinated, participating convertible notes issued by the SPV (the “Notes”), which had common equity rights in the SPV and were to be converted into permanent equity at a future date based on certain conditions as defined in the underlying SPV agreement.

In March 2010, Alcoa and Ma’aden executed a supplement to the shareholders’ agreement and modified the ownership structure such that the joint venture now will be owned 74.9% by Ma’aden and 25.1% by Alcoa. Ma’aden and Alcoa will have put and call options, respectively, whereby Ma’aden can require Alcoa to purchase from Ma’aden, or Alcoa can require Ma’aden to sell to Alcoa, a 14.9% interest in the joint venture at the then fair value. These options may only be exercised in a six-month window that opens five years after the Commercial Production Date (as defined in the shareholders’ agreement) and, if exercised, must be exercised for the full 14.9% interest. In addition, Alcoa will pay $34 (rather than the previously-disclosed $55) to Ma’aden, representing Alcoa’s pro rata share of certain agreed upon pre-incorporation costs incurred by Ma’aden before formation of the joint venture; this payment is due on August 1, 2010.

The Alcoa affiliate that will hold Alcoa’s interests in the smelting company and the rolling mill company will be wholly owned by Alcoa, and the Alcoa affiliate that will hold Alcoa’s interests in the mining and refining company will be owned 60% (or more) by Alcoa and 40% by Alumina Limited. Except in limited circumstances, Alcoa may not sell, transfer or otherwise dispose of or encumber or enter into any agreement in respect of the votes or other rights attached to its interests in the joint venture without Ma’aden’s prior written consent.

Concurrent with modifying the shareholders’ agreement with Ma’aden, Alcoa entered into an agreement with Aluminum Financing Limited under which Alcoa redeemed the $40 in Notes, and Aluminum Financing Limited terminated all of its current and future interests in the SPV, for a payment of $60. This $60 was included in Acquisitions of noncontrolling interests on the accompanying Statement of Consolidated Cash Flows. The difference between the redemption amount and the carrying value of the Notes was reflected as a reduction in Additional capital on the accompanying Consolidated Balance Sheet.

As a result of the changes in the ownership structure described above, Alcoa’s capital investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing.

H. Commitments and Contingencies

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

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009. No schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300, some portion of which may be recognized over future periods.

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

European Commission Matters

In July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extended the tariff

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

that was in force until December 31, 2005 through November 19, 2009 (Alcoa has been incurring higher power costs at its smelters in Italy subsequent to the tariff end date). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required during 2010. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision, including seeking injunctive relief to suspend the effectiveness of the decision.

As a result of the EC’s decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs can be negotiated. These smelters are currently operating on short-term, market-based power contracts, under which Alcoa may stop receiving power at any time. In February 2010, the Italian Government issued a decree, which was converted into law by the Italian Parliament in March 2010, to provide interruptibility rights to certain industrial customers who were willing to be subject to temporary interruptions in the supply of power. Alcoa applied for and was granted such rights related to its Portovesme smelter. The EC is currently reviewing the validity of the decree to determine whether it qualifies as state aid. Alcoa already had interruptibility rights under existing Italian legislation, which are not currently subject to review by the EC, related to its Fusina smelter. Alcoa and the Italian Government are expected to meet in late April to evaluate the Fusina situation.

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 32 previously owned or operating facilities and adjoining properties, and 70 waste sites, including Superfund (Comprehensive

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $333 and $307 at March 31, 2010 and December 31, 2009 (of which $28 and $27 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the first quarter of 2010, the remediation reserve was increased by $33 due to a $17 reserve adjustment related to the Massena, NY site discussed below, $14 in reserve adjustments related to two U.S. smelters (see Note D), and $2 associated with various sites. The changes to the remediation reserve, except for the $14, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $7 in the 2010 first quarter. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

In late 2009, the EPA requested that Alcoa submit a complete revised Analysis of Alternatives Report in March 2010 to address questions and comments from the EPA and various stakeholders. On March 24, 2010, Alcoa submitted the revised report, which included an expanded list of proposed remedial alternatives, as directed by the EPA. Alcoa increased the reserve associated with the Grasse River by $17 for an increase in the estimated costs of the recommended capping alternative as a result of changes in scope that occurred due to the questions and comments from the EPA and various stakeholders. While the EPA reviews the revised report throughout 2010, Alcoa will continue with its on-going monitoring and field studies activities.

The ultimate selection of a remedy may result in additional liability. Alternatives analyzed in the most recent Analysis of Alternatives report that are equally effective as the recommended capping remedy range in additional estimated costs between $20 and $100. As such, Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2011 or later.

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

On March 17, 2010, Alcoa received a letter from the WDE stating that the work performed by Alcoa related to the Columbia River and the upland portions of the Vancouver property met all of the requirements of the consent decree, as well as the industrial cleanup standards under the Washington State Model Toxics Control Act. No additional reserve adjustment was necessary.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $258 (R$462) and $264 (R$460) at March 31, 2010 and December 31, 2009, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $510 (R$910), which represents Alumínio’s investment and guarantees of debt as of March 31, 2010.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2011. In the first quarter of 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,700 (R$4,900) and Alumínio’s share is approximately $700 (R$1,250). As of March 31, 2010, Alumínio has contributed approximately $480 (R$860) towards the $700 commitment.

In early 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $560 (R$1,000) and Alumínio’s share is approximately $200 (R$350). Through March 31, 2009, Alumínio contributed approximately $120 (R$220) towards the $200 commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. As a result, the participants in this project will no longer be required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. Additionally, in May 2009, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $90 (R$161) and $89 (R$156) at March 31, 2010 and December 31, 2009, respectively. Alcoa’s maximum exposure to loss on this project is approximately $210 (R$380), which represents Alumínio’s investment and guarantee of debt as of March 31, 2010.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $120 (A$155), including $4 (A$4) in the 2010 first quarter, and committed to invest an additional $25 (A$28) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $430 (A$470) as of March 31, 2010.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

I. Other Expenses, Net

	First quarter ended March 31,
	2010	2009
Equity (income) loss	$(3)	$23
Interest income	(4)	(1)
Foreign currency (gains) losses, net	(6)	14
Net gain from asset sales	(2)	(27)
Other, net	36	21

	$21	$30

J. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

First quarter ended March 31, 2010	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total

Sales:
Third-party sales	$638	$1,702	$1,435	$1,074	$4,849
Intersegment sales	591	623	46	—	1,260

Total sales	$1,229	$2,325	$1,481	$1,074	$6,109

Profit and loss:
Equity income	$2	$—	$—	$1	$3
Depreciation, depletion, and amortization	92	147	59	41	339
Income taxes	27	18	18	31	94
After-tax operating income (ATOI)	72	123	30	81	306

First quarter ended March 31, 2009

Sales:
Third-party sales	$430	$844	$1,510	$1,270	$4,054
Intersegment sales	384	393	26	—	803

Total sales	$814	$1,237	$1,536	$1,270	$4,857

Profit and loss:
Equity income (loss)	$2	$(30)	$—	$—	$(28)
Depreciation, depletion, and amortization	55	122	52	40	269
Income taxes	(1)	(147)	—	46	(102)
ATOI	35	(212)	(61)	95	(143)

The following table reconciles total segment ATOI to consolidated net loss attributable to Alcoa:

	First quarter ended March 31,
	2010	2009
Total segment ATOI	$306	$(143)
Unallocated amounts (net of tax):
Impact of LIFO	(14)	29
Interest income	3	1
Interest expense	(77)	(74)
Noncontrolling interests	(22)	(10)
Corporate expense	(67)	(71)
Restructuring and other charges	(122)	(46)
Discontinued operations	(7)	(17)
Other	(201)	(166)

Consolidated net loss attributable to Alcoa	$(201)	$(497)

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Items required to reconcile segment ATOI to consolidated net loss attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

K. Preferred and Common Stock – On January 26, 2010, Alcoa contributed 44,313,146 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $13.54 per share (the closing price of Alcoa’s common stock on January 26, 2010), or $600 in the aggregate, and were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011. On January 27, 2010, the 44,313,146 shares were registered under Alcoa’s current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of March 31, 2010, there were 1,141,387,684 common shares issued and 1,020,819,182 common shares outstanding.

L. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared and dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities.

The information used to compute basic and diluted EPS on loss from continuing operations attributable to Alcoa common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2010	2009
Loss from continuing operations attributable to Alcoa common shareholders	$(194)	$(480)
Less: preferred stock dividends declared	1	1

Loss from continuing operations available to common equity	(195)	(481)
Less: dividends and undistributed earnings allocated to participating securities	—	—

Loss from continuing operations available to Alcoa common shareholders	$(195)	$(481)

Average shares outstanding – basic	1,007	817
Effect of dilutive securities:
Stock options	—	—
Stock and performance awards	—	—
Convertible notes	—	—

Average shares outstanding – diluted	1,007	817

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At March 31, 2010 and 2009, there were 5 million and 7 million such participating securities outstanding. However, none of the loss from continuing operations in either period was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees no longer have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At March 31, 2010, there were 3 million such awards outstanding.

In the first quarter of 2010 and 2009, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS in either period. Additionally, 34 million stock options and 3 million stock and performance awards were not included in the computation of diluted EPS in the first quarter of 2010. Had Alcoa generated sufficient income from continuing operations, 89 million and 7 million potential shares of common stock related to the convertible notes and stock options, respectively, in the 2010 first quarter and, 8 million potential shares of common stock related to the convertible notes in the 2009 first quarter would have been included in diluted average shares outstanding.

Options to purchase 24 million and 68 million shares of common stock at a weighted average exercise price of $32.70 and $24.67 per share were outstanding as of March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

M. Income Taxes – The effective tax rate for the first quarter of 2010 and 2009 was 95.5% (provision on a loss) and 39.5% (benefit on a loss), respectively. The rate for the 2010 first quarter differs by 130.5% from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D (see Note O), a $22 impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact is expected to reverse by the end of 2010), and $11 in discrete income tax charges for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture and a change in the anticipated structure of the potential sale of the Transportation Products Europe business.

The rate for the 2009 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S dollars, an $11 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction, and a $15 impact for operational losses that are excluded from the estimated annual effective tax rate calculation.

N. Accounts Receivable Securitizations – On March 26, 2010, Alcoa terminated its accounts receivable securitization program, under which Alcoa sold a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash. Alcoa repaid the $250 upon termination. In light of the adoption of accounting changes related to the transfer of financial assets, had the securitization program not been terminated, it would have resulted in a $250 increase in both Receivables from customers and Short-term borrowings on the accompanying Consolidated Balance Sheet (see Note B).

Also on March 26, 2010, Alcoa entered into two arrangements with third parties to sell certain customer receivables outright without recourse. Under these agreements, $177 of receivables were sold for cash in March 2010. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Postretirement benefits
First quarter ended March 31,	2010	2009	2010	2009
Service cost	$37	$35	$5	$5
Interest cost	170	167	44	46
Expected return on plan assets	(196)	(191)	(2)	(3)
Amortization of prior service cost (benefit)	4	4	(4)	(3)
Recognized actuarial loss	44	28	8	11

Net periodic benefit cost	$59	$43	$51	$56

On January 26, 2010, Alcoa contributed newly issued shares (see Note K) of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D.

The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MPDIMA”). Alcoa has been receiving the federal subsidy since the 2006 tax year related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.

Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. As a result, Alcoa recognized a noncash charge of $79 in the first quarter ended March 31, 2010 for the elimination of a related deferred tax asset to reflect the change in the tax treatment of the federal subsidy (see Note M).

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Aluminum contracts	Prepaid expenses and other current assets	$46	$59
Interest rate contracts	Prepaid expenses and other current assets	38	34
Foreign exchange contracts	Prepaid expenses and other current assets	5	7
Energy contracts	Prepaid expenses and other current assets	—	7
Aluminum contracts	Other noncurrent assets	28	22
Interest rate contracts	Other noncurrent assets	73	73
Foreign exchange contracts	Other noncurrent assets	3	5
Energy contracts	Other noncurrent assets	1	—

Total derivatives designated as hedging instruments		$194	$207

Derivatives not designated as hedging instruments*:
Aluminum contracts	Prepaid expenses and other current assets	$4	$6
Energy contracts	Prepaid expenses and other current assets	—	1
Freight contracts	Prepaid expenses and other current assets	1	—
Aluminum contracts	Other noncurrent assets	1	3

Total derivatives not designated as hedging instruments		$6	$10

Less margin held:
Interest rate contracts	Prepaid expenses and other current assets	$13	$19
Aluminum contracts	Prepaid expenses and other current assets	16	22
Energy contracts	Prepaid expenses and other current assets	—	1
Interest rate contracts	Other noncurrent assets	11	18

Sub-total		$40	$60

Total Asset Derivatives		$160	$157

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Aluminum contracts	Other current liabilities	$97	$67
Energy contracts	Other current liabilities	14	—
Foreign exchange contracts	Other current liabilities	8	4
Aluminum contracts	Other noncurrent liabilities and deferred credits	745	734

Total derivatives designated as hedging instruments		$864	$805

Derivatives not designated as hedging instruments*:
Aluminum contracts	Other current liabilities	$47	$42
Energy contracts	Other current liabilities	56	37
Aluminum contracts	Other noncurrent liabilities and deferred credits	41	36
Energy contracts	Other noncurrent liabilities and deferred credits	31	24
Foreign exchange contracts	Other noncurrent liabilities and deferred credits	—	1
Embedded credit derivative	Other noncurrent liabilities and deferred credits	28	22

Total derivatives not designated as hedging instruments		$203	$162

Less margin posted:
Aluminum contracts	Other current liabilities	$5	$4
Energy contracts	Other current liabilities	29	18
Aluminum contracts	Other noncurrent liabilities and deferred credits	2	3
Energy contracts	Other noncurrent liabilities and deferred credits	21	12

Sub-total		$57	$37

Total Liability Derivatives		$1,010	$930

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

For certain derivative contracts whose fair values are based upon trades in liquid markets, such as interest rate swaps, valuation model inputs can generally be verified and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

Alcoa has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts). For periods beyond the term of quoted market prices for aluminum, Alcoa uses a model that estimates the long-term price of aluminum based on anticipated changes in worldwide supply and demand. For periods beyond the term of quoted market prices for energy, management has developed a forward curve based on independent consultant market research. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3).

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	March 31, 2010	December 31, 2009
Assets:
Level 1	$88	$110
Level 2	111	107
Level 3	1	—
Margin held*	(40)	(60)

Total	$160	$157

Liabilities:
Level 1	$89	$61
Level 2	85	75
Level 3	893	831
Margin posted*	(57)	(37)

Total	$1,010	$930

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. At December 31, 2009, margin held also represents cash collateral received related to energy contracts included in Level 1. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

First quarter ended March 31, 2010
Balance at beginning of period	$831
Total gains or losses (realized and unrealized) included in:
Sales	(8)
Cost of goods sold	(11)
Other expenses, net	45
Other comprehensive loss	35
Purchases, sales, issuances, and settlements	—
Transfers in and (or) out of Level 3*	—

Balance at end of period	$892

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at March 31, 2010:
Sales	$—
Cost of goods sold	—
Other expenses, net	25

*	There were no transfers in or out of Level 3 for the first quarter ended March 31, 2010.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $892 as of March 31, 2010. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. In periods prior to January 1, 2010, unrealized gains and losses were included in Other comprehensive income; in periods subsequent to December 31, 2009, such changes were included in Other expenses, net on the accompanying Statement of Consolidated Operations.

In the 2010 first quarter, Alcoa entered into a contract to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts will be recorded in Other comprehensive income until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold.

Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Realized gains and losses for this embedded derivative were included in Other expenses, net on the accompanying Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows (there were no contracts that ceased to qualify as a fair value hedge in the 2010 and 2009 first quarters):

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		First quarter ended March 31,
		2010	2009
Aluminum contracts	Sales	$19	$(141)
Interest rate contracts	Interest expense	18	11

Total		$37	$(130)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2010, Alcoa had 375 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2010 to 2012.

In the 2010 first quarter, Alcoa entered into a contract to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2010, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)*		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,			First quarter ended March 31,			First quarter ended March 31,
	2010	2009		2010	2009		2010	2009
Aluminum contracts	$(57)	$114	Sales	$(11)	$14	Other expenses, net	$2	$2
Aluminum contracts	—	12	Other expenses, net	—	47	Other expenses, net	—	—
Energy contracts	(10)	(26)	Cost of goods sold	(4)	(7)	Other expenses, net	—	—
Energy contracts	(1)	—	Other expenses, net	—	—	Other expenses, net	—	—
Foreign exchange contracts	(6)	—	Sales	(3)	—	Other expenses, net	—	—

Total	$(74)	$100		$(18)	$54		$2	$2

*	Assuming market rates remain constant with the rates at March 31, 2010, a loss of $132 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2010 and 2009, the amount of gain or (loss) recognized in income related to the ineffective portion of the hedging relationships.

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

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31, 2010	December 31, 2009
Aluminum contracts (kmt)	1,736	1,917
Energy contracts:
Electricity (megawatt hours)	100,578,295	—
Natural gas (million British thermal units)	10,170,000	13,560,000
Fuel oil (metric tons)	232,037	307,143
Foreign exchange contracts	$125	$158

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		First quarter ended March 31,
		2010	2009
Aluminum contracts	Sales	$1	$(12)
Aluminum contracts	Other expenses, net	(8)	11
Embedded credit derivative	Other expenses, net	(6)	(21)
Energy contracts	Other expenses, net	(33)	—
Foreign exchange contracts	Other expenses, net	3	2

Total		$(43)	$(20)

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

The energy contracts are associated with a smelter in the U.S. and include a power contract that no longer qualified for the normal purchase normal sale exception and a financial contract that no longer qualified as a hedge under derivative accounting in late 2009. Both contracts are marked to market through earnings and Alcoa’s obligations under the contracts expire in 2011.

Alcoa has a forward contract to purchase $56 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within the 2010 and 2009 first quarters.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,292	$1,292	$1,481	$1,481
Restricted cash	8	8	8	8
Noncurrent receivables	21	21	24	24
Available-for-sale securities	88	88	105	105
Short-term borrowings	166	166	176	176
Long-term debt due within one year	666	666	669	669
Long-term debt, less amount due within one year	8,925	9,606	8,974	9,885

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Short-term borrowings, and Long-term debt due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments.

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

Q. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as disclosed in the European Commission Matters section of Note H related to a matter in Italy.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2010, and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive (loss) income, and consolidated cash flows for each of the three-month periods ended March 31, 2010 and 2009. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive income (loss), and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 22, 2010

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

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. For a discussion of some of the specific factors that may cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements, see Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2009 and the following sections of this report: Note H and the Derivatives section of Note P to the Consolidated Financial Statements and the discussion included below under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2010	2009
Sales	$4,887	$4,147

Amounts attributable to Alcoa common shareholders:
Loss from continuing operations	$(194)	$(480)
Loss from discontinued operations	(7)	(17)

Net loss	$(201)	$(497)

Earnings per share attributable to Alcoa common shareholders:
Diluted – Loss from continuing operations	$(0.19)	$(0.59)
Diluted – Net loss	(0.20)	(0.61)

Shipments of alumina (kmt)	2,126	1,737
Shipments of aluminum products (kmt)	1,134	1,175

Alcoa’s average realized price per metric ton of aluminum	$2,331	$1,567

Loss from continuing operations attributable to Alcoa was $194, or $0.19 per diluted share, in the 2010 first quarter compared with $480, or $0.59 per share, in the 2009 first quarter. The improvement of $286, or 60%, was primarily the result of the following: significant increases in realized prices for alumina and aluminum, continued costs savings and productivity improvements across all businesses, and the absence of a loss on the sale of an equity investment, partially offset by net unfavorable foreign currency movements, discrete and other income tax charges, the absence of a gain on the exchange of equity interests, and restructuring and other charges for the permanent shutdown and planned demolition of certain U.S. structures.

Net loss attributable to Alcoa for the 2010 first quarter was $201, or $0.20 per share, compared with $497, or $0.61 per share, for the corresponding period in 2009. Net loss in the 2010 first quarter included a loss of $7 from discontinued operations, mostly related to an additional loss for the wire harness and electrical portion of the Electrical and Electronic Solutions (EES) business sold in June 2009 as a result of a contract settlement with a former customer of this business. Net loss in the 2009 first quarter included a loss of $17 from discontinued operations, comprised of the operational results of the EES business.

Sales for the 2010 first quarter increased $740, or 18%, compared with the same period in 2009. The improvement was mainly driven by a rise in realized prices for alumina and aluminum, as a result of significantly higher London Metal Exchange (LME) prices, and sales from the smelters in Norway (acquired on March 31, 2009), somewhat offset by volume declines in the downstream segments due to continued weak end markets.

Cost of goods sold (COGS) as a percentage of Sales was 82.1% in the 2010 first quarter compared with 99.9% in the 2009 first quarter. The percentage was positively impacted by a significant improvement in realized prices for alumina and aluminum and continued cost savings and productivity improvements across all businesses, somewhat offset by net unfavorable foreign currency movements due to a weaker U.S. dollar.

Selling, general administrative, and other expenses (SG&A) decreased $5 in the 2010 first quarter compared with the corresponding period in 2009. The decline was primarily driven by continued reductions in expenses for contractors and consultants and a decrease in bad debt expense, mostly offset by an increase in labor costs (principally due to higher deferred compensation as a result of improved plan performance and higher annual incentive and performance compensation) and SG&A related to the smelters in Norway (acquired on March 31, 2009). SG&A as a percentage of Sales declined from 5.9% in the 2009 first quarter to 4.9% in the 2010 first quarter.

The Provision for depreciation, depletion, and amortization (DD&A) increased $75, or 27%, in the 2010 first quarter compared to the 2009 first quarter. The increase in DD&A was mostly due to the smelters in Norway (acquired on March 31, 2009) and assets placed into service during the second half of 2009, including the Juruti bauxite mine and São Luís refinery expansion in Brazil, the new Bohai (China) flat-rolled product facility, and a high-quality coated sheet line at the Samara (Russia) facility.

Restructuring and other charges in the 2010 first quarter were $187 ($119 after-tax and noncontrolling interests), comprised of the following components: $129 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations and $12 ($9 after-tax and noncontrolling interests) in net charges for various other restructuring activities, including charges for the layoff of approximately 220 employees. In the 2010 first quarter, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year), the smelter located in Badin, NC (capacity of 60 kmt-per-year), an aluminum fluoride plant in Point Comfort, TX, a paste plant and cast house in Massena, NY, and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $129 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

Restructuring and other charges in the 2009 first quarter were $69 ($46 after-tax and noncontrolling interests), comprised of the following components: $48 ($32 after-tax and noncontrolling interests) for the layoff of approximately 2,500 employees (2,190 in the Engineered Products and Solutions segment, 160 in the Primary Metals segment, 60 in the Flat-Rolled Products segment, and 90 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and $3 ($2 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating Restructuring and other charges to such results would have been as follows:

	First quarter ended March 31,
	2010	2009
Alumina	$12	$—
Primary Metals	150	11
Flat-Rolled Products	(5)	4
Engineered Products and Solutions	4	27

Segment total	161	42
Corporate	26	27

Total restructuring and other charges	$187	$69

As of March 31, 2010, approximately 90 of the 220 employees associated with 2010 restructuring programs, approximately 4,900 of the 6,600 employees associated with 2009 restructuring programs, and approximately 5,900 of the 6,200 employees associated with 2008 restructuring programs were terminated. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2010. In the 2010 first quarter, cash payments of $2, $37, and $7 were made against the layoff reserves related to the 2010, 2009, and 2008 restructuring programs, respectively.

Interest expense rose $4, or 4%, in the 2010 first quarter compared with the corresponding period in 2009. The increase was primarily due to a $24 decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service in the second half of 2009, mostly offset by a 6% lower average debt level, principally driven by the absence of outstanding commercial paper.

Other expenses, net declined $9, or 30%, in the 2010 first quarter compared with the 2009 first quarter. The decrease was mainly the result of the absence of a $182 realized loss on the sale of the Shining Prospect investment and an equity loss related to Alcoa’s former 50% equity stake in Elkem; favorable foreign currency movements, primarily due to a stronger Australian dollar and Brazilian real; and net gains related to the improvement in the cash surrender value of company-owned life insurance; mostly offset by the absence of a $188 gain on the Elkem/Sapa AB exchange transaction and a $22 gain on the sale of property in Vancouver, WA; and unfavorable changes in mark-to-market derivative contracts.

The effective tax rate for the first quarter of 2010 and 2009 was 95.5% (provision on a loss) and 39.5% (benefit on a loss), respectively. The rate for the 2010 first quarter differs by 130.5% from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D, a $22 impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact is expected to reverse by the end of 2010), and $11 in discrete income tax charges for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture and a change in the anticipated structure of the potential sale of the Transportation Products Europe business.

The rate for the 2009 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S dollars, an $11 discrete income tax benefit related to the Elkem/Sapa AB exchange transaction, and a $15 impact for operational losses that are excluded from the estimated annual effective tax rate calculation.

Net income attributable to noncontrolling interests for the 2010 first quarter increased $12 compared with the corresponding period in 2009. The increase was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were mainly driven by a significant rise in realized prices, mostly offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009.

Segment Information

I. Alumina

	First quarter ended March 31,
	2010	2009
Alumina production (kmt)	3,866	3,445
Third-party alumina shipments (kmt)	2,126	1,737

Third-party sales	$638	$430
Intersegment sales	591	384

Total sales	$1,229	$814

After-tax operating income (ATOI)	$72	$35

Alumina production increased 12% in the 2010 first quarter compared with the corresponding period in 2009. The increase was driven by the Point Comfort, TX refinery as most of the 1,500 kmt-per-year curtailment initiated between the fourth quarter of 2008 and the first quarter of 2009 has been restored. In addition, production in the first quarter of 2010 included the continued ramp-up of the expansion of the São Luís, Brazil refinery, which began in late 2009 (the Alumina segment’s share is approximately 1,100 kmt-per-year).

Third-party sales for the Alumina segment rose 48% in the 2010 first quarter compared with the same period in 2009, primarily due to a 41% increase in realized prices, driven by significantly higher LME prices, coupled with a 22% increase in volumes.

Intersegment sales increased 54% in the 2010 first quarter compared to the corresponding period in 2009, mostly due to higher realized prices and an increase in demand from the Primary Metals segment.

ATOI for this segment increased $37 in the 2010 first quarter compared to the same period in 2009. The increase was primarily the result of the significant increase in realized prices as well as continued benefits of cost savings initiatives, partially offset by unfavorable foreign currency movements due to a weaker U.S. dollar, higher fuel oil costs, and higher depreciation expense and operating costs associated with the start-up of the Juruti bauxite mine.

In the second quarter of 2010, positive results from cost savings initiatives are expected to continue, as lower caustic costs continue to flow through the system. Alumina pricing will continue to follow a two-month lag on LME and refinery production is expected to increase by 100 kmt in order to match smelter demand.

II. Primary Metals

	First quarter ended March 31,
	2010	2009
Aluminum production (kmt)	889	880
Third-party aluminum shipments (kmt)	695	683

Alcoa’s average realized price per metric ton of aluminum	$2,331	$1,567

Third-party sales	$1,702	$844
Intersegment sales	623	393

Total sales	$2,325	$1,237

ATOI	$123	$(212)

At March 31, 2010, Alcoa had 907 kmt of idle capacity on a base capacity of 4,518 kmt. In the 2010 first quarter, idle capacity decreased 327 kmt compared to December 31, 2009 due to the restart of 32 kmt of previously curtailed production capacity at a smelter in Brazil and the decision to permanently curtail the smelters located in Frederick, MD (195 kmt-per-year) and Badin, NC (60 kmt-per-year) and one potline (40 kmt-per-year) at the smelter in Warrick, IN. Base capacity decreased 295 kmt due to the previously mentioned permanent curtailments. The decision to permanently curtail these facilities was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs.

Aluminum production increased 1% in the 2010 first quarter compared with the corresponding period in 2009. The increase was mainly due to the smelters located in Norway (acquired on March 31, 2009) (282 kmt-per-year), mostly offset by the curtailments of the smelters in Tennessee (215 kmt-per-year, curtailed during Q1 2009) and Massena East (125 kmt-per-year, curtailed during Q2 2009).

Third-party sales for the Primary Metals segment improved $858 in the 2010 first quarter compared with the same period in 2009. The increase was mostly the result of a 49% rise in realized prices, driven by 59% higher LME prices.

Intersegment sales increased 59% in the 2010 first quarter compared to the corresponding period in 2009, mainly as a result of an increase in realized prices, driven by the higher LME.

ATOI for this segment improved $335 in the 2010 first quarter compared to the same period in 2009. The increase was primarily due to the significant rebound in realized prices and continued benefits of cost savings initiatives, somewhat offset by the absence of a gain related to Alcoa’s acquisition of the other 50% of Elkem ($112) and net unfavorable foreign currency movements due to a weaker U.S. dollar.

In the second quarter of 2010, aluminum pricing is expected to follow a 15-day lag on LME while production is expected to remain at 2010 first quarter levels. Additionally, procurement actions and productivity improvements are expected to continue to benefit results. The Master Agreement with the United Steelworkers, which covers 5,350 employees, expires on May 31st. While management is confident that a mutually acceptable agreement will be reached, actions will be taken to ensure business continuity if any disruption should occur.

III. Flat-Rolled Products

	First quarter ended March 31,
	2010	2009
Third-party aluminum shipments (kmt)	379	442

Third-party sales	$1,435	$1,510
Intersegment sales	46	26

Total sales	$1,481	$1,536

ATOI	$30	$(61)

Third-party sales for the Flat-Rolled Products segment declined 5% in the 2010 first quarter compared with the corresponding period in 2009. The improvement in most key end markets almost offsets entirely the lower volumes in the segment’s can sheet business, largely due to a decision to curtail sales to a North American customer, and the absence of sales from two foil plants sold in late 2009.

ATOI for this segment increased $91 in the 2010 first quarter compared to the same period in 2009. The improvement in profitability was primarily driven by favorable pricing and product mix and increased productivity.

In the second quarter of 2010, continued benefits from cost savings initiatives are expected and modest improvement in aerospace and industrial markets. North American can sheet volumes are expected to remain at low levels.

IV. Engineered Products and Solutions

	First quarter ended March 31,
	2010	2009
Third-party aluminum shipments (kmt)	46	41

Third-party sales	$1,074	$1,270

ATOI	$81	$95

Third-party sales for the Engineered Products and Solutions segment declined 15% in the 2010 first quarter compared with the corresponding period in 2009. The decrease was mostly due to continued supply chain destocking and low levels of demand in both the aerospace and industrial gas turbine (IGT) markets. Weak demand in building and construction also contributed to the revenue decline.

ATOI for this segment declined 15% in the 2010 first quarter compared to the same period in 2009. The decrease was mainly due to lower pricing and lower volumes with continued pressure in the IGT and aerospace markets. The declines were partially offset by productivity improvements due to strong performance in cost savings initiatives.

In the second quarter of 2010, continued benefits from cost savings initiatives and slight improvements in overall market conditions are anticipated. Additionally, aerospace destocking is expected to slowly come to an end.

Reconciliation of ATOI to Consolidated Net Loss Attributable to Alcoa

Items required to reconcile segment ATOI to consolidated net loss attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net loss attributable to Alcoa:

	First quarter ended March 31,
	2010	2009
Total segment ATOI	$306	$(143)
Unallocated amounts (net of tax):
Impact of LIFO	(14)	29
Interest income	3	1
Interest expense	(77)	(74)
Noncontrolling interests	(22)	(10)
Corporate expense	(67)	(71)
Restructuring and other charges	(122)	(46)
Discontinued operations	(7)	(17)
Other	(201)	(166)

Consolidated net loss attributable to Alcoa	$(201)	$(497)

The significant changes in the reconciling items between total segment ATOI and consolidated net loss attributable to Alcoa for the 2010 first quarter compared with the corresponding period in 2009 consisted of:

•	a change in the Impact of LIFO due to higher prices for alumina and metal, both of which were driven by a significant rise in LME prices;

•

an increase in Interest expense, primarily due to a decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service in the second half of 2009, mostly offset by a 6% lower average debt level, principally driven by the absence of outstanding commercial paper;

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, primarily driven by a significant rise in realized prices, mostly offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009;

•

a decline in Corporate expense, primarily due to continued reductions in expenses for contractors and consultants and a decrease in bad debt expense, mostly offset by an increase in labor costs, principally due to higher deferred compensation as a result of improved plan performance and higher annual incentive and performance compensation;

•

an increase in Restructuring and other charges, mainly due to asset impairments and other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations and the absence of charges for the layoff of approximately 2,500 employees to address the impact of the global economic downturn on Alcoa’s businesses and for the write off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations;

•

a change in Discontinued operations, mostly the result of an additional loss for the wire harness and electrical portion of the Electrical and Electronic Solutions (EES) business sold in June 2009 as a result of a contract settlement with a former customer of this business and the absence of the operational results of the EES business; and

•

a change in Other, mainly due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D; a $22 impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation; and the absence of the following: a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars, a $15 impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, and a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture; partially offset by the absence of a $118 realized loss on the sale of the Shining Prospect investment.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $199 in the 2010 first quarter compared with cash used for operations of $271 in the same period of 2009. The improvement of $470 is principally due to a significantly lower net loss, somewhat offset by a change of $84 in noncurrent assets and liabilities and a $47 cash outflow associated with working capital. The major components of the change in working capital were as follows: a $478 increase in receivables, primarily as a result of higher sales across the upstream businesses; a $628 increase in inventories, mostly due to a build-up of levels to meet anticipated demand; a $419 increase in accounts payable, trade, principally the result of the absence of a significant drop in purchasing needs; and a $660 increase in taxes, including income taxes, mainly due to the receipt of a $347 federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

Financing Activities

Cash used for financing activities was $180 in the 2010 first quarter, a decrease of $683 compared with cash provided from financing activities of $503 in the corresponding period of 2009.

The use of cash in the 2010 first quarter was primarily due to $86 in payments on long-term debt, $80 of which was related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary held by Alcoa’s partner in a special purpose vehicle, which holds an interest in the joint venture in Saudi Arabia; net cash paid to noncontrolling interests of $45, all of which relates to Alumina Limited’s share of AWAC; and $32 in dividends paid to shareholders; somewhat offset by $53 in additions to long-term debt, all of which related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil.

In the 2009 first quarter, the source of cash was primarily due to net proceeds of $876 from the issuance of 172.5 million shares of common stock; $689 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $105 in borrowings under the loans that support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; a $209 net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s former $1,900 364-day senior unsecured revolving credit facility within the 2009 first quarter), principally the result of $255 in loans to support Alcoa Alumínio’s export operations; and net cash received from noncontrolling interests of $82, principally related to Alumina Limited’s share of AWAC; partially offset by a $1,202 decrease in outstanding commercial paper due to the tightening in the credit markets and a reduction in market availability as a result of Alcoa’s credit ratings and $137 in dividends paid to shareholders.

On March 30, 2010, Moody’s Investors Service (Moody’s) confirmed the following ratings for Alcoa: long-term debt at Baa3 and short-term debt at Prime-3. Alcoa’s ratings were under review since December 21, 2009. The report stated that the confirmation of Alcoa’s ratings reflects Moody’s expectation that a meaningful level of the cost savings initiatives implemented by Alcoa in 2009 is permanent. This, in conjunction with moderately improving fundamentals for the aluminum industry, should translate to improved earnings generation in each of the Company’s four operating segments and improving debt protection coverage ratios. The confirmation also acknowledges Alcoa’s very strong market position and competitive cost position in bauxite and alumina, which should benefit disproportionately to primary metals as worldwide aluminum demand recovers and provide strong support to earnings improvement in 2010. Moody’s removed all ratings from credit watch and the current outlook was changed from stable to negative. The change in the outlook reflects high inventory levels on the exchanges and Moody’s view of the challenging conditions still facing the Company given the uneven pace of recovery in key end markets for aluminum on a global basis and the potential for a correction in aluminum prices.

On February 22, 2010, Fitch Ratings (Fitch) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at F3. The report stated that, in Fitch’s view, cash balances and free cash flow should be ample to repay scheduled maturities of debt in 2010 during a period of weak recovery given Alcoa’s actions to reduce its operating base, its maintenance capital expenditures and raw materials costs. Fitch did not change the current outlook from negative. The unchanged outlook reflects limited earnings visibility and pressures on the aluminum market from growing high inventories and persistent surplus production. The report further stated that Fitch’s ratings reflect Alcoa’s leading position in the industry, its strength in low-cost alumina production, and the operating flexibility afforded by the scope of the Company’s operations.

Investing Activities

Cash used for investing activities was $208 in the 2010 first quarter compared with cash provided from investing activities of $136 in the 2009 first quarter, resulting in an increase in cash used of $344.

In the 2010 first quarter, the use of cash was mainly due to $221 in capital expenditures, 60% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; and $129 in additions to investments, mostly for the purchase of $121 in available-for-sale securities held by Alcoa’s captive insurance company; partially offset by $137 in sales of investments, all of which related to the sale of available-for-sale securities held by Alcoa’s captive insurance company.

The source of cash in the 2009 first quarter was mainly due to $506 from sales of investments, mostly related to the receipt of $501 for the sale of the Shining Prospect investment; and $116 in proceeds from the sales of assets and businesses, primarily related to the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA; mostly offset by $471 in capital expenditures, 70% of which related to growth projects, including the São Luís refinery expansion and Juruti bauxite mine development.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4.	Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Alcoa is involved in remediation activities pursuant to Administrative Orders issued by the U.S. Environmental Protection Agency and other state and local environmental authorities. The most significant of these matters, including the remediation of the Grasse River in Massena, NY, are discussed in the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al, Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim. On April 8, 2010, the court set trial for January 10, 2011.

Also as previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87C01-0601-PL-499, forty-one plaintiffs sued Alcoa Inc. and a subsidiary, asserting claims similar to the Musgrave matter, discussed above. In November 2007, Alcoa Inc. and its subsidiary filed motions to dismiss both the Musgrave and Barnett cases. In October 2008, the Warrick County Circuit Court granted Alcoa’s motions to dismiss, dismissing all claims arising out of alleged occupational exposure to wastes at the Squaw Creek Mine, but in November 2008, the trial court clarified its ruling, indicating that the order does not dispose of plaintiffs’ personal injury claims based upon alleged “recreational” or non-occupational exposure. The parties have each requested that the court certify an interlocutory appeal from the court’s rulings and the court indicated that it will grant the parties’ request. Plaintiffs also filed a “second amended complaint” in response to the court’s orders granting Alcoa’s motions to dismiss. The trial court is likely to stay any further proceedings regarding the second amended complaint while the parties pursue an interlocutory appeal to the Indiana Court of Appeals. On April 8, 2010, the court set a trial date in two individual claims, Kirk and Hedrick, for February 9, 2011 and April 11, 2011, respectively. Discovery in these cases has commenced. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extended the tariff that was in force until December 31, 2005 through November 19, 2009 (Alcoa has been incurring higher power costs at its smelters in Italy subsequent to the tariff end date). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 million will be required during 2010. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision, including seeking injunctive relief to suspend the effectiveness of the decision.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2010	—	—	—	115,800,571
February 1 - February 28, 2010	—	—	—	115,800,571
March 1 - March 31, 2010	—	—	—	115,800,571

Total for quarter ended March 31, 2010	—	—	—	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2009, Alcoa elected to suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 6.	Exhibits.

10(a).	Registration Rights Agreement, dated as of January 26, 2010, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated January 26, 2010

10(b).	Consulting Agreement, dated February 22, 2010, between Alcoa Inc. and Bernt Reitan, effective August 1, 2010

10(c).	First Supplemental Agreement, dated March 30, 2010, to the Aluminium Project Framework Shareholders Agreement, dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc.

10(d).	Purchase Agreement, dated March 30, 2010, between Alcoa Inc., Aluminum Financing Limited, and Abdullah Abunayyan Trading Corp.

10(e).	Terms and Conditions for Special Retention Awards under the 2009 Alcoa Stock Incentive Plan, effective January 1, 2010

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 22, 2010	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 22, 2010	By	/s/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10(a).	Registration Rights Agreement, dated as of January 26, 2010, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated January 26, 2010

10(b).	Consulting Agreement, dated February 22, 2010, between Alcoa Inc. and Bernt Reitan, effective August 1, 2010

10(c).	First Supplemental Agreement, dated March 30, 2010, to the Aluminium Project Framework Shareholders Agreement, dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc.

10(d).	Purchase Agreement, dated March 30, 2010, between Alcoa Inc., Aluminum Financing Limited, and Abdullah Abunayyan Trading Corp.

10(e).	Terms and Conditions for Special Retention Awards under the 2009 Alcoa Stock Incentive Plan, effective January 1, 2010

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document