Form 10-Q
period 2010-06-30
ALCOA INC
filed 2010-07-22
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 19, 2010, 1,021,214,309 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales (J)	$5,187	$4,244	$10,074	$8,391

Cost of goods sold (exclusive of expenses below)	4,210	3,966	8,223	8,109
Selling, general administrative, and other expenses	208	240	447	484
Research and development expenses	45	38	84	79
Provision for depreciation, depletion, and amortization	363	317	721	600
Restructuring and other charges (D)	30	82	217	151
Interest expense	119	115	237	229
Other (income) expenses, net (I)	(16)	(89)	5	(59)

Total costs and expenses	4,959	4,669	9,934	9,593

Income (loss) from continuing operations before income taxes	228	(425)	140	(1,202)
Provision (benefit) for income taxes (M)	57	(108)	141	(415)

Income (loss) from continuing operations	171	(317)	(1)	(787)
Loss from discontinued operations (C)	(1)	(142)	(8)	(159)

Net income (loss)	170	(459)	(9)	(946)

Less: Net income (loss) attributable to noncontrolling interests	34	(5)	56	5

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$136	$(454)	$(65)	$(951)

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$137	$(312)	$(57)	$(792)
Loss from discontinued operations	(1)	(142)	(8)	(159)

Net income (loss)	$136	$(454)	$(65)	$(951)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (L):
Basic:
Income (loss) from continuing operations	$0.13	$(0.32)	$(0.06)	$(0.89)
Loss from discontinued operations	—	(0.15)	—	(0.17)

Net income (loss)	$0.13	$(0.47)	$(0.06)	$(1.06)

Diluted:
Income (loss) from continuing operations	$0.13	$(0.32)	$(0.06)	$(0.89)
Loss from discontinued operations	—	(0.15)	—	(0.17)

Net income (loss)	$0.13	$(0.47)	$(0.06)	$(1.06)

Dividends paid per common share	$0.03	$0.03	$0.06	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,344	$1,481
Receivables from customers, less allowances of $56 in 2010 and $70 in 2009	1,938	1,529
Other receivables	273	653
Inventories (F)	2,391	2,328
Prepaid expenses and other current assets	876	1,031

Total current assets	6,822	7,022

Properties, plants, and equipment	35,154	35,525
Less: accumulated depreciation, depletion, and amortization	16,016	15,697

Properties, plants, and equipment, net	19,138	19,828

Goodwill	5,032	5,051
Investments	1,079	1,061
Deferred income taxes	2,848	2,958
Other noncurrent assets	2,298	2,419
Assets held for sale (C)	95	133

Total assets	$37,312	$38,472

LIABILITIES
Current liabilities:
Short-term borrowings	$134	$176
Commercial paper	74	—
Accounts payable, trade	1,854	1,954
Accrued compensation and retirement costs	832	925
Taxes, including income taxes	372	345
Other current liabilities	1,125	1,345
Long-term debt due within one year	1,311	669

Total current liabilities	5,702	5,414

Long-term debt, less amount due within one year	8,281	8,974
Accrued pension benefits (O)	2,679	3,163
Accrued postretirement benefits	2,687	2,696
Other noncurrent liabilities and deferred credits	2,207	2,605
Liabilities of operations held for sale (C)	31	60

Total liabilities	21,587	22,912

COMMITMENTS AND CONTINGENCIES (H)

CONVERTIBLE SECURITIES OF SUBSIDIARY (G)	—	40

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (K)	1,141	1,097
Additional capital (K)	7,091	6,608
Retained earnings	10,892	11,020
Treasury stock, at cost	(4,177)	(4,268)
Accumulated other comprehensive loss	(2,393)	(2,092)

Total Alcoa shareholders’ equity	12,609	12,420

Noncontrolling interests	3,116	3,100

Total equity	15,725	15,520

Total liabilities and equity	$37,312	$38,472

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2010	2009
CASH FROM OPERATIONS
Net loss	$(9)	$(946)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	722	600
Deferred income taxes	156	(22)
Equity (income) loss, net of dividends	(19)	16
Restructuring and other charges (D)	217	151
Net gain from investing activities – asset sales (I)	—	(17)
Loss from discontinued operations (C)	8	159
Stock-based compensation	50	53
Excess tax benefits from stock-based payment arrangements	(1)	—
Other	81	114
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(570)	428
(Increase) decrease in inventories	(189)	942
Decrease in prepaid expenses and other current assets	67	114
Increase (decrease) in accounts payable, trade	1	(690)
(Decrease) in accrued expenses	(246)	(280)
Increase (decrease) in taxes, including income taxes	190	(479)
Pension contributions	(44)	(69)
(Increase) in noncurrent assets	(4)	(133)
Increase in noncurrent liabilities	104	112
(Increase) decrease in net assets held for sale (C)	(20)	14

CASH PROVIDED FROM CONTINUING OPERATIONS	494	67
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS	5	(10)

CASH PROVIDED FROM OPERATIONS	499	57

FINANCING ACTIVITIES
Net change in short-term borrowings	(41)	189
Net change in commercial paper	74	(1,435)
Additions to long-term debt	83	905
Debt issuance costs	—	(17)
Payments on long-term debt	(123)	(23)
Proceeds from exercise of employee stock options	7	—
Excess tax benefits from stock-based payment arrangements	1	—
Issuance of common stock (K)	—	876
Dividends paid to shareholders	(63)	(168)
Distributions to noncontrolling interests	(113)	(79)
Contributions from noncontrolling interests	64	253
Acquisitions of noncontrolling interests (G)	(66)	—

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(177)	501

INVESTING ACTIVITIES
Capital expenditures	(434)	(884)
Capital expenditures of discontinued operations	—	(5)
Acquisitions, net of cash acquired	5	15
Proceeds from the sale of assets and businesses	(11)	(78)
Additions to investments	(159)	4
Sales of investments	138	506
Net change in short-term investments and restricted cash	7	(50)
Other	—	(5)

CASH USED FOR INVESTING ACTIVITIES	(454)	(497)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5)	28

Net change in cash and cash equivalents	(137)	89
Cash and cash equivalents at beginning of year	1,481	762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,344	$851

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non-controlling interests	Total equity

Balance at March 31, 2009	$55	$1,097	$6,579	$11,734	$(4,272)	$(2,756)	$2,500	$14,937
Net loss	—	—	—	(454)	—	—	(5)	(459)
Other comprehensive income	—	—	—	—	—	811	178	989
Stock-based compensation	—	—	27	—	—	—	—	27
Common stock issued: compensation plans	—	—	(5)	—	—	—	—	(5)
Distributions	—	—	—	—	—	—	(2)	(2)
Contributions	—	—	—	—	—	—	94	94
Other	—	—	—	1	—	—	(1)	—

Balance at June 30, 2009	$55	$1,097	$6,601	$11,281	$(4,272)	$(1,945)	$2,764	$15,581

Balance at March 31, 2010	$55	$1,141	$7,100	$10,787	$(4,191)	$(2,223)	$3,181	$15,850
Net income	—	—	—	136	—	—	34	170
Other comprehensive loss	—	—	—	—	—	(170)	(94)	(264)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(34)	—	14	—	—	(20)
Distributions	—	—	—	—	—	—	(41)	(41)
Contributions	—	—	—	—	—	—	37	37
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2010	$55	$1,141	$7,091	$10,892	$(4,177)	$(2,393)	$3,116	$15,725

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non-controlling interests	Total equity

Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	—	—	—	(951)	—	—	5	(946)
Other comprehensive income	—	—	—	—	—	1,224	175	1,399
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.20 per share	—	—	—	(168)	—	—	—	(168)
Beneficial conversion option on convertible notes	—	—	66	—	—	—	—	66
Stock-based compensation	—	—	53	—	—	—	—	53
Common stock issued: compensation plans	—	—	(72)	—	54	—	—	(18)
Issuance of common stock	—	172	704	—	—	—	—	876
Distributions	—	—	—	—	—	—	(79)	(79)
Contributions	—	—	—	—	—	—	253	253
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Other	—	—	—	1	—	—	(8)	(7)

Balance at June 30, 2009	$55	$1,097	$6,601	$11,281	$(4,272)	$(1,945)	$2,764	$15,581

Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520
Net (loss) income	—	—	—	(65)	—	—	56	(9)
Other comprehensive (loss) income	—	—	—	—	—	(301)	13	(288)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(62)	—	—	—	(62)
Stock-based compensation	—	—	50	—	—	—	—	50
Common stock issued: compensation plans	—	—	(101)	—	91	—	—	(10)
Issuance of common stock (K)	—	44	556	—	—	—	—	600
Distributions	—	—	—	—	—	—	(113)	(113)
Contributions	—	—	—	—	—	—	64	64
Purchase of equity from noncontrolling interest	—	—	(2)	—	—	—	(4)	(6)
Other (G)	—	—	(20)	—	—	—	—	(20)

Balance at June 30, 2010	$55	$1,141	$7,091	$10,892	$(4,177)	$(2,393)	$3,116	$15,725

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2010	2009	2010	2009	2010	2009

Net income (loss)	$136	$(454)	$34	$(5)	$170	$(459)

Other comprehensive (loss) income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans (O)	(69)	108	1	1	(68)	109
Foreign currency translation adjustments	(450)	885	(96)	177	(546)	1,062
Unrealized gains on available-for-sale securities:
Unrealized holding gains	1	1	—	—	1	1
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	1	1	—	—	1	1

Unrecognized gains (losses) on derivatives (P):
Net change from periodic revaluations	287	(180)	1	—	288	(180)
Net amount reclassified to earnings	61	(3)	—	—	61	(3)

Net unrecognized gains (losses) on derivatives	348	(183)	1	—	349	(183)

Total Other comprehensive (loss) income, net of tax	(170)	811	(94)	178	(264)	989

Comprehensive (loss) income	$(34)	$357	$(60)	$173	$(94)	$530

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009

Net (loss) income	$(65)	$(951)	$56	$5	$(9)	$(946)

Other comprehensive (loss) income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans (O)	(40)	134	2	2	(38)	136
Foreign currency translation adjustments (A)	(553)	798	9	173	(544)	971
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(2)	49	—	—	(2)	49
Net amount reclassified to earnings	2	380	—	—	2	380

Net change in unrealized (losses) gains on available-for-sale securities	—	429	—	—	—	429

Unrecognized gains (losses) on derivatives (P):
Net change from periodic revaluations	213	(80)	2	—	215	(80)
Net amount reclassified to earnings	79	(57)	—	—	79	(57)

Net unrecognized gains (losses) on derivatives	292	(137)	2	—	294	(137)

Total Other comprehensive (loss) income, net of tax	(301)	1,224	13	175	(288)	1,399

Comprehensive (loss) income	$(366)	$273	$69	$180	$(297)	$453

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2009 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes all disclosures required by GAAP.

Effective January 1, 2010, the functional currency of a subsidiary located in Brazil (that is part of Alcoa World Alumina and Chemicals, which is 60% owned by Alcoa and 40% owned by Alumina Limited) was changed from the U.S. dollar to the Brazilian real (BRL). This change was made as a result of changes in the operations of the business following the completion of the São Luís refinery expansion and Juruti bauxite mine development in the second half of 2009. In connection with this change, on January 1, 2010, an adjustment of $309 was recorded as an increase to the net nonmonetary assets of this subsidiary (primarily properties, plants, and equipment) with a corresponding adjustment to the foreign currency translation component of Accumulated other comprehensive loss. The functional currency of all of Alcoa’s Brazilian operations is now BRL.

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

On January 1, 2010, Alcoa adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the Consolidated Financial Statements. In March 2010, management terminated the Company’s accounts receivable securitization program (see Note N); had this program not been terminated, the adoption of these changes would have resulted in a $250 increase to both Receivables from customers and Short-term borrowings on the accompanying Consolidated Balance Sheet.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on January 6, 2010 for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on January 21, 2010 to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note Q), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

In March 2010, the FASB issued changes to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for Alcoa on July 1, 2010. Management has determined these changes will not have an impact on the Consolidated Financial Statements.

In April 2010, the FASB issued changes to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. These changes become effective for Alcoa on January 1, 2011. Prior to this guidance, Alcoa did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. As a result, management has determined these changes will not have an impact on the Consolidated Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For the second quarter and six months ended June 30, 2010, there were no active businesses classified as discontinued operations. The Electrical and Electronic Solutions (EES) business (parts of which were sold in June 2009 and December 2009) was included in discontinued operations for the second quarter and six months ended June 30, 2009.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The following table details selected financial information of discontinued operations:

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$—	$118	$—	$273

Loss from operations before income taxes	$(1)	$(195)	$(13)	$(219)
Benefit for income taxes	—	53	5	60

Loss from discontinued operations	$(1)	$(142)	$(8)	$(159)

In the 2010 second quarter and six-month period, discontinued operations included an additional loss of $1 ($1 pretax) and $2 ($4 pretax), respectively, related to the electronics portion of the EES business divested in December 2009 for the settling of working capital, which was not included in the divestiture transaction. The 2010 six-month period also included an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business divested in June 2009 as a result of a contract settlement with a former customer of this business (see Note E). In the 2009 second quarter and six-month period, discontinued operations comprised a $120 ($179 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business and the remainder was the operational results of the EES business for the respective periods.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business (one remaining plant located in Brazil), the electronics portion of the EES business (working capital components), and the Hawesville, KY automotive casting facility. The assets and liabilities of the Transportation Products Europe business were also classified as held for sale as of December 31, 2009 (this business was sold in April 2010 – see Note E).

The major classes of assets and liabilities of operations held for sale were as follows:

	June 30, 2010	December 31, 2009
Assets:
Receivables	$32	$41
Inventories	20	26
Properties, plants, and equipment	31	45
Other assets	12	21

Assets held for sale	$95	$133

Liabilities:
Accounts payable, trade	$8	$25
Accrued expenses	23	35

Liabilities of operations held for sale	$31	$60

D. Restructuring and Other Charges – In the second quarter and six-month period of 2010, Alcoa recorded Restructuring and other charges of $30 ($20 after-tax and noncontrolling interests) and $217 ($139 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2010 second quarter included $28 ($19 after-tax and noncontrolling interests) for the layoff of approximately 600 employees (460 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 10 in the Alumina segment; and 70 in Corporate); $8 ($5 after-tax) in net charges related to divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs (includes a $1 reversal related to the asset impairment charges recognized in the 2010 first quarter for five U.S. locations – see below); and $7 ($5 after-tax) for the reversal of prior periods’ layoff reserves.

In the 2010 six-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations; $36 ($24 after-tax and noncontrolling interests) for the layoff of approximately 800

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

employees (625 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 80 in Corporate); $15 ($10 after-tax) in net charges related to divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $7 ($5 after-tax) for various other exit costs; and $15 ($10 after-tax) for the reversal of prior periods’ layoff reserves.

In the 2010 first quarter, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year), the smelter located in Badin, NC (capacity of 60 kmt-per-year), an aluminum fluoride plant in Point Comfort, TX, a paste plant and cast house in Massena, NY, and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $128 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

In the second quarter and six-month period of 2009, Alcoa recorded Restructuring and other charges of $82 ($56 after-tax and noncontrolling interests) and $151 ($102 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2009 second quarter included $42 ($30 after-tax and noncontrolling interests) for the layoff of approximately 1,560 employees (1,320 in the Flat-Rolled Products segment; 120 in the Alumina segment; 60 in the Primary Metals segment; and 60 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses; $23 ($15 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses mainly due to unfavorable foreign currency movements; a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions; and $8 ($5 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

In the 2009 six-month period, Restructuring and other charges included $90 ($62 after-tax and noncontrolling interests) for the layoff of approximately 4,060 employees (2,190 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 220 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses; the previously mentioned $23 ($15 after-tax) in adjustments to businesses held for sale and the $9 ($6 after-tax) curtailment charge; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and $11 ($7 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating Restructuring and other charges to such results would have been as follows:

	Second quarter ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Alumina	$1	$3	$13	$3
Primary Metals	2	5	152	16
Flat-Rolled Products	(2)	33	(7)	37
Engineered Products and Solutions	18	8	22	35

Segment total	19	49	180	91
Corporate	11	33	37	60

Total restructuring and other charges	$30	$82	$217	$151

As of June 30, 2010, approximately 270 of the 800 employees associated with 2010 restructuring programs, approximately 5,400 of the 6,500 employees associated with 2009 restructuring programs, and approximately 5,900 of the 6,000 employees associated with 2008 restructuring programs were terminated. The total number of employees associated with the 2009 and 2008 restructuring programs was updated to reflect changes in plans, natural attrition, and other factors. The remaining terminations for all of these restructuring programs are expected to be

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

completed by the end of 2010. In the 2010 second quarter and six-month period, cash payments of $2 and $4, respectively, were made against the layoff reserves related to the 2010 restructuring programs, $13 and $50, respectively, were made against the layoff reserves related to the 2009 restructuring programs, and $3 and $10, respectively, were made against the layoff reserves related to the 2008 restructuring programs.

Activity and reserve balances for restructuring charges are as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2008	$251	$77	$328

2009:
Cash payments	(203)	(18)	(221)
Restructuring charges	186	13	199
Other*	(74)	(6)	(80)

Reserve balances at December 31, 2009	160	66	226

2010:
Cash payments	(64)	(10)	(74)
Restructuring charges	36	51	87
Other*	(41)	(41)	(82)

Reserve balances at June 30, 2010	$91	$66	$157

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note H), respectively. In 2009, Other for layoff costs also included a reduction of $26 for reserves related to the wire harness and electrical portion of the EES business as Platinum Equity assumed these obligations.

The remaining reserves are expected to be paid in cash during 2010, with the exception of approximately $70 to $75, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

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

In April 2010, Alcoa completed the divestiture of the Transportation Products Europe business, the assets and liabilities of which were classified as held for sale in 2008 (see Note C), to two separate buyers. Combined, this business sold for $11, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows; no gain or loss was recognized. One of the two transactions is subject to certain post-closing adjustments as defined in the purchase agreement. This business generated sales of $78 in 2009 and, at the time of divestiture, had approximately 360 employees at three locations.

On June 23, 2010, Alcoa entered into an agreement to purchase the commercial building and construction business of a privately-held company, Traco, which is located in Cranberry, Pennsylvania, and employs 650 people. Traco is a premier manufacturer of windows and doors for the commercial building and construction market. This business will be integrated into Alcoa’s existing building and construction systems business, which is part of the Engineered Products and Solutions segment. The transaction is expected to be completed by the end of the third quarter of 2010, subject to customary regulatory reviews.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

F. Inventories

	June 30, 2010	December 31, 2009
Finished goods	$442	$441
Work-in-process	775	680
Bauxite and alumina	596	593
Purchased raw materials	342	359
Operating supplies	236	255

	$2,391	$2,328

At June 30, 2010 and December 31, 2009, the total amount of inventories valued on a last in, first out (LIFO) basis was 37% and 35%, respectively. If valued on an average-cost basis, total inventories would have been $742 and $717 higher at June 30, 2010 and December 31, 2009, respectively.

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

As a result of the changes in the ownership structure described above, Alcoa’s capital investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. In the second quarter of 2010, Alcoa contributed $20 towards the $1,100 commitment.

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

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009; however, no schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required during 2010. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. Management is currently considering whether to appeal the July 12, 2010 decision.

As a result of the EC’s decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs can be negotiated.

Also in February 2010, the Italian Government issued a decree, which was converted into law by the Italian Parliament in March 2010, to provide interruptibility rights to certain industrial customers who were willing to be subject to temporary interruptions in the supply of power (i.e. compensation for power interruptions when grids are overloaded) over a three-year period. Alcoa applied for and was granted such rights related to its Portovesme smelter. In May 2010, the EC stated that, based on their review of the validity of the decree, the interruptibility rights should not be considered state aid. The Portovesme smelter is currently operating on a short-term, market-based power contract, under which Alcoa may stop receiving power at any time, augmented by the interruptibility rights.

Additionally in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of June 30, 2010, the Fusina smelter has been fully curtailed (44 kmt-per-year).

Separately, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the European Court of First Instance denied Alcoa’s appeal. On June 4, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the June 4, 2009 appeal was held on June 24, 2010 and a decision from the European Court of First Instance is expected in the second half of 2010.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa has been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than the pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. Alcoa believes that the total potential impact from an unfavorable decision would be approximately $10 pretax (€8). While Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2010. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 32 previously owned or operating facilities and adjoining properties, and 69 waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $328 and $307 at June 30, 2010 and December 31, 2009 (of which $26 and $27 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2010 second quarter and six-month period, the remediation reserve was increased by $2 and $35, respectively. The change in the second quarter of 2010 was associated with various sites while the change in the 2010 six-month period included a $17 reserve adjustment related to the Massena, NY site discussed below, $14 in reserve adjustments related to two U.S. smelters (see Note D), and $4 associated with various sites. In both periods, the changes to the remediation reserve, except for the $14, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $7 and $14 (amounts include effects of foreign currency translation) in the 2010 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

In late 2009, the EPA requested that Alcoa submit a complete revised Analysis of Alternatives Report in March 2010 to address questions and comments from the EPA and various stakeholders. On March 24, 2010, Alcoa submitted the revised report, which included an expanded list of proposed remedial alternatives, as directed by the EPA. Alcoa increased the reserve associated with the Grasse River by $17 for an increase in the estimated costs of the Company’s recommended capping alternative as a result of changes in scope that occurred due to the questions and comments from the EPA and various stakeholders. While the EPA reviews the revised report throughout 2010, Alcoa will continue with its on-going monitoring and field studies activities.

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

Investments

Alcoa Alumínio (Alumínio), a wholly-owned subsidiary of Alcoa, is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $257 (R$465) and $264 (R$460) at June 30, 2010 and December 31, 2009, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $490 (R$890), which represents Alumínio’s investment and guarantees of debt as of June 30, 2010.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2011. In the first quarter of 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,700 (R$4,900) and Alumínio’s share is approximately $690 (R$1,250). As of June 30, 2010, Alumínio has contributed approximately $520 (R$930) towards the $690 commitment.

In early 2007, construction began on the Serra do Facão hydroelectric power project. Construction of this facility is expected to be completed in 2010. The implementation of construction activities had been temporarily suspended in 2004 due to the temporary suspension of the project’s installation permit by legal injunction issued by the Brazilian Judicial Department (Public Ministry). Since 2004, this project was placed on hold due to unattractive market conditions. In mid-2006, market conditions became favorable and Alumínio proceeded with plans to begin construction. In September 2006, the national environmental agency renewed the installation permit allowing construction to commence. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $560 (R$1,000) and Alumínio’s share is approximately $200 (R$350). Through March 31, 2009, Alumínio contributed approximately $120 (R$220) towards the $200 commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. As a result, the participants in this project will no longer be required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. Additionally, in May 2009, the consortium returned a portion of

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

previous capital contributions to the participants, of which Alumínio received $53 (R$110). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $94 (R$170) and $89 (R$156) at June 30, 2010 and December 31, 2009, respectively. Alcoa’s maximum exposure to loss on this project is approximately $220 (R$390), which represents Alumínio’s investment and guarantee of debt as of June 30, 2010.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $125 (A$160), including $4 (A$5) in the 2010 second quarter and $8 (A$9) in the 2010 six-month period, and committed to invest an additional $9 (A$10) to be paid as the pipeline expands through 2011 (Alcoa’s commitment was reduced by $11 (A$13) after a review of the estimated equity needs of the consortium in relation to the remaining expansion). In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $390 (A$460) as of June 30, 2010.

I. Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Equity (income) loss	$(5)	$(1)	$(8)	$22
Interest income	(5)	(13)	(9)	(14)
Foreign currency losses (gains), net	9	(60)	3	(46)
Net loss (gain) from asset sales	2	10	—	(17)
Other, net	(17)	(25)	19	(4)

	$(16)	$(89)	$5	$(59)

J. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Second quarter ended June 30, 2010
Sales:
Third-party sales	$701	$1,710	$1,574	$1,122	$5,107
Intersegment sales	530	693	40	—	1,263

Total sales	$1,231	$2,403	$1,614	$1,122	$6,370

Profit and loss:
Equity income	$4	$1	$—	$—	$5
Depreciation, depletion, and amortization	107	142	57	38	344
Income taxes	41	—	28	48	117
After-tax operating income (ATOI)	94	109	71	107	381
Second quarter ended June 30, 2009
Sales:
Third-party sales	$441	$1,146	$1,427	$1,194	$4,208
Intersegment sales	306	349	23	—	678

Total sales	$747	$1,495	$1,450	$1,194	$4,886

Profit and loss:
Equity income	$1	$4	$—	$—	$5
Depreciation, depletion, and amortization	67	139	55	46	307
Income taxes	(21)	(119)	(1)	40	(101)
ATOI	(7)	(178)	(35)	88	(132)

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Six months ended June 30, 2010
Sales:
Third-party sales	$1,339	$3,412	$3,009	$2,196	$9,956
Intersegment sales	1,121	1,316	86	—	2,523

Total sales	$2,460	$4,728	$3,095	$2,196	$12,479

Profit and loss:
Equity income	$6	$1	$—	$1	$8
Depreciation, depletion, and amortization	199	289	116	79	683
Income taxes	68	18	46	79	211
ATOI	166	232	101	188	687
Six months ended June 30, 2009
Sales:
Third-party sales	$871	$1,990	$2,937	$2,464	$8,262
Intersegment sales	690	742	49	—	1,481

Total sales	$1,561	$2,732	$2,986	$2,464	$9,743

Profit and loss:
Equity income (loss)	$3	$(26)	$—	$—	$(23)
Depreciation, depletion, and amortization	122	261	107	86	576
Income taxes	(22)	(266)	(1)	86	(203)
ATOI	28	(390)	(96)	183	(275)

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total segment ATOI	$381	$(132)	$687	$(275)
Unallocated amounts (net of tax):
Impact of LIFO	(3)	39	(17)	68
Interest income	3	8	6	9
Interest expense	(77)	(75)	(154)	(149)
Noncontrolling interests	(34)	5	(56)	(5)
Corporate expense	(59)	(70)	(126)	(141)
Restructuring and other charges	(21)	(56)	(143)	(102)
Discontinued operations	(1)	(142)	(8)	(159)
Other	(53)	(31)	(254)	(197)

Consolidated net (loss) income attributable to Alcoa	$136	$(454)	$(65)	$(951)

Items required to reconcile total segment ATOI to consolidated net (loss) income attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

K. Preferred and Common Stock – On January 26, 2010, Alcoa contributed 44,313,146 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $13.54 per share (the closing price of Alcoa’s common stock on January 26, 2010), or $600 in the aggregate, and were

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011. On January 27, 2010, the 44,313,146 shares were registered under Alcoa’s current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of June 30, 2010, there were 1,141,387,994 common shares issued and 1,021,204,374 common shares outstanding.

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

The information used to compute basic and diluted EPS on income (loss) from continuing operations attributable to Alcoa common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations attributable to Alcoa common shareholders	$137	$(312)	$(57)	$(792)
Less: preferred stock dividends declared	—	—	1	1

Income (loss) from continuing operations available to common equity	137	(312)	(58)	(793)
Less: dividends and undistributed earnings allocated to participating securities	1	—	—	—

Income (loss) from continuing operations available to Alcoa common shareholders	$136	$(312)	$(58)	$(793)

Average shares outstanding – basic	1,021	974	1,014	896
Effect of dilutive securities:
Stock options	6	—	—	—
Stock and performance awards	1	—	—	—
Convertible notes	89	—	—	—

Average shares outstanding – diluted	1,117	974	1,014	896

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At June 30, 2010 and 2009, there were 5 million and 7 million such participating securities outstanding. However, none of the loss from continuing operations in the 2010 six-month period and the 2009 second quarter and six-month period was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees no longer have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At June 30, 2010, there were 3 million such awards outstanding.

In the 2010 six-month period and the 2009 second quarter and six-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS in these three periods. Additionally, 25 million stock options and 3 million stock and performance awards in the six-month period of 2010 and 27 million stock options in both the second quarter and six-month period of 2009 were not included in the computation of diluted EPS in the

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

respective periods. Had Alcoa generated sufficient income from continuing operations, 89 million and 7 million potential shares of common stock related to the convertible notes and stock options and awards, respectively, in the 2010 six-month period and 89 million and 49 million potential shares of common stock related to the convertible notes in the 2009 second quarter and six-month period, respectively, would have been included in diluted average shares outstanding.

Options to purchase 32 million and 40 million shares of common stock at a weighted average exercise price of $27.50 and $35.27 per share were outstanding as of June 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

M. Income Taxes – The effective tax rate for the second quarter of 2010 and 2009 was 25.0% (provision on income) and 25.4% (benefit on a loss), respectively.

The rate for the 2010 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars and a $10 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, partially offset by an $18 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits).

The rate for the 2009 second quarter differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $21 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, and a $5 discrete income tax charge related to the March 31, 2009 Elkem/Sapa AB exchange transaction.

The effective tax rate for the 2010 and 2009 six-month periods was 100.7% (provision on income) and 34.5% (benefit on a loss), respectively.

The rate for the 2010 six-month period differs from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D (see Note O); an $18 discrete income tax charge based on settlement discussions of several matters with international taxing authorities; a $12 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact is expected to reverse by the end of 2010); a $6 discrete income tax charge for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture; and a $4 discrete income tax charge for a change in the anticipated structure of the sale of the Transportation Products Europe business; slightly offset by a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars.

The rate for the 2009 six-month period differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions and a $6 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, mostly offset by a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars and a $6 discrete income tax benefit related to the March 31, 2009 Elkem/Sapa AB exchange transaction.

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

Also on March 26, 2010, Alcoa entered into two arrangements with third parties to sell certain customer receivables outright without recourse. Under these agreements, $177 of receivables were sold for cash in March 2010. Alcoa serviced the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded. As of June 30, 2010, the collection of the $177 in sold receivables was completed.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

O. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2010	2009	2010	2009
Service cost	$36	$35	$73	$70
Interest cost	170	170	340	337
Expected return on plan assets	(195)	(192)	(391)	(383)
Amortization of prior service cost	4	4	8	8
Recognized actuarial loss	45	28	89	56
Curtailments	—	4	—	4

Net periodic benefit cost	$60	$49	$119	$92

	Second quarter ended June 30,		Six months ended June 30,
Postretirement benefits	2010	2009	2010	2009
Service cost	$5	$6	$10	$11
Interest cost	43	46	87	92
Expected return on plan assets	(1)	(3)	(3)	(6)
Amortization of prior service benefit	(3)	(3)	(7)	(6)
Recognized actuarial loss	8	10	16	21
Settlements	(3)	—	(3)	—
Curtailments	—	(1)	—	(1)

Net periodic benefit cost	$49	$55	$100	$111

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

On June 24, 2010, the United Steelworkers ratified a new four-year labor agreement covering approximately 5,400 employees at 11 U.S. locations; the previous labor agreement expired on May 31, 2010. In the 2010 second quarter, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $20 ($13 after-tax) in Cost of goods sold on the accompanying Statement of Consolidated Operations for strike preparation costs, a one-time signing bonus for employees, and an increase to pension net periodic benefit cost (see below). Additionally, as a result of the provisions of the new labor agreement, a plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 6.15% at December 31, 2009 to 5.95% at May 31, 2010. The plan remeasurement resulted in an increase to both Alcoa’s pension liability of $166 and the plan’s unrecognized net actuarial loss (included in other comprehensive loss) of $108 (after-tax). The plan remeasurement also resulted in an increase to 2010 annual net periodic benefit cost of $9, of which $1 was recognized in the 2010 second quarter and the remainder will be recognized ratably over the second half of 2010.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

In the second quarter of 2010, Alcoa recorded a credit of $3 as a component of net periodic benefit cost for postretirement benefits due to lump sum benefit payments made to early settle a portion of the accumulated postretirement benefit obligation.

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$43	$59
Energy contracts	—	7
Foreign exchange contracts	1	7
Interest rate contracts	31	34
Other noncurrent assets:
Aluminum contracts	14	22
Energy contracts	3	—
Foreign exchange contracts	—	5
Interest rate contracts	89	73

Total derivatives designated as hedging instruments	$181	$207

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$1	$6
Energy contracts	—	1
Freight contracts	1	—
Other noncurrent assets:
Aluminum contracts	1	3

Total derivatives not designated as hedging instruments	$3	$10

Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$—	$22
Energy contracts	—	1
Interest rate contracts	25	19
Other noncurrent assets:
Interest rate contracts	23	18

Sub-total	$48	$60

Total Asset Derivatives	$136	$157

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$51	$67
Energy contracts	12	—
Foreign exchange contracts	10	4
Other noncurrent liabilities and deferred credits:
Aluminum contracts	463	734

Total derivatives designated as hedging instruments	$536	$805

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$29	$42
Energy contracts	57	37
Other noncurrent liabilities and deferred credits:
Aluminum contracts	26	36
Embedded credit derivative	31	22
Energy contracts	11	24
Foreign exchange contracts	3	1

Total derivatives not designated as hedging instruments	$157	$162

Less margin posted:
Other current liabilities:
Aluminum contracts	$—	$4
Energy contracts	31	18
Other noncurrent liabilities and deferred credits:
Aluminum contracts	—	3
Energy contracts	10	12

Sub-total	$41	$37

Total Liability Derivatives	$652	$930

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy:

	June 30, 2010	December 31, 2009
Assets:
Level 1	$58	$110
Level 2	120	107
Level 3	6	—
Margin held*	(48)	(60)

Total	$136	$157

Liabilities:
Level 1	$49	$61
Level 2	54	75
Level 3	590	831
Margin posted*	(41)	(37)

Total	$652	$930

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. At December 31, 2009, margin held also represents cash collateral received related to energy contracts included in Level 1. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Second quarter ended June 30, 2010	Six months ended June 30, 2010
Balance at beginning of period	$892	$831
Total gains or losses (realized and unrealized) included in:
Sales	(9)	(17)
Cost of goods sold	—	(11)
Other (income) expenses, net	(17)	28
Other comprehensive loss	(282)	(247)
Purchases, sales, issuances, and settlements	—	—
Transfers in and (or) out of Level 3*	—	—

Balance at end of period	$584	$584

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at June 30, 2010:
Sales	$—	$—
Cost of goods sold	—	—
Other (income) expenses, net	(13)	25

*	There were no transfers in or out of Level 3 for the second quarter and six months ended June 30, 2010.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $584 as of June 30, 2010. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value. Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. In periods prior to January 1, 2010, unrealized gains and losses were included in Other comprehensive income; in periods subsequent to December 31, 2009, such changes were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

In the 2010 first quarter, Alcoa entered into a contract to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts were recorded in Other comprehensive income on the accompanying Consolidated Balance Sheet until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Realized gains and losses for this embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Alcoa includes the gain or loss on the hedged items in the same line items as the offsetting loss or gain on the related derivative contracts as follows (there were no contracts that ceased to qualify as a fair value hedge in any of the periods presented):

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Aluminum contracts	Sales	$(113)	$102	$(94)	$(39)
Interest rate contracts	Interest expense	18	15	36	26

Total		$(95)	$117	$(58)	$(13)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2010, Alcoa had 365 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2010 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2010, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,890 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009		2010	2009	2010	2009		2010	2009	2010	2009
Aluminum contracts	$291	$(173)	$234	$(59)	Sales	$(53)	$17	$(64)	$31	Other (income) expenses, net	$1	$1	$3	$3
Aluminum contracts	—	—	—	12	Other (income) expenses, net	—	—	—	47	Other (income) expenses, net	—	—	—	—
Energy contracts	(3)	(8)	(13)	(34)	Cost of goods sold	(7)	(14)	(11)	(21)	Other (income) expenses, net	—	—	—	—
Energy contracts	—	—	(1)	—	Other (income) expenses, net	—	—	—	—	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	(1)	1	(7)	1	Sales	(1)	—	(4)	—	Other (income) expenses, net	—	—	—	—

Total	$287	$(180)	$213	$(80)		$(61)	$3	$(79)	$57		$1	$1	$3	$3

*	Assuming market rates remain constant with the rates at June 30, 2010, a loss of $31 is expected to be recognized in earnings over the next 12 months.
**	For the second quarter ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, the amount of gain or (loss) recognized in earnings related to the ineffective portion of the hedging relationships.

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

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30, 2010	December 31, 2009
Aluminum contracts (kmt)	1,413	1,917
Energy contracts:
Electricity (megawatt hours)	100,578,295	—
Natural gas (million British thermal units)	6,780,000	13,560,000
Fuel oil (metric tons)	155,292	307,143
Foreign exchange contracts	$92	$158

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Aluminum contracts	Sales	$(5)	$(5)	$(4)	$(17)
Aluminum contracts	Other (income) expenses, net	23	(10)	15	1
Embedded credit derivative	Other (income) expenses, net	(3)	6	(9)	(15)
Energy contracts	Other (income) expenses, net	14	—	(19)	—
Foreign exchange contracts	Other (income) expenses, net	(4)	—	(1)	2

Total		$25	$(9)	$(18)	$(29)

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

Alcoa has a forward contract to purchase $55 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented for 2010 and 2009.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,344	$1,344	$1,481	$1,481
Restricted cash	—	—	8	8
Noncurrent receivables	20	20	24	24
Available-for-sale securities	89	89	105	105
Short-term borrowings	134	134	176	176
Commercial paper	74	74	—	—
Long-term debt due within one year	1,311	1,311	669	669
Long-term debt, less amount due within one year	8,281	8,537	8,974	9,885

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Short-term borrowings, Commercial paper, and Long-term debt due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments.

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

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2010, and the related statements of consolidated operations, changes in consolidated equity, and consolidated comprehensive (loss) income for each of the three-month and six-month periods ended June 30, 2010 and 2009, and the statement of consolidated cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 22, 2010

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$5,187	$4,244	$10,074	$8,391

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$137	$(312)	$(57)	$(792)
Loss from discontinued operations	(1)	(142)	(8)	(159)

Net income (loss)	$136	$(454)	$(65)	$(951)

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income (loss) from continuing operations	$0.13	$(0.32)	$(0.06)	$(0.89)
Diluted – Net income (loss)	0.13	(0.47)	(0.06)	(1.06)

Shipments of alumina (kmt)	2,264	2,011	4,390	3,748
Shipments of aluminum products (kmt)	1,182	1,288	2,316	2,463

Alcoa’s average realized price per metric ton of aluminum	$2,309	$1,667	$2,320	$1,620

Income from continuing operations attributable to Alcoa was $137, or $0.13 per diluted share, in the 2010 second quarter compared with a Loss from continuing operations attributable to Alcoa of $312, or $0.32 per share, in the 2009 second quarter. The improvement of $449 was primarily the result of the following: continued significant increases in realized prices for alumina and aluminum, ongoing costs savings and productivity improvements across all businesses, and lower restructuring charges, somewhat offset by net unfavorable foreign currency movements, higher energy costs, unfavorable changes in LIFO inventories, and additional depreciation charges and operating costs for growth projects placed in service.

Loss from continuing operations attributable to Alcoa was $57, or $0.06 per share, in the 2010 six-month period compared with $792, or $0.89 per share, in the 2009 six-month period. The improvement of $735, or 93%, was principally due to the following: continued significant increases in realized prices for alumina and aluminum, ongoing costs savings and productivity improvements across all businesses, and the absence of a loss on the sale of an equity investment, partially offset by net unfavorable foreign currency movements, the absence of a gain on the exchange of equity interests, higher energy costs, discrete and other income tax charges, unfavorable changes in LIFO inventories, additional depreciation charges and operating costs for growth projects placed in service, and higher restructuring charges.

Net income attributable to Alcoa for the 2010 second quarter was $136, or $0.13 per share, compared with a Net loss attributable to Alcoa of $454, or $0.47 per share, for the same period in 2009, and Net loss attributable to Alcoa for the 2010 six-month period was $65, or $0.06 per share, compared with $951, or $1.06 per share, for the corresponding period in 2009. Net income in the 2010 second quarter and Net loss in the 2010 six-month period included a loss from discontinued operations of $1 and $8, respectively, composed of an additional loss of $1 and $2, respectively, related to the electronics portion of the Electrical and Electronic Solutions (EES) business divested in December 2009 for the settling of working capital, which was not included in the divestiture transaction. The 2010 six-month period also included an additional loss of $6 related to the wire harness and electrical portion of the EES business divested in June 2009 as a result of a contract settlement with a former customer of this business. Net loss in the 2009 second quarter and six-month period included a loss from discontinued operations of $142 and $159, respectively, composed of a $120 loss on the divestiture of the wire harness and electrical portion of the EES business and the remainder was the operational results of the EES business for the respective periods.

Sales for the 2010 second quarter and six-month period increased $943, or 22%, and $1,683, or 20%, respectively, compared with the same periods in 2009. The improvement in both periods was mainly driven by a rise in realized prices for alumina and aluminum, as a result of significantly higher London Metal Exchange (LME) prices. In the 2010 six-month period, sales from the smelters in Norway (acquired on March 31, 2009) also contributed positively to the increase, while volume declines in the downstream segments due to continued weak end markets slightly offset the improvement.

Cost of goods sold (COGS) as a percentage of Sales was 81.2% in the 2010 second quarter and 81.6% in the 2010 six-month period compared with 93.4% in the 2009 second quarter and 96.6% in the 2009 six-month period. In both periods, the percentage was positively impacted by a significant improvement in realized prices for alumina and aluminum and continued cost savings and productivity improvements across all businesses, somewhat offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, increases in energy costs, unfavorable LIFO adjustments, as a result of the considerable rise in LME prices, and higher operating costs for growth projects placed in service.

Selling, general administrative, and other expenses (SG&A) decreased $32 and $37 in the 2010 second quarter and six-month period, respectively, compared with the corresponding periods in 2009. The decline in both periods was primarily driven by lower deferred compensation, as a result of declining plan performance, and continued reductions in expenses for contractors and consultants. In the 2010 second quarter, these expense reductions were slightly offset by an increase in bad debt expense. In the 2010 six-month period, a decrease in bad debt expense also contributed to the decline in SG&A while an increase in labor costs (principally due to higher annual incentive and performance compensation) somewhat offset the aforementioned expense reductions. SG&A as a percentage of Sales declined from 5.7% in the 2009 second quarter to 4.0% in the 2010 second quarter, and from 5.8% in the 2009 six-month period to 4.4% in the 2010 six-month period.

The Provision for depreciation, depletion, and amortization (DD&A) increased $46, or 15%, in the 2010 second quarter and $121, or 20%, in the 2010 six-month period compared to the same periods in 2009. In both periods, the increase in DD&A was mostly due to the assets placed into service during the second half of 2009, including the Juruti bauxite mine and São Luís refinery expansion in Brazil, the new Bohai (China) flat-rolled product facility, and a high-quality coated sheet line at the Samara (Russia) facility. In the 2010 six-month period, the smelters in Norway (acquired on March 31, 2009) also contributed to the increase in DD&A.

Restructuring and other charges were $30 ($20 after-tax and noncontrolling interests) and $217 ($139 after-tax and noncontrolling interests) in the 2010 second quarter and six-month period, respectively.

In the 2010 second quarter, Restructuring and other charges included $28 ($19 after-tax and noncontrolling interests) for the layoff of approximately 600 employees (460 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 10 in the Alumina segment; and 70 in Corporate); $8 ($5 after-tax) in net charges related to divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs (includes a $1 reversal related to the asset impairment charges recognized in the 2010 first quarter for five U.S. locations – see below); and $7 ($5 after-tax) for the reversal of prior periods’ layoff reserves.

In the 2010 six-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations; $36 ($24 after-tax and noncontrolling interests) for the layoff of approximately 800 employees (625 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 80 in Corporate); $15 ($10 after-tax) in net charges related to divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $7 ($5 after-tax) for various other exit costs; and $15 ($10 after-tax) for the reversal of prior periods’ layoff reserves.

In the 2010 first quarter, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year), the smelter located in Badin, NC (capacity of 60 kmt-per-year), an aluminum fluoride plant in Point Comfort, TX, a paste plant and cast house in Massena, NY, and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $128 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

Restructuring and other charges were $82 ($56 after-tax and noncontrolling interests) and $151 ($102 after-tax and noncontrolling interests) in the 2009 second quarter and six-month period, respectively.

In the 2009 second quarter, Restructuring and other charges included $42 ($30 after-tax and noncontrolling interests) for the layoff of approximately 1,560 employees (1,320 in the Flat-Rolled Products segment; 120 in the Alumina segment; 60 in the Primary Metals segment; and 60 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses; $23 ($15 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses mainly due to unfavorable foreign currency movements; a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions; and $8 ($5 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

In the 2009 six-month period, Restructuring and other charges included $90 ($62 after-tax and noncontrolling interests) for the layoff of approximately 4,060 employees (2,190 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 220 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses; the previously mentioned $23 ($15 after-tax) in adjustments to businesses held for sale and the $9 ($6 after-tax) curtailment charge; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and $11 ($7 after-tax and noncontrolling interests) in net charges associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating Restructuring and other charges to such results would have been as follows:

	Second quarter ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Alumina	$1	$3	$13	$3
Primary Metals	2	5	152	16
Flat-Rolled Products	(2)	33	(7)	37
Engineered Products and Solutions	18	8	22	35

Segment total	19	49	180	91
Corporate	11	33	37	60

Total restructuring and other charges	$30	$82	$217	$151

As of June 30, 2010, approximately 270 of the 800 employees associated with 2010 restructuring programs, approximately 5,400 of the 6,500 employees associated with 2009 restructuring programs, and approximately 5,900 of the 6,000 employees associated with 2008 restructuring programs were terminated. The total number of employees associated with the 2009 and 2008 restructuring programs was updated to reflect changes in plans, natural attrition, and other factors. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2010. In the 2010 second quarter and six-month period, cash payments of $2 and $4, respectively, were made against the layoff reserves related to the 2010 restructuring programs, $13 and $50, respectively, were made against the layoff reserves related to the 2009 restructuring programs, and $3 and $10, respectively, were made against the layoff reserves related to the 2008 restructuring programs.

Interest expense rose $4, or 3%, and $8, or 3%, in the 2010 second quarter and six-month period, respectively, compared to the corresponding periods in 2009. The increase in both periods was primarily due to a $26 (quarter) and $50 (six months) decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service during the second half of 2009; mostly offset by a 4% (quarter) and 6% (six months) lower average debt level, principally driven by reductions in short-term borrowings and a significantly lower level of outstanding commercial paper; and lower amortization expense of financing costs, mostly related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility. A lower weighted-average interest rate of Alcoa’s debt portfolio also contributed to the offset in the 2010 second quarter.

Other income, net declined $73 in the 2010 second quarter and $64 in the 2010 six-month period compared with the same periods in 2009. In the 2010 second quarter, the decrease was mainly the result of net foreign currency losses and a decline in the cash surrender value of company-owned life insurance, somewhat offset by favorable changes in mark-to-market derivative contracts. In the 2010 six-month period, the decrease was mainly the result of the absence of a $188 gain on the Elkem/Sapa AB exchange transaction and a $22 gain on the sale of property in Vancouver, WA; net foreign currency losses; a decline in the cash surrender value of company-owned life insurance; and unfavorable changes in mark-to-market derivative contracts; partially offset by the absence of both a $182 realized loss on the sale of the Shining Prospect investment and an equity loss related to Alcoa’s former 50% equity stake in Elkem.

The effective tax rate for the second quarter of 2010 and 2009 was 25.0% (provision on income) and 25.4% (benefit on a loss), respectively.

The rate for the 2010 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars and a $10 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, partially offset by an $18 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits).

The rate for the 2009 second quarter differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $21 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, and a $5 discrete income tax charge related to the March 31, 2009 Elkem/Sapa AB exchange transaction.

The effective tax rate for the 2010 and 2009 six-month periods was 100.7% (provision on income) and 34.5% (benefit on a loss), respectively.

The rate for the 2010 six-month period differs from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D; an $18 discrete income tax charge based on settlement discussions of several matters with international taxing authorities; a $12 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact is expected to reverse by the end of 2010); a $6 discrete income tax charge for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture; and a $4 discrete income tax charge for a change in the anticipated structure of the sale of the Transportation Products Europe business; slightly offset by a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars.

The rate for the 2009 six-month period differs from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions and a $6 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation, mostly offset by a $28 discrete income tax benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars and a $6 discrete income tax benefit related to the March 31, 2009 Elkem/Sapa AB exchange transaction.

Net income attributable to noncontrolling interests for the 2010 second quarter and six-month period increased $39 and $51, respectively, compared with the corresponding periods in 2009. The increase was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. In both periods, the improved earnings at AWAC were mainly driven by a significant rise in realized prices, mostly offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009.

Segment Information

I. Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Alumina production (kmt)	3,890	3,309	7,756	6,754
Third-party alumina shipments (kmt)	2,264	2,011	4,390	3,748

Third-party sales	$701	$441	$1,339	$871
Intersegment sales	530	306	1,121	690

Total sales	$1,231	$747	$2,460	$1,561

After-tax operating income (ATOI)	$94	$(7)	$166	$28

Alumina production increased 18% and 15% in the 2010 second quarter and six-month period, respectively, compared with the corresponding periods in 2009. The increase in both periods was mainly driven by the Point Comfort, TX refinery as most of the 1,500 kmt-per-year curtailment initiated between the fourth quarter of 2008 and the first quarter of 2009 has been restored. In addition, production in both periods included the continued ramp-up of the São Luís, Brazil refinery expansion, which began in late 2009 (the Alumina segment’s share is approximately 1,100 kmt-per-year) and the 45% interest in the Suralco (Suriname) refinery acquired in the 2009 third quarter.

Third-party sales for the Alumina segment rose 59% in the 2010 second quarter and 54% in the 2010 six-month period compared with the same periods in 2009. In both periods, the improvement was primarily due to a 48% (quarter) and 45% (six months) increase in realized prices, driven by significantly higher LME prices, coupled with a 13% (quarter) and 17% (six months) increase in volumes.

Intersegment sales increased 73% and 62% in the 2010 second quarter and six-month period, respectively, compared to the corresponding periods in 2009, mostly due to higher realized prices and an increase in demand from the Primary Metals segment.

ATOI for this segment improved $101 in the 2010 second quarter and $138 in the 2010 six-month period compared to the same periods in 2009. The increase in both periods was primarily the result of the significant increase in realized prices as well as continued benefits of cost savings initiatives, particularly lower caustic costs, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar; higher depreciation expense and operating costs associated with the start-up of the Juruti bauxite mine and the São Luís refinery expansion, both of which began in the second half of 2009; continued higher fuel oil costs; and an increase in income taxes due to favorable operating results.

In the third quarter of 2010, alumina pricing will continue to follow a two-month lag on LME and refinery production is expected to increase by 150 kmt due to the ongoing ramp-up at São Luís. Positive results from cost savings initiatives are expected to continue.

II. Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Aluminum production (kmt)	893	906	1,782	1,786
Third-party aluminum shipments (kmt)	699	779	1,394	1,462

Alcoa’s average realized price per metric ton of aluminum	$2,309	$1,667	$2,320	$1,620

Third-party sales	$1,710	$1,146	$3,412	$1,990
Intersegment sales	693	349	1,316	742

Total sales	$2,403	$1,495	$4,728	$2,732

ATOI	$109	$(178)	$232	$(390)

At June 30, 2010, Alcoa had 891 kmt of idle capacity on a base capacity of 4,518 kmt. In the 2010 second quarter, idle capacity decreased 16 kmt compared to March 31, 2010 due to the restart of 48 kmt of previously curtailed production capacity at various smelters, partially offset by the full curtailment of the Fusina smelter (44 kmt-per-year) in Italy as a result of uneconomical power prices. In June 2010, Alcoa halted production at the Avilés smelter (93 kmt-per-year) in Spain due to torrential flooding. This capacity is not included in the amount of idle capacity at June 30, 2010. Production will be restarted in the 2010 third quarter and it is anticipated that the smelter will be at full operating rate by the 2010 fourth quarter.

Aluminum production was down 1% in the 2010 second quarter and flat in the 2010 six-month period compared with the corresponding periods in 2009. The decline in the 2010 second quarter was primarily due to the curtailment of the Massena East, NY smelter (125 kmt-per-year, curtailed during Q2 2009). In the comparison of the six-month periods, production increased due to the smelters located in Norway (acquired on March 31, 2009) (282 kmt-per-year) but was offset by the curtailments of the smelters in Tennessee (215 kmt-per-year, curtailed during Q1 2009) and Massena East.

Third-party sales for the Primary Metals segment improved 49% in the 2010 second quarter and 71% in the 2010 six-month period compared with the same periods in 2009. The increase in both periods was mostly the result of a 39% (quarter) and 43% (six months) rise in realized prices, driven by 41% (quarter) and 50% (six months) higher LME prices, slightly offset by a decline in volumes. The acquisition of the smelters located in Norway (acquired on March 31, 2009) also contributed to the improvement in the 2010 six-month period.

Intersegment sales increased 99% and 77% in the 2010 second quarter and six-month period, respectively, compared to the corresponding periods in 2009, mainly as a result of an increase in realized prices, driven by the higher LME, and increased demand from the downstream segments.

ATOI for this segment improved $287 in the 2010 second quarter and $622 in 2010 six-month period compared to the same periods in 2009. In both periods, the increase was primarily due to the significant rebound in realized prices and continued benefits of cost savings initiatives, particularly coke and pitch, somewhat offset by higher alumina and energy prices. The absence of a gain related to Alcoa’s acquisition of the other 50% of Elkem ($112) and net unfavorable foreign currency movements due to a weaker U.S. dollar also negatively impacted ATOI in the 2010 six-month period.

In the third quarter of 2010, aluminum pricing is expected to continue to follow a 15-day lag on LME while production is expected to remain at 2010 second quarter levels. Additionally, it is anticipated that cost savings initiatives will continue to benefit results.

III. Flat-Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Third-party aluminum shipments (kmt)	420	448	799	890

Third-party sales	$1,574	$1,427	$3,009	$2,937
Intersegment sales	40	23	86	49

Total sales	$1,614	$1,450	$3,095	$2,986

ATOI	$71	$(35)	$101	$(96)

Third-party sales for the Flat-Rolled Products segment increased 10% and 2% in the 2010 second quarter and six-month period, respectively, compared with the corresponding periods in 2009. The improvement in both periods was principally the result of better pricing and higher volumes in most key end markets, mostly offset by lower volumes in the segment’s can sheet business, largely due to a 2010 first quarter decision to curtail sales to a North American customer, and the absence of sales from two foil plants (Spain and China), which were divested in late 2009.

ATOI for this segment increased $106 in the 2010 second quarter and $197 in the 2010 six-month period compared to the same periods in 2009. In both periods, the improvement in profitability was primarily driven by favorable pricing and product mix and increased productivity across all businesses due to cost savings initiatives.

In the third quarter of 2010, North American rolled products is expected to fully offset the lost margin in the can sheet business from the curtailed sales to a North American customer and improved demand is anticipated in most regions, including Russia and China. Continued benefits from cost savings initiatives are expected while seasonal summer plant slowdowns will dampen results.

IV. Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Third-party aluminum shipments (kmt)	50	50	96	91

Third-party sales	$1,122	$1,194	$2,196	$2,464

ATOI	$107	$88	$188	$183

Third-party sales for the Engineered Products and Solutions segment declined 6% and 11% in the 2010 second quarter and six-month period, respectively, compared with the corresponding periods in 2009. The decrease in both periods was predominently due to lower volumes in the aerospace, industrial gas turbine, and building and construction markets and the absence of a portion of sales into the automotive industry related to divested (Transportation Products Europe business) and previously shutdown European locations. Partially offsetting these declines were higher sales into the commercial transportation market. Unfavorable foreign currency movements due to a weaker euro also contributed to the decrease in the 2010 second quarter.

ATOI for this segment improved 22% in the 2010 second quarter and 3% in the 2010 six-month period compared to the same periods in 2009. In both periods, the increase was mainly the result of productivity improvements and cost reduction initiatives across all businesses, higher volumes in the commercial wheels business, and portfolio rationalization. These improvements were largely offset by unfavorable mix for the fasteners business and lower volumes for the fasteners, industrial gas turbine, and building and construction businesses.

In the third quarter of 2010, continued benefits from cost savings initiatives are anticipated while seasonal summer plant slowdowns are expected.

Reconciliation of ATOI to Consolidated Net Income (Loss) Attributable to Alcoa

Items required to reconcile total segment ATOI to consolidated net (loss) income attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total segment ATOI	$381	$(132)	$687	$(275)
Unallocated amounts (net of tax):
Impact of LIFO	(3)	39	(17)	68
Interest income	3	8	6	9
Interest expense	(77)	(75)	(154)	(149)
Noncontrolling interests	(34)	5	(56)	(5)
Corporate expense	(59)	(70)	(126)	(141)
Restructuring and other charges	(21)	(56)	(143)	(102)
Discontinued operations	(1)	(142)	(8)	(159)
Other	(53)	(31)	(254)	(197)

Consolidated net income (loss) attributable to Alcoa	$136	$(454)	$(65)	$(951)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2010 second quarter and six-month period compared with the corresponding periods in 2009 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO due to higher prices for alumina and metal, both of which were driven by a significant rise in LME prices;

•

an increase in Interest expense, primarily due to a decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service in the second half of 2009, mostly offset by a 4% (quarter) and 6% (six months) lower average debt level, principally driven by reductions in short-term borrowings and a significantly lower level of outstanding commercial paper, lower amortization expense of financing costs, mostly related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility, and, in the 2010 second quarter, a lower weighted-average interest rate of Alcoa’s debt portfolio;

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, primarily driven by a significant rise in realized prices, mostly offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009;

•

a decline in Corporate expense, primarily due to lower deferred compensation, as a result of declining plan performance, and continued reductions in expenses for contractors and consultants, slightly offset, in the 2010 second quarter, by an increase in bad debt expense;

•

a decrease in Restructuring and other charges in the 2010 second quarter, mostly driven by lower layoff charges and fewer unfavorable adjustments related to divested businesses, and an increase in Restructuring and other charges in the 2010 six-month period, mainly due to asset impairments and other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations, somewhat offset by lower layoff charges;

•

a change in Discontinued operations, mostly the result of the absence of both a loss on the divestiture of the wire harness and electrical portion of the EES business (June 2009) and the operational results of the EES business; and

•

a change in Other, in the 2010 second quarter, mainly due to net foreign currency losses and a decline in the cash surrender value of company-owned life insurance, somewhat offset by favorable changes in mark-to-market derivative contracts and a change in discrete tax items from a net charge ($5) to a net benefit ($6), and, in the 2010 six-month period, principally the result of a change from a benefit ($22) to a charge ($83) in net discrete tax items, net foreign currency losses, the absence of a $21 adjustment for the finalization of the estimated fair value of the former Sapa AB joint venture, and a decline in the cash surrender value of company-owned life insurance, partially offset by the absence of a $118 realized loss on the sale of the former Shining Prospect investment.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $499 in the 2010 six-month period compared with $57 in the same period of 2009. The increase of $442 is principally due to significantly better results and a change of $129 in noncurrent assets, partially offset by a $782 cash outflow associated with working capital. The major components of the change in working capital were as follows: a $998 increase in receivables, primarily as a result of higher sales across the upstream businesses and the absence of the sale of $250 in customer receivables under the now terminated securitization program; a $1,131 increase in inventories, mostly due to a build-up of levels to meet anticipated demand; a $691 increase in accounts payable, trade, principally the result of higher purchasing needs; and a $669 increase in taxes, including income taxes, mainly due to the receipt of a $347 federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

Financing Activities

Cash used for financing activities was $177 in the 2010 six-month period, a decrease of $678 compared with cash provided from financing activities of $501 in the corresponding period of 2009.

The use of cash in the 2010 six-month period was primarily due to $123 in payments on long-term debt, $111 of which was related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary held by Alcoa’s partner in a special purpose vehicle, which holds an interest in the joint venture in Saudi Arabia; $63 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $49, all of which relates to Alumina Limited’s share of AWAC; partially offset by $83 in additions to long-term debt, $74 of which related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil, and a change of $74 in commercial paper based on Alcoa’s operating needs.

In the 2009 six-month period, the source of cash was primarily due to $905 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $311 in borrowings under the loans that support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; net proceeds of $876 from the issuance of 172.5 million shares of common stock; a $189 net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s former $1,900 364-day senior unsecured revolving credit facility within the 2009 first quarter), principally the result of $255 in new loans to support Alcoa Alumínio’s export operations ($55 was repaid and re-borrowed within the 2009 second quarter); and net cash received from noncontrolling interests of $174, principally related to Alumina Limited’s share of AWAC; partially offset by a $1,435 decrease in outstanding commercial paper due to the tightening in the credit markets and a reduction in market availability as a result of the change in Alcoa’s credit ratings during the 2009 first quarter and $168 in dividends paid to shareholders.

Alcoa’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa’s debt by the major credit rating agencies.

On May 7, 2010, Standard and Poor’s Ratings Services (S&P) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at A-3. S&P did not change the current outlook from negative.

On March 30, 2010, Moody’s Investors Service (Moody’s) confirmed the following ratings for Alcoa: long-term debt at Baa3 and short-term debt at Prime-3. Moody’s removed all ratings from credit watch and the current outlook was changed from stable to negative.

On February 22, 2010, Fitch Ratings (Fitch) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at F3. Fitch did not change the current outlook from negative.

Investing Activities

Cash used for investing activities was $454 in the 2010 six-month period compared with $497 in the 2009 six-month period, resulting in a decrease in cash used of $43.

In the 2010 six-month period, the use of cash was mainly due to $434 in capital expenditures, 59% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; and $159 in additions to investments, mostly for the purchase of $121 in available-for-sale securities held by Alcoa’s captive insurance company and a contribution of $20 related to the joint venture in Saudi Arabia; slightly offset by $138 in sales of investments, all of which related to the sale of available-for-sale securities held by Alcoa’s captive insurance company.

The use of cash in the 2009 six-month period was mainly due to $889 in capital expenditures, 68% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; and a net cash outflow of $78 for the divestiture of assets and businesses, including a cash outflow of $193 for the EES business and cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA; partially offset by $506 from sales of investments, mostly related to the receipt of $501 for the sale of the Shining Prospect investment.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth, aluminum end market demand or other trend projections, anticipated financial results or operating performance, anticipated achievement of 2010 cash sustainability targets, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products; (b) unfavorable changes in general business and economic conditions, in the global financial markets, or in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, and industrial gas turbine; (c) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, and euro; (d) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (e) increases in the costs of other raw materials, including caustic soda or carbon products; (f) Alcoa’s inability to achieve the level of cash generation, cost savings, improvement in profitability and margins, or strengthening of operations anticipated from its cash sustainability, productivity improvement, and other initiatives; (g) Alcoa’s inability to realize expected benefits from newly constructed, expanded or acquired facilities or from international joint ventures as planned and by targeted completion dates, including the joint venture in Saudi Arabia or the upstream operations in Brazil; (h) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies; (i) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (j) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (k) changes in tax rates or benefits; and (l) the other risk factors summarized in Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2009 and the following sections of this report: Note H and the Derivatives section of Note P to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, on July 29, 2008 as a result of electricity supply issues at Alcoa’s Rockdale, Texas smelter, Alcoa filed a lawsuit in the 20th Judicial District Court of Milam County, Texas, against Luminant Generation Company LLC (Luminant) and certain of its affiliates and parents (collectively, the “defendants”). The lawsuit sought remedies, including actual damages, for improper actions alleged in the lawsuit to have been caused by the defendants, including the excess electricity supply costs that led to smelter curtailment, excess costs charged to Alcoa to install certain environmental control upgrades at the power plant, excess costs charged to Alcoa due to improperly conducting mining operations at the Three Oaks Mine and alleging that the defendants had refused to permit Alcoa to exercise its audit rights regarding power plant and mining operations. In response to Alcoa’s lawsuit, the Luminant defendants filed counterclaims against Alcoa for alleged non-payment of shared costs for the upgrade at the power plant and for mining operations. The claims related to the power plant and electricity supply costs were tried before a jury; the claims related to the mining operations were tried before the court.

The trials in the case commenced on May 17, 2010 with the jury rendering a verdict on June 2nd and the court issuing its ruling from the bench on June 9th. The jury found that (i) Luminant had not breached the contract between the parties by charging Alcoa for electricity supply and to install certain environmental control upgrades at the power plant; (ii) Luminant had breached the contract by not permitting Alcoa to exercise its audit rights relating to the power plant, and (iii) Alcoa had breached the contract by failing to pay its entire share of the environmental control upgrade costs. Alcoa was ordered to pay to Luminant approximately $10 million for the environmental control upgrades. The court found that (i) there was no credible evidence that Luminant had breached the contracts between the parties with regard to its mining operations, (ii) Alcoa has to pay the amount that it owes for the mine services that Luminant has billed to Alcoa (approximately $1.7 million) but Alcoa may contest the invoice in accordance with the dispute resolution provisions in the contract, (iii) Luminant is entitled to have the mine permit transferred to it, (iv) Alcoa may submit certain disputed amounts that it believes that it is owed by Luminant to an accounting arbitrator (approximately $4 million), and (v) Alcoa is entitled to exercise its right to review the books and records of Luminant associated with its mining operations. Alcoa is considering its options with regard to a potential appeal of the jury verdict and the court’s ruling.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 million will be required during 2010. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. Management is currently considering whether to appeal the July 12, 2010 decision.

Separately, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the European Court of First Instance denied Alcoa’s appeal. On June 4, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the June 4, 2009 appeal was held on June 24, 2010 and a decision from the European Court of First Instance is expected in the second half of 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2010	—	—	—	115,800,571
February 1 - February 28, 2010	—	—	—	115,800,571
March 1 - March 31, 2010	—	—	—	115,800,571

Total for quarter ended March 31, 2010	—	—	—	115,800,571

April 1 - April 30, 2010	—	—	—	115,800,571
May 1 - May 31, 2010	—	—	—	115,800,571
June 1 - June 30, 2010	—	—	—	115,800,571

Total for quarter ended June 30, 2010	—	—	—	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or though privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2009, Alcoa elected to suspend share repurchases under this program to preserve liquidity in light of the global economic downturn.

Item 6.	Exhibits.

3(a).	Articles of Incorporation of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010

3(b).	By-Laws of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(b) to the company’s Current Report on Form 8-K dated April 27, 2010

10.	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 22, 2010	By	/S/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 22, 2010	By	/S/ TONY R. THENE
Date		Tony R. Thene
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3(a).	Articles of Incorporation of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010

3(b).	By-Laws of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(b) to the company’s Current Report on Form 8-K dated April 27, 2010

10.	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002