Form 10-Q/A
period 2010-06-30
ALCOA INC
filed 2010-08-23
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Alcoa Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 22, 2010 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

3(a).	Articles of Incorporation of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010*

3(b).	By-Laws of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(b) to the company’s Current Report on Form 8-K dated April 27, 2010*

10.	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad*

12.	Computation of Ratio of Earnings to Fixed Charges*

15.	Letter regarding unaudited interim financial information*

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in Alcoa’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

August 23, 2010	By	/S/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 23, 2010	By	/S/ GRAEME BOTTGER
Date		Graeme Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3(a).	Articles of Incorporation of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010*

3(b).	By-Laws of Alcoa Inc. as amended April 2010, incorporated by reference to Exhibit 3(b) to the company’s Current Report on Form 8-K dated April 27, 2010*

10.	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad*

12.	Computation of Ratio of Earnings to Fixed Charges*

15.	Letter regarding unaudited interim financial information*

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in Alcoa’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 22, 2010.