Form 10-Q
period 2010-09-30
ALCOA INC
filed 2010-10-22
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 15, 2010, 1,021,441,559 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Sales (K)	$5,287	$4,615	$15,361	$13,006

Cost of goods sold (exclusive of expenses below)	4,413	3,888	12,636	11,997
Selling, general administrative, and other expenses	232	234	679	718
Research and development expenses	40	39	124	118
Provision for depreciation, depletion, and amortization	358	342	1,079	942
Restructuring and other charges (D)	2	17	219	168
Interest expense	139	120	376	349
Other expenses (income), net (J)	43	(123)	48	(182)

Total costs and expenses	5,227	4,517	15,161	14,110

Income (loss) from continuing operations before income taxes	60	98	200	(1,104)
(Benefit) provision for income taxes (N)	(49)	(22)	92	(437)

Income (loss) from continuing operations	109	120	108	(667)
Income (loss) from discontinued operations (C)	—	4	(8)	(155)

Net income (loss)	109	124	100	(822)

Less: Net income attributable to noncontrolling interests	48	47	104	52

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$61	$77	$(4)	$(874)

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$61	$73	$4	$(719)
Income (loss) from discontinued operations	—	4	(8)	(155)

Net income (loss)	$61	$77	$(4)	$(874)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (M):
Basic:
Income (loss) from continuing operations	$0.06	$0.07	$—	$(0.78)
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.17)

Net income (loss)	$0.06	$0.08	$(0.01)	$(0.95)

Diluted:
Income (loss) from continuing operations	$0.06	$0.07	$—	$(0.78)
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.17)

Net income (loss)	$0.06	$0.08	$(0.01)	$(0.95)

Dividends paid per common share	$0.03	$0.03	$0.09	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$843	$1,481
Receivables from customers, less allowances of $57 in 2010 and $70 in 2009	1,971	1,529
Other receivables	323	653
Inventories (F)	2,435	2,328
Prepaid expenses and other current assets	947	1,031

Total current assets	6,519	7,022

Properties, plants, and equipment	36,802	35,525
Less: accumulated depreciation, depletion, and amortization	16,888	15,697

Properties, plants, and equipment, net	19,914	19,828

Goodwill	5,128	5,051
Investments	1,189	1,061
Deferred income taxes	3,070	2,958
Other noncurrent assets	2,449	2,419
Assets held for sale (C)	101	133

Total assets	$38,370	$38,472

LIABILITIES
Current liabilities:
Short-term borrowings	$119	$176
Accounts payable, trade	1,971	1,954
Accrued compensation and retirement costs	904	925
Taxes, including income taxes	397	345
Other current liabilities	1,091	1,345
Long-term debt due within one year	200	669

Total current liabilities	4,682	5,414

Long-term debt, less amount due within one year	8,990	8,974
Accrued pension benefits (P)	2,677	3,163
Accrued postretirement benefits	2,686	2,696
Other noncurrent liabilities and deferred credits	2,526	2,605
Liabilities of operations held for sale (C)	31	60

Total liabilities	21,592	22,912

COMMITMENTS AND CONTINGENCIES (I)

CONVERTIBLE SECURITIES OF SUBSIDIARY (G)	—	40

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (L)	1,141	1,097
Additional capital (L)	7,094	6,608
Retained earnings	10,922	11,020
Treasury stock, at cost	(4,171)	(4,268)
Accumulated other comprehensive loss	(1,688)	(2,092)

Total Alcoa shareholders’ equity	13,353	12,420

Noncontrolling interests	3,425	3,100

Total equity	16,778	15,520

Total liabilities and equity	$38,370	$38,472

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2010	2009
CASH FROM OPERATIONS
Net income (loss)	$100	$(822)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	1,080	942
Deferred income taxes	62	(55)
Equity (income) loss, net of dividends	(25)	4
Restructuring and other charges (D)	219	168
Net gain from investing activities – asset sales (J)	(8)	(104)
Loss from discontinued operations (C)	8	155
Stock-based compensation	70	69
Excess tax benefits from stock-based payment arrangements	(1)	—
Other	121	137
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(467)	463
(Increase) decrease in inventories	(94)	1,053
Decrease in prepaid expenses and other current assets	34	94
Increase (decrease) in accounts payable, trade	16	(736)
(Decrease) in accrued expenses	(384)	(430)
Increase (decrease) in taxes, including income taxes	167	(515)
Pension contributions	(70)	(102)
(Increase) in noncurrent assets	(56)	(223)
Increase in noncurrent liabilities	136	141
(Increase) decrease in net assets held for sale (C)	(24)	11

CASH PROVIDED FROM CONTINUING OPERATIONS	884	250
CASH PROVIDED FROM (USED FOR) DISCONTINUED OPERATIONS	7	(9)

CASH PROVIDED FROM OPERATIONS	891	241

FINANCING ACTIVITIES
Net change in short-term borrowings	(57)	(125)
Net change in commercial paper	—	(1,535)
Additions to long-term debt (H)	1,082	1,043
Debt issuance costs	(5)	(17)
Payments on long-term debt (H)	(1,587)	(31)
Proceeds from exercise of employee stock options	8	—
Excess tax benefits from stock-based payment arrangements	1	—
Issuance of common stock	—	876
Dividends paid to shareholders	(94)	(198)
Distributions to noncontrolling interests	(154)	(93)
Contributions from noncontrolling interests	121	327
Acquisitions of noncontrolling interests (G)	(66)	—

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(751)	247

INVESTING ACTIVITIES
Capital expenditures	(650)	(1,254)
Capital expenditures of discontinued operations	—	(5)
Acquisitions, net of cash acquired (E)	(72)	112
Proceeds from the sale of assets and businesses (E)	(6)	(73)
Additions to investments	(224)	(26)
Sales of investments	138	1,026
Net change in short-term investments and restricted cash	7	8
Other	9	(9)

CASH USED FOR INVESTING ACTIVITIES	(798)	(221)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	20	37

Net change in cash and cash equivalents	(638)	304
Cash and cash equivalents at beginning of year	1,481	762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$843	$1,066

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at June 30, 2009	$55	$1,097	$6,601	$11,281	$(4,272)	$(1,945)	$2,764	$15,581
Net income	—	—	—	77	—	—	47	124
Other comprehensive income	—	—	—	—	—	386	107	493
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(59)	—	—	—	(59)
Stock-based compensation	—	—	16	—	—	—	—	16
Common stock issued: compensation plans	—	—	(5)	—	4	—	—	(1)
Distributions	—	—	—	—	—	—	(14)	(14)
Contributions	—	—	—	—	—	—	74	74
Other	—	—	—	(1)	—	—	6	5

Balance at September 30, 2009	$55	$1,097	$6,612	$11,297	$(4,268)	$(1,559)	$2,984	$16,218

Balance at June 30, 2010	$55	$1,141	$7,091	$10,892	$(4,177)	$(2,393)	$3,116	$15,725
Net income	—	—	—	61	—	—	48	109
Other comprehensive income	—	—	—	—	—	705	241	946
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	20	—	—	—	—	20
Common stock issued: compensation plans	—	—	(17)	—	6	—	—	(11)
Distributions	—	—	—	—	—	—	(41)	(41)
Contributions	—	—	—	—	—	—	61	61

Balance at September 30, 2010	$55	$1,141	$7,094	$10,922	$(4,171)	$(1,688)	$3,425	$16,778

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	—	—	—	(874)	—	—	52	(822)
Other comprehensive income	—	—	—	—	—	1,610	282	1,892
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.26 per share	—	—	—	(227)	—	—	—	(227)
Beneficial conversion option on convertible notes	—	—	66	—	—	—	—	66
Stock-based compensation	—	—	69	—	—	—	—	69
Common stock issued: compensation plans	—	—	(77)	—	58	—	—	(19)
Issuance of common stock	—	172	704	—	—	—	—	876
Distributions	—	—	—	—	—	—	(93)	(93)
Contributions	—	—	—	—	—	—	327	327
Purchase of equity from noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Other	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2009	$55	$1,097	$6,612	$11,297	$(4,268)	$(1,559)	$2,984	$16,218

Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520
Net (loss) income	—	—	—	(4)	—	—	104	100
Other comprehensive income	—	—	—	—	—	404	254	658
Cash dividends declared:
Preferred @ $2.8125 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.09 per share	—	—	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	70	—	—	—	—	70
Common stock issued: compensation plans	—	—	(118)	—	97	—	—	(21)
Issuance of common stock (L)	—	44	556	—	—	—	—	600
Distributions	—	—	—	—	—	—	(154)	(154)
Contributions	—	—	—	—	—	—	125	125
Purchase of equity from noncontrolling interest	—	—	(2)	—	—	—	(4)	(6)
Other (G)	—	—	(20)	—	—	—	—	(20)

Balance at September 30, 2010	$55	$1,141	$7,094	$10,922	$(4,171)	$(1,688)	$3,425	$16,778

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2010	2009	2010	2009	2010	2009

Net income	$61	$77	$48	$47	$109	$124

Other comprehensive income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans	29	14	1	1	30	15
Foreign currency translation adjustments	895	492	242	102	1,137	594
Unrealized gains on available-for-sale securities:
Unrealized holding gains	1	2	—	—	1	2
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	1	2	—	—	1	2

Unrecognized (losses) gains on derivatives (Q):
Net change from periodic revaluations	(248)	(118)	(2)	4	(250)	(114)
Net amount reclassified to earnings	28	(4)	—	—	28	(4)

Net unrecognized (losses) gains on derivatives	(220)	(122)	(2)	4	(222)	(118)

Total Other comprehensive income, net of tax	705	386	241	107	946	493

Comprehensive income	$766	$463	$289	$154	$1,055	$617

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009

Net (loss) income	$(4)	$(874)	$104	$52	$100	$(822)

Other comprehensive income, net of tax:
Change in unrecognized losses and prior service cost related to pension and postretirement benefit plans (P)	(11)	148	3	3	(8)	151
Foreign currency translation adjustments (A)	342	1,290	251	275	593	1,565
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(1)	51	—	—	(1)	51
Net amount reclassified to earnings	2	380	—	—	2	380

Net change in unrealized gains on available-for-sale securities	1	431	—	—	1	431

Unrecognized gains (losses) on derivatives (Q):
Net change from periodic revaluations	(35)	(198)	—	4	(35)	(194)
Net amount reclassified to earnings	107	(61)	—	—	107	(61)

Net unrecognized gains (losses) on derivatives	72	(259)	—	4	72	(255)

Total Other comprehensive income, net of tax	404	1,610	254	282	658	1,892

Comprehensive income	$400	$736	$358	$334	$758	$1,070

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

On January 1, 2010, Alcoa adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the Consolidated Financial Statements. In March 2010, management terminated the Company’s accounts receivable securitization program (see Note O); had this program not been terminated, the adoption of these changes would have resulted in a $250 increase to both Receivables from customers and Short-term borrowings on the accompanying Consolidated Balance Sheet.

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

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note R), the adoption of these changes had no impact on the Consolidated Financial Statements.

On July 1, 2010, Alcoa adopted changes to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

C. Discontinued Operations and Assets Held for Sale – For the third quarter and nine months ended September 30, 2010, there were no active businesses classified as discontinued operations. The electronics portion of the Electrical and Electronic Solutions (EES) business (divested in December 2009) was included in discontinued operations for the third quarter and nine months ended September 30, 2009, and the wire harness and electrical portion of the EES business (divested in June 2009) was included in discontinued operations for the nine months ended September 30, 2009.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

The following table details selected financial information of discontinued operations:

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$—	$18	$—	$291

Loss from operations before income taxes	$—	$—	$(13)	$(219)
Benefit for income taxes	—	4	5	64

Income (loss) from discontinued operations	$—	$4	$(8)	$(155)

In the 2010 nine-month period, discontinued operations included an additional loss of $2 ($4 pretax) related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction, and an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business (see Note E). In the 2009 third quarter, discontinued operations included the breakeven operational results of the electronics portion of the EES business and a $4 income tax benefit related to the divestiture of the wire harness and electrical portion of the EES business. In the 2009 nine-month period, discontinued operations comprised a $116 ($179 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business and the remainder was the operational results of the EES business.

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

The major classes of assets and liabilities of operations held for sale were as follows:

	September 30, 2010	December 31, 2009
Assets:
Receivables	$33	$41
Inventories	22	26
Properties, plants, and equipment	32	45
Other assets	14	21

Assets held for sale	$101	$133

Liabilities:
Accounts payable, trade	$9	$25
Accrued expenses	22	35

Liabilities of operations held for sale	$31	$60

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2010, Alcoa recorded Restructuring and other charges of $2 (a credit of $1 after-tax and noncontrolling interests) and $219 ($138 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2010 third quarter included $3 ($2 after-tax and noncontrolling interests) for the layoff of approximately 30 employees (20 in the Primary Metals segment and 10 in Corporate); $8 ($5 after-tax) in net charges related to divested and to be divested businesses (Global Foil, Packaging and Consumer, and Transportation Products Europe) for, among other items, working capital adjustments and a tax indemnification; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs; and $10 ($9 after-tax) for the reversal of prior periods’ layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement (see the European Commission matters section of Note I).

In the 2010 nine-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $39 ($26 after-tax and noncontrolling interests) for the layoff of approximately 830 employees (625 in the Engineered Products and Solutions segment; 80 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 90 in Corporate); $22

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

($14 after-tax) in net charges related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $9 ($7 after-tax) for various other exit costs; and $25 ($19 after-tax) for the reversal of prior periods’ layoff reserves.

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

Restructuring and other charges in the 2009 third quarter included $11 ($5 after-tax and noncontrolling interests) for the layoff of approximately 140 employees (80 in the Primary Metals segment and 60 in the Engineered Products and Solutions segment) to continue to address the impact of the then global economic downturn on Alcoa’s businesses; $18 ($5 after-tax (includes a discrete income tax benefit of $8 related to a change in the anticipated structure of the potential sale of the Global Foil business)) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; and a $12 ($9 after-tax and noncontrolling interests) net credit associated with previously approved restructuring programs.

In the 2009 nine-month period, Restructuring and other charges included $101 ($67 after-tax and noncontrolling interests) for the layoff of approximately 4,200 employees (2,250 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 300 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the then global economic downturn on Alcoa’s businesses; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions. The remaining amount in the 2009 nine-month period was a net credit associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine-months ended September 30,
	2010	2009	2010	2009
Alumina	$—	$—	$13	$3
Primary Metals	(7)	5	145	21
Flat-Rolled Products	—	(3)	(7)	34
Engineered Products and Solutions	—	1	22	36

Segment total	(7)	3	173	94
Corporate	9	14	46	74

Total restructuring and other charges	$2	$17	$219	$168

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

As of September 30, 2010, approximately 480 of the 830 employees associated with 2010 restructuring programs and approximately 5,400 of the 6,000 employees associated with 2009 restructuring programs were terminated, while the terminations associated with 2008 restructuring programs were essentially complete. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2010. The total number of employees associated with 2009 restructuring programs was updated to reflect changes in plans (e.g., the previously mentioned new power agreement at the Portovesme smelter in Italy), natural attrition, and other factors. In the 2010 third quarter and nine-month period, cash payments of $12 and $16, respectively, were made against the layoff reserves related to the 2010 restructuring programs, $4 and $54, respectively, were made against the layoff reserves related to the 2009 restructuring programs, and $2 and $12, respectively, were made against the layoff reserves related to the 2008 restructuring programs.

Activity and reserve balances for restructuring charges are as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2008	$251	$77	$328

2009:
Cash payments	(203)	(18)	(221)
Restructuring charges	186	13	199
Other*	(74)	(6)	(80)

Reserve balances at December 31, 2009	160	66	226

2010:
Cash payments	(82)	(13)	(95)
Restructuring charges	39	53	92
Other*	(49)	(42)	(91)

Reserve balances at September 30, 2010	$68	$64	$132

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note I), respectively. In 2009, Other for layoff costs also included a reduction of $26 for reserves related to the wire harness and electrical portion of the EES business as Platinum Equity assumed these obligations.

The remaining reserves are expected to be paid in cash during 2010, with the exception of approximately $65 to $70, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On March 31, 2009, Alcoa completed a non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s 50% stake in the Elkem Aluminium ANS joint venture. The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax) in the first quarter of 2009. In the 2010 first quarter, the purchase price allocation was finalized based on the completion of a valuation study resulting in goodwill of $48 (half of which is deductible for U.S. income tax purposes) and a corresponding reduction in properties, plants, and equipment. There was no change to the gain recognized on the transaction in 2009. Under business combination accounting, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation; however, this $48 was deemed immaterial for this purpose.

On June 15, 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity, effective June 1, 2009. Alcoa recognized a loss of $129 ($168 pretax) in discontinued operations in 2009 for this transaction. In the 2010 first quarter, Alcoa recognized an additional loss of $6 ($9 pretax) in discontinued operations as a result of a contract settlement with a former customer of this business (see Note C). Separately, the legal entity that operated the previously sold wire harness and electrical business in Germany filed for insolvency. No lawsuits have been filed against Alcoa related to this bankruptcy. While the company may be subject to claims in the insolvency proceedings, it has an indemnity from Platinum Equity.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

On July 30, 2010, Alcoa completed an acquisition of the commercial building and construction business of a privately-held company, Traco, for $77. This business, located in Cranberry, Pennsylvania, employing 650 people, is a premier manufacturer of windows and doors for the commercial building and construction market and generated sales of approximately $100 in 2009. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of the end of July 2010 and this business’ results of operations were included in this segment since the beginning of August 2010. Based on the current purchase price allocation, goodwill of $31 was recorded for this transaction, all of which is deductible for income tax purposes. The final allocation of the purchase price will be based on valuation and other studies, including environmental and other contingent liabilities, which will be completed in 2011.

F. Inventories

	September 30, 2010	December 31, 2009
Finished goods	$438	$441
Work-in-process	799	680
Bauxite and alumina	572	593
Purchased raw materials	377	359
Operating supplies	249	255

	$2,435	$2,328

At September 30, 2010 and December 31, 2009, the total amount of inventories valued on a last in, first out (LIFO) basis was 35%. If valued on an average-cost basis, total inventories would have been $746 and $717 higher at September 30, 2010 and December 31, 2009, respectively.

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

In March 2010, Alcoa and Ma’aden executed a supplement to the shareholders’ agreement and modified the ownership structure such that the joint venture now will be owned 74.9% by Ma’aden and 25.1% by Alcoa. Ma’aden and Alcoa will have put and call options, respectively, whereby Ma’aden can require Alcoa to purchase from Ma’aden, or Alcoa can require Ma’aden to sell to Alcoa, a 14.9% interest in the joint venture at the then fair value. These options may only be exercised in a six-month window that opens five years after the Commercial Production Date (as defined in the shareholders’ agreement) and, if exercised, must be exercised for the full 14.9% interest. In addition, Alcoa will pay $34 (rather than the previously disclosed $55) to Ma’aden, representing Alcoa’s pro rata share of certain agreed upon pre-incorporation costs incurred by Ma’aden before formation of the joint venture (this payment was made on September 15, 2010).

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

As a result of the changes in the ownership structure described above, Alcoa’s capital investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. During the 2010 nine-month period, Alcoa has contributed $41 towards the $1,100 commitment. As of September 30, 2010, the carrying value of Alcoa’s investment in this project was $155 (including the $80 initial investment paid in December 2009 and the previously mentioned $34).

H. Debt – On August 1, 2010, Alcoa repaid the $511 of outstanding principal of its 7.375% Notes as scheduled using available cash on hand.

In August 2010, Alcoa completed a public debt offering under its existing shelf registration statement for $1,000 of 6.150% Notes due 2020 (the “2020 Notes”). Alcoa received $993 in net proceeds from the public debt offering reflecting an original issue discount and payment of financing costs. The net proceeds were used for the early retirement of $825 in outstanding notes (see below), early repayment of $88 in outstanding loans related to the refinery expansion and bauxite mine development in Brazil, and the remainder was for the repayment of other outstanding debt. The original issue discount and financing costs were deferred and are being amortized to interest expense over the term of the 2020 Notes. Interest on the 2020 Notes will be paid semi-annually in February and August, commencing February 2011. Alcoa has the option to redeem the 2020 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the 2020 Notes at a redemption price specified in the 2020 Notes. The 2020 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2020 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased, plus any accrued and unpaid interest on the 2020 Notes repurchased. The 2020 Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

Also in August 2010, Alcoa completed the following tender offers: (i) any and all of its 6.50% Notes due 2011 (the “2011 Notes”) and (ii) an amount of its 6.00% Notes due 2012 (the “2012 Notes”) and its 5.375% Notes due 2013 (the “2013 Notes”) not to exceed the difference between $750 and the purchase price of the 2011 Notes accepted for purchase, provided that the purchase of the 2013 Notes was subject to an aggregate purchase sublimit of $50. Upon expiration of the tender offers, $253, $195, and $47 of the aggregate outstanding principal amount of the 2011 Notes, 2012 Notes, and 2013 Notes, respectively, were validly tendered and accepted. Additionally in August 2010, subsequent to the expiration of the tender offer for the 2011 Notes, Alcoa elected to call for redemption the remaining outstanding principal of $330 under the provisions of the 2011 Notes. The total cash paid to the holders of the tendered 2011 Notes, 2012 Notes, and 2013 Notes and the called 2011 Notes was $878, which consisted of $825 in debt principal, $42 in purchase premiums, and $11 in accrued and unpaid interest from the respective last interest payment dates up to, but not including, the respective settlement dates. The $42 was recorded in Interest expense on the accompanying Statement of Consolidated Operations. The 2012 Notes and 2013 Notes have a remaining outstanding principal of $322 and $553, respectively.

In conjunction with the early retirement of the 2011 Notes and a portion of both the 2012 Notes and 2013 Notes, Alcoa terminated all or a portion of various interest rate swaps with a notional amount totaling $825 (equivalent to the debt principal retired). These swaps were accounted for as fair value hedges and were used to convert the stated interest rates of the 2011 Notes, 2012 Notes, and 2013 Notes from fixed to floating. At the time of termination, the swaps were in-the-money resulting in a gain of $28, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations. The 2012 Notes and 2013 Notes have outstanding interest rate swaps with a remaining notional amount of $315 and $550, respectively.

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required during 2010 or 2011. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice; a judgment by that Court is expected late in 2010 or early in 2011.

As a result of the EC’s decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs can be negotiated.

Also in February 2010, the Italian Government issued a decree, which was converted into law by the Italian Parliament in March 2010, to provide interruptibility rights to certain industrial customers who were willing to be subject to temporary interruptions in the supply of power (i.e. compensation for power interruptions when grids are overloaded) over a three-year period. Alcoa applied for and was granted such rights (expiring on December 31, 2012) related to its Portovesme smelter. In May 2010, the EC stated that, based on their review of the validity of the decree, the interruptibility rights should not be considered state aid. On July 29, 2010, Alcoa executed a new power agreement effective September 1, 2010 through December 31, 2012 for the Portovesme smelter, replacing the short-term, market-based power contract that was in effect since early 2010.

Additionally in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of June 30, 2010, the Fusina smelter was fully curtailed (44 kmt-per-year).

Separately, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court (formerly the European Court of First Instance) denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the May 29, 2009 appeal was held on June 24, 2010 and a decision from the Court of Justice is expected in 2011.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened their investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be in the range of $30 to $100 pretax (€20 to €70). Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2010. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations. These include 30 owned or operating facilities and adjoining properties, 31 previously owned or operating facilities and adjoining properties, and 69 waste sites, including Superfund (Comprehensive

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $330 and $307 at September 30, 2010 and December 31, 2009 (of which $22 and $27 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2010 third quarter and nine-month period, the remediation reserve was increased by $1 and $36, respectively. The change in the third quarter of 2010 was associated with various sites while the change in the 2010 nine-month period included a $17 reserve adjustment related to the Massena, NY site discussed below, $14 in reserve adjustments related to two U.S. smelters (see Note D), and $5 associated with various sites. In both periods, the changes to the remediation reserve, except for the $14, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $2 and $11 in the 2010 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve also reflects a decrease of $2 due to the effects of foreign currency translation.

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

Fusina and Portovesme, Italy—In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l., from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Alcoa Trasformazioni S.r.l. appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l., Alumix’s successor, and Alcoa Trasformazioni S.r.l. agreed to a stay on the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement. In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continue related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in the 2010 third quarter. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Additionally, due to new information derived from the site investigations conducted at Portovesme in 2009, Alcoa increased the reserve by $3.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $277 (R$472) and $264 (R$460) at September 30, 2010 and December 31, 2009, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $520 (R$900), which represents Alumínio’s investment and guarantees of debt as of September 30, 2010.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2011. In the first quarter of 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,900 (R$4,900) and Alumínio’s share is approximately $730 (R$1,250). As of September 30, 2010, Alumínio has contributed approximately $630 (R$1,070) towards its commitment.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and is expected to be completed in 2010. Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $590 (R$1,000) and Alumínio’s share is approximately $210 (R$350). Through March 31, 2009, Alumínio contributed approximately $130 (R$220) towards its commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. Through September 30, 2010, Alumínio has contributed an additional $10 (R$17) towards its commitment. Separately, in May 2009, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $109 (R$186) and $89 (R$156) at September 30, 2010 and December 31, 2009, respectively. Alcoa’s maximum exposure to loss on this project is approximately $240 (R$410), which represents Alumínio’s investment and guarantee of debt as of September 30, 2010.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $125 (A$160), including less than $1 (A$1) in the 2010 third quarter and $8 (A$9) in the 2010 nine-month period, and committed to invest an additional $9 (A$10) to be paid as the pipeline expands through 2011 (Alcoa’s commitment was reduced by $11 (A$13) after a review of the estimated equity needs of the consortium in relation to the remaining expansion). In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $440 (A$460) as of September 30, 2010.

J. Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Equity (income) loss	$(2)	$(4)	$(10)	$18
Interest income	(5)	3	(14)	(11)
Foreign currency losses (gains), net	19	(20)	22	(66)
Net gain from asset sales	(8)	(87)	(8)	(104)
Other, net	39	(15)	58	(19)

	$43	$(123)	$48	$(182)

K. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Third quarter ended September 30, 2010
Sales:
Third-party sales	$717	$1,688	$1,645	$1,173	$5,223
Intersegment sales	506	589	46	—	1,141

Total sales	$1,223	$2,277	$1,691	$1,173	$6,364

Profit and loss:
Equity income	$1	$—	$—	$1	$2
Depreciation, depletion, and amortization	100	142	57	37	336
Income taxes	(22)	(3)	26	63	64
After-tax operating income (ATOI)	70	78	66	114	328

Third quarter ended September 30, 2009
Sales:
Third-party sales	$530	$1,362	$1,529	$1,128	$4,549
Intersegment sales	432	537	34	—	1,003

Total sales	$962	$1,899	$1,563	$1,128	$5,552

Profit and loss:
Equity income	$2	$—	$—	$1	$3
Depreciation, depletion, and amortization	81	143	60	41	325
Income taxes	13	(52)	17	33	11
ATOI	65	(8)	10	75	142

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Nine months ended September 30, 2010
Sales:
Third-party sales	$2,056	$5,100	$4,654	$3,369	$15,179
Intersegment sales	1,627	1,905	132	—	3,664

Total sales	$3,683	$7,005	$4,786	$3,369	$18,843

Profit and loss:
Equity income	$7	$1	$—	$2	$10
Depreciation, depletion, and amortization	299	431	173	116	1,019
Income taxes	46	15	72	142	275
ATOI	236	310	167	302	1,015

Nine months ended September 30, 2009
Sales:
Third-party sales	$1,401	$3,352	$4,466	$3,592	$12,811
Intersegment sales	1,122	1,279	83	—	2,484

Total sales	$2,523	$4,631	$4,549	$3,592	$15,295

Profit and loss:
Equity income (loss)	$5	$(26)	$—	$1	$(20)
Depreciation, depletion, and amortization	203	404	167	127	901
Income taxes	(9)	(318)	16	119	(192)
ATOI	93	(398)	(86)	258	(133)

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total segment ATOI	$328	$142	$1,015	$(133)
Unallocated amounts (net of tax):
Impact of LIFO	(2)	80	(19)	148
Interest income	3	(1)	9	8
Interest expense	(91)	(78)	(245)	(227)
Noncontrolling interests	(48)	(47)	(104)	(52)
Corporate expense	(71)	(71)	(197)	(212)
Restructuring and other charges	1	(3)	(142)	(105)
Discontinued operations	—	4	(8)	(155)
Other	(59)	51	(313)	(146)

Consolidated net income (loss) attributable to Alcoa	$61	$77	$(4)	$(874)

Items required to reconcile total segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

L. Preferred and Common Stock – On January 26, 2010, Alcoa contributed 44,313,146 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $13.54 per share (the closing price of Alcoa’s common stock on January 26, 2010), or $600 in the aggregate, and were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

estimated minimum required funding for 2011. On January 27, 2010, the 44,313,146 shares were registered under Alcoa’s current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of September 30, 2010, there were 1,141,387,994 common shares issued and 1,021,350,038 common shares outstanding.

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

The information used to compute basic and diluted EPS on income (loss) from continuing operations attributable to Alcoa common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations attributable to Alcoa common shareholders	$61	$73	$4	$(719)
Less: preferred stock dividends declared	1	1	2	2

Income (loss) from continuing operations available to common equity	60	72	2	(721)
Less: dividends and undistributed earnings allocated to participating securities	—	—	—	—

Income (loss) from continuing operations available to Alcoa common shareholders	$60	$72	$2	$(721)

Average shares outstanding – basic	1,021	974	1,017	922
Effect of dilutive securities:
Stock options	5	4	5	—
Stock and performance awards	1	—	1	—
Convertible notes	—	—	—	—

Average shares outstanding – diluted	1,027	978	1,023	922

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At September 30, 2010 and 2009, there were 5 million and 6 million such participating securities outstanding. None of the loss from continuing operations in the 2009 nine-month period was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees no longer have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At September 30, 2010, there were 3 million such awards outstanding.

In the 2010 third quarter and nine-month period and the 2009 third quarter, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive. In the 2009 nine-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes and 27 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the 2009 nine-month period, 63 million and 1 million potential shares of common stock related to the convertible notes and stock options, respectively, would have been included in diluted average shares outstanding.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Options to purchase 32 million and 39 million shares of common stock at a weighted average exercise price of $27.51 and $35.32 per share were outstanding as of September 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

N. Income Taxes – The effective tax rate for the third quarter of 2010 and 2009 was 81.7% (benefit on income) and 22.4% (benefit on income), respectively.

The rate for the 2010 third quarter differs by 116.7% from the U.S. federal statutory rate of 35% primarily due to a $41 discrete income tax benefit for the reversal of a valuation allowance as a result of previously restricted net operating losses of a foreign subsidiary now available, an $8 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation; and a $19 net discrete tax benefit for various other items.

The rate for the 2009 third quarter differs by 57.4% from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $12 income tax benefit related to the noncontrolling interests’ share of the gain associated with the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, an $8 discrete income tax benefit related to a change in the anticipated structure of the potential sale of the Global Foil business, and an $8 income tax benefit for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation.

The effective tax rate for the 2010 and 2009 nine-month periods was 46.0% (provision on income) and 39.6% (benefit on a loss), respectively.

The rate for the 2010 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D (see Note P) and a $19 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits), partially offset by the $41 discrete income tax benefit mentioned above, a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars, and a $9 net discrete income tax benefit for various other items.

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

O. Accounts Receivable Securitizations – On March 26, 2010, Alcoa terminated its accounts receivable securitization program, under which Alcoa sold a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash. Alcoa repaid the $250 upon termination. In light of the adoption of accounting changes related to the transfer of financial assets, had the securitization program not been terminated, it would have resulted in a $250 increase in both Receivables from customers and Short-term borrowings on the accompanying Consolidated Balance Sheet (see Note B).

Also on March 26, 2010, Alcoa entered into two arrangements with third parties to sell certain customer receivables outright without recourse. Under these agreements, $177 of receivables were sold for cash in March 2010. As of June 30, 2010, the collection of the $177 in sold receivables was completed. On September 30, 2010, Alcoa sold $100 of customer receivables for cash under these agreements. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

P. Pension Plans and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2010	2009	2010	2009
Service cost	$38	$34	$111	$104
Interest cost	170	170	510	507
Expected return on plan assets	(195)	(184)	(586)	(567)
Amortization of prior service cost	4	4	12	12
Recognized actuarial loss	46	27	135	83
Curtailments	—	—	—	4

Net periodic benefit cost	$63	$51	$182	$143

	Third quarter ended September 30,		Nine months ended September 30,
Postretirement benefits	2010	2009	2010	2009
Service cost	$5	$5	$15	$16
Interest cost	44	46	131	138
Expected return on plan assets	(2)	(3)	(5)	(9)
Amortization of prior service benefit	(4)	(2)	(11)	(8)
Recognized actuarial loss	8	10	24	31
Settlements	—	—	(3)	—
Curtailments	—	—	—	(1)

Net periodic benefit cost	$51	$56	$151	$167

On January 26, 2010, Alcoa contributed newly issued shares (see Note L) of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011.

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

Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. As a result, Alcoa recognized a noncash charge of $79 in the 2010 first quarter for the elimination of a related deferred tax asset to reflect the change in the tax treatment of the federal subsidy (see Note N).

On June 24, 2010, the United Steelworkers ratified a new four-year labor agreement covering approximately 5,400 employees at 11 U.S. locations; the previous labor agreement expired on May 31, 2010. In the 2010 second quarter, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $20 ($13 after-tax) in Cost of goods sold on the accompanying Statement of Consolidated Operations for strike preparation costs, a one-time signing bonus for employees, and an increase to pension net periodic benefit cost (see below). Additionally, as a result of the provisions of the new labor agreement, a plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 6.15% at December 31, 2009 to 5.95% at May 31, 2010. The plan remeasurement resulted in an increase to both Alcoa’s pension liability of $166 and the plan’s unrecognized net actuarial loss (included in other comprehensive loss) of $108 (after-tax). The plan remeasurement also resulted in an

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

increase to 2010 annual net periodic benefit cost of $9, of which $4 and $5 was recognized in the 2010 third quarter and nine-month period, respectively; the remainder will be recognized in the 2010 fourth quarter.

In the second quarter of 2010, Alcoa recorded a credit of $3 as a component of net periodic benefit cost for postretirement benefits due to lump sum benefit payments made to early settle a portion of the accumulated postretirement benefit obligation.

Q. Derivatives and Other Financial Instruments

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$51	$59
Energy contracts	—	7
Foreign exchange contracts	3	7
Interest rate contracts	28	34
Other noncurrent assets:
Aluminum contracts	27	22
Energy contracts	5	—
Foreign exchange contracts	1	5
Interest rate contracts	74	73

Total derivatives designated as hedging instruments	$189	$207

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$4	$6
Energy contracts	—	1
Other noncurrent assets:
Aluminum contracts	—	3

Total derivatives not designated as hedging instruments	$4	$10

Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$9	$22
Energy contracts	—	1
Interest rate contracts	17	19
Other noncurrent assets:
Interest rate contracts	12	18

Sub-total	$38	$60

Total Asset Derivatives	$155	$157

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

*	See the “Other” section within Note Q for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$78	$67
Energy contracts	8	—
Foreign exchange contracts	2	4
Other noncurrent liabilities and deferred credits:
Aluminum contracts	668	734

Total derivatives designated as hedging instruments	$756	$805

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$46	$42
Energy contracts	75	37
Other noncurrent liabilities and deferred credits:
Aluminum contracts	35	36
Embedded credit derivative	31	22
Energy contracts	—	24
Foreign exchange contracts	1	1

Total derivatives not designated as hedging instruments	$188	$162

Less margin posted:
Other current liabilities:
Aluminum contracts	$4	$4
Energy contracts	43	18
Other noncurrent liabilities and deferred credits:
Aluminum contracts	—	3
Energy contracts	—	12

Sub-total	$47	$37

Total Liability Derivatives	$897	$930

*	See the “Other” section within Note Q for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	September 30, 2010	December 31, 2009
Assets:
Level 1	$85	$110
Level 2	102	107
Level 3	6	—
Margin held*	(38)	(60)

Total	$155	$157

Liabilities:
Level 1	$43	$61
Level 2	78	75
Level 3	823	831
Margin posted*	(47)	(37)

Total	$897	$930

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. At December 31, 2009, margin held also represents cash collateral received related to energy contracts included in Level 1. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Third quarter ended September 30, 2010	Nine months ended September 30, 2010

Balance at beginning of period	$584	$831
Total gains or losses (realized and unrealized) included in:
Sales	(9)	(26)
Cost of goods sold	(4)	(15)
Other expenses (income), net	10	38
Other comprehensive income	236	(11)
Purchases, sales, issuances, and settlements	—	—
Transfers in and (or) out of Level 3*	—	—

Balance at end of period	$817	$817

Total (losses) or gains included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at September 30, 2010:
Sales	$—	$—
Cost of goods sold	—	—
Other expenses (income), net	11	36

*	There were no transfers in or out of Level 3 for the third quarter and nine months ended September 30, 2010.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $817 as of September 30, 2010. This loss is mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value. Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. In periods prior to January 1, 2010, unrealized gains and losses were included in Other comprehensive income; in periods subsequent to December 31, 2009, such changes were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.

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

Additionally, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Realized gains and losses for this embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Aluminum contracts	Sales	$101	$(127)	$7	$(166)
Interest rate contracts	Interest expense	43	17	79	43

Total		$144	$(110)	$86	$(123)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2010, Alcoa had 253 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2010 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2010, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,065 of debt through 2018. In the 2010 third quarter, Alcoa terminated all or a portion of various interest rate swaps with a notional amount of $825 in conjunction with the early retirement of the related debt (see Note H). At the time of termination, the swaps were in-the-money resulting in a gain of $28, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,		from Accumulated OCI into Earnings (Effective	Third quarter ended September 30,		Nine months ended September 30,		Portion and Amount Excluded from Effectiveness	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	Portion)	2010	2009	2010	2009	Testing)	2010	2009	2010	2009
Aluminum contracts	$(247)	$(145)	$(13)	$(204)	Sales	$(19)	$13	$(83)	$44	Other expenses (income), net	$(2)	$—	$1	$3
Aluminum contracts	—	—	—	12	Other expenses (income), net	—	—	—	47	Other expenses (income), net	—	—	—	—
Energy contracts	1	12	(12)	(22)	Cost of goods sold	(7)	(9)	(18)	(30)	Other expenses (income), net	—	—	—	—
Energy contracts	(6)	—	(7)	—	Other expenses (income), net	—	—	—	—	Other expenses (income), net	—	—	—	—
Foreign exchange contracts	4	15	(3)	16	Sales	(2)	—	(6)	—	Other expenses (income), net	—	—	—	—

Total	$(248)	$(118)	$(35)	$(198)		$(28)	$4	$(107)	$61		$(2)	$—	$1	$3

*	Assuming market rates remain constant with the rates at September 30, 2010, a loss of $135 is expected to be recognized in earnings over the next 12 months.
**	For the third quarter ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, the amount of gain or (loss) recognized in earnings related to the ineffective portion of the hedging relationships.

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

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30,	December 31,
	2010	2009
Aluminum contracts (kmt)	1,428	1,917
Energy contracts:
Electricity (megawatt hours)	100,578,295	—
Natural gas (million British thermal units)	3,390,000	13,560,000
Fuel oil (metric tons)	79,147	307,143
Foreign exchange contracts	$58	$158

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Aluminum contracts	Sales	$7	$4	$3	$(13)
Aluminum contracts	Other expenses (income), net	(33)	(14)	(18)	(13)
Embedded credit derivative	Other expenses (income), net	1	9	(8)	(6)
Energy contracts	Other expenses (income), net	(12)	—	(31)	—
Foreign exchange contracts	Other expenses (income), net	2	—	1	2

Total		$(35)	$(1)	$(53)	$(30)

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

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)—(Continued)

(dollars in millions, except per-share amounts)

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$843	$843	$1,481	$1,481
Restricted cash	1	1	8	8
Noncurrent receivables	27	27	24	24
Available-for-sale securities	92	92	105	105
Short-term borrowings	119	119	176	176
Long-term debt due within one year	200	200	669	669
Long-term debt, less amount due within one year	8,990	9,798	8,974	9,885

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

Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt.

R. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2010, and the related statements of consolidated operations, changes in consolidated equity, and consolidated comprehensive (loss) income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, and the statement of consolidated cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 21, 2010

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the 1933 Act and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$5,287	$4,615	$15,361	$13,006

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$61	$73	$4	$(719)
Income (loss) from discontinued operations	—	4	(8)	(155)

Net income (loss)	$61	$77	$(4)	$(874)

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income (loss) from continuing operations	$0.06	$0.07	$—	$(0.78)
Diluted – Net income (loss)	0.06	0.08	(0.01)	(0.95)

Shipments of alumina (kmt)	2,423	2,191	6,813	5,939
Shipments of aluminum products (kmt)	1,223	1,230	3,539	3,693

Alcoa’s average realized price per metric ton of aluminum	$2,261	$1,972	$2,300	$1,735

Income from continuing operations attributable to Alcoa was $61, or $0.06 per diluted share, in the 2010 third quarter compared with $73, or $0.07 per share, in the 2009 third quarter. The decline of $12 was primarily the result of the following: higher energy costs, unfavorable changes in LIFO inventories, net unfavorable foreign currency movements, additional depreciation charges and operating costs for growth projects placed in service, and the absence of a gain on the acquisition of bauxite and refinery interests, mostly offset by continued increases in realized prices for alumina and aluminum, ongoing costs savings and productivity improvements across all businesses and a net discrete income tax benefit.

Income from continuing operations attributable to Alcoa was $4 in the 2010 nine-month period compared with a Loss from continuing operations attributable to Alcoa of $719 in the 2009 nine-month period. The improvement of $723 was principally due to the following: continued increases in realized prices for alumina and aluminum, ongoing costs savings and productivity improvements across all businesses, and the absence of a loss on the sale of an equity investment, partially offset by higher energy costs, net unfavorable foreign currency movements, additional depreciation charges and operating costs for growth projects placed in service, unfavorable changes in LIFO inventories, the absence of gains on the exchange of equity interests and on the acquisition of bauxite and refinery interests, and a net discrete income charge.

Net income attributable to Alcoa for the 2010 third quarter was $61, or $0.06 per share, compared with $77, or $0.08 per share, for the same period in 2009, and Net loss attributable to Alcoa for the 2010 nine-month period was $4, or $0.01 per share, compared with $874, or $0.95 per share, for the corresponding period in 2009. Net loss in the 2010 nine-month period included a loss from discontinued operations of $8, composed of an additional loss of $2 related to the electronics portion of the Electrical and Electronic Solutions (EES) business (divested in December 2009) for the settling of working capital, which was not included in the divestiture transaction, and an additional loss of $6 related to the wire harness and electrical portion of the EES business (divested in June 2009) as a result of a contract settlement with a former customer of this business. Net income in the 2009 third quarter included income from discontinued operations of $4, composed of the breakeven operational results of the electronics portion of the EES business and a $4 income tax benefit related to the divestiture of the wire harness and electrical portion of the EES business. In the 2010 nine-month period, Net loss included a loss from discontinued operations of $155, composed of a $116 loss on the divestiture of the wire harness and electrical portion of the EES business and the remainder was the operational results of the EES business.

Sales for the 2010 third quarter and nine-month period increased $672, or 15%, and $2,355, or 18%, respectively, compared with the same periods in 2009. The improvement in both periods was mainly driven by a continued rise in realized prices for alumina and aluminum, as a result of significantly higher London Metal Exchange (LME) prices, and stronger volumes for alumina and most of the businesses in the downstream segments, slightly offset by the absence of sales from divested businesses (Transportation Products Europe and most of Global Foil). In the 2010 third quarter, unfavorable foreign currency movements due to a weak Euro was also an offset to the increase in sales. In the 2010 nine-month period, sales from the smelters in Norway (acquired on March 31, 2009) also contributed positively to the increase, while unfavorable mix in the downstream segments slightly offset the improvement.

Cost of goods sold (COGS) as a percentage of Sales was 83.5% in the 2010 third quarter and 82.3% in the 2010 nine-month period compared with 84.2% in the 2009 third quarter and 92.2% in the 2009 nine-month period. In both periods, the percentage was positively impacted by the continued significant rise in realized prices for alumina and aluminum and cost savings and productivity improvements across all businesses. These positive impacts were mostly offset in the third quarter comparison and partially offset in the nine-month period comparison by increases in energy costs; unfavorable LIFO adjustments, as a result of the considerable rise in LME prices, and the absence of a reduction in LIFO inventory quantities; and higher operating costs for growth projects placed in service. The percentage change was also negatively impacted by net unfavorable foreign currency movements due to a weaker U.S. dollar in the 2010 nine-month period.

Selling, general administrative, and other expenses (SG&A) decreased $2 and $39 in the 2010 third quarter and nine-month period, respectively, compared with the corresponding periods in 2009. The decline in both periods was primarily driven by lower deferred compensation, as a result of declining plan performance; continued reductions in expenses for contractors and consultants; and a decrease in bad debt expense, partially due to a lower allowance for doubtful accounts. In the 2010 third quarter, these expense reductions were mostly offset by higher stock compensation expense. An increase in labor costs (principally due to higher annual incentive and performance compensation) and higher stock compensation expense somewhat offset the aforementioned expense reductions in the 2010 nine-month period. SG&A as a percentage of Sales declined from 5.1% in the 2009 third quarter to 4.4% in the 2010 third quarter, and from 5.5% in the 2009 nine-month period to 4.4% in the 2010 nine-month period.

The Provision for depreciation, depletion, and amortization (DD&A) increased $16, or 5%, in the 2010 third quarter and $137, or 15%, in the 2010 nine-month period compared to the same periods in 2009. In both periods, the increase in DD&A was mostly due to the assets placed into service during the second half of 2009 related to the Juruti bauxite mine development and São Luís refinery expansion in Brazil. In the 2010 nine-month period, the smelters in Norway (acquired on March 31, 2009), the new Bohai (China) flat-rolled product facility, and a high-quality coated sheet line at the Samara (Russia) facility also contributed to the increase in DD&A.

Restructuring and other charges were $2 (a credit of $1 after-tax and noncontrolling interests) and $219 ($138 after-tax and noncontrolling interests) in the 2010 third quarter and nine-month period, respectively.

In the 2010 third quarter, Restructuring and other charges included $3 ($2 after-tax and noncontrolling interests) for the layoff of approximately 30 employees (20 in the Primary Metals segment and 10 in Corporate); $8 ($5 after-tax) in net charges related to divested and to be divested businesses (Global Foil, Packaging and Consumer, and Transportation Products Europe) for, among other items, working capital adjustments and a tax indemnification; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs; and $10 ($9 after-tax) for the reversal of prior periods’ layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement.

In the 2010 nine-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $39 ($26 after-tax and noncontrolling interests) for the layoff of approximately 830 employees (625 in the Engineered Products and Solutions segment; 80 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 90 in Corporate); $22 ($14 after-tax) in net charges related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $9 ($7 after-tax) for various other exit costs; and $25 ($19 after-tax) for the reversal of prior periods’ layoff reserves.

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

Restructuring and other charges were $17 ($1 after-tax and noncontrolling interests) and $168 ($103 after-tax and noncontrolling interests) in the 2010 third quarter and nine-month period, respectively.

In the 2009 third quarter, Restructuring and other charges included $11 ($5 after-tax and noncontrolling interests) for the layoff of approximately 140 employees (80 in the Primary Metals segment and 60 in the Engineered Products and Solutions segment) to continue to address the impact of the then global economic downturn on Alcoa’s businesses; $18 ($5 after-tax (includes a discrete income tax benefit of $8 related to a change in the anticipated structure of the potential sale of the Global Foil business)) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; and a $12 ($9 after-tax and noncontrolling interests) net credit associated with previously approved restructuring programs.

In the 2009 nine-month period, Restructuring and other charges included $101 ($67 after-tax and noncontrolling interests) for the layoff of approximately 4,200 employees (2,250 in the Engineered Products and Solutions segment; 1,380 in the Flat-Rolled Products segment; 300 in the Primary Metals segment; 120 in the Alumina segment; and 150 in Corporate) to continue to address the impact of the then global economic downturn on Alcoa’s businesses; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale mainly due to unfavorable foreign currency movements and a change in the estimated fair value of the Global Foil business; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions. The remaining amount in the 2009 nine-month period was a net credit associated with previously approved restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine-months ended September 30,
	2010	2009	2010	2009
Alumina	$—	$—	$13	$3
Primary Metals	(7)	5	145	21
Flat-Rolled Products	—	(3)	(7)	34
Engineered Products and Solutions	—	1	22	36

Segment total	(7)	3	173	94
Corporate	9	14	46	74

Total restructuring and other charges	$2	$17	$219	$168

As of September 30, 2010, approximately 480 of the 830 employees associated with 2010 restructuring programs and approximately 5,400 of the 6,000 employees associated with 2009 restructuring programs were terminated, while the terminations associated with 2008 restructuring programs were essentially complete. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2010. The total number of employees associated with 2009 restructuring programs was updated to reflect changes in plans (e.g., the previously mentioned new power agreement at the Portovesme smelter in Italy), natural attrition, and other factors. In the 2010 third quarter and nine-month period, cash payments of $12 and $16, respectively, were made against the layoff reserves related to the 2010 restructuring programs, $4 and $54, respectively, were made against the layoff reserves related to the 2009 restructuring programs, and $2 and $12, respectively, were made against the layoff reserves related to the 2008 restructuring programs.

Interest expense rose $19, or 16%, and $27, or 8%, in the 2010 third quarter and nine-month period, respectively, compared to the corresponding periods in 2009. The increase in both periods was primarily due to an $18 (quarter) and $68 (nine months) decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service during the second half of 2009; and a $14 net charge related to the early retirement of various outstanding notes ($42 in purchase premiums paid partially offset by a $28 gain for in-the-money interest rate swaps); mostly offset by a 6% (quarter) and 7% (nine months) lower average debt level; and lower amortization expense of financing costs, principally related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility. A lower weighted-average interest rate of Alcoa’s debt portfolio also contributed to the offset in the 2010 third quarter.

Other expenses, net increased $166 in the 2010 third quarter and $230 in the 2010 nine-month period compared with the same periods in 2009. In the 2010 third quarter, the increase was mainly the result of the absence of an $89 gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, a net unfavorable change of $37 in mark-to-market derivative contracts, and net foreign currency losses. In the 2010 nine-month period, the increase was primarily due to the absence of a $188 gain on the Elkem/Sapa AB exchange transaction, the previously mentioned $89 gain, and a $22 gain on the sale of property in Vancouver, WA; net foreign currency losses; a net unfavorable change of $39 in mark-to-market derivative contracts; and a decline in the cash surrender value of company-owned life insurance; partially offset by the absence of both a $182 realized loss on the sale of the Shining Prospect investment and an equity loss related to Alcoa’s former 50% equity stake in Elkem.

The effective tax rate for the third quarter of 2010 and 2009 was 81.7% (benefit on income) and 22.4% (benefit on income), respectively.

The rate for the 2010 third quarter differs by 116.7% from the U.S. federal statutory rate of 35% primarily due to a $41 discrete income tax benefit for the reversal of a valuation allowance as a result of previously restricted net operating losses of a foreign subsidiary now available, an $8 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation; and a $19 net discrete tax benefit for various other items.

The rate for the 2009 third quarter differs by 57.4% from the U.S. federal statutory rate of 35% primarily due to lower tax rates in foreign jurisdictions, a $12 income tax benefit related to the noncontrolling interests’ share of the gain associated with the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, an $8 discrete income tax benefit related to a change in the anticipated structure of the potential sale of the Global Foil business, and an $8 income tax benefit for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation.

The effective tax rate for the 2010 and 2009 nine-month periods was 46.0% (provision on income) and 39.6% (benefit on a loss), respectively.

The rate for the 2010 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D and a $19 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits), partially offset by the $41 discrete income tax benefit mentioned above, a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars, and a $9 net discrete income tax benefit for various other items.

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

Net income attributable to noncontrolling interests for the 2010 third quarter and nine-month period increased $1 and $52, respectively, compared with the corresponding periods in 2009. The increase was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. In both periods, the improved earnings at AWAC were mainly driven by a continued rise in realized prices and a favorable impact for a tax rate change related to a foreign subsidiary, mostly offset in the third quarter comparison and partially offset in the nine-month period comparison by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009, and the absence of a gain recognized on the acquisition of a BHP Billiton subsidiary in the Republic of Suriname.

Segment Information

I. Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Alumina production (kmt)	4,047	3,614	11,803	10,368
Third-party alumina shipments (kmt)	2,423	2,191	6,813	5,939

Third-party sales	$717	$530	$2,056	$1,401
Intersegment sales	506	432	1,627	1,122

Total sales	$1,223	$962	$3,683	$2,523

After-tax operating income (ATOI)	$70	$65	$236	$93

Alumina production increased 12% and 14% in the 2010 third quarter and nine-month period, respectively, compared with the corresponding periods in 2009. The increase in both periods was mainly driven by the Point Comfort, TX refinery as most of the 1,500 kmt-per-year curtailment initiated between the fourth quarter of 2008 and the first quarter of 2009 has been restored. In addition, production in both periods included the continued ramp-up of the São Luís, Brazil refinery expansion, which began in late 2009 (the Alumina segment’s share is approximately 1,100 kmt-per-year) and the 45% interest in the Suralco (Suriname) refinery acquired in the 2009 third quarter.

Third-party sales for the Alumina segment rose 35% in the 2010 third quarter and 47% in the 2010 nine-month period compared with the same periods in 2009. In both periods, the improvement was primarily due to a 25% (quarter) and 38% (nine months) increase in realized prices, driven by significantly higher LME prices, coupled with an 11% (quarter) and 15% (nine months) increase in volumes.

Intersegment sales increased 17% and 45% in the 2010 third quarter and nine-month period, respectively, compared to the corresponding periods in 2009, mostly due to higher realized prices and an increase in demand from the Primary Metals segment.

ATOI for this segment improved $5 in the 2010 third quarter and $143 in the 2010 nine-month period compared to the same periods in 2009. The increase in both periods was primarily the result of the significant increase in realized prices, continued benefits of cost savings initiatives, particularly lower caustic costs, and a favorable impact for a tax rate change related to a foreign subsidiary. These positive impacts were mostly offset in the third quarter comparison and partially offset in the nine-month period comparison by net unfavorable foreign currency movements due to a weaker U.S. dollar; higher depreciation expense and operating costs (includes the impact of a failure of a ship unloader) associated with the start-up of the Juruti bauxite mine and the São Luís refinery expansion, both of which began in the second half of 2009; the absence of a $58 gain recognized on the acquisition of BHP Billiton’s interest in Suralco; and continued higher fuel oil costs.

In the fourth quarter of 2010, alumina pricing will continue to follow a two-month lag on LME and refinery production is expected to increase by another 150 kmt, primarily due to the ongoing ramp-up at São Luís. Positive results from cost savings initiatives are expected to continue.

II. Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Aluminum production (kmt)	891	881	2,673	2,667
Third-party aluminum shipments (kmt)	708	698	2,102	2,160

Alcoa’s average realized price per metric ton of aluminum	$2,261	$1,972	$2,300	$1,735

Third-party sales	$1,688	$1,362	$5,100	$3,352
Intersegment sales	589	537	1,905	1,279

Total sales	$2,277	$1,899	$7,005	$4,631

ATOI	$78	$(8)	$310	$(398)

At September 30, 2010, Alcoa had 878 kmt of idle capacity on a base capacity of 4,518 kmt. In the 2010 third quarter, idle capacity decreased 13 kmt compared to June 30, 2010 due to the restart of previously curtailed production capacity at various smelters. In June 2010, Alcoa halted production at the Avilés smelter (93 kmt-per-year) in Spain due to torrential flooding. None of the Avilés capacity is included in the amount of idle capacity at September 30, 2010. Production was restarted in the 2010 third quarter and it is anticipated that the smelter will be at full operating rate by the end of the 2010 fourth quarter.

Aluminum production was up 1% in the 2010 third quarter and flat in the 2010 nine-month period compared with the corresponding periods in 2009. The improvement in the 2010 third quarter was primarily due to increases at virtually every smelter, mostly offset by the curtailment of the Fusina smelter in Italy (44 kmt-per-year, curtailed during the 2010 second quarter) and the halted production at the Avilés smelter. In the comparison of the nine-month periods, production increased due to the smelters located in Norway (282 kmt-per-year, acquired on March 31, 2009), as well as increases at a number of other smelters, but was offset by the curtailments of the smelters in Tennessee (215 kmt-per-year, curtailed during the 2009 first quarter), Massena East, NY (125 kmt-per-year, curtailed during the 2009 second quarter), and Fusina and the halted production at the Avilés smelter.

Third-party sales for the Primary Metals segment improved 24% in the 2010 third quarter and 52% in the 2010 nine-month period compared with the same periods in 2009. The increase in both periods was mostly the result of a 15% (quarter) and 33% (nine months) rise in realized prices, driven by 15% (quarter) and 36% (nine months) higher LME prices. The acquisition of the smelters located in Norway also contributed to the improvement in the 2010 nine-month period.

Intersegment sales increased 10% and 49% in the 2010 third quarter and nine-month period, respectively, compared to the corresponding periods in 2009, mainly as a result of an increase in realized prices, driven by the higher LME.

ATOI for this segment improved $86 in the 2010 third quarter and $708 in 2010 nine-month period compared to the same periods in 2009. In both periods, the increase was primarily due to the continued rebound in realized prices, partially offset in the quarter and somewhat offset in the nine months by much higher alumina and energy prices and the negative impact of halted production at Avilés. In the 2010 nine-month period, continued benefits from cost savings initiatives, particularly coke and pitch, also had a positive impact while the absence of a gain related to Alcoa’s acquisition of the other 50% of the smelters in Norway ($112) and net unfavorable foreign currency movements due to a weaker U.S. dollar had a negative impact on ATOI.

In the fourth quarter of 2010, aluminum pricing is expected to continue to follow a 15-day lag on LME and production is expected to increase by 25 kmt as Avilés ramps up. Additionally, it is anticipated that productivity improvements will continue to benefit results while carbon costs are expected to increase.

III. Flat-Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Third-party aluminum shipments (kmt)	448	476	1,247	1,366

Third-party sales	$1,645	$1,529	$4,654	$4,466
Intersegment sales	46	34	132	83

Total sales	$1,691	$1,563	$4,786	$4,549

ATOI	$66	$10	$167	$(86)

In September 2010, the hot mill in Tennessee was shut down as a result of a fire. Customer commitments were substantially met with inventory on hand and additional volumes generated from the Warrick facility in Indiana. It is expected that the Tennessee hot mill will return to full operation during the 2010 fourth quarter. In the 2010 third quarter, ATOI was negatively impacted by $3 mainly for costs to repair the hot mill.

Third-party sales for the Flat-Rolled Products segment increased 8% and 4% in the 2010 third quarter and nine-month period, respectively, compared with the corresponding periods in 2009. The improvement in both periods was principally the result of better pricing and higher volumes in most key end markets, partially offset by lower volumes in the segment’s can sheet business, largely due to a 2010 first quarter decision to curtail sales to a North American customer, and the absence of sales from two foil plants (Spain and China), which were divested in late 2009. Favorable mix and unfavorable foreign currency movements due to a weaker euro also impacted the third quarter comparison while unfavorable mix and favorable foreign currency movements due to a stronger Australian dollar also impacted the nine-month period comparison.

ATOI for this segment increased $56 in the 2010 third quarter and $253 in the 2010 nine-month period compared to the same periods in 2009. In both periods, the improvement in profitability was primarily driven by favorable pricing and increased productivity across all businesses due to cost savings initiatives.

In the fourth quarter of 2010, continued strong demand is expected in most regions, which will be partially offset by normal seasonal volume declines in the can sheet business. Continued benefits from cost savings initiatives are anticipated while higher energy costs are expected.

IV. Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Third-party aluminum shipments (kmt)	51	43	147	134

Third-party sales	$1,173	$1,128	$3,369	$3,592

ATOI	$114	$75	$302	$258

On July 30, 2010, Alcoa completed an acquisition of the commercial building and construction business of a privately-held company, Traco, for $77. This business, located in Cranberry, Pennsylvania, employing 650 people, is a premier manufacturer of windows and doors for the commercial building and construction market and generated sales of approximately $100 in 2009. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of the end of July 2010 and this business’ results of operations were included in this segment since the beginning of August 2010.

Third-party sales for the Engineered Products and Solutions segment improved 4% in the 2010 third quarter and declined 6% in the 2010 nine-month period compared with the corresponding periods in 2009. In the 2010 third quarter, the increase was mostly due to higher volumes across all businesses and sales from the newly acquired business mentioned above, partially offset by unfavorable foreign currency movements and the absence of sales related to the divestiture of the Transportation Products Europe business. In the 2010 nine-month period, the decrease was principally driven by unfavorable pricing and mix, unfavorable foreign currency movements, the absence of sales related to the divestiture of the Transportation Products Europe business, and lower volumes for the fasteners and power and propulsion businesses, partially offset by higher volumes in the wheels and forgings businesses and sales from the newly acquired business mentioned above.

ATOI for this segment improved 52% in the 2010 third quarter and 17% in the 2010 nine-month period compared to the same periods in 2009. In both periods, the increase was mainly the result of productivity improvements and cost reduction initiatives across all businesses, partially offset by unfavorable pricing and mix. Volume increases for all businesses were also a positive contributor to ATOI in the 2010 third quarter while overall declines in volumes negatively impacted ATOI in the 2010 nine-month period.

In the fourth quarter of 2010, continued benefits from cost savings initiatives are anticipated while seasonal customer year-end shutdowns are expected.

Reconciliation of ATOI to Consolidated Net Income (Loss) Attributable to Alcoa

Items required to reconcile total segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting; interest income and expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency translation gains/losses.

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total segment ATOI	$328	$142	$1,015	$(133)
Unallocated amounts (net of tax):
Impact of LIFO	(2)	80	(19)	148
Interest income	3	(1)	9	8
Interest expense	(91)	(78)	(245)	(227)
Noncontrolling interests	(48)	(47)	(104)	(52)
Corporate expense	(71)	(71)	(197)	(212)
Restructuring and other charges	1	(3)	(142)	(105)
Discontinued operations	—	4	(8)	(155)
Other	(59)	51	(313)	(146)

Consolidated net income (loss) attributable to Alcoa	$61	$77	$(4)	$(874)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2010 third quarter and nine-month period compared with the corresponding periods in 2009 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO due to higher prices for alumina and metal, both of which were driven by a significant rise in LME prices, and the absence of a reduction in LIFO inventory quantities;

•

an increase in Interest expense, primarily due to a decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service during the second half of 2009; and a $9 net charge related to the early retirement of various outstanding notes ($27 in purchase premiums paid partially offset by an $18 gain for in-the-money interest rate swaps); mostly offset by a 6% (quarter) and 7% (nine months) lower average debt level; and lower amortization expense of financing costs, principally related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility; a lower weighted-average interest rate of Alcoa’s debt portfolio also contributed to the offset in the third quarter comparison;

•

an increase in Noncontrolling interests, in the 2010 nine-month period, mainly due to higher earnings at AWAC, primarily driven by a continued rise in realized prices and a favorable impact for a tax rate change related to a foreign subsidiary, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009, and the absence of a gain recognized on the acquisition of a BHP Billiton subsidiary in the Republic of Suriname;

•

an increase in Restructuring and other charges, in the 2010 nine-month period, mainly due to asset impairments and other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations, somewhat offset by lower layoff charges;

•

a change in Discontinued operations, in the 2010 nine-month period, mostly the result of the absence of both a $116 loss on the divestiture of the wire harness and electrical portion of the EES business (June 2009) and the operational results of the EES business; and

•

a change in Other, mainly due to net foreign currency losses, a net income tax charge (includes discrete tax items) related to the difference in the consolidated effective tax rate and the estimated tax rates applicable to the segments, unfavorable changes in mark-to-market derivative contracts, and a decline in the cash surrender value of company-owned life insurance; the absence of both a $21 favorable adjustment for the finalization of the estimated fair value of the former Sapa AB joint venture and a $118 realized loss on the sale of the former Shining Prospect investment were also factors in the change in the nine-month period comparison.

Environmental Matters

See the Environmental Matters section of Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $891 in the 2010 nine-month period compared with $241 in the same period of 2009. The increase of $650 was principally due to significantly better operating results and a change of $167 in noncurrent assets, partially offset by a $657 cash outflow associated with working capital. The change in noncurrent assets was mostly driven by a much lower value-added tax receivable in Brazil due to the completion of the bauxite mine development and alumina refining expansion growth projects. The major components of the change in working capital were as follows: a $930 increase in receivables, primarily as a result of higher sales in three of the four reportable segments and a significant rise in LME prices; a $1,147 increase in inventories, mostly due to a build-up of levels to meet anticipated demand and higher input costs; a $752 increase in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; and a $682 increase in taxes, including income taxes, mainly due to a $310 receivable recorded in the 2009 nine-month period and the receipt of $347 in the 2010 nine-month period, both related to a federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

Financing Activities

Cash used for financing activities was $751 in the 2010 nine-month period, a decrease of $998 compared with cash provided from financing activities of $247 in the corresponding period of 2009.

The use of cash in the 2010 nine-month period was primarily due to $1,587 in payments on long-term debt, mostly related to $511 for the repayment of 7.375% Notes due 2010 as scheduled, $825 for the early retirement of all of the 6.50% Notes due 2011 and a portion of the 6.00% Notes due 2012 and 5.375% Notes due 2013, and $230 related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; $94 in dividends paid to shareholders; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary that were held by Alcoa’s former partner in a special purpose vehicle, which holds an interest in the joint venture in Saudi Arabia; a change of $57 in short-term borrowings; and net cash paid to noncontrolling interests of $33, all of which relates to Alumina Limited’s share of AWAC; partially offset by $1,082 in additions to long-term debt, $998 for the issuance of 6.150% Notes due 2020 and $74 related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil.

In the 2009 nine-month period, the source of cash was primarily due to $1,043 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of convertible notes and $439 in borrowings under the loans that support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; net proceeds of $876 from the issuance of 172.5 million shares of common stock; and net cash received from noncontrolling interests of $234, principally related to Alumina Limited’s share of AWAC; mostly offset by a $1,535 decrease in outstanding commercial paper due to the tightening in the credit markets and a reduction in market availability as a result of the change in Alcoa’s credit ratings during the 2009 first quarter; $198 in dividends paid to shareholders; and a $125 net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s former $1,900 364-day senior unsecured revolving credit facility within the 2009 first quarter and $255 in new loans to support Alcoa Alumínio’s export operations was repaid and re-borrowed within the 2009 nine-month period).

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

Investing Activities

Cash used for investing activities was $798 in the 2010 nine-month period compared with $221 in the 2009 nine-month period, resulting in an increase in cash used of $577.

In the 2010 nine-month period, the use of cash was mainly due to $650 in capital expenditures, 54% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; $224 in additions to investments, mostly for the purchase of $122 in available-for-sale securities held by Alcoa’s captive insurance company and contributions of $75 related to the joint venture in Saudi Arabia; and $72 for acquisitions, principally related to the purchase of a new building and construction systems business; slightly offset by $138 in sales of investments, virtually all of which related to the sale of available-for-sale securities held by Alcoa’s captive insurance company.

The use of cash in the 2009 nine-month period was mainly due to $1,259 in capital expenditures, 71% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; and a net cash outflow of $73 for the divestiture of assets and businesses, including a cash outflow of $193 for the EES business and cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA; mostly offset by $1,026 from sales of investments, primarily related to the receipt of $1,021 for the sale of the Shining Prospect investment; and a net cash inflow of $112 from acquisitions, mainly due to $97 from the acquisition of a BHP Billiton subsidiary in the Republic of Suriname.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth, aluminum end market demand or other trend projections, anticipated financial results or operating performance, anticipated achievement of 2010 cash sustainability targets, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products; (b) unfavorable changes in general business and economic conditions, in the global financial markets, or in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, and industrial gas turbine; (c) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, and euro; (d) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (e) increases in the costs of other raw materials, including caustic soda or carbon products; (f) Alcoa’s inability to achieve the level of cash generation, cost savings, improvement in profitability and margins, or strengthening of operations anticipated from its cash sustainability, productivity improvement, and other initiatives; (g) Alcoa’s inability to realize expected benefits from newly constructed, expanded or acquired facilities or from international joint ventures as planned and by targeted completion dates, including the joint venture in Saudi Arabia or the upstream operations in Brazil; (h) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies; (i) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (j) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (k) changes in tax rates or benefits; and (l) the other risk factors summarized in Alcoa’s Form 10-K, Part I, Item 1A, for the year ended December 31, 2009 and the following sections of this report: Note I and the Derivatives section of Note Q to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, on September 26, 2003, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation (Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposes a penalty of $265,128. In addition, EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. On April 25, 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaints and moved the case to the penalty phase. The Court rejected Howmet’s interlocutory appeal of this decision on May 16, 2005. On September 2, 2005, EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld and Howmet appealed the administrative Court’s decision to the Environmental Appeals Board on September 28, 2005. On May 24, 2007, the Environmental Appeals Board upheld the administrative Court’s liability finding against Howmet and assessed the parties’ stipulated penalty of $309,091. On July 23, 2007, Howmet appealed the Environmental Appeals Board decision to the United States District Court for the District of Columbia. On September 23, 2009, the United States District Court for the District of Columbia denied Howmet’s appeal and ordered Howmet to pay the EPA a penalty of $309,091. Howmet appealed the United States District Court’s decision to the United States Court of Appeals for the District of Columbia on November 23, 2009. On August 6, 2010, the United States Court of Appeals for the District of Columbia denied Howmet’s appeal. Howmet did not appeal the August 6, 2010 decision, and, therefore, expects to pay the $309,091 penalty.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al, Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim. Trial is presently expected to occur in 2011.

Also as previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87C01-0601-PL-499, forty-one plaintiffs sued Alcoa Inc. and a subsidiary, asserting claims similar to the Musgrave matter, discussed above. In November 2007, Alcoa Inc. and its subsidiary filed motions to dismiss both the Musgrave and Barnett cases. In October 2008, the Warrick County Circuit Court granted Alcoa’s motions to dismiss, dismissing all claims arising out of alleged occupational exposure to wastes at the Squaw Creek Mine, but in November 2008, the trial court clarified its ruling, indicating that the order does not dispose of plaintiffs’ personal injury claims based upon alleged “recreational” or non-occupational exposure. The parties have each requested that the court certify an interlocutory appeal from the court’s rulings and the court indicated that it will grant the parties’ request. Plaintiffs also filed a “second amended complaint” in response to the court’s orders granting Alcoa’s motions to dismiss. The trial court is likely to stay any further proceedings regarding the second amended complaint while the parties pursue an interlocutory appeal to the Indiana Court of Appeals. On July 7, 2010, the court granted the parties’ joint motions for a general continuance of trial settings. Discovery in these cases is ongoing. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on December 8, 2008, Alcoa of Australia Limited (AofA) received a notice of prosecution in connection with a dust event that allegedly occurred on May 14, 2006 near AofA’s Wagerup alumina refinery’s residue storage areas. The prosecution was purported to be undertaken pursuant to section 49(2) of the Environmental Protection Act 1986 (Western Australia) (the “Act”) which provides that a person who, with criminal negligence, causes or allows pollution to be caused, commits an offense. The maximum potential penalty under the original charge was $1,000,000 (AUD). On July 23, 2009, AofA entered a plea of “not guilty” to the charge of causing pollution with criminal negligence. Subsequently, on November 24, 2009, the government amended the charge to remove the allegations of criminal negligence and instead alleged that Alcoa “allowed pollution to be caused” in violation of section

49(3) of the Act. The maximum potential penalty under the amended charge was $500,000 (AUD). Alcoa maintained its plea of “not guilty” to the amended charge. On August 24, 2010, the government withdrew the charge alleging AofA “allowed pollution to be caused” and replaced it with a charge that AofA breached condition A4 of the Wagerup alumina refinery’s environmental license contrary to section 58(1) of the Act. The maximum penalty of the new charge was $125,000 (AUD). AofA pleaded guilty to the new charge and was fined $45,000 (AUD) by the Court on September 15, 2010 and ordered to pay $5,000 (AUD) in costs.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 million will be required during 2010 or 2011. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice; a judgment by that Court is expected late in 2010 or early in 2011.

Separately, on November 29, 2006, Alcoa filed an appeal before the European Court of First Instance seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court (formerly the European Court of First Instance) denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the May 29, 2009 appeal was held on June 24, 2010 and a decision from the Court of Justice is expected in 2011.

As previously reported, in January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened their investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be in the range of $30 million to $100 million pretax (€20 million to €70 million). Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2010. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2010	—	—	—	115,800,571
February 1 - February 28, 2010	—	—	—	115,800,571
March 1 - March 31, 2010	—	—	—	115,800,571

Total for quarter ended March 31, 2010	—	—	—	115,800,571

April 1 - April 30, 2010	—	—	—	115,800,571
May 1 - May 31, 2010	—	—	—	115,800,571
June 1 - June 30, 2010	—	—	—	115,800,571

Total for quarter ended June 30, 2010	—	—	—	115,800,571

July 1 - July 31, 2010	—	—	—	115,800,571
August 1 - August 31, 2010	—	—	—	115,800,571
September 1 - September 30, 2010	—	—	—	115,800,571

Total for quarter ended September 30, 2010	—	—	—	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.
(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorizes the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires on December 31, 2010. In October 2009, Alcoa elected to suspend share repurchases under this program to preserve liquidity in light of the then global economic downturn.

Item 6.	Exhibits.

4.	Form of 6.150% Notes due 2020, incorporated by reference to Exhibit 4 to the company’s Current Report on Form 8-K dated August 3, 2010

10(a).	Form of Executive Severance Agreement between the company and new officers entered into after July 22, 2010

10(b).	Description of Changes to Non-Employee Director Compensation and Stock Ownership Guidelines, effective January 1, 2011

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 21, 2010	By	/S/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 21, 2010	By	/S/ GRAEME BOTTGER
Date		Graeme Bottger
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.	Form of 6.150% Notes due 2020, incorporated by reference to Exhibit 4 to the company’s Current Report on Form 8-K dated August 3, 2010

10(a).	Form of Executive Severance Agreement between the company and new officers entered into after July 22, 2010

10(b).	Description of Changes to Non-Employee Director Compensation and Stock Ownership Guidelines, effective January 1, 2011

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document