Form 10-K
period 2010-12-31
ALCOA INC
filed 2011-02-17
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York 10022-4608

(Address of principal executive offices)     (Zip code)

Registrant’s telephone numbers:

Investor Relations-----------— (212) 836-2674

Office of the Secretary------—(212) 836-2732

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10 billion. As of February 14, 2011, there were 1,062,689,340 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

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

Overview

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent more than 80% of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, and industrial applications.

Alcoa is a global company operating in 31 countries. Based upon the country where the point of sale occurred, the United States and Europe generated 50% and 27%, respectively, of Alcoa’s sales in 2010. In addition, Alcoa has investments and operating activities in Australia, Brazil, China, Guinea, Iceland, Russia, and Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of four worldwide reportable segments: Alumina, Primary Metals, Flat-Rolled Products, and Engineered Products and Solutions.

Description of the Business

Information describing Alcoa’s businesses can be found on the indicated pages of this report:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview—Results of Operations (Earnings Summary)	45
Notes to Consolidated Financial Statements:
Note D. Restructuring and Other Charges	92
Note F. Acquisitions and Divestitures	97
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	53
Primary Metals	54
Flat-Rolled Products	56
Engineered Products and Solutions	56
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	117

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

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from its own resources and from those belonging to the AWAC enterprise, located in the countries listed in the chart below, as well as pursuant to both long-term and short-term contracts and mining leases. In 2010, Alcoa consumed 38.3 million metric tons (mt) of bauxite from AWAC and its own resources, 6.8 million mt from related third parties and 1.7 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active Bauxite Interests1

Country	Project	Owners’ Mining Rights (% Entitlement)	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045
Brazil	Poços de Caldas	Alcoa Alumínio S.A. (Alumínio)[3] (100%)	2020	[4]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[5] (100%)	2046	[4]
	Juruti[6]	Alcoa World Alumina Brasil Ltda. (AWA Brasil)[2] (100%)	2100	[4]
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[7] (100%)	2038	[8]
Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[2] (55%) Clarendon Alumina Production Ltd.[9] (45%)	2042
Suriname	Caramacca	Suriname Aluminum Company, L.L.C. (Suralco)[2] (55%) N.V. Alcoa Minerals of Suriname (AMS)[1][0] (45%)	2012	[11]
	Coermotibo	Suralco (55%) AMS[10] (45%)	2033	[11]
	Kaimangrasi	Suralco (55%) AMS[10] (45%)	2033	[11]
	Klaverblad	Suralco (55%) AMS[10] (45%)	2033	[11]

[1]

Alcoa also has interests at the following locations that are bauxite resources which do not currently produce bauxite: Cape Bougainville and Mitchell Plateau in Australia, and Brownsberg, Coermotibo DS, Lely Mountains, and Nassau, all in eastern Suriname.

[2]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[3]	Alumínio is owned 100% by Alcoa.

[4]

Brazilian mineral legislation does not establish the duration of mining concessions. The concession remains in force until the exhaustion of the deposit. The company estimates that (i) the concessions at Poços de Caldas will last at least until 2020, (ii) the concessions at Trombetas will last until 2046 and (iii) the concessions at Juruti will last until 2100. Depending, however, on actual and future needs, the rate at which the deposits are explored and government approval is obtained, the concessions may be extended to (or expire at) a later (or an earlier) date.

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

[6]

In September 2009, development of a new bauxite mine was completed in Juruti, state of Para in northern Brazil. The mine is fully operational and produced 2.6 million mt in 2010. In the future, it is expected to produce 3.3 million mt per year (mtpy) of bauxite.

[7]

AWA LLC owns a 45% interest in Halco (Mining), Inc. Halco owns 100% of Boké Investment Company, a Delaware company, which owns 51% of CBG. The Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in certain areas within a 10,000 square-mile concession in northwestern Guinea.

[8]	AWA LLC has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2026.

[9]	Clarendon Alumina Production Ltd. is wholly-owned by the Government of Jamaica.

[10]

In July 2009, AWA LLC acquired the BHP Billiton subsidiary that was a 45% joint venture partner in the Surinamese bauxite mining and alumina refining joint ventures. Prior to the AWA LLC buy out, BHP Billiton’s subsidiary held a 45% interest to Suralco’s 55% interest in the two joint ventures. After the acquisition of the BHP Billiton subsidiary, its name was changed to N.V. Alcoa Minerals of Suriname (AMS). AWA LLC is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[11]

While mining rights at Caramacca currently extend until 2012 (subject to Suriname government approval of a pending five year extension request), and rights at the remaining Suriname locations extend until 2033, it is likely that all Suriname current bauxite resources will be exhausted within the next several years. Alcoa is actively exploring and evaluating alternative sources of bauxite, including resources from Suralco’s concession in eastern Suriname such as the Nassau plateau. Approximately 800,000 mt of bauxite from Suralco’s concession were added to current resources in 2010 as a result.

Kingdom of Saudi Arabia Joint Venture

In December 2009, Alcoa and Saudi Arabian Mining Company (Ma’aden) entered into an agreement setting forth the terms of a joint venture between them to develop a fully integrated aluminum complex in the Kingdom of Saudi Arabia. In its initial phases, the joint venture plans to develop a fully integrated industrial complex that will include a bauxite mine with an initial capacity of 4 million mtpy; an alumina refinery with an initial capacity of 1.8 million mtpy; an aluminum smelter with an initial capacity of ingot, slab and billet of 740,000 mtpy; and a rolling mill with initial capacity of 380,000 mtpy. The mill is expected to focus initially on the production of sheet, end and tab stock for the manufacture of aluminum cans, and potentially other products to serve the construction, automotive, and other industries.

The refinery, smelter and rolling mill will be established within the new industrial zone of Ras Az Zawr on the east coast of the Kingdom of Saudi Arabia. First production from the aluminum smelter and rolling mill is anticipated in 2013, and first production from the mine and refinery is expected in 2014.

Total capital investment is expected to be approximately $10.8 billion (SAR 40.5 billion). Ma’aden owns a 74.9% interest in the joint venture. Alcoa owns a 25.1% interest in the smelter and rolling mill, with the AWAC group having a 25.1% interest in the mine and refinery. For additional information regarding the joint venture, see the Equity Investments section of Note I to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,190		2,190
	Pinjarra	AofA (100%)	4,234		4,234
	Wagerup	AofA (100%)	2,555		2,555
Brazil	Poços de Caldas	Alumínio[4] (100%)	390		390
	São Luís (Alumar)	AWA Brasil[3] (39%) Rio Tinto Alcan Inc.[5] (10%) Alumínio (15%) BHP Billiton[5] (36%)	3,500		1,890
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (55%) Clarendon Alumina Production Ltd.[6] (45%)	1,478	[7]	841
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,500		1,500
Suriname	Suralco	Suralco[3] (55%) AMS[8] (45%)	2,207	[9]	2,207
United States	Point Comfort, TX	Alcoa World Alumina LLC[3] (100%)	2,305	[10]	2,305
TOTAL			20,359		18,112

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For facilities wholly-owned by AWAC entities, Alcoa takes 100% of the production.

[3]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[4]	This entity is owned 100% by Alcoa.

[5]	The named company or an affiliate holds this interest.

[6]	Clarendon Alumina Production Ltd. is wholly-owned by the Government of Jamaica.

[7]

In August 2007, Hurricane Dean substantially damaged the Rocky Point port from which Jamalco ships alumina. The facility is shipping alumina from temporary on-site port facilities constructed in 2007. Due to capital expenditure restrictions, permanent repairs to the Rocky Point Pier are expected to be completed in 2013, instead of 2011 as previously planned. The refinery is operating at approximately 95% of nameplate capacity.

[8]

In July 2009, AWA LLC acquired the BHP Billiton subsidiary that was a 45% joint venture partner in the Surinamese bauxite mining and alumina refining joint ventures. Prior to the AWA LLC buy out, BHP Billiton’s subsidiary held a 45% interest to Suralco’s 55% interest in the two joint ventures. After the acquisition of the BHP Billiton subsidiary, its name was changed to N.V. Alcoa Minerals of Suriname (AMS). AWA LLC is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[9]

In May 2009, the Suralco alumina refinery announced curtailment of 870,000 mtpy. The decision was made to protect the long-term viability of the industry in Suriname. The curtailment was aimed at deferring further bauxite extraction until additional in-country bauxite resources are developed and market conditions for alumina improve.

[10]

Reductions in production at Point Comfort resulted mostly from the effects of curtailments initiated in late 2008 through early 2009, as a result of overall market conditions. The reductions included curtailments of approximately 1,500,000 mtpy. Of that amount, 800,000 mtpy remain curtailed.

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

In November 2005, Alcoa World Alumina LLC (AWA LLC) and Rio Tinto Alcan Inc. signed a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. In 2006, the Basic Agreement was approved by the Guinean National Assembly and was promulgated into law. The Basic Agreement was originally set to expire in November 2008, but has been extended to November 2012. Pre-feasibility studies were completed in 2008. Further project activities are contemplated in 2011.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval has a term of 5 years and included environmental conditions that must be satisfied before Alcoa can seek construction approval for the project. The project was suspended in November 2008 due to global economic conditions and the unavailability of a secure long-term energy supply in Western Australia. These constraints continue and as such the project remains under suspension. Alcoa is therefore seeking an extension of the 2006 environmental approval for the expansion for a further 5 years.

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

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	190		190	[3]
	Portland	AofA (55%) CITIC[4] (22.5%) Marubeni[4] (22.5%)	358	[5]	197	[3]
Brazil	Poços de Caldas	Alumínio (100%)	96	[6]	96
	São Luís (Alumar)	Alumínio (60%) BHP Billiton[4] (40%)	447		268
Canada	Baie Comeau, Que.	Alcoa (100%)	385	[7]	385
	Bécancour, Que.	Alcoa (74.95%) Rio Tinto Alcan Inc.[8] (25.05%)	413		310
	Deschambault, Que.	Alcoa (100%)	260		260
Iceland	Fjarðaál	Alcoa (100%)	344		344
Italy	Fusina	Alcoa (100%)	44	[9]	44
	Portovesme	Alcoa (100%)	150	[9]	150
Norway	Lista	Alcoa (100%)[10]	94		94
	Mosjøen	Alcoa (100%)[10]	188		188
Spain	Avilés	Alcoa (100%)	93	[11]	93
	La Coruña	Alcoa (100%)	87		87
	San Ciprián	Alcoa (100%)	228		228
United States	Evansville, IN (Warrick)	Alcoa (100%)	269	[12]	269
	Frederick, MD (Eastalco)	Alcoa (100%)	0	[13]	0
	Badin, NC	Alcoa (100%)	0	[14]	0
	Massena East, NY	Alcoa (100%)	125	[15]	125
	Massena West, NY	Alcoa (100%)	130		130
	Mount Holly, SC	Alcoa (50.33%) Century Aluminum Company[4] (49.67%)	229		115
	Alcoa, TN	Alcoa (100%)	215	[16]	215
	Rockdale, TX	Alcoa (100%)	267	[17]	267
	Ferndale, WA (Intalco)	Alcoa (100%)	279	[18]	279
	Wenatchee, WA	Alcoa (100%)	184	[19]	184
TOTAL			5,075		4,518

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.

[4]	The named company or an affiliate holds this interest.

[5]

In December 2008, approximately 15,000 mtpy annualized production was idled at the Portland facility due to overall market conditions. In July 2009, an additional 15,000 mtpy annualized production was idled, again, due to overall market conditions.

[6]	In January 2009, approximately 32,000 mtpy annualized production was idled at the Poços de Caldas facility due to overall market conditions. Production levels have since returned to normal.

[7]	In November 2008, Baie Comeau permanently curtailed one potline (53,000 mtpy) in response to the economic downturn and as part of a modernization program, reducing nameplate capacity to 385,000 mtpy.

[8]	Owned through Rio Tinto Alcan Inc.’s interest in Pechiney Reynolds Québec, Inc., which is owned by Rio Tinto Alcan Inc. and Alcoa.

[9]

In November 2009, Alcoa announced the idling of smelting at Fusina and Portovesme due to uncertainty in obtaining competitively priced power and the financial impact of the European Commission decision regarding electricity tariffs, as described in Part I, Item 3. (Legal Proceedings) of this report. The Portovesme plant continues to operate with a new power agreement effective September 1, 2010 through December 31, 2012. As of June 30, 2010 the Fusina smelter was temporarily idled. For more information, see “Energy – Europe – Electricity” on page 18.

[10]	In March 2009, Alcoa and Orkla ASA exchanged respective stakes in the Sapa AB and Elkem Aluminium ANS companies. Alcoa now owns 100% of the Lista and Mosjøen smelters.

[11]

In June of 2010, Alcoa temporarily idled the smelter in Avilés as a result of torrential flooding in the region. Portions of the operations were gradually brought on-line as clean-up and repairs progressed, and the company announced in January 2011 that normal operations had been fully restored.

[12]	The Warrick facility has permanently idled one potline of approximately 40,000 mtpy. This capacity is no longer reflected in Alcoa’s portfolio.

[13]	The Eastalco smelter located in Frederick, Maryland has been permanently idled. This capacity is no longer reflected in Alcoa’s portfolio.

[14]	The Badin, North Carolina facility has been permanently idled. This capacity is no longer reflected in Alcoa’s portfolio.

[15]

All production at the Massena East smelter was idled in June 2009 due to economic conditions, as well as the planned modernization of that facility. In January 2011, Alcoa announced that it is initiating a restart of the Massena East smelter, with a return to operation expected by mid-summer 2011.

[16]	All production at the Tennessee smelter was idled in March 2009 due to economic conditions.

[17]

Between June and November 2008, three of Rockdale’s six potlines were idled as a result of uneconomical power prices. The remaining three operating lines were idled in November 2008 due to uncompetitive power supply and overall market conditions.

[18]

While approximately one of Intalco’s three potlines, or approximately 93,000 mtpy, remained idle during 2010, Alcoa announced in January 2011 that 36,000 mtpy of capacity will be restarted and should be operating by mid-summer.

[19]

While two of Wenatchee’s four potlines, or approximately 84,000 mtpy, remained idle during 2010, Alcoa announced in January 2011 that 43,000 mtpy of capacity will be restarted and should be operating by mid-summer.

As of December 31, 2010, Alcoa had approximately 878,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 4,518,000 mtpy. Once Massena East, Intalco, and Wenatchee resume operation, as announced by Alcoa in January 2011, Alcoa will have approximately 674,000 mtpy of idle capacity.

As noted above, Alcoa and Ma’aden entered into an agreement that involves development of an aluminum smelter in the Kingdom of Saudi Arabia. The joint venture entity, Ma’aden Aluminium Company, has signed project financing for the smelter and broken ground on the construction of the smelter. The smelter is expected to have an initial capacity of ingot, slab and billet of 740,000 mtpy. First production is expected in 2013.

Alcoa and the Government of Iceland began detailed feasibility studies for the development of a 250,000 mtpy aluminum smelter at Bakki near Húsavík in north Iceland in 2006. Alcoa, the National Power Company (Landsvirkjun) and the National Transmission Company (Landsnet) have completed an Environmental Impact Assessment (EIA) and a joint EIA for the necessary smelter and power projects in cooperation with the Municipality. The EIAs have been approved. Alcoa and Landsvirkjun continue to evaluate whether a smelter project can be economically feasible in North Iceland.

In December 2008, Alcoa and the Brunei Economic Development Board agreed to further extend an existing Memorandum of Understanding (MOU) to enable more detailed studies into the feasibility of establishing a modern, gas-powered aluminum smelter in Brunei Darussalam. The MOU extends a memorandum signed originally in 2003. Phase one of the feasibility study will determine scope and dimensions of the proposed facility, power-delivery strategy, location, as well as an associated port and infrastructure. At completion of phase one, the parties will determine whether a more detailed phase two study is warranted. If completed, it is expected that the smelter would have an initial operating capacity of 360,000 mtpy with the potential for future increase. In January 2010, the MOU was further extended to enable determination of feasibility to continue.

In 2007, Alcoa and Greenland Home Rule Government entered into an MOU regarding cooperation on a feasibility study for an aluminum smelter with a 360,000 mtpy capacity in Greenland. The MOU also encompasses a hydroelectric power system and related infrastructure improvements, including a port. In 2008, Greenland’s parliament allocated funding to support the second phase of joint studies with Alcoa and endorsed that the smelter be located at Maniitsoq. In 2010, Alcoa and the Greenland Home Rule Government revised the completion dates for feasibility studies associated with development of the proposed integrated hydro system and aluminum smelter at Maniitsoq to enable more detailed consideration of aspects of the project related to construction and provision of energy and to allow the Greenland parliament sufficient time to deliberate and vote on critical aspects of national legislation concerning the project. The feasibility studies are now scheduled for completion towards the end of 2011.

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

As noted above, Alcoa and Ma’aden entered into an agreement that involves development of a rolling mill in the Kingdom of Saudi Arabia. The joint venture entity, Ma’aden Rolling Company, has signed project financing for its rolling mill and broken ground on the construction of the mill. Initial capacity is approximately 380,000 mtpy. First production is expected in 2013.

Although the company completed the sale of its Global Foil Business in 2009, the company continues to manufacture foil in Itapissuma, Brazil and Alicante, Spain.

Flat-Rolled Products Principal Facilities

COUNTRY	LOCATION	OWNERS[1] (% Of Ownership)	PRODUCTS
Australia	Point Henry	Alcoa (100%)	Sheet and Plate
	Yennora	Alcoa (100%)	Can Reclamation/Sheet and Plate
Brazil	Itapissuma	Alcoa (100%)	Foil Products/Sheet and Plate
China	Kunshan	Alcoa (70%) Shanxi Yuncheng Engraving Group (30%)	Sheet and Plate
	Qinhuangdao	Alcoa (100%)	Sheet and Plate[2]
France	Castelsarrasin	Alcoa (100%)	Sheet and Plate
Hungary	Székesfehérvár	Alcoa (100%)	Sheet and Plate/Slabs and Billets
Italy	Fusina	Alcoa (100%)	Sheet and Plate
Russia	Belaya Kalitva	Alcoa (100%)	Sheet and Plate
	Samara	Alcoa (100%)	Sheet and Plate
Spain	Alicante	Alcoa (100%)	Foil Products/Sheet and Plate
	Amorebieta	Alcoa (100%)	Sheet and Plate
United Kingdom	Birmingham	Alcoa (100%)	Plate
United States	Davenport, IA	Alcoa (100%)	Sheet and Plate
	Danville, IL	Alcoa (100%)	Sheet and Plate
	Newburgh, IN	Alcoa (100%)	Sheet and Plate
	Hutchinson, KS	Alcoa (100%)	Sheet and Plate
	Lancaster, PA	Alcoa (100%)	Sheet and Plate
	Alcoa, TN	Alcoa (100%)	Can Reclamation/Sheet and Plate
	Texarkana, TX	Alcoa (100%)	Sheet and Plate[3]

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

[2]

Alcoa Bohai Aluminum Products Company Ltd. (Bohai), a wholly owned subsidiary of Alcoa, operates aluminum cold rolling facilities in Qinhuangdao and has undertaken a major expansion, which includes a hot rolling mill and related equipment. Production from the expansion began in 2008 and is expected to reach 55%-60% of capacity in 2011.

[3]	The Texarkana rolling mill facility has been idle since September of 2009 due to a continued weak outlook in common alloy markets.

Engineered Products and Solutions Facilities

The principal business of the company’s Engineered Products and Solutions segment is the production and sale of titanium, aluminum and super alloy investment castings, hard alloy extrusions, forgings and fasteners, aluminum wheels, integrated aluminum structural systems and architectural extrusions. These products serve the aerospace, automotive, building and construction, commercial transportation, power generation and defense markets.

In 2010, the company completed the sale of its Transportation Products Europe business (affecting the Modena, Italy, Soest, Germany, and Kofem, Hungary facilities). The Soest, Germany and Kofem, Hungary facilities were sold to BDW Leichtmetall Holding Soest GmbH, a privately-held German company, which is part of the BDW Technologies group. The Modena, Italy facility was sold to OMR Holding S.p.A., a privately-held Italian company, which is part of the OMR Group.

In 2010, Alcoa completed the acquisition of Three Rivers Aluminum Company d/b/a Traco, a Pennsylvania-based, privately-held company, and a premier maker of windows and doors for the commercial building and construction market. Traco, now Alcoa Commercial Windows LLC d/b/a Traco, is a part of Alcoa’s Global Building and Construction Systems business, which is a global provider of architectural systems, services and building products to the construction market.

In January 2011, Alcoa announced its agreement to purchase the aerospace fastener business of TransDigm Group Inc. The transaction is valued at approximately $240 million and is expected to be completed during the first quarter of 2011, subject to customary regulatory reviews and approvals. The new business will become part of Alcoa Fastening Systems, which is an Alcoa business unit specializing in the design and manufacture of specialty fastening systems, components, and installation tools for aerospace and industrial applications.

Engineered Products and Solutions Principal Facilities

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS[2]
Australia	Brisbane	Alcoa (100%)	Automotive Components
	Oakleigh	Alcoa (100%)	Fasteners
Canada	Georgetown, Ontario	Alcoa (100%)	Aerospace Castings
	Laval, Québec	Alcoa (100%)	Aerospace Castings
	Lethbridge, Alberta	Alcoa (100%)	Architectural Products
China	Suzhou	Alcoa (100%)	Fasteners
France	Dives sur Mer	Alcoa (100%)	Aerospace Castings
	Evron	Alcoa (100%)	Aerospace Castings
	Gennenvilliers	Alcoa (100%)	Aerospace Castings
	Guérande	Alcoa (100%)	Architectural Products
	Lézat-Sur-Lèze	Alcoa (100%)	Architectural Products
	Merxheim	Alcoa (100%)	Architectural Products
	Montbrison	Alcoa (100%)	Fasteners
	St. Cosme-en-Vairais	Alcoa (100%)	Fasteners
	Toulouse	Alcoa (100%)	Fasteners
	Us ‘par Vigny	Alcoa (100%)	Fasteners
	Vendargues	Alcoa (100%)	Architectural Products
Germany	Hannover	Alcoa (100%)	Extrusions
	Hildesheim-Bavenstedt	Alcoa (100%)	Fasteners
	Iserlohn	Alcoa (100%)	Architectural Products
	Kelkheim	Alcoa (100%)	Fasteners
Hungary	Székesfehérvár	Alcoa (100%)	Aerospace Castings
	Nemesvámos	Alcoa (100%)	Fasteners
Japan	Joetsu City	Alcoa (100%)	Automotive Components
	Nomi	Alcoa (100%)	Aerospace and Investment Castings
Netherlands	Harderwijk	Alcoa (100%)	Architectural Products
Mexico	Ciudad Acuña	Alcoa (100%)	Aerospace Castings/Fasteners
	Monterrey	Alcoa (100%)	Automotive Components
Morocco	Casablanca	Alcoa (100%)	Fasteners
Russia[3]	Belaya Kalitva	Alcoa (100%)	Automotive Components/Aerospace Components
	Samara	Alcoa (100%)	Automotive Components/Aerospace Components
South Korea	Kyoungnam	Alcoa (100%)	Extrusions

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS[2]
Spain	Irutzun	Alcoa (100%)	Architectural Products
United Kingdom	Exeter	Alcoa (100%)	Aerospace Castings and Alloys/Investment Castings
	Runcorn	Alcoa (100%)	Architectural Products
	Telford	Alcoa (100%)	Fasteners
United States	Springdale, AR	Alcoa (100%)	Architectural Products
	Chandler, AZ	Alcoa (100%)	Extrusions
	Tucson, AZ	Alcoa (100%)	Fasteners
	Carson, CA	Alcoa (100%)	Fasteners
	City of Industry, CA	Alcoa (100%)	Fasteners
	Fullerton, CA	Alcoa (100%)	Fasteners
	Newbury Park, CA	Alcoa (100%)	Fasteners
	Torrance, CA	Alcoa (100%)	Fasteners
	Visalia, CA	Alcoa (100%)	Architectural Products
	Branford, CT	Alcoa (100%)	Aerospace Castings/Coatings
	Winsted, CT	Alcoa (100%)	Aerospace Castings/Machining
	Eastman, GA	Alcoa (100%)	Architectural Products
	Auburn, IN	Alcoa (100%)	Automotive and Defense Components
	Lafayette, IN	Alcoa (100%)	Extrusions
	LaPorte, IN	Alcoa (100%)	Aerospace Castings
	Baltimore, MD	Alcoa (100%)	Extrusions
	Whitehall, MI	Alcoa (100%)	Aerospace Castings
	Dover, NJ	Alcoa (100%)	Aerospace Castings/Aerospace Alloys
	Kingston, NY	Alcoa (100%)	Fasteners
	Massena, NY	Alcoa (100%)	Extrusions
	Barberton, OH	Alcoa (100%)	Automotive Components
	Chillicothe, OH	Alcoa (100%)	Automotive Components
	Cleveland, OH	Alcoa (100%)	Aerospace Components/Automotive Components
	Bloomsburg, PA	Alcoa (100%)	Architectural Products
	Cranberry, PA	Alcoa (100%)	Architectural Products
	Morristown, TN	Alcoa (100%)	Aerospace Castings
	Waco, TX	Alcoa (100%)	Fasteners
	Wichita Falls, TX	Alcoa (100%)	Aerospace Castings
	Hampton, VA	Alcoa (100%)	Aerospace and Investment Castings

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

[2]

Automotive and Aerospace Components are intended to include a variety of products, a combination of which may be produced at a given facility. Such products may include castings, forgings, extrusions, tube, profiles, wire/rod/bar and aluminum structural systems.

[3]	The operating results of these two facilities are reported in the Flat-Rolled Products segment.

Corporate Facilities

The Latin American extrusions business, previously a component of the former Extruded and End Products Segment, is reported in Corporate Facilities. For more information, see Note Q to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Latin American Extrusions Facilities

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS
Brazil	Itapissuma	Alcoa (100%)	Extrusions/Architectural Products
	Utinga	Alcoa (100%)	Extrusions/Architectural Products
	Sorocaba	Alcoa (100%)	Extrusions/Architectural Products/Dies
	Tubarão	Alcoa (100%)	Extrusions/Architectural Products

[1]	Facilities with ownership described as “Alcoa (100%)” are owned by the company, except in the case of the Sorocaba facility, which is a facility leased by the company.

Sources and Availability of Raw Materials

The major purchased raw materials in 2010 for each of the company’s reportable segments are listed below.

Alumina	Flat-Rolled Products
Bauxite	Alloying materials
Caustic soda	Aluminum scrap
Electricity	Coatings
Fuel oil	Electricity
Natural gas	Natural gas
Nitrogen
Primary aluminum (ingot, billet, P1020 , high purity )
Steam

Primary Metals	Engineered Products and Solutions
Alloying materials	Alloying materials
Alumina	Cobalt
Aluminum fluoride	Electricity
Calcined petroleum coke	Natural gas
Cathode blocks	Nickel
Electricity	Primary aluminum (ingot, billet, P1020 , high purity )
Liquid pitch	Resin
Natural gas	Stainless Steel
Steel
Titanium

Generally, other materials are purchased from third party suppliers under competitively-priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Energy

Employing the Bayer process, Alcoa refines alumina from bauxite ore. Alcoa then produces aluminum from the alumina by an electrolytic process requiring large amounts of electric power. Energy and electricity account for approximately 26% of the company’s total alumina refining production costs. Electric power accounts for approximately 27% of the company’s primary aluminum production costs. Alcoa generates approximately 23% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and the long-term power arrangements for Alcoa’s smelters and refineries.

North America – Electricity

The Deschambault, Baie Comeau, and Bécancour smelters in Québec purchase electricity under existing contracts that run through 2015, which will be followed on by long-term contracts with Hydro-Québec executed in December 2008 that expire in 2040, provided that Alcoa completes the modernization of the Baie Comeau smelter by the end of 2015. The smelter located in Baie Comeau, Québec has historically purchased approximately 65% of its power needs under the Hydro-Québec contract, receiving the remainder from a 40%-owned hydroelectric generating company, Manicouagan Power Limited Partnership (MPLP), whose ownership was restructured in 2009 with Hydro-Québec acquiring the 60% stake previously held by AbitibiBowater. Beginning in the first quarter of 2011, these percentages will change such that approximately 80% will be sourced from Hydro-Québec, with the remaining 20% from MPLP.

The company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI), generates approximately 27% of the power requirements for Alcoa’s smelters in the U.S. The company generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects, Tapoco and Yadkin, consisting of eight dams, under Federal Energy Regulatory Commission (FERC) licenses. APGI hydroelectric facilities provide electric power, as needed, for the aluminum smelter at Alcoa, Tennessee, where smelting operations are presently curtailed. When operating, the Tennessee smelter may also purchase power from the Tennessee Valley Authority (TVA) under a contract that continues until June 20, 2011, under a one-year extension executed in 2010. Discussions for the supply of power by TVA to the smelter after the expiration of the current contract continue.

APGI received a renewed 40-year FERC license for the Tapoco project in 2005. The relicensing process continues for the Yadkin hydroelectric project license. In 2007, APGI filed with FERC a Relicensing Settlement Agreement with the majority of the interested stakeholders that broadly resolved open issues. The National Environmental Policy Act process is complete, with a final environmental impact statement having been issued in April 2008. The remaining requirement for the relicensing was the issuance by North Carolina of the required water quality certification under Section 401 of the Clean Water Act. The Section 401 water quality certification was issued on May 7, 2009, but was appealed, and has been stayed since late May 2009 pending substantive determination on the appeal. On December 1, 2010, APGI received notice from North Carolina of its revocation of the Section 401 water quality certification. APGI has appealed the revocation. APGI received a year-to-year license renewal from FERC in May 2008, and will continue to operate under annual licenses until a new Section 401 certification is issued and the FERC relicensing process is complete. With the announcement in the first quarter of 2010 that Alcoa will permanently close the Badin smelter, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing LLC, and then sold into the wholesale market.

APGI generates substantially all of the power used at its Warrick smelter using nearby coal reserves. Since May 2005, Alcoa has owned the nearby Friendsville, Illinois coal reserves, which mine is being operated by Vigo Coal Company, Inc. The mine is producing approximately one million tons of coal per year, 45% of the Warrick power plant’s requirements. The balance of the coal used is purchased principally from local Illinois Basin coal producers pursuant to term contracts of varying duration.

In the northwest, Alcoa has been operating under a contract with Chelan County Public Utility District (Chelan PUD) located in the State of Washington that is sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In July 2008, Alcoa and Chelan PUD executed a new contract which will begin in November 2011 and run through October 2028 under which Alcoa will receive approximately 26% of the hydropower output of Chelan PUD’s Rocky Reach and Rock Island dams, which will continue to supply about half of the capacity of the Wenatchee smelter.

Following the invalidation by the 9th Circuit Court of Appeals of the 2006-2011 contract with the Bonneville Power Administration (BPA) under which Alcoa was receiving financial benefits to reduce the cost of power purchased from the market to partially operate the Intalco smelter, Alcoa and BPA signed a new contract providing for the sale of physical power at the Northwest Power Act-mandated industrial firm power (IP) rate, for the period from December 22, 2009 – May 26, 2011 (17 months), with provision for a 5-year extension if certain financial tests can be met.

Prior to 2007, power for the Rockdale smelter in Texas was historically supplied from company-owned generating units and units owned by Luminant Generation Company LLC (formerly TXU Generation Company LP) (Luminant), both of which used lignite supplied by the company’s Sandow Mine. Upon completion of lignite mining in the Sandow Mine in 2005, lignite supply transitioned to the formerly Alcoa-owned Three Oaks Mine. The company retired its three wholly-owned generating units at Rockdale (Units 1, 2 and 3) in late 2006, and transitioned to an arrangement under which Luminant is to supply all of the Rockdale smelter’s electricity requirements under a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price. In August 2007, Luminant and Alcoa closed on the definitive agreements under which Luminant has constructed and operates a new circulating fluidized bed power plant adjacent to the existing Sandow Unit Four Power Plant and, in September 2007, on the sale of the Three Oaks Mine to Luminant. In June 2008, Alcoa temporarily idled half of the capacity at the Rockdale smelter due to the uneconomical price of the electricity supply from Luminant resulting from the unreliable operation of the Sandow Unit Four Power Plant, and in November 2008 curtailed the remainder of Rockdale’s smelting capacity due to continued uneconomic power supply and overall market conditions. In August 2008, Alcoa filed suit in District Court in Cameron, Texas against Luminant and certain of its parents and affiliates seeking damages for Luminant’s alleged wrongful conduct that resulted in the electricity supply issues to the smelter. The resolution of this proceeding is described in Part I, Item 3. (Legal Proceedings) on page 39.

In the northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire not earlier than December 31, 2013. In December 2007, Alcoa and NYPA reached agreement in principle on a new energy contract to supply the Massena East and Massena West smelters for 30 years, beginning on January 1, 2014, following an amendment in January 2011. The definitive agreement implementing this arrangement became effective February 24, 2009. A subsequent amendment, providing Alcoa additional time to complete the design and engineering work for its Massena East modernization plan, and providing for the return of 256 megawatts of power to NYPA while Massena East is idled, was entered into effective April 16, 2009 and was superseded by the January 2011 amendment. Implementation of the Massena East modernization plan is subject to further approval of the Alcoa Board. In January 2011, Alcoa announced that it will re-start production at Massena East beginning in the first quarter of 2011.

The Mt. Holly smelter in South Carolina purchases electricity from Santee Cooper under a contract that was amended and restated in 2010, and expires December 31, 2015, subject to certain extension provisions.

At the end of 2005, all production was temporarily curtailed at the Eastalco smelter located in Frederick, Maryland. The curtailment coincided with the expiration of the smelter’s power contract on December 31, 2005, as a competitively-priced replacement power supply could not be obtained. Alcoa announced in the first quarter of 2010 that it will permanently close the Eastalco smelter.

Australia – Electricity

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by Alcoa of Australia Limited (AofA), and that power currently provides approximately 40% of the electricity for the company’s smelter in Point Henry, Victoria. The State Electricity Commission of Victoria provides the remaining power for this smelter, and all power for the Portland smelter, under contracts with AofA and Eastern Aluminium (Portland) Pty Ltd, a wholly-owned subsidiary of AofA, in respect of its interest in Portland, that extend to 2014 and 2016, respectively. AofA and Eastern Aluminium (Portland) Pty Ltd (in respect of the Portland Smelter only) entered into new power contracts with Loy Yang Power in March 2010 to secure electricity supply to the Portland and Point Henry smelters from the expiry of the current contracts with the State Electricity Commission of Victoria until 2036.

Brazil – Electricity

The Alumar smelter is supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) under a long-term power purchase agreement expiring in December 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984. Since 2006, Alcoa Alumínio S.A.’s (Alumínio) remaining power needs for the smelter are supplied from the Barra Grande hydroelectric project. Beginning in 2012, the Eletronorte supply will be reduced by the amount of additional power to be supplied from Barra Grande.

Alumínio owns a 30.99% stake in Maesa – Machadinho Energética S.A., which is the owner of 83.06% of the Machadinho hydroelectric power plant located in southern Brazil. Alumínio’s share of the plant’s output is supplied to the Poços de Caldas smelter, and is sufficient to cover 55% of its operating needs.

Alumínio has a 42.18% interest in Energética Barra Grande S.A. – BAESA, which built the Barra Grande hydroelectric power plant in southern Brazil. Alumínio’s share of the power generated by BAESA covers the remaining power needs of the Poços de Caldas smelter and, as noted above, a portion of the power needs of Alumínio’s interest in the Alumar smelter.

Alumínio also has 34.97% share in Serra do Facão in the southeast of Brazil, which began commercial generation in August 2010. Alumínio’s share of the Serra do Facão output is currently being sold in the market.

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40%, to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants.

Alumínio is also participating in the Estreito hydropower project in northern Brazil, holding a 25.49% share. This project is in the final stages of construction, and start-up is anticipated in the first quarter of 2011.

Consortia in which Alumínio participates have received concessions for the Pai Querê hydropower project in southern Brazil (Alumínio’s share is 35%) and the Santa Isabel hydropower project in northern Brazil (Alumínio’s share is 20%). Development of these concessions has not yet begun.

Europe – Electricity

Until December 31, 2005, the company purchased electricity for its smelters at Portovesme and Fusina, Italy under a power supply structure approved by the European Commission (EC) in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. In 2005, Italy granted an extension of the regulated electricity tariff that was in force until December 31, 2005 through November 19, 2009. (The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009.) In July 2006, the EC announced that it had opened an investigation to establish whether the extension of the regulated electricity tariff granted by Italy complied with European Union (EU) state aid rules. On November 19, 2009, the EC announced a decision in its investigation, stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and ordered the Italian government to recover a portion of the benefit Alcoa received since January 2006 (including interest). On April 19, 2010, Alcoa filed an appeal against the decision of the EC with the European General Court. Additionally on May 22, 2010, Alcoa filed an application for interim measures (suspension of decision) in connection with the EC at the European General Court. On July 12, 2010, the European General Court dismissed the request for interim measures due to lack of urgency. Alcoa appealed this ruling on September 10, 2010. Additional details about this matter are in Part I, Item 3. (Legal Proceedings) of this report. On February 25, 2010, the Italian government issued a decree law (No.3 2010) implementing a request from the electrical transmission system operator to reinforce the level of system security on the islands of Sicily and Sardinia. The decree law provides the means for end-consumers to provide and be paid for interruptible services up to December 31, 2012. On May 26, 2010, the EC ruled that scheme introduced by the decree law to be a “non-aid”. Alcoa applied for and gained rights to sell this service in Sardinia from the Portovesme smelter. On July 29, 2010, Alcoa reached agreement with a power supplier to enter into a new contract expiring on December 31, 2012. This arrangement is expected to enable operation of the Portovesme smelter through December 31, 2012. The Fusina smelter was temporarily curtailed due to high energy costs in May 2010. As of June 30, 2010, the Fusina smelter was temporarily idled.

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

Pursuant to the exchange arrangement with Orkla described under “Primary Aluminum. Facilities and Capacity—Alcoa Worldwide Smelting Capacity” above, Alcoa assumed 100% ownership of the two smelters in Norway, Lista and Mosjøen, at the end of the first quarter of 2009. These smelters have long-term power arrangements in place which continue until at least 2019.

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

Australia – Natural Gas

Alcoa of Australia (AofA) holds a 20% equity interest in a consortium that bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the northwest gas fields to Alcoa’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries. Approximately 70% of AofA’s gas supplies are under long-term contract out to 2020. AofA is progressing multiple supply options to replace expiring contracts, including investing directly in projects that have the potential to deliver cost based gas.

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

The company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served. Examples include the name “Alcoa” and the Alcoa symbol for aluminum products,

Howmet metal castings, Huck® fasteners, Kawneer building panels and Dura-Bright® wheels with easy-clean surface treatments. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

Competitive Conditions

Alcoa is subject to highly competitive conditions in all aspects of its aluminum and non-aluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality, and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials – such as steel and plastics for automotive and building applications; magnesium, titanium, composites, and plastics for aerospace and defense applications – aluminum’s diverse characteristics, particularly its light weight, recyclability, and flexibility are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition, and brand loyalty also play a role. In addition Alcoa’s competitive position depends, in part, on the company’s access to an economical power supply to sustain its operations in various countries.

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Expenditures for Research and Development (R&D) activities were $174 million in 2010, $169 million in 2009, and $246 million in 2008.

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

During 2010, the company continued to work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology with tests carried out on a pilot scale. Progress has been successful in many respects as a result of full pot testing of anode assemblies, although there remain technical and cost targets to achieve. If the technology proves to be commercially feasible, the company believes that it would be able to convert its existing potlines to this new technology, resulting in significant operating cost savings. The new technology would also generate environmental benefits by reducing certain emissions and eliminating carbon dioxide. No timetable has been established for commercial use. The company is also continuing to develop the carbothermic aluminum process, which is in the research and development phase. The technology holds the potential to produce aluminum at a lower cost, driven by reduced conversion costs, lower energy requirements and lower emissions at a lower capital cost than traditional smelting.

The company continued its progress leveraging new technologies such as bio-mimicry, nanotechnology, and low-cost sensing in 2010. For example, riblets that reduce aerodynamic drag have been analyzed and produced on a test basis. Self-cleaning nano coatings have been demonstrated on building products. Energy saving sensing devices are being integrated in company manufacturing plants. Integrated thermal management products for consumer electronics have been developed and are being validated by our customers.

A number of products were commercialized in 2010 including aluminum tie downs for military ships, new fasteners, primary aluminum with Cradle to Cradle® Certification, and new armor plate alloy solutions. The company continues to develop its Micromill™ technology. Scale-up to full commercial width has been successful. Product development continues, and commercialization has commenced.

Alcoa’s research and development focus is on product development to support sustainable, profitable growth; manufacturing technologies to improve efficiencies and reduce costs; and on environmental risk reductions.

Environmental technologies continue to be an area of focus for the company, with projects underway that address induct scrubbing for sulfur dioxide, the reduction of spent pot lining, advanced recycling, and the beneficial use of alkaline clay.

The company currently has at least 65 new products in various development stages. As a result of product development and technological advancement, the company continues to pursue patent protection in jurisdictions throughout the world. At the end of 2010, the company’s worldwide patent portfolio consisted of 890 pending patent applications and 1,792 granted patents.

Environmental Matters

Information relating to environmental matters is included in Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 112-115.

Employees

Total worldwide employment at year-end 2010 was approximately 59,000 employees in 31 countries. About 37,800 of these employees are represented by labor unions. The company believes that relations with its employees and any applicable union representatives generally are good.

In the U.S., approximately 9,000 employees are represented by various labor unions. The master collective bargaining agreement between Alcoa and the United Steelworkers (USW), covering 10 locations and approximately 5,600 U.S. employees, expired on May 31, 2010. Alcoa and USW successfully negotiated a new four-year labor contract, which was ratified by the USW in June, 2010. There are 15 other collective bargaining agreements in the U.S. with varying expiration dates. Collective bargaining agreements with varying expiration dates also cover about 10,500 employees in Europe, 5,400 employees in Russia, 6,200 employees in Central and South America, 3,800 employees in Australia, 300 employees in China and 2,600 employees in Canada.

Executive Officers of the Registrant

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 17, 2011 are listed below.

Nicholas J. Ashooh, 56, Vice President, Corporate Affairs. Mr. Ashooh was elected to his current position upon joining Alcoa in January 2010. Before joining Alcoa, he was Senior Vice President – Communications of American International Group, Inc. (AIG), a leading international insurance organization, from September 2006 to January 2010. Prior to AIG, he held executive communication positions in the electric utility industry as Senior Vice President, Corporate Communications of American Electric Power Service Corporation (2000 to 2006); Vice President, Public Affairs and Corporate Communications of Niagara Mohawk Power Corporation (1992 to 2000); and Director, Corporate Communications of Public Service of New Hampshire (1978 to 1990). From 1990 to 1992, he was Vice President, Corporate Communications of Paramount Communications Inc., a global entertainment and publishing company.

John D. Bergen, 68, Vice President, Human Resources. Mr. Bergen was named to his current position effective February 1, 2010. He joined Alcoa in November 2008 as Vice President, Communications and from that time to his most recent appointment had responsibility for global external and internal communications, government affairs and e-business for Alcoa. Mr. Bergen was Senior Vice President, Corporate Affairs and Marketing, of Siemens Corporation, the U.S. arm of Siemens AG, from 2001 to 2008. Before that, he held senior communication positions for CBS Corporation and Westinghouse Electric Corporation (1996 to 1998). From 1991 to 1996, he was President and Chief Executive Officer of GCI Group, an international public relations and government affairs firm.

Graeme W. Bottger, 52, Vice President and Controller. Mr. Bottger was elected to his current position effective August 1, 2010. He joined Alcoa in 1980 as a product accountant at Alcoa’s Point Henry facility in Australia and from that time to his most recent appointment held a series of accounting and financial management positions in Alcoa’s Australian smelting, rolling, extrusion, foil and alumina businesses and Alcoa’s corporate office. Mr. Bottger was Chief Financial Officer of Alcoa’s Engineered Products and Solutions business group from 2005 to August 2010. From 2003 to 2005, he was Vice President, Sales, for Alcoa Home Exteriors. From 2001 to 2003, Mr. Bottger was Vice President, Finance for Alcoa Home Exteriors. Before his move to the United States in 1999 to accept an assignment in Alcoa’s financial analysis and planning department, Mr. Bottger held the position of Chief Financial Officer for Alcoa’s joint venture with Kobe Steel, Ltd. in Australia (Kaal Australia Pty. Ltd.).

William F. Christopher, 56, Chairman’s Counsel. Mr. Christopher was elected to his current position effective January 1, 2011. He was Executive Vice President – Alcoa and Group President, Engineered Products and Solutions (formerly called Aerospace, Automotive and Commercial Transportation) from January 2003 to January 1, 2011. From September 2002 to January 2003, he was Group President for Alcoa’s Aerospace and Commercial Transportation Group and in January 2003 he assumed responsibility for Alcoa’s global automotive market. In 2001, Mr. Christopher was elected an Alcoa Executive Vice President and assumed responsibility for the global deployment of the Alcoa Business System and the company’s customer and quality initiatives. He was elected a Vice President of Alcoa in 1999. He was President of Alcoa Forged Products from 1996 to 2001.

Nicholas J. DeRoma, 64, Executive Vice President, Chief Legal and Compliance Officer. Mr. DeRoma was elected to his current position upon joining Alcoa in August 2009. He was Chief Legal Officer of Nortel Networks Corporation based in Canada from 2000 until his retirement in September 2005. Before joining Nortel in 1997, he was employed by International Business Machines Corporation (IBM) from 1972 to 1997, holding a series of increasingly challenging assignments in Europe, Asia and North America, including serving as Assistant General Counsel of IBM from 1993 to 1995 and as General Counsel of IBM North America, IBM’s largest business unit, from 1995 to 1997.

Olivier M. Jarrault, 49, Executive Vice President – Alcoa and Group President, Engineered Products and Solutions. Mr. Jarrault was elected an Alcoa Executive Vice President effective January 21, 2011 and was named Group President of Engineered Products and Solutions effective January 1, 2011. He served as Chief Operating Officer of Engineered Products and Solutions from February 2010 to January 1, 2011. Mr. Jarrault joined Alcoa in 2002 when Alcoa acquired Fairchild Fasteners from The Fairchild Corporation. He served as President of Alcoa Fastening Systems from 2002 to February 2010. He was elected a Vice President of Alcoa in November 2006.

Klaus Kleinfeld, 53, Director, Chairman of the Board and Chief Executive Officer. Mr. Kleinfeld was elected to Alcoa’s Board of Directors in November 2003 and became Chairman on April 23, 2010. He has been Chief Executive Officer of Alcoa since May 8, 2008. He was President and Chief Executive Officer from May 8, 2008 to April 23, 2010. He was President and Chief Operating Officer of Alcoa from October 1, 2007 to May 8, 2008. Mr. Kleinfeld was President and Chief Executive Officer of Siemens AG, the global electronics and industrial conglomerate, from January 2005 to June 2007. He served as Deputy Chairman of the Managing Board and Executive Vice President of Siemens AG from 2004 to January 2005. He was President and Chief Executive Officer of Siemens Corporation, the U.S. arm of Siemens AG, from 2002 to 2004.

Charles D. McLane, Jr., 57, Executive Vice President and Chief Financial Officer. Mr. McLane was elected an Alcoa Executive Vice President in September 2007 and was elected Vice President and Chief Financial Officer of Alcoa in January 2007. He was elected Vice President and Corporate Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

John G. Thuestad, 50, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Thuestad was elected to his current position effective March 1, 2010. He joined Alcoa in 2008 as President of Global Primary Products – United States, responsible for Alcoa’s aluminum smelters in the U.S. and its alumina refinery in Pt. Comfort, Texas. In 2009, Mr. Thuestad assumed the new position of Chief Operating Officer for Global Primary

Products worldwide and was elected a Vice President of Alcoa. Before joining Alcoa, he was President and Chief Executive Officer (2005 to 2008) of Elkem ASA of Norway, a metals and materials company; President (2000 to 2005) of Elkem Aluminium ANS, a Norwegian aluminum smelting partnership; and Chief Executive Officer and President (1997 to 2000) of Norzink, a zinc and aluminum fluoride producer.

Helmut Wieser, 57, Executive Vice President – Alcoa and Group President, Global Rolled Products, Hard Alloy Extrusions & Asia. Mr. Wieser was elected an Alcoa Executive Vice President in November 2005 and was named Group President, Global Rolled Products, Hard Alloy Extrusions and Asia at that time. Mr. Wieser was named Group President, Mill Products Europe/North America in October 2004 and was elected a Vice President of Alcoa in November 2004. He joined Alcoa in October 2000 as Vice President of Operations in Europe and in 2004 he became President of Alcoa’s flat rolled products business in Europe. Before joining Alcoa, Mr. Wieser worked for Austria Metall Group, where he was an executive member of the board and chief operating officer from 1997 to 2000.

Item 1A.  Risk Factors.

Alcoa’s business, financial condition or results of operations may be impacted by a number of factors. In addition to the factors discussed separately in this report, the following are some factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

The aluminum industry generally remains highly cyclical and is influenced by a number of factors including global economic conditions.

The aluminum industry generally remains highly cyclical. Alcoa is subject to cyclical fluctuations in LME prices, economic conditions generally, and aluminum end-use markets. The global economic downturn that occurred in 2008 and 2009, coupled with the global financial and credit market disruptions, had a historic, negative impact on the aluminum industry and Alcoa. These events contributed to an unprecedented decline in LME-based aluminum prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While the economy has recovered from the crisis of the economic downturn and Alcoa believes that the long-term prospects for aluminum remain bright, the company is unable to predict the future course of industry variables or the strength, pace or sustainability of the economic recovery and the effects of government intervention. The company implemented a number of operational and financial actions in 2009 and 2010 to improve its cost structure and liquidity, including curtailing production, halting non-critical capital expenditures, accelerating new sourcing strategies for raw materials, divesting non-core assets, reducing global headcount, suspending its share repurchase program, reducing its quarterly common stock dividend and making other liquidity enhancements. However, there is no assurance that these actions, or any others that the company has taken or may take, will be sufficient to counter any future economic or industry disruptions. In addition, there is no assurance that the measures taken by Alcoa or any benefits of these measures will be sustainable in a changing or improving business environment. Another global economic downturn, prolonged recovery period, or disruptions in the financial markets could have a material, adverse effect on Alcoa’s business or financial condition or results of operations.

Alcoa could be materially adversely affected by declines in aluminum prices.

The price of aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction, and the level of global inventories. The influence of hedge funds and other financial investment funds participating in commodity markets has also increased in recent years, contributing to higher levels of price volatility. At the same time, there is often a lag effect for a reduction in LME-linked costs of production. For example, reduction of certain key smelting input costs (such as alumina and power) may lag declining average primary metal revenue by up to 90 days. Continued high LME inventories could lead to a reduction in the price of aluminum. Industry overcapacity, including decisions by Alcoa or its competitors to reactivate idle facilities or build new capacity, could contribute to a weak pricing environment. A sustained weak aluminum pricing environment or a deterioration in aluminum prices could have a material, adverse effect on Alcoa’s business, financial condition, results of operations or cash flow.

A reduction in demand (or a lack of increased demand) for aluminum by China or a combined number of other countries may negatively impact Alcoa’s results.

The Chinese market is a significant source of global demand for commodities, including aluminum. A sustained slowdown in China’s economic and aluminum demand growth that is not offset by increased aluminum demand growth in other emerging economies such as India, Brazil, and several South East Asian countries, or the combined slowdown in other markets, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. In addition, China’s investments to increase its self-sufficiency in key commodities may impact future demand and supply balances and prices.

Alcoa’s operations consume substantial amounts of energy; profitability may decline if energy costs rise or if energy supplies are interrupted.

Alcoa’s operations consume substantial amounts of energy. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following factors could affect Alcoa’s results of operations:

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

Alcoa’s profitability could be adversely affected by increases in the cost of raw materials or by significant lag effects for decreases in commodity or LME-linked costs.

Alcoa’s results of operations will be affected by increases in the cost of raw materials, including energy, carbon products, caustic soda and other key inputs, as well as freight costs associated with transportation of raw materials to refining and smelting locations. Alcoa may not be able to offset fully the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs. Similarly, Alcoa’s operating results will be affected by significant lag effects for declines in key costs of production that are commodity or LME-linked. For example, declines in LME-linked costs of alumina and power during a particular period may not be adequate to offset sharp declines in metal price in that period.

Alcoa is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, and other economic factors in the countries in which it operates.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which Alcoa operates, and continued volatility or deterioration in the global economic and financial environment could affect Alcoa’s revenues, expenses and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Brazilian real, Canadian dollar, Euro and Australian dollar, may affect profitability as some important raw materials are purchased in other currencies, whereas products are generally sold in U.S. dollars.

Alcoa may not be able to realize expected benefits from its growth projects or portfolio streamlining strategy.

As a result of the global economic downturn and as part of the company’s initiative to conserve cash and preserve liquidity, Alcoa halted all non-critical capital investment in 2009, except for the now-completed São Luís refinery expansion and the greenfield Juruti bauxite mine, and the ongoing Estreito hydroelectric power project in Brazil and the China and Russia growth projects. Management believes that these projects will be beneficial to Alcoa, however, there is no assurance that these benefits will be realized, whether due to unfavorable global economic conditions, currency fluctuations, or other factors, or that the remaining construction, start-up activities and testing on the Estreito project will be completed as planned by the targeted completion date.

Alcoa has made and may continue to plan and execute acquisitions and divestitures and take other actions to streamline its portfolio. There can be no assurance that such actions will be undertaken or completed in their entirety as planned or beneficial to Alcoa or that targeted completion dates will be met. In addition, acquisitions present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions successfully. Alcoa may face barriers to exit from unprofitable businesses, including high exit costs or objections from various stakeholders.

Alcoa may not be able to successfully realize goals established in each of its four business segments or by the dates targeted for such goals.

Alcoa has announced targets for each of its four major business segments, including the following:

•	over the next five years, driving the alumina business down into the first quartile of the industry cost curve and realizing profit levels (per mt) that are beyond its recent historic norms;

•	by 2015, driving the smelting business down into the second quartile of the industry cost curve and increasing profitability (per mt) beyond the company’s past ten year average;

•	by 2013, increasing the revenues of the Flat-Rolled Products segment by $2.5 billion by growing 50% faster than the market and achieving performance levels above its historic norms; and

•	by 2013, increasing the revenues of the Engineered Products and Solutions segment by $1.6 billion, through market growth, new product introductions, and share gains.

There can be no assurance that all of these initiatives will be completed as anticipated or that Alcoa will be able to successfully realize these goals at the targeted levels or by the projected dates.

Joint ventures and other strategic alliances may not be successful.

Alcoa participates in joint ventures and has formed strategic alliances and may enter into other similar arrangements in the future. For example, in December 2009, Alcoa announced that it formed a joint venture with Ma’aden, the Saudi Arabian Mining Company, to develop a fully integrated aluminum complex (including a bauxite mine, alumina refinery, aluminum smelter and rolling mill) in the Kingdom of Saudi Arabia. Although the company has, in relation to that joint venture and its other existing joint ventures and strategic alliances, sought to protect its interests, joint ventures and strategic alliances necessarily involve special risks. Whether or not Alcoa holds majority interests or maintains operational control in such arrangements, its partners may:

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

In addition, the joint venture with Ma’aden is subject to risks associated with large infrastructure construction projects, including the risk of potential, adverse changes in the financial markets that could affect the ability of the joint venture to fully implement its financing plans or to achieve financial close for the phases of the project and the consequences of non-compliance with the timeline and other requirements under the gas supply arrangements for the joint venture. Also, while financing is in place for the smelter and rolling mill, which are viable as standalone operations without the bauxite mine and alumina refinery, there can be no guaranteed assurance that the latter two portions of the project will be fully funded or that the project as a whole will be completed within budget or by the targeted completion date, or that it or Alcoa’s other joint ventures or strategic alliances will be beneficial to Alcoa, whether due to the above-described risks, unfavorable global economic conditions, lack of financing, increases in construction costs, currency fluctuations, political risks, or other factors.

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

Failure to maintain investment grade credit ratings could limit Alcoa’s ability to obtain future financing, increase its borrowing costs, adversely affect the market price of its existing securities, or otherwise impair its business, financial condition and results of operations.

Currently, Alcoa’s long-term debt is rated BBB- with negative outlook by Standard and Poor’s Ratings Services; Baa3 with negative outlook by Moody’s Investors Services; and BBB- with negative outlook by Fitch Ratings. There can be no assurance that any rating assigned will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency, if, in that rating agency’s judgment, circumstances so warrant. Maintaining an investment-grade credit rating is an important element of Alcoa’s financial strategy. A downgrade of Alcoa’s credit ratings could adversely affect the market price of its securities, adversely affect existing financing, limit access to the capital or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that the company incurs, increase the cost of borrowing, or impair its business, financial condition and results of operations. In addition, under the project financing for the joint venture project in Saudi Arabia, a downgrade of Alcoa’s credit ratings below investment grade by at least two rating agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture. For additional information regarding the project financing, see Note I to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

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

Alcoa may not be able to realize expected benefits from the change to index pricing of alumina.

Alcoa has announced its intention to move to a pricing mechanism for alumina based on an index of alumina prices rather than a percentage of the LME-based aluminum price. Alcoa believes that this change, expected to affect approximately 20% of annual contracts coming up for renewal each year, will more fairly reflect the fundamentals of alumina including raw materials and other input costs involved. There can be no assurance that such index pricing will be accepted or that such index pricing will result in consistently greater profitability from sales of alumina.

Alcoa’s global operations are exposed to political and economic risks, commercial instability and events beyond its control in the countries in which it operates.

Alcoa has operations or activities in numerous countries outside the U.S. having varying degrees of political and economic risk, including China, Guinea, Russia, and Saudi Arabia, among others. Risks include those associated with political instability, civil unrest, expropriation, nationalization, renegotiation or nullification of existing agreements, mining leases and permits, commercial instability caused by corruption, and changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict, any one or more of them could adversely affect Alcoa’s business, financial condition or operating results.

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

Alcoa’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to Alcoa. The company may experience a change in effective tax rates or become subject to unexpected or rising costs associated with business operations or provision of health or welfare benefits to employees due to changes in laws, regulations or policies. The company is also subject to a variety of legal compliance risks. These risks include, among other things, potential claims relating to product liability, health and safety, environmental matters, intellectual property rights, government contracts, taxes, and compliance with U.S. and foreign export laws, anti-bribery laws, competition laws and sales and trading practices. Alcoa could be subject to fines, penalties, damages (in certain cases, treble damages), or suspension or debarment from government contracts. While Alcoa believes it has adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of its operations means that these risks will continue to exist and additional legal proceedings and contingencies may arise from time to time. In addition, various factors or developments can lead the company to change current estimates of liabilities or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the company cannot predict with certainty could have a material adverse effect on the company’s results of operations or cash flows in a particular period. For additional information regarding the legal proceedings involving the company, see the discussion in Part I, Item 3. (Legal Proceedings), of this report and in Note N to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Alcoa is subject to a broad range of health, safety and environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws and regulations.

Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental matters for which we may be liable may arise in the future at our present sites, where no problem is currently known, at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Alcoa’s results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to several sites. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on earnings and cash flows.

Climate change, climate change legislation or regulations and greenhouse effects may adversely impact Alcoa’s operations and markets.

Energy is a significant input in a number of Alcoa’s operations. There is growing recognition that consumption of energy derived from fossil fuels is a contributor to global warming.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. There is also current and emerging regulation, such as the mandatory renewable energy target in Australia. Alcoa will likely see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts in the countries in which the company operates. These regulatory mechanisms may be either voluntary or legislated and may impact Alcoa’s operations directly or indirectly through customers or Alcoa’s supply chain. Inconsistency of regulations may also change the attractiveness of the locations of some of the company’s assets. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which Alcoa operates. The company may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the company and indirectly, from changes in costs of goods sold.

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

Adverse changes in discount rates, lower-than-expected investment return on pension assets and other factors could affect Alcoa’s results of operations or level of pension funding contributions in future periods.

Alcoa’s results of operations may be negatively affected by the amount of expense Alcoa records for its pension and other postretirement benefit plans. U.S. generally accepted accounting principles (GAAP) require that Alcoa calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used by Alcoa to estimate pension or other postretirement benefit income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and several assumptions relating to employee workforce (salary increases, medical costs, retirement age, and mortality). In addition, Alcoa is required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how Alcoa’s financial statements can be affected by pension and other postretirement benefits accounting policies, see Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the caption “Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits,” and Part II, Item 8. (Financial Statements and Supplementary Data) under Note W to the Consolidated Financial Statements—Pension and Other Postretirement Benefits. Although GAAP expense and pension funding contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities Alcoa would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status.

Union disputes and other employee relations issues could adversely affect Alcoa’s financial results.

A significant portion of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. While Alcoa was successful in renegotiating the master collective bargaining agreement with the United Steelworkers in June 2010, Alcoa may not be able to satisfactorily renegotiate other collective bargaining agreements in the U.S. and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Alcoa may also be subject to general country strikes or work stoppages unrelated to its business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on Alcoa’s financial results.

Alcoa’s human resource talent pool may not be adequate to support the company’s growth.

Alcoa’s existing operations and development projects require highly skilled executives, and staff with relevant industry and technical experience. The inability of the company and industry to attract and retain such people may adversely impact Alcoa’s ability to adequately meet project demands and fill roles in existing operations. Skills shortages in engineering, technical service, construction and maintenance contractors may also impact activities. These shortages may adversely impact the cost and schedule of development projects and the cost and efficiency of existing operations.

Alcoa may not realize expected long-term benefits from its productivity and cost-reduction initiatives.

Alcoa has undertaken, and may continue to undertake, productivity and cost-reduction initiatives to improve performance and conserve cash, including new procurement strategies for raw materials, such as backward integration and non-traditional sourcing from numerous geographies, and deployment of company-wide business process models, such as the Alcoa Business System and the Alcoa Enterprise Business Solution (an initiative designed to build a common global infrastructure across Alcoa for data, processes and supporting software). There is no assurance that these initiatives will all be completed or beneficial to Alcoa or that estimated cost savings from such activities will be realized.

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

In response to the global economic downturn and related disruptions in the financial markets, Alcoa changed its capital expenditures strategy in 2009 as follows: capital expenditure approval levels were lowered dramatically; growth projects were halted where it was deemed economically feasible; and all non-critical capital expenditures were stopped. Capital expenditures are deemed critical if they maintain Alcoa’s compliance with the law, keep a facility operating, or satisfy customer requirements if the benefits outweigh the costs. Alcoa expects to increase its sustaining capital expenditures in 2011 (compared with 2009 and 2010 levels) to meet non-recurring needs, including remediation and rebuilding of certain properties and assets. Despite this increase in 2011, capital review processes and limiting overall capital spend will continue in 2011 and beyond.

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

Alcoa may also need to address commercial and political issues in relation to its reductions in capital expenditures in certain of the jurisdictions in which it operates. If Alcoa’s interest in its joint ventures is diluted or it loses key concessions, its growth could be constrained. Any of the foregoing could have a material adverse effect on the company’s business, results of operations, financial condition and prospects.

Unexpected events may increase Alcoa’s cost of doing business or disrupt Alcoa’s operations.

Unexpected events, including fires or explosions at facilities, natural disasters, war or terrorist activities, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications may increase the cost of doing business or otherwise impact Alcoa’s financial performance. Further, existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

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

FLAT-ROLLED PRODUCTS

See the table and related text in the Flat-Rolled Products Facilities section on pages 11-12 of this report.

ENGINEERED PRODUCTS AND SOLUTIONS

See the table and related text in the Engineered Products and Solutions Facilities section on pages 12-14 of this report.

CORPORATE

See the table and related text in the Corporate Facilities section on pages 14-15 of this report.

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

Environmental Matters

Alcoa is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA) or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The company has committed to participate, or is engaged in negotiations with federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites. The most significant of these matters, including the remediation of the Grasse River in Massena, NY, are discussed in the Environmental Matters section of Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 112-115.

As previously reported, representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources (Trustees), have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company has continued to actively investigate these claims. Pursuant to an agreement entered into with the Trustees in 1991, Alcoa and Reynolds had been working cooperatively with General Motors Corporation, which is facing similar claims by the Trustees, to assess potential injuries to natural resources in the region. With the bankruptcy of General Motors in 2009, Motors Liquidation Company (MLC) took over General Motors’ liability in this matter. In September 2009, MLC notified Alcoa and the Trustees that it would no longer participate in the cooperative process. Alcoa and the Trustees agreed to continue to work together cooperatively without MLC to resolve Alcoa’s and Reynolds’ natural resources damages liability in this matter. In January 2011, the Trustees, representing the United States, the State of New York and the Mohawk tribe, and Alcoa reached an agreement in principle to resolve the natural resource damage claims. The agreement is subject to final approval of the respective parties and will be subject to a federal court approved consent decree, including public notice and comment. Final entry of a settlement consent decree is not expected until the 2011 second quarter or later. Any upward adjustment in the remediation reserve would be taken upon the finalization of the settlement agreement, which at this time is not anticipated to be material.

As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. Various cleanup and remediation efforts were undertaken by or on behalf of SCA. A Notice of Violation was issued by the Division of Environmental Protection (DEP), of the Department of Planning and Natural Resources (DPNR) of the Virgin Islands Government, and has been contested by Alcoa. A civil suit was commenced in the Territorial Court of the Virgin Islands by certain residents of St. Croix in February 1999 seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names SCA, Alcoa and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class is defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. Plaintiffs’ expert reports claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. Alcoa and SCA moved to decertify the plaintiff class, and the assigned district judge adopted a recommendation that class certification be maintained for liability issues only, and that the class be decertified after liability issues have been resolved. Alcoa and SCA have turned over this matter to their insurance carriers who are providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. In June 2008, the Court granted defendants’ joint motion to decertify the class of plaintiffs, and simultaneously granted in part and denied in part plaintiffs’ motion for certification of a new class. Under the new certification order, there is no class as to the personal injury, property damage, or punitive damages claims. (The named plaintiffs had previously dropped their claims for medical monitoring during the course of the briefing of the certification motions.) The Court did certify a new class as to the claim of ongoing nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. The Court expressly denied certification of a class as to any claims for remediation or clean up of any area outside the facility (including plaintiffs’ property). The new class could seek only injunctive relief rather than monetary damages. Named plaintiffs, however, could continue to prosecute their claims for personal injury, property damage, and punitive damages. In August 2009, in response to defendants’ motions, the Court dismissed the named plaintiffs’ claims for personal injury and punitive damages, and denied the motion with respect to their property damage claims. In September 2009, the Court granted defendants’ motion for summary judgment on the class plaintiffs’ claim for injunctive relief. As of October 29, 2009, plaintiffs appealed the Court’s summary judgment order dismissing the claim for injunctive relief and Alcoa and SCA filed a motion to dismiss that appeal at the U.S. Court of Appeals for the Third Circuit. A decision by the Third Circuit is pending. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively, “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina LLC (AWA) (collectively, “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $12,617,867; on the same claim, the jury awarded punitive damages in the amount of $6,142,856; and on a negligence claim for property damage, the jury awarded $10,000,000. Alcoa believes the verdict is, in whole or in part, not supported by the evidence or otherwise results from errors of law committed during the trial. As a result, Alcoa will file motions due February 17, 2011, including for judgment notwithstanding the verdict and, to the extent such post-trial motions are not successful, it intends to pursue its rights of appeal. Notwithstanding the jury verdict, at this time, management is unable to reasonably predict the ultimate outcome or to estimate a range of reasonably possible loss.

As previously reported, in May 2005, AWA and SCA were among the defendants listed in a lawsuit brought by the Commissioner of the DPNR, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by SCA from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages. The defendants filed motions to dismiss in 2005. In October 2007, in an effort to resolve the liability of SCRG in the lawsuit, as well as any other CERCLA liability SCRG may have with respect to the facility, DPNR filed a new lawsuit against SCRG seeking the recovery of response costs under CERCLA, and the plaintiff and SCRG filed a joint Agreement and Consent Decree. The remaining defendants each filed objections to the Agreement and Consent Decree, and in October 2008, the court denied entry of the Agreement and Consent Decree. The court also ruled on the motions to dismiss that were filed by all defendants in 2005. The court dismissed two counts from the complaint (common law trespass and V.I. Water Pollution Control Act), but denied the motions with regard to the other six counts (CERCLA, V.I. Oil Spill Prevention and Pollution Control Act, and common law strict liability, negligence, negligence per se and nuisance). The court also ruled that the Virgin Islands Government was the proper plaintiff for the territorial law claims and required re-filing of the complaint by the proper parties, which was done in November 2008. The plaintiffs subsequently moved to amend their complaint further, were granted leave by the court to do so, and filed an amended complaint on July 30, 2009. AWA and SCA filed an answer, counterclaim and cross-claim against SCRG in response to the amended complaint in August 2009. In response to the plaintiffs’ amended complaint, the other former owners of the alumina refinery filed answers, counterclaims, and cross-claims against SCRG and certain agencies of the Virgin Islands Government. During July 2009, each defendant except SCRG filed a partial motion for summary judgment seeking dismissal of the CERCLA cause of action on statute of limitations grounds. In July 2010, the court granted in part and denied in part each defendant’s motion for summary judgment. The court granted each defendant’s motion as to alleged injury to off-site groundwater and downstream surface water resources but denied each motion as to alleged injury to on-site groundwater resources. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As previously reported, and noted above, in October 2007, DPNR filed a CERCLA cost recovery suit against SCRG. After the court denied entry of the Agreement and Consent Decree in October 2008, the cost recovery case lay dormant until May 2009, when SCRG filed a third-party complaint for contribution and other relief against several third-party defendants, including AWA and SCA. SCRG filed an amended third-party complaint on August 31, 2009, and served it on third-party defendants in mid-September 2009. AWA and SCA filed their answer to the amended third-party complaint on October 30, 2009. On January 8, 2010, DPNR filed a motion to assert claims directly against certain third-party defendants, including AWA and SCA. On January 29, 2010, the court granted plaintiff’s motion. On November 15, 2010, plaintiff and all defendants filed motions for summary judgment addressing various issues relating to liability, recoverability of costs, and divisibility of harm. The case is set for trial in March 2011. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on January 14, 2010, Alcoa was served with a complaint involving approximately 2,900 individual persons claimed to be residents of St. Croix who are alleged to have suffered personal injury or property damage from Hurricane Georges or winds blowing material from the property since the time of the hurricane. This complaint, Abednego, et al. v. Alcoa, et al. was filed in the Superior Court of the Virgin Islands, St. Croix Division. The complaint names as defendants the same entities as were sued in the February 1999 action earlier described and have added as a defendant the current owner of the alumina facility property. In February 2010, Alcoa and SCA removed the case to the federal court for the District of the Virgin Islands. Subsequently, plaintiffs have filed a motion to remand the case to territorial court as well as a third amended complaint, and defendants have moved to dismiss the case for failure to state a claim upon which relief can be granted. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on September 26, 2003, Region VI of the U.S. Environmental Protection Agency (EPA) filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing against the Wichita Falls, Texas facility of Howmet Corporation (Howmet) for violations of hazardous waste regulations relating to shipments of used potassium hydroxide to a fertilizer manufacturer from 1997 until 2000. The Complaint proposed a penalty of $265,128. In addition, EPA ordered Howmet to cease sending used potassium hydroxide to fertilizer manufacturers or employing used potassium hydroxide in any use constituting disposal and to certify compliance with hazardous waste regulations within 30 days. On October 22, 2003, EPA Region II issued an almost identical Complaint, Compliance Order and Notice of Opportunity for Hearing against Howmet’s Dover, New Jersey facility, seeking $180,021 in penalties. Howmet filed its Answers to EPA Region VI’s and EPA Region II’s Complaints. Howmet’s Answers denied the substance of EPA’s Complaints, requested that no penalties be imposed and requested Hearings on both the hazardous waste allegations and the Compliance Orders. In April 2005, the administrative Court granted EPA’s motions for partial accelerated decision with respect to both cases, finding that Howmet violated the cited regulatory provisions alleged in the Complaints and moved the case to the penalty phase. In September 2005, EPA and Howmet stipulated to a penalty amount of $309,091 for the consolidated matters should the finding of liability be upheld and Howmet appealed the administrative Court’s decision to the Environmental Appeals Board. In May 2007, the Environmental Appeals Board upheld the administrative Court’s liability finding against Howmet and assessed the parties’ stipulated penalty of $309,091. In July 2007, Howmet appealed the Environmental Appeals Board’s decision to the United States Court of Appeals for the District of Columbia. In October 2010, Howmet paid to the EPA a penalty of $309,091 following denial of Howmet’s appeal by the United States Court of Appeals for the District of Columbia. There will be no further reporting of this matter.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitée, Societe Canadienne de Metaux Reynolds Limitée and Canadian British Aluminum in the Superior Court of Québec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs”, that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. Plaintiff originally moved to certify a class action, sought to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, sought an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and sought money damages on behalf of all class members. In May 2007, the court authorized a class action suit to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. In September 2007, the plaintiff filed his claim against the original defendants, which the court had authorized in May. Alcoa has filed its Statement of Defense and plaintiff has filed an Answer to that Statement. Alcoa also filed a Motion for Particulars with respect to certain paragraphs of plaintiff’s Answer and a Motion to Strike with respect to certain paragraphs of plaintiff’s Answer. In late 2010, the Court denied these motions. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al, Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim. On April 8, 2010, the court set trial for April 11, 2011. Alcoa has filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act) and a motion seeking to continue the trial date from April 11, 2011 to August 11, 2011.

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

As previously reported, in 1996, Alcoa acquired the Fusina, Italy smelter and rolling operations and the Portovesme, Italy smelter (both of which are owned by Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l.) from Alumix, an entity owned by the Italian Government. Alcoa also acquired the extrusion plants located in Feltre and Bolzano, Italy. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. On April 5, 2006, Alcoa Trasformazioni S.r.l.’s Fusina site was also sued by the MOE and Minister of Public Works (MOPW) in the Civil Court of Venice for an alleged liability for environmental damages, in parallel with the orders already issued by the MOE. Alcoa Trasformazioni S.r.l. appealed the orders, defended the civil case for environmental damages (which is still pending) and filed suit against Alumix, as discussed below. Similar issues also existed with respect to the Bolzano and Feltre plants, based on orders issued by local authorities in 2006. All the orders have been challenged in front of the Administrative Regional Courts, and all trials are still pending. However, in Bolzano the Municipality of Bolzano withdrew the order, and the Regional Administrative Tribunal of Veneto suspended the order in Feltre. Most, if not all, of the underlying activities occurred during the ownership of Alumix, the governmental entity that sold the Italian plants to Alcoa.

As noted above, in response to the 2006 civil suit by the MOE and MOPW, Alcoa Trasformazioni S.r.l. filed suit against Alumix claiming indemnification under the original acquisition agreement, but brought that suit in the Court of Rome due to jurisdictional rules. The Court of Rome has appointed an expert to assess the causes of the pollution. In June 2008, the parties (Alcoa and now Ligestra S.r.l. (Ligestra), the successor to Alumix) signed a preliminary agreement by which they have committed to pursue a settlement and asked for a suspension of the technical assessment during the negotiations. The Court of Rome accepted the request, and postponed the technical assessment, reserving its ability to fix the deadline depending on the development of negotiations. Alcoa and Ligestra agreed to a settlement in December 2008 with respect to the Feltre site. Ligestra paid the sum of 1.08 million Euros and Alcoa committed to clean up the site. Further postponements have been granted by the Court of Rome, and the next hearing is fixed for November 2011. In the meantime, in December 2009, Alcoa Trasformazioni S.r.l. and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina (negotiations related to Portovesme continue). The settlement would also allow Alcoa to settle the 2006 civil suit by the MOE and MOPW for the environmental damages pending before the Civil Court of Venice. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation. On February 7, 2011, a further and more detailed settlement relating to Fusina was reached. This settlement provides a more detailed cost allocation between the parties, allocating 80% and 20% of the remediation costs to Ligestra and Alcoa, respectively. The agreements are contingent upon final acceptance of the remediation project by the MOE. To provide time for settlement with Ligestra, the Minister of Environment and Alcoa jointly requested a postponement of the hearing in the Venice trial, assuming that the case will be closed. The Civil Court of Venice accepted the postponement and fixed the new hearing date for April 11, 2011. Alcoa believes that it has made adequate reserves for these matters.

As previously reported, on November 30, 2010, Alcoa Alumínio S.A. (Alumínio) received service of a lawsuit that had been filed by the public prosecutors of the State of Para in Brazil in November 2009. The suit names the company and the State of Para, which, through its Environmental Agency, had issued the operating license for the company’s new bauxite mine in Juruti. The suit concerns the impact of the project on the region’s water system and alleges that certain conditions of the original installation license were not met by the company. In the lawsuit, plaintiffs requested a preliminary injunction suspending the operating license (originally issued in September 2009 and renewed for two years in September 2010) and ordering payment of compensation. On April 14, 2010, the court denied plaintiffs’ request. The company believes that the suit is meritless and intends to defend it vigorously. The State of Para also intends to defend the licensing of the project. This proceeding is in its preliminary stage and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Other Matters

As previously reported, along with various asbestos manufacturers and distributors, Alcoa and its subsidiaries as premises owners are defendants in several hundred active lawsuits filed on behalf of persons alleging injury predominantly as a result of occupational exposure to asbestos at various company facilities. In addition, an Alcoa subsidiary company has been named, along with a large common group of industrial companies, in a pattern complaint where the company’s involvement is not evident. Since 1999, several thousand such complaints have been filed. To date, the subsidiary has been dismissed from almost every case that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa has significant insurance coverage and believes that its reserves are adequate for its known asbestos exposure related liabilities. The costs of defense and settlement have not been and are not expected to be material to the operations, cash flows, and financial condition of the company.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit

Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 million will be required during 2011. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice; a judgment by that Court is expected in early 2011.

Separately, on November 29, 2006, Alcoa filed an appeal before the General Court (formerly the European Court of First Instance) seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the May 29, 2009 appeal was held on June 24, 2010 and a decision from the Court of Justice is expected in 2011.

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs allege these changes to their retiree health care plans violate their rights to vested health care benefits. Plaintiffs additionally allege that Alcoa has breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs seek injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa has consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009; however, no schedule was set for handing down a decision. Alcoa believes that it presented substantial evidence in support of its defenses at trial. However, at this stage of the proceeding, the Company is unable to reasonably predict the outcome. Alcoa estimates that, in the event of an unfavorable outcome, the maximum exposure would be an additional postretirement benefit liability of approximately $300 million.

As previously reported, in January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be in the range of $50 to $100 million (€40 to €70 million) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2011. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

As previously reported, on February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (Alba) had filed suit against Alcoa Inc. and AWA (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs. Alba seeks treble damages with respect to its RICO claims.

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

As previously reported, on July 21, 2008, the Teamsters Local #500 Severance Fund and the Southeastern Pennsylvania Transportation Authority filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Allegheny County, Pennsylvania against certain officers and directors of Alcoa claiming breach of fiduciary duty, gross mismanagement, and other violations. This derivative action stems from the civil litigation brought by Alba against Alcoa, AWA, Victor Phillip Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and the SEC with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the matters alleged in the Alba lawsuit. The director defendants filed a motion to dismiss on November 21, 2008. On September 3, 2009, a hearing was held on Alcoa’s motion and, on October 12, 2009, the court issued its order denying Alcoa’s motion to dismiss but finding that a derivative action during the conduct of the DOJ investigation and pendency of the underlying complaint by Alba would be contrary to the interest of shareholders and, therefore, stayed the case until further order of the court. This derivative action is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on March 6, 2009, the Philadelphia Gas Works Retirement Fund filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Philadelphia County, Pennsylvania. This action was brought against certain officers and directors of Alcoa claiming breach of fiduciary duty and other violations and is based on the allegations made in the previously disclosed civil litigation brought by Alba against Alcoa, AWA, Victor Phillip Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and the SEC with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the conduct alleged in the Alba lawsuit. On

August 7, 2009, the director and officer defendants filed an unopposed motion to coordinate the case with the Teamsters Local #500 suit, described immediately above, in the Allegheny County Common Pleas Court. The Allegheny County court issued its order consolidating the case on September 18, 2009. Thereafter, on October 31, 2009, the court assigned this action to the Commerce and Complex Litigation division of the Allegheny Court of Common Pleas and on November 20, 2009, the court granted defendants’ motion to stay all proceedings in the Philadelphia Gas action until the earlier of the court lifting the stay in the Teamsters derivative action or further order of the court in this action. This derivative action is in its preliminary stages and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

The trials in the case commenced on May 17, 2010 with the jury rendering a verdict on June 2nd and the court issuing its ruling from the bench on June 9th. The jury found that (i) Luminant had not breached the contract between the parties by charging Alcoa for electricity supply and to install certain environmental control upgrades at the power plant; (ii) Luminant had breached the contract by not permitting Alcoa to exercise its audit rights relating to the power plant, and (iii) Alcoa had breached the contract by failing to pay its entire share of the environmental control upgrade costs. Alcoa was ordered to pay to Luminant approximately $10 million for the environmental control upgrades. The court found that (i) there was no credible evidence that Luminant had breached the contracts between the parties with regard to its mining operations, (ii) Alcoa has to pay the amount that it owes for the mine services that Luminant has billed to Alcoa (approximately $1.7 million) but Alcoa may contest the invoice in accordance with the dispute resolution provisions in the contract, (iii) Luminant is entitled to have the mine permit transferred to it, (iv) Alcoa may submit certain disputed amounts that it believes that it is owed by Luminant to an accounting arbitrator (approximately $4 million), and (v) Alcoa is entitled to exercise its right to review the books and records of Luminant associated with its mining operations. Alcoa has not appealed the verdicts. Alcoa has initiated an audit of Luminant’s power plant operations and an accounting arbitration of certain amounts that Alcoa believes that it is owed associated with the sale of the Three Oaks Mine to Luminant (approximately $4 million). There will be no further reporting of this matter.

Mine Safety.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99 of this report, which is incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol AA). The company’s quarterly high and low trading stock prices and dividends per common share for 2010 and 2009 are shown below.

	2010			2009
Quarter	High	Low	Dividend	High	Low	Dividend
First	$17.60	$12.26	$0.03	$12.44	$4.97	$0.17
Second	15.15	10.01	0.03	12.38	7.03	0.03
Third	12.25	9.81	0.03	14.84	8.96	0.03
Fourth	15.63	11.81	0.03	16.51	11.89	0.03
Year	17.60	9.81	$0.12	16.51	4.97	$0.26

The number of holders of common stock was approximately 325,000 as of February 11, 2011.

Stock Performance Graph

The following graph compares the most recent five-year performance of Alcoa’s common stock with (1) the Standard & Poor’s 500® Index and (2) the Standard & Poor’s 500® Materials Index, a group of 27 companies categorized by Standard & Poor’s as active in the “materials” market sector. Such information shall not be deemed to be “filed.”

As of December 31,	2005	2006	2007	2008	2009	2010
Alcoa Inc.	$100	$103	$128	$41	$60	$58
S&P 500® Index	100	116	122	77	97	112
S&P 500® Materials Index	100	119	145	79	117	143

Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

Source: Research Data Group, Inc. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31, 2010	-	-	-	115,800,571
February 1 – February 28, 2010	-	-	-	115,800,571
March 1 – March 31, 2010	-	-	-	115,800,571
Total for quarter ended March 31, 2010	-	-	-	115,800,571
April 1 – April 30, 2010	-	-	-	115,800,571
May 1 – May 31, 2010	-	-	-	115,800,571
June 1 – June 30, 2010	-	-	-	115,800,571
Total for quarter ended June 30, 2010	-	-	-	115,800,571
July 1 – July 31, 2010	-	-	-	115,800,571
August 1 – August 31, 2010	-	-	-	115,800,571
September 1 – September 30, 2010	-	-	-	115,800,571
Total for quarter ended September 30, 2010	-	-	-	115,800,571
October 1 – October 31, 2010	-	-	-	115,800,571
November 1 – November 30, 2010	-	-	-	115,800,571
December 1 – December 31, 2010	-	-	-	115,800,571
Total for quarter ended December 31, 2010	-	-	-	115,800,571

(a)	This column includes (i) purchases under Alcoa’s publicly announced share repurchase program described in (b) below and (ii) the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated. The shares used to satisfy the exercise price related to stock options are not considered part of the publicly announced share repurchase program approved by Alcoa’s Board of Directors as described in (b) below.

(b)	On October 8, 2007, Alcoa’s Board of Directors approved a new share repurchase program, which was publicly announced by Alcoa on October 9, 2007. The new program authorized the purchase of up to 25% (or approximately 217 million shares) of the outstanding common stock of Alcoa at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expired on December 31, 2010. In October 2008, Alcoa elected to suspend share repurchases under this program to preserve liquidity in light of the then global economic downturn.

Item 6.	Selected Financial Data.

(dollars in millions, except per-share amounts and ingot prices; shipments in thousands of metric tons [kmt])

For the year ended December 31,	2010	2009	2008	2007	2006
Sales	$21,013	$18,439	$26,901	$29,280	$28,950
Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$262	$(985)	$229	$2,814	$2,226
(Loss) income from discontinued operations	(8)	(166)	(303)	(250)	22
Net income (loss)	$254	$(1,151)	$(74)	$2,564	$2,248
Earnings per share attributable to Alcoa common shareholders:
Basic:
Income (loss) from continuing operations	$0.25	$(1.06)	$0.27	$3.24	$2.56
(Loss) income from discontinued operations	-	(0.17)	(0.37)	(0.29)	0.03
Net income (loss)	$0.25	$(1.23)	$(0.10)	$2.95	$2.59
Diluted:
Income (loss) from continuing operations	$0.25	$(1.06)	$0.27	$3.22	$2.54
(Loss) income from discontinued operations	(0.01)	(0.17)	(0.37)	(0.28)	0.03
Net income (loss)	$0.24	$(1.23)	$(0.10)	$2.94	$2.57
Shipments of alumina (kmt)	9,246	8,655	8,041	7,834	8,420
Shipments of aluminum products (kmt)	4,757	5,097	5,481	5,393	5,545
Alcoa’s average realized price per metric ton of aluminum	$2,356	$1,856	$2,714	$2,784	$2,665
Cash dividends declared per common share	$0.12	$0.26	$0.68	$0.68	$0.60
Total assets	39,254	38,472	37,822	38,803	37,149
Short-term borrowings	92	176	478	563	460
Commercial paper	-	-	1,535	856	1,472
Long-term debt, including amounts due within one year	9,073	9,643	8,565	6,573	5,287

The data presented in the Selected Financial Data table should be read in conjunction with the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Overview

Our Business

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent more than 80% of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, and industrial applications.

Alcoa is a global company operating in 31 countries. Based upon the country where the point of sale occurred, the U.S. and Europe generated 50% and 27%, respectively, of Alcoa’s sales in 2010. In addition, Alcoa has investments and operating activities in Australia, Brazil, China, Guinea, Iceland, Russia, and Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Management Review of 2010 and Outlook for the Future

In 2009, management was faced with the challenge of preserving Alcoa’s future while navigating the Company through a global economic downturn that coupled an unprecedented decline in LME pricing levels (began in the second half of 2008) with a collapse in demand from aluminum product end markets. Management adopted a holistic response to this situation by initiating various actions, including: curtailing additional refinery and smelter capacity (necessitating further layoffs); reducing the quarterly common stock dividend; issuing new equity and debt instruments; optimizing Alcoa’s business and investment portfolio; and instituting a two-year program to achieve targets related to procurement efficiencies, overhead rationalization, and working capital improvements. All of these actions were aimed at reducing costs, improving cash levels, and preserving liquidity. Upon achieving the established performance targets in year one of this program, management continued to steer the Company through the downturn during 2010, by seeking to increase procurement efficiencies, overhead rationalization, and working capital improvements above and beyond levels that had been achieved in 2009. In addition, management set out to reduce debt and refinance long-term debt set to mature over the next three years. The following financial information reflects the results of management’s achievements in 2010:

•	Sales of $21,013, a 14% increase over 2009;

•	Selling, general administrative, and other expenses of less than $1,000, the lowest level since 1999;

•	Income from continuing operations of $262, or $0.25 per diluted share, an improvement of $1,247 compared to 2009;

•	Cash from operations of $2,261, highest since 2007;

•	Capital expenditures of $1,015, a reduction of more than $600 from 2009;

•	Cash on hand at the end of the year of $1,543, in excess of $1,000 for the second consecutive year;

•	Reduction in total debt of $654, and $1,413 over the past two years; and

•	Debt-to-capital ratio of 34.9%, a 380 basis point improvement for the second consecutive year.

Management is projecting a 12% increase in the global consumption of primary aluminum in 2011, similar to the improvement in 2010. China, India, Brazil, and Russia are all expected to have double-digit increases in aluminum demand. Management also anticipates market conditions for aluminum products in all global end markets to improve, particularly in aerospace, automotive, and industrial gas turbine. On the cost side, energy prices and currency movements are expected to continue to be a challenge. Management has established and is committed to achieving the following specific goals in 2011:

•	sustaining the savings realized in 2010 and 2009 from procurement, overhead, and working capital programs;

•	generating positive cash flow from operations that will exceed capital spending; and

•	maintaining a debt-to-capital ratio between 30% and 35%.

Looking ahead over the next three-to-five years, the Company has established aggressive goals, focusing on cost reductions for the upstream operations and significant profitable growth in the midstream and downstream operations.

Results of Operations

Earnings Summary

Income from continuing operations attributable to Alcoa for 2010 was $262, or $0.25 per diluted share, compared with a loss from continuing operations of $985, or $1.06 per share, in 2009. The improvement of $1,247 in continuing operations was primarily due to the following: continued increases in realized prices for alumina and aluminum; ongoing net costs savings and productivity improvements across all segments; and the absence of both a charge associated with a European Commission electricity pricing matter in Italy and a loss on the sale of an equity investment; partially offset by net unfavorable foreign currency movements; higher energy costs; unfavorable changes in LIFO (last in, first out) inventories; additional depreciation charges and operating costs for growth projects; and the absence of gains on the exchange of equity interests and on the acquisition of bauxite and refinery interests.

Loss from continuing operations attributable to Alcoa for 2009 was $985, or $1.06 per share, compared with income from continuing operations of $229, or $0.27 per share, in 2008. The decline of $1,214 in continuing operations was primarily due to the following: significant declines in realized prices for alumina and aluminum; large volume decreases in the midstream and downstream operations; a charge associated with a European Commission electricity pricing matter in Italy; a loss on the sale of an equity investment; charges related to 2009 restructuring programs; and higher depreciation and interest charges; all of which was partially offset by procurement and overhead cost savings across all businesses; the absence of the charges associated with 2008 restructuring programs; net favorable foreign currency movements due to a stronger U.S. dollar; favorable LIFO inventory adjustments; various discrete income tax benefits and a significant fluctuation in income taxes due to a change in the results of operations from pretax income to a pretax loss; a gain on the exchange of equity interests; a gain on the acquisition of an entity in the Republic of Suriname; and net income of various other nonoperating items.

Net income attributable to Alcoa for 2010 was $254, or $0.24 per share, compared with a net loss of $1,151, or $1.23 per share, in 2009, and a net loss of $74, or $0.10 per share, in 2008. In 2010, the net income of $254 included a loss from discontinued operations of $8, and in 2009 and 2008, the net loss of $1,151 and $74 included a loss from discontinued operations of $166, and $303, respectively.

In March 2009, Alcoa announced a series of operational and financial actions, which were in addition to those announced at the end of 2008, to significantly improve Alcoa’s cost structure and liquidity. Operational actions included procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions included a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds. In January 2010, Alcoa announced further operational actions to not only maintain the procurement and overhead savings and working capital improvements achieved in 2009, but to improve on them throughout 2010. Also, a further reduction in capital expenditures was planned in order to achieve the level necessary to sustain operations without sacrificing the quality of Alcoa’s alumina and aluminum products.

In late 2008, management made the decision to reduce Alcoa’s aluminum and alumina production in response to the then significant economic downturn. As a result of this decision, reductions of 750 kmt, or 18%, of annualized output from Alcoa’s global smelting system were implemented (includes previous curtailment at Rockdale, TX in June 2008). Accordingly, reductions in alumina output were also initiated with a plan to reduce production by 1,500 kmt-per-year across the global refining system. The aluminum and alumina production curtailments were completed in early 2009 as planned. Smelters in Rockdale (267 kmt-per-year) and Tennessee (215 kmt-per-year) were fully curtailed while another 268 kmt-per-year was partially curtailed at various other locations. The refinery in Point Comfort, TX was partially curtailed by approximately 1,500 kmt-per-year between the end of 2008 and the beginning of 2009 (384 kmt-per-year remains curtailed as of December 31, 2010). In mid-2009, further action became necessary resulting in the decision to fully curtail the Massena East, NY smelter (125 kmt-per-year) and partially curtail the Suralco (Suriname) refinery (480 kmt-per-year – represented Alcoa World Alumina and Chemicals’ (AWAC) previous 55% ownership interest at the time of curtailment – total curtailed is approximately 870 kmt).

In the first half of 2011, Alcoa plans to restart certain idled potlines at three smelters located in the U.S.: Massena East, NY (three potlines or 125 kmt-per-year); Wenatchee, WA (one potline or 43 kmt-per-year); and Ferndale, WA (Intalco: 36 kmt-per-year). These restarts are expected to increase Alcoa’s aluminum production by 137 kmt during 2011 and by 204 kmt on an annual basis thereafter and are occurring to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

In June 2008, Alcoa temporarily idled half of the aluminum production (three of six operating potlines or 120 kmt) at its Rockdale smelter due to ongoing power supply issues with Rockdale’s onsite supplier and the uneconomical power that Alcoa was forced to purchase in the open market as a result of such issues. In September 2008, Alcoa announced it was temporarily idling the remaining three potlines, or 147 kmt, as a result of the cumulative effect of operating only half of the smelter, well-known issues regarding the cost and long-term reliability of the power supply, and overall market conditions. In 2008, the earnings impact of the idled potlines was $55 ($90 pretax). Alcoa sought damages and other relief from its power supplier through litigation (in 2010, a trial was held and the verdict resulted in no award of monetary damages to Alcoa although the Company may submit certain disputed amounts (up to $4) to accounting arbitration and may audit the books and record of its power supplier). Additionally, in conjunction with the idling of all six potlines, Alcoa recorded restructuring charges in 2008 of $31 ($48 pretax) mostly for the layoff of approximately 870 employees (see Restructuring and Other Charges below for additional information).

Also in June 2008, a major gas supplier to Alcoa’s Western Australia refining operations (part of Alcoa of Australia) suffered a pipeline rupture and fire, which resulted in a complete shutdown of the supplier’s gas production operations at a certain hub and a declaration of force majeure by the supplier to all customers. The disruption in gas supply caused an immediate reduction in Alcoa of Australia’s production capacity and required the purchase of alternative fuel at a much higher cost than the natural gas displaced resulting in a significant negative impact on operations. As a result, shortly thereafter, Alcoa of Australia notified its own customers that it was declaring force majeure under its alumina supply contracts. During the second half of 2008, the supplier partially restored the gas supply to Alcoa of Australia (full restoration occurred in the first half of 2009). In addition, insurance recoveries of $52 were received in the second half of 2008. Net of insurance benefits, Alcoa’s earnings impact of the disruption in gas supply was $49 ($102 before tax and noncontrolling interest) in 2008. The Alumina segment was impacted by $33 ($47 before tax) and the remaining impact of $29 ($55 before tax) was reflected in Corporate due to Alcoa’s captive insurance program. In 2009, additional insurance recoveries of $24 were received, which benefited the results of Alcoa by $10 ($24 before tax and noncontrolling interest) and the Alumina segment by $17 ($24 before tax). Alcoa of Australia is part of AWAC, which is 60% owned by Alcoa and 40% owned by Alumina Limited.

Sales—Sales for 2010 were $21,013 compared with sales of $18,439 in 2009, an improvement of $2,574, or 14%. The increase was mainly driven by a continued rise in realized prices for alumina and aluminum, as a result of significantly higher London Metal Exchange (LME) prices, favorable pricing in the midstream operations, and sales from the smelters in Norway (acquired on March 31, 2009: increase of $332), slightly offset by the absence of sales from divested businesses (Transportation Products Europe and most of Global Foil: decrease of $175) and unfavorable mix in the downstream operations.

Sales for 2009 were $18,439 compared with sales of $26,901 in 2008, a decline of $8,462, or 31%. The decrease was primarily due to a drop in realized prices for alumina and aluminum, driven by significantly lower LME prices; volume declines in the midstream and downstream operations due to continued weak end markets; unfavorable foreign currency movements, mostly the result of a weaker euro and Australian dollar; and the absence of sales from the businesses within the former Packaging and Consumer segment ($516 in 2008); all of which was slightly offset by sales from the acquired smelters in Norway (increase of $452).

Cost of Goods Sold—COGS as a percentage of Sales was 81.7% in 2010 compared with 91.7% in 2009. The percentage was positively impacted by the continued significant rise in realized prices for alumina and aluminum; net cost savings and productivity improvements across all segments; and the absence of a charge related to a European Commission’s decision on electricity pricing for smelters in Italy ($250); somewhat offset by net unfavorable foreign currency movements due to a weaker U.S. dollar; unfavorable LIFO adjustments, as a result of the considerable rise in

LME prices, and a significantly smaller reduction in LIFO inventory quantities; increases in energy costs; and higher operating costs for Brazil growth projects placed in service.

COGS as a percentage of Sales was 91.7% in 2009 compared with 82.4% in 2008. The percentage was negatively impacted by significant declines in realized prices for alumina and aluminum, lower demand in the midstream and downstream operations, and a charge related to a European Commission’s decision on electricity pricing for smelters in Italy ($250). These items were somewhat offset by procurement and overhead cost savings across all businesses, net favorable foreign currency movements due to a stronger U.S. dollar, and positive LIFO adjustments. In 2009, Alcoa recognized $361 ($235 after-tax) in income due to the reductions in LIFO inventory quantities and the considerable drop in LME prices. Of this amount, 71% occurred in the second half of the year.

Selling, General Administrative, and Other Expenses—SG&A expenses were $961, or 4.6% of Sales, in 2010 compared with $1,009, or 5.5% of Sales, in 2009. The decline of $48 was mostly due to continued reductions in expenses for contractors and consultants; lower deferred compensation, as a result of a decline in plan performance; and decreases in bad debt expense and information technology expenditures. An increase in labor costs, principally due to higher annual incentive and performance compensation and employee benefits costs (employer matching savings plan contributions for U.S. salaried participants were suspended during 2009) somewhat offset the aforementioned expense reductions.

SG&A expenses were $1,009, or 5.5% of Sales, in 2009 compared with $1,167, or 4.3% of Sales, in 2008. The decline of $158 was primarily due to reductions in labor costs, mainly as a result of implemented severance programs; decreases in expenses for travel, contractors and consultants, information technology, selling and marketing, and various other administrative items as part of Alcoa’s cost reduction initiatives; the absence of the businesses within the former Packaging and Consumer segment ($37 in 2008); and a decrease in bad debt expense; all of which was partially offset by an increase in deferred compensation, mostly the result of the plans’ improved performance, and an increase due to SG&A of the acquired smelters in Norway.

Research and Development Expenses—R&D expenses were $174 in 2010 compared with $169 in 2009 and $246 in 2008. The increase in 2010 as compared to 2009 was mainly driven by incremental increases across varying expenses necessary to support R&D activities. The decline in 2009 as compared to 2008 was principally due to the implementation of Alcoa’s cost reduction initiatives and the absence of the businesses within the former Packaging and Consumer segment ($3 in 2008).

Provision for Depreciation, Depletion, and Amortization—The provision for DD&A was $1,450 in 2010 compared with $1,311 in 2009. The increase of $139, or 11%, was principally the result of the assets placed into service during the second half of 2009 related to the Juruti bauxite mine development and São Luís refinery expansion in Brazil, the smelters in Norway (acquired on March 31, 2009), the new Bohai (China) flat-rolled product facility, and a high-quality coated sheet line at the Samara (Russia) facility, slightly offset by the cessation in DD&A due to the decision to permanently shutdown and demolish two U.S. smelters in early 2010 (see Restructuring and Other Charges below).

The provision for DD&A was $1,311 in 2009 compared with $1,234 in 2008. The increase of $77, or 6%, was mostly due to the acquired smelters in Norway and assets placed into service during 2009, including the Juruti bauxite mine and São Luis refinery in Brazil, the new Bohai flat-rolled product facility, and a high-quality coated sheet line at the Samara facility. These increases were slightly offset as a result of the cessation of DD&A, which began in January 2009, related to the Global Foil and Transportation Products Europe businesses due to the classification of these businesses as held for sale and a reduction in DD&A as a result of the extension of depreciable lives for the majority of rolled products and hard alloy extrusions locations based upon a review, which was completed in mid-2008, of estimated useful lives ($11).

Restructuring and Other Charges—Restructuring and other charges for each year in the three-year period ended December 31, 2010 were comprised of the following:

	2010	2009	2008
Asset impairments	$139	$54	$670
Layoff costs	43	186	183
Other exit costs	58	37	109
Reversals of previously recorded layoff and other exit costs	(33)	(40)	(23)
Restructuring and other charges	$207	$237	$939

2010 Actions–In 2010, Alcoa recorded Restructuring and other charges of $207 ($130 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($80 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $43 ($29 after-tax and noncontrolling interests) for the layoff of approximately 830 employees (625 in the Engineered Products and Solutions segment; 75 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 15 in the Alumina segment; and 90 in Corporate); $22 ($14 after-tax) in net charges (including $12 ($8 after-tax) for asset impairments) related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $2 ($2 after-tax and noncontrolling interests) for various other exit costs; and $33 ($24 after-tax and noncontrolling interests) for the reversal of prior periods’ layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement.

In early 2010, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year); the smelter located in Badin, NC (capacity of 60 kmt-per-year); an aluminum fluoride plant in Point Comfort, TX; a paste plant and cast house in Massena, NY; and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in COGS. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

As of December 31, 2010, approximately 630 of the 830 employees were terminated. The remaining terminations are expected to be completed by the end of 2011. In 2010, cash payments of $21 were made against layoff reserves related to 2010 restructuring programs.

2009 Actions–In 2009, Alcoa recorded Restructuring and other charges of $237 ($151 after-tax and noncontrolling interests), which were comprised of the following components: $177 ($121 after-tax and noncontrolling interests) for the layoff of approximately 6,600 employees (2,980 in the Engineered Products and Solutions segment; 2,190 in the Flat-Rolled Products segment; 1,080 in the Primary Metals segment; 180 in the Alumina segment; and 170 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business and $13 ($11 after-tax) in other asset impairments; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations and net charges of $19 ($10 after-tax and noncontrolling interests) for various other items, such as accelerated depreciation and lease termination costs for shutdown facilities; and $40 ($29 after-tax and noncontrolling interests) for reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances.

As of December 31, 2010, approximately 5,500 of the 6,000 employees were terminated. The total number of employees associated with 2009 restructuring programs was updated to reflect changes in plans (e.g., the previously mentioned new power agreement at the Portovesme smelter in Italy – see 2010 Activity above), natural attrition, and other factors. The remaining terminations are expected to be completed by the end of 2011. In 2010 and 2009, cash payments of $60 and $62, respectively, were made against layoff reserves related to 2009 restructuring programs.

2008 Actions–In late 2008, Alcoa took specific actions to reduce costs and strengthen its portfolio, partly due to the economic downturn. Such actions included targeted reductions, curtailments, and plant closures and consolidations, which will reduce headcount by approximately 5,300, resulting in layoff charges of $138 ($98 after-tax and noncontrolling interests), asset impairments of $156 ($88 after-tax and noncontrolling interests), and other exit costs of $58 ($57 after-tax). The significant components of these actions were as follows:

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

– In order to reduce overhead serving various businesses, approximately 130 positions were eliminated at Corporate, resulting in severance charges of $14 and other exits costs of $3.

In addition to the above actions, Alcoa intends to sell its Global Foil (the Sabiñánigo, Spain and Shanghai, China plants were sold in late 2009) and Transportation Products Europe (sold in 2010) businesses in order to streamline its portfolio. As a result of this decision, the assets and related liabilities of the Global Foil and Transportation Products Europe businesses were classified as held for sale. Asset impairments of $129 ($100 after-tax) and $52 ($49 after-tax) were recognized to reflect the estimated fair values of the Global Foil and Transportation Products Europe businesses, respectively. Also, Alcoa and Orkla ASA agreed to exchange their stakes in the Sapa AB and Elkem Aluminium ANS joint ventures. This portfolio action resulted in an impairment charge of $333 ($223 after-tax) to reflect the estimated fair value of Alcoa’s investment in Sapa AB.

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

As of December 31, 2010, the terminations associated with 2008 restructuring programs were essentially complete. The total number of employees associated with 2008 restructuring programs was updated during 2010 to reflect changes in plans, natural attrition, and other factors resulting in terminations of approximately 6,000 (previously 6,200). In 2010 and 2009, cash payments of $12 and $112, respectively, were made against layoff reserves related to 2008 restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	2010	2009	2008
Alumina	$12	$5	$89
Primary Metals	145	30	94
Flat-Rolled Products	(11)	65	273
Engineered Products and Solutions	18	64	104
Packaging and Consumer	-	-	45
Segment total	164	164	605
Corporate	43	73	334
Total restructuring and other charges	$207	$237	$939

Interest Expense—Interest expense was $494 in 2010 compared with $470 in 2009, resulting in an increase of $24, or 5%. The increase was principally caused by a $69 decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service during the second half of 2009; and a $14 net charge related to the early retirement of various outstanding notes ($42 in purchase premiums paid partially offset by a $28 gain for “in-the-money” interest rate swaps); mostly offset by a 7% lower average debt level, primarily due to the absence of commercial paper resulting from Alcoa’s improved liquidity position; and lower amortization expense of financing costs, principally related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility.

Interest expense was $470 in 2009 compared with $407 in 2008, resulting in an increase of $63, or 15%. The increase was primarily due to a 10% higher average debt level, mostly the result of $575 in convertible notes issued in March 2009 and increased borrowings on loans in Brazil (began in April 2008) related to the Juruti, São Luís, and Estreito growth projects; and a significant increase in the amortization of debt costs, mainly due to a $66 beneficial conversion option related to the convertible notes and $43 in fees paid for the $1,900 364-day senior unsecured revolving credit facility (entered into in October 2008 and expired in October 2009); both of which were slightly offset by a decrease in the weighted average interest rate of Alcoa’s debt portfolio.

Other Expenses (Income), net—Other expenses, net was $5 in 2010 compared with Other income, net of $161 in 2009. The change of $166 was mostly due to the absence of a $188 gain on the Elkem/Sapa AB exchange transaction, a $92 gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, and a $22 gain on the sale of property in Vancouver, WA; net foreign currency losses; and a smaller improvement in the cash surrender value of company-owned life insurance; partially offset by the absence of both a $182 realized loss on the sale of the Shining Prospect investment and an equity loss related to Alcoa’s former 50% equity stake in Elkem; and a net favorable change of $25 in mark-to-market derivative contracts.

Other income, net was $161 in 2009 compared with $59 in 2008. The increase of $102 was mainly the result of a $188 gain on the Elkem/Sapa AB exchange transaction; net foreign currency gains due to a stronger U.S. dollar; net gains related to the improvement in the cash surrender value of company-owned life insurance; a $92 gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname; and a $22 gain on the sale of property in Vancouver, WA. These positive impacts were partially offset by a $182 realized loss on the sale of the Shining Prospect investment; a decline in the value of mark-to-market derivative contracts; a decrease in equity income related to Alcoa’s share of the results of Elkem, Sapa AB, and Shining Prospect prior to the exchange and sale of these investments; the absence of a 2008 negotiated partial refund of an indemnification payment ($39); and an estimated loss on excess power at the Ferndale, WA smelter ($30).

Income Taxes—Alcoa’s effective tax rate was 26.9% (provision on income) in 2010 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate primarily due to foreign income taxed in lower rate jurisdictions, a $57 discrete income tax benefit for the reversal of a valuation allowance as a result of previously restricted net operating losses of a foreign subsidiary now available, a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars, and a $13 net discrete income tax benefit for various other items, partially offset by a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D and a $19 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits) .

Alcoa’s effective tax rate was 38.3% (benefit on a loss) in 2009 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate principally due to a $12 income tax benefit related to the noncontrolling interests’ share of the gain associated with the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the following discrete tax items: a $71 benefit for the reorganization of an equity investment; a $34 benefit for the reversal of a valuation allowance on foreign deferred tax assets; a $31 benefit for a tax rate change (from 15% to 18%) in Iceland; a $31 benefit related to a Canadian tax law change allowing a tax return to be filed in U.S. dollars; a $10 benefit related to a change in the sale structure of two locations included in the Global Foil business than originally anticipated; and a $7 benefit related to the Elkem/Sapa AB exchange transaction. Partially offsetting these benefits were items related to smelter operations in Italy, which included a $41 valuation allowance placed on existing deferred tax assets and charges not tax benefitted as follows: $250 related to a recent decision by the European Commission on electricity pricing, $15 for environmental remediation, and $15 for layoffs.

Alcoa’s effective tax rate was 43.2% (provision on income) in 2008 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate primarily due to the following income tax charges: $73 for the asset impairments included in the 2008 restructuring program; $28 due to a decrease in deferred tax assets of the Iceland operations as a result of an applicable tax rate change (from 18% to 15%); a net $19 associated with the sale of the Packaging and Consumer businesses, mainly due to the allocation of sale proceeds to higher tax rate jurisdictions as opposed to the allocation previously contemplated, somewhat offset by changes in tax assumptions surrounding transaction costs and the finalization of the divestiture of certain foreign locations. These charges were partially offset by foreign income taxed in lower rate jurisdictions and a $20 discrete income tax benefit related to the filing of the 2007 U.S. income tax return.

Management anticipates that the effective tax rate in 2011 will be approximately 30%. However, changes in the current economic environment, tax legislation, currency fluctuations, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate.

Noncontrolling Interests—Net income attributable to noncontrolling interests was $138 in 2010 compared with $61 in 2009. The increase of $77 was mostly due to higher earnings at AWAC, which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were attributed primarily to a continued rise in realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher depreciation expense and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009, and the absence of a gain recognized on the acquisition of a BHP Billiton subsidiary in the Republic of Suriname.

Net income attributable to noncontrolling interests was $61 in 2009 compared with $221 in 2008. The decline of $160 was principally due to lower earnings at AWAC, mainly driven by a significant drop in realized prices, somewhat offset by the gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the absence of the impact of the 2008 gas outage in Western Australia.

Loss From Discontinued Operations—Loss from discontinued operations in 2010 was $8 comprised of an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business and an additional loss of $2 ($4 pretax) related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction.

Loss from discontinued operations in 2009 was $166 comprised of a $129 ($168 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business, a $9 ($13 pretax) loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures.

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

interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income are excluded from segment ATOI.

ATOI for all reportable segments totaled $1,424 in 2010, $(234) in 2009, and $2,199 in 2008. See Note Q to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information. The following discussion provides shipments, sales, and ATOI data for each reportable segment and production data for the Alumina and Primary Metals segments for each of the three years in the period ended December 31, 2010.

Alumina

	2010	2009	2008
Alumina production (kmt)	15,922	14,265	15,256
Third-party alumina shipments (kmt)	9,246	8,655	8,041
Third-party sales	$2,815	$2,161	$2,924
Intersegment sales	2,212	1,534	2,803
Total sales	$5,027	$3,695	$5,727
ATOI	$301	$112	$727

This segment (known as upstream operations) consists of Alcoa’s worldwide alumina system, including the mining of bauxite, which is then refined into alumina. Alumina is mainly sold directly to internal and external smelter customers worldwide or is sold to customers who process it into industrial chemical products. A portion of this segment’s third-party sales are completed through the use of agents, alumina traders, and distributors. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally.

In 2010, alumina production increased by 1,657 kmt compared to 2009. The increase was mainly driven by the Point Comfort, TX refinery as most of the 1,500 kmt-per-year curtailment initiated between the fourth quarter of 2008 and the first quarter of 2009 has been restored. In addition, production included the continued ramp-up of the São Luís, Brazil refinery expansion, which began in late 2009 (the Alumina segment’s share is approximately 1,100 kmt-per-year) and the 45% interest in the Suralco (Suriname) refinery acquired in mid-2009.

In 2009, alumina production decreased by 991 kmt compared to 2008. The reduction was mostly the result of the effects of curtailments initiated in late 2008 through early 2009, which included approximately 1,500 kmt-per-year at the Point Comfort refinery and approximately 480 kmt-per-year at the Suralco refinery (represented AWAC’s previous 55% ownership interest at the time of curtailment – total curtailed is approximately 870 kmt). Partially offsetting the curtailments was increased production at the following refineries (all set production records in 2009): Jamalco (Jamaica), Pinjarra and Wagerup (Australia), and São Luis, where ramp-up of the 2,100 kmt expansion began in late 2009. Production also increased due to additional capacity of approximately 600 kmt from the acquisition (total acquired was approximately 990 kmt – 390 was curtailed) of BHP Billiton’s 45% interest in Suralco on July 31, 2009 (100% of the Suralco refinery’s operations were reflected in this segment beginning August 1, 2009).

Third-party sales for the Alumina segment rose 30% in 2010 compared with 2009, primarily related to a 29% increase in realized prices, driven by significantly higher LME prices, coupled with a 7% increase in volumes. Third-party sales for this segment declined 26% in 2009 compared with 2008, principally due to a 35% drop in realized prices, driven by significantly lower LME prices, and unfavorable foreign currency movements due to a weaker Australian dollar, both of which were somewhat offset by an increase in volumes.

Intersegment sales for the Alumina segment climbed 44% in 2010 compared with 2009, mainly as a result of higher realized prices and an increase in demand from the Primary Metals segment. Intersegment sales for this segment dropped 45% in 2009 compared with 2008, mostly due to a drop in realized prices and a reduction in demand from the Primary Metals segment.

ATOI for the Alumina segment improved $189 in 2010 compared with 2009, mostly due to the significant increase in realized prices and continued benefits of cost savings initiatives, particularly lower caustic costs. These positive impacts were partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, particularly against the Australian dollar; higher depreciation expense and operating costs (includes the impact of a failure of a ship unloader) associated with the start-up of the Juruti bauxite mine and the São Luís refinery expansion, both of which began in the second half of 2009; the absence of a $60 gain recognized on the acquisition of BHP Billiton’s interest in Suralco; and continued higher fuel oil costs.

ATOI for this segment declined 85% in 2009 compared with 2008, principally due to the significant drop in realized prices; a tax settlement related to an equity investment in Brazil ($30); and an increase in depreciation expense as a result of growth projects placed into service mid-to-late 2009 in Brazil (Juruti bauxite mine and São Luis refinery); all of which was partially offset by net procurement and overhead cost savings across most regions, net favorable foreign currency movements due to a stronger U.S. dollar, a $60 gain recognized on the acquisition of BHP Billiton’s interest in Suralco, and a positive impact related to the 2008 gas outage in Western Australia (absence of $69 in costs partially offset by $19 less in insurance recoveries).

In 2011, productivity improvements will continue to be a focus but higher maintenance costs due to scheduled outages in Australia and Brazil are expected. Also, it is anticipated that the ramp-up of São Luís will stabilize without additional significant, non-recurring operating costs.

Primary Metals

	2010	2009	2008
Aluminum production (kmt)	3,586	3,564	4,007
Third-party aluminum shipments (kmt)	2,845	3,038	2,926
Alcoa’s average realized price per metric ton of aluminum	$2,356	$1,856	$2,714
Third-party sales	$7,070	$5,252	$8,021
Intersegment sales	2,597	1,836	3,927
Total sales	$9,667	$7,088	$11,948
ATOI	$488	$(612)	$931

This segment (known as upstream operations) consists of Alcoa’s worldwide smelter system. Primary Metals receives alumina, mostly from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers, aluminum traders, and commodity markets. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts and buy/resell activity. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales. Buy/resell activity refers to when this segment purchases metal from external or internal sources and resells such metal to external customers or the midstream and downstream segments in order to maximize smelting system efficiency and to meet customer requirements.

At December 31, 2010, Alcoa had 878 kmt of idle capacity on a base capacity of 4,518 kmt. In 2010, idle capacity decreased 356 kmt compared to 2009 due to the restart of 32 kmt of previously curtailed production capacity at a smelter in Brazil, the decision to permanently curtail the smelters located in Frederick, MD (195 kmt-per-year) and Badin, NC (60 kmt-per-year) and one potline (40 kmt-per-year) at the smelter in Warrick, IN, and the restart of 61 kmt of previously curtailed production capacity at various smelters, slightly offset by the full curtailment of the Fusina smelter (44 kmt-per-year) in Italy as a result of uneconomical power prices. In June 2010, Alcoa halted production at the Avilés smelter (93 kmt-per-year) in Spain due to torrential flooding. Production was restarted a few months after the flood and the smelter was at full operating rate by the end of 2010. Base capacity dropped 295 kmt between December 31, 2010 and 2009 due to the previously mentioned permanent curtailments. The decision to permanently curtail these facilities was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs.

At December 31, 2009, Alcoa had 1,234 kmt of idle capacity on a base capacity of 4,813 kmt. In 2009, idle capacity increased by 480 kmt compared to 2008 due to the completion of targeted curtailment reductions, including the Tennessee smelter (215 kmt-per-year), the Massena East, NY smelter (125 kmt-per-year), and 140 kmt at various other smelters, in response to the significant decline in LME prices and aluminum demand both as a result of the then global economic downturn. Base capacity rose by 282 kmt at December 31, 2009 as compared to December 31, 2008 due to the March 31, 2009 acquisition of two smelters in Norway, in which Alcoa previously held a 50% equity interest.

In 2010, aluminum production increased by 22 kmt, mostly due to the smelters located in Norway, as well as a number of small increases at other smelters, but was virtually offset by the smelter curtailments in Tennessee, Massena East, and Fusina and the halted production at the Avilés smelter. In 2009, aluminum production declined 443 kmt, mainly the result of the effects of smelter curtailments that began mid-2008, including the smelters in Rockdale (267 kmt-per-year), Tennessee, and Massena East, all of which was partially offset by an increase in production at the Iceland smelter (344 kmt-per-year), as this smelter was not at full capacity until April 2008, and the acquisition of the Lista (94 kmt-per-year) and Mosjøen (188 kmt-per-year) smelters in Norway.

Third-party sales for the Primary Metals segment climbed 35% in 2010 compared with 2009, mainly due to a 27% rise in average realized prices, driven by 31% higher average LME prices, and the acquisition of the smelters located in Norway (increase of $332), slightly offset by a decline in both buy/resell activity and volumes. Third-party sales for this segment decreased 35% in 2009 compared with 2008, mostly the result of a 32% drop in realized prices, driven by a 35% decline in LME prices, slightly offset by sales from the acquired smelters in Norway (increase of $452).

Intersegment sales for the Primary Metals segment rose 41% in 2010 compared with 2009, mainly as a result of an increase in realized prices, driven by the higher LME, and an increase in buy/resell activity. Intersegment sales for this segment declined 53% in 2009 compared with 2008, mostly due to a drop in realized prices and a decline in volume due to lower demand from the midstream and downstream operations.

ATOI for the Primary Metals segment improved $1,100 in 2010 compared with 2009, principally related to the significant increase in realized prices; the absence of a charge related to a European Commission’s decision on electricity pricing for smelters in Italy ($250); and continued benefits from cost savings initiatives, particularly coke and pitch; somewhat offset by much higher alumina and energy prices; the absence of a gain related to Alcoa’s acquisition of the other 50% of the smelters in Norway ($112); and net unfavorable foreign currency movements due to a weaker U.S. dollar.

ATOI for this segment declined $1,543 in 2009 compared with 2008, primarily due to the significant drop in realized prices; a charge related to a European Commission’s decision on electricity pricing for smelters in Italy ($250); a decline in intersegment sales volume; the impact of curtailing operations; and additional power costs related to smelters in Italy as a result of the termination of the then existing power tariff structure under legislative authority of the Italian Parliament ($15); all of which was partially offset by procurement and overhead cost savings across all regions; lower costs for alumina; net favorable foreign currency movements due to a stronger U.S. dollar; and a gain related to the acquisition of two smelters in Norway ($112).

In 2011, the following trends are expected to continue: pricing will follow a 15-day lag on the LME, higher energy and raw material costs, and productivity improvements. Also, Alcoa plans to restart certain idled potlines at three smelters located in the U.S.: Massena East (three potlines or 125 kmt-per-year); Wenatchee, WA (one potline or 43 kmt-per-year); and Ferndale, WA (Intalco: 36 kmt-per-year). These restarts are expected to increase Alcoa’s aluminum production by 137 kmt during 2011 and by 204 kmt on an annual basis thereafter and are occurring to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

Flat-Rolled Products

	2010	2009	2008
Third-party aluminum shipments (kmt)	1,658	1,831	2,221
Third-party sales	$6,277	$6,069	$8,966
Intersegment sales	180	113	218
Total sales	$6,457	$6,182	$9,184
ATOI	$220	$(49)	$(3)

This segment’s (known as midstream operations) principal business is the production and sale of aluminum plate and sheet. A small portion of this segment’s operations still relate to foil (most of this business was exited during 2009 and 2010 through shutdown actions and divestitures) produced from one plant in Brazil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the aerospace, commercial transportation, building and construction, and distribution markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Approximately one-half of the third-party sales in this segment consist of RCS, while the other one-half of third-party sales are derived from sheet and plate and foil used in industrial markets. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Third-party sales for the Flat-Rolled Products segment increased 3% in 2010 compared with 2009, principally due to better pricing and higher volumes in most key end markets, partially offset by lower volumes in the segment’s can sheet business, largely due to a decision in early 2010 to curtail sales to a North American customer and the absence of sales ($125 in 2009) from two foil plants (Spain and China), which were divested in late 2009. Third-party sales for this segment declined 32% in 2009 compared with 2008, primarily due to a drop in prices, attributable to unfavorable changes in the variable components of certain customer contracts, and a reduction in volumes across most businesses, both of which were mostly the result of weak end markets in Europe and North America, and unfavorable foreign currency movements due to a weaker euro and Australian dollar.

ATOI for the Flat-Rolled Products segment improved $269 in 2010 compared with 2009, mainly the result of both favorable pricing and increased productivity across all businesses due to cost savings initiatives, including the operations in Russia as results turned profitable. ATOI for this segment fell $46 in 2009 compared with 2008, primarily as a result of reduced volumes across most businesses; the previously mentioned drop in prices; and an increase in depreciation expense as a result of the new coating line commissioned in Samara (Russia) and the new flat-rolled product facility in Bohai (China); all of which were mostly offset by procurement and overhead cost savings and net favorable foreign currency movements due to a stronger U.S. dollar.

In 2011, the following trends are expected to continue: strengthening demand in most regions around the globe, higher energy costs, and productivity improvements. Also, improvements in product mix are anticipated as a result of the optimization of this segment’s portfolio.

Engineered Products and Solutions

	2010	2009	2008
Third-party aluminum shipments (kmt)	197	180	257
Third-party sales	$4,584	$4,689	$6,199
ATOI	$415	$315	$533

This segment (known as downstream operations) includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the distribution, aerospace, automotive, and commercial transportation markets. In 2008, the Electrical and Electronic Solutions business was classified as discontinued operations; therefore, all periods presented exclude the results of this business (this business was sold during 2009).

In July 2010, Alcoa completed an acquisition of the commercial building and construction business of a privately-held company, Traco, for $77. This business, located in Cranberry, Pennsylvania, employing 650 people, is a premier manufacturer of windows and doors for the commercial building and construction market and generated sales of approximately $100 in 2009. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of the end of July 2010 and this business’ results of operations were included in this segment since the beginning of August 2010.

Third-party sales for the Engineered Products and Solutions segment decreased 2% in 2010 compared with 2009, primarily due to unfavorable pricing and mix across all businesses; lower volumes for the fasteners, power and propulsion, and building and construction businesses; the absence of sales related to the divestiture of the Transportation Products Europe business in April 2010 (decrease of $50); and unfavorable foreign currency movements due to a weaker euro. These negative impacts were mostly offset by higher volumes in the wheels and forgings businesses and sales from the newly acquired business mentioned above ($37). Third-party sales for this segment declined 24% in 2009 compared with 2008, mostly due to lower volumes (aluminum and nonaluminum) across all businesses because of weak end markets, lower pricing in the building and construction sector, and unfavorable foreign currency movements due to a weaker euro.

ATOI for the Engineered Products and Solutions segment climbed 32% in 2010 compared with 2009, mainly due to productivity improvements and cost reduction initiatives across all businesses, partially offset by unfavorable pricing and mix. ATOI for this segment fell 41% in 2009 compared with 2008, principally the result of lower volumes across all businesses and lower pricing, partially offset by procurement and overhead cost savings realized in all businesses.

In 2011, improvements in key end markets, such as aerospace and commercial transportation, are anticipated, while productivity improvements are expected to continue.

Packaging and Consumer

	2010	2009	2008
Third-party aluminum shipments (kmt)	-	-	19
Third-party sales	$-	$-	$516
ATOI	$-	$-	$11

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

Reconciliation of ATOI to Consolidated Net Income (Loss) Attributable to Alcoa

Items required to reconcile total segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	2010	2009	2008
Total segment ATOI	$1,424	$(234)	$2,199
Unallocated amounts (net of tax):
Impact of LIFO	(16)	235	(7)
Interest expense	(321)	(306)	(265)
Noncontrolling interests	(138)	(61)	(221)
Corporate expense	(291)	(304)	(328)
Restructuring and other charges	(134)	(155)	(693)
Discontinued operations	(8)	(166)	(303)
Other	(262)	(160)	(456)
Consolidated net income (loss) attributable to Alcoa	$254	$(1,151)	$(74)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for 2010 compared with 2009 consisted of:

•

a change in the Impact of LIFO due to higher prices for alumina and metal, both of which were driven by a significant rise in LME prices, and a significantly smaller reduction in LIFO inventory quantities;

•

an increase in Interest expense, primarily due to a decline in interest capitalized (mainly the result of placing the Juruti and São Luís growth projects in service during the second half of 2009) and a $9 net charge related to the early retirement of various outstanding notes ($27 in purchase premiums paid partially offset by an $18 gain for “in-the-money” interest rate swaps), mostly offset by a 7% lower average debt level (primarily due to the absence of commercial paper resulting from Alcoa’s improved liquidity position) and lower amortization expense of financing costs (principally related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility);

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, primarily driven by a continued rise in realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009, and the absence of a gain recognized on the acquisition of a BHP Billiton subsidiary in the Republic of Suriname;

•

a decline in Corporate expense, primarily due to continued reductions in expenses for contractors and consultants, lower deferred compensation (as a result of a decline in plan performance), a decrease in bad debt expense, and a decrease in information technology expenditures, somewhat offset by an increase in labor costs (principally due to higher annual incentive and performance compensation and employee benefits costs (employer matching savings plan contributions for U.S. salaried participants were suspended during 2009));

•

a decrease in Restructuring and other charges, mainly due to lower layoff charges, somewhat offset by higher asset impairments and other exit costs, primarily related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations;

•

a change in Discontinued operations, mostly the result of the absence of both a $129 loss (an additional $6 loss was recognized in 2010) on the divestiture of the wire harness and electrical portion of the EES business (June 2009) and a $9 loss on the divestiture of the electronics portion of the EES business (December 2009); and

•

a change in Other, mainly due to a net income tax charge (includes discrete tax items) related to the difference in the consolidated effective tax rate and the estimated tax rates applicable to the segments, net foreign currency losses, the absence of a $21 favorable adjustment for the finalization of the estimated fair value of the former Sapa AB joint venture, and a smaller improvement in the cash surrender value of company-owned life insurance; partially offset by the absence of a $118 realized loss on the sale of the former Shining Prospect investment and favorable changes in mark-to-market derivative contracts.

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

•

an increase in Interest expense, primarily due to a 10% higher average debt level (mostly the result of $575 in convertible notes issued in March 2009 and increased borrowings on loans in Brazil (began in April 2008) related to the Juruti, São Luís, and Estreito growth projects) and a significant increase in the amortization of debt costs (mainly due to a $66 beneficial conversion option related to the convertible notes and $43 in fees paid for the $1,900 364-day senior unsecured revolving credit facility (entered into in October 2008 and expired in October 2009)), both of which were slightly offset by a decrease in the weighted average interest rate of Alcoa’s debt portfolio;

•

a decrease in Noncontrolling interests, principally due to lower earnings at AWAC, mainly driven by a significant drop in realized prices, somewhat offset by the gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and the absence of the impact of the 2008 gas outage in Western Australia;

•

a decline in Corporate expense, primarily due to reductions in labor costs (mainly as a result of implemented severance programs) and decreases in expenses for travel, contractors and consultants, information technology, and various other administrative items as part of Alcoa’s cost reduction initiatives, all of which was partially offset by an increase in deferred compensation, mostly the result of the plans’ improved performance;

•

a change in Restructuring and other charges, reflecting, in 2009, $20 in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business; $12 for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; and the remainder for the layoff of approximately 6,600 employees to address the impact of the global economic downturn on Alcoa’s businesses and a related curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions, asset impairments, accelerated depreciation and lease termination costs for shutdown facilities, and reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances; compared with, in 2008, $372 in asset impairments to reflect the estimated fair values of Alcoa’s investment in Sapa AB and the Global Foil and Transportation Products Europe businesses, as a result of management’s decision to divest these assets; a $32 loss on the sale of the Packaging and Consumer businesses; and the remainder for the layoff of approximately 6,200 employees, additional asset impairments, and other exit costs due to the global economic downturn and curtailed operations, and the reversal of previously recorded costs, slightly more than half of which related to a shutdown facility;

•

a change in Discontinued operations, reflecting a $129 loss on the divestiture of the wire harness and electrical portion of the EES business, a $9 loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures in 2009, compared with asset impairments of $162 to reflect the estimated fair value of the EES business and a net operating loss of $141, which included restructuring charges of $39 for headcount reductions of approximately 6,200 and a charge of $16 for obsolete inventory, for EES in 2008; and

•

a change in Other, mainly due to income tax benefits related to the difference in the consolidated effective tax rate and tax rates applicable to the segments, including various discrete income tax items, net foreign currency gains due to a stronger U.S. dollar, and a $21 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture, all of which was partially offset by a $118 realized loss on the sale of the Shining Prospect investment and the absence of a 2008 negotiated partial refund of an indemnification payment ($24).

Environmental Matters

See the Environmental Matters section of Note N to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Liquidity and Capital Resources

Alcoa takes a very disciplined approach to cash management and strengthening of its balance sheet. In 2010, management continued to face the significant challenge of maintaining this approach while providing the Company with the necessary liquidity to operate effectively as the global economy continues to recover from the economic downturn that began in 2008.

In response to changes in the economic markets across the globe in the second half of 2008, management initiated the following actions to conserve cash and preserve liquidity: greater scrutiny over the daily management of Alcoa’s cash position; higher risk tolerance on raw materials with lower minimum order quantities and lower carrying levels; targeted headcount reductions across the globe; a global salary and hiring freeze (lifted at the beginning of 2010); suspension of the existing share repurchase program (expired in December 2010); and the addition of a new 364-day $1,900 revolving credit facility (expired in October 2009). A number of changes were also made to Alcoa’s capital expenditures strategy as follows: capital expenditure approval levels were lowered dramatically; growth projects were halted where it was deemed economically feasible; and all non-critical capital expenditures were stopped. Capital expenditures are deemed critical if they maintain Alcoa’s compliance with the law, keep a facility operating, or satisfy customer requirements if the benefits outweigh the costs. The planned sale or shutdown of various businesses contributed positively to Alcoa’s liquidity position in 2009.

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

In January 2010, Alcoa announced further operational actions to not only maintain the procurement and overhead savings and working capital improvements achieved in 2009, but to improve on them throughout 2010. Also, a further reduction in capital expenditures was planned in order to achieve the level necessary to sustain operations without sacrificing the quality of Alcoa’s alumina and aluminum products.

Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs. For a discussion of long-term liquidity, see Contractual Obligations and Off-Balance Sheet Arrangements.

Cash from Operations

Cash from operations in 2010 was $2,261 compared with $1,365 in 2009, resulting in an increase of $896, or 66%. The improvement of $896 was primarily due to significantly better operating results, partially offset by a $870 cash outflow associated with working capital. The major components of the change in working capital were as follows: a $770 increase in receivables, primarily as a result of higher sales in three of the four reportable segments and a significant rise in LME prices; a $1,473 increase in inventories, mostly due to a build-up of levels to meet anticipated demand and higher input costs; a $960 increase in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; and a $649 increase in taxes, including income taxes, mainly due to a $310 receivable recorded in 2009 and the receipt of $347 in 2010, both related to a federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

Cash from operations in 2009 was $1,365 compared with $1,234 in 2008, resulting in an increase of $131, or 11%. The improvement of $131 was principally related to a $1,639 cash inflow associated with working capital, $395 in lower pension contributions, and a positive change of $103 in noncurrent assets and noncurrent liabilities, all of which was mostly offset by significantly lower earnings (including the effects of non-cash income and expenses) and $147 in cash used for discontinued operations. The components of the change in working capital were as follows: a $443 decrease in receivables, primarily as a result of lower sales across all businesses and heightened collection efforts; a $1,611 reduction in inventories, mostly due to lower levels of inventory on-hand in response to a significant drop in demand, curtailed production at Alcoa’s refineries and smelters, and reduced costs for certain raw materials; a $223 decline in prepaid expenses and other current assets; a $653 decrease in accounts payable, trade, principally the result of fewer purchasing needs and declining commodity prices; a $187 increase in accrued expenses, mainly driven by a charge related to a European Commission decision on electricity pricing for smelters; and a decline of $172 in taxes, including income taxes, mostly due to the change from an operating income position to an operating loss position.

Financing Activities

Cash used for financing activities was $952 in 2010 compared with cash provided from financing activities of $37 in 2009 and $1,478 in 2008.

The use of cash in 2010 was primarily due to $1,757 in payments on long-term debt, mostly related to $511 for the repayment of 7.375% Notes due 2010 as scheduled, $825 for the early retirement of all of the 6.50% Notes due 2011 and a portion of the 6.00% Notes due 2012 and 5.375% Notes due 2013, and $287 related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; $125 in dividends paid to shareholders; net cash paid to noncontrolling interests of $94, all of which relates to Alumina Limited’s share of AWAC; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary that were held by Alcoa’s former partner related to the joint venture in Saudi Arabia; and a change of $44 in short-term borrowings; partially offset by $1,126 in additions to long-term debt, $998 for the issuance of 6.150% Notes due 2020 and $76 related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil.

The source of cash in 2009 was principally the result of $1,049 in additions to long-term debt, mainly driven by net proceeds of $562 from the issuance of $575 in convertible notes and $394 in borrowings under loans that support the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; net proceeds of $876 from the issuance of 172.5 million shares of common stock; and net cash received from noncontrolling interests of $340, principally related to Alumina Limited’s share of AWAC; all of which was mostly offset by a $1,535 decrease in outstanding commercial paper, partly due to tightening in the credit markets and a reduction in market availability as a result of the change in Alcoa’s credit ratings in early 2009; $228 in dividends paid to shareholders; a $292 net change in short-term borrowings ($1,300 was borrowed and repaid under Alcoa’s $1,900 364-day senior unsecured revolving credit facility in early 2009 and $255 in new loans to support Alcoa Alumínio’s export operations was borrowed and repaid during 2009), mostly the result of repayments of working capital loans in Spain and Asia and a $155 decrease in accounts payable settlement arrangements; and payments on long-term debt of $156, including $97 related to the loans in Brazil for growth projects.

The source of cash in 2008 was primarily due to $2,253 in additions to long-term debt, mainly driven by net proceeds of $1,489 from the July 2008 public debt offering and $721 in borrowings under the loans in Brazil for growth projects; a $679 increase in outstanding commercial paper to support operations and capital spending; net cash received from noncontrolling interests of $348, principally related to Alumina Limited’s share of AWAC; and $177 in proceeds from employees exercising their stock options; all of which was partially offset by $1,082 for the repurchase of common stock; $556 in dividends paid to shareholders; payments on long-term debt of $204, mainly due to a repayment of $150 for 6.625% Notes due March 2008; and a $96 net change in short-term borrowings, mostly the result of a $78 decrease in accounts payable settlement arrangements.

Alcoa maintains a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility. At December 31, 2010, the capacity of the Credit Facility was $3,425 (original amount was $3,250). In October 2008, Lehman Commercial Paper Inc. (LCPI), a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the Credit Facility, excluding LCPI’s commitment, is $3,275.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. In order to maintain the Credit Facility, Alcoa pays a fee of 0.125% per annum, based on Alcoa’s long-term debt ratings as of December 31, 2010, of the total commitment.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on LIBOR loans will be 0.475% per annum based on Alcoa’s long-term debt ratings as of December 31, 2010. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

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

There were no amounts outstanding under the Credit Facility at December 31, 2010 and 2009. Also, no amounts were borrowed under the Credit Facility during 2010 and 2009.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provided a $1,150 senior unsecured revolving credit facility (RCF-3), which matured on October 12, 2009. In October and November 2008, Alcoa increased the capacity of RCF-3 by $500 and $250, respectively, as provided for under RCA-3. Alcoa paid a total of $43 in financing costs, which were deferred and amortized to interest expense over the term of the facility, for the initial capacity under RCF-3 and for the $750 in increased capacity. In early 2009, Alcoa borrowed $1,300 under RCF-3 to support its operations during the then global economic downturn. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of convertible notes and common stock.

In March 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of December 31, 2010 and 2009, $3,075 and $2,075, respectively, in senior debt securities were issued under the current shelf registration statement.

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

Investing Activities

Cash used for investing activities was $1,272 in 2010 compared with $721 in 2009 and $2,410 in 2008.

The use of cash in 2010 was primarily due to $1,015 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $87), 44% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; $352 in additions to investments, mostly for the contributions of $197 related to the joint venture in Saudi Arabia and purchase of $126 in available-for-sale securities held by Alcoa’s captive insurance company; and $72 for acquisitions, principally related to the purchase of a new building and construction systems business; slightly offset by $141 in sales of investments, virtually all of which related to the sale of available-for-sale securities held by Alcoa’s captive insurance company.

The use of cash in 2009 was mainly due to $1,622 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $59), 68% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $181 in additions to investments, mostly for $83 in available-for-sale securities held by Alcoa’s captive insurance company and an $80 interest in a new joint venture in Saudi Arabia; and a net cash outflow of $65 for the divestiture of assets and businesses, including a cash outflow of $204 for the EES business, cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA, and a cash inflow of $20 for the sale of the Shanghai (China) foil plant; all of which was partially offset by $1,031 from sales of investments, mostly related to the receipt of $1,021 for the sale of the Shining Prospect investment; and a net cash inflow of $112 from acquisitions, mainly due to $97 from the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and $18 from the Elkem/Sapa AB exchange transaction.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. Alcoa is required to make future payments under various contracts, including long-term purchase obligations, debt agreements, and lease agreements. Alcoa also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and finance capital projects. As of December 31, 2010, a summary of Alcoa’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2011	2012-2013	2014-2015	Thereafter
Operating activities:
Energy-related purchase obligations	$20,165	$1,442	$2,354	$2,219	$14,150
Raw material purchase obligations	3,243	1,572	902	249	520
Other purchase obligations	1,076	180	352	291	253
Operating leases	948	244	326	179	199
Interest related to total debt	4,966	473	930	758	2,805
Estimated minimum required pension funding	2,215	445	1,030	740	-
Other postretirement benefit payments	2,585	275	555	540	1,215
Layoff and other restructuring payments	116	55	30	31	-
Deferred revenue arrangements	133	8	16	16	93
Uncertain tax positions	59	-	-	-	59
Financing activities:
Total debt	9,139	323	1,954	819	6,043
Dividends to shareholders	-	-	-	-	-
Investing activities:
Capital projects	1,301	645	563	93	-
Equity contributions	940	407	533	-	-
Payments related to acquisitions	-	-	-	-	-
Totals	$46,886	$6,069	$9,545	$5,935	$25,337

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

Interest related to total debt is based on interest rates in effect as of December 31, 2010 and is calculated on debt with maturities that extend to 2037. The effect of outstanding interest rate swaps, which are accounted for as fair value hedges, are included in interest related to total debt. As of December 31, 2010, these hedges effectively convert the interest rate from fixed to floating on $1,065 of debt through 2018. As the contractual interest rates for certain debt and interest rate swaps are variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The minimum required contributions for pension funding are estimated to be $445 for 2011 and $530 for 2012. The funding estimate is $500 for 2013, $410 for 2014 and $330 for 2015. The expected pension contributions in 2011 and later reflect the impacts of the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. Pension contributions are expected to continue to decline if all actuarial assumptions are realized and remain the same in the future. In January 2011, Alcoa contributed 36,518,563 newly issued shares of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. Additionally, Alcoa estimates that it will contribute an additional $200 in cash to its U.S pension plans during 2011. Together, these contributions satisfy the minimum required and provide additional funding for Alcoa to maintain an approximately 80% funded status of its U.S. pension plans (the preceding table only reflects the minimum contributions required by law). Other postretirement benefit payments are expected to approximate $275 annually, net of the estimated subsidy receipts related to Medicare Part D, and are reflected in the preceding table through 2020. Alcoa has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2015 and 2020, respectively.

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

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2010. The total amount of uncertain tax positions is included in the “Thereafter” column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Obligations for Financing Activities

Total debt amounts in the preceding table represent the principal amounts of all outstanding debt, including short-term borrowings and long-term debt. Maturities for long-term debt extend to 2037.

Alcoa has historically paid quarterly dividends on its preferred and common stock. Including dividends on preferred stock, Alcoa paid $125 in dividends to shareholders during 2010. Because all dividends are subject to approval by Alcoa’s Board of Directors, amounts are not included in the preceding table until such authorization has occurred. As of December 31, 2010, there were 1,022,025,965 and 546,024 shares of outstanding common stock and preferred stock, respectively. The annual preferred stock dividend is at the rate of $3.75 per share and the annual common stock dividend is $0.12.

Obligations for Investing Activities

Capital projects in the preceding table only include amounts approved by management as of December 31, 2010. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $1,500 in 2011.

Equity contributions represent Alcoa’s committed investment related to a joint venture in Saudi Arabia. In December 2009, Alcoa signed an agreement to enter into a joint venture to develop a new aluminum complex in Saudi Arabia, comprised of a bauxite mine, alumina refinery, aluminum smelter, and rolling mill, which will require the Company to contribute approximately $1,100 over a four-year period (2010 through 2013). As of December 31, 2010, Alcoa has made equity contributions of $160. The timing of the amounts included in the preceding table may vary based on changes in anticipated construction schedules of the project.

Payments related to acquisitions are based on provisions in certain acquisition agreements that state additional funds are due to the seller from Alcoa if the businesses acquired achieve stated financial and operational thresholds. Amounts are only presented in the preceding table if it is has been determined that payment is more likely than not to occur. In connection with the 2005 acquisition of two fabricating facilities in Russia, Alcoa could be required to make contingent payments of approximately $50 through 2015, but are not included in the preceding table as they have not met such standard.

Off-Balance Sheet Arrangements. As of December 31, 2010, Alcoa has maximum potential future payments for guarantees issued on behalf of certain third parties of $553. These guarantees expire in 2015 through 2027 and relate to project financing for hydroelectric power projects in Brazil and the aluminum complex in Saudi Arabia. Alcoa also has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others, which expire at various dates, that total $425 at December 31, 2010.

Alcoa has outstanding letters of credit in the amount of $350 as of December 31, 2010. These letters of credit relate primarily to workers’ compensation, derivative contracts, and leasing obligations, and expire at various dates, mostly in 2011. Alcoa also has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2011, was $154 at December 31, 2010.

Alcoa had a program to sell a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash (up to $250). This program was renewed on October 29, 2009 and was due to expire on October 28, 2010. On March 26, 2010, Alcoa terminated this program and repaid the $250 originally received in 2009. In light of the adoption of accounting changes related to the transfer of financial assets, had the securitization program not been terminated, it would have resulted in a $250 increase in both Receivables from customers and Short-term borrowings on Alcoa’s Consolidated Balance Sheet. As of December 31, 2009, Alcoa derecognized $250 in Receivables from customers on its Consolidated Balance Sheet under this program. Alcoa serviced the customer receivables for the third-party at market rates; therefore, no servicing asset or liability was recorded.

Also on March 26, 2010, Alcoa entered into two arrangements with third parties to sell certain customer receivables outright without recourse. In December 2010, Alcoa sold $192 in customer receivables under these arrangements. As of December 31, 2010, $150 of the sold receivables remain uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

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

Alcoa accounts for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded in other current and noncurrent assets and liabilities in the Consolidated Balance Sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to sales, cost of goods sold, or other income or expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years.

If no hedging relationship is designated, the derivative is marked to market through earnings.

Cash flows from derivatives are recognized in the Statement of Consolidated Cash Flows in a manner consistent with the underlying transactions.

Environmental Matters. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis or sooner if significant changes in matters have occurred to determine if a change in the likelihood of an unfavorable outcome or the estimate of a loss is necessary.

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

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls, various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2010 ranges from less than $1 to $52 per structure (129 structures) in today’s dollars.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units, of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Flat-Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,009) and Alcoa Power and Propulsion (APP) ($1,623) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,851). These amounts include an allocation of Corporate goodwill. In 2010, the estimated fair values of all nine reporting units were substantially in excess of their carrying values, resulting in no impairment.

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

Properties, Plants, and Equipment. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a DCF model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of assets also require significant judgments.

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

Pension and Other Postretirement Benefits. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, manufacturing, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. The impact on the liabilities of a change in the discount rate of 1/4 of 1% would be approximately $355 and either a charge or credit of $12 to after-tax earnings in the following year.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption has expanded from one that relied primarily on historical asset return information to one that also incorporates forward-looking returns by asset class, as described below.

Prior to developing the expected long-term rate of return for calendar year 2009, management focused on historical actual returns (annual, 10-year moving, and 20-year moving averages) when developing this assumption. Based on that process, management utilized 9% for the expected long-term rate of return for several years through 2008. For calendar year 2009, the expected long-term rate of return was reduced to 8.75% due to lower future expected market returns as a result of the then global economic downturn. This was supported by the fact that, in 2008, the 10-year moving average of actual performance fell below 9% for the first time in 20 years, although the 20-year moving average continued to exceed 9%.

For calendar year 2010, management expanded its process by incorporating expected future returns on current and planned asset allocations using information from various external investment managers and management’s own judgment. Management considered this forward-looking analysis as well as the historical return information, and concluded the expected rate of return for calendar 2010 would remain at 8.75%, which was between the 20-year moving average actual return performance and the estimated future return developed by asset class.

For calendar year 2011, management again incorporated both actual historical return information and expected future returns into its analysis. Based on strategic asset allocations and current estimates of future returns by asset class, management will be using 8.50% as its expected long-term rate of return for 2011. This rate again falls within the range of the 20-year moving average of actual performance and the expected future return developed by asset class.

A change in the assumption for the expected long-term rate of return on plan assets of 1/4 of 1% would impact after-tax earnings by approximately $16 for 2011.

In 2010, a net charge of $216 ($138 after-tax) was recorded in other comprehensive income, primarily due to a 40 basis point decrease in the discount rate, which was somewhat offset by the favorable performance of the plan assets and the recognition of actuarial losses and prior service costs. In 2009, a net charge of $182 ($102 after-tax) was recorded in other comprehensive loss, primarily due to a 25 basis point decrease in the discount rate, which was somewhat offset by the favorable performance of the plan assets and the recognition of actuarial losses and prior service costs. Additionally, in 2010 and 2009, a charge of $2 and $8, respectively, was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy.

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

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in January each year. As a result, a larger portion of expense will be recognized in the first half of each year for these retirement-eligible employees. Compensation expense recorded in 2010, 2009, and 2008 was $84 ($57 after-tax), $87 ($58 after-tax), and $94 ($63 after-tax), respectively. Of this amount, $19, $21, and $19 in 2010, 2009, and 2008, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

Plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Klaus Kleinfeld
Klaus Kleinfeld Chairman and Chief Executive Officer

/s/ Charles D. McLane, Jr.
Charles D. McLane, Jr. Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive income (loss), and consolidated cash flows present fairly, in all material respects, the financial position of Alcoa Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the accompanying consolidated financial statements, effective January 1, 2009, the Company changed its accounting and reporting for business combinations.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 17, 2011

Alcoa and subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2010	2009	2008
Sales (Q)	$21,013	$18,439	$26,901
Cost of goods sold (exclusive of expenses below)	17,174	16,902	22,175
Selling, general administrative, and other expenses	961	1,009	1,167
Research and development expenses	174	169	246
Provision for depreciation, depletion, and amortization	1,450	1,311	1,234
Restructuring and other charges (D)	207	237	939
Interest expense (V)	494	470	407
Other expenses (income), net (O)	5	(161)	(59)
Total costs and expenses	20,465	19,937	26,109
Income (loss) from continuing operations before income taxes	548	(1,498)	792
Provision (benefit) for income taxes (T)	148	(574)	342
Income (loss) from continuing operations	400	(924)	450
Loss from discontinued operations (B)	(8)	(166)	(303)
Net income (loss)	392	(1,090)	147
Less: Net income attributable to noncontrolling interests	138	61	221
Net Income (Loss) Attributable to Alcoa	$254	$(1,151)	$(74)
Amounts Attributable to Alcoa Common Shareholders:
Income (loss) from continuing operations	$262	$(985)	$229
Loss from discontinued operations	(8)	(166)	(303)
Net income (loss)	$254	$(1,151)	$(74)
Earnings per Share Attributable to Alcoa Common Shareholders (S):
Basic:
Income (loss) from continuing operations	$0.25	$(1.06)	$0.27
Loss from discontinued operations	-	(0.17)	(0.37)
Net income (loss)	$0.25	$(1.23)	$(0.10)
Diluted:
Income (loss) from continuing operations	$0.25	$(1.06)	$0.27
Loss from discontinued operations	(0.01)	(0.17)	(0.37)
Net income (loss)	$0.24	$(1.23)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2010	2009
Assets
Current assets:
Cash and cash equivalents (X)	$1,543	$1,481
Receivables from customers, less allowances of $45 in 2010 and $70 in 2009 (U)	1,565	1,529
Other receivables	326	653
Inventories (G)	2,562	2,328
Prepaid expenses and other current assets	873	1,031
Total current assets	6,869	7,022
Properties, plants, and equipment, net (H)	20,161	19,828
Goodwill (E)	5,119	5,051
Investments (I)	1,340	1,061
Deferred income taxes (T)	3,184	2,958
Other noncurrent assets (J)	2,521	2,419
Assets held for sale (B)	99	133
Total Assets	$39,293	$38,472
Liabilities
Current liabilities:
Short-term borrowings (K & X)	$92	$176
Accounts payable, trade	2,322	1,954
Accrued compensation and retirement costs	929	925
Taxes, including income taxes	461	345
Other current liabilities	1,201	1,345
Long-term debt due within one year (K & X)	231	669
Total current liabilities	5,236	5,414
Long-term debt, less amount due within one year (K & X)	8,842	8,974
Accrued pension benefits (W)	2,923	3,163
Accrued other postretirement benefits (W)	2,615	2,696
Other noncurrent liabilities and deferred credits (L)	2,560	2,605
Liabilities of operations held for sale (B)	31	60
Total liabilities	22,207	22,912
Commitments and contingencies (N)
Convertible securities of subsidiary (I)	-	40

Equity
Alcoa shareholders’ equity:
Preferred stock (R)	55	55
Common stock (R)	1,141	1,097
Additional capital	7,087	6,608
Retained earnings	11,149	11,020
Treasury stock, at cost	(4,146)	(4,268)
Accumulated other comprehensive loss	(1,675)	(2,092)
Total Alcoa shareholders’ equity	13,611	12,420
Noncontrolling interests (M)	3,475	3,100
Total equity	17,086	15,520
Total Liabilities and Equity	$39,293	$38,472

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2010	2009	2008
Cash from Operations
Net income (loss)	$392	$(1,090)	$147
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	1,451	1,311	1,234
Deferred income taxes (T)	(287)	(596)	(261)
Equity (income) loss, net of dividends	(22)	39	(48)
Restructuring and other charges (D)	207	237	939
Net gain from investing activities—asset sales (O)	(9)	(106)	(50)
Loss from discontinued operations (B)	8	166	303
Stock-based compensation (R)	84	87	94
Excess tax benefits from stock-based payment arrangements	(1)	-	(15)
Other	151	219	(206)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(94)	676	233
(Increase) decrease in inventories	(215)	1,258	(353)
Decrease (increase) in prepaid expenses and other current assets	26	126	(97)
Increase (decrease) in accounts payable, trade	328	(632)	21
(Decrease) in accrued expenses	(237)	(101)	(288)
Increase (decrease) in taxes, including income taxes	505	(144)	28
Pension contributions (W)	(113)	(128)	(523)
(Increase) in noncurrent assets	(85)	(203)	(242)
Increase in noncurrent liabilities	183	233	169
(Increase) decrease in net assets held for sale	(18)	27	16
Cash provided from continuing operations	2,254	1,379	1,101
Cash provided from (used for) discontinued operations	7	(14)	133
Cash provided from operations	2,261	1,365	1,234
Financing Activities
Net change in short-term borrowings (K)	(44)	(292)	(96)
Net change in commercial paper (K)	-	(1,535)	679
Additions to long-term debt (K)	1,126	1,049	2,253
Debt issuance costs (K)	(6)	(17)	(56)
Payments on long-term debt (K)	(1,757)	(156)	(204)
Proceeds from exercise of employee stock options (R)	13	-	177
Excess tax benefits from stock-based payment arrangements	1	-	15
Issuance of common stock (R)	-	876	-
Repurchase of common stock	-	-	(1,082)
Dividends paid to shareholders	(125)	(228)	(556)
Distributions to noncontrolling interests	(256)	(140)	(295)
Contributions from noncontrolling interests (I & M)	162	480	643
Acquisitions of noncontrolling interests (I)	(66)	-	-
Cash (used for) provided from financing activities	(952)	37	1,478
Investing Activities
Capital expenditures	(1,015)	(1,617)	(3,413)
Capital expenditures of discontinued operations	-	(5)	(25)
Acquisitions, net of cash acquired (F & P)	(72)	112	(276)
Acquisitions of noncontrolling interests (F & P)	-	-	(141)
Proceeds from the sale of assets and businesses (F)	4	(65)	2,710
Additions to investments	(352)	(181)	(1,303)
Sales of investments (I)	141	1,031	72
Other	22	4	(34)
Cash used for investing activities	(1,272)	(721)	(2,410)
Effect of exchange rate changes on cash and cash equivalents	25	38	(23)
Net change in cash and cash equivalents	62	719	279
Cash and cash equivalents at beginning of year	1,481	762	483
Cash and cash equivalents at end of year	$1,543	$1,481	$762

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other compre- hensive loss	Noncontrolling interests	Total equity
Balance at December 31, 2007	$55	$925	$5,774	$13,039	$(3,440)	$(337)	$2,460	$18,476
Net (loss) income	-	-	-	(74)	-	-	221	147
Other comprehensive loss	-	-	-	-	-	(2,832)	(362)	(3,194)
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.68 per share	-	-	-	(554)	-	-	-	(554)
Stock-based compensation (R)	-	-	94	-	-	-	-	94
Common stock issued: compensation plans (R)	-	-	(18)	-	196	-	-	178
Repurchase of common stock (R)	-	-	-	-	(1,082)	-	-	(1,082)
Distributions	-	-	-	-	-	-	(295)	(295)
Contributions (M)	-	-	-	-	-	-	643	643
Purchase of equity from noncontrolling interest (F)	-	-	-	-	-	-	(69)	(69)
Cumulative effect adjustment due to the adoption of accounting changes related to the measurement date of benefit plans, net of tax (W)	-	-	-	(9)	-	-	-	(9)
Other	-	-	-	-	-	-	(1)	(1)
Balance at December 31, 2008	55	925	5,850	12,400	(4,326)	(3,169)	2,597	14,332
Net (loss) income	-	-	-	(1,151)	-	-	61	(1,090)
Other comprehensive income	-	-	-	-	-	1,077	323	1,400
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.26 per share	-	-	-	(227)	-	-	-	(227)
Beneficial conversion option on convertible notes, net of tax (K)	-	-	43	-	-	-	-	43
Stock-based compensation (R)	-	-	87	-	-	-	-	87
Common stock issued: compensation plans (R)	-	-	(76)	-	58	-	-	(18)
Issuance of common stock (R)	-	172	704	-	-	-	-	876
Distributions	-	-	-	-	-	-	(140)	(140)
Contributions (M)	-	-	-	-	-	-	440	440
Purchase of equity from noncontrolling interest (F)	-	-	-	-	-	-	(179)	(179)
Other	-	-	-	-	-	-	(2)	(2)
Balance at December 31, 2009	55	1,097	6,608	11,020	(4,268)	(2,092)	3,100	15,520
Net income	-	-	-	254	-	-	138	392
Other comprehensive income	-	-	-	-	-	417	334	751
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.12 per share	-	-	-	(123)	-	-	-	(123)
Stock-based compensation (R)	-	-	84	-	-	-	-	84
Common stock issued: compensation plans (R)	-	-	(139)	-	122	-	-	(17)
Issuance of common stock (R)	-	44	556	-	-	-	-	600
Distributions	-	-	-	-	-	-	(256)	(256)
Contributions (M)	-	-	-	-	-	-	162	162
Purchase of equity from noncontrolling interest (F)	-	-	(2)	-	-	-	(4)	(6)
Other (I)	-	-	(20)	-	-	-	1	(19)
Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss)

(in millions)

For the year ended December 31,	Alcoa Inc.			Noncontrolling Interests			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net income (loss)	$254	$(1,151)	$(74)	$138	$61	$221	$392	$(1,090)	$147
Other comprehensive income (loss), net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefit plans (W)	(140)	(110)	(1,382)	(4)	8	(52)	(144)	(102)	(1,434)
Foreign currency translation adjustments (A)	441	1,377	(1,457)	334	320	(311)	775	1,697	(1,768)
Unrealized (losses) gains on available-for-sale securities (I):
Unrealized holding (losses) gains	(5)	49	(432)	-	-	-	(5)	49	(432)
Net amount reclassified to earnings	4	381	-	-	-	-	4	381	-
Net change in unrealized (losses) gains on available-for-sale securities	(1)	430	(432)	-	-	-	(1)	430	(432)
Unrecognized gains (losses) on derivatives (X):
Net change from periodic revaluations	(21)	(609)	282	4	(5)	3	(17)	(614)	285
Net amount reclassified to earnings	138	(11)	157	-	-	(2)	138	(11)	155
Net unrecognized gains (losses) on derivatives	117	(620)	439	4	(5)	1	121	(625)	440
Total Other comprehensive income (loss), net of tax	417	1,077	(2,832)	334	323	(362)	751	1,400	(3,194)
Comprehensive income (loss)	$671	$(74)	$(2,906)	$472	$384	$(141)	$1,143	$310	$(3,047)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts)

A. Summary of Significant Accounting Policies

Basis of Presentation. The Consolidated Financial Statements of Alcoa Inc. and subsidiaries (“Alcoa” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters. Certain amounts in previously issued financial statements were reclassified to conform to the 2010 presentation.

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

Segment	Structures	Machinery and equipment
Alumina	30	24
Primary Metals	34	22
Flat-Rolled Products	32	20
Engineered Products and Solutions	25	18

Gains or losses from the sale of assets are generally recorded in other income or expenses (see policy that follows for assets classified as held for sale and discontinued operations). Repairs and maintenance are charged to expense as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. Depletion related to mineral reserves is recorded using the units of production method.

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

Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model (DCF model). The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of asset also require significant judgments.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units, of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Flat-Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,009) and Alcoa Power and Propulsion (APP) ($1,623) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,851). These amounts include an allocation of Corporate goodwill. In 2010, the estimated fair values of all nine reporting units were substantially in excess of their carrying values, resulting in no impairment.

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

Environmental Matters. Expenditures for current operations are expensed or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, which will not contribute to future revenues, are expensed. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. The liability may include costs such as site investigations, consultant fees, feasibility studies, outside contractors, and monitoring expenses. Estimates are generally not discounted or reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. The estimates also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share. The liability is continuously reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis or sooner if significant changes in matters have occurred to determine if a change in the likelihood of an unfavorable outcome or the estimate of a loss is necessary.

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

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence.

Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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

Alcoa accounts for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded in other current and noncurrent assets and liabilities in the Consolidated Balance Sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to sales, cost of goods sold, or other income or expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years.

If no hedging relationship is designated, the derivative is marked to market through earnings.

Cash flows from derivatives are recognized in the Statement of Consolidated Cash Flows in a manner consistent with the underlying transactions.

Foreign Currency. The local currency is the functional currency for Alcoa’s significant operations outside the U.S., except for certain operations in Canada, Russia and Iceland, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Alcoa’s operations is made based on the appropriate economic and management indicators.

Effective January 1, 2010, the functional currency of a subsidiary located in Brazil (that is part of Alcoa World Alumina and Chemicals, which is 60% owned by Alcoa and 40% owned by Alumina Limited) was changed from the U.S. dollar to the Brazilian real (BRL). This change was made as a result of changes in the operations of the business following the completion of the São Luís refinery expansion and Juruti bauxite mine development. In connection with this change, on January 1, 2010, an adjustment of $309 was recorded as an increase to the net nonmonetary assets of this subsidiary (primarily properties, plants, and equipment) with a corresponding adjustment to the foreign currency translation component of Accumulated other comprehensive loss. The functional currency of all of Alcoa’s Brazilian operations is now BRL.

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

Business Combinations and Consolidation Accounting—On January 1, 2010, Alcoa adopted changes issued by the FASB to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on January 6, 2010 for a scope clarification to the FASB’s previously-issued guidance (see directly below) on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

On January 1, 2009, Alcoa adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes resulted in a charge of $18 ($12 after-tax) in Restructuring and other charges on the accompanying Statement of Consolidated Operations for the write off of previously capitalized third-party costs related to potential business acquisitions (see Note D). Also, this guidance was applied to an acquisition completed on March 31, 2009 (see Note F).

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

Derivative Instruments and Hedging Activities—On July 1, 2010, Alcoa adopted changes to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

Pension and Other Postretirement Benefits—On December 31, 2009, Alcoa adopted changes issued by the FASB to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. Other than the required disclosures (see Note W), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

Other—On January 1, 2010, Alcoa adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the Consolidated Financial Statements. In March 2010, management terminated the Company’s accounts receivable securitization program (see Note U); had this program not been terminated, the adoption of these changes would have resulted in a $250 increase to both Receivables from customers and Short-term borrowings on the accompanying Consolidated Balance Sheet.

Effective January 1, 2010, Alcoa adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarify that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated (see directly below). Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note Y), the adoption of these changes had no impact on the Consolidated Financial Statements.

On June 30, 2009, Alcoa adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date (see directly above). The adoption of these changes had no impact on the Consolidated Financial Statements as management already followed a similar approach prior to the adoption of this new guidance (see Note Y).

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

Recently Issued Accounting Guidance. In December 2010, the FASB issued changes to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for Alcoa beginning January 1, 2011. Upon adoption, management has determined these changes will not have an impact on the Consolidated Financial Statements.

In December 2010, the FASB issued changes to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for Alcoa beginning January 1, 2011. Based on the most recent impairment review of Alcoa’s goodwill (2010 fourth quarter), management has determined these changes will not have an impact on the Consolidated Financial Statements upon adoption.

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

B. Discontinued Operations and Assets Held for Sale

For the year ended December 31, 2010, there were no active businesses classified as discontinued operations. The Electrical and Electronic Solutions (EES) business was the only active business classified as discontinued operations in the accompanying Statement of Consolidated Operations for the years ended December 31, 2009 and 2008.

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

The following table details selected financial information of discontinued operations:

	2010	2009	2008
Sales	$-	$306	$1,218
Loss from operations before income taxes	$(11)	$(221)	$(424)
Benefit for income taxes	3	55	121
Loss from discontinued operations	$(8)	$(166)	$(303)

In 2010, discontinued operations included an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business (see Note F) and an additional loss of $2 ($4 pretax) related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction. In 2009, discontinued operations was comprised of a $129 ($168 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business, a $9 ($13 pretax) loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures. In 2008, discontinued operations was comprised of asset impairments of $162 ($225 pretax) to reflect the estimated fair value of the EES business and a net operating loss of $141 ($199 pretax), which included restructuring charges of $39 ($53 pretax) for headcount reductions of approximately 6,200 and a charge of $16 ($25 pretax) for obsolete inventory.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business (one remaining plant located in Brazil), the electronics portion of the EES business (working capital components), and the Hawesville, KY automotive casting facility. The assets and liabilities of the Transportation Products Europe business (sold in April 2010 – see Note F) were also classified as held for sale as of December 31, 2009.

The major classes of assets and liabilities of operations held for sale were as follows:

December 31,	2010	2009
Assets:
Receivables	$28	$41
Inventories	22	26
Properties, plants, and equipment	35	45
Other assets	14	21
Assets held for sale	$99	$133
Liabilities:
Accounts payable, trade	$10	$25
Accrued expenses	21	35
Liabilities of operations held for sale	$31	$60

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

The following table details the carrying value of recorded AROs by major category (of which $92 and $38 was classified as a current liability as of December 31, 2010 and 2009, respectively):

December 31,	2010	2009
Spent pot lining disposal	$177	$196
Closure of bauxite residue areas	156	136
Mine reclamation	156	101
Landfill closure	19	17
Other	26	3
	$534	$453
*	In 2010, Other includes new obligations recorded as a result of management’s decision to permanently shutdown and demolish five structures, each of which was previously temporarily idled for different reasons (see Note D).

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2010	2009
Balance at beginning of year	$453	$302
Accretion expense	21	18
Payments	(38)	(26)
Liabilities incurred	43	119
Translation and other	55	40
Balance at end of year	$534	$453

In addition to the above AROs, certain CAROs related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record a retirement obligation for the removal, treatment, transportation, storage, and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, PCBs, various process residuals, solid wastes, electronic equipment waste, and various other materials. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2010 ranges from less than $1 to $52 per structure (129 structures) in today’s dollars.

D. Restructuring and Other Charges

Restructuring and other charges for each year in the three-year period ended December 31, 2010 were comprised of the following:

	2010	2009	2008
Asset impairments	$139	$54	$670
Layoff costs	43	186	183
Other exit costs	58	37	109
Reversals of previously recorded layoff and other exit costs	(33)	(40)	(23)
Restructuring and other charges	$207	$237	$939

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2010 Actions. In 2010, Alcoa recorded Restructuring and other charges of $207 ($130 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($80 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $43 ($29 after-tax and noncontrolling interests) for the layoff of approximately 830 employees (625 in the Engineered Products and Solutions segment; 75 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 15 in the Alumina segment; and 90 in Corporate); $22 ($14 after-tax) in net charges (including $12 ($8 after-tax) for asset impairments) related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $2 ($2 after-tax and noncontrolling interests) for various other exit costs; and $33 ($24 after-tax and noncontrolling interests) for the reversal of prior periods’ layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement (see the European Commission Matters section of Note N).

In early 2010, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year); the smelter located in Badin, NC (capacity of 60 kmt-per-year); an aluminum fluoride plant in Point Comfort, TX; a paste plant and cast house in Massena, NY; and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations (see Note C) and $14 ($9 after-tax) in environmental remediation (see Note N), both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

As of December 31, 2010, approximately 630 of the 830 employees were terminated. The remaining terminations are expected to be completed by the end of 2011. In 2010, cash payments of $21 were made against layoff reserves related to 2010 restructuring programs.

2009 Actions. In 2009, Alcoa recorded Restructuring and other charges of $237 ($151 after-tax and noncontrolling interests), which were comprised of the following components: $177 ($121 after-tax and noncontrolling interests) for the layoff of approximately 6,600 employees (2,980 in the Engineered Products and Solutions segment; 2,190 in the Flat-Rolled Products segment; 1,080 in the Primary Metals segment; 180 in the Alumina segment; and 170 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions (see Note W); $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business and $13 ($11 after-tax) in other asset impairments; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations (see Note A) and net charges of $19 ($10 after-tax and noncontrolling interests) for various other items, such as accelerated depreciation and lease termination costs for shutdown facilities; and $40 ($29 after-tax and noncontrolling interests) for reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances.

As of December 31, 2010, approximately 5,500 of the 6,000 employees were terminated. The total number of employees associated with 2009 restructuring programs was updated to reflect changes in plans (e.g., the previously mentioned new power agreement at the Portovesme smelter in Italy – see 2010 Activity above), natural attrition, and other factors. The remaining terminations are expected to be completed by the end of 2011. In 2010 and 2009, cash payments of $60 and $62, respectively, were made against layoff reserves related to 2009 restructuring programs.

2008 Actions. In late 2008, Alcoa took specific actions to reduce costs and strengthen its portfolio, partly due to the economic downturn. Such actions included targeted reductions, curtailments, and plant closures and consolidations, which will reduce headcount by approximately 5,300, resulting in layoff charges of $138 ($98 after-tax and noncontrolling interests), asset impairments of $156 ($88 after-tax and noncontrolling interests), and other exit costs of $58 ($57 after-tax). The significant components of these actions were as follows:

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

– In order to reduce overhead serving various businesses, approximately 130 positions were eliminated at Corporate, resulting in severance charges of $14 and other exits costs of $3.

In addition to the above actions, Alcoa intends to sell its Global Foil (the Sabiñánigo, Spain and Shanghai, China plants were sold in late 2009 – see Note F) and Transportation Products Europe (sold in 2010 – see Note F) businesses in order to streamline its portfolio. As a result of this decision, the assets and related liabilities of the Global Foil and Transportation Products Europe businesses were classified as held for sale (see Note B). Asset impairments of $129 ($100 after-tax) and $52 ($49 after-tax) were recognized to reflect the estimated fair values of the Global Foil and Transportation Products Europe businesses, respectively. Also, Alcoa and Orkla ASA agreed to exchange their stakes in the Sapa AB and Elkem Aluminium ANS joint ventures (see Notes F and I). This portfolio action resulted in an impairment charge of $333 ($223 after-tax) to reflect the estimated fair value of Alcoa’s investment in Sapa AB.

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

As of December 31, 2010, the terminations associated with 2008 restructuring programs were essentially complete. The total number of employees associated with 2008 restructuring programs was updated during 2010 to reflect changes in plans, natural attrition, and other factors resulting in terminations of approximately 6,000 (previously 6,200). In 2010 and 2009, cash payments of $12 and $112, respectively, were made against layoff reserves related to 2008 restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	2010	2009	2008
Alumina	$12	$5	$89
Primary Metals	145	30	94
Flat-Rolled Products	(11)	65	273
Engineered Products and Solutions	18	64	104
Packaging and Consumer	-	-	45
Segment total	164	164	605
Corporate	43	73	334
Total restructuring and other charges	$207	$237	$939

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2007	$115	$42	$157
2008:
Cash payments	(91)	(19)	(110)
Restructuring charges	236	65	301
Other*	(9)	(11)	(20)
Reserve balances at December 31, 2008	251	77	328
2009:
Cash payments	(203)	(18)	(221)
Restructuring charges	186	13	199
Other*	(74)	(6)	(80)
Reserve balances at December 31, 2009	160	66	226
2010:
Cash payments	(93)	(15)	(108)
Restructuring charges	43	53	96
Other*	(57)	(41)	(98)
Reserve balances at December 31, 2010	$53	$63	$116
*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations (see Note C) and environmental remediation (see Note N), respectively. In 2009, Other for layoff costs also included a reduction of $26 for reserves related to the wire harness and electrical portion of the EES business as Platinum Equity assumed these obligations (see Note F).

The remaining reserves are expected to be paid in cash during 2011, with the exception of approximately $60 to $65, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Goodwill and Other Intangible Assets

The following table details the changes in the carrying amount of goodwill:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Corporate*	Total
Balance at December 31, 2008:
Goodwill	$15	$931	$202	$2,505	$1,356	$5,009
Accumulated impairment losses	-	-	-	(28)	-	(28)
	15	931	202	2,477	1,356	4,981
Acquisition of businesses	-	-	-	(2)	-	(2)
Translation	2	8	7	29	35	81
Other adjustments	-	-	1	-	(10)	(9)
Balance at December 31, 2009:
Goodwill	17	939	210	2,532	1,381	5,079
Accumulated impairment losses	-	-	-	(28)	-	(28)
	17	939	210	2,504	1,381	5,051
Acquisition of businesses	-	48	-	28	-	76
Translation	(5)	6	(3)	(9)	3	(8)
Other adjustments	-	-	-	-	-	-
Balance at December 31, 2010:
Goodwill	12	993	207	2,551	1,384	5,147
Accumulated impairment losses	-	-	-	(28)	-	(28)
	$12	$993	$207	$2,523	$1,384	$5,119
*	As of December 31, 2010, $1,359 of the amount reflected in Corporate is allocated to each of Alcoa’s four reportable segments ($166 to Alumina, $858 to Primary Metals, $61 to Flat-Rolled Products, and $274 to Engineered Products and Solutions) included in the table above for purposes of impairment testing (see Note A). This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the four reportable segments.

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

December 31, 2010	Gross carrying amount	Accumulated amortization
Computer software	$919	$(550)
Patents and licenses	148	(80)
Other intangibles	68	(27)
Total amortizable intangible assets	1,135	(657)
Indefinite-lived trade names and trademarks	34	-
Total other intangible assets	$1,169	$(657)

December 31, 2009	Gross carrying amount	Accumulated amortization
Computer software	$944	$(487)
Patents and licenses	148	(73)
Other intangibles	78	(42)
Total amortizable intangible assets	1,170	(602)
Indefinite-lived trade names and trademarks	22	-
Total other intangible assets	$1,192	$(602)

Computer software consists primarily of software costs associated with an enterprise business solution (EBS) within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2010, 2009, and 2008 was $85, $84, and $76, respectively, and is expected to be in the range of approximately $80 to $90 annually from 2011 to 2015.

F. Acquisitions and Divestitures

Pro forma results of the Company, assuming all acquisitions discussed below were made at the beginning of the earliest prior period presented, would not have been materially different from the results reported.

2010 Acquisitions. In July 2010, Alcoa completed an acquisition of the commercial building and construction business of a privately-held company, Traco, for $77. This business, located in Cranberry, Pennsylvania, employing 650 people, is a premier manufacturer of windows and doors for the commercial building and construction market and generated sales of approximately $100 in 2009. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of the end of July 2010 and this business’ results of operations were included in this segment since the beginning of August 2010. Based on the current purchase price allocation, goodwill of $28 was recorded for this transaction, all of which is deductible for income tax purposes. The final allocation of the purchase price will be based on valuation and other studies, including environmental and other contingent liabilities, which will be completed in 2011. This transaction is subject to certain post-closing adjustments as defined in the acquisition agreement.

2010 Divestitures. In April 2010, Alcoa completed the divestiture of the Transportation Products Europe business, the assets and liabilities of which were classified as held for sale in 2008 (see Note B), to two separate buyers. Combined, this business sold for $14, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows; a gain of $5 ($5 after-tax) was recognized in Restructuring and other charges on the accompanying Statement of Consolidated Operations. These two transactions are no longer subject to post-closing adjustments. This business generated sales of $78 in 2009 and, at the time of divestiture, had approximately 360 employees at three locations.

2009 Acquisitions. In March 2009, Alcoa completed a non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s (Orkla) 50% stake in the Elkem Aluminium ANS joint venture (Elkem). As a result of this transaction, Elkem is now owned 100% by Alcoa and Sapa AB is now owned 100% by Orkla. Prior to the completion of the exchange transaction, Alcoa accounted for its investments in Sapa AB and Elkem on the equity method and the carrying values were $475 and $435, respectively, at December 31, 2008. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt and the anode plant in Mosjøen in which Alcoa already held an 82% stake. These three facilities employed approximately 700 workers combined. The addition of the two smelters and anode plant (supports Norway and Iceland operations) strengthens Alcoa’s leadership position within the aluminum industry. The assets and liabilities of Elkem were included in the Primary Metals segment beginning March 31, 2009 (the final amounts to be recorded will be based on valuation and other studies that have not yet been completed – see below) and Elkem’s results of operations were reflected in this segment starting on April 1, 2009 (prior to this transaction, Alcoa’s existing 50% stake in Elkem was reflected as equity income in this segment). The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax), comprised of a $156 adjustment to the carrying value of Alcoa’s existing 50% interest in Elkem in accordance with fair value accounting and a $32 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture. The $188 gain was reflected in Other income, net on the accompanying Statement of Consolidated Operations, of which $156 ($112 after-tax) was reflected in the Primary Metals segment and $32 ($21 after-tax) was reflected in Corporate. The portion of the gain reflected in Corporate was because the original write-down of the 45.45% Sapa AB investment to its estimated fair value in December 2008 was reflected in Corporate (see Note D and I). At the time the exchange transaction was completed, Elkem had $18 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

In early 2010, the purchase price allocation was finalized based on the completion of a valuation study resulting in goodwill of $48 (half of which is deductible for U.S. income tax purposes) and a corresponding reduction in properties, plants, and equipment. There was no change to the gain recognized on the transaction in 2009. Under business combination accounting, prior periods, beginning with the period of acquisition, are required to be revised to reflect changes to the original purchase price allocation; however, this $48 (and the related depreciation expense that would have been recognized in 2009) was deemed immaterial for this purpose.

In June 2009, Alcoa completed an acquisition of a fasteners business located in Morocco for $3. This transaction did not have a material impact on Alcoa’s Consolidated Financial Statements.

In July 2009, Alcoa World Alumina LLC (AWA LLC), a majority-owned subsidiary of Alcoa and part of Alcoa World Alumina and Chemicals, acquired a BHP Billiton (BHP) subsidiary that holds interests in four bauxite mines and one refining facility in the Republic of Suriname. These interests were part of joint ventures between AWA LLC’s wholly-owned subsidiary in Suriname (Suriname Aluminum Company LLC (Suralco)) and BHP’s subsidiary in which Suralco held a 55% stake and BHP’s subsidiary held a 45% stake. This acquisition strengthens Alcoa’s presence in Suriname and supports its overall growth strategy. In this transaction, in exchange for relinquishing BHP of any further obligations, liabilities, and responsibilities related to the joint ventures (certain of which could result in the recognition of charges in future periods), AWA LLC received direct ownership of the BHP subsidiary. This transaction was accounted for as an asset acquisition as it did not meet the requirements to be accounted for as a business combination. Prior to the completion of this transaction, Suralco accounted for its 55% interest in the Suriname operations on the proportional consolidation method. The assets and liabilities of the former BHP subsidiary were included in the Alumina segment beginning July 31, 2009 and 100% of the results of the Suriname operations were reflected in this segment starting on August 1, 2009. This acquisition resulted in the addition of 993 kmt of alumina refining capacity (2,207 kmt is total refinery capacity – approximately 870 kmt is curtailed) to Alcoa’s global refining system. Alcoa recorded a gain of $92 ($36 after-tax and noncontrolling interest), which was reflected in Other income, net on the accompanying Statement of Consolidated Operations and was reflected in the Alumina segment’s results ($60 after-tax). At the time this transaction was completed, the BHP subsidiary had $97 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

2009 Divestitures. In June 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity, effective June 1, 2009. Alcoa paid $200 to divest this portion of the EES business and recognized a loss of $129 ($168 pretax) in discontinued operations (see Note B) on the accompanying Statement of Consolidated Operations. The total cash payment was comprised of the agreed upon transaction price of $175 and working capital and other adjustments of $25 based on the provisions of the purchase agreement. This transaction remains subject to certain post-closing adjustments as defined in the purchase agreement. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include the $200 as a cash outflow. The wire harness and electrical portion of the EES business generated sales of $1,114 in 2008 and, at the time of divestiture, had operations in 13 countries employing approximately 16,200 employees.

In early 2010, Alcoa recognized an additional loss of $6 ($9 pretax) in discontinued operations as a result of a contract settlement with a former customer of this business (see Note B). Separately, the legal entity that operated the previously sold wire harness and electrical business in Germany filed for insolvency. No lawsuits have been filed against Alcoa related to this bankruptcy. While the Company may be subject to claims in the insolvency proceedings, it has an indemnity from Platinum Equity.

In December 2009, Alcoa completed the divestiture of the electronics portion of the EES business to Flextronics Inc. Alcoa paid $4 upon consummation of the transaction and recognized a loss of $9 ($13 pretax) in discontinued operations (see Note B) on the accompanying Statement of Consolidated Operations. This transaction remains subject to certain post-closing adjustments as defined in the purchase agreement. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include this payment as a cash outflow. The electronics portion of the EES business generated sales of $104 in 2008 and, at the time of divestiture, had operations in four countries employing approximately 450 employees.

In late 2009, Alcoa completed the sale of two of its foil plants (Sabiñánigo, Spain and Shanghai, China), which were part of the Global Foil business, the assets and liabilities of which were classified as held for sale in 2008 (see Note B), to two separate buyers. Combined, these two facilities were sold for $20, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows, and resulted in a net loss of less than $1. These two transactions are no longer subject to post-closing adjustments. These two locations generated sales of $169 in 2008 and, at the time of divestiture, had approximately 460 employees.

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

In 2008, Alcoa made a $47 contingent payment related to a 2003 acquisition (see 2008 Acquisitions). This payment was recorded as an adjustment to goodwill and was included in Acquisitions, net of cash acquired on the accompanying Statement of Consolidated Cash Flows. In connection with the 2005 acquisition of two fabricating facilities in Russia, Alcoa could be required to make contingent payments of approximately $50 through 2015 based upon the achievement of various financial and operating targets. Any such payment would be reflected as additional goodwill.

G. Inventories

December 31,	2010	2009
Finished goods	$470	$441
Work-in-process	814	680
Bauxite and alumina	621	593
Purchased raw materials	401	359
Operating supplies	256	255
	$2,562	$2,328

At December 31, 2010 and 2009, 36% and 35% of total inventories, respectively, were valued on a LIFO basis. If valued on an average-cost basis, total inventories would have been $742 and $717 higher at December 31, 2010 and 2009, respectively. During the three-year period ended December 31, 2010, reductions in LIFO inventory quantities caused partial liquidations of the lower cost LIFO inventory base. These liquidations resulted in the recognition of income of $27 ($17 after-tax) in 2010, $175 ($114 after-tax) in 2009, and $38 ($25 after-tax) in 2008.

H. Properties, Plants, and Equipment, Net

December 31,	2010	2009
Land and land rights, including mines	$631	$576
Structures	11,627	10,542
Machinery and equipment	22,996	21,960
	35,254	33,078
Less: accumulated depreciation, depletion, and amortization	17,285	15,697
	17,969	17,381
Construction work-in-progress	2,192	2,447
	$20,161	$19,828

As of December 31, 2010 and 2009, the net carrying value of idled smelting assets was $458 and $727, representing 878 kmt and 1,234 kmt of idle capacity, respectively. Also, the net carrying value of idled refining assets was $100 and $157 as of December 31, 2010 and 2009, representing 1,321 and 1,791 kmt of idle capacity, respectively.

I. Investments

December 31,	2010	2009
Equity investments	$1,244	$953
Other investments	96	108
	$1,340	$1,061

Equity Investments. As of December 31, 2010 and 2009, Equity investments included an interest in a project to develop a fully-integrated aluminum complex in Saudi Arabia (see below), hydroelectric power construction projects in Brazil (see Note N), a smelter operation in Canada, bauxite mining interests in Guinea and Brazil, and a natural gas pipeline in Australia (see Note N). During 2009, Alcoa also had the following equity investments (see below): a 45.45% investment in Sapa AB, a 50% investment in Elkem, and an 8.5% investment in Shining Prospect Pte. Ltd. (SPPL).

In December 2009, Alcoa and Saudi Arabian Mining Company (known as “Ma’aden”) entered into a 30-year joint venture shareholders’ agreement (automatic extension for an additional 20 years, unless the parties agree otherwise or unless earlier terminated) setting forth the terms for the development, construction, ownership, and operation of an integrated bauxite mine, alumina refinery, aluminum smelter, and rolling mill, in Saudi Arabia. Specifically, the project to be developed by the joint venture will consist of: (i) a bauxite mine for the extraction of approximately 4,000 kmt of bauxite from the Al Ba’itha bauxite deposit near Quiba in the northern part of Saudi Arabia; (ii) an alumina refinery with an initial capacity of 1,800 kmt; (iii) a primary aluminum smelter with an initial capacity of 740 kmt; and (iv) a rolling mill with an initial capacity of 380 kmt. The refinery, smelter, and rolling mill will be constructed in an industrial area at Ras Az Zawr on the east coast of Saudi Arabia. The facilities will use critical infrastructure, including power generation derived from reserves of natural gas, as well as port and rail facilities, developed by the government of Saudi Arabia. First production from the smelter and rolling mill is anticipated in 2013, and first production from the mine and refinery is expected in 2014.

As initially conceived, the joint venture was to be owned 60% by Ma’aden with the other 40% being controlled by Alcoa through a special-purpose vehicle (SPV). Through this SPV arrangement, Alcoa and Aluminum Financing Limited would each have had a 20% economic interest in the joint venture. Aluminum Financing Limited’s investment was in the form of subordinated, participating convertible notes issued by the SPV (the “Notes”), which had common equity rights in the SPV, and were to be converted into permanent equity at a future date based on certain conditions as defined in the underlying SPV agreement.

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

In March 2010, Alcoa and Ma’aden executed a supplement to the joint venture shareholders’ agreement and modified the ownership structure such that the joint venture now will be owned 74.9% by Ma’aden and 25.1% by Alcoa (Aluminum Financing Limited is no longer a participant). Concurrent with modifying the joint venture shareholders’ agreement with Ma’aden, Alcoa entered into an agreement with Aluminum Financing Limited under which Alcoa redeemed the $40 in Notes, and Aluminum Financing Limited terminated all of its current and future interests in the SPV, for a payment of $60. This $60 was included in Acquisitions of noncontrolling interests on the accompanying Statement of Consolidated Cash Flows. The difference between the redemption amount and the carrying value of the Notes was reflected as a reduction in Additional capital on the accompanying Consolidated Balance Sheet.

Going forward, Ma’aden and Alcoa will have put and call options, respectively, whereby Ma’aden can require Alcoa to purchase from Ma’aden, or Alcoa can require Ma’aden to sell to Alcoa, a 14.9% interest in the joint venture at the then fair market value. These options may only be exercised in a six-month window that opens five years after the Commercial Production Date (as defined in the joint venture shareholders’ agreement) and, if exercised, must be exercised for the full 14.9% interest. In addition, Alcoa paid $34 (rather than the previously disclosed $55) to Ma’aden, representing Alcoa’s pro rata share of certain agreed upon pre-incorporation costs incurred by Ma’aden before formation of the joint venture (this payment was made on September 15, 2010 and is subject to audit adjustment).

The Alcoa affiliate that holds Alcoa’s interests in the smelting company and the rolling mill company is wholly owned by Alcoa, and the Alcoa affiliate that holds Alcoa’s interests in the mining and refining company is owned 60% by

Alcoa and 40% by Alumina Limited. Except in limited circumstances, Alcoa may not sell, transfer or otherwise dispose of or encumber or enter into any agreement in respect of the votes or other rights attached to its interests in the joint venture without Ma’aden’s prior written consent.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). As a result of the changes in the ownership structure described above, Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. During 2010, Alcoa contributed $160 towards the $1,100 commitment. As of December 31, 2010, the carrying value of Alcoa’s investment in this project was $285 (includes the previously mentioned $80 and $34). In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,000. Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders for $1,004 (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies) of the financed amount in the event that such companies default on their debt service requirements over a defined period of time (Ma’aden issued similar guarantees for their 74.9% ownership). The guarantees for the smelting and rolling mill companies expire in 2017 and 2018, respectively, and will cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At December 31, 2010, the fair value of the guarantees was $8 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

Power for the refinery, smelter, and rolling mill will be supplied under a gas allocation from Saudi Aramco, based on authorization of the Ministry of Petroleum and Mineral Resources of Saudi Arabia (the “Ministry of Petroleum”). The letter authorizing the gas allocation provides for gas to be tolled and power to be supplied to the refinery, smelter, and rolling mill from an adjacent power and water desalination plant being constructed by a company ultimately owned by the government of Saudi Arabia, with the major tolling elements fixed at cost. The gas allocation is contingent on the finalization of implementing contractual arrangements and on the achievement of certain milestones, as defined in the joint venture shareholders’ agreement, and includes possible penalties if the milestones are not met, including the following: (i) potential forfeiture of a $350 letter of credit required to be provided to the Ministry of Petroleum by Ma’aden (with Alcoa responsible for its pro rata share) to ensure completion of the refinery, (ii) potential forfeiture of the gas allocation if the smelter is not completed, (iii) a potential requirement for the smelter to allocate 275 kmt of aluminum to other entities determined by the Ministry of Petroleum if the rolling mill is not constructed, and (iv) under a new version of the gas allocation (expected to be issued in early 2011), forfeiture of a $60 letter of credit if certain auxiliary rolling facilities are not completed.

The parties subject to the joint venture shareholders’ agreement and the SPV agreement may not sell, transfer, or otherwise dispose of, pledge, or encumber any interests in the joint venture or SPV until certain milestones have been met as defined in both agreements. Under the joint venture shareholders’ agreement, upon the occurrence of an unremedied event of default by Alcoa, Ma’aden may purchase, or, upon the occurrence of an unremedied event of default by Ma’aden, Alcoa may sell, its interest for consideration that varies depending on the time of the default. Under the SPV agreement, upon the occurrence of an unremedied event of default by Alcoa, Alcoa’s right to receive distributions will be suspended.

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

Effective June 1, 2007, Alcoa completed the formation of a joint venture with Orkla’s SAPA Group (Sapa) combining Alcoa’s soft alloy extrusion business (excluding three facilities each in the U.S. (separately sold or shutdown in 2007) and Brazil) with Sapa’s Profiles extruded aluminum business. The new joint venture was named Sapa AB, and, as of December 31, 2008, Alcoa’s ownership percentage in the joint venture was 45.45% and the carrying value of the investment was $475 (reflects the adjustment discussed below). The equity income from Alcoa’s ownership share was reflected in Corporate. Prior to June 1, 2007, the assets and liabilities of Alcoa’s soft alloy extrusion business were classified as held for sale.

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

Other Investments. As of December 31, 2010 and 2009, Other investments included $93 and $105, respectively, in exchange-traded fixed income and equity securities, which are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income. Unrealized and realized gains and losses related to these securities were immaterial in 2010 and 2009.

J. Other Noncurrent Assets

December 31,	2010	2009
Intangibles, net (E)	$512	$590
Value-added tax receivable	495	385
Cash surrender value of life insurance	464	453
Prepaid gas transmission contract	332	288
Deferred mining costs, net	173	172
Unamortized debt expense	95	104
Fair value of derivative contracts (X)	92	85
Prepaid pension benefit (W)	84	94
Other	274	248
	$2,521	$2,419

K. Debt

Long-Term Debt.

December 31,	2010	2009
7.375% Notes, due 2010	$-	$511
6.5% Notes, due 2011	-	584
6% Notes, due 2012	322	517
5.375% Notes, due 2013	553	600
6% Notes, due 2013	750	750
5.25% Convertible Notes, due 2014	575	575
5.55% Notes, due 2017	750	750
6.5% Bonds, due 2018	250	250
6.75% Notes, due 2018	750	750
5.72% Notes, due 2019	750	750
6.15% Notes, due 2020	1,000	-
5.87% Notes, due 2022	627	627
5.9% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes due 2037	625	625
BNDES Loans, due 2011-2029 (see below for weighted average rates)	899	1,075
Other*	297	354
	9,073	9,643
Less: amount due within one year	231	669
	$8,842	$8,974
*	Other includes various financing arrangements related to subsidiaries, unamortized debt discounts, a beneficial conversion feature related to the convertible notes (see below), and adjustments to the carrying value of long-term debt related to interest swap contracts accounted for as fair value hedges (see the Derivatives section of Note X).

The principal amount of long-term debt maturing in each of the next five years is $231 in 2011, $490 in 2012, $1,464 in 2013, $775 in 2014, and $44 in 2015.

Public Debt—On August 1, 2010, Alcoa repaid the $511 of outstanding principal of its 7.375% Notes as scheduled using available cash on hand.

In August 2010, Alcoa completed a public debt offering under its existing shelf registration statement for $1,000 of 6.150% Notes due 2020 (the “2020 Notes”). Alcoa received $993 in net proceeds from the public debt offering reflecting an original issue discount and payment of financing costs. The net proceeds were used for the early retirement of $825 in outstanding notes (see below), early repayment of $88 in outstanding loans related to the refinery expansion and bauxite mine development in Brazil (see BNDES Loans below), and the remainder was for the repayment of other outstanding debt. The original issue discount and financing costs were deferred and are being amortized to interest expense over the term of the 2020 Notes. Interest on the 2020 Notes will be paid semi-annually in February and August, commencing February 2011. Alcoa has the option to redeem the 2020 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the 2020 Notes at a redemption price specified in the 2020 Notes. The 2020 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2020 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased, plus any accrued and unpaid interest on the 2020 Notes repurchased. The 2020 Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

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

In conjunction with the early retirement of the 2011 Notes and a portion of both the 2012 Notes and 2013 Notes, Alcoa terminated all or a portion of various interest rate swaps with a notional amount totaling $825 (equivalent to the debt principal retired). These swaps were accounted for as fair value hedges and were used to convert the stated interest rates of the 2011 Notes, 2012 Notes, and 2013 Notes from fixed to floating. At the time of termination, the swaps were “in-the-money” resulting in a gain of $28, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations. The 2012 Notes and 2013 Notes have outstanding interest rate swaps with a remaining notional amount of $315 and $550, respectively.

In March 2009, Alcoa issued $575 of 5.25% convertible notes due 2014 (the “convertible notes”) as senior debt securities under Alcoa’s shelf registration statement dated March 10, 2008. The issuance of the convertible notes included $75 related to the exercise of an over-allotment option by the underwriters. The underwriting discount and third-party expenses for the issuance of the convertible notes were $13 and are being amortized to interest expense over the five-year term of the convertible notes.

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

Alcoa does not have the right to redeem the convertible notes prior to the stated maturity date. Holders of the convertible notes have the option to convert their notes into shares of Alcoa’s common stock at any time prior to the close of business on the second scheduled trading day (March 13, 2014) immediately preceding the stated maturity date (March 15, 2014). The initial conversion rate for the convertible notes is 155.4908 shares of Alcoa’s common stock per $1,000 (in whole dollars) principal amount of notes (89,407,210 shares), equivalent to a conversion price of approximately $6.43 per share, subject to adjustment, as defined in the convertible notes (in 2010, $2,000 (in whole dollars) of notes were converted into 310 shares). Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash instead of shares of common stock upon conversion. Accrued and unpaid interest that exists upon conversion of a note will be deemed paid by the delivery of shares of Alcoa’s common stock and no cash payment or additional shares will be given to holders.

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

The net proceeds from the convertible notes ($562) and the issuance of common stock (see Note R) were used to prepay the $1,300 outstanding under Alcoa’s 364-day revolving credit facility (see Short-Term Borrowings below). The remaining net proceeds were used for general corporate purposes.

In March 2008, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement. As of December 31, 2010 and 2009, $3,075 and $2,075, respectively, in senior debt securities were issued under the current shelf registration statement.

BNDES Loans—In May 2009, Alumínio entered into two new loan agreements (the “Second Loans”) with BNDES (Brazil’s National Bank for Economic and Social Development) related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan agreement provided for a commitment of $321 (R$750), which was divided into six subloans, and was used to pay for certain expenditures of the Juruti bauxite mine development. Interest on two of the subloans totaling $257 (R$600) was a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, 4.16% and 4.25% as of December 31, 2010 and 2009, respectively, plus a weighted-average margin of 1.69%. Interest on four of the subloans totaling $64 (R$150) was a Brazil real rate of interest equal to BNDES’ long-term interest rate, 6.00% as of December 31, 2010 and 2009, plus a weighted-average margin of 1.59%. As of December 31, 2010, Alumínio had no outstanding borrowings under any of the subloans. During 2010, Alumínio repaid early $70 (R$123) and $23 (R$41) of outstanding borrowings related to the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively. As of December 31, 2009, Alumínio’s outstanding borrowings were $70 (R$122) and $24 (R$41) and the weighted-average interest rate was 5.94% and 7.59% for the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively. During 2009, Alumínio repaid early $56 (R$97) and $19 (R$33) of outstanding borrowings related to the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively.

The second loan agreement provided for a commitment of $86 (R$200), which was divided into four subloans, and was used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans totaling $69 (R$160) was a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a weighted-average margin of 1.70%. Interest on two of the subloans totaling $17 (R$40) was a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.70%. As of December 31, 2010, Alumínio had no outstanding borrowings under any of the subloans. During 2010, Alumínio repaid early $33 (R$57) and $12 (R$19) of outstanding borrowings related to the subloans totaling $69 (R$160) and the subloans totaling $17 (R$40), respectively. As of December 31, 2009, Alumínio’s outstanding borrowings were $33 (R$58) and $11 (R$19) and the weighted-average interest rate was 5.95% and 7.70% for the subloans totaling $69 (R$160) and the subloans totaling $17 (R$40), respectively.

Principal and interest on the Second Loans were payable monthly beginning in November 2010 and ending in April 2016. Prior to November 2010, interest was payable quarterly on borrowed amounts. The Second Loans were repaid early without penalty under the approval of BNDES.

With the full repayment of the Second Loans, the commitments were effectively terminated.

In March 2008, Alumínio entered into two separate loan agreements (the “First Loans”) with BNDES related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan agreement provides for a commitment of $248 (R$500), which is divided into five subloans, and was used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans totaling $233 (R$470) is a Brazil real rate of interest equal to BNDES’ long-term interest rate, 6.00% as of December 31, 2010 and 2009, plus a weighted-average margin of 2.13%. Interest on the fifth subloan of $15 (R$30) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, 4.16% and 4.25% as of December 31, 2010 and 2009, respectively, plus a margin of 2.40%.

Principal and interest were payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling $233 (R$470) and beginning in November 2009 and ending in January 2015 for the subloan of $15 (R$30). Prior to these dates, interest was payable quarterly on borrowed amounts.

As of December 31, 2010, Alumínio’s outstanding borrowings were $186 (R$312) and $10 (R$17) and the weighted-average interest rate was 8.13% and 6.56% for the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. During 2010, Alumínio repaid $75 (R$130) and $4 (R$8) of outstanding borrowings related to the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. As of December 31, 2009, Alumínio’s outstanding borrowings were $253 (R$442) and $15 (R$25) and the weighted-average interest rate was 8.13% and 6.65% for the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. During 2009, Alumínio repaid $17 (R$30) of outstanding borrowings related to the subloans totaling $233 (R$470).

The second loan agreement provides for a commitment of $374 (R$650), which is divided into three subloans, and was used to pay for certain expenditures of the São Luís refinery expansion. Interest on two of the subloans totaling $339 (R$589) is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.99%. Interest on the third subloan of $35 (R$61) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a margin of 2.02%.

Principal and interest were payable monthly beginning in December 2009 and ending in February 2015 for the two subloans totaling $339 (R$589) and beginning in February 2010 and ending in April 2015 for the subloan of $35 (R$61). Prior to these dates, interest was payable quarterly on borrowed amounts.

As of December 31, 2010, Alumínio’s outstanding borrowings were $280 (R$469) and $29 (R$48) and the weighted-average interest rate was 7.99% and 6.18% for the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. During 2010, Alumínio repaid $64 (R$112) and $6 (R$11) of outstanding borrowings related to the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. As of December 31, 2009, Alumínio’s outstanding borrowings were $334 (R$581) and $35 (R$61) and the weighted-average interest rate was 7.99% and 6.27% for the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. During 2009, Alumínio repaid $5 (R$9) of outstanding borrowings related to the subloans totaling $339 (R$589).

The First Loans may be repaid early without penalty with the approval of BNDES. Also, the First Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower.

In June 2008, Alumínio finalized certain documents related to another loan agreement with BNDES. This loan agreement provides for a commitment of $397 (R$687), which is divided into three subloans, and is being used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.48%. Principal and interest are payable monthly beginning in October 2011 and ending in September 2029 for two of the subloans totaling R$667 and beginning in January 2011 and ending in December 2016 for the subloan of R$20. This loan may be repaid early without penalty with the approval of BNDES. As of December 31, 2010 and 2009, Alumínio’s outstanding borrowings were $394 (R$662) and $300 (R$523), respectively, and the weighted-average interest rate was 7.52%.

Commercial Paper. Alcoa had no outstanding commercial paper at December 31, 2010 and 2009. In 2010 and 2009, the average outstanding commercial paper was $166 and $418. Commercial paper matures at various times within one year and had an annual weighted average interest rate of 0.7%, 3.1%, and 4.0% during 2010, 2009, and 2008, respectively.

Alcoa maintains a Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides for a senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sub-limit of $500 under the Credit Facility. At December 31, 2010, the capacity of the Credit Facility was $3,425 (original amount was $3,250). In October 2008, Lehman Commercial Paper Inc. (LCPI), a lender under the Credit Agreement with $150 in commitments, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is not certain if LCPI will honor its obligations under the Credit Agreement. The total capacity of the Credit Facility, excluding LCPI’s commitment, is $3,275.

The Credit Facility matures on October 2, 2012, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. In order to maintain the Credit Facility, Alcoa pays a fee of 0.125% per annum, based on Alcoa’s long-term debt ratings as of December 31, 2010, of the total commitment.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on LIBOR loans will be 0.475% per annum based on Alcoa’s long-term debt ratings as of December 31, 2010. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

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

There were no amounts outstanding under the Credit Facility at December 31, 2010 and 2009. Also, no amounts were borrowed under the Credit Facility during 2010 and 2009.

Short-Term Borrowings. At December 31, 2010 and 2009, Short-term borrowings were $92 and $176, respectively. These amounts included $56 and $81 at December 31, 2010 and 2009, respectively, related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and Alcoa makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Alcoa records imputed interest related to these arrangements as interest expense in the Statement of Consolidated Operations. The remaining amount of short-term borrowings represents working capital loans at various subsidiaries.

During 2009, Alumínio borrowed and repaid a total of $255 in new loans with a weighted-average interest rate of 5.25% and a weighted-average maturity of 276 days from six financial institutions. The purpose of these borrowings was to support Alumínio’s export operations over the short-term.

On October 14, 2008, Alcoa entered into a Revolving Credit Agreement (RCA-3) with a syndicate of lenders. RCA-3 provided a $1,150 senior unsecured revolving credit facility (RCF-3), which matured on October 12, 2009. In October and November 2008, Alcoa increased the capacity of RCF-3 by $500 and $250, respectively, as provided for under RCA-3. Alcoa paid a total of $43 in financing costs, which were deferred and amortized to interest expense over the term of the facility, for the initial capacity under RCF-3 and for the $750 in increased capacity. In early 2009, Alcoa borrowed $1,300 under RCF-3 to support its operations during the then global economic downturn. The $1,300 was repaid on March 24, 2009 with the net proceeds from the issuance of the convertible notes (see Public Debt above) and common stock (see Note R).

L. Other Noncurrent Liabilities and Deferred Credits

December 31,	2010	2009
Fair value of derivative contracts (X)	$703	$802
Asset retirement obligations (C)	442	415
Deferred income taxes (T)	388	376
Accrued compensation and retirement costs	314	308
Environmental remediation (N)	302	280
Deferred alumina sales revenue	125	132
Other	286	292
	$2,560	$2,605

M. Noncontrolling Interests

The following table summarizes the noncontrolling shareholders’ interests in the equity of Alcoa’s majority-owned consolidated subsidiaries:

December 31,	2010	2009
Alcoa World Alumina and Chemicals	$3,452	$3,073
Other	23	27
	$3,475	$3,100

In 2010, 2009, and 2008, Alcoa received $162, $440, and $643, respectively, in contributions from the noncontrolling shareholder (Alumina Limited) of Alcoa World Alumina and Chemicals.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required during 2011. In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write-off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice; a judgment by that Court is expected early in 2011.

As a result of the EC’s decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs could be negotiated.

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

Separately, on November 29, 2006, Alcoa filed an appeal before the General Court (formerly the European Court of First Instance) seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the May 29, 2009 appeal was held on June 24, 2010 and a decision from the Court of Justice is expected in 2011.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened their investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be in the range of $50 to $100 (€40 to €70) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2011. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

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

Alcoa’s remediation reserve balance was $333 and $307 at December 31, 2010 and 2009 (of which $31 and $27 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In 2010, the remediation reserve was increased by $46 due to charges of $19 related to the Massena West, NY site discussed below, $14 related to the decision to permanently shutdown and demolish two U.S. smelters (see Note D), and $11 related to a settlement offer made in late 2010 for outstanding claims resulting from historical discharges into nearby rivers from both smelters in Massena, NY (separate from matter below); a reversal of $9 for previous charges related to a facility located in Russia due to new information; and a net increase of $11 associated with a number of other sites. In 2009, the remediation reserve was increased by $25 due to a charge of $15 related to two sites in Italy discussed below and a net increase of $10 associated with a number of other sites. In both periods, the changes to the remediation reserve, except for the aforementioned $14, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $17 and $34 in 2010 and 2009, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the 2010 reserve also reflects a decrease of $3 due to the effects of foreign currency translation.

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

Massena West, NY—Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

In late 2009, the EPA requested that Alcoa submit a complete revised Analysis of Alternatives Report in March 2010 to address questions and comments from the EPA and various stakeholders. On March 24, 2010, Alcoa submitted the revised report, which included an expanded list of proposed remedial alternatives, as directed by the EPA. Alcoa increased the reserve associated with the Grasse River by $17 to reflect an increase in the estimated costs of the Company’s recommended capping alternative as a result of changes in scope that occurred due to the questions and comments from the EPA and various stakeholders. While the EPA reviews the revised report, Alcoa will continue with its on-going monitoring and field studies activities. In late 2010, Alcoa increased the reserve by $2 based on the most recent estimate of costs expected to be incurred for on-going monitoring and field studies activities as the EPA continues its review into 2011.

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

Fusina and Portovesme, Italy—In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l., from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Alcoa Trasformazioni S.r.l. appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l., Alumix’s successor, and Alcoa Trasformazioni S.r.l. agreed to a stay on the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement. In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continue related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Additionally, due to new information derived from the site investigations conducted at Portovesme in 2009, Alcoa increased the reserve by $3.

Investments. Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in several hydroelectric power construction projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $274 (R$461) and $264 (R$460) at December 31, 2010 and 2009, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $450 (R$760), which represents Alumínio’s investments in both projects and guarantee of debt for Machadinho only (the guarantee by the participants in the Barra Grande project was released by the lender effective December 29, 2010) as of December 31, 2010.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2012 (start-up of the facility is expected to begin in the first half of 2011 with full capacity reached in 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,920 (R$4,900) and Alumínio’s share is approximately $740 (R$1,250). As of December 31, 2010, Alumínio has contributed approximately $680 (R$1,140) towards its commitment.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and is expected to be completed in early 2011 (this facility is currently operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $600 (R$1,000) and Alumínio’s share is approximately $210 (R$350). Through March 31, 2009, Alumínio contributed approximately $130 (R$220) towards its commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. Through December 31, 2010, Alumínio has contributed an additional $20 (R$30) towards its commitment. Separately, in May 2009, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110), which was reflected in Additions to investments on the accompanying Statement of Consolidated Cash Flows. Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $116 (R$195) and $89 (R$156) at December 31, 2010 and 2009, respectively. Alcoa’s maximum exposure to loss on this project is approximately $240 (R$400), which represents Alumínio’s investment and guarantee of debt as of December 31, 2010.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $125 (A$160), including $9 (A$9) and $31 (A$42) in 2010 and 2009, respectively, and committed to invest an additional $10 (A$10) to be paid as the pipeline expands through 2011 (Alcoa’s commitment was reduced by $11 (A$13) after a review of the estimated equity needs of the consortium in relation to the remaining expansion). In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $480 (A$470) as of December 31, 2010.

Purchase Obligations. Alcoa is party to unconditional purchase obligations for energy that expire between 2012 and 2041. Commitments related to these contracts total $228 in 2011, $293 in 2012, $268 in 2013, $270 in 2014, $267 in 2015, and $5,527 thereafter. Expenditures under these contracts totaled $129 in 2010, $87 in 2009, and $96 in 2008.

Additionally, Alcoa has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $2,966 in 2011, $1,831 in 2012, $1,216 in 2013, $1,148 in 2014, $1,074 in 2015, and $9,396 thereafter.

Operating Leases. Certain computer equipment, plant equipment, vehicles, and buildings are under operating lease agreements. Total expense from continuing operations for all leases was $260 in 2010, $249 in 2009, and $275 in 2008. Under long-term operating leases, minimum annual rentals are $244 in 2011, $205 in 2012, $121 in 2013, $95 in 2014, $84 in 2015, and $199 thereafter.

Letters of Credit. Alcoa has outstanding letters of credit primarily related to workers’ compensation, derivative contracts, and leasing obligations. The total amount committed under these letters of credit, which expire at various dates, mostly in 2011, was $350 at December 31, 2010.

Guarantees. Alcoa has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others. The total amount committed under these guarantees, which expire at various dates, was $425 at December 31, 2010. Alcoa has also issued guarantees of third-party obligations related to project financing for hydroelectric power projects in Brazil and the aluminum complex in Saudi Arabia (see Note I), which expire in 2015 through 2027, that total $553 at December 31, 2010.

Surety Bonds. Alcoa has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2011, was $154 at December 31, 2010.

O. Other Expenses (Income), Net

	2010	2009	2008
Equity (income) loss	$(14)	$14	$(41)
Interest income	(19)	(18)	(53)
Foreign currency losses (gains), net	13	(82)	74
Net gain from asset sales	(9)	(106)	(50)
Net loss (gain) on mark-to-market derivative contracts (X)	37	62	(38)
Other, net	(3)	(31)	49
	$5	$(161)	$(59)

In 2009, Net gain from asset sales included a $188 gain related to the Elkem/Sapa AB exchange transaction (see Note F), a $182 loss on the sale of the SPPL investment (see Note I), and a $92 gain related to the acquisition of a BHP subsidiary (see Note F).

P. Cash Flow Information

Cash paid for interest and income taxes were as follows:

	2010	2009	2008
Interest, net of amount capitalized	$452	$396	$335
Income taxes, net of amount refunded	(67)	168	730

The details related to cash paid for acquisitions were as follows:

	2010	2009	2008
Assets acquired	$87	$389	$352
Liabilities assumed	(15)	(294)	(5)
Noncontrolling interests acquired	4	-	70
Redemption of convertible securities of subsidiary	40	-	-
Reduction in Alcoa shareholders’equity	22	-	-
Gain recognized	-	(92)	-
Cash paid	138	3	417
Less: cash acquired	-	115	-
Net cash paid (received)	$138	$(112)	$417

Q. Segment and Geographic Area Information

Alcoa is primarily a producer of aluminum products. Aluminum and alumina represent more than 80% of Alcoa’s revenues. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s segments are organized by product on a worldwide basis. Segment performance under Alcoa’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the after-tax operating income (ATOI) of each segment. Certain items such as the impact of LIFO inventory accounting; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income are excluded from segment ATOI. Segment assets exclude, among others, cash and cash equivalents; deferred income taxes; goodwill not allocated to businesses for segment reporting purposes; corporate fixed assets; LIFO reserves; and other items, including the assets of the soft alloy extrusions business in Brazil and assets classified as held for sale related to discontinued operations.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note A). Transactions among segments are established based on negotiation among the parties. Differences between segment totals and Alcoa’s consolidated totals for line items not reconciled are in Corporate.

Alcoa’s products are used worldwide in transportation (including aerospace, automotive, truck, trailer, rail, and shipping), packaging, building and construction, oil and gas, defense, and industrial applications. Total export sales from the U.S. included in continuing operations were $1,802 in 2010, $1,678 in 2009, and $2,732 in 2008.

Alcoa’s operations consist of four worldwide reportable segments as follows (there were five such segments previous to 2009):

Alumina. This segment (known as upstream operations) consists of Alcoa’s worldwide alumina system, including the mining of bauxite, which is then refined into alumina. Alumina is mainly sold directly to internal and external smelter customers worldwide or is sold to customers who process it into industrial chemical products. A portion of this segment’s third-party sales are completed through the use of agents, alumina traders, and distributors. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally.

Primary Metals. This segment (known as upstream operations) consists of Alcoa’s worldwide smelter system. Primary Metals receives alumina, mostly from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers, aluminum traders, and commodity markets. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales.

Flat-Rolled Products. This segment’s (known as midstream operations) principal business is the production and sale of aluminum plate, sheet, and foil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the transportation, building and construction, and distribution markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Approximately one-half of the third-party sales in this segment consist of RCS, while the other one-half of third-party sales are derived from sheet and plate and foil used in industrial markets. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Engineered Products and Solutions. This segment (known as downstream operations) includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the distribution, aerospace, automotive, and commercial transportation markets. In 2008, the Electrical and Electronic Solutions business was classified as discontinued operations; therefore, all periods presented exclude the results of this business (this business was sold during 2009 – see Note F).

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

Selected financial information of Alcoa’s reportable segments was as follows:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Packaging and Consumer	Total
2010
Sales:
Third-party sales	$2,815	$7,070	$6,277	$4,584	$-	$20,746
Intersegment sales	2,212	2,597	180	-	-	4,989
Total sales	$5,027	$9,667	$6,457	$4,584	$-	$25,735
Profit and loss:
Equity income	$10	$1	$-	$2	$-	$13
Depreciation, depletion, and amortization	406	571	238	154	-	1,369
Income taxes	60	96	92	195	-	443
ATOI	301	488	220	415	-	1,424
2009
Sales:
Third-party sales	$2,161	$5,252	$6,069	$4,689	$-	$18,171
Intersegment sales	1,534	1,836	113	-	-	3,483
Total sales	$3,695	$7,088	$6,182	$4,689	$-	$21,654
Profit and loss:
Equity income (loss)	$8	$(26)	$-	$2	$-	$(16)
Depreciation, depletion, and amortization	292	560	227	177	-	1,256
Income taxes	(22)	(365)	48	139	-	(200)
ATOI	112	(612)	(49)	315	-	(234)
2008
Sales:
Third-party sales	$2,924	$8,021	$8,966	$6,199	$516	$26,626
Intersegment sales	2,803	3,927	218	-	-	6,948
Total sales	$5,727	$11,948	$9,184	$6,199	$516	$33,574
Profit and loss:
Equity income	$7	$2	$-	$-	$-	$9
Depreciation, depletion, and amortization	268	503	216	165	-	1,152
Income taxes	277	172	35	222	10	716
ATOI	727	931	(3)	533	11	2,199

2010
Assets:
Capital expenditures	$295	$380	$104	$125	$-	$904
Equity investments	413	741	60	-	-	1,214
Goodwill	12	993	207	2,523	-	3,735
Total assets	9,967	11,947	4,606	5,434	-	31,954
2009
Assets:
Capital expenditures	$763	$445	$108	$133	$-	$1,449
Equity investments	316	503	-	-	-	819
Goodwill	17	939	210	2,504	-	3,670
Total assets	9,092	11,815	4,610	5,349	-	30,866

The following tables reconcile certain segment information to consolidated totals:

	2010	2009	2008
Sales:
Total sales	$25,735	$21,654	$33,574
Elimination of intersegment sales	(4,989)	(3,483)	(6,948)
Corporate*	267	268	275
Consolidated sales	$21,013	$18,439	$26,901
*	For all periods presented, the Corporate amount includes third-party sales of three soft alloy extrusion facilities located in Brazil.

	2010	2009	2008
Net income (loss) attributable to Alcoa:
Total segment ATOI	$1,424	$(234)	$2,199
Unallocated amounts (net of tax):
Impact of LIFO	(16)	235	(7)
Interest expense	(321)	(306)	(265)
Noncontrolling interests	(138)	(61)	(221)
Corporate expense	(291)	(304)	(328)
Restructuring and other charges	(134)	(155)	(693)
Discontinued operations	(8)	(166)	(303)
Other	(262)	(160)	(456)
Consolidated net income (loss) attributable to Alcoa	$254	$(1,151)	$(74)

December 31,	2010	2009
Assets:
Total segment assets	$31,954	$30,866
Elimination of intersegment receivables	(471)	(399)
Unallocated amounts:
Cash and cash equivalents	1,543	1,481
Deferred income taxes	3,400	3,228
Corporate goodwill	1,384	1,381
Corporate fixed assets, net	824	694
LIFO reserve	(742)	(717)
Other	1,401	1,938
Consolidated assets	$39,293	$38,472

Geographic information for sales was as follows (based upon the country where the point of sale occurred):

	2010	2009	2008
Sales:
U.S.	$10,560	$9,546	$14,335
Australia	2,842	2,287	3,228
Spain	1,234	1,099	1,733
Brazil	1,182	897	1,287
Netherlands	940	1,002	1,263
Norway*	809	477	24
France	662	669	854
Russia	584	383	597
Hungary	505	419	940
Italy	418	394	674
United Kingdom	331	379	576
Germany	231	260	403
Other	715	627	987
	$21,013	$18,439	$26,901
*	The increase in sales in Norway was due to the acquisition of two smelters in March 2009 (see Note F).

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2010	2009
Long-lived assets:
Brazil	$5,364	$4,653
U.S.	4,612	4,899
Australia	3,380	3,062
Iceland	1,633	1,687
Canada	1,440	1,528
Norway	981	1,084
Russia	554	587
Spain	483	541
Jamaica	435	449
China	410	403
Other	869	935
	$20,161	$19,828

R. Preferred and Common Stock

Preferred Stock. Alcoa has two classes of preferred stock: Class A Preferred Stock and Class B Serial Preferred Stock. Class A Preferred Stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 of such shares outstanding at December 31, 2010 and 2009. Class B Serial Preferred Stock has 10 million shares authorized (none issued) and a par value of $1 per share.

Common Stock. There are 1.8 billion shares authorized at a par value of $1 per share, and 1,141,387,994 and 1,097,074,538 shares were issued at December 31, 2010 and 2009, respectively, (see Note Y).

In January 2010, Alcoa contributed 44,313,146 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $13.54 per share (the closing price of Alcoa’s common stock on January 26, 2010), or $600 in the aggregate, and were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011 (see Note W). On January 27, 2010, the 44,313,146 shares were registered under Alcoa’s current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder.

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

As of December 31, 2010, 110 million and 102 million shares of common stock were reserved for issuance upon conversion of convertible notes (maximum amount – see Note K) and under Alcoa’s stock-based compensation plans, respectively. Alcoa issues shares from treasury stock to satisfy the exercise of stock options and the conversion of stock awards.

Alcoa had a share repurchase program (expired on December 31, 2010) that authorized the purchase of up to 25% (or approximately 217 million shares) of its outstanding common stock at December 31, 2006, in the open market or through privately negotiated transactions, directly or through brokers or agents. During the term of this program (began in October 2007), Alcoa repurchased 101 million shares (share repurchases were suspended in October 2008 to preserve liquidity in light of the then global economic downturn).

Share Activity (number of shares)

	Common stock
	Treasury	Outstanding
Balance at end of 2007	97,172,738	827,401,800
Repurchased	33,421,626	(33,421,626)
Issued for stock-based compensation plans	(6,337,194)	6,337,194
Balance at end of 2008	124,257,170	800,317,368
Public offering	-	172,500,000
Issued for stock-based compensation plans	(1,561,452)	1,561,452
Balance at end of 2009	122,695,718	974,378,820
Private placement	-	44,313,146
Conversion of convertible notes (K)	-	310
Issued for stock-based compensation plans	(3,333,689)	3,333,689
Balance at end of 2010	119,362,029	1,022,025,965

Stock-based Compensation

Stock options under Alcoa’s stock-based compensation plans are granted in January each year at not less than market prices on the dates of grant. Performance stock options are also granted to certain individuals. For performance stock options granted in 2010, the final number of options granted was based on Alcoa’s adjusted free cash flow and profitability against pre-established targets. For performance stock options granted in 2009, the final number of options granted was based on Alcoa’s adjusted free cash flow against a pre-established target. For performance stock options granted in 2008, the final number of options granted was based on the outcome of Alcoa’s annual return on capital results against the results of a comparator group of companies. Stock option features based on date of original grant were as follows:

Date of original grant	Vesting		Term	Reload feature
2002 and prior	One year		10 years	One reload over option term
2003	3 years (1/3 each year	)	10 years	One reload in 2004 for 1/3 vesting in 2004
2004 - 2009	3 years (1/3 each year	)	6 years	None
2010	3 years (1/3 each year	)	10 years	None

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

The following table summarizes the total compensation expense recognized for all stock options and stock awards (there was no stock-based compensation expense capitalized in 2010, 2009, or 2008):

	2010	2009	2008
Compensation expense recognized:
Stock option grants	$44	$53	$15
Stock award grants	40	34	79
Total compensation expense before income taxes	84	87	94
Benefit for income taxes	27	29	31
Total compensation expense, net of income taxes	$57	$58	$63

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. As a result, a larger portion of expense will be recognized in the first half of each year for these retirement-eligible employees. Of the total compensation expense before income taxes included in the table above, $19, $21, and $19 in 2010, 2009, and 2008, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

The fair value of new options is estimated on the date of grant using a lattice-pricing model with the following assumptions:

	2010	2009	2008
Weighted average fair value per option	$4.67	$3.34	$6.41
Average risk-free interest rate	0.14-3.62%	0.3-2.65%	3.01-3.66%
Dividend yield	1.1%	1.2%	2.1%
Volatility	47-51%	38-76%	31-34%
Annual forfeiture rate	4%	3%	3%
Exercise behavior	35%	43%	39%
Life (years)	5.6	4.2	4.0

The fair value of each reload option grant is estimated on the reload date using the lattice-pricing model. In 2010 and 2009, there were no reload option grants. In 2008, the fair value and related assumptions for reload option grants were the same as the new option grants reflected in the table above.

The following assumption descriptions are applicable to both new option grants and reload option grants. The range of average risk-free interest rates is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. In 2008, the dividend yield was based on a five-year average. For 2009, the dividend yield was based on a three-month average as a result of the significant decline in Alcoa’s stock price in 2008 due to the then global economic downturn and the previously mentioned reduction in Alcoa’s quarterly common stock dividend. In 2010, the dividend yield was based on a one-year average due to the stabilization of the global economy. Volatility is based on historical and implied volatilities over the term of the option. Alcoa utilizes historical option exercise and forfeiture data to estimate annual pre- and post-vesting forfeitures. The exercise behavior assumption represents a weighted average exercise ratio (exercise patterns for grants issued over the number of years in the contractual option term) of an option’s intrinsic value resulting from historical employee exercise behavior. The life of an option is an output of the lattice-pricing model based upon the other assumptions used in the determination of the fair value.

The activity for stock options was as follows (options in millions):

	2010	2009	2008
Outstanding, beginning of year:
Number of options	65.5	46.2	52.3
Weighted average exercise price	$24.44	$35.61	$35.63

Granted:
Number of options	9.0	27.1	2.9
Weighted average exercise price	$13.52	$8.34	$31.20

Exercised:
Number of options	(1.6)	-	(6.0)
Weighted average exercise price	$8.34	$-	$32.68

Expired or forfeited:
Number of options	(16.8)	(7.8)	(3.0)
Weighted average exercise price	$37.21	$34.60	$37.64

Outstanding, end of year:
Number of options	56.1	65.5	46.2
Weighted average exercise price	$19.29	$24.44	$35.61

Exercisable, end of year:
Number of options	30.2	37.7	42.3
Weighted average exercise price	$26.91	$35.51	$36.19

The total intrinsic value of options exercised during 2010 and 2008 was $8 and $86, respectively. In 2010 and 2008, the cash received from option exercises was $13 and $177, respectively, and the tax benefit realized from these exercises was $2 and $20, respectively. There were no options exercised in 2009.

The following tables summarize certain stock option information at December 31, 2010 (number of options and intrinsic value in millions):

Options Fully Vested and/or Expected to Vest*

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$6.12 - $19.93	32.7	5.39	$9.71	$186
$19.94 - $27.71	2.9	2.01	22.59	-
$27.72 - $35.49	10.2	0.84	30.30	-
$35.50 - $47.53	10.3	0.85	37.93	-
Total	56.1	3.56	19.29	$186
*	Expected forfeitures are immaterial to the Company and are not reflected in the table above.

Options Fully Vested and Exercisable

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$6.12 - $19.93	7.2	4.06	$8.35	$51
$19.94 - $27.71	2.9	2.01	22.59	-
$27.72 - $35.49	9.8	0.74	30.36	-
$35.50 - $47.53	10.3	0.85	37.93	-
Total	30.2	1.70	26.91	$51

In addition to stock option awards, the Company has granted stock awards and performance share awards, both of which vest three years from the date of grant. Performance share awards are issued at target and the final award amount is determined at the end of the performance period.

The following table summarizes the outstanding stock and performance share awards (awards in millions):

	Stock Awards	Performance Share Awards	Total	Weighted average FMV per award
Outstanding, January 1, 2010	5.9	1.3	7.2	$23.81
Granted	3.0	0.5	3.5	13.50
Converted	(2.2)	(0.4)	(2.6)	31.35
Forfeited	(0.5)	(0.1)	(0.6)	17.20
Performance share adjustment	-	0.2	0.2	13.54
Outstanding, December 31, 2010	6.2	1.5	7.7	16.80

At December 31, 2010, there was $34 (pretax) of unrecognized compensation expense related to non-vested stock option grants and $27 (pretax) of unrecognized compensation expense related to non-vested stock award grants. These expenses are expected to be recognized over a weighted average period of 1.5 years. As of December 31, 2010, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods:

Stock-based compensation expense (pretax)
2011	$40
2012	19
2013	2
Totals	$61

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

As disclosed in Note A, on January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards meet the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Prior to the adoption of these changes, stock and performance awards were considered potential shares of common stock and were included only in the diluted EPS calculation under the treasury stock method as long as their effect was not anti-dilutive. EPS data for prior periods presented were revised to reflect these changes. At December 31, 2010, 2009, and 2008 there were 4 million, 7 million, and 8 million such participating securities outstanding. None of the loss from continuing operations in 2009 was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees no longer have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At December 31, 2010, there were 4 million such awards outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	2010	2009	2008
Income (loss) from continuing operations attributable to Alcoa common shareholders	$262	$(985)	$229
Less: preferred stock dividends declared	2	2	2
Income (loss) from continuing operations available to common equity	260	(987)	227
Less: dividends and undistributed earnings allocated to participating securities	1	-	6
Income (loss) from continuing operations available to Alcoa common shareholders	$259	$(987)	$221
Average shares outstanding—basic	1,018	935	810
Effect of dilutive securities:
Stock options	6	-	3
Stock and performance awards	1	-	-
Convertible notes	-	-	-
Average shares outstanding—diluted	1,025	935	813

In 2010, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive. In 2009, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes and 26 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in 2009, 69 million and 2 million potential shares of common stock related to the convertible notes and stock options, respectively, would have been included in diluted average shares outstanding.

Options to purchase 23 million, 39 million, and 46 million shares of common stock at a weighted average exercise price of $32.73, $35.33, and $35.65 per share were outstanding as of December 31, 2010, 2009, and 2008, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

T. Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	2010	2009	2008
U.S.	$(403)	$(512)	$(999)
Foreign	951	(986)	1,791
	$548	$(1,498)	$792

The provision (benefit) for income taxes on income (loss) from continuing operations consisted of the following:

	2010	2009	2008
Current:
Federal*	$33	$(119)	$3
Foreign	409	142	598
State and local	(7)	(1)	2
	435	22	603
Deferred:
Federal*	37	(89)	(184)
Foreign	(320)	(510)	(77)
State and local	(4)	3	-
	(287)	(596)	(261)
Total	$148	$(574)	$342
*	Includes U.S. taxes related to foreign income

Included in discontinued operations is a tax benefit of $3 in 2010, $55 in 2009, and $121 in 2008.

The exercise of employee stock options generated a tax benefit of $2 in 2010 and $20 in 2008. These amounts were credited to additional capital and reduced current taxes payable in their respective periods. There were no exercises of employee stock options in 2009.

Alcoa also has unamortized tax-deductible goodwill of $280 resulting from intercompany stock sales and reorganizations (generally at a 30% to 34% rate). Alcoa recognizes the tax benefits associated with this tax-deductible goodwill as it is being amortized for local income tax purposes rather than in the period in which the transaction is consummated.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate for continuing operations was as follows (the effective tax rate for both 2010 and 2008 was a provision on income and for 2009 was a benefit on a loss):

	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
Taxes on foreign operations	(3.5)	(4.8)	(6.0)
Permanent differences on restructuring charges and asset disposals	0.7	1.1	11.8
Audit and other adjustments to prior years’ accruals	1.2	(0.7)	(2.8)
Noncontrolling interests	2.6	-	5.0
Statutory tax rate and law changes	(5.1)	4.2	3.5
Reorganization of equity investment	-	4.7	-
Items related to smelter operations in Italy*	-	(9.3)	-
Tax law change related to Medicare Part D	14.4	-	-
Release of valuation allowances	(10.6)	2.3	-
Amortization of goodwill	(5.2)	3.5	(4.1)
Other	(2.6)	2.3	0.8
Effective tax rate	26.9%	38.3%	43.2%
*	Includes items not tax benefitted as follows: a $250 charge related to a 2009 decision by the European Commission on electricity pricing (see Note N), a $15 charge for environmental remediation (see Note N), and a $15 restructuring charge for layoffs. Also includes a $41 valuation allowance placed on existing deferred tax assets.

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

Alcoa pays a portion of the prescription drug cost for eligible retirees under certain postretirement benefit plans. These benefits were determined to be actuarially equivalent to the Medicare Part D prescription drug benefit of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). Alcoa has been receiving the federal subsidy since the 2006 tax year related to the aforementioned postretirement benefit plans. Under the MPDIMA, the federal subsidy did not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor was it subject to income tax individually.

Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. As a result, Alcoa recognized a noncash charge of $79 in 2010 for the elimination of a related deferred tax asset to reflect the change in the tax treatment of the federal subsidy.

The components of net deferred tax assets and liabilities were as follows:

	2010		2009
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$-	$1,077	$-	$1,154
Employee benefits	2,021	-	2,376	-
Loss provisions	335	-	174	-
Deferred income/expense	88	140	17	133
Tax loss carryforwards	1,734	-	1,677	-
Tax credit carryforwards	483	-	465	-
Derivatives and hedging activities	149	-	214	-
Other	424	224	242	181
	5,234	1,441	5,165	1,468
Valuation allowance	(861)	-	(908)	-
	$4,373	$1,441	$4,257	$1,468

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2010	Expires within 10 years	Expires within 11-20 years	No expiration*	Other*	Total
Tax loss carryforwards	$419	$557	$758	$-	$1,734
Tax credit carryforwards	385	35	63	-	483
Other	-	-	392	2,625	3,017
Valuation allowance	(294)	(389)	(36)	(142)	(861)
	$510	$203	$1,177	$2,483	$4,373
*	Deferred tax assets with no expiration may still have annual limitations on utilization. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference. A substantial amount of Other relates to employee benefits that will become deductible for tax purposes over an extended period of time as contributions are made to employee benefit plans and payments are made to retirees.

The total deferred tax asset (net of valuation allowance) is supported by taxable temporary differences that reverse within the carryforward period (approximately 25%), tax planning strategies (approximately 10%), and projections of future taxable income exclusive of reversing temporary differences (approximately 65%).

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell product into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to cumulative losses exist without a valuation allowance where in management’s judgment the weight of the positive evidence more than offsets the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realizable in future periods, resulting in a future charge to record a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

The following table details the changes in the valuation allowance:

December 31,	2010	2009
Balance at beginning of year	$908	$713
Increase to allowance	55	175
Release of allowance*	(90)	(41)
Acquisitions/Divestitures	(3)	57
Foreign currency translation	(9)	4
Balance at end of year	$861	$908
*	In 2010, this amount includes $57 for the reversal of a valuation allowance related to previously restricted net operating losses of a foreign subsidiary now available.

The cumulative amount of Alcoa’s foreign undistributed net earnings for which no deferred taxes have been provided was approximately $8,000 at December 31, 2010. Management has no plans to distribute such earnings in the foreseeable future. It is not practical to determine the deferred tax liability on these earnings.

Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few minor exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2002. All U.S. tax years prior to 2010 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2010	2009	2008
Balance at beginning of year	$48	$24	$33
Additions for tax positions of the current year	-	1	-
Additions for tax positions of prior years	30	24	11
Reductions for tax positions of prior years	(5)	-	(10)
Settlements with tax authorities	(22)	(5)	(7)
Expiration of the statute of limitations	(5)	-	-
Foreign currency translation	-	4	(3)
Balance at end of year	$46	$48	$24

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2010, 2009, and 2008 would be approximately 4%, 1%, and 2%, respectively, of pretax book income. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2011.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2010, 2009, and 2008, Alcoa recognized $1, $6, and $4, respectively, in interest and penalties. Due to the expiration of the statute of limitations and settlements with tax authorities, Alcoa also recognized income of $4, $1, and $3 in 2010, 2009, and 2008, respectively, related to previously accrued interest and penalties. As of December 31, 2010 and 2009, the amount accrued for the payment of interest and penalties was $13 and $16, respectively.

U. Accounts Receivables

Alcoa had a program to sell a senior undivided interest in certain customer receivables, without recourse, on a continuous basis to a third-party for cash (up to $250). This program was renewed on October 29, 2009 and was due to expire on October 28, 2010. On March 26, 2010, Alcoa terminated this program and repaid the $250 originally received in 2009. In light of the adoption of accounting changes related to the transfer of financial assets, had the securitization program not been terminated, it would have resulted in a $250 increase in both Receivables from customers and Short-term borrowings on the accompanying Consolidated Balance Sheet (see the Recently Adopted Accounting Guidance section of Note A). As of December 31, 2009, Alcoa derecognized $250 in Receivables from customers on the accompanying Consolidated Balance Sheet under this program. Alcoa serviced the customer receivables for the third-party at market rates; therefore, no servicing asset or liability was recorded.

Also on March 26, 2010, Alcoa entered into two arrangements with third parties to sell certain customer receivables outright without recourse. In December 2010, Alcoa sold $192 in customer receivables under these arrangements. As of December 31, 2010, $150 of the sold receivables remain uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

The following table details the changes in the allowance for doubtful accounts related to customer receivables and other receivables:

	Customer receivables		Other receivables
December 31,	2010	2009	2010	2009
Balance at beginning of year	$70	$65	$90	$79
Provision for doubtful accounts	(7)	9	1	6
Write off of uncollectible accounts	(10)	(8)	(1)	(1)
Recoveries of prior write-offs	(4)	(1)	(3)	(6)
Other	(4)	5	-	12
Balance at end of year	$45	$70	$87	$90

V. Interest Cost Components

	2010	2009	2008
Amount charged to expense	$494	$470	$407
Amount capitalized	96	165	167
	$590	$635	$574

W. Pension and Other Postretirement Benefits

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

On June 24, 2010, the United Steelworkers ratified a new four-year labor agreement covering approximately 5,400 employees at 11 U.S. locations; the previous labor agreement expired on May 31, 2010. In 2010, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $20 ($13 after-tax) in Cost of goods sold on the accompanying Statement of Consolidated Operations for strike preparation costs, a one-time signing bonus for employees, and an increase to pension net periodic benefit cost (see below). Additionally, as a result of the provisions of the new labor agreement, a significant plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 6.15% at December 31, 2009 to 5.95% at May 31, 2010. The plan remeasurement resulted in an increase to both Alcoa’s pension liability of $166 and the plan’s unrecognized net actuarial loss (included in other comprehensive loss) of $108 (after-tax). The plan remeasurement also resulted in an increase to 2010 net periodic benefit cost of $9.

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$11,638	$10,765	$3,038	$3,121
Service cost	152	143	21	21
Interest cost	691	690	175	184
Amendments	41	4	8	(1)
Actuarial losses (gains)	544	450	(75)	(48)
Acquisitions	-	106	-	26
Divestitures	-	(10)	-	-
Settlements	(8)	(28)	(6)	-
Curtailments	(10)	2	-	-
Benefits paid, net of participants’ contributions	(799)	(801)	(287)	(297)
Medicare Part D subsidy receipts	-	-	26	26
Foreign currency translation impact	94	317	2	6
Benefit obligation at end of year*	$12,343	$11,638	$2,902	$3,038
Change in plan assets
Fair value of plan assets at beginning of year	$8,529	$7,908	$111	$162
Actual return on plan assets	941	946	8	13
Employer contributions	718	136	-	-
Participants’ contributions	30	28	-	-
Benefits paid	(800)	(807)	(61)	(64)
Administrative expenses	(39)	(42)	-	-
Acquisitions	-	123	-	-
Divestitures	-	(2)	-	-
Settlements	(8)	(31)	-	-
Foreign currency translation impact	80	270	-	-
Fair value of plan assets at end of year*	$9,451	$8,529	$58	$111
Funded status*	$(2,892)	$(3,109)	$(2,844)	$(2,927)
Less: Amounts attributed to joint venture partners	(26)	(16)	(5)	(7)
Net funded status	$(2,866)	$(3,093)	$(2,839)	$(2,920)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$84	$94	$-	$-
Current liabilities	(27)	(24)	(224)	(224)
Noncurrent liabilities	(2,923)	(3,163)	(2,615)	(2,696)
Net amount recognized	$(2,866)	$(3,093)	$(2,839)	$(2,920)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$4,221	$3,932	$520	$631
Prior service cost (benefit)	106	81	(108)	(132)
Total, before tax effect	4,327	4,013	412	499
Less: Amounts attributed to joint venture partners	36	23	-	2
Net amount recognized, before tax effect	$4,291	$3,990	$412	$497
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income consist of:
Net actuarial loss (gain)	$470	$393	$(78)	$(52)
Amortization of accumulated net actuarial loss	(181)	(111)	(33)	(41)
Prior service cost	42	8	9	-
Amortization of prior service (cost) benefit	(17)	(16)	15	11
Total, before tax effect	314	274	(87)	(82)
Less: Amounts attributed to joint venture partners	13	10	(2)	-
Net amount recognized, before tax effect	$301	$264	$(85)	$(82)
*	At December 31, 2010, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $9,791, $7,242, and $2,549, respectively. At December 31, 2009, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $9,403, $6,541, and $2,862, respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2010	2009
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$12,343	$11,638
Accumulated benefit obligation	11,999	11,332

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	11,531	10,797
Fair value of plan assets	8,518	7,626

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	11,167	10,083
Fair value of plan assets	8,454	7,181

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits(2)
	2010	2009	2008	2010	2009	2008
Service cost	$148	$139	$166	$20	$21	$24
Interest cost	682	682	678	174	184	193
Expected return on plan assets	(787)	(758)	(805)	(7)	(11)	(18)
Amortization of prior service cost (benefit)	17	16	18	(15)	(11)	(11)
Recognized net actuarial loss	181	111	99	33	41	44
Settlements(3)	2	14	20	(3)	-	-
Curtailments(4)	(10)	3	2	-	(1)	9
Net periodic benefit cost(5)	$233	$207	$178	$202	$223	$241
(1)	In 2010, 2009, and 2008, net periodic benefit cost for U.S pension plans was $155, $135, and $110, respectively.
(2)

In 2010, 2009, and 2008, net periodic benefit cost for other postretirement benefits reflects a reduction of $39, $42, and $42, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D.

(3)	In all periods presented, settlements were due to the payment of significant lump sum benefits. In 2008, settlements also relate to the sale of the Packaging and Consumer businesses (see Note F).
(4)	In each period presented, curtailments were due to elimination of benefits, workforce reductions (see Note D), and/or divestitures of the EES (see Note F) and Packaging and Consumer businesses.
(5)	Amounts attributed to joint venture partners are not included.

Amounts Expected to be Recognized in Net Periodic Benefit Cost

	Pension benefits	Other postretirement benefits
	2011	2011
Prior service cost (benefit) recognition	$17	$(17)
Net actuarial loss recognition	244	33

Assumptions

Weighted average assumptions used to determine benefit obligations for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

December 31,	2010	2009
Discount rate	5.75%	6.15%
Rate of compensation increase	3.5	3.5

The discount rate is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, manufacturing, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times.

The rate of compensation increase is based upon actual experience. The global salary freeze enacted at the beginning of 2009 did not significantly impact this rate since it is a long-term assumption. For 2011, the rate of compensation increase will be 3.5%, which approximates the five-year average.

Weighted average assumptions used to determine net periodic benefit cost for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

	2010	2009	2008
Discount rate*	6.15%	6.40%	6.20%
Expected long-term rate of return on plan assets	8.75	8.75	9.00
Rate of compensation increase	3.50	4.00	4.00
*	In all periods presented, the respective discount rates were used to determine net periodic benefit cost for most U.S. pension plans for the full annual period. However, the discount rates for a limited number of plans were updated during the respective years to reflect the remeasurement of these plans due to new union labor agreements, settlements, and (or) curtailments. The updated discount rates used were not significantly different from the discount rates presented.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption has expanded from one that relied primarily on historical asset return information to one that also incorporates forward-looking returns by asset class, as described below.

Prior to developing the expected long-term rate of return for calendar year 2009, management focused on historical actual returns (annual, 10-year moving, and 20-year moving averages) when developing this assumption. Based on that process, management utilized 9% for the expected long-term rate of return for several years through 2008. For calendar year 2009, the expected long-term rate of return was reduced to 8.75% due to lower future expected market returns as a result of the then global economic downturn. This was supported by the fact that, in 2008, the 10-year moving average of actual performance fell below 9% for the first time in 20 years, although the 20-year moving average continued to exceed 9%.

For calendar year 2010, management expanded its process by incorporating expected future returns on current and planned asset allocations using information from various external investment managers and management’s own judgment. Management considered this forward-looking analysis as well as the historical return information, and concluded the expected rate of return for calendar 2010 would remain at 8.75%, which was between the 20-year moving average actual return performance and the estimated future return developed by asset class.

For calendar year 2011, management again incorporated both actual historical return information and expected future returns into its analysis. Based on strategic asset allocations and current estimates of future returns by asset class, management will be using 8.50% as its expected long-term rate of return for 2011. This rate again falls within the range of the 20-year moving average of actual performance and the expected future return developed by asset class.

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

	2010	2009	2008
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2015	2014	2013

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by Alcoa’s other postretirement benefit plans. For 2011, the use of a 6.5% trend rate will continue, reflecting management’s best estimate of the change in future health care costs covered by the plans. The plans’ actual annual health care cost trend experience over the past three years has ranged from (1.3)% to 1.8%. Management does not believe this three-year range is indicative of expected increases for future health care costs over the long-term.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on other postretirement benefit obligations	77	(66)

Plan Assets

Alcoa’s pension and other postretirement plans’ investment policy and weighted average asset allocations at December 31, 2010 and 2009, by asset category, were as follows:

		Plan assets at December 31,
Asset category	Policy range	2010	2009*
Equity securities	20–55%	36%	38%
Debt securities	30–65%	52	55
Other	5–25%	12	7
Total		100%	100%
*	Percentages were revised to reflect the reclassification of certain investments, such as moving private equities from Other to Equity securities.

The principal objectives underlying the investment of the pension and other postretirement plans’ assets are to ensure that Alcoa can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements in any one market. Specific objectives for long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities and achieving risk factor diversification across the balance of the asset portfolio. Investments are diversified by strategy, asset class, geography, and sector to enhance returns and mitigate downside risk. A large number of external investment managers are used to gain broad exposure to the financial markets and to mitigate manager-concentration risk.

Investment practices comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and any other applicable laws and regulations. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.

The following section describes the valuation methodologies used by the trustees to measure the fair value of pension and other postretirement benefit plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note X for the definition of fair value and a description of the fair value hierarchy).

Equity Securities. These securities consist of direct investments in the stock of publicly traded companies and are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are generally classified in Level 1. Also, these securities consist of the plans’ share of commingled funds that are invested in the stock of publicly traded companies and are valued at the net asset value of shares held at December 31st. As such, these securities are generally included in Level 2. Additionally, these securities include direct investments of private equity and are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data. As such, these investments are generally classified as Level 3

Debt Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures) and are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, a portion of these securities are included in both Level 1 and 2. Additionally, these securities include cash and cash equivalents, which consist of government securities with maturities less than one year and commingled funds, and are generally valued using quoted prices or observable market data. As such, these funds are included in both Level 1 and 2.

Other Investments. These investments include, among others, exchange traded funds, hedge funds, real estate investment trusts, and direct investments of private real estate. Exchange traded funds, such as gold, and real estate investment trusts are valued based on the closing price reported in an active market on which the investments are traded, and, therefore, are included in Level 1. Direct investments of hedge funds and private real estate are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data. As such, these investments are generally classified as Level 3. If fair value is able to be determined through the use of quoted market prices of similar assets or other observable market data, then the investments are classified in Level 2.

The fair value methods described above may not be indicative of net realizable value or reflective of future fair values. Additionally, while Alcoa believes the valuation methods used by the plans’ trustees are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the fair value of pension and other postretirement plans’ assets classified under the appropriate level of the fair value hierarchy:

December 31, 2010	Level 1	Level 2	Level 3	Total
Equity securities	$1,348	$1,589	$504	$3,441
Debt securities	3,664	1,253	-	4,917
Other investments	268	52	808	1,128
Total*	$5,280	$2,894	$1,312	$9,486

December 31, 2009	Level 1	Level 2	Level 3	Total
Equity securities	$1,332	$1,523	$416	$3,271
Debt securities	3,748	968	-	4,716
Other investments	223	46	346	615
Total*	$5,303	$2,537	$762	$8,602
*	As of December 31, 2010, and 2009, the total fair value of pension and other postretirement plans’ assets excludes a net receivable of $23 and $38, respectively, which represents interest and dividends earned on various investments.

Pension and other postretirement benefit plans’ assets classified as Level 3 in the fair value hierarchy represent other investments in which the trustees have used significant unobservable inputs in the valuation model. The following table presents a reconciliation of activity for such investments:

	2010	2009
Balance at beginning of year	$762	$832
Realized gains (losses)	34	(5)
Unrealized gains (losses)	125	(134)
Purchases, sales, issuances, and settlements	387	54
Foreign currency translation impact	4	15
Transfers in and (or) out of Level 3	-	-
Balance at end of year	$1,312	$762

Funding and Cash Flows

It is Alcoa’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws, including the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008 for U.S. plans. From time to time, Alcoa contributes additional amounts as deemed appropriate. In 2010 and 2009, cash contributions to Alcoa’s pension plans were $113 and $128. Also in 2010, Alcoa contributed newly issued shares (see Note R) of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011. The minimum required contribution to pension plans in 2011 is estimated to be $445 (reflects reduction associated with stock contribution in 2010), of which $110 is for non-U.S. plans (see Note Y).

Benefit payments expected to be paid to pension and other postretirement benefit plans’ participants and expected Medicare Part D subsidy receipts are as follows:

Year ended December 31,	Pension benefits	Gross Other Post- retirement benefits	Medicare Part D subsidy receipts	Net Other Post- retirement benefits
2011	$870	$305	$30	$275
2012	850	310	30	280
2013	860	310	35	275
2014	870	305	35	270
2015	870	305	35	270
2016 through 2020	4,490	1,370	155	1,215
	$8,810	$2,905	$320	$2,585

Defined Contribution Plans

Alcoa sponsors savings and investment plans in several countries, including the U.S. and Australia. Expenses related to these plans were $119 in 2010, $97 in 2009, and $134 in 2008. In the U.S., employees may contribute a portion of their compensation to the plans, and Alcoa matches, mostly in company stock, a portion of these contributions. Effective in 2009, employees were permitted to diversify all or any portion of their company stock match. In early 2009, Alcoa suspended employer-matching contributions for U.S. salaried participants for one year.

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$48	$59
Energy contracts	-	7
Foreign exchange contracts	2	7
Interest rate contracts	19	34
Other noncurrent assets:
Aluminum contracts	22	22
Energy contracts	9	-
Foreign exchange contracts	-	5
Interest rate contracts	62	73
Total derivatives designated as hedging instruments	$162	$207
Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$3	$6
Energy contracts	-	1
Other noncurrent assets:
Aluminum contracts	-	3
Foreign exchange contracts	1	-
Total derivatives not designated as hedging instruments	$4	$10
Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$4	$22
Energy contracts	-	1
Interest rate contracts	13	19
Other noncurrent assets:
Interest rate contracts	2	18
Sub-total	$19	$60
Total Asset Derivatives	$147	$157
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$89	$67
Foreign exchange contracts	-	4
Other noncurrent liabilities and deferred credits:
Aluminum contracts	647	734
Total derivatives designated as hedging instruments	$736	$805
Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$52	$42
Energy contracts	62	37
Other noncurrent liabilities and deferred credits:
Aluminum contracts	33	36
Embedded credit derivative	23	22
Energy contracts	-	24
Foreign exchange contracts	-	1
Total derivatives not designated as hedging instruments	$170	$162
Less margin posted:
Other current liabilities:
Aluminum contracts	$4	$4
Energy contracts	37	18
Other noncurrent liabilities and deferred credits:
Aluminum contracts	-	3
Energy contracts	-	12
Sub-total	$41	$37
Total Liability Derivatives	$865	$930
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The following table shows the net fair values of outstanding derivative contracts at December 31, 2010 and the effect on these amounts of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed at December 31, 2010:

	Fair value asset/(liability)	Index change of + / - 10%
Aluminum contracts	$(748)	$204
Energy contracts	(16)	226
Foreign exchange contracts	3	5
Interest rate contracts	43	7

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

December 31,	2010	2009
Assets:
Level 1	$76	$110
Level 2	81	107
Level 3	9	-
Margin held*	(19)	(60)
Total	$147	$157
Liabilities:
Level 1	$35	$61
Level 2	83	75
Level 3	788	831
Margin posted*	(41)	(37)
Total	$865	$930
*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. At December 31, 2009, margin held also represents cash collateral received related to energy contracts included in Level 1. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	2010	2009
Balance at beginning of year	$831	$341
Total gains or losses (realized and unrealized) included in:
Sales—(decrease)	(38)	(16)
Cost of goods sold—(increase)	(20)	(37)
Other income, net—decrease (increase)	25	(1)
Other comprehensive income—(increase) decrease	(19)	507
Purchases, sales, issuances, and settlements*	-	6
Transfers in and (or) out of Level 3**	-	31
Balance at end of year	$779	$831
Total gains or losses included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at December 31, 2010 and 2009:
Sales	$-	$-
Cost of goods sold	-	-
Other income, net—decrease (increase)	22	-
*	In 2009, there was an indirect purchase of a Level 3 embedded derivative in a power contract, which is linked to the LME and a foreign exchange rate, related to the Elkem transaction (see Note F).

**	In 2009, an existing power contract no longer qualified for the normal purchase normal sale exception under derivative accounting. As a result, this contract is now accounted for as a derivative and was recorded at fair value.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $779 and $831 as of December 31, 2010 and 2009, respectively. These losses were mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

In 2010, Alcoa entered into contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts were recorded in Other comprehensive income on the accompanying Consolidated Balance Sheet until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The gain or loss on the hedged items are included in the same line items as the loss or gain on the related derivative contracts as follows (there were no contracts that ceased to qualify as a fair value hedge in 2010, 2009, or 2008):

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		2010	2009	2008
Aluminum contracts	Sales	$38	$214	$(539)
Interest rate contracts	Interest expense	90	61	16
Foreign exchange contracts	Other income, net	-	-	(1)
Total		$128	$275	$(524)

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		2010	2009	2008
Aluminum contracts	Sales	$(41)	$(227)	$542
Interest rate contracts	Interest expense	(90)	(61)	(16)
Foreign exchange contracts	Other income, net	-	-	1
Total		$(131)	$(288)	$527

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of December 31, 2010, Alcoa had 259 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2011 to 2012.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of December 31, 2010, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,065 of debt through 2018 (see Note K). In 2010, Alcoa terminated all or a portion of various interest rate swaps with a notional amount of $825 in conjunction with the early retirement of the related debt (see Note K). At the time of termination, the swaps were “in-the-money” resulting in a gain of $28, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*			Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Aluminum contracts	$(6)	$(589)	$232	Sales	$(106)	$(4)	$(136)	Other income, net	$-	$3	$(2)
Aluminum contracts	-	13	90	Other income, net	-	49	(35)	Other income, net	-	-	-
Energy contracts	(10)	(29)	(41)	Cost of goods sold	(25)	(37)	(16)	Other income, net	-	-	-
Foreign exchange contracts	(3)	(2)	1	Sales	(6)	3	46	Other income, net	-	-	-
Foreign exchange contracts	-	-	-	Cost of goods sold	-	-	(16)	Other income, net	-	-	-
Interest rate contracts	(1)	-	-	Interest expense	(1)	-	-	Other income, net	-	-	-
Interest rate contracts	(1)	(2)	-	Other income, net	-	-	-	Other income, net	-	-	-
Total	$(21)	$(609)	$282		$(138)	$11	$(157)		$-	$3	$(2)
*	Assuming market rates remain constant with the rates at December 31, 2010, a loss of $86 is expected to be recognized in earnings over the next 12 months.

**	In 2010, 2009, and 2008, the amount of gain or (loss) recognized in earnings represents less than $1, $3, and $(1), respectively, related to the ineffective portion of the hedging relationships. There was also (1) related to the amount excluded from the assessment of hedge effectiveness in 2008.

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

In 2010, Alcoa entered into contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036.

On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME, in the Elkem transaction.

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of December 31, 2010, 2009, or 2008. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges.

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

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

December 31,	2010	2009
Aluminum contracts (kmt)	1,285	1,917
Energy contracts:
Electricity (megawatt hours)	100,578,295	-
Natural gas (million British thermal units)	-	13,560,000
Fuel oil (metric tons)	-	307,143
Foreign exchange contracts	$20	$158

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		2010	2009	2008
Aluminum contracts	Sales	$5	$(9)	$10
Aluminum contracts	Other income, net	(18)	(38)	66
Embedded credit derivative	Other income, net	(2)	-	(3)
Energy contract	Other income, net	(23)	(30)	-
Foreign exchange contracts	Other income, net	6	6	(25)
Total		$(32)	$(71)	$48

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

In 2009, an existing power contract associated with a smelter in the U.S. no longer qualified for the normal purchase normal sale exception under derivative accounting. The change in the classification of this contract was due to the fact that Alcoa negotiated a new power contract that did not replace the existing contract, resulting in Alcoa receiving more power than it requires for this smelter (the terms of the new power contract were favorable compared to the existing power contract and management determined that is was beneficial to enter into the new contract now while fulfilling its obligation under the existing contract as opposed to waiting closer to the end of the existing contract to negotiate a new power contract). As a result, the existing contract was required to be accounted for as a derivative. Under the derivative classification, this contract does not qualify as a fair value or cash flow hedge. As such, the existing power contract is now marked to market through earnings. Alcoa’s obligation under the existing contract expires in mid-2011.

In 2009, Alcoa entered into a forward contract to purchase $58 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments. The carrying values and fair values of Alcoa’s other financial instruments were as follows:

December 31,	2010		2009
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,543	$1,543	$1,481	$1,481
Restricted cash	1	1	8	8
Noncurrent receivables	23	23	24	24
Available-for-sale securities	93	93	105	105
Short-term borrowings	92	92	176	176
Long-term debt due within one year	231	231	669	669
Long-term debt, less amount due within one year	8,842	9,882	8,974	9,885

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

Y. Subsequent Events

Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows.

On January 24, 2011, Alcoa contributed 36,518,563 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $16.43 per share (the closing price of Alcoa’s common stock on January 24, 2011), or $600 in the aggregate, and were issued to satisfy a portion of Alcoa’s outstanding future funding obligations of these plans, including a portion of the estimated minimum required funding for 2012. On January 25, 2011, the 36,518,563 shares were registered under Alcoa’s current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder.

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P., Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “SCRG”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, L.L.C. (collectively referred to as “SCA”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of SCA’s former St. Croix alumina refinery to plaintiffs. SCA thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13; on the same claim, the jury awarded punitive damages in the amount of $6; and on a negligence claim for property damage, the jury awarded $10. SCA believes the verdict is, in whole or in part, not supported by the evidence or otherwise results from errors of law committed during the trial. As a result, SCA will file motions, including for judgment notwithstanding the verdict and, to the extent such post-trial motions are not successful, it intends to pursue its rights of appeal. Notwithstanding the jury verdict, at this time, management is unable to reasonably predict the ultimate outcome or to estimate a range of reasonably possible loss.

On January 28, 2011, Alcoa agreed to purchase the aerospace fastener business of TransDigm Group Inc. for approximately $240. This business is a leading global designer, producer, and supplier of highly engineered aircraft components, with three locations (one in the state of California and two in the United Kingdom) that employ a combined 400 people. Specifically, this business provides a wide variety of high-strength, high temperature nickel alloy specialty engine fasteners, airframe bolts, and slotted entry bearings. In 2010, this business generated sales of $61. This transaction is expected to be completed in early 2011, subject to customary regulatory reviews and approvals. Once the acquisition is completed, this business will be reported within the Engineered Products and Solutions segment. This acquisition is part of a strategic plan to accelerate the growth of Alcoa’s fasteners business, while adding efficiencies, broadening the existing technology base, and expanding product offerings to better serve customers and increase shareholder value.

Supplemental Financial Information (unaudited)

Quarterly Data

(dollars in millions, except per-share amounts)

	First	Second	Third	Fourth	Year
2010
Sales	$4,887	$5,187	$5,287	$5,652	$21,013

Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(194)	$137	$61	$258	$262
Loss from discontinued operations	(7)	(1)	-	-	(8)
Net (loss) income	$(201)	$136	$61	$258	$254
Earnings per share attributable to Alcoa common shareholders*:
Basic:
(Loss) income from continuing operations	$(0.19)	$0.13	$0.06	$0.25	$0.25
Loss from discontinued operations	(0.01)	-	-	-	-
Net (loss) income	$(0.20)	$0.13	$0.06	$0.25	$0.25
Diluted:
(Loss) income from continuing operations	$(0.19)	$0.13	$0.06	$0.24	$0.25
Loss from discontinued operations	(0.01)	-	-	-	(0.01)
Net (loss) income	$(0.20)	$0.13	$0.06	$0.24	$0.24
2009
Sales	$4,147	$4,244	$4,615	$5,433	$18,439

Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(480)	$(312)	$73	$(266)	$(985)
(Loss) income from discontinued operations	(17)	(142)	4	(11)	(166)
Net (loss) income	$(497)	$(454)	$77	$(277)	$(1,151)
Earnings per share attributable to Alcoa common shareholders*:
Basic:
(Loss) income from continuing operations	$(0.59)	$(0.32)	$0.07	$(0.27)	$(1.06)
(Loss) income from discontinued operations	(0.02)	(0.15)	0.01	(0.01)	(0.17)
Net (loss) income	$(0.61)	$(0.47)	$0.08	$(0.28)	$(1.23)
Diluted:
(Loss) income from continuing operations	$(0.59)	$(0.32)	$0.07	$(0.27)	$(1.06)
(Loss) income from discontinued operations	(0.02)	(0.15)	0.01	(0.01)	(0.17)
Net (loss) income	$(0.61)	$(0.47)	$0.08	$(0.28)	$(1.23)
*	Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 71.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page 73.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

Not Applicable.

Item 9B.  Other Information.

The 2009 Alcoa Stock Incentive Plan, adopted May 8, 2009, was amended and restated on February 15, 2011 to eliminate the immediate vesting of Alcoa stock awards upon a change in control if a replacement award from the acquiring company is provided. The replacement award will vest immediately if within a two-year period following a change in control, a plan participant is terminated without cause or leaves for good reason. Performance based stock awards will be converted to time-vested stock awards upon a change in control under the following terms: (i) if 50% or more of the performance period has been completed as of the date on which the change in control has occurred, then the number of shares or the value of the award will be based on actual performance completed as of the date of the change in control; (ii) if less than 50% of the performance period has been completed as of the date on which the change in control has occurred, then the number of shares or the value of the award will be based on the target number or value. The foregoing summary of the amendment is qualified in its entirety by reference to the full text of the Amended and Restated 2009 Alcoa Stock Incentive Plan attached hereto as Exhibit 10(z)(1) and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the captions “Item 1 – Election of Directors” of the Proxy Statement and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers of the Registrant”.

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

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “– Compensation Committee Report”), “Director Compensation for 2010”, and “Corporate Governance – Recovery of Incentive Compensation” of the Proxy Statement. Such information is incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of regulation S-K is contained under the caption “Executive Compensation – Equity Compensation Plan Information” of the Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership – Stock Ownership of Certain Beneficial Owners” and “– Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “Compensation Committee Report”), “Corporate Governance – Transactions with Directors’ Companies” and “Transactions with Related Persons” of the Proxy Statement and is incorporated by reference.

The information required by Item 407(a) of Regulation S-K regarding director independence is contained under the captions “Item 1 – Election of Directors”, “Corporate Governance”, “Corporate Governance – Where to Find Corporate Governance Information”, “Corporate Governance – Director Independence”, “Corporate Governance – Committees of the Board” and “Corporate Governance – Transactions with Directors’ Companies” and “Transactions with Related Persons” of the Proxy Statement and is incorporated by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2 – Proposal to Ratify the Independent Auditor – Audit and Non-Audit Fees” and “– 2011 Report of the Audit Committee” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures adopted by the Audit Committee for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 73 through 150 of this report.

(2) Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

Exhibit Number		Description*
3	(a).	Articles of the Registrant as amended April 2010, incorporated by reference to exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010.

3	(b).	By-Laws of the Registrant as amended effective December 3, 2010, incorporated by reference to exhibit 3 to the company’s Current Report on Form 8-K dated December 8, 2010.

4	(a).	Articles. See Exhibit 3(a) above.

4	(b).	By-Laws. See Exhibit 3(b) above.

4	(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4	(c)(1).	First Supplemental Indenture dated as of January 25, 2007 between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K dated January 25, 2007.

4	(c)(2).	Second Supplemental Indenture dated as of July 15, 2008 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4(c) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(c)(3).	Third Supplemental Indenture dated as of March 24, 2009 between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 24, 2009.

4	(d).	Form of 5.55% Notes Due 2017, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4	(e).	Form of 5.90% Notes Due 2027, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4	(f).	Form of 5.95% Notes Due 2037, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4	(g).	Form of 6.00% Notes Due 2013, incorporated by reference to exhibit 4(a) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(h).	Form of 6.75% Notes Due 2018, incorporated by reference to exhibit 4(b) to the company’s Current Report on Form 8-K dated July 15, 2008.

4	(i).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 24, 2009.

4	(j).	Form of 6.150% Notes due 2020, incorporated by reference to exhibit 4 to the company’s Current Report on Form 8-K dated August 3, 2010.

4	(k).	Alcoa Retirement Savings Plan for Fastener Systems and Commercial Windows Employees, incorporated by reference to exhibit 4(c) to the company’s Form S-8 Registration Statement dated November 23, 2010.

4	(l).	Alcoa Retirement Savings Plan for Mill Products Employees, incorporated by reference to exhibit 4(d) to the company’s Form S-8 Registration Statement dated November 23, 2010.

4	(m).	Alcoa Retirement Savings Plan for Bargaining Employees, incorporated by reference to exhibit 4(a) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

4	(n).	Alcoa Retirement Savings Plan for Salaried Employees, incorporated by reference to exhibit 4(b) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

4	(o).	Alcoa Retirement Savings Plan for Hourly Non-Bargaining Employees, incorporated by reference to exhibit 4(c) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

10	(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10	(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(g).	Five-Year Revolving Credit Agreement, dated as of October 2, 2007, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and Barclays Bank PLC, as Syndication Agent incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated October 5, 2007.

10	(g)(1).	Accession Agreement & Notices, each dated as of July 28, 2008, relating to the Five-Year Revolving Credit Agreement, dated as of October 2, 2007, incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10	(h).	Aluminum Project Framework Shareholders’ Agreement, dated December 20, 2009, between Alcoa Inc. and Saudi Arabian Mining Company (Ma’aden), incorporated by reference to exhibit 10(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(h)(1).	First Supplemental Agreement, dated March 30, 2010, to the Aluminium Project Framework Shareholders Agreement, dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc., incorporated by reference to exhibit 10(c) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10	(i).	Closing Memorandum, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(i)(1).	Parent Guarantee, dated December 20, 2009, between Abdullah Abunayyan Trading Corp. and Alcoa Inc., incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(i)(2).	Parent Guarantee, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(j).	Purchase Agreement, dated March 30, 2010, between Alcoa Inc., Aluminum Financing Limited, and Abdullah Abunayyan Trading Corp., incorporated by reference to exhibit 10(d) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10	(k).	Registration Rights Agreement, dated as of January 26, 2010, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated January 26, 2010.

10	(l).	Registration Rights Agreement, dated as of January 24, 2011, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated January 24, 2011.

10	(m).	Alcoa Stock Acquisition Plan, effective January 1, 1999, incorporated by reference to exhibit 10(a) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(m)(1).	Amendments to Alcoa Stock Acquisition Plan, effective September 1, 2000, incorporated by reference to exhibit 10(a)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(m)(2).	Amendments to Alcoa Stock Acquisition Plan, effective January 1, 2005, incorporated by reference to exhibit 10(i)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(m)(3).	Amendments to Alcoa Stock Acquisition Plan, effective December 29, 2008, incorporated by reference to exhibit 10(i)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(m)(4).	Amendment to the Alcoa Stock Acquisition Plan, effective December 18, 2009, incorporated by reference to exhibit 10(l)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(m)(5).	Amendment to the Alcoa Stock Acquisition Plan, effective January 1, 2011.

10	(n).	Employees’ Excess Benefits Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10	(n)(1).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(n)(2).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10	(n)(3).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 31, 2007, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(n)(4).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 29, 2008, incorporated by reference to exhibit 10(j)(4) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(n)(5).	Amendment to Employees’ Excess Benefits Plan A, effective December 18, 2009, incorporated by reference to exhibit 10(m)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(n)(6).	Amendment to Employees’ Excess Benefits Plan A, effective January 1, 2011.

10	(o).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(o)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(o)(2).	Amendment to Incentive Compensation Plan of Alcoa Inc., effective December 18, 2009, incorporated by reference to exhibit 10(n)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(p).	Employees’ Excess Benefits Plan, Plan C, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(p)(1).	Amendments to Employees’ Excess Benefits Plan, Plan C, effective December 29, 2008, incorporated by reference to exhibit 10(l)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(p)(2).	Amendment to Employees’ Excess Benefits Plan C, effective December 18, 2009, incorporated by reference to exhibit 10(o)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(p)(3).	Amendment to Employees’ Excess Benefits Plan C, effective January 1, 2011.

10	(q).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10	(r).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(r)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(s).	Description of Changes to Non-Employee Director Compensation and Stock Ownership Guidelines, effective January 1, 2011, incorporated by reference to exhibit 10(b) to company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10	(t).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10	(t)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(t)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(u).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10	(u)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10	(u)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10	(u)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(u)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(u)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(u)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(u)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007 incorporated by reference to exhibit 10(p)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(u)(8).	Amendments to Deferred Compensation Plan, effective December 29, 2008, incorporated by reference to exhibit 10(p)(8) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(u)(9).	Amendment to Deferred Compensation Plan, effective April 1, 2009, incorporated by reference to exhibit 10(s)(9) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(u)(10).	Amendment to Deferred Compensation Plan, effective December 18, 2009, incorporated by reference to exhibit 10(s)(10) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(u)(11).	Amendment to Deferred Compensation Plan, effective January 1, 2011.

10	(v).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10	(w).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(x).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10	(y).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10	(z).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009.

10	(z)(1).	Amended and Restated 2009 Alcoa Stock Incentive Plan, dated February 15, 2011.

10	(aa).	Terms and Conditions for Special Retention Awards under the 2009 Alcoa Stock Incentive Plan, effective January 1, 2010, incorporated by reference to exhibit 10(e) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10	(bb).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(u) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(bb)(1).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 29, 2008, incorporated by reference to exhibit 10(u)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(bb)(2).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 16, 2009, incorporated by reference to exhibit 10(y)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(bb)(3).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 18, 2009, incorporated by reference to exhibit 10(y)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(bb)(4).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2011.

10	(cc).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(dd).	Alcoa Deferred Compensation Estate Enhancement Plan, effective July 10, 1998, incorporated by reference to exhibit 10(s) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10	(dd)(1).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10	(dd)(2).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2000, incorporated by reference to exhibit 10(s)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10	(dd)(3).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective January 1, 2005, incorporated by reference to exhibit 10(x)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(dd)(4).	Amendments to Alcoa Deferred Compensation Estate Enhancement Plan, effective December 29, 2008, incorporated by reference to exhibit 10(w)(4) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(ee).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007, incorporated by reference to exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(ee)(1).	Amendment to Alcoa Inc. Change in Control Severance Plan, effective December 16, 2009, incorporated by reference to exhibit 10(bb)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(ff).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(gg).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(hh).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(ii).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(jj).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(kk).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10	(ll).	2005 Deferred Fee Plan for Directors, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 10, 2005.

10	(mm).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10	(mm)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10	(mm)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(mm)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(mm)(4).	Amendments to Global Pension Plan, effective December 29, 2008, incorporated by reference to exhibit 10(ff)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(mm)(5).	Amendments to Global Pension Plan, effective July 1, 2009, incorporated by reference to exhibit 10(jj)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(mm)(6).	Amendments to Global Pension Plan, effective December 18, 2009, incorporated by reference to exhibit 10(jj)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(mm)(7).	Amendment to Global Pension Plan, effective January 1, 2011.

10	(nn).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(nn)(1).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and William F. Christopher , incorporated by reference to exhibit 10(gg)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(nn)(2).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Charles D. McLane, Jr., incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(nn)(3).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Bernt Reitan, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(nn)(4).	Executive Severance Agreement, as amended and restated effective December 9, 2008, between Alcoa Inc. and J. Michael Schell, incorporated by reference to exhibit 10(gg)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(nn)(5).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Helmut Wieser, incorporated by reference to exhibit 10(gg)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10	(nn)(6).	Executive Severance Agreement, effective July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10	(nn)(7).	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad, incorporated by reference to exhibit 10 to company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10	(nn)(8).	Form of Executive Severance Agreement between the company and new officers entered into after July 22, 2010, incorporated by reference to exhibit 10(a) to company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10	(oo).	Consulting Agreement, dated February 22, 2010, between Alcoa Inc. and Bernt Reitan, effective August 1, 2010, incorporated by reference to exhibit 10(b) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10	(pp).	Description of Non-Employee Director Compensation incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10	(qq).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10	(rr).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10	(ss).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10	(tt).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10	(uu).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated May 13, 2009.

10	(vv).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009.

10	(ww).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10	(xx).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(xx)(1).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective December 18, 2009, incorporated by reference to exhibit 10(tt)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10	(yy).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10	(zz).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K dated September 20, 2006.

10	(aaa).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007, incorporated by reference to exhibit 10(tt) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10	(bbb).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007, incorporated by reference to exhibit 10(vv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10	(ccc).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10	(ddd).	Letter Agreement, effective July 24, 2009, between Franklin A. Thomas, Lead Director, and Alain J. P. Belda, Chairman of the Board, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated July 29, 2009.

10	(eee).	Employment Agreement, dated March 19, 2008, between Alcoa Inc. and J. Michael Schell, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10	(fff).	Employment Offer Letter, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10(ggg).	Director Plan: You Make a Difference Award, incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(hhh).	Form of Award Agreement for Stock Options, effective January 1, 2010, incorporated by reference to exhibit 10(ddd) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Mine Safety.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit Nos. 10(m) through 10(hhh) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

ALCOA INC.

February 17, 2011	By	/s/ Graeme W. Bottger
Graeme W. Bottger
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Kleinfeld Klaus Kleinfeld	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	February 17, 2011

/s/ Charles D. McLane, Jr. Charles D. McLane, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2011

Arthur D. Collins, Jr., Kathryn S. Fuller, Joseph T. Gorman, Judith M. Gueron, Michael G. Morris, E. Stanley O’Neal, James W. Owens, Patricia F. Russo, Ratan N. Tata and Ernesto Zedillo each as a Director, on February 17, 2011, by Donna C. Dabney, their Attorney-in-Fact.*

*By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact