Form 10-Q
period 2011-03-31
ALCOA INC
filed 2011-04-21
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 15, 2011, 1,063,715,480 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2011	2010

Sales (I)	$5,958	$4,887

Cost of goods sold (exclusive of expenses below)	4,715	4,013
Selling, general administrative, and other expenses	245	239
Research and development expenses	43	39
Provision for depreciation, depletion, and amortization	361	358
Restructuring and other charges (D)	6	187
Interest expense	111	118
Other (income) expenses, net (H)	(28)	21

Total costs and expenses	5,453	4,975

Income (loss) from continuing operations before income taxes	505	(88)
Provision for income taxes (L)	138	84

Income (loss) from continuing operations	367	(172)
Loss from discontinued operations (C)	(1)	(7)

Net income (loss)	366	(179)

Less: Net income attributable to noncontrolling interests	58	22

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$308	$(201)

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$309	$(194)
Loss from discontinued operations	(1)	(7)

Net income (loss)	$308	$(201)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (K):
Basic:
Income (loss) from continuing operations	$0.29	$(0.19)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.29	$(0.20)

Diluted:
Income (loss) from continuing operations	$0.27	$(0.19)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.27	$(0.20)

Dividends paid per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$887	$1,543
Receivables from customers, less allowances of $45 in 2011 and 2010	2,001	1,565
Other receivables	373	326
Inventories (F)	2,995	2,562
Prepaid expenses and other current assets	953	873

Total current assets	7,209	6,869

Properties, plants, and equipment	38,120	37,446
Less: accumulated depreciation, depletion, and amortization	17,753	17,285

Properties, plants, and equipment, net	20,367	20,161

Goodwill	5,363	5,119
Investments	1,469	1,340
Deferred income taxes	3,264	3,184
Other noncurrent assets	2,561	2,521
Assets held for sale (C)	103	99

Total assets	$40,336	$39,293

LIABILITIES
Current liabilities:
Short-term borrowings	$221	$92
Accounts payable, trade	2,488	2,322
Accrued compensation and retirement costs	854	929
Taxes, including income taxes	475	461
Other current liabilities	1,107	1,201
Long-term debt due within one year	572	231

Total current liabilities	5,717	5,236

Long-term debt, less amount due within one year	8,501	8,842
Accrued pension benefits (N)	2,309	2,923
Accrued other postretirement benefits	2,606	2,615
Other noncurrent liabilities and deferred credits	2,770	2,560
Liabilities of operations held for sale (C)	29	31

Total liabilities	21,932	22,207

COMMITMENTS AND CONTINGENCIES (G)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (J)	1,178	1,141
Additional capital (J)	7,508	7,087
Retained earnings	11,424	11,149
Treasury stock, at cost	(3,973)	(4,146)
Accumulated other comprehensive loss	(1,418)	(1,675)

Total Alcoa shareholders’ equity	14,774	13,611

Noncontrolling interests	3,630	3,475

Total equity	18,404	17,086

Total liabilities and equity	$40,336	$39,293

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2011	2010
CASH FROM OPERATIONS
Net income (loss)	$366	$(179)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	361	358
Deferred income taxes	(119)	68
Equity income, net of dividends	(4)	(15)
Restructuring and other charges (D)	6	187
Net loss (gain) from investing activities – asset sales (H)	1	(2)
Loss from discontinued operations (C)	1	7
Stock-based compensation	23	25
Excess tax benefits from stock-based payment arrangements	(5)	—
Other	6	65
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(404)	(176)
(Increase) in inventories	(355)	(105)
(Increase) decrease in prepaid expenses and other current assets	(71)	14
Increase (decrease) in accounts payable, trade	113	(55)
(Decrease) in accrued expenses	(267)	(326)
Increase in taxes, including income taxes	134	321
Pension contributions	(31)	(22)
(Increase) in noncurrent assets	(61)	(9)
Increase in noncurrent liabilities	76	53
(Increase) in net assets held for sale (C)	(5)	(17)

CASH (USED FOR) PROVIDED FROM CONTINUING OPERATIONS	(235)	192
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(1)	7

CASH (USED FOR) PROVIDED FROM OPERATIONS	(236)	199

FINANCING ACTIVITIES
Net change in short-term borrowings	129	(9)
Additions to long-term debt	5	53
Payments on long-term debt	(33)	(86)
Proceeds from exercise of employee stock options	28	5
Excess tax benefits from stock-based payment arrangements	5	—
Dividends paid to shareholders	(33)	(32)
Distributions to noncontrolling interests	(97)	(72)
Contributions from noncontrolling interests	121	27
Acquisitions of noncontrolling interests	—	(66)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	125	(180)

INVESTING ACTIVITIES
Capital expenditures	(204)	(221)
Acquisitions, net of cash acquired (E)	(239)	5
Additions to investments	(118)	(129)
Sales of investments	5	137
Other	4	—

CASH USED FOR INVESTING ACTIVITIES	(552)	(208)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7	—

Net change in cash and cash equivalents	(656)	(189)
Cash and cash equivalents at beginning of year	1,543	1,481

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$887	$1,292

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520
Net (loss) income	—	—	—	(201)	—	—	22	(179)
Other comprehensive (loss) income	—	—	—	—	—	(131)	107	(24)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(67)	—	77	—	—	10
Issuance of common stock	—	44	556	—	—	—	—	600
Distributions	—	—	—	—	—	—	(72)	(72)
Contributions	—	—	—	—	—	—	27	27
Purchase of equity from noncontrolling interest	—	—	(2)	—	—	—	(4)	(6)
Other	—	—	(20)	—	—	—	1	(19)

Balance at March 31, 2010	$55	$1,141	$7,100	$10,787	$(4,191)	$(2,223)	$3,181	$15,850

Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	—	—	—	308	—	—	58	366
Other comprehensive income	—	—	—	—	—	257	75	332
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	(165)	—	173	—	—	8
Issuance of common stock (J)	—	37	563	—	—	—	—	600
Distributions	—	—	—	—	—	—	(97)	(97)
Contributions	—	—	—	—	—	—	121	121
Other	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2011	$55	$1,178	$7,508	$11,424	$(3,973)	$(1,418)	$3,630	$18,404

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2011	2010	2011	2010	2011	2010

Net income (loss)	$308	$(201)	$58	$22	$366	$(179)

Other comprehensive income (loss), net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefit plans	37	29	1	1	38	30
Foreign currency translation adjustments	368	(103)	74	105	442	2
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses)	—	(3)	—	—	—	(3)
Net amount reclassified to earnings	—	2	—	—	—	2

Net change in unrealized gains on available-for-sale securities	—	(1)	—	—	—	(1)

Unrecognized (losses) gains on derivatives (O):
Net change from periodic revaluations	(188)	(74)	—	1	(188)	(73)
Net amount reclassified to earnings	40	18	—	—	40	18

Net unrecognized (losses) gains on derivatives	(148)	(56)	—	1	(148)	(55)

Total Other comprehensive income (loss), net of tax	257	(131)	75	107	332	(24)

Comprehensive income (loss)	$565	$(332)	$133	$129	$698	$(203)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2010 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2010, which includes all disclosures required by GAAP.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2011, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on the Consolidated Financial Statements, as Alcoa does not currently have any such arrangements with its customers.

On January 1, 2011, Alcoa adopted changes issued by the FASB to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. Prior to this guidance, Alcoa did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2011, Alcoa adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in the Derivatives section of Note O to the Consolidated Financial Statements.

On January 1, 2011, Alcoa adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of Alcoa’s goodwill (2010 fourth quarter), the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2011, Alcoa adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the Consolidated Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For the first quarter ended March 31, 2011 and 2010, there were no active businesses classified as discontinued operations. Activity in discontinued operations in both periods presented represents post-closing and other adjustments of divested businesses previously classified as discontinued operations.

The following table details selected financial information of discontinued operations:

	First quarter ended March 31,
	2011	2010
Sales	$—	$—

Loss from operations before income taxes	$(1)	$(12)
Benefit for income taxes	—	5

Loss from discontinued operations	$(1)	$(7)

In the 2011 first quarter, discontinued operations included an additional loss related to both the wire harness and electrical portion (divested in June 2009) and the electronics portion (divested in December 2009) of the Electrical and Electronic Solutions (EES) business for a number of small post-closing and other adjustments. In the 2010 first quarter, discontinued operations included an additional loss related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business (one remaining plant located in Brazil), the electronics portion of the EES business (working capital components), and the Hawesville, KY automotive casting facility.

The major classes of assets and liabilities of operations held for sale were as follows:

	March 31, 2011	December 31, 2010
Assets:
Receivables	$31	$28
Inventories	24	22
Properties, plants, and equipment	35	35
Other assets	13	14

Assets held for sale	$103	$99

Liabilities:
Accounts payable, trade	$8	$10
Accrued expenses	21	21

Liabilities of operations held for sale	$29	$31

D. Restructuring and Other Charges – In the first quarter of 2011, Alcoa recorded Restructuring and other charges of $6 ($5 after-tax and noncontrolling interests), which were comprised of the following components: $5 ($4 after-tax and noncontrolling interests) for the layoff of approximately 360 employees (350 in the Flat-Rolled Products segment and 10 in the Alumina segment) and adjustments to previously announced layoffs; a $2 ($1 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; $1 ($1 after-tax) in charges related to on-going activity from prior periods’ actions; and $2 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first quarter of 2010, Alcoa recorded Restructuring and other charges of $187 ($119 after-tax and noncontrolling interests), which were comprised of the following components: $129 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below) and $12 ($9 after-tax and noncontrolling interests) in net charges for various other restructuring activities, including charges for the layoff of approximately 220 employees.

In the 2010 first quarter, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year); the smelter located in Badin, NC (capacity of 60 kmt-per-year); an aluminum fluoride plant in Point Comfort, TX; a paste plant and cast house in Massena, NY; and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included then-current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $129 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2011	2010
Alumina	$1	$12
Primary Metals	2	150
Flat-Rolled Products	2	(5)
Engineered Products and Solutions	—	4

Segment total	5	161
Corporate	1	26

Total restructuring and other charges	$6	$187

As of March 31, 2011, approximately 20 of the 360 employees associated with 2011 restructuring programs, approximately 660 of the 880 employees associated with 2010 restructuring programs, and approximately 5,600 of the 6,000 employees associated with 2009 restructuring programs were terminated. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2011. In the 2011 first quarter, cash payments of less than $1, $3, and $5 were made against the layoff reserves related to the 2011, 2010, and 2009 restructuring programs, respectively.

Activity and reserve balances for restructuring charges are as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2009	$160	$66	$226

2010:
Cash payments	(93)	(15)	(108)
Restructuring charges	43	53	96
Other*	(57)	(41)	(98)

Reserve balances at December 31, 2010	53	63	116

2011:
Cash payments	(9)	(1)	(10)
Restructuring charges	5	1	6
Other*	—	(1)	(1)

Reserve balances at March 31, 2011	$49	$62	$111

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation, respectively.

The remaining reserves are expected to be paid in cash during 2011, with the exception of approximately $60 to $65, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On March 9, 2011, Alcoa completed an acquisition of the aerospace fastener business of TransDigm Group Inc. for $240. This business is a leading global designer, producer, and supplier of highly engineered aircraft components, with three locations (one in the state of California and two in the United Kingdom) that employ a combined 400 people. Specifically, this business provides a wide variety of high-strength, high temperature nickel alloy specialty engine fasteners, airframe bolts, and slotted entry bearings. In 2010, this business generated sales of $61. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of March 31, 2011; this business’ results of operations were included in this segment beginning March 9, 2011. Based on the preliminary purchase price allocation, goodwill of $213 was recorded for this transaction (amount deductible for income tax purposes is yet to be determined). The final allocation of the purchase price will be based on valuation and other studies, including environmental and other contingent liabilities, which are expected to be completed by the end of 2011. Other intangible assets may be identified as a result of the final valuation. This acquisition is part of a strategic plan to accelerate the growth of Alcoa’s fastener business, while adding efficiencies, broadening the existing technology base, and expanding product offerings to better serve customers and increase shareholder value. Pro forma results of Alcoa, assuming this acquisition was made at the beginning of the earliest period presented, would not have been materially different from the results reported.

F. Inventories

	March 31, 2011	December 31, 2010
Finished goods	$560	$470
Work-in-process	1,000	814
Bauxite and alumina	689	621
Purchased raw materials	484	401
Operating supplies	262	256

	$2,995	$2,562

At March 31, 2011 and December 31, 2010, the total amount of inventories valued on a last in, first out (LIFO) basis was 35% and 36%, respectively. If valued on an average-cost basis, total inventories would have been $779 and $742 higher at March 31, 2011 and December 31, 2010, respectively.

G. Commitments and Contingencies

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

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependants of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs alleged these changes to their retiree health care plans violated their rights to vested health care benefits. Plaintiffs additionally alleged that Alcoa had breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs sought injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa had consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009.

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorney’s fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. The time for plaintiffs to appeal from the court’s March 9, 2011 judgment will not begin until the court disposes of these motions.

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P., Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “SCRG”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, L.L.C. (collectively referred to as “SCA”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of SCA’s former St. Croix alumina refinery to plaintiffs. SCA thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13; on the same claim, the jury awarded punitive damages in the amount of $6; and on a negligence claim for property damage, the jury awarded $10. SCA believes the verdict is, in whole or in part, not supported by the evidence or otherwise results from errors of law committed during the trial. As a result, on February 17, 2011, SCA filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. To the extent such post-trial motions are not successful, SCA intends to pursue its rights of appeal. At this time, management is unable to reasonably predict the ultimate outcome of this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required (the timing of such payment is uncertain). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); a judgment by that Court is expected in 2011.

On March 23, 2011, the EC announced that it has decided to refer the Italian Government to the ECJ for failure to comply with the EC’s November 19, 2009 decision.

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

Separately, on November 29, 2006, Alcoa filed an appeal before the General Court (formerly the European Court of First Instance) seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the May 29, 2009 appeal was held on June 24, 2010 and a decision from the ECJ is expected in 2011.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be in the range of $80 to $100 (€60 to €70) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2011. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations (more than 100). These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $332 and $333 at March 31, 2011 and December 31, 2010 (of which $29 and $31 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2011 first quarter, the remediation reserve was increased by $2 associated with a number of sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $5 in the 2011 first quarter. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve also reflects an increase of $2 due to the effects of foreign currency translation.

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

In late 2009, the EPA requested that Alcoa submit a complete revised Analysis of Alternatives Report in March 2010 to address questions and comments from the EPA and various stakeholders. On March 24, 2010, Alcoa submitted the revised report, which included an expanded list of proposed remedial alternatives, as directed by the EPA. Alcoa increased the reserve associated with the Grasse River by $17 to reflect an increase in the estimated costs of the Company’s recommended capping alternative as a result of changes in scope that occurred due to the questions and comments from the EPA and various stakeholders. While the EPA reviews the revised report, Alcoa will continue with its on-going monitoring and field studies activities. In late 2010, Alcoa increased the reserve by $2 based on the most recent estimate of costs expected to be incurred for on-going monitoring and field studies activities as the EPA continues its review during 2011.

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

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $238, including $78 in the 2011 first quarter, towards the $1,100 commitment. As of March 31, 2011 and December 31, 2010, the carrying value of Alcoa’s investment in this project was $370 and $285, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,000. Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders for $1,004

(the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies) of the financed amount in the event that such companies default on their debt service requirements over a defined period of time (Ma’aden issued similar guarantees for its 74.9% ownership). Alcoa’s guarantees for the smelting and rolling mill companies expire in 2017 and 2018, respectively, and will cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At March 31, 2011 and December 31, 2010, the fair value of the guarantees was $8 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $286 (R$468) and $274 (R$461) at March 31, 2011 and December 31, 2010, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $340 (R$560), which represents Alumínio’s investments in both projects and guarantee of debt for Machadinho only as of March 31, 2011.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2012 (start-up of the facility is expected to begin in the first half of 2011 with full capacity reached in 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $3,000 (R$4,900) and Alumínio’s share is approximately $760 (R$1,250). As of March 31, 2011, Alumínio has contributed approximately $730 (R$1,200) towards its commitment.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and is expected to be completed in 2011 (this facility is currently operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $610 (R$1,000) and Alumínio’s share is approximately $220 (R$350). Through March 31, 2009, Alumínio contributed approximately $130 (R$210) towards its commitment. In April 2009, the consortium obtained long-term financing for the remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. Through March 31, 2011, Alumínio has contributed an additional $20 (R$30) towards its commitment. Separately, in May 2009, the consortium returned a portion of previous capital contributions to the participants, of which Alumínio received $53 (R$110). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $118 (R$192) and $116 (R$195) at March 31, 2011 and December 31, 2010, respectively. Alcoa’s maximum exposure to loss on this project is approximately $250 (R$400), which represents Alumínio’s investment and guarantee of debt as of March 31, 2011.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $140 (A$175), including $15 (A$15) in the 2011 first quarter, and committed to invest an additional $10 (A$10) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $490 (A$470) as of March 31, 2011.

H. Other (Income) Expenses, Net

	First quarter ended March 31,
	2011	2010
Equity income	$(4)	$(3)
Interest income	(6)	(4)
Foreign currency gains, net	(21)	(3)
Net loss (gain) from asset sales	1	(2)
Net (gain) loss on mark-to-market derivative contracts (O)	(9)	44
Other, net	11	(11)

	$(28)	$21

I. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
First quarter ended March 31, 2011
Sales:
Third-party sales	$810	$1,980	$1,892	$1,247	$5,929
Intersegment sales	633	839	69	—	1,541

Total sales	$1,443	$2,819	$1,961	$1,247	$7,470

Profit and loss:
Equity income	$3	$1	$—	$1	$5
Depreciation, depletion, and amortization	103	141	58	38	340
Income taxes	44	53	33	62	192
After-tax operating income (ATOI)	142	202	81	130	555

First quarter ended March 31, 2010
Sales:
Third-party sales	$638	$1,702	$1,435	$1,074	$4,849
Intersegment sales	591	623	46	—	1,260

Total sales	$1,229	$2,325	$1,481	$1,074	$6,109

Profit and loss:
Equity income	$2	$—	$—	$1	$3
Depreciation, depletion, and amortization	92	147	59	41	339
Income taxes	27	18	18	31	94
ATOI	72	123	30	81	306

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	First quarter ended March 31,
	2011	2010
Total segment ATOI	$555	$306
Unallocated amounts (net of tax):
Impact of LIFO	(24)	(14)
Interest expense	(72)	(77)
Noncontrolling interests	(58)	(22)
Corporate expense	(67)	(67)
Restructuring and other charges	(6)	(122)
Discontinued operations	(1)	(7)
Other	(19)	(198)

Consolidated net income (loss) attributable to Alcoa	$308	$(201)

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

J. Preferred and Common Stock – On January 24, 2011, Alcoa contributed 36,518,563 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $16.43 per share (the closing price of Alcoa’s common stock on January 24, 2011), or $600 in the aggregate, and were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans. On January 25, 2011, the 36,518,563 shares were registered under Alcoa’s then-current shelf registration statement dated March 10, 2008 (replaced by shelf registration statement dated February 18, 2011) for resale by the master trust, as selling stockholder. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of March 31, 2011, there were 1,177,906,557 common shares issued and 1,063,466,414 common shares outstanding.

K. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared and dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2011	2010
Income (loss) from continuing operations attributable to Alcoa common shareholders	$309	$(194)
Less: preferred stock dividends declared	1	1

Income (loss) from continuing operations available to common equity	308	(195)
Less: dividends and undistributed earnings allocated to participating securities	1	—

Income (loss) from continuing operations available to Alcoa common shareholders – basic	307	(195)
Add: interest expense related to convertible notes	8	—

Income (loss) from continuing operations available to Alcoa common shareholders – diluted	$315	$(195)

Average shares outstanding – basic	1,052	1,007
Effect of dilutive securities:
Stock options	9	—
Stock and performance awards	3	—
Convertible notes	89	—

Average shares outstanding – diluted	1,153	1,007

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At March 31, 2011 and 2010, there were 2 million and 5 million such participating securities outstanding, respectively. None of the loss from continuing operations in the 2010 first quarter was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees no longer have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At March 31, 2011 and 2010, there were 8 million and 3 million such awards outstanding, respectively.

In the first quarter of 2010, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS. Additionally, 34 million stock options and 3 million stock and performance awards were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the 2010 first quarter, 89 million and 7 million potential shares of common stock related to the convertible notes and stock options, respectively, would have been included in diluted average shares outstanding.

Options to purchase 15 million and 24 million shares of common stock at a weighted average exercise price of $32.27 and $32.70 per share were outstanding as of March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

L. Income Taxes – The effective tax rate for the first quarter of 2011 and 2010 was 27.4% (provision on income) and 95.5% (provision on a loss), respectively.

The rate for the 2011 first quarter differs by 7.6% from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The rate for the 2010 first quarter differs by 130.5% from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D, a $22 impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010), a $6 discrete income tax charge for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture, and a $5 discrete income tax charge for a change in the anticipated structure of the potential sale of the Transportation Products Europe business (sold in April 2010).

M. Accounts Receivables – Alcoa has two arrangements with third parties to sell certain customer receivables outright without recourse on a continuous basis. As of March 31, 2011, $196 of the sold receivables remain uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

N. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2011	2010	2011	2010
Service cost	$41	$37	$4	$5
Interest cost	169	170	40	44
Expected return on plan assets	(201)	(196)	(1)	(2)
Amortization of prior service cost (benefit)	5	4	(4)	(4)
Recognized net actuarial loss	62	44	7	8

Net periodic benefit cost	$76	$59	$46	$51

On January 24, 2011, Alcoa contributed newly issued shares (see Note J) of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans.

O. Derivatives and Other Financial Instruments

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$74	$48
Foreign exchange contracts	3	2
Interest rate contracts	29	19
Other noncurrent assets:
Aluminum contracts	20	22
Energy contracts	10	9
Interest rate contracts	40	62

Total derivatives designated as hedging instruments	$176	$162

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$8	$3
Other noncurrent assets:
Foreign exchange contracts	2	1

Total derivatives not designated as hedging instruments	$10	$4

Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$14	$4
Interest rate contracts	6	13
Other noncurrent assets:
Interest rate contracts	—	2

Sub-total	$20	$19

Total Asset Derivatives	$166	$147

*	See the “Other” section within Note O for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$88	$89
Other noncurrent liabilities and deferred credits:
Aluminum contracts	854	647

Total derivatives designated as hedging instruments	$942	$736

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$60	$52
Energy contracts	46	62
Other noncurrent liabilities and deferred credits:
Aluminum contracts	34	33
Embedded credit derivative	14	23

Total derivatives not designated as hedging instruments	$154	$170

Less margin posted:
Other current liabilities:
Aluminum contracts	$4	$4
Energy contracts	32	37

Sub-total	$36	$41

Total Liability Derivatives	$1,060	$865

*	See the “Other” section within Note O for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	March 31, 2011	December 31, 2010
Assets:
Level 1	$106	$76
Level 2	70	81
Level 3	10	9
Margin held*	(20)	(19)

Total	$166	$147

Liabilities:
Level 1	$24	$35
Level 2	93	83
Level 3	979	788
Margin posted*	(36)	(41)

Total	$1,060	$865

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

First quarter ended March 31, 2011
Balance at beginning of period	$779
Total gains or losses (realized and unrealized) included in:
Sales – (decrease)	(18)
Cost of goods sold – (increase)	(5)
Other (income) expenses, net – (increase)	(21)
Other comprehensive income – (increase)	234
Purchases, sales, issuances, and settlements*	—
Transfers into and (or) out of Level 3*	—

Balance at end of period	$969

Total gains or losses included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at March 31, 2011:
Sales	$—
Cost of goods sold	—
Other (income) expenses, net – (increase)	(22)

*	There were no purchases, sales, issuances, or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $969 as of March 31, 2011. This loss was mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value. Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations, while unrealized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations. Both the physical power contract and the financial contract related to this U.S. smelter expire in mid-2011.

Additionally, Alcoa has contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts were recorded in Other comprehensive income on the accompanying Consolidated Balance Sheet until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold.

Furthermore, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Realized gains and losses for this embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2011	2010
Aluminum contracts	Sales	$49	$19
Interest rate contracts	Interest expense	11	18

Total		$60	$37

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		First quarter ended March 31,
		2011	2010
Aluminum contracts	Sales	$(52)	$19
Interest rate contracts	Interest expense	(11)	18

Total		$(63)	$37

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2011, Alcoa had 266 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2011 to 2013.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2011, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $1,065 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*		Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,			First quarter ended March 31,			First quarter ended March 31,
	2011	2010		2011	2010		2011	2010

Aluminum contracts	$(189)	$(57)	Sales	$(38)	$(11)	Other (income) expenses, net	$1	$2
Energy contracts	—	(10)	Cost of goods sold	(3)	(4)	Other (income) expenses, net	—	—
Energy contracts	—	(1)	Other (income) expenses, net	—	—	Other (income) expenses, net	—	—
Foreign exchange contracts	1	(6)	Sales	1	(3)	Other (income) expenses, net	—	—

Total	$(188)	$(74)		$(40)	$(18)		$1	$2

*	Assuming market rates remain constant with the rates at March 31, 2011, a loss of $87 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2011 and 2010, the amount of gain or (loss) recognized in earnings related to the ineffective portion of the hedging relationships.

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

Also, Alcoa has contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036.

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of March 31, 2011. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges was immaterial, and, therefore, is not reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31, 2011	December 31, 2010
Aluminum contracts (kmt)	1,213	1,285
Energy contracts (electricity - megawatt hours)	100,578,295	100,578,295
Foreign exchange contracts	$15	$20

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2011	2010
Aluminum contracts	Sales	$3	$1
Aluminum contracts	Other (income) expenses, net	(14)	(8)
Embedded credit derivative	Other (income) expenses, net	9	(6)
Energy contract	Other (income) expenses, net	12	(33)
Foreign exchange contracts	Other (income) expenses, net	2	3

Total		$12	$(43)

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

The energy contract is associated with a smelter in the U.S. for a power contract that no longer qualified for the normal purchase normal sale exception and a financial contract that no longer qualified as a hedge under derivative accounting in late 2009. Alcoa’s obligations under the contracts expire in September 2011.

Alcoa has a forward contract to purchase $60 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$887	$887	$1,543	$1,543
Restricted cash	1	1	1	1
Noncurrent receivables	26	26	23	23
Available-for-sale securities	94	94	93	93
Short-term borrowings	221	221	92	92
Long-term debt due within one year	572	572	231	231
Long-term debt, less amount due within one year	8,501	9,855	8,842	9,882

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

P. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows.

On April 13, 2011, Alcoa commenced tender offers to purchase for cash (i) any and all of its 5.375% Notes due 2013 (the “5.375% Notes”) and (ii) an amount of its 6.00% Notes due 2013 (the “6.00% Notes” and collectively with the 5.375% Notes, the “Notes”) not to exceed the difference between $750 in cash and the purchase price of the 5.375% Notes accepted for purchase, provided that the purchase of the 6.00% Notes is subject to an aggregate purchase sublimit of $400 in cash. The outstanding principal amount of the 5.375% Notes and 6.00% Notes is $553 and $750, respectively. Holders of 5.375% Notes, which are validly tendered at or prior to 5 p.m., Eastern Time, on May 12, 2011 and accepted for purchase, will receive consideration of $1,073.75 per $1,000 (in whole dollars) note. Holders of 6.00% Notes, which are validly tendered at or prior to 5 p.m., Eastern Time, on April 28, 2011 and accepted for purchase, will receive consideration of $1,080.00 per $1,000 (in whole dollars) note plus an early tender premium of $20.00 per $1,000 (in whole dollars) note. Payments for the Notes will include accrued and unpaid interest from and including the last interest payment date applicable to the relevant series of Notes up to, but not including, the applicable settlement date. The tender offers expire at 5 p.m., Eastern Time, on May 12, 2011, in each case unless extended or earlier terminated.

On April 21, 2011, Alcoa completed a public offering of senior unsecured debt securities under its effective shelf registration statement, dated February 18, 2011, for $1,250 of 5.40% Notes due 2021. Alcoa intends to use the net proceeds from this offering together with cash on hand, if necessary, to fund the purchase price, including applicable premiums and expenses, of the tender offers. Alcoa intends to use any remaining net proceeds from this offering for general corporate purposes, which may include the repayment of certain other outstanding indebtedness.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2011, and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive income (loss), and consolidated cash flows for each of the three-month periods ended March 31, 2011 and 2010. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive income (loss), and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 17, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 21, 2011

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

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2011	2010
Sales	$5,958	$4,887

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$309	$(194)
Loss from discontinued operations	(1)	(7)

Net income (loss)	$308	$(201)

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income (loss) from continuing operations	$0.27	$(0.19)
Diluted – Net income (loss)	0.27	(0.20)

Shipments of alumina (kmt)	2,206	2,126
Shipments of aluminum products (kmt)	1,212	1,134

Alcoa’s average realized price per metric ton of aluminum	$2,682	$2,331

Income from continuing operations attributable to Alcoa was $309, or $0.27 per diluted share, in the 2011 first quarter compared with a loss from continuing operations of $194, or $0.19 per share, in the 2010 first quarter. The improvement of $503 was primarily the result of the following: higher realized prices for alumina and aluminum; significantly stronger volumes in the midstream and downstream segments; and the absence of both restructuring and other charges for the permanent shutdown and planned demolition of certain U.S. structures and a discrete income tax charge related to enacted healthcare legislation; partially offset by rising input costs; higher income taxes due to a change from a pretax loss to pretax income; and net unfavorable foreign currency movements.

Net income attributable to Alcoa for the 2011 first quarter was $308, or $0.27 per share, compared with a net loss of $201, or $0.20 per share, for the same period in 2010. In the 2011 first quarter, Net income included a loss from discontinued operations of $1 due to an additional loss related to both the wire harness and electrical portion (divested in June 2009) and the electronics portion (divested in December 2009) of the Electrical and Electronic Solutions (EES) business for a number of small post-closing and other adjustments. In the 2010 first quarter, Net loss included a loss from discontinued operations of $7 due to an additional loss related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business.

Sales for the 2011 first quarter increased $1,071, or 22%, compared with the same period in 2010. The improvement was mainly driven by a continued rise in realized prices for alumina and aluminum and significantly stronger volumes for all businesses in the midstream and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 79.1% in the 2011 first quarter compared with 82.1% in the 2010 first quarter. The percentage was positively impacted by the significant increase in Sales, somewhat offset by higher input costs and net unfavorable foreign currency movements due to a weaker U.S. dollar.

Selling, general administrative, and other expenses (SG&A) increased $6 in the 2011 first quarter compared with the corresponding period in 2010. The increase was primarily driven by transaction and professional fees related to the acquisition of an aerospace fastener business and the absence of a reduction in the allowance for doubtful accounts.

The Provision for depreciation, depletion, and amortization (DD&A) increased $3, or 1%, in the 2011 first quarter compared to the same period in 2010. The increase in DD&A was mostly due to the Juruti bauxite mine development and São Luís refinery expansion in Brazil and unfavorable foreign currency movements due to a weaker U.S. dollar, mostly offset by the absence of DD&A due to the decision in early 2010 to permanently shutdown and demolish two U.S. smelters.

Restructuring and other charges in the 2011 first quarter were $6 ($5 after-tax and noncontrolling interests), which were comprised of the following components: $5 ($4 after-tax and noncontrolling interests) for the layoff of approximately 360 employees (350 in the Flat-Rolled Products segment and 10 in the Alumina segment) and adjustments to previously announced layoffs; a $2 ($1 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; $1 ($1 after-tax) in charges related to on-going activity from prior periods’ actions; and $2 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Restructuring and other charges in the 2010 first quarter were $187 ($119 after-tax and noncontrolling interests), comprised of the following components: $129 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below) and $12 ($9 after-tax and noncontrolling interests) in net charges for various other restructuring activities, including charges for the layoff of approximately 220 employees.

In the 2010 first quarter, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year); the smelter located in Badin, NC (capacity of 60 kmt-per-year); an aluminum fluoride plant in Point Comfort, TX; a paste plant and cast house in Massena, NY; and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included then-current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $129 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in COGS. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shutdown and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2011	2010
Alumina	$1	$12
Primary Metals	2	150
Flat-Rolled Products	2	(5)
Engineered Products and Solutions	—	4

Segment total	5	161
Corporate	1	26

Total restructuring and other charges	$6	$187

As of March 31, 2011, approximately 20 of the 360 employees associated with 2011 restructuring programs, approximately 660 of the 880 employees associated with 2010 restructuring programs, and approximately 5,600 of the 6,000 employees associated with 2009 restructuring programs were terminated. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2011. In the 2011 first quarter, cash payments of less than $1, $3, and $5 were made against the layoff reserves related to the 2011, 2010, and 2009 restructuring programs, respectively.

Interest expense declined $7, or 6%, in the 2011 first quarter compared to the corresponding period in 2010, primarily due to a $6 increase in interest capitalized, mostly related to the construction of the aluminum complex in Saudi Arabia.

Other income, net was $28 in the 2011 first quarter compared with Other expenses, net of $21 in the same period in 2010. The change of $49 was mainly the result of a net favorable change of $53 in mark-to-market derivative contracts and net foreign currency gains.

The effective tax rate for the first quarter of 2011 and 2010 was 27.4% (provision on income) and 95.5% (provision on a loss), respectively.

The rate for the 2011 first quarter differs by 7.6% from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The rate for the 2010 first quarter differs by 130.5% from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D, a $22 impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010), a $6 discrete income tax charge for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture, and a $5 discrete income tax charge for a change in the anticipated structure of the potential sale of the Transportation Products Europe business (sold in April 2010).

Net income attributable to noncontrolling interests for the 2011 first quarter increased $36 compared with the corresponding period in 2010. The increase was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were mainly driven by higher realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, increased costs for maintenance and labor (union contract settlement in Australia), and higher fuel costs.

Segment Information

Alumina

	First quarter ended March 31,
	2011	2010
Alumina production (kmt)	4,024	3,866
Third-party alumina shipments (kmt)	2,206	2,126

Third-party sales	$810	$638
Intersegment sales	633	591

Total sales	$1,443	$1,229

After-tax operating income (ATOI)	$142	$72

Alumina production increased 4% in the 2011 first quarter compared with the corresponding period in 2010. The increase was mainly driven by higher production at the São Luís, Brazil refinery (the ramp-up of the expanded capacity began in late 2009 and continued throughout 2010 and into 2011) and the Suralco (Suriname) refinery, slightly offset by lower production at the Point Comfort, TX refinery.

Third-party sales for the Alumina segment rose 27% in the 2011 first quarter compared with the same period in 2010. The improvement was primarily due to a 21% increase in realized prices, driven by improved contractual LME-based pricing, movement to alumina index pricing, and benefits from improved spot prices, coupled with a 4% increase in volumes.

Intersegment sales increased 7% in the 2011 first quarter compared to the corresponding period in 2010, mostly due to higher realized prices, somewhat offset by lower demand from the Primary Metals segment.

ATOI for this segment improved 97% in the 2011 first quarter compared to the same period in 2010. The increase was primarily the result of the previously mentioned higher realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, increased costs for maintenance of planned outages and labor (union contract settlement in Australia), and higher fuel costs.

In the second quarter of 2011, alumina pricing is expected to remain strong and production is projected to increase by 125 kmt across the global refining system, including the continued ramp-up at the São Luís refinery. On the cost side, maintenance costs will continue for planned outages in Australia and a continued rise in fuel oil (primarily related to unrest in the Middle East) and caustic costs (primarily related to natural disasters in Japan) is expected.

Primary Metals

	First quarter ended March 31,
	2011	2010
Aluminum production (kmt)	904	889
Third-party aluminum shipments (kmt)	698	695

Alcoa’s average realized price per metric ton of aluminum	$2,682	$2,331

Third-party sales	$1,980	$1,702
Intersegment sales	839	623

Total sales	$2,819	$2,325

ATOI	$202	$123

At March 31, 2011, Alcoa had 644 kmt of idle capacity on a base capacity of 4,518 kmt. In the 2011 first quarter, idle capacity decreased 234 kmt compared to December 31, 2010, mostly due to the restart of previously curtailed production capacity in the U.S.: Massena East (125 kmt-per-year); Wenatchee, WA (43 kmt-per-year); and Ferndale, WA (Intalco: 47 kmt-per-year (11 kmt more than previously announced)). The full restarts of this capacity will be achieved later in 2011. These restarts are expected to increase aluminum production by 140 kmt during 2011 and by 215 kmt on an annual basis thereafter and are occurring to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

Aluminum production was up 2% in the 2011 first quarter compared with the corresponding period in 2010. The improvement was primarily due to increases at virtually every smelter, including the previously mentioned restarts.

Third-party sales for the Primary Metals segment improved 16% in the 2011 first quarter compared with the same period in 2010. The increase was mostly the result of a 15% rise in realized prices, driven by 16% higher LME prices.

Intersegment sales increased 35% in the 2011 first quarter compared to the corresponding period in 2010, mainly as a result of an increase in realized prices, driven by the higher LME, and increased demand from the midstream and downstream segments.

ATOI for this segment improved 64% in the 2011 first quarter compared to the same period in 2010. The increase was primarily due to the previously mentioned improvement in realized prices, partially offset by higher costs for alumina, energy, and coke and pitch and net unfavorable foreign currency movements due to a weaker U.S. dollar.

In the second quarter of 2011, an increase in production is anticipated due to the continued progress on the U.S. smelter capacity restarts, while rising energy and raw materials costs are expected to persist.

Flat-Rolled Products

	First quarter ended March 31,
	2011	2010
Third-party aluminum shipments (kmt)	446	379

Third-party sales	$1,892	$1,435
Intersegment sales	69	46

Total sales	$1,961	$1,481

ATOI	$81	$30

Third-party sales for the Flat-Rolled Products segment increased 32% in the 2011 first quarter compared with the corresponding period in 2010. The improvement was principally the result of better pricing and significantly higher volumes across all businesses, especially related to the packaging, distribution, and aerospace markets.

ATOI for this segment increased 170% in the 2011 first quarter compared to the same period in 2010. The improvement in profitability was primarily driven by the previously mentioned pricing and volume impacts, slightly offset by higher labor and materials costs.

In the second quarter of 2011, demand is expected to remain strong and seasonal increases in can sheet are anticipated. Also, productivity enhancements are projected to ease cost pressures.

Engineered Products and Solutions

	First quarter ended March 31,
	2011	2010
Third-party aluminum shipments (kmt)	55	46

Third-party sales	$1,247	$1,074

ATOI	$130	$81

On March 9, 2011, Alcoa completed an acquisition of the aerospace fastener business of TransDigm Group Inc. for $240. This business is a leading global designer, producer, and supplier of highly engineered aircraft components, with three locations (one in the state of California and two in the United Kingdom) that employ a combined 400 people. Specifically, this business provides a wide variety of high-strength, high temperature nickel alloy specialty engine fasteners, airframe bolts, and slotted entry bearings. In 2010, this business generated sales of $61. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of March 31, 2011; this business’ results of operations were included in this segment beginning March 9, 2011.

Third-party sales for the Engineered Products and Solutions segment improved 16% in the 2011 first quarter compared with the corresponding period in 2010. The increase was mostly due to significantly higher volumes across all businesses, especially related to the aerospace, building and construction, and commercial transportation markets, and sales from two acquisitions (the building and construction business acquired in July 2010 ($17) and the newly acquired fastener business mentioned above ($4)), slightly offset by the absence of sales related to the April 2010 divestiture of the Transportation Products Europe business ($23).

ATOI for this segment improved 60% in the 2011 first quarter compared to the same period in 2010. The increase was mainly the result of the previously mentioned volume impacts and net productivity improvements across all businesses.

In the second quarter of 2011, incremental improvements in end markets are anticipated while productivity improvements are expected to continue.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	First quarter ended March 31,
	2011	2010
Total segment ATOI	$555	$306
Unallocated amounts (net of tax):
Impact of LIFO	(24)	(14)
Interest expense	(72)	(77)
Noncontrolling interests	(58)	(22)
Corporate expense	(67)	(67)
Restructuring and other charges	(6)	(122)
Discontinued operations	(1)	(7)
Other	(19)	(198)

Consolidated net income (loss) attributable to Alcoa	$308	$(201)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2011 first quarter compared with the corresponding period in 2010 consisted of:

•	a change in the Impact of LIFO due to higher prices for alumina and metal, both of which were driven by a rise in LME prices;

•	a decrease in Interest expense, primarily to the result of a $4 increase in interest capitalized, mostly related to the construction of the aluminum complex in Saudi Arabia;

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, principally driven by higher realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, increased costs for maintenance and labor (union contract settlement in Australia), and higher fuel costs;

•

a decline in Restructuring and other charges, mostly due to the absence of asset impairments and other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations;

•	a change in Discontinued operations, primarily the result of fewer post-closing and other adjustments related to the divested EES business; and

•

a change in Other, mainly driven by the absence of discrete income tax charges and other unfavorable tax impacts of $112, the difference between the consolidated effective tax rate and the estimated tax rates applicable to the segments, and a net favorable change of $34 in mark-to-market derivative contracts.

Environmental Matters

See the Environmental Matters section of Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $236 in the 2011 first quarter compared with cash provided from operations of $199 in the same period of 2010. The decrease of $435 was principally due to a $523 cash outflow associated with working capital, slightly offset by significantly better operating results. The major components of the change in working capital were as follows: a $228 increase in receivables, primarily as a result of higher sales in all four segments and a rise in realized prices; a $250 increase in inventories, mostly due to higher demand and rising input costs; an $85 increase in prepaid expenses and other current assets, mainly caused by a higher value-added tax receivable; a $168 increase in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; a $59 increase in accrued expenses, mostly related to lower cash payments for restructuring programs; and a $187 decrease in taxes, including income taxes, mainly due to the absence of a $347 federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

Financing Activities

Cash provided from financing activities was $125 in the 2011 first quarter, an increase of $305 compared with cash used for financing activities of $180 in the corresponding period of 2010.

The source of cash in the 2011 first quarter was primarily due to a $129 net change in short-term borrowings, mostly related to an increase in accounts payable settlement arrangements; $28 in proceeds from employees exercising their stock options; and net cash received from noncontrolling interests of $24, all of which relates to Alumina Limited’s share of AWAC; somewhat offset by $33 in payments on long-term debt, $31 of which was related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; and $33 in dividends paid to shareholders.

In the 2010 first quarter, the use of cash was primarily due to $86 in payments on long-term debt, $80 of which was related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary that were held by Alcoa’s former partner related to the joint venture in Saudi Arabia; net cash paid to noncontrolling interests of $45, all of which relates to Alumina Limited’s share of AWAC; and $32 in dividends paid to shareholders; somewhat offset by $53 in additions to long-term debt, all of which related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil.

Alcoa’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa’s debt by the major credit rating agencies.

On April 12, 2011, Standard and Poor’s Ratings Services (S&P) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P changed the current outlook from negative to stable.

On March 2, 2011, Moody’s Investors Service (Moody’s) confirmed the following ratings for Alcoa: long-term debt at Baa3 and short-term debt at Prime-3. Additionally, Moody’s changed the current outlook from negative to stable.

On February 22, 2011, Fitch Ratings (Fitch) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at F3. Additionally, Fitch changed the current outlook from negative to stable.

Investing Activities

Cash used for investing activities was $552 in the 2011 first quarter compared with $208 in the 2010 first quarter, resulting in an increase in cash used of $344.

In the 2011 first quarter, the use of cash was mainly due to $239 (net of cash acquired) for the acquisition of an aerospace fastener business; $204 in capital expenditures, 42% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; and $118 in additions to investments, mostly for the contributions of $82 related to the aluminum complex joint venture in Saudi Arabia and of $15 related to the natural gas pipeline consortium in Australia.

The use of cash in the 2010 first quarter was mainly due to $221 in capital expenditures, 60% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; and $129 in additions to investments, mostly for the purchase of $121 in available-for-sale securities held by Alcoa’s captive insurance company; partially offset by $137 in sales of investments, all of which related to the sale of available-for-sale securities held by Alcoa’s captive insurance company.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth, aluminum end market demand or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products; (b) unfavorable changes in general business and economic conditions, in the global financial markets, or in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (c) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, and euro; (d) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (e) increases in the costs of other raw materials, including caustic soda or carbon products; (f) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of operations anticipated from its cash sustainability, productivity improvement, and other initiatives; (g) Alcoa’s inability to realize expected benefits from newly constructed, expanded or acquired facilities or from international joint ventures as planned and by targeted completion dates, including the joint venture in Saudi Arabia or the upstream operations in Brazil; (h) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (i) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (j) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (k) changes in tax rates or benefits; and (l) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2010 and the following sections of this report: Note G and the Derivatives section of Note O to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependants of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs alleged these changes to their retiree health care plans violated their rights to vested health care benefits. Plaintiffs additionally alleged that Alcoa had breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs sought injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa had consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims, struck the plaintiffs’ jury demand, but indicated it would use an advisory jury, and set a trial date of September 17, 2008. In August 2008, the court set a new trial date of March 24, 2009 and, subsequently, the trial date was moved to September 22, 2009. In June 2009, the court indicated that it would not use an advisory jury at trial. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge. At the conclusion of evidence, the court set a post-hearing briefing schedule for submission of proposed findings of fact and conclusions of law by the parties and for replies to the same. Post trial briefing was submitted on December 4, 2009.

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorney’s fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. The time for plaintiffs to appeal from the court’s March 9, 2011 judgment will not begin until the court disposes of these motions.

As previously reported, in October 2007, the Department of Planning and Natural Resources (DPNR) filed a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery suit against St. Croix Renaissance Group, L.L.L.P. (SCRG). After the court denied entry of the Agreement and Consent Decree in October 2008, the cost recovery case lay dormant until May 2009, when SCRG filed a third-party complaint for contribution and other relief against several third-party defendants, including Alcoa World Alumina LLC (AWA) and St. Croix Alumina, L.L.C. (SCA). SCRG filed an amended third-party complaint on August 31, 2009, and served it on third-party defendants in mid-September 2009. AWA and SCA filed their answer to the amended third-party complaint on October 30, 2009. On January 8, 2010, DPNR filed a motion to assert claims directly against certain third-party defendants, including AWA and SCA. On January 29, 2010, the court granted plaintiff’s motion. On November 15, 2010, plaintiff and all defendants filed motions for summary judgment addressing various issues relating to liability, recoverability of costs, and divisibility of harm.

On March 4, 2011, the court issued a memorandum and order granting defendants’ motions for summary judgment and entered judgment in favor of the defendants. On March 18, 2011, DPNR filed a motion for reconsideration of the order and judgment. Defendants filed oppositions to the motion on April 1, 2011. On April 15, 2011, DPNR’s motion was denied. DPNR has until May 16, 2011 to file an appeal to the summary judgment ruling. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 million will be required (the timing of such payment is uncertain). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); a judgment by that Court is expected in 2011.

On March 23, 2011, the EC announced that it has decided to refer the Italian Government to the ECJ for failure to comply with the EC’s November 19, 2009 decision.

Separately, on November 29, 2006, Alcoa filed an appeal before the General Court (formerly the European Court of First Instance) seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling. The hearing of the May 29, 2009 appeal was held on June 24, 2010 and a decision from the ECJ is expected in 2011.

Mine Safety

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99 of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011	2,582	$16.52	—	—
February 1 - February 28, 2011	2,462	$17.32	—	—
March 1 - March 31, 2011	—	—	—	—

Total for quarter ended March 31, 2011	5,044	$16.91	—	—

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 6.	Exhibits.

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 21, 2011	By /s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 21, 2011	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document