Form 10-Q
period 2011-06-30
ALCOA INC
filed 2011-07-21
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Yes   ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓	Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   ✓

As of July 15, 2011, 1,064,183,062 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales (J)	$6,585	$5,187	$12,543	$10,074

Cost of goods sold (exclusive of expenses below)	5,247	4,210	9,962	8,223
Selling, general administrative, and other expenses	253	208	498	447
Research and development expenses	46	45	89	84
Provision for depreciation, depletion, and amortization	375	363	736	721
Restructuring and other charges (D)	34	30	40	217
Interest expense	163	119	274	237
Other (income) expenses, net (I)	(50)	(16)	(78)	5

Total costs and expenses	6,068	4,959	11,521	9,934

Income from continuing operations before income taxes	517	228	1,022	140
Provision for income taxes (M)	136	57	274	141

Income (loss) from continuing operations	381	171	748	(1)
Loss from discontinued operations (C)	(4)	(1)	(5)	(8)

Net income (loss)	377	170	743	(9)
Less: Net income attributable to noncontrolling interests	55	34	113	56

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$322	$136	$630	$(65)

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$326	$137	$635	$(57)
Loss from discontinued operations	(4)	(1)	(5)	(8)

Net income (loss)	$322	$136	$630	$(65)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (L):
Basic:
Income (loss) from continuing operations	$0.31	$0.13	$0.60	$(0.06)
Loss from discontinued operations	(0.01)	—	(0.01)	—

Net income (loss)	$0.30	$0.13	$0.59	$(0.06)

Diluted:
Income (loss) from continuing operations	$0.28	$0.13	$0.56	$(0.06)
Loss from discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.28	$0.13	$0.55	$(0.06)

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,260	$1,543
Receivables from customers, less allowances of $41 in 2011 and $45 in 2010	2,083	1,565
Other receivables	365	326
Inventories (F)	3,201	2,562
Prepaid expenses and other current assets	959	873

Total current assets	7,868	6,869

Properties, plants, and equipment	38,939	37,446
Less: accumulated depreciation, depletion, and amortization	18,216	17,285

Properties, plants, and equipment, net	20,723	20,161

Goodwill	5,329	5,119
Investments	1,596	1,340
Deferred income taxes	3,219	3,184
Other noncurrent assets	2,625	2,521
Assets held for sale (C)	106	99

Total assets	$41,466	$39,293

LIABILITIES
Current liabilities:
Short-term borrowings	$65	$92
Accounts payable, trade	2,605	2,322
Accrued compensation and retirement costs	915	929
Taxes, including income taxes	506	461
Other current liabilities	1,199	1,201
Long-term debt due within one year	510	231

Total current liabilities	5,800	5,236

Long-term debt, less amount due within one year	8,773	8,842
Accrued pension benefits (O)	2,217	2,923
Accrued other postretirement benefits	2,609	2,615
Other noncurrent liabilities and deferred credits	2,669	2,560
Liabilities of operations held for sale (C)	29	31

Total liabilities	22,097	22,207

COMMITMENTS AND CONTINGENCIES (H)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (K)	1,178	1,141
Additional capital (K)	7,522	7,087
Retained earnings	11,714	11,149
Treasury stock, at cost	(3,959)	(4,146)
Accumulated other comprehensive loss	(858)	(1,675)

Total Alcoa shareholders’ equity	15,652	13,611

Noncontrolling interests	3,717	3,475

Total equity	19,369	17,086

Total liabilities and equity	$41,466	$39,293

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2011	2010
CASH FROM OPERATIONS
Net income (loss)	$743	$(9)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	736	722
Deferred income taxes	(42)	156
Equity income, net of dividends	(27)	(19)
Restructuring and other charges (D)	40	217
Net loss from investing activities – asset sales (I)	1	—
Loss from discontinued operations (C)	5	8
Stock-based compensation	45	50
Excess tax benefits from stock-based payment arrangements	(6)	(1)
Other	5	81
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(435)	(570)
(Increase) in inventories	(519)	(189)
(Increase) decrease in prepaid expenses and other current assets	(23)	67
Increase in accounts payable, trade	198	1
(Decrease) in accrued expenses	(147)	(246)
Increase in taxes, including income taxes	79	190
Pension contributions	(103)	(44)
(Increase) in noncurrent assets	(106)	(4)
Increase in noncurrent liabilities	129	104
(Increase) in net assets held for sale (C)	(5)	(20)

CASH PROVIDED FROM CONTINUING OPERATIONS	568	494
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(6)	5

CASH PROVIDED FROM OPERATIONS	562	499

FINANCING ACTIVITIES
Net change in short-term borrowings	(28)	(41)
Net change in commercial paper	—	74
Additions to long-term debt (G)	1,254	83
Debt issuance costs	(7)	—
Payments on long-term debt (G)	(1,095)	(123)
Proceeds from exercise of employee stock options	34	7
Excess tax benefits from stock-based payment arrangements	6	1
Dividends paid to shareholders	(65)	(63)
Distributions to noncontrolling interests	(187)	(113)
Contributions from noncontrolling interests	128	64
Acquisitions of noncontrolling interests	—	(66)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	40	(177)

INVESTING ACTIVITIES
Capital expenditures	(476)	(434)
Acquisitions, net of cash acquired (E)	(240)	5
Proceeds from the sale of assets and businesses	1	(11)
Additions to investments	(199)	(159)
Sales of investments	5	138
Other	7	7

CASH USED FOR INVESTING ACTIVITIES	(902)	(454)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17	(5)

Net change in cash and cash equivalents	(283)	(137)
Cash and cash equivalents at beginning of year	1,543	1,481

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,260	$1,344

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance at March 31, 2010	$55	$1,141	$7,100	$10,787	$(4,191)	$(2,223)	$3,181	$15,850
Net income	—	—	—	136	—	—	34	170
Other comprehensive loss	—	—	—	—	—	(170)	(94)	(264)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(34)	—	14	—	—	(20)
Distributions	—	—	—	—	—	—	(41)	(41)
Contributions	—	—	—	—	—	—	37	37
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2010	$55	$1,141	$7,091	$10,892	$(4,177)	$(2,393)	$3,116	$15,725

Balance at March 31, 2011	$55	$1,178	$7,508	$11,424	$(3,973)	$(1,418)	$3,630	$18,404
Net income	—	—	—	322	—	—	55	377
Other comprehensive income	—	—	—	—	—	560	114	674
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	22	—	—	—	—	22
Common stock issued: compensation plans	—	—	(8)	—	14	—	—	6
Distributions	—	—	—	—	—	—	(90)	(90)
Contributions	—	—	—	—	—	—	7	7
Other	—	—	—	—	—	—	1	1

Balance at June 30, 2011	$55	$1,178	$7,522	$11,714	$(3,959)	$(858)	$3,717	$19,369

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520
Net (loss) income	—	—	—	(65)	—	—	56	(9)
Other comprehensive (loss) income	—	—	—	—	—	(301)	13	(288)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(62)	—	—	—	(62)
Stock-based compensation	—	—	50	—	—	—	—	50
Common stock issued: compensation plans	—	—	(101)	—	91	—	—	(10)
Issuance of common stock	—	44	556	—	—	—	—	600
Distributions	—	—	—	—	—	—	(113)	(113)
Contributions	—	—	—	—	—	—	64	64
Purchase of equity from noncontrolling interest	—	—	(2)	—	—	—	(4)	(6)
Other	—	—	(20)	—	—	—	—	(20)

Balance at June 30, 2010	$55	$1,141	$7,091	$10,892	$(4,177)	$(2,393)	$3,116	$15,725

Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	—	—	—	630	—	—	113	743
Other comprehensive income	—	—	—	—	—	817	189	1,006
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(64)	—	—	—	(64)
Stock-based compensation	—	—	45	—	—	—	—	45
Common stock issued: compensation plans	—	—	(173)	—	187	—	—	14
Issuance of common stock (K)	—	37	563	—	—	—	—	600
Distributions	—	—	—	—	—	—	(187)	(187)
Contributions	—	—	—	—	—	—	128	128
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2011	$55	$1,178	$7,522	$11,714	$(3,959)	$(858)	$3,717	$19,369

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2011	2010	2011	2010	2011	2010
Net income	$322	$136	$55	$34	$377	$170

Other comprehensive income (loss), net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	59	(69)	2	1	61	(68)
Foreign currency translation adjustments	354	(450)	107	(96)	461	(546)
Unrealized gains on available-for-sale securities:
Unrealized holding gains	1	1	—	—	1	1
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	1	1	—	—	1	1

Unrecognized gains on derivatives (P):
Net change from periodic revaluations	104	287	5	1	109	288
Net amount reclassified to earnings	42	61	—	—	42	61

Net unrecognized gains on derivatives	146	348	5	1	151	349

Total Other comprehensive income (loss), net of tax	560	(170)	114	(94)	674	(264)

Comprehensive income (loss)	$882	$(34)	$169	$(60)	$1,051	$(94)

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$630	$(65)	$113	$56	$743	$(9)

Other comprehensive income (loss), net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	96	(40)	3	2	99	(38)
Foreign currency translation adjustments	722	(553)	181	9	903	(544)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	1	(2)	—	—	1	(2)
Net amount reclassified to earnings	—	2	—	—	—	2

Net change in unrealized gains (losses) on available-for-sale securities	1	—	—	—	1	—

Unrecognized (losses) gains on derivatives (P):
Net change from periodic revaluations	(84)	213	5	2	(79)	215
Net amount reclassified to earnings	82	79	—	—	82	79

Net unrecognized (losses) gains on derivatives	(2)	292	5	2	3	294

Total Other comprehensive income (loss), net of tax	817	(301)	189	13	1,006	(288)

Comprehensive income (loss)	$1,447	$(366)	$302	$69	$1,749	$(297)

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

On January 1, 2011, Alcoa adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in the Derivatives section of Note P to the Consolidated Financial Statements.

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

Issued

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for Alcoa on January 1, 2012. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for Alcoa on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the Consolidated Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For the second quarter and six months ended June 30, 2011 and 2010, there were no active businesses classified as discontinued operations. Activity of discontinued operations in all periods presented represents post-closing and other adjustments related to divested businesses previously classified as discontinued operations.

The following table details selected financial information of discontinued operations:

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$—	$—	$—	$—

Loss from operations before income taxes	$(6)	$(1)	$(7)	$(13)
Benefit for income taxes	2	—	2	5

Loss from discontinued operations	$(4)	$(1)	$(5)	$(8)

In the 2011 second quarter and six-month period, discontinued operations included an additional loss of $3 ($5 pretax) related to the wire harness and electrical portion (divested in June 2009) of the Electrical and Electronic Solutions (EES) business as a result of a negotiated preliminary settlement related to claims filed in 2010 against Alcoa by Platinum Equity in an insolvency proceeding in Germany. The 2011 second quarter and six-month period also included an additional loss of $1 ($1 pretax) and $2 ($2 pretax), respectively, related to both the wire harness and electrical portion and the electronics portion (divested in December 2009) of the EES business for a number of small post-closing and other adjustments. In the 2010 second quarter and six-month period, discontinued operations included an additional loss of $1 ($1 pretax) and $2 ($4 pretax), respectively, related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction. The 2010 six-month period also included an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business (one remaining plant located in Brazil), the electronics portion of the EES business (working capital components), and the Hawesville, KY automotive casting facility.

The major classes of assets and liabilities of operations held for sale were as follows:

	June 30, 2011	December 31, 2010
Assets:
Receivables	$33	$28
Inventories	26	22
Properties, plants, and equipment	36	35
Other assets	11	14

Assets held for sale	$106	$99

Liabilities:
Accounts payable, trade	$9	$10
Accrued expenses	20	21

Liabilities of operations held for sale	$29	$31

D. Restructuring and Other Charges – In the second quarter and six-month period of 2011, Alcoa recorded Restructuring and other charges of $34 ($16 after-tax and noncontrolling interests) and $40 ($21 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2011 second quarter included $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location (see the Litigation section of Note H); $8 ($4 after-tax and noncontrolling interests) for the layoff of approximately 120 employees (70 in the Primary Metals segment, 30 in the Engineered Products and Solutions segment, and 20 in the Alumina segment); a $6 ($4 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; a net charge of $2 ($2 after-tax) for other various items; and $2 ($2 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

In the 2011 six-month period, Restructuring and other charges included the previously mentioned $20 ($8 after-tax and noncontrolling interests); $13 ($8 after-tax and noncontrolling interests) for the layoff of approximately 480 employees (350 in the Flat-Rolled Products segment, 70 in the Primary Metals segment, 30 in the Alumina segment, and 30 in the Engineered Products and Solutions segment); an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; a net charge of $3 ($3 after-tax) for other various items; and $4 ($3 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

In the second quarter and six-month period of 2010, Alcoa recorded Restructuring and other charges of $30 ($20 after-tax and noncontrolling interests) and $217 ($139 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2010 second quarter included $28 ($19 after-tax and noncontrolling interests) for the layoff of approximately 600 employees (460 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 10 in the Alumina segment; and 70 in Corporate); $8 ($5 after-tax) in net charges related to divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for, among other items, the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs (includes a $1 reversal related to the asset impairment charges recognized in the 2010 first quarter for five U.S. locations – see below); and $7 ($5 after-tax) for the reversal of previously recorded layoff reserves.

In the 2010 six-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $36 ($24 after-tax and noncontrolling interests) for the layoff of approximately 800 employees (625 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 80 in Corporate); $15 ($10 after-tax) in net charges related to divested and to be divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for, among other items, the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $7 ($5 after-tax) in net charges for various other exit costs; and $15 ($10 after-tax) for the reversal of previously recorded layoff reserves.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Alumina	$25	$1	$26	$13
Primary Metals	—	2	2	152
Flat-Rolled Products	—	(2)	2	(7)
Engineered Products and Solutions	3	18	3	22

Segment total	28	19	33	180
Corporate	6	11	7	37

Total restructuring and other charges	$34	$30	$40	$217

As of June 30, 2011, approximately 50 of the 480 employees associated with 2011 restructuring programs, approximately 740 of the 880 employees associated with 2010 restructuring programs, and approximately 5,600 of the 6,000 employees associated with 2009 restructuring programs were terminated. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2011. In the 2011 second quarter and six-month period, cash payments of $2 and $3, respectively, were made against the layoff reserves related to the 2011 restructuring programs; $1 and $4, respectively, were made against the layoff reserves related to the 2010 restructuring programs; and $4 and $9, respectively, were made against the layoff reserves related to the 2009 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2009	$160	$66	$226

2010:
Cash payments	(93)	(15)	(108)
Restructuring charges	43	53	96
Other*	(57)	(41)	(98)

Reserve balances at December 31, 2010	53	63	116

2011:
Cash payments	(16)	(4)	(20)
Restructuring charges	13	1	14
Other*	(3)	—	(3)

Reserve balances at June 30, 2011	$47	$60	$107

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation, respectively.

The remaining reserves are expected to be paid in cash during 2011, with the exception of approximately $55 to $60, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On March 9, 2011, Alcoa completed an acquisition of the aerospace fastener business of TransDigm Group Inc. for $240. This business is a leading global designer, producer, and supplier of highly engineered aircraft components, with three locations (one in the state of California and two in the United Kingdom) that employ a combined 400 people. Specifically, this business provides a wide variety of high-strength, high temperature nickel alloy specialty engine fasteners, airframe bolts, and slotted entry bearings. In 2010, this business generated sales of $61. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of March 31, 2011; this business’ results of operations were included in this segment beginning March 9, 2011. Based on the preliminary purchase price allocation, goodwill of $213 was recorded for this transaction (amount deductible for income tax purposes is yet to be determined). In the second quarter of 2011, the initial goodwill amount was reduced by $53 due to purchase price allocation adjustments of the estimated fair value of the acquired business. The final allocation of the purchase price will be based on valuation and other studies, including environmental and other contingent liabilities, which are expected to be completed by the end of 2011. Other intangible assets may be identified as a result of the final valuation. This acquisition is part of a strategic plan to accelerate the growth of Alcoa’s fastener business, while adding efficiencies, broadening the existing technology base, and expanding product offerings to better serve customers and increase shareholder value. Pro forma results of Alcoa, assuming this acquisition was made at the beginning of the earliest period presented, would not have been materially different from the results reported.

F. Inventories

	June 30, 2011	December 31, 2010
Finished goods	$581	$470
Work-in-process	1,090	814
Bauxite and alumina	710	621
Purchased raw materials	550	401
Operating supplies	270	256

	$3,201	$2,562

At June 30, 2011 and December 31, 2010, the total amount of inventories valued on a last in, first out (LIFO) basis was 35% and 36%, respectively. If valued on an average-cost basis, total inventories would have been $820 and $742 higher at June 30, 2011 and December 31, 2010, respectively.

G. Debt – In April 2011, Alcoa completed a public debt offering under its existing shelf registration statement (dated February 18, 2011) for $1,250 of 5.40% Notes due 2021 (the “2021 Notes”). Alcoa received $1,241 in net proceeds from the public debt offering reflecting an original issue discount and payment of financing costs. The net proceeds were used for the early retirement of $881 in outstanding notes (see below), early repayment of $101 in outstanding loans related to the bauxite mine development in Brazil, and the remainder was used for general corporate purposes. The original issue discount and financing costs were deferred and are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes will be paid semi-annually in April and October, commencing October 2011. Alcoa has the option to redeem the 2021 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the 2021 Notes at a redemption price specified in the 2021 Notes. The 2021 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2021 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2021 Notes repurchased, plus any accrued and unpaid interest on the 2021 Notes repurchased. The 2021 Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

In May 2011, Alcoa completed the following tender offers: (i) any and all of its 5.375% Notes due 2013 (the “5.375% Notes”) and (ii) up to $400 of its 6.00% Notes due 2013 (the “6.00% Notes” and collectively with the 5.375% Notes, the “Notes”). Upon expiration of the tender offers, $269 and $328 of the aggregate outstanding principal amount of the 5.375% Notes and 6.00% Notes, respectively, were validly tendered and accepted. Additionally in May 2011, subsequent to the expiration of the tender offer for the 5.375% Notes, Alcoa elected to call for redemption the remaining outstanding principal of $284 under the provisions of the 5.375% Notes. The total cash paid to the holders of the tendered 5.375% Notes and 6.00% Notes and the called 5.375% Notes was $972, which consisted of $881 in debt principal, $74 in purchase premiums, and $17 in accrued and unpaid interest from the respective last interest payment dates up to, but not including, the respective settlement dates. The $74 was recorded in Interest expense on the accompanying Statement of Consolidated Operations. The 6.00% Notes have a remaining outstanding principal of $422.

In conjunction with the early retirement of the 5.375% Notes, Alcoa terminated interest rate swaps with a notional amount totaling $550. These swaps were accounted for as fair value hedges and were used to convert the stated interest rate of the 5.375% Notes from fixed to floating. At the time of termination, the swaps were “in-the-money” resulting in a gain of $33, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

H. Commitments and Contingencies

Litigation

On February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (Alba) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba's complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs. Alba seeks treble damages with respect to its RICO claims.

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

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13; on the same claim, the jury awarded punitive damages in the amount of $6; and on a negligence claim for property damage, the jury awarded $10. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. On February 17, 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. On May 31, 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 negligence award and denied the remainder of Alcoa's motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 in the 2011 second quarter (See Note D). On June 14, 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. On June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim.

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

As a result of the EC’s November 19, 2009 decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs could be negotiated.

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

Separately, on November 29, 2006, Alcoa filed an appeal before the General Court (formerly the European Court of First Instance) seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling before the ECJ. The hearing of the May 29, 2009 appeal was held on June 24, 2010. On July 21, 2011, the ECJ denied Alcoa’s appeal.

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa's understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be approximately $100 (€70) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. A decision by the EC is expected in 2011. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

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

Alcoa’s remediation reserve balance was $332 and $333 at June 30, 2011 and December 31, 2010 (of which $26 and $31 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2011 second quarter and six-month period, the remediation reserve was increased by $2 and $4, respectively, associated with a number of sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $3 and $8 in the 2011 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2011 second quarter and six-month period, the change in the reserve also reflects an increase of $1 and $3, respectively, due to the effects of foreign currency translation.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites. It is possible that Alcoa's financial position, liquidity, or results of operations, in a particular period, could be materially affected by matters relating to these sites. However, based on facts currently available, management believes that adequate reserves have been provided and that the disposition of these matters will not have a materially adverse effect on the financial position, liquidity, or the results of operations of the Company.

Massena West, NY – Alcoa has been conducting investigations and studies of the Grasse River, adjacent to Alcoa’s Massena plant site, under a 1989 order from the U.S. Environmental Protection Agency (EPA) issued under CERCLA. Sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs).

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

Sherwin, TX – In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active waste disposal areas, which remain in use. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation was reserved.

East St. Louis, IL – In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa and the City of East St. Louis, the owner of the site, entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study included remedial alternatives that ranged from no further action to significant grading, stabilization, and water management of the bauxite residue disposal areas. As a result, Alcoa increased the environmental reserve for this location by $15 in 2005. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in 2011 or later.

Fusina and Portovesme, Italy – In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l., from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Alcoa Trasformazioni S.r.l. appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l., Alumix’s successor, and Alcoa Trasformazioni S.r.l. agreed to a stay on the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement. In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continue related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Additionally, due to new information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3 in 2009.

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $311, including $74 and $152 in the 2011 second quarter and six-month period, respectively, towards the $1,100 commitment. As of June 30, 2011 and December 31, 2010, the carrying value of Alcoa’s investment in this project was $447 and $285, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,000. Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders for $1,004 (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies) of the financed amount in the event that such companies default on their debt service requirements over a defined period of time (Ma’aden issued similar guarantees for its 74.9% ownership). Alcoa’s guarantees for the smelting and rolling mill companies expire in 2017 and 2018, respectively, and will cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At June 30, 2011 and December 31, 2010, the fair value of the guarantees was $8 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $305 (R$480) and $274 (R$461) at June 30, 2011 and December 31, 2010, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $360 (R$560), which represents Alumínio’s investments in both projects and guarantee of debt for Machadinho only as of June 30, 2011.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2012 (start-up of the facility began in April 2011 with full capacity expected to be reached in 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $3,100 (R$4,900) and Alumínio’s share is approximately $790 (R$1,250). As of June 30, 2011, approximately $710 (R$1,100) of Alumínio’s commitment was expended on the project.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and was completed in the first half of 2011 (this facility is operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $650 (R$1,000) and Alumínio’s share is approximately $230 (R$350). Through March 31, 2009, the participants in the consortium were required to provide capital for their respective share of the project costs. In April 2009, the consortium obtained long-term financing for the estimated remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. As of June 30, 2011, approximately $210 (R$330) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $122 (R$192) and $116 (R$195) at June 30, 2011 and December 31, 2010, respectively. Alcoa’s maximum exposure to loss on this project is approximately $260 (R$410), which represents Alumínio’s investment and guarantee of debt as of June 30, 2011.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $141 (A$176), including $1 (A$1) in the 2011 second quarter and $16 (A$16) in the 2011 six-month period, and committed to invest an additional $10 (A$9) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $520 (A$490) as of June 30, 2011.

I. Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Equity income	$(22)	$(5)	$(26)	$(8)
Interest income	(5)	(5)	(11)	(9)
Foreign currency (gains) losses, net	(9)	5	(30)	2
Net loss from asset sales	—	2	1	—
Net (gain) loss on mark-to-market derivative contracts (P)	(18)	(30)	(27)	14
Other, net	4	17	15	6

	$(50)	$(16)	$(78)	$5

In the second quarter and six-month period of 2011, equity income included higher earnings from an investment in a natural gas pipeline in Australia due to the recognition of a discrete income tax benefit by the consortium (Alcoa World Alumina and Chemicals’ share of the benefit was $24).

J. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Second quarter ended June 30, 2011
Sales:
Third-party sales	$926	$2,145	$2,085	$1,370	$6,526
Intersegment sales	723	922	62	—	1,707

Total sales	$1,649	$3,067	$2,147	$1,370	$8,233

Profit and loss:
Equity income (loss)	$22	$(1)	$—	$—	$21
Depreciation, depletion, and amortization	112	142	60	41	355
Income taxes	60	55	35	72	222
After-tax operating income (ATOI)	186	201	99	149	635
Second quarter ended June 30, 2010
Sales:
Third-party sales	$701	$1,710	$1,574	$1,122	$5,107
Intersegment sales	530	693	40	—	1,263

Total sales	$1,231	$2,403	$1,614	$1,122	$6,370

Profit and loss:
Equity income	$4	$1	$—	$—	$5
Depreciation, depletion, and amortization	107	142	57	38	344
Income taxes	41	—	28	48	117
ATOI	94	109	71	107	381

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Six months ended June 30, 2011
Sales:
Third-party sales	$1,736	$4,125	$3,977	$2,617	$12,455
Intersegment sales	1,356	1,761	131	—	3,248

Total sales	$3,092	$5,886	$4,108	$2,617	$15,703

Profit and loss:
Equity income	$25	$—	$—	$1	$26
Depreciation, depletion, and amortization	215	283	118	79	695
Income taxes	104	108	68	134	414
ATOI	328	403	180	279	1,190
Six months ended June 30, 2010
Sales:
Third-party sales	$1,339	$3,412	$3,009	$2,196	$9,956
Intersegment sales	1,121	1,316	86	—	2,523

Total sales	$2,460	$4,728	$3,095	$2,196	$12,479

Profit and loss:
Equity income	$6	$1	$—	$1	$8
Depreciation, depletion, and amortization	199	289	116	79	683
Income taxes	68	18	46	79	211
ATOI	166	232	101	188	687

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total segment ATOI	$635	$381	$1,190	$687
Unallocated amounts (net of tax):
Impact of LIFO	(27)	(3)	(51)	(17)
Interest expense	(106)	(77)	(178)	(154)
Noncontrolling interests	(55)	(34)	(113)	(56)
Corporate expense	(76)	(59)	(143)	(126)
Restructuring and other charges	(22)	(21)	(28)	(143)
Discontinued operations	(4)	(1)	(5)	(8)
Other	(23)	(50)	(42)	(248)

Consolidated net income (loss) attributable to Alcoa	$322	$136	$630	$(65)

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

The following table details segment assets:

	June 30,	December 31,
	2011	2010
Alumina	$10,560	$9,967
Primary Metals	12,749	11,947
Flat-Rolled Products	5,248	4,606
Engineered Products and Solutions	5,995	5,434

Total segment assets	$34,552	$31,954

K. Preferred and Common Stock – On January 24, 2011, Alcoa contributed 36,518,563 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $16.43 per share (the closing price of Alcoa’s common stock on January 24, 2011), or $600 in the aggregate, and were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans. On January 25, 2011, the 36,518,563 shares were registered under Alcoa’s then-current shelf registration statement dated March 10, 2008 (replaced by shelf registration statement dated February 18, 2011) for resale by the master trust, as selling stockholder. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of June 30, 2011, there were 1,177,906,557 common shares issued and 1,064,103,706 common shares outstanding.

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations attributable to Alcoa common shareholders	$326	$137	$635	$(57)
Less: preferred stock dividends declared	—	—	1	1

Income (loss) from continuing operations available to common equity	326	137	634	(58)
Less: dividends and undistributed earnings allocated to participating securities	1	1	2	—

Income (loss) from continuing operations available to Alcoa common shareholders – basic	325	136	632	(58)
Add: interest expense related to convertible notes	8	8	15	—

Income (loss) from continuing operations available to Alcoa common shareholders – diluted	$333	$144	$647	$(58)

Average shares outstanding – basic	1,064	1,021	1,058	1,014
Effect of dilutive securities:
Stock options	9	6	9	—
Stock and performance awards	3	1	3	—
Convertible notes	89	89	89	—

Average shares outstanding – diluted	1,165	1,117	1,159	1,014

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At June 30, 2011 and 2010, there were 2 million and 5 million such participating securities outstanding, respectively. None of the loss from continuing operations in the 2010 six-month period was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees no longer have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At June 30, 2011 and 2010, there were 7 million and 3 million such awards outstanding, respectively.

In the 2010 six-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes, 25 million stock options, and 3 million stock and performance awards were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the 2010 six-month period, 89 million and 7 million potential shares of common stock related to the convertible notes and stock options and awards, respectively, would have been included in diluted average shares outstanding.

Options to purchase 19 million and 32 million shares of common stock at a weighted average exercise price of $28.61 and $27.50 per share were outstanding as of June 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

M. Income Taxes – The effective tax rate for the second quarter of 2011 and 2010 was 26.3% and 25.0%, respectively.

The rate for the 2011 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The rate for the 2010 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars and a $10 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010), partially offset by an $18 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits).

The effective tax rate for the 2011 and 2010 six-month periods was 26.9% and 100.7%, respectively.

The rate for the 2011 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The rate for the 2010 six-month period differs from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D; the $18 discrete income tax charge mentioned above; a $12 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010); a $6 discrete income tax charge for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture; and a $4 discrete income tax charge for a change in the anticipated structure of the sale of the Transportation Products Europe business (sold in April 2010); slightly offset by the $24 discrete income tax benefit mentioned above.

N. Accounts Receivables – Alcoa has two arrangements with third parties to sell certain customer receivables outright without recourse on a continuous basis. As of June 30, 2011, $209 of the sold receivables remain uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

O. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2011	2010	2011	2010
Service cost	$41	$36	$82	$73
Interest cost	171	170	340	340
Expected return on plan assets	(202)	(195)	(403)	(391)
Amortization of prior service cost	4	4	9	8
Recognized net actuarial loss	62	45	124	89

Net periodic benefit cost	$76	$60	$152	$119

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2011	2010	2011	2010
Service cost	$4	$5	$8	$10
Interest cost	39	43	79	87
Expected return on plan assets	—	(1)	(1)	(3)
Amortization of prior service benefit	(4)	(3)	(8)	(7)
Recognized net actuarial loss	6	8	13	16
Settlements	—	(3)	—	(3)

Net periodic benefit cost	$45	$49	$91	$100

On January 24, 2011, Alcoa contributed newly issued shares (see Note K) of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans.

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$31	$48
Foreign exchange contracts	2	2
Interest rate contracts	15	19
Other noncurrent assets:
Aluminum contracts	10	22
Energy contracts	27	9
Interest rate contracts	25	62

Total derivatives designated as hedging instruments	$110	$162

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$2	$3
Other noncurrent assets:
Foreign exchange contracts	2	1

Total derivatives not designated as hedging instruments	$4	$4

Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$—	$4
Interest rate contracts	6	13
Other noncurrent assets:
Interest rate contracts	—	2

Sub-total	$6	$19

Total Asset Derivatives	$108	$147

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$68	$89
Other noncurrent liabilities and deferred credits:
Aluminum contracts	723	647

Total derivatives designated as hedging instruments	$791	$736

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$52	$52
Energy contracts	21	62
Other noncurrent liabilities and deferred credits:
Aluminum contracts	32	33
Embedded credit derivative	21	23

Total derivatives not designated as hedging instruments	$126	$170

Less margin posted:
Other current liabilities:
Aluminum contracts	$2	$4
Energy contracts	11	37

Sub-total	$13	$41

Total Liability Derivatives	$904	$865

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	June 30, 2011	December 31, 2010
Assets:
Level 1	$46	$76
Level 2	40	81
Level 3	28	9
Margin held*	(6)	(19)

Total	$108	$147

Liabilities:
Level 1	$9	$35
Level 2	84	83
Level 3	824	788
Margin posted*	(13)	(41)

Total	$904	$865

*	Margin held represents cash collateral received related to interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1 and energy contracts included in Level 3. At December 31, 2010, margin held also represents cash collateral received related to aluminum contracts included in Level 1. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Second quarter ended	Six months ended
	June 30, 2011	June 30, 2011
Balance at beginning of period	$969	$779
Total gains or losses (realized and unrealized) included in:
Sales – (decrease)	(19)	(37)
Cost of goods sold – (increase)	(6)	(11)
Other (income) expenses, net – (increase)	(13)	(34)
Other comprehensive income – (increase) decrease	(135)	99
Purchases, sales, issuances, and settlements*	—	—
Transfers into and (or) out of Level 3*	—	—

Balance at end of period	$796	$796

Total gains or losses included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at June 30, 2011:
Sales	$—	$—
Cost of goods sold	—	—
Other (income) expenses, net – (increase)	(14)	(36)

*	There were no purchases, sales, issuances, or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $796 as of June 30, 2011. This loss was mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value. Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations, while unrealized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations. Both the physical power contract and the financial contract related to this U.S. smelter expire in September 2011.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Aluminum contracts	Sales	$(27)	$(113)	$22	$(94)
Interest rate contracts	Interest expense	42	18	53	36

Total		$15	$(95)	$75	$(58)

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Second quarter ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Aluminum contracts	Sales	$26	$105	$(26)	$86
Interest rate contracts	Interest expense	(9)	(18)	(20)	(36)

Total		$17	$87	$(46)	$50

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2011, Alcoa had 229 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2011 to 2013.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2011, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $515 of debt through 2018. In the 2011 second quarter, Alcoa terminated interest rate swaps with a notional amount of $550 in conjunction with the early retirement of the related debt (see Note G). At the time of termination, the swaps were “in-the-money” resulting in a gain of $33, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010		2011	2010	2011	2010		2011	2010	2011	2010
Aluminum contracts	$97	$291	$(92)	$234	Sales	$(38)	$(53)	$(76)	$(64)	Other (income) expenses, net	$(1)	$1	$—	$3
Energy contracts	8	(3)	8	(13)	Cost of goods sold	(3)	(7)	(6)	(11)	Other (income) expenses, net	—	—	—	—
Energy contracts	—	—	—	(1)	Other (income) expenses, net	—	—	—	—	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	1	(1)	2	(7)	Sales	1	(1)	2	(4)	Other (income) expenses, net	—	—	—	—
Interest rate contracts	(2)	—	(2)	—	Other (income) expenses, net	(2)	—	(2)	—	Other (income) expenses, net	—	—	—	—

Total	$104	$287	$(84)	$213		$(42)	$(61)	$(82)	$(79)		$(1)	$1	$—	$3

*	Assuming market rates remain constant with the rates at June 30, 2011, a loss of $62 is expected to be recognized in earnings over the next 12 months.
**	For all periods presented, the amount of gain or (loss) recognized in earnings related to the ineffective portion of the hedging relationships.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of June 30, 2011. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30,	December 31,
	2011	2010
Aluminum contracts (kmt)	1,194	1,285
Energy contracts (electricity – megawatt hours)	100,578,295	100,578,295
Foreign exchange contracts	$10	$20

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Aluminum contracts	Sales	$(2)	$(5)	$1	$(4)
Aluminum contracts	Other (income) expenses, net	3	23	(11)	15
Embedded credit derivative	Other (income) expenses, net	(6)	(3)	3	(9)
Energy contract	Other (income) expenses, net	19	14	31	(19)
Foreign exchange contracts	Other (income) expenses, net	2	(4)	4	(1)

Total		$16	$25	$28	$(18)

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,260	$1,260	$1,543	$1,543
Restricted cash	1	1	1	1
Noncurrent receivables	26	26	23	23
Available-for-sale securities	95	95	93	93
Short-term borrowings	65	65	92	92
Long-term debt due within one year	510	510	231	231
Long-term debt, less amount due within one year	8,773	10,012	8,842	9,882

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

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2011, and the related statements of consolidated operations, changes in consolidated equity, and consolidated comprehensive income (loss) for each of the three-month and six-month periods ended June 30, 2011 and 2010, and the statement of consolidated cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated interim financial statements are the responsibility of Alcoa's management.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

July 21, 2011

* This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$6,585	$5,187	$12,543	$10,074

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$326	$137	$635	$(57)
Loss from discontinued operations	(4)	(1)	(5)	(8)

Net income (loss)	$322	$136	$630	$(65)

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income (loss) from continuing operations	$0.28	$0.13	$0.56	$(0.06)
Diluted – Net income (loss)	0.28	0.13	0.55	(0.06)

Shipments of alumina (kmt)	2,378	2,264	4,584	4,390
Shipments of aluminum products (kmt)	1,268	1,182	2,480	2,316

Alcoa’s average realized price per metric ton of aluminum	$2,830	$2,309	$2,757	$2,320

Income from continuing operations attributable to Alcoa was $326, or $0.28 per diluted share, in the 2011 second quarter compared with $137, or $0.13 per share, in the 2010 second quarter. The improvement of $189 was primarily the result of the following: higher realized prices for alumina and aluminum and stronger volumes in all segments, partially offset by rising input costs, net unfavorable foreign currency movements, and a charge related to the early retirement of outstanding debt.

Income from continuing operations attributable to Alcoa was $635, or $0.56 per share, in the 2011 six-month period compared with a Loss from continuing operations of $57, or $0.06 per share, in the 2010 six-month period. The improvement of $692 was primarily the result of the following: higher realized prices for alumina and aluminum; stronger volumes in all segments; and the absence of both charges for the permanent shutdown and planned demolition of certain U.S. structures and a discrete income tax charge related to enacted healthcare legislation; somewhat offset by rising input costs; net unfavorable foreign currency movements; and a charge related to the early retirement of outstanding debt.

Net income attributable to Alcoa for the 2011 second quarter was $322, or $0.28 per share, compared with $136, or $0.13 per share, for the same period in 2010, and Net income for the 2011 six-month period was $630, or $0.55 per share, compared with a Net loss of $65, or $0.06 per share, for the corresponding period in 2010.

In the 2011 second quarter and six-month period, Net income included a loss from discontinued operations of $3 due to an additional loss related to the wire harness and electrical portion (divested in June 2009) of the Electrical and Electronic Solutions (EES) business as a result of a negotiated preliminary settlement related to claims filed in 2010 against Alcoa by Platinum Equity in an insolvency proceeding in Germany. Net income in the 2011 second quarter and six-month period also included a loss from discontinued operations of $1 and $2, respectively, due to an additional loss related to both the wire harness and electrical portion and the electronics portion (divested in December 2009) of the EES business for a number of small post-closing and other adjustments.

In the 2010 second quarter and six-month period, Net income and Net loss included a loss from discontinued operations of $1 and $2, respectively, due to an additional loss related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction. Net loss in the 2010 six-month period also included a loss from discontinued operations of $6 due to an additional loss related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business.

Sales for the 2011 second quarter and six-month period increased $1,398, or 27%, and $2,469, or 25%, respectively, compared with the same periods in 2010. The improvement in both periods was mainly driven by a continued rise in realized prices for alumina and aluminum and higher volumes in the upstream segments and in virtually all businesses in the midstream and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 79.7% in the 2011 second quarter and 79.4% in the 2011 six-month period compared with 81.2% in the 2010 second quarter and 81.6% in the 2010 six-month period. In both periods, the percentage was positively impacted by higher realized prices and volumes, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher energy and other input costs.

Selling, general administrative, and other expenses (SG&A) increased $45 and $51 in the 2011 second quarter and six-month period, respectively, compared with the corresponding periods in 2010. The increase in both periods was primarily driven by higher labor, selling and marketing, and travel expenses. In the 2011 second quarter, lower bad debt expense slightly offset these higher expenses. In the 2011 six-month period, transaction and professional fees related to the acquisition of an aerospace fastener business and the absence of a net reduction in the allowance for doubtful accounts contributed to the increase. SG&A as a percentage of Sales declined from 4.0% in the 2010 second quarter to 3.8% in the 2011 second quarter, and from 4.4% in the 2010 six-month period to 4.0% in the 2011 six-month period.

Restructuring and other charges were $34 ($16 after-tax and noncontrolling interests) and $40 ($21 after-tax and noncontrolling interests) in the 2011 second quarter and six-month period, respectively.

In the 2011 second quarter, Restructuring and other charges included $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location; $8 ($4 after-tax and noncontrolling interests) for the layoff of approximately 120 employees (70 in the Primary Metals segment, 30 in the Engineered Products and Solutions segment, and 20 in the Alumina segment); a $6 ($4 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; a net charge of $2 ($2 after-tax) for other various items; and $2 ($2 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

In the 2011 six-month period, Restructuring and other charges included the previously mentioned $20 ($8 after-tax and noncontrolling interests); $13 ($8 after-tax and noncontrolling interests) for the layoff of approximately 480 employees (350 in the Flat-Rolled Products segment, 70 in the Primary Metals segment, 30 in the Alumina segment, and 30 in the Engineered Products and Solutions segment); an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; a net charge of $3 ($3 after-tax) for other various items; and $4 ($3 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

Restructuring and other charges were $30 ($20 after-tax and noncontrolling interests) and $217 ($139 after-tax and noncontrolling interests) in the 2010 second quarter and six-month period, respectively.

In the 2010 second quarter, Restructuring and other charges included $28 ($19 after-tax and noncontrolling interests) for the layoff of approximately 600 employees (460 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 10 in the Alumina segment; and 70 in Corporate); $8 ($5 after-tax) in net charges related to divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for, among other items, the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs (includes a $1 reversal related to the asset impairment charges recognized in the 2010 first quarter for five U.S. locations – see below); and $7 ($5 after-tax) for the reversal of previously recorded layoff reserves.

In the 2010 six-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $36 ($24 after-tax and noncontrolling interests) for the layoff of approximately 800 employees (625 in the Engineered Products and Solutions segment; 60 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 80 in Corporate); $15 ($10 after-tax) in net charges related to divested and to be divested businesses (Automotive Castings, Transportation Products Europe, and Global Foil) for, among other items, the settlement of a contract with a former customer, foreign currency movements, and working capital adjustments; $7 ($5 after-tax) in net charges for various other exit costs; and $15 ($10 after-tax) for the reversal of previously recorded layoff reserves.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Alumina	$25	$1	$26	$13
Primary Metals	—	2	2	152
Flat-Rolled Products	—	(2)	2	(7)
Engineered Products and Solutions	3	18	3	22

Segment total	28	19	33	180
Corporate	6	11	7	37

Total restructuring and other charges	$34	$30	$40	$217

As of June 30, 2011, approximately 50 of the 480 employees associated with 2011 restructuring programs, approximately 740 of the 880 employees associated with 2010 restructuring programs, and approximately 5,600 of the 6,000 employees associated with 2009 restructuring programs were terminated. The remaining terminations for all of these restructuring programs are expected to be completed by the end of 2011. In the 2011 second quarter and six-month period, cash payments of $2 and $3, respectively, were made against the layoff reserves related to the 2011 restructuring programs; $1 and $4, respectively, were made against the layoff reserves related to the 2010 restructuring programs; and $4 and $9, respectively, were made against the layoff reserves related to the 2009 restructuring programs.

Interest expense rose $44, or 37%, and $37, or 16%, in the 2011 second quarter and six-month period, respectively, compared to the corresponding periods in 2010, primarily due to a $41 net charge related to the early retirement of various outstanding notes ($74 in purchase premiums paid partially offset by a $33 gain for “in-the-money” interest rate swaps).

Other income, net was $50 in the 2011 second quarter and $78 in the 2011 six-month period compared with Other income, net of $16 in the 2010 second quarter and Other expenses, net of $5 in the 2010 six-month period. In the 2011 second quarter, the change was mainly the result of net foreign currency gains, an improvement in the cash surrender value of company-owned life insurance, and higher equity income from an investment in a natural gas pipeline in Australia due to the recognition of a discrete income tax benefit by the consortium (Alcoa World Alumina and Chemicals’ share of the benefit was $24), somewhat offset by a net unfavorable change of $12 in mark-to-market derivative contracts. In the 2011 six-month period, the change was principally driven by a net favorable change of $41 in mark-to-market derivative contracts, net foreign currency gains, and the previously mentioned higher equity income.

The effective tax rate for the second quarter of 2011 and 2010 was 26.3% and 25.0%, respectively.

The rate for the 2011 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The rate for the 2010 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars and a $10 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010), partially offset by an $18 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits).

The effective tax rate for the 2011 and 2010 six-month periods was 26.9% and 100.7%, respectively.

The rate for the 2011 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The rate for the 2010 six-month period differs from the U.S. federal statutory rate of 35% primarily due to a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D; the $18 discrete income tax charge mentioned above; a $12 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010); a $6 discrete income tax charge for interest paid to the Internal Revenue Service on a previously deferred gain associated with the 2007 formation of the former soft alloy extrusions joint venture; and a $4 discrete income tax charge for a change in the anticipated structure of the sale of the Transportation Products Europe business (sold in April 2010); slightly offset by the $24 discrete income tax benefit mentioned above.

Net income attributable to noncontrolling interests for the 2011 second quarter and six-month period increased $21 and $57, respectively, compared with the corresponding periods in 2010. The increase in both periods was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were mainly driven by higher realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher input and maintenance costs.

Segment Information

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Alumina production (kmt)	4,144	3,890	8,168	7,756
Third-party alumina shipments (kmt)	2,378	2,264	4,584	4,390

Third-party sales	$926	$701	$1,736	$1,339
Intersegment sales	723	530	1,356	1,121

Total sales	$1,649	$1,231	$3,092	$2,460

After-tax operating income (ATOI)	$186	$94	$328	$166

Alumina production increased 7% and 5% in the 2011 second quarter and six-month period, respectively, compared with the corresponding periods in 2010. The increase in both periods was mainly driven by higher production at the São Luís (Brazil) refinery (the ramp-up of the expanded capacity began in late 2009 and continued throughout 2010 and into 2011). Additionally, production improved at the Pinjarra (Australia) refinery in the 2011 second quarter and at the Suralco (Suriname) refinery in the 2011 six-month period.

Third-party sales for the Alumina segment rose 32% in the 2011 second quarter and 30% in the 2011 six-month period compared with the same periods in 2010. In both periods, the improvement was primarily due to a 28% (quarter) and 24% (six months) increase in realized prices, driven by improved contractual LME-based pricing, movement to alumina index pricing, and benefits from improved spot prices, coupled with a 5% (quarter) and 4% (six months) increase in volumes.

Intersegment sales increased 36% and 21% in the 2011 second quarter and six-month period, respectively, compared to the corresponding periods in 2010, mostly due to higher realized prices and increased demand from the Primary Metals segment.

ATOI for this segment improved 98% in both the 2011 second quarter and six-month period compared to the same periods in 2010. The increase in both periods was primarily the result of the previously mentioned higher realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher input costs, especially fuel oil and caustic, and increased costs for maintenance of planned outages.

In the third quarter of 2011, production is projected to increase by 85 kmt across the global refining system, including the continued ramp-up at the São Luís refinery. On the cost side, fuel oil and caustic inflation will persist.

Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Aluminum production (kmt)	945	893	1,849	1,782
Third-party aluminum shipments (kmt)	724	699	1,422	1,394

Alcoa’s average realized price per metric ton of aluminum	$2,830	$2,309	$2,757	$2,320

Third-party sales	$2,145	$1,710	$4,125	$3,412
Intersegment sales	922	693	1,761	1,316

Total sales	$3,067	$2,403	$5,886	$4,728

ATOI	$201	$109	$403	$232

At June 30, 2011, Alcoa had 644 kmt of idle capacity on a base capacity of 4,518 kmt. In the 2011 second quarter, idle capacity did not change compared to March 31, 2011.

Aluminum production was up 6% and 4% in the 2011 second quarter and six-month period, respectively, compared with the corresponding periods in 2010. In both periods, the improvement was primarily due to the restarted capacity at Massena East, NY (125 kmt-per-year), Ferndale, WA (Intalco: 47 kmt-per-year (11 kmt more than previously announced)), and Wenatchee, WA (43 kmt-per-year), as well as higher production at the Avilés (Spain) smelter (in June 2010 production was halted as a result of torrential flooding). The full restarts of the mentioned U.S. capacity will be achieved later in 2011. These restarts are expected to increase aluminum production by 140 kmt during 2011 and by 215 kmt on an annual basis thereafter and are occurring to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

Third-party sales for the Primary Metals segment improved 25% in the 2011 second quarter and 21% in the 2011 six-month period compared with the same periods in 2010. The increase in both periods was mostly the result of a 23% (quarter) and 19% (six months) rise in realized prices, driven by 24% (quarter) and 20% (six months) higher LME prices, and higher volumes, including as a result of the previously mentioned restarted capacity at Massena East.

Intersegment sales increased 33% and 34% in the 2011 second quarter and six-month period, respectively, compared to the corresponding periods in 2010, mainly as a result of an increase in realized prices, driven by the higher LME, and increased demand from the midstream and downstream segments.

ATOI for this segment improved 84% in the 2011 second quarter and 74% in the 2011 six-month period compared to the same periods in 2010. In both periods, the increase was primarily due to the previously mentioned improvement in realized prices, partially offset by higher costs for alumina, energy, coke and pitch, and other inputs, and net unfavorable foreign currency movements due to a weaker U.S. dollar.

In the third quarter of 2011, the restarts of U.S. smelting capacity are expected to lead an increase of 30 kmt in production, while higher energy (structural energy change in Europe) and coke and pitch costs are expected to persist.

Flat-Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Third-party aluminum shipments (kmt)	473	420	919	799

Third-party sales	$2,085	$1,574	$3,977	$3,009
Intersegment sales	62	40	131	86

Total sales	$2,147	$1,614	$4,108	$3,095

ATOI	$99	$71	$180	$101

Third-party sales for the Flat-Rolled Products segment increased 32% in both the 2011 second quarter and six-month period compared with the corresponding periods in 2010. The improvement in both periods was principally the result of continued better pricing and higher volumes across most businesses, especially related to the packaging, distribution, aerospace, building and construction, and commercial transportation markets.

ATOI for this segment increased 39% in the 2011 second quarter and 78% in the 2011 six-month period compared to the same periods in 2010. In both periods, the improvement in profitability was primarily driven by the previously mentioned pricing and volume impacts, somewhat offset by higher labor, maintenance, and materials costs.

In the third quarter of 2011, demand is expected to remain strong in the aerospace and commercial transportation markets, partly offset by seasonal impacts from summer plant shutdowns in Europe. Also, demand in Russia is expected to continue to strengthen, while a slowdown of demand growth is anticipated in China.

Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Third-party aluminum shipments (kmt)	57	50	112	96

Third-party sales	$1,370	$1,122	$2,617	$2,196

ATOI	$149	$107	$279	$188

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

Third-party sales for the Engineered Products and Solutions segment improved 22% and 19% in the 2011 second quarter and six-month period, respectively, compared with the corresponding periods in 2010, principally due to higher volumes across most businesses, especially related to the aerospace, building and construction, and commercial transportation markets. Additionally, in both periods, sales from two acquisitions (the building and construction business acquired in July 2010 ($18 (quarter) and $35 (six months)) and the newly acquired fastener business mentioned above ($20 (quarter) and $24 (six months))), and favorable foreign currency movements due to a stronger euro were positive impacts, slightly offset by the absence of sales related to the April 2010 divestiture of the Transportation Products Europe business ($5 (quarter) and $28 (six months)).

ATOI for this segment improved 39% in the 2011 second quarter and 48% in the 2011 six-month period compared to the same periods in 2010. In both periods, the increase was mainly the result of the previously mentioned volume impacts and shop floor productivity improvements across all businesses, somewhat offset by higher input costs in most businesses.

In the third quarter of 2011, incremental improvements in most end markets (building and construction is expected to remain weak) along with gains in market share across the portfolio are anticipated, partly offset by seasonal impacts from summer plant slowdowns, especially in Europe and the commercial transportation market. Also, productivity improvements are expected to continue.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total segment ATOI	$635	$381	$1,190	$687
Unallocated amounts (net of tax):
Impact of LIFO	(27)	(3)	(51)	(17)
Interest expense	(106)	(77)	(178)	(154)
Noncontrolling interests	(55)	(34)	(113)	(56)
Corporate expense	(76)	(59)	(143)	(126)
Restructuring and other charges	(22)	(21)	(28)	(143)
Discontinued operations	(4)	(1)	(5)	(8)
Other	(23)	(50)	(42)	(248)

Consolidated net income (loss) attributable to Alcoa	$322	$136	$630	$(65)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2011 second quarter and six-month period compared with the corresponding periods in 2010 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO due to higher prices for alumina and metal, both of which were driven by a rise in LME prices, and rising input costs;

•

an increase in Interest expense, primarily the result of a $27 net charge related to the early retirement of various outstanding notes ($48 in purchase premiums paid partially offset by a $21 gain for “in-the-money” interest rate swaps);

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, principally driven by higher realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and higher input and maintenance costs;

•

a decline (six-months) in Restructuring and other charges, mostly due to the absence of asset impairments and other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations; and

•

a change in Other, in the 2011 second quarter, mainly driven by net foreign currency gains and an improvement in the cash surrender value of company-owned life insurance, partially offset by a net unfavorable change of $8 in mark-to-market derivative contracts, and, in the 2011 six-month period, primarily due to the absence of a $79 discrete income tax charge related to enacted healthcare legislation, the difference between the consolidated effective tax rate and the estimated tax rates applicable to the segments, a net favorable change of $27 in mark-to-market derivative contracts, and net foreign currency gains.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $562 in the 2011 six-month period compared with $499 in the same period of 2010. The improvement of $63 was principally due to better operating results, mostly offset by a higher net cash outflow associated with working capital of $100, a larger increase in noncurrent assets of $102, and higher pension contributions of $59.

The major components of the higher net cash outflow in working capital were as follows: a smaller outflow of $135 in receivables, primarily related to the receipt of $233 from the sale of customer receivables, somewhat offset by higher sales across all four reportable segments; an additional outflow of $330 in inventories, mostly due to rising input costs and higher production as a result of increased demand; a change from an inflow to an outflow of $90 in prepaid expenses and other current assets; an additional inflow of $197 in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; a lower outflow of $99 in accrued expenses, mostly related to less cash payments for restructuring programs; and a lower inflow of $111 in taxes, including income taxes, mainly due to the absence of a $347 federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years, partially offset by higher income taxes due to Alcoa’s improved operating results.

The larger increase in noncurrent assets was primarily related to higher deferred mining costs and gas transmission costs related to bauxite and refinery, respectively, operations in Australia. The higher pension contributions were principally driven by cash contributions made to U.S. pension plans towards maintaining an approximately 80% funded status.

Financing Activities

Cash provided from financing activities was $40 in the 2011 six-month period, an improvement of $217 compared with cash used for financing activities of $177 in the corresponding period of 2010.

The source of cash in the 2011 six-month period was primarily due to $1,254 in additions to long-term debt, $1,248 of which was for the issuance of 5.40% Notes due 2021, mostly offset by $1,095 in payments on long-term debt, mostly related to $881 for the early retirement of all of the 5.375% Notes due 2013 and a portion of the 6.00% Notes due 2013, $164 for previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil, and $45 for a loan associated with the Samara, Russia facility; $65 in dividends paid to shareholders; and net cash distributed to noncontrolling interests of $59, all of which relates to Alumina Limited’s share of AWAC.

In the 2010 six-month period, the use of cash was primarily due to $123 in payments on long-term debt, $111 of which was related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary that were held by Alcoa’s former partner related to the joint venture in Saudi Arabia; $63 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $49, all of which relates to Alumina Limited’s share of AWAC; partially offset by $83 in additions to long-term debt, $74 of which related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil, and a change of $74 in commercial paper based on Alcoa’s operating needs.

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

Investing Activities

Cash used for investing activities was $902 in the 2011 six-month period compared with $454 in the 2010 six-month period, resulting in an increase in cash used of $448.

In the 2011 six-month period, the use of cash was mainly due to $476 in capital expenditures, 33% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; $239 (net of cash acquired) for the acquisition of an aerospace fastener business; and $199 in additions to investments, mostly for the contributions of $152 related to the aluminum complex joint venture in Saudi Arabia and of $16 related to the natural gas pipeline consortium in Australia.

The use of cash in the 2010 six-month period was mainly due to $434 in capital expenditures, 59% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; and $159 in additions to investments, mostly for the purchase of $121 in fixed income and equity securities held by Alcoa’s captive insurance company and a contribution of $20 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by $138 in sales of investments, all of which related to the sale of fixed income and equity securities held by Alcoa’s captive insurance company.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth, aluminum end market demand or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products; (b) unfavorable changes in general business and economic conditions, in the global financial markets, or in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (c) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (d) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (e) increases in the costs of other raw materials, including caustic soda or carbon products; (f) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of operations anticipated from its cash sustainability, productivity improvement, and other initiatives; (g) Alcoa's inability to realize expected benefits from newly constructed, expanded or acquired facilities or from international joint ventures as planned and by targeted completion dates, including the joint venture in Saudi Arabia or the upstream operations in Brazil; (h) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (i) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (j) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (k) changes in tax rates or benefits; and (l) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2010 and the following sections of this report: Note H and the Derivatives section of Note P to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, on April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13 million; on the same claim, the jury awarded punitive damages in the amount of $6 million; and on a negligence claim for property damage, the jury awarded $10 million. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. On February 17, 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. On May 31, 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 million negligence award and denied the remainder of Alcoa's motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 million on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 million in the 2011 second quarter. On June 14, 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. On June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim.

As previously reported, in 1996, Alcoa acquired the Fusina, Italy smelter and rolling operations and the Portovesme, Italy smelter (both of which are owned by Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l.) from Alumix, an entity owned by the Italian Government. Alcoa also acquired the extrusion plants located in Feltre and Bolzano, Italy. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. On April 5, 2006, Alcoa Trasformazioni S.r.l.’s Fusina site was also sued by the MOE and Minister of Public Works (MOPW) in the Civil Court of Venice for an alleged liability for environmental damages, in parallel with the orders already issued by the MOE. Alcoa Trasformazioni S.r.l. appealed the orders, defended the civil case for environmental damages (which is still pending) and filed suit against Alumix, as discussed below. Similar issues also existed with respect to the Bolzano and Feltre plants, based on orders issued by local authorities in 2006. All the orders were challenged in front of the Administrative Regional Courts, and all trials are still pending. However, in Bolzano, the Municipality of Bolzano withdrew the order, and the Regional Administrative Tribunal of Veneto suspended the order in Feltre. Most, if not all, of the underlying activities occurred during the ownership of Alumix.

As noted above, in response to the 2006 civil suit by the MOE and MOPW, Alcoa Trasformazioni S.r.l. filed suit against Alumix claiming indemnification under the original acquisition agreement, but brought that suit in the Court of Rome due to jurisdictional rules. The Court of Rome has appointed an expert to assess the causes of the pollution. In June 2008, the parties (Alcoa and now Ligestra S.r.l. (Ligestra), the successor to Alumix) signed a preliminary agreement by which they have committed to pursue a settlement and asked for a suspension of the technical assessment during the negotiations. The Court of Rome accepted the request, and postponed the technical assessment, reserving its ability to fix the deadline depending on the development of negotiations. Alcoa and Ligestra agreed to a settlement in December 2008 with respect to the Feltre site. Ligestra paid the sum of 1.08 million Euros and Alcoa committed to clean up the site. Further postponements have been granted by the Court of Rome, and the next hearing was fixed for November 2011. In the meantime, in December 2009, Alcoa Trasformazioni S.r.l. and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina (negotiations related to Portovesme continue). The settlement would also allow Alcoa to settle the 2006 civil suit by the MOE and MOPW for the environmental damages pending before the Civil Court of Venice. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation. On February 7, 2011, a further and more detailed settlement relating to Fusina was reached. This settlement provides a more detailed cost allocation between the parties, allocating 80% and 20% of the remediation costs to Ligestra and Alcoa, respectively. The agreements are contingent upon final acceptance of the remediation project by the MOE. To provide time for settlement with Ligestra, the MOE and Alcoa jointly requested a postponement of the hearing in the Venice trial, assuming that the case will be closed. The

Civil Court of Venice accepted the postponement and fixed the new hearing date for April 11, 2011. In April 2011, The Civil Court of Venice granted a new postponement of the hearing until Fall 2011 while the MOE, Alcoa, and Ligestra continue to finalize the details of a potential settlement. Alcoa believes that it has made adequate reserves for these matters.

By an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. was added as a defendant in Orange County Water District (the “Plaintiff”) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). Plaintiff alleges contamination or threatened contamination of a drinking water aquifer by Alcoa, certain of the entities that preceded Alcoa at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. Currently thirteen original defendants remain in the case. Plaintiff seeks to recover the cost of aquifer remediation and attorney’s fees. This matter was stayed as to all parties during the initial period of a bankruptcy case by a co-defendant; the stay has now been lifted as to Alcoa and all other defendants except the bankrupt co-defendant. Recently, a trial date was set for February 12, 2012 for the remaining original defendants. Third party complaints against cross-defendants are stayed until a future phase of trial at a yet-to-be-determined date. Mediation efforts have been unsuccessful. Plaintiff has asserted a total remedy cost of $150 million plus attorneys’ fees. Defendants do not believe such costs are consistent with appropriate remediation standards. Alcoa contends that its liability, if any could be established, is minimal. A similar matter, Orange County Water District v. Sabic, et al, civil action 30-2008-00078246 (Superior Court of California, County of Orange) was filed against Alcoa Global Fasteners, Inc. on June 23, 2008. This matter also alleges contamination or threatened contamination of a drinking water aquifer by Alcoa and others. While a trial has been set for October 15, 2012, plaintiff has not yet disclosed its estimate of remediation costs. Alcoa believes that it is not responsible for any contamination as alleged in the complaint or that if any liability were to be established, its liability would be insignificant. At this time, Alcoa is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss for either matter.

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

Separately, on November 29, 2006, Alcoa filed an appeal before the General Court (formerly the European Court of First Instance) seeking the annulment of the EC’s decision to open an investigation alleging that such decision did not follow the applicable procedural rules. On March 25, 2009, the General Court denied Alcoa’s appeal. On May 29, 2009, Alcoa appealed the March 25, 2009 ruling before the ECJ. The hearing of the May 29, 2009 appeal was held on June 24, 2010. On July 21, 2011, the ECJ denied Alcoa’s appeal.

Mine Safety

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99 of this report, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	2,582	$16.52	—	—
February 1 – February 28, 2011	2,462	$17.32	—	—
March 1 – March 31, 2011	—	—	—	—

Total for quarter ended March 31, 2011	5,044	$16.91	—	—

April 1 – April 30, 2011	—	—	—	—
May 1 – May 31, 2011	—	—	—	—
June 1 – June 30, 2011	—	—	—	—

Total for quarter ended June 30, 2011	—	—	—	—

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 6.	Exhibits.

4.	Form of 5.40% Notes due 2021, incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated April 21, 2011

10(a).	Alcoa Internal Revenue Code Section 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Attachment D to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 7, 2011

10(b).	Terms and Conditions for Restricted Share Units, effective January 1, 2011 (approved April 29, 2011)

10(c).	Terms and Conditions for Stock Options, effective January 1, 2011 (approved April 29, 2011)

10(d).	2005 Deferred Fee Plan for Directors, as amended, effective May 5, 2011

10(e).	Description of Terms of Relocation for John Thuestad, effective June 15, 2011

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 21, 2011	By	/s/ CHARLES D. MCLANE, JR.
Date		Charles D. McLane, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 21, 2011	By	/s/ GRAEME W. BOTTGER
Date		Graeme W. Bottger
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.	Form of 5.40% Notes due 2021, incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated April 21, 2011

10(a).	Alcoa Internal Revenue Code Section 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Attachment D to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 7, 2011

10(b).	Terms and Conditions for Restricted Share Units, effective January 1, 2011 (approved April 29, 2011)

10(c).	Terms and Conditions for Stock Options, effective January 1, 2011 (approved April 29, 2011)

10(d).	2005 Deferred Fee Plan for Directors, as amended, effective May 5, 2011

10(e).	Description of Terms of Relocation for John Thuestad, effective June 15, 2011

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document