Form 10-Q
period 2011-09-30
ALCOA INC
filed 2011-10-20
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 14, 2011, 1,064,303,727 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales (J)	$6,419	$5,287	$18,962	$15,361

Cost of goods sold (exclusive of expenses below)	5,290	4,413	15,252	12,636
Selling, general administrative, and other expenses	261	232	759	679
Research and development expenses	47	40	136	124
Provision for depreciation, depletion, and amortization	376	358	1,112	1,079
Restructuring and other charges (D)	9	2	49	219
Interest expense	125	139	399	376
Other expenses (income), net (I)	31	43	(47)	48

Total costs and expenses	6,139	5,227	17,660	15,161

Income from continuing operations before income taxes	280	60	1,302	200
Provision (benefit) for income taxes (M)	55	(49)	329	92

Income from continuing operations	225	109	973	108
Loss from discontinued operations (C)	—	—	(5)	(8)

Net income	225	109	968	100

Less: Net income attributable to noncontrolling interests	53	48	166	104

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$172	$61	$802	$(4)

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income from continuing operations	$172	$61	$807	$4
Loss from discontinued operations	—	—	(5)	(8)

Net income (loss)	$172	$61	$802	$(4)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (L):
Basic:
Income from continuing operations	$0.16	$0.06	$0.76	$—
Loss from discontinued operations	—	—	(0.01)	(0.01)

Net income (loss)	$0.16	$0.06	$0.75	$(0.01)

Diluted:
Income from continuing operations	$0.15	$0.06	$0.71	$—
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.15	$0.06	$0.71	$(0.01)

Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,332	$1,543
Receivables from customers, less allowances of $39 in 2011 and $45 in 2010	1,915	1,565
Other receivables	386	326
Inventories (F)	3,172	2,562
Prepaid expenses and other current assets	865	873

Total current assets	7,670	6,869

Properties, plants, and equipment	37,343	37,446
Less: accumulated depreciation, depletion, and amortization	17,872	17,285

Properties, plants, and equipment, net	19,471	20,161

Goodwill	5,271	5,119
Investments	1,521	1,340
Deferred income taxes	3,060	3,184
Other noncurrent assets	2,527	2,521
Assets held for sale (C)	78	99

Total assets	$39,598	$39,293

LIABILITIES
Current liabilities:
Short-term borrowings	$57	$92
Commercial paper	107	—
Accounts payable, trade	2,480	2,322
Accrued compensation and retirement costs	956	929
Taxes, including income taxes	510	461
Other current liabilities	1,024	1,201
Long-term debt due within one year	489	231

Total current liabilities	5,623	5,236

Long-term debt, less amount due within one year	8,658	8,842
Accrued pension benefits (O)	2,081	2,923
Accrued other postretirement benefits	2,555	2,615
Other noncurrent liabilities and deferred credits	2,373	2,560
Liabilities of operations held for sale (C)	25	31

Total liabilities	21,315	22,207

COMMITMENTS AND CONTINGENCIES (H)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (K)	1,178	1,141
Additional capital (K)	7,545	7,087
Retained earnings	11,820	11,149
Treasury stock, at cost	(3,954)	(4,146)
Accumulated other comprehensive loss	(1,725)	(1,675)

Total Alcoa shareholders’ equity	14,919	13,611

Noncontrolling interests	3,364	3,475

Total equity	18,283	17,086

Total liabilities and equity	$39,598	$39,293

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2011	2010
CASH FROM OPERATIONS
Net income	$968	$100
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	1,113	1,080
Deferred income taxes	(78)	62
Equity income, net of dividends	(28)	(25)
Restructuring and other charges (D)	49	219
Net loss (gain) from investing activities – asset sales (I)	1	(8)
Loss from discontinued operations (C)	5	8
Stock-based compensation	70	70
Excess tax benefits from stock-based payment arrangements	(6)	(1)
Other	35	121
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(415)	(467)
(Increase) in inventories	(606)	(94)
Decrease in prepaid expenses and other current assets	11	34
Increase in accounts payable, trade	171	16
(Decrease) in accrued expenses	(195)	(384)
Increase in taxes, including income taxes	117	167
Pension contributions	(217)	(70)
(Increase) in noncurrent assets	(96)	(56)
Increase in noncurrent liabilities	160	136
(Increase) in net assets held for sale (C)	(2)	(24)

CASH PROVIDED FROM CONTINUING OPERATIONS	1,057	884
CASH (USED FOR) PROVIDED FROM DISCONTINUED OPERATIONS	(6)	7

CASH PROVIDED FROM OPERATIONS	1,051	891

FINANCING ACTIVITIES
Net change in short-term borrowings	(36)	(57)
Net change in commercial paper	107	—
Additions to long-term debt (G)	1,254	1,082
Debt issuance costs	(17)	(5)
Payments on long-term debt (G)	(1,122)	(1,587)
Proceeds from exercise of employee stock options	36	8
Excess tax benefits from stock-based payment arrangements	6	1
Dividends paid to shareholders	(98)	(94)
Distributions to noncontrolling interests	(253)	(154)
Contributions from noncontrolling interests	136	121
Acquisitions of noncontrolling interests	—	(66)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	13	(751)

INVESTING ACTIVITIES
Capital expenditures	(801)	(650)
Acquisitions, net of cash acquired (E)	(240)	(72)
Proceeds from the sale of assets and businesses	(6)	(6)
Additions to investments	(216)	(224)
Sales of investments	5	138
Other	(11)	16

CASH USED FOR INVESTING ACTIVITIES	(1,269)	(798)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	20

Net change in cash and cash equivalents	(211)	(638)
Cash and cash equivalents at beginning of year	1,543	1,481

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,332	$843

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at June 30, 2010	$55	$1,141	$7,091	$10,892	$(4,177)	$(2,393)	$3,116	$15,725
Net income	—	—	—	61	—	—	48	109
Other comprehensive income	—	—	—	—	—	705	241	946
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	20	—	—	—	—	20
Common stock issued: compensation plans	—	—	(17)	—	6	—	—	(11)
Distributions	—	—	—	—	—	—	(41)	(41)
Contributions	—	—	—	—	—	—	61	61

Balance at September 30, 2010	$55	$1,141	$7,094	$10,922	$(4,171)	$(1,688)	$3,425	$16,778

Balance at June 30, 2011	$55	$1,178	$7,522	$11,714	$(3,959)	$(858)	$3,717	$19,369
Net income	—	—	—	172	—	—	53	225
Other comprehensive loss	—	—	—	—	—	(867)	(348)	(1,215)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(2)	—	5	—	—	3
Distributions	—	—	—	—	—	—	(66)	(66)
Contributions	—	—	—	—	—	—	8	8

Balance at September 30, 2011	$55	$1,178	$7,545	$11,820	$(3,954)	$(1,725)	$3,364	$18,283

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2009	$55	$1,097	$6,608	$11,020	$(4,268)	$(2,092)	$3,100	$15,520
Net (loss) income	—	—	—	(4)	—	—	104	100
Other comprehensive income	—	—	—	—	—	404	254	658
Cash dividends declared:
Preferred @ $2.8125 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.09 per share	—	—	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	70	—	—	—	—	70
Common stock issued: compensation plans	—	—	(118)	—	97	—	—	(21)
Issuance of common stock	—	44	556	—	—	—	—	600
Distributions	—	—	—	—	—	—	(154)	(154)
Contributions	—	—	—	—	—	—	125	125
Purchase of equity from noncontrolling interest	—	—	(2)	—	—	—	(4)	(6)
Other	—	—	(20)	—	—	—	—	(20)

Balance at September 30, 2010	$55	$1,141	$7,094	$10,922	$(4,171)	$(1,688)	$3,425	$16,778

Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	—	—	—	802	—	—	166	968
Other comprehensive loss	—	—	—	—	—	(50)	(159)	(209)
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.12 per share	—	—	—	(129)	—	—	—	(129)
Stock-based compensation	—	—	70	—	—	—	—	70
Common stock issued: compensation plans	—	—	(175)	—	192	—	—	17
Issuance of common stock (K)	—	37	563	—	—	—	—	600
Distributions	—	—	—	—	—	—	(253)	(253)
Contributions	—	—	—	—	—	—	136	136
Other	—	—	—	—	—	—	(1)	(1)

Balance at September 30, 2011	$55	$1,178	$7,545	$11,820	$(3,954)	$(1,725)	$3,364	$18,283

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Inc.		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2011	2010	2011	2010	2011	2010

Net income	$172	$61	$53	$48	$225	$109

Other comprehensive (loss) income, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	62	29	1	1	63	30
Foreign currency translation adjustments	(1,108)	895	(351)	242	(1,459)	1,137
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(2)	1	—	—	(2)	1
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized (losses) gains on available-for-sale securities	(2)	1	—	—	(2)	1

Unrecognized gains (losses) on derivatives (P):
Net change from periodic revaluations	149	(248)	1	(2)	150	(250)
Net amount reclassified to earnings	32	28	1	—	33	28

Net unrecognized gains (losses) on derivatives	181	(220)	2	(2)	183	(222)

Total Other comprehensive (loss) income, net of tax	(867)	705	(348)	241	(1,215)	946

Comprehensive (loss) income	$(695)	$766	$(295)	$289	$(990)	$1,055

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	2011	2010

Net income (loss)	$802	$(4)	$166	$104	$968	$100

Other comprehensive (loss) income, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	158	(11)	4	3	162	(8)
Foreign currency translation adjustments	(386)	342	(170)	251	(556)	593
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding losses	(1)	(1)	—	—	(1)	(1)
Net amount reclassified to earnings	—	2	—	—	—	2

Net change in unrealized (losses) gains on available-for-sale securities	(1)	1	—	—	(1)	1

Unrecognized gains on derivatives (P):
Net change from periodic revaluations	65	(35)	6	—	71	(35)
Net amount reclassified to earnings	114	107	1	—	115	107

Net unrecognized gains on derivatives	179	72	7	—	186	72

Total Other comprehensive (loss) income, net of tax	(50)	404	(159)	254	(209)	658

Comprehensive income	$752	$400	$7	$358	$759	$758

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

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for Alcoa for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management performs a review of Alcoa’s goodwill in the fourth quarter of each calendar year and plans to early adopt these changes effective for its review of goodwill in the fourth quarter of 2011. As these changes should not affect the outcome of the impairment analysis of a reporting unit, management has determined these changes will not have an impact on the Consolidated Financial Statements.

C. Discontinued Operations and Assets Held for Sale – For the third quarter and nine months ended September 30, 2011 and 2010, there were no active businesses classified as discontinued operations. Activity of discontinued operations in all periods presented represents post-closing and other adjustments related to divested businesses previously classified as discontinued operations.

The following table details selected financial information of discontinued operations:

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$—	$—	$—	$—

Loss from operations before income taxes	$—	$—	$(7)	$(13)
Benefit for income taxes	—	—	2	5

Loss from discontinued operations	$—	$—	$(5)	$(8)

In the 2011 nine-month period, discontinued operations included an additional loss of $3 ($5 pretax) related to the wire harness and electrical portion (divested in June 2009) of the Electrical and Electronic Solutions (EES) business as a result of a negotiated preliminary settlement related to claims filed in 2010 against Alcoa by Platinum Equity in an insolvency proceeding in Germany and an additional loss of $2 ($2 pretax) related to both the wire harness and electrical portion and the electronics portion (divested in December 2009) of the EES business for a number of small post-closing and other adjustments. In the 2010 nine-month period, discontinued operations included an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business and an additional loss of $2 ($4 pretax) related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the Global Foil business (one remaining plant located in Brazil), the electronics portion of the EES business (working capital components), and the Hawesville, KY automotive casting facility.

The major classes of assets and liabilities of operations held for sale were as follows:

	September 30, 2011	December 31, 2010
Assets:
Receivables	$29	$28
Inventories	22	22
Properties, plants, and equipment	21	35
Other assets	6	14

Assets held for sale	$78	$99

Liabilities:
Accounts payable, trade	$8	$10
Accrued expenses	17	21

Liabilities of operations held for sale	$25	$31

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2011, Alcoa recorded Restructuring and other charges of $9 ($5 after-tax and noncontrolling interests) and $49 ($26 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2011 third quarter included $18 ($11 after-tax and noncontrolling interests) for the layoff of approximately 150 employees (70 in the Flat-Rolled Products segment, 40 in the Primary Metals segment, 30 in the Alumina segment, and 10 in Corporate); a net charge of $1 (less than $1 after-tax) for other small items; and $10 ($6 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In the 2011 nine-month period, Restructuring and other charges included $31 ($19 after-tax and noncontrolling interests) for the layoff of approximately 630 employees (420 in the Flat-Rolled Products segment, 110 in the Primary Metals segment, 60 in the Alumina segment, 30 in the Engineered Products and Solutions segment, and 10 in Corporate); $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location (see the Litigation section of Note H); an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; a net charge of $4 ($3 after-tax) for other small items; and $14 ($9 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In the third quarter and nine-month period of 2010, Alcoa recorded Restructuring and other charges of $2 (a credit of $1 after-tax and noncontrolling interests) and $219 ($138 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2010 third quarter included $3 ($2 after-tax and noncontrolling interests) for the layoff of approximately 30 employees (20 in the Primary Metals segment and 10 in Corporate); $8 ($5 after-tax) in net charges related to divested and to be divested businesses (Global Foil, Packaging and Consumer, and Transportation Products Europe) for, among other items, working capital adjustments and a tax indemnification; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs; and $10 ($9 after-tax) for the reversal of previously recorded layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement (see the European Commission Matters section of Note H).

In the 2010 nine-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $39 ($26 after-tax and noncontrolling interests) for the layoff of approximately 830 employees (625 in the Engineered Products and Solutions segment; 80 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 90 in Corporate); $22 ($14 after-tax) in net charges related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $9 ($7 after-tax) in net charges for various other exit costs; and $25 ($19 after-tax) for the reversal of previously recorded layoff reserves.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Alumina	$6	$—	$32	$13
Primary Metals	(6)	(7)	(4)	145
Flat-Rolled Products	5	—	7	(7)
Engineered Products and Solutions	(2)	—	1	22

Segment total	3	(7)	36	173
Corporate	6	9	13	46

Total restructuring and other charges	$9	$2	$49	$219

As of September 30, 2011, approximately 170 of the 630 employees associated with 2011 restructuring programs, approximately 760 of the 880 employees associated with 2010 restructuring programs, and approximately 5,600 of the 6,000 employees associated with 2009 restructuring programs were terminated. The remaining terminations for a portion of the 2011 restructuring programs and all of the 2010 and 2009 restructuring programs are expected to be completed by the end of 2011. In the 2011 third quarter and nine-month period, cash payments of $11 and $14, respectively, were made against the layoff reserves related to the 2011 restructuring programs; $2 and $6, respectively, were made against the layoff reserves related to the 2010 restructuring programs; and $2 and $11, respectively, were made against the layoff reserves related to the 2009 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2009	$160	$66	$226

2010:
Cash payments	(93)	(15)	(108)
Restructuring charges	43	53	96
Other*	(57)	(41)	(98)

Reserve balances at December 31, 2010	53	63	116

2011:
Cash payments	(32)	(6)	(38)
Restructuring charges	31	1	32
Other*	(13)	—	(13)

Reserve balances at September 30, 2011	$39	$58	$97

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation, respectively.

The remaining reserves are expected to be paid in cash during 2011, with the exception of approximately $60 to $65, which is expected to be paid over the next several years for ongoing site remediation work, special termination benefit payments, and lease termination costs.

E. Acquisitions and Divestitures – On March 9, 2011, Alcoa completed an acquisition of the aerospace fastener business of TransDigm Group Inc. for $240. This business is a leading global designer, producer, and supplier of highly engineered aircraft components, with three locations (one in the state of California and two in the United Kingdom) that employ a combined 400 people. Specifically, this business provides a wide variety of high-strength, high temperature nickel alloy specialty engine fasteners, airframe bolts, and slotted entry bearings. In 2010, this business generated sales of $61. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of March 31, 2011; this business’ results of operations were included in this segment beginning March 9, 2011. Based on the preliminary purchase price allocation, goodwill of $213 was recorded for this transaction. In the second and third quarter of 2011, the initial goodwill amount was reduced by $53 and $13, respectively, due to purchase price allocation adjustments of the estimated fair value of the acquired business. Approximately $60 of goodwill is estimated to be deductible for income tax purposes. The final allocation of the purchase price will be based on valuation and other studies, including environmental and other contingent liabilities, which are expected to be completed by the end of 2011. Other intangible assets may be identified as a result of the final valuation. This acquisition is part of a strategic plan to accelerate the growth of Alcoa’s fastener business, while adding efficiencies, broadening the existing technology base, and expanding product offerings to better serve customers and increase shareholder value. Pro forma results of Alcoa, assuming this acquisition was made at the beginning of the earliest period presented, would not have been materially different from the results reported.

F. Inventories

	September 30, 2011	December 31, 2010
Finished goods	$592	$470
Work-in-process	1,042	814
Bauxite and alumina	697	621
Purchased raw materials	571	401
Operating supplies	270	256

	$3,172	$2,562

At September 30, 2011 and December 31, 2010, the total amount of inventories valued on a last in, first out (LIFO) basis was 37% and 36%, respectively. If valued on an average-cost basis, total inventories would have been $818 and $742 higher at September 30, 2011 and December 31, 2010, respectively.

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

On July 25, 2011, Alcoa entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,750 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 under the Credit Facility.

The Credit Facility matures on July 25, 2016, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of September 30, 2011) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of September 30, 2011. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces Alcoa’s Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Former Credit Agreement”), which was scheduled to mature on October 2, 2012. The Former Credit Agreement, which had a total capacity (excluding the commitment of Lehman Commercial Paper Inc.) of $3,275 and was undrawn, was terminated effective July 25, 2011.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

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

There were no amounts outstanding under the Credit Facility at September 30, 2011 and no amounts were borrowed under the Credit Facility during the 2011 third quarter.

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. The Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss with respect to any or all of the above matters.

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

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13; on the same claim, the jury awarded punitive damages in the amount of $6; and on a negligence claim for property damage, the jury awarded $10. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. On February 17, 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. On May 31, 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 negligence award and denied the remainder of Alcoa’s motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 in the 2011 second quarter (See Note D). On June 14, 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. On June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required (the timing of such payment is uncertain). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ).

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

Additionally in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of September 30, 2010, the Fusina smelter was fully curtailed (44 kmt-per-year).

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

Alcoa’s remediation reserve balance was $327 and $333 at September 30, 2011 and December 31, 2010 (of which $34 and $31 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2011 third quarter and nine-month period, the remediation reserve was increased by $2 and $6, respectively, associated with a number of sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $5 and $13 in the 2011 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2011 third quarter and nine-month period, the change in the reserve also reflects a decrease of $2 and an increase of $1, respectively, due to the effects of foreign currency translation.

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

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $325, including $13 and $165 in the 2011 third quarter and nine-month period, respectively, towards the $1,100 commitment. As of September 30, 2011 and December 31, 2010, the carrying value of Alcoa’s investment in this project was $461 and $285, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,000, of which $1,004 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financing, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At September 30, 2011 and December 31, 2010, the fair value of the guarantees was $8 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

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

With Machadinho and Barra Grande, Alumínio’s current power self-sufficiency is approximately 40% (will be approximately 70% once the hydroelectric power projects described below are completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from Brazilian primary plants. Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $266 (R$487) and $274 (R$461) at September 30, 2011 and December 31, 2010, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $310 (R$570), which represents Alumínio’s investments in both projects and guarantee of debt for only Machadinho as of September 30, 2011.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2012 (start-up of the facility began in April 2011 with full capacity expected to be reached in 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,700 (R$4,900) and Alumínio’s share is approximately $680 (R$1,250). As of September 30, 2011, approximately $620 (R$1,100) of Alumínio’s commitment was expended on the project.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and was completed in the first half of 2011 (this facility is operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $550 (R$1,000) and Alumínio’s share is approximately $190 (R$350). Through March 31, 2009, the participants in the consortium were required to provide capital for their respective share of the project costs. In April 2009, the consortium obtained long-term financing for the estimated remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. As of September 30, 2011, approximately $180 (R$340) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $106 (R$193) and $116 (R$195) at September 30, 2011 and December 31, 2010, respectively. Alcoa’s maximum exposure to loss on this project is approximately $220 (R$400), which represents Alumínio’s investment and guarantee of debt as of September 30, 2011.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. This investment was classified as an equity investment. Alcoa has made additional contributions of $141 (A$176), including $16 (A$16) in the 2011 nine-month period, and committed to invest an additional $10 (A$9) to be paid as the pipeline expands through 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $470 (A$480) as of September 30, 2011.

I. Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Equity loss (income)	$2	$(2)	$(24)	$(10)
Interest income	(5)	(5)	(16)	(14)
Foreign currency losses, net	35	21	5	23
Net (gain) loss from asset sales	—	(8)	1	(8)
Net (gain) loss on mark-to-market derivative contracts (P)	(14)	42	(41)	56
Other, net	13	(5)	28	1

	$31	$43	$(47)	$48

In the 2011 nine-month period, equity income included higher earnings from an investment in a natural gas pipeline in Australia due to the recognition of a discrete income tax benefit by the consortium (Alcoa World Alumina and Chemicals’ share of the benefit was $24).

J. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Third quarter ended September 30, 2011
Sales:
Third-party sales	$879	$2,124	$1,974	$1,373	$6,350
Intersegment sales	751	798	48	—	1,597

Total sales	$1,630	$2,922	$2,022	$1,373	$7,947

Profit and loss:
Equity income (loss)	$2	$(4)	$—	$—	$(2)
Depreciation, depletion, and amortization	117	137	61	40	355
Income taxes	42	21	26	67	156
After-tax operating income (ATOI)	154	110	60	138	462
Third quarter ended September 30, 2010
Sales:
Third-party sales	$717	$1,688	$1,645	$1,173	$5,223
Intersegment sales	506	589	46	—	1,141

Total sales	$1,223	$2,277	$1,691	$1,173	$6,364

Profit and loss:
Equity income	$1	$—	$—	$1	$2
Depreciation, depletion, and amortization	100	142	57	37	336
Income taxes	(22)	(3)	26	63	64
ATOI	70	78	66	114	328

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
Nine months ended September 30, 2011
Sales:
Third-party sales	$2,615	$6,249	$5,951	$3,990	$18,805
Intersegment sales	2,107	2,559	179	—	4,845

Total sales	$4,722	$8,808	$6,130	$3,990	$23,650

Profit and loss:
Equity income (loss)	$27	$(4)	$—	$1	$24
Depreciation, depletion, and amortization	332	420	179	119	1,050
Income taxes	146	129	94	201	570
ATOI	482	513	240	417	1,652
Nine months ended September 30, 2010
Sales:
Third-party sales	$2,056	$5,100	$4,654	$3,369	$15,179
Intersegment sales	1,627	1,905	132	—	3,664

Total sales	$3,683	$7,005	$4,786	$3,369	$18,843

Profit and loss:
Equity income	$7	$1	$—	$2	$10
Depreciation, depletion, and amortization	299	431	173	116	1,019
Income taxes	46	15	72	142	275
ATOI	236	310	167	302	1,015

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total segment ATOI	$462	$328	$1,652	$1,015
Unallocated amounts (net of tax):
Impact of LIFO	2	(2)	(49)	(19)
Interest expense	(81)	(91)	(259)	(245)
Noncontrolling interests	(53)	(48)	(166)	(104)
Corporate expense	(76)	(71)	(219)	(197)
Restructuring and other charges	(7)	1	(35)	(142)
Discontinued operations	—	—	(5)	(8)
Other	(75)	(56)	(117)	(304)

Consolidated net income (loss) attributable to Alcoa	$172	$61	$802	$(4)

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

The following table details segment assets:

	September 30, 2011	December 31, 2010
Alumina	$9,675	$9,967
Primary Metals	12,222	11,947
Flat-Rolled Products	5,033	4,606
Engineered Products and Solutions	5,951	5,434

Total segment assets	$32,881	$31,954

K. Preferred and Common Stock – On January 24, 2011, Alcoa contributed 36,518,563 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $16.43 per share (the closing price of Alcoa’s common stock on January 24, 2011), or $600 in the aggregate, and were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans. On January 25, 2011, the 36,518,563 shares were registered under Alcoa’s then-current shelf registration statement dated March 10, 2008 (replaced by shelf registration statement dated February 18, 2011) for resale by the master trust, as selling stockholder. Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of September 30, 2011, there were 1,177,906,557 common shares issued and 1,064,276,127 common shares outstanding.

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income from continuing operations attributable to Alcoa common shareholders	$172	$61	$807	$4
Less: preferred stock dividends declared	1	1	2	2

Income from continuing operations available to common equity	171	60	805	2
Less: dividends and undistributed earnings allocated to participating securities	—	—	2	—

Income from continuing operations available to Alcoa common shareholders – basic	171	60	803	2
Add: interest expense related to convertible notes	8	—	22	—

Income from continuing operations available to Alcoa common shareholders – diluted	$179	$60	$825	$2

Average shares outstanding – basic	1,064	1,021	1,060	1,017
Effect of dilutive securities:
Stock options	7	5	8	5
Stock and performance awards	4	1	3	1
Convertible notes	89	—	89	—

Average shares outstanding – diluted	1,164	1,027	1,160	1,023

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At September 30, 2011 and 2010, there were 2 million and 5 million such participating securities outstanding, respectively.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At September 30, 2011 and 2010, there were 8 million and 3 million such awards outstanding, respectively.

In the 2010 third quarter and nine-month period, 89 million potential shares of common stock related to the convertible notes were not included in the computation of diluted EPS because the effect was anti-dilutive.

Options to purchase 27 million and 32 million shares of common stock at a weighted average exercise price of $23.98 and $27.51 per share were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

M. Income Taxes – The effective tax rate for the third quarter of 2011 and 2010 was 19.6% (provision on income) and 81.7% (benefit on income), respectively.

The rate for the 2011 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a $15 net discrete income tax benefit for various items, primarily attributable to adjustments made related to the filing of prior year tax returns in various jurisdictions and the reversal of a valuation allowance for capital losses now available to be used against future capital gains.

The rate for the 2010 third quarter differs by 116.7% from the U.S. federal statutory rate of 35% primarily due to a $41 discrete income tax benefit for the reversal of a valuation allowance as a result of previously restricted net operating losses of a foreign subsidiary now available, an $8 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010), and a $19 net discrete tax benefit for various other items.

The effective tax rate for the 2011 and 2010 nine-month periods was 25.3% (provision on income) and 46.0% (provision on income), respectively.

The rate for the 2011 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

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

N. Accounts Receivables – Alcoa has two arrangements with third parties to sell certain customer receivables outright without recourse on a continuous basis. As of September 30, 2011, $206 of the sold receivables remain uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

O. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2011	2010	2011	2010
Service cost	$41	$38	$123	$111
Interest cost	169	170	509	510
Expected return on plan assets	(202)	(195)	(605)	(586)
Amortization of prior service cost	5	4	14	12
Recognized net actuarial loss	63	46	187	135

Net periodic benefit cost	$76	$63	$228	$182

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2011	2010	2011	2010
Service cost	$5	$5	$13	$15
Interest cost	40	44	119	131
Expected return on plan assets	(1)	(2)	(2)	(5)
Amortization of prior service benefit	(5)	(4)	(13)	(11)
Recognized net actuarial loss	7	8	20	24
Settlements	—	—	—	(3)

Net periodic benefit cost	$46	$51	$137	$151

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$9	$48
Foreign exchange contracts	1	2
Interest rate contracts	8	19
Other noncurrent assets:
Aluminum contracts	9	22
Energy contracts	40	9
Interest rate contracts	41	62

Total derivatives designated as hedging instruments	$108	$162

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$1	$3
Other noncurrent assets:
Aluminum contracts	5	—
Foreign exchange contracts	—	1

Total derivatives not designated as hedging instruments	$6	$4

Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$—	$4
Interest rate contracts	5	13
Other noncurrent assets:
Interest rate contracts	15	2

Sub-total	$20	$19

Total Asset Derivatives	$94	$147

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$90	$89
Other noncurrent liabilities and deferred credits:
Aluminum contracts	554	647

Total derivatives designated as hedging instruments	$644	$736

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$43	$52
Energy contracts	—	62
Other noncurrent liabilities and deferred credits:
Aluminum contracts	24	33
Embedded credit derivative	33	23
Foreign currency contracts	1	—

Total derivatives not designated as hedging instruments	$101	$170

Less margin posted:
Other current liabilities:

Aluminum contracts	$8	$4
Energy contracts	—	37

Sub-total	$8	$41

Total Liability Derivatives	$737	$865

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	September 30, 2011	December 31, 2010
Assets:
Level 1	$18	$76
Level 2	50	81
Level 3	46	9
Margin held*	(20)	(19)

Total	$94	$147

Liabilities:
Level 1	$68	$35
Level 2	57	83
Level 3	620	788
Margin posted*	(8)	(41)

Total	$737	$865

*	Margin held represents cash collateral received related to interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1. At December 31, 2010, margin held also represents cash collateral received related to aluminum contracts included in Level 1 and margin posted also represents cash collateral paid related to energy contracts included in Level 3. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	Third quarter ended September 30, 2011	Nine months ended September 30, 2011
Balance at beginning of period	$796	$779
Total gains or losses (realized and unrealized) included in:
Sales – (decrease)	(14)	(51)
Cost of goods sold – (increase)	(4)	(15)
Other expenses (income), net – (increase)	(3)	(37)
Other comprehensive loss – (increase)	(196)	(97)
Purchases, sales, issuances, and settlements*	(5)	(5)
Transfers into and (or) out of Level 3*	—	—

Balance at end of period	$574	$574

Total gains or losses included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at September 30, 2011:
Sales	$—	$—
Cost of goods sold	—	—
Other expenses (income), net – (increase)	(13)	(10)

*	During the 2011 third quarter, there was an issuance of a Level 3 financial instrument related to a natural gas supply contract (see below). There were no purchases, sales, or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $574 as of September 30, 2011. This loss was mainly attributed to embedded derivatives in power contracts that index the price of power to the London Metal Exchange (LME) price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon anticipated changes in worldwide supply and demand. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

During the 2011 third quarter, Alcoa entered into a six-year natural gas supply contract, which has an LME-linked ceiling. This contract is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. At inception, this contract had a fair value of $5. Unrealized gains and losses from this contract were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations, while realized gains and losses will be included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases are made under the contract.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value. Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations, while unrealized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations. Both the physical power contract and the financial contract related to this U.S. smelter expired in September 2011.

Additionally, Alcoa has contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Aluminum contracts	Sales	$(100)	$101	$(78)	$7
Interest rate contracts	Interest expense	5	43	58	79

Total		$(95)	$144	$(20)	$86

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Third quarter ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Aluminum contracts	Sales	$102	$(94)	$76	$(8)
Interest rate contracts	Interest expense	(5)	(15)	(25)	(51)

Total	$97	$(109)	$51	$(59)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2011, Alcoa had 310 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2011 to 2013.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2011, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $515 of debt through 2018. In the 2011 second quarter, Alcoa terminated interest rate swaps with a notional amount of $550 in conjunction with the early retirement of the related debt (see Note G). At the time of termination, the swaps were “in-the-money” resulting in a gain of $33, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010		2011	2010	2011	2010		2011	2010	2011	2010

Aluminum contracts	$145	$(247)	$53	$(13)	Sales	$(30)	$(19)	$(106)	$(83)	Other expenses (income), net	$4	$(2)	$4	$1

Energy contracts	6	1	14	(12)	Cost of goods sold	(2)	(7)	(8)	(18)	Other expenses (income), net	—	—	—	—

Energy contracts	—	(6)	—	(7)	Other expenses (income), net	—	—	—	—	Other expenses (income), net	—	—	—	—

Foreign exchange contracts	2	4	4	(3)	Sales	2	(2)	4	(6)	Other expenses (income), net	—	—	—	—

Interest rate contracts	(2)	—	(2)	—	Interest expense	(2)	—	(2)	—	Other expenses (income), net	—	—	—	—

Interest rate contracts	(2)	—	(4)	—	Other expenses (income), net	—	—	(2)	—	Other expenses (income), net	—	—	—	—

Total	$149	$(248)	$65	$(35)		$(32)	$(28)	$(114)	$(107)		$4	$(2)	$4	$1

*	Assuming market rates remain constant with the rates at September 30, 2011, a loss of $22 is expected to be recognized in earnings over the next 12 months.
**	For both the third quarter and nine months ended September 30, 2011, the amount of gain or (loss) recognized in earnings represents $(1) related to the ineffective portion of the hedging relationships. There was also $5 recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for both the third quarter and nine months ended September 30, 2011. For the third quarter and nine months ended September 30, 2010, the amount of gain or (loss) recognized in earnings related to the ineffective portion of the hedging relationships.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of September 30, 2011. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30, 2011	December 31, 2010
Aluminum contracts (kmt)	1,237	1,285
Energy contracts (electricity - megawatt hours)	100,578,295	100,578,295
Foreign exchange contracts	$5	$20

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Aluminum contracts	Sales	$(10)	$7	$(9)	$3
Aluminum contracts	Other expenses (income), net	18	(33)	7	(18)
Embedded credit derivative	Other expenses (income), net	(13)	1	(10)	(8)
Energy contract	Other expenses (income), net	16	(12)	47	(31)
Foreign exchange contracts	Other expenses (income), net	(7)	2	(3)	1

Total		$4	$(35)	$32	$(53)

The embedded credit derivative relates to a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies. If the counterparty’s lowest credit rating is greater than one rating category above Alcoa’s credit ratings, an independent investment banker would be consulted to determine a hypothetical interest rate for both parties. The two interest rates would be netted and the resulting difference would be multiplied by Alcoa’s equivalent percentage of the outstanding principal of the counterparty’s debt obligation as of December 31st of the year preceding the calculation date. This differential would be added to the cost of power in the period following the calculation date.

The energy contract is associated with a smelter in the U.S. for a power contract that no longer qualified for the normal purchase normal sale exception and a financial contract that no longer qualified as a hedge under derivative accounting in late 2009. Alcoa’s obligations under the contracts expired in September 2011.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,332	$1,332	$1,543	$1,543
Restricted cash	1	1	1	1
Noncurrent receivables	23	23	23	23
Available-for-sale securities	93	93	93	93
Short-term borrowings	57	57	92	92
Commercial paper	107	107	—	—
Long-term debt due within one year	489	489	231	231
Long-term debt, less amount due within one year	8,658	9,138	8,842	9,882

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

Q. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as follows in relation to Alcoa’s investment in a joint venture in Saudi Arabia (see the Investments section of Note H).

In October 2011, the refining and mining company of the joint venture entered into project financing totaling $992, of which $249 represents Alcoa World Alumina and Chemicals’ (AWAC) 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued a guarantee to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued a similar guarantee for its 74.9% interest). Alcoa’s guarantee for the refining and mining company covers total debt service requirements of $30 in principal and up to a maximum of approximately $12 in interest per year (based on projected interest rates). In the event Alcoa would be required to make payments under the guarantee, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2011, and the related statements of consolidated operations, changes in consolidated equity, and consolidated comprehensive (loss) income for each of the three-month and nine-month periods ended September 30, 2011 and 2010, and the statement of consolidated cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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
October 20, 2011

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$6,419	$5,287	$18,962	$15,361
Amounts attributable to Alcoa common shareholders:
Income from continuing operations	$172	$61	$807	$4
Loss from discontinued operations	—	—	(5)	(8)

Net income (loss)	$172	$61	$802	$(4)

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income from continuing operations	$0.15	$0.06	$0.71	$—
Diluted – Net income (loss)	0.15	0.06	0.71	(0.01)
Shipments of alumina (kmt)	2,256	2,423	6,840	6,813
Shipments of aluminum products (kmt)	1,277	1,223	3,757	3,539
Alcoa’s average realized price per metric ton of aluminum	$2,689	$2,261	$2,734	$2,300

Income from continuing operations attributable to Alcoa was $172, or $0.15 per diluted share, in the 2011 third quarter compared with $61, or $0.06 per share, in the 2010 third quarter. The improvement of $111 was primarily the result of the following: higher realized prices for alumina and aluminum; stronger volumes in the midstream and downstream segments; and a net favorable change in mark-to-market derivative contracts; partially offset by continued rising input costs; net unfavorable foreign currency movements; and the absence of various discrete income tax benefits.

Income from continuing operations attributable to Alcoa was $807, or $0.71 per share, in the 2011 nine-month period compared with $4, or $0.00 per share, in the 2010 nine-month period. The improvement of $803 was primarily the result of the following: higher realized prices for alumina and aluminum; stronger volumes in the midstream and downstream segments; the absence of charges for the permanent shutdown and planned demolition of certain U.S. structures; and a net favorable change in mark-to-market derivative contracts; somewhat offset by continued rising input costs and net unfavorable foreign currency movements.

Net income attributable to Alcoa for the 2011 third quarter was $172, or $0.15 per share, compared with $61, or $0.06 per share, for the same period in 2010, and Net income for the 2011 nine-month period was $802, or $0.71 per share, compared with a Net loss of $4, or $0.01 per share, for the corresponding period in 2010.

In the 2011 nine-month period, Net income included a loss from discontinued operations of $3 due to an additional loss related to the wire harness and electrical portion (divested in June 2009) of the Electrical and Electronic Solutions (EES) business as a result of a negotiated preliminary settlement related to claims filed in 2010 against Alcoa by Platinum Equity in an insolvency proceeding in Germany and $2 due to an additional loss related to both the wire harness and electrical portion and the electronics portion (divested in December 2009) of the EES business for a number of small post-closing and other adjustments.

In the 2010 nine-month period, Net loss included a loss from discontinued operations of $6 due to an additional loss related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business and $2 due to an additional loss related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction.

Sales for the 2011 third quarter and nine-month period increased $1,132, or 21%, and $3,601, or 23%, respectively, compared with the same periods in 2010. The improvement in both periods was mainly driven by a continued rise in realized prices for alumina and aluminum and higher volumes in virtually all businesses in the midstream and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 82.4% in the 2011 third quarter and 80.4% in the 2011 nine-month period compared with 83.5% in the 2010 third quarter and 82.3% in the 2010 nine-month period. In both periods, the percentage was positively impacted by the previously mentioned higher realized prices and volumes, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar and continued higher energy and other input costs.

Selling, general administrative, and other expenses (SG&A) increased $29 and $80 in the 2011 third quarter and nine-month period, respectively, compared with the corresponding periods in 2010. The increase in both periods was primarily driven by higher labor, selling and marketing, and travel expenses. In the 2011 third quarter, lower bad debt expense slightly offset these higher expenses. In the 2011 nine-month period, transaction and professional fees related to the acquisition of an aerospace fastener business and the absence of a net reduction in the allowance for doubtful accounts also contributed to the increase. SG&A as a percentage of Sales declined from 4.4% in the 2010 third quarter to 4.1% in the 2011 third quarter, and from 4.4% in the 2010 nine-month period to 4.0% in the 2011 nine-month period.

Restructuring and other charges were $9 ($5 after-tax and noncontrolling interests) and $49 ($26 after-tax and noncontrolling interests) in the 2011 third quarter and nine-month period, respectively.

In the 2011 third quarter, Restructuring and other charges included $18 ($11 after-tax and noncontrolling interests) for the layoff of approximately 150 employees (70 in the Flat-Rolled Products segment, 40 in the Primary Metals segment, 30 in the Alumina segment, and 10 in Corporate); a net charge of $1 (less than $1 after-tax) for other small items; and $10 ($6 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In the 2011 nine-month period, Restructuring and other charges included $31 ($19 after-tax and noncontrolling interests) for the layoff of approximately 630 employees (420 in the Flat-Rolled Products segment, 110 in the Primary Metals segment, 60 in the Alumina segment, 30 in the Engineered Products and Solutions segment, and 10 in Corporate); $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location; an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements; a net charge of $4 ($3 after-tax) for other small items; and $14 ($9 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

Restructuring and other charges were $2 (a credit of $1 after-tax and noncontrolling interests) and $219 ($138 after-tax and noncontrolling interests) in the 2010 third quarter and nine-month period, respectively.

In the 2010 third quarter, Restructuring and other charges included $3 ($2 after-tax and noncontrolling interests) for the layoff of approximately 30 employees (20 in the Primary Metals segment and 10 in Corporate); $8 ($5 after-tax) in net charges related to divested and to be divested businesses (Global Foil, Packaging and Consumer, and Transportation Products Europe) for, among other items, working capital adjustments and a tax indemnification; $1 ($1 after-tax and noncontrolling interests) in net charges for various other exit costs; and $10 ($9 after-tax) for the reversal of previously recorded layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement.

In the 2010 nine-month period, Restructuring and other charges included $128 ($81 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $39 ($26 after-tax and noncontrolling interests) for the layoff of approximately 830 employees (625 in the Engineered Products and Solutions segment; 80 in the Primary Metals segment; 25 in the Flat-Rolled Products segment; 10 in the Alumina segment; and 90 in Corporate); $22 ($14 after-tax) in net charges related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $9 ($7 after-tax) in net charges for various other exit costs; and $25 ($19 after-tax) for the reversal of previously recorded layoff reserves.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Alumina	$6	$—	$32	$13
Primary Metals	(6)	(7)	(4)	145
Flat-Rolled Products	5	—	7	(7)
Engineered Products and Solutions	(2)	—	1	22

Segment total	3	(7)	36	173
Corporate	6	9	13	46

Total restructuring and other charges	$9	$2	$49	$219

As of September 30, 2011, approximately 170 of the 630 employees associated with 2011 restructuring programs, approximately 760 of the 880 employees associated with 2010 restructuring programs, and approximately 5,600 of the 6,000 employees associated with 2009 restructuring programs were terminated. The remaining terminations for a portion of the 2011 restructuring programs and all of the 2010 and 2009 restructuring programs are expected to be completed by the end of 2011. In the 2011 third quarter and nine-month period, cash payments of $11 and $14, respectively, were made against the layoff reserves related to the 2011 restructuring programs; $2 and $6, respectively, were made against the layoff reserves related to the 2010 restructuring programs; and $2 and $11, respectively, were made against the layoff reserves related to the 2009 restructuring programs.

Interest expense declined $14, or 10%, and rose $23, or 6%, in the 2011 third quarter and nine-month period, respectively, compared to the corresponding periods in 2010. The decrease in the 2011 third quarter was due to the absence of a $14 net charge related to the early retirement of various outstanding notes ($42 in purchase premiums paid partially offset by a $28 gain for “in-the-money” interest rate swaps). The increase in the 2011 nine-month period was mostly caused by a $41 net charge related to the early retirement of various outstanding notes ($74 in purchase premiums paid partially offset by a $33 gain for “in-the-money” interest rate swaps), somewhat offset by the absence of the previously mentioned $14 net charge.

Other expenses, net was $31 in the 2011 third quarter compared to $43 in the 2010 third quarter and Other income, net was $47 in the 2011 nine-month period compared with Other expenses, net of $48 in the 2010 nine-month period. In the 2011 third quarter, the change was mainly the result of a net favorable change of $56 in mark-to-market derivative contracts and lower deferred compensation as a result of a decline in plan performance, mostly offset by a decrease in the cash surrender value of company-owned life insurance and net foreign currency losses. In the 2011 nine-month period, the change was principally driven by a net favorable change of $97 in mark-to-market derivative contracts and higher equity income from an investment in a natural gas pipeline in Australia due to the recognition of a discrete income tax benefit by the consortium (Alcoa World Alumina and Chemicals’ share of the benefit was $24), slightly offset by a decrease in the cash surrender value of company-owned life insurance.

The effective tax rate for the third quarter of 2011 and 2010 was 19.6% (provision on income) and 81.7% (benefit on income), respectively.

The rate for the 2011 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a $15 net discrete income tax benefit for various items, primarily attributable to adjustments made related to the filing of prior year tax returns in various jurisdictions and the reversal of a valuation allowance for capital losses now available to be used against future capital gains.

The rate for the 2010 third quarter differs by 116.7% from the U.S. federal statutory rate of 35% primarily due to a $41 discrete income tax benefit for the reversal of a valuation allowance as a result of previously restricted net operating losses of a foreign subsidiary now available, an $8 favorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact reversed by the end of 2010), and a $19 net discrete tax benefit for various other items.

The effective tax rate for the 2011 and 2010 nine-month periods was 25.3% (provision on income) and 46.0% (provision on income), respectively.

The rate for the 2011 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

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

Net income attributable to noncontrolling interests for the 2011 third quarter and nine-month period increased $5 and $62, respectively, compared with the corresponding periods in 2010. The increase in both periods was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were mainly driven by higher realized prices, mostly offset in the third quarter comparison and partially offset in the nine-month comparison by continued higher input costs and net unfavorable foreign currency movements due to a weaker U.S. dollar.

Segment Information

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Alumina production (kmt)	4,140	4,047	12,308	11,803
Third-party alumina shipments (kmt)	2,256	2,423	6,840	6,813

Third-party sales	$879	$717	$2,615	$2,056
Intersegment sales	751	506	2,107	1,627

Total sales	$1,630	$1,223	$4,722	$3,683

After-tax operating income (ATOI)	$154	$70	$482	$236

Alumina production increased 2% and 4% in the 2011 third quarter and nine-month period, respectively, compared with the corresponding periods in 2010. The increase in both periods was mainly driven by higher production at the São Luís (Brazil) refinery (the ramp-up of the expanded capacity began in late 2009 and continued throughout 2010 and into 2011).

Third-party sales for the Alumina segment rose 23% in the 2011 third quarter and 27% in the 2011 nine-month period compared with the same periods in 2010. In both periods, the improvement was primarily due to a 30% (third quarter) and 26% (nine months) increase in realized prices, driven by improved contractual LME-based pricing, movement to alumina index pricing, and benefits from improved spot prices. Also in the 2011 third quarter, a 7% decline in volumes was mostly offset by favorable foreign currency movements due to a stronger Australian dollar.

Intersegment sales increased 48% and 30% in the 2011 third quarter and nine-month period, respectively, compared to the corresponding periods in prior year, mostly due to higher realized prices and increased demand from the Primary Metals segment.

ATOI for this segment improved 120% in the 2011 third quarter and 104% in the 2011 nine-month period compared to the same periods in 2010. The increase in both periods was primarily the result of the previously mentioned higher realized prices, partially offset by continued higher input costs, especially fuel oil and caustic, and net unfavorable foreign currency movements due to a weaker U.S. dollar.

In the fourth quarter of 2011, productivity improvements are expected, while caustic costs will continue to inflate. Also, fuel oil costs are expected to temper.

Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Aluminum production (kmt)	964	891	2,813	2,673
Third-party aluminum shipments (kmt)	754	708	2,176	2,102

Alcoa’s average realized price per metric ton of aluminum	$2,689	$2,261	$2,734	$2,300

Third-party sales	$2,124	$1,688	$6,249	$5,100
Intersegment sales	798	589	2,559	1,905

Total sales	$2,922	$2,277	$8,808	$7,005

ATOI	$110	$78	$513	$310

At September 30, 2011, Alcoa had 644 kmt of idle capacity on a base capacity of 4,518 kmt. In the 2011 third quarter, idle capacity did not change compared to June 30, 2011.

Aluminum production was up 8% and 5% in the 2011 third quarter and nine-month period, respectively, compared with the corresponding periods in 2010. In both periods, the improvement was primarily due to the restarted capacity at Massena East, NY (125 kmt-per-year), Ferndale, WA (Intalco: 47 kmt-per-year (11 kmt more than previously announced)), and Wenatchee, WA (43 kmt-per-year), as well as higher production at the Avilés (Spain) smelter (in June 2010 production was halted as a result of torrential flooding). The full restarts of the mentioned U.S. capacity will be achieved by the end of 2011. These restarts are expected to increase aluminum production by 140 kmt during 2011 and by 215 kmt on an annual basis thereafter and are occurring to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

Third-party sales for the Primary Metals segment improved 26% in the 2011 third quarter and 23% in the 2011 nine-month period compared with the same periods in 2010. The increase in both periods was mostly the result of a 19% (third quarter and nine months) rise in realized prices, driven by 15% (third quarter) and 18% (nine months) higher LME prices, and higher volumes, largely attributable to the previously mentioned restarted U.S. capacity. Also contributing to the increase in the 2011 nine-month period were favorable foreign currency movements due to a stronger euro.

Intersegment sales increased 35% and 34% in the 2011 third quarter and nine-month period, respectively, compared to the corresponding periods in 2010, mainly as a result of an increase in realized prices, driven by the higher LME, and higher buy/resell activity. In the 2011 nine-month period, increased demand from the midstream and downstream segments also contributed positively to the increase.

ATOI for this segment improved 41% in the 2011 third quarter and 65% in the 2011 nine-month period compared to the same periods in 2010. In both periods, the increase was primarily due to the previously mentioned improvement in realized prices and net productivity improvements, mostly offset in the quarter and partially offset in the nine months by continued higher costs for alumina, carbon, energy, and other inputs, and net unfavorable foreign currency movements due to a weaker U.S. dollar.

In the fourth quarter of 2011, net productivity improvements are anticipated while carbon price inflation is expected to continue. Higher energy costs are also expected, particularly in Norway and the U.S. due to the traditionally higher-priced upcoming winter season and a planned outage at the Rockdale, TX power plant, respectively.

Flat-Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Third-party aluminum shipments (kmt)	454	448	1,373	1,247

Third-party sales	$1,974	$1,645	$5,951	$4,654
Intersegment sales	48	46	179	132

Total sales	$2,022	$1,691	$6,130	$4,786

ATOI	$60	$66	$240	$167

Third-party sales for the Flat-Rolled Products segment increased 20% and 28% in the 2011 third quarter and nine-month period, respectively, compared with the corresponding periods in 2010. The improvement in both periods was principally the result of continued better pricing, higher volumes across most businesses, and favorable foreign currency movements, mainly due to a stronger euro. In both periods, higher volumes were primarily attributable to the packaging, commercial transportation, and aerospace markets. Mostly offsetting the improved volumes in the 2011 third quarter were volume declines related to the distribution and industrial products markets and slightly offsetting the higher volumes in the 2011 nine-month period were volume decreases related to the industrial products markets.

ATOI for this segment declined 9% in the 2011 third quarter and improved 44% in the 2011 nine-month period compared to the same periods in 2010. In the 2011 third quarter, the decrease was mostly due to higher labor and other input costs and net unfavorable foreign currency movements due to a weaker U.S. dollar, partially offset by the previously mentioned volume impacts and net productivity improvements. In the 2011 nine-month period, the improvement in profitability was primarily driven by the previously mentioned volume and pricing impacts and net productivity improvements, partially offset by higher labor and other input costs.

In the fourth quarter of 2011, demand will remain strong in the aerospace market, but normal seasonal declines are expected in the packaging market. Weakness in markets across Europe is expected to continue, while net productivity improvements are anticipated.

Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Third-party aluminum shipments (kmt)	56	51	168	147

Third-party sales	$1,373	$1,173	$3,990	$3,369

ATOI	$138	$114	$417	$302

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

Third-party sales for the Engineered Products and Solutions segment improved 17% and 18% in the 2011 third quarter and nine-month period, respectively, compared with the corresponding periods in 2010, principally due to higher volumes across all businesses, especially related to the aerospace and commercial transportation markets. Additionally, in both periods, favorable foreign currency movements due to a stronger euro and sales from two acquisitions (the building and construction business acquired in July 2010 ($8 (quarter) and $43 (nine months)) and the newly acquired fastener business mentioned above ($18 (quarter) and $39 (nine months))) were positive impacts. Slightly offsetting the positive contributions in the 2011 nine-month period was the absence of sales related to the April 2010 divestiture of the Transportation Products Europe business ($28).

ATOI for this segment improved 21% in the 2011 third quarter and 38% in the 2011 nine-month period compared to the same periods in 2010. In both periods, the increase was mainly the result of the previously mentioned volume impacts, somewhat offset by unfavorable price/product mix. In the 2011 nine-month period, net productivity improvements across most businesses were also a positive contributor to ATOI.

In the fourth quarter of 2011, incremental improvements are anticipated in all end markets, except for the commercial transportation market in Europe and the building and construction market in both Europe and North America. Also, net productivity improvements and share gains through innovation are expected to continue.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total segment ATOI	$462	$328	$1,652	$1,015
Unallocated amounts (net of tax):
Impact of LIFO	2	(2)	(49)	(19)
Interest expense	(81)	(91)	(259)	(245)
Noncontrolling interests	(53)	(48)	(166)	(104)
Corporate expense	(76)	(71)	(219)	(197)
Restructuring and other charges	(7)	1	(35)	(142)
Discontinued operations	—	—	(5)	(8)
Other	(75)	(56)	(117)	(304)

Consolidated net income (loss) attributable to Alcoa	$172	$61	$802	$(4)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2011 third quarter and nine-month period compared with the corresponding periods in 2010 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO (nine months) due to higher prices for alumina and metal, both of which were driven by a rise in LME prices, and rising input costs;

•

a decrease in Interest expense (third quarter), principally caused by the absence of a $9 net charge related to the early retirement of various outstanding notes ($27 in purchase premiums paid partially offset by an $18 gain for “in-the-money” interest rate swaps), and an increase in Interest expense (nine months), primarily the result of a $27 net charge related to the early retirement of various outstanding notes ($48 in purchase premiums paid partially offset by a $21 gain for “in-the-money” interest rate swaps), somewhat offset by the absence of the previously-mentioned $9 net charge;

•

an increase in Noncontrolling interests (nine months), mainly due to higher earnings at AWAC, principally driven by higher realized prices, partially offset by continued higher input costs and net unfavorable foreign currency movements due to a weaker U.S. dollar;

•

a decline in Restructuring and other charges (nine months), mostly due to the absence of asset impairments and other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations; and

•

a change in Other (third quarter), mainly driven by a difference of $45 in discrete income tax items, a decrease in the cash surrender value of company-owned life insurance, and net foreign currency losses, mostly offset by the difference between the consolidated effective tax rate and the estimated tax rates applicable to the segments and a net favorable change of $36 in mark-to-market derivative contracts, and a change in Other (nine months), primarily due to the difference between the consolidated effective tax rate and the estimated tax rates applicable to the segments, a net favorable change of $63 in mark-to-market derivative contracts, and a difference of $37 in discrete income tax items.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $1,051 in the 2011 nine-month period compared with $891 in the same period of 2010. The improvement of $160 was principally due to significantly better operating results, partially offset by a higher net cash outflow associated with working capital of $189 and higher pension contributions of $147.

The major components of the higher net cash outflow in working capital were as follows: a smaller outflow of $52 in receivables, primarily related to the receipt of $132 more from the sale of customer receivables, partially offset by higher sales; an additional outflow of $512 in inventories, mostly due to higher production as a result of increased demand and continued rising input costs; a smaller inflow of $23 in prepaid expenses and other current assets; an additional inflow of $155 in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; a lower outflow of $189 in accrued expenses, mostly related to fewer cash payments for restructuring programs; and a lower inflow of $50 in taxes, including income taxes, mainly due to the absence of a $347 federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years, mostly offset by higher income taxes due to Alcoa’s improved operating results.

The higher pension contributions were principally driven by cash contributions made to U.S. pension plans towards maintaining an approximately 80% funded status.

Financing Activities

Cash provided from financing activities was $13 in the 2011 nine-month period, an improvement of $764 compared with cash used for financing activities of $751 in the corresponding period of 2010.

The source of cash in the 2011 nine-month period was primarily due to $1,254 in additions to long-term debt, $1,248 of which was for the issuance of 5.40% Notes due 2021; and a change of $107 in commercial paper; mostly offset by $1,122 in payments on long-term debt, principally related to $881 for the early retirement of all of the 5.375% Notes due 2013 and a portion of the 6.00% Notes due 2013, $189 for previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil, and $45 for a loan associated with the Samara, Russia facility; net cash distributed to noncontrolling interests of $117, all of which relates to Alumina Limited’s share of AWAC; and $98 in dividends paid to shareholders.

In the 2010 nine-month period, the use of cash was primarily due to $1,587 in payments on long-term debt, mostly related to $511 for the repayment of 7.375% Notes due 2010 as scheduled, $825 for the early retirement of all of the 6.50% Notes due 2011 and a portion of the 6.00% Notes due 2012 and 5.375% Notes due 2013, and $230 related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development; $94 in dividends paid to shareholders; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary that were held by Alcoa’s former partner related to the joint venture in Saudi Arabia; a change of $57 in short-term borrowings; and net cash paid to noncontrolling interests of $33, all of which relates to Alumina Limited’s share of AWAC; partially offset by $1,082 in additions to long-term debt, $998 for the issuance of 6.150% Notes due 2020 and $74 related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil.

On July 25, 2011, Alcoa entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,750 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa, including support of

Alcoa’s commercial paper program. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 under the Credit Facility.

The Credit Facility matures on July 25, 2016, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of September 30, 2011) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of September 30, 2011. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces Alcoa’s Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Former Credit Agreement”), which was scheduled to mature on October 2, 2012. The Former Credit Agreement, which had a total capacity (excluding the commitment of Lehman Commercial Paper Inc.) of $3,275 and was undrawn, was terminated effective July 25, 2011.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business.

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

There were no amounts outstanding under the Credit Facility at September 30, 2011 and no amounts were borrowed under the Credit Facility during the 2011 third quarter.

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

On March 2, 2011, Moody’s Investors Service (Moody’s) confirmed the following ratings for Alcoa: long-term debt at Baa3 and short-term debt at Prime-3. Additionally, Moody’s changed the current outlook from negative to stable. On September 7, 2011, Moody’s affirmed the ratings and outlook published in its March 2, 2011 report.

On February 22, 2011, Fitch Ratings (Fitch) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at F3. Additionally, Fitch changed the current outlook from negative to stable.

Investing Activities

Cash used for investing activities was $1,269 in the 2011 nine-month period compared with $798 in the 2010 nine-month period, resulting in an increase in cash used of $471.

In the 2011 nine-month period, the use of cash was mainly due to $801 in capital expenditures, 33% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; $239 (net of cash acquired) for the acquisition of an aerospace fastener business; and $216 in additions to investments, mostly for the contributions of $165 related to the aluminum complex joint venture in Saudi Arabia and of $16 related to the natural gas pipeline consortium in Australia.

The use of cash in the 2010 nine-month period was mainly due to $650 in capital expenditures, 54% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; and $224 in additions to investments, mostly for the purchase of $122 in fixed income and equity securities held by Alcoa’s captive insurance company and contributions of $75 related to the aluminum complex joint venture in Saudi Arabia; and $72 for acquisitions, principally related to the purchase of a new building and construction systems business; slightly offset by $138 in sales of investments, virtually all of which related to the sale of fixed income and equity securities held by Alcoa’s captive insurance company.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning global demand for aluminum, end market conditions or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of operations anticipated from its cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits from newly constructed, expanded or acquired facilities or from international joint ventures as planned and by targeted completion dates, including the joint venture in Saudi Arabia or the upstream operations in Brazil; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) changes in tax rates or benefits; and (m) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2010 and the following sections of this report: Note H and the Derivatives section of Note P to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Mine Safety

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99 of this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011	2,582	$16.52	—	—
February 1 - February 28, 2011	2,462	$17.32	—	—
March 1 - March 31, 2011	—	—	—	—

Total for quarter ended March 31, 2011	5,044	$16.91	—	—

April 1 - April 30, 2011	—	—	—	—
May 1 - May 31, 2011	—	—	—	—
June 1 - June 30, 2011	—	—	—	—

Total for quarter ended June 30, 2011	—	—	—	—

July 1 - July 31, 2011	—	—	—	—
August 1 - August 31, 2011	—	—	—	—
September 1 - September 30, 2011	—	—	—	—

Total for quarter ended September 30, 2011	—	—	—	—

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 6. Exhibits.

10.	Five-Year Revolving Credit Agreement, dated as of July 25, 2011, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 28, 2011

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 20, 2011	By /s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 20, 2011	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.	Five-Year Revolving Credit Agreement, dated as of July 25, 2011, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 28, 2011

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document