Form 10-K
period 2011-12-31
ALCOA INC
filed 2012-02-16
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ALCOA INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York 10022-4608

(Address of principal executive offices)     (Zip code)

Registrant’s telephone numbers:

Investor Relations------------— (212) 836-2674

Office of the Secretary-------—(212) 836-2732

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.  Yes ✓  No     .

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17 billion. As of February 10, 2012, there were 1,066,107,670 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

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

Forward-Looking Statements

This report contains (and oral communications made by Alcoa may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “hopes,” “outlook,” “projects,” “should,” “targets,” “will,” “will likely result,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors and are not guarantees of future performance. Actual results, performance or outcomes may differ materially from those expressed in or implied by those forward-looking statements. For a discussion of some of the specific factors that may cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A. (Risk Factors), Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), including the disclosures under Segment Information and Critical Accounting Policies and Estimates, and Note N and the Derivatives Section of Note X to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data). Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

Overview

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent more than 80% of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

Alcoa is a global company operating in 31 countries. Based upon the country where the point of sale occurred, the U.S. and Europe generated 49% and 27%, respectively, of Alcoa’s sales in 2011. In addition, Alcoa has investments and operating activities in, among others, Australia, Brazil, China, Guinea, Iceland, Russia, and Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of four worldwide reportable segments: Alumina, Primary Metals, Flat-Rolled Products, and Engineered Products and Solutions.

Description of the Business

Information describing Alcoa’s businesses can be found on the indicated pages of this report:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview—Results of Operations (Earnings Summary)	47
Notes to Consolidated Financial Statements:
Note D. Restructuring and Other Charges	95
Note F. Acquisitions and Divestitures	100
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	31
Primary Metals	31
Flat-Rolled Products	31
Engineered Products and Solutions	31
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	120

The following charts and related discussion of the company’s Bauxite Interests, Alumina Refining and Primary Aluminum Facilities and Capacities, Flat-Rolled Products, Engineered Products and Solutions and Corporate Facilities provide additional description of Alcoa’s businesses. The Alumina segment primarily consists of a series of affiliated operating entities referred to as Alcoa World Alumina and Chemicals (AWAC). Alcoa owns 60% and Alumina Limited owns 40% of these individual entities. For more information on AWAC, see Exhibit Nos. 10(a) through 10(f)(1) to this report.

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust. Aluminum is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The company obtains bauxite from its own resources and from those belonging to the AWAC enterprise, located in the countries listed in the chart below, as well as pursuant to both long-term and short-term contracts and mining leases. In 2011, Alcoa consumed 43.0 million metric tons (mt) of bauxite from AWAC and its own resources, 6.4 million mt from related third parties and 1.1 million mt from unrelated third parties. Alcoa’s present sources of bauxite are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future. The following table provides information regarding the company’s bauxite interests:

Alcoa Active Bauxite Interests1

Country	Project	Owners’ Mining Rights (% Entitlement)	Expiration Date of Mining Rights
Australia	Darling Range Mines	Alcoa of Australia Limited (AofA)[2] (100%)	2045
Brazil	Poços de Caldas	Alcoa Alumínio S.A. (Alumínio)[3] (100%)	2020	[4]
	Trombetas	Mineração Rio do Norte S.A. (MRN)[5] (100%)	2046	[4]
	Juruti[6]	Alcoa World Alumina Brasil Ltda. (AWA Brasil)[2] (100%)	2100	[4]
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[7] (100%)	2038	[8]
Jamaica	Clarendon/Manchester Plateau	Alcoa Minerals of Jamaica, L.L.C.[2] (55%) Clarendon Alumina Production Ltd.[9] (45%)	2042
Suriname	Caramacca	Suriname Aluminum Company, L.L.C. (Suralco)[2] (55%) N.V. Alcoa Minerals of Suriname (AMS)[10] (45%)	2012	[11]
	Coermotibo	Suralco (55%) AMS[10] (45%)	2033	[11]
	Kaimangrasi	Suralco (55%) AMS[10] (45%)	2033	[11]
	Klaverblad	Suralco (55%) AMS[10] (45%)	2033	[11]

[1]

Alcoa also has interests at the following locations that are bauxite resources which do not currently produce bauxite: Cape Bougainville and Mitchell Plateau in Australia; Az Zabirah in the Kingdom of Saudi Arabia (currently scheduled for completion in 2014 and initially expected to produce 4 million mtpy); and Brownsberg, Coermotibo DS, Lely Mountains, and Nassau, all in eastern Suriname.

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

[5]

Alumínio holds an 8.58% total interest, Alcoa World Alumina Brasil Ltda. (formerly Abalco S.A., which merged with Alcoa World Alumina Brasil Ltda. in December 2008) (AWA Brasil) holds a 4.62% total interest and Alcoa World Alumina LLC (AWA LLC) holds a 5% total interest in MRN. AWA Brasil and AWA LLC are both part of the AWAC group of companies and are owned 60% by Alcoa and 40% by Alumina Limited. MRN is jointly owned with affiliates of Rio Tinto Alcan Inc., Companhia Brasileira de Alumínio, Companhia Vale do Rio Doce, BHP Billiton Plc (BHP

Billiton) and Norsk Hydro. Alumínio, AWA Brasil, and AWA LLC purchase bauxite from MRN under long-term supply contracts.

[6]

In September 2009, development of a new bauxite mine was completed in Juruti, state of Para in northern Brazil. The mine is fully operational and produced 2.6 million mt in 2010 and 3.8 million mt in 2011. In 2012 production is expected to rise to 4.4 million mt.

[7]

AWA LLC owns a 45% interest in Halco (Mining), Inc. Halco owns 100% of Boké Investment Company, a Delaware company, which owns 51% of CBG. The Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in certain areas within a 10,000 square-mile concession in northwestern Guinea.

[8]	AWA LLC has a bauxite purchase contract with CBG that will provide Alcoa with bauxite through 2013.

[9]	Clarendon Alumina Production Ltd. is wholly-owned by the Government of Jamaica.

[10]	AWA LLC owns 100% of N.V. Alcoa Minerals of Suriname (AMS). AWA LLC is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[11]

Subject to Suriname government approval of a pending five-year extension request, mining rights at Caramacca will expire this operating year 2012. Rights at the remaining Suriname locations all extend until 2033. It is likely that all Suriname current bauxite resources will be exhausted within the next several years. Alcoa is actively exploring and evaluating alternative sources of bauxite in Suriname. Approximately 1.6 million mt of bauxite was added to the reserves in 2011 from greenfield exploration in the current concession, and the development of the Nassau Plateau bauxite is entering its final phase.

Kingdom of Saudi Arabia Joint Venture

In December 2009, Alcoa and Saudi Arabian Mining Company (Ma’aden) entered into an agreement setting forth the terms of a joint venture between them to develop a fully integrated aluminum complex in the Kingdom of Saudi Arabia. In its initial phases, the complex will include a bauxite mine with an initial capacity of 4 million mtpy; an alumina refinery with an initial capacity of 1.8 million mtpy; an aluminum smelter with an initial capacity of ingot, slab and billet of 740,000 mtpy; and a rolling mill with initial capacity of 380,000 mtpy. The mill is expected to focus initially on the production of sheet, end and tab stock for the manufacture of aluminum cans, and potentially other products to serve the construction, automotive, and other industries.

The refinery, smelter and rolling mill will be established within the new industrial zone of Ras Al Khair (formerly Ras Az Zawr) on the east coast of the Kingdom of Saudi Arabia. First production from the aluminum smelter and rolling mill is anticipated in 2013, and first production from the mine and refinery is expected in 2014.

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

Alumina Refining Facilities and Capacity

Alcoa is the world’s leading producer of alumina. Alcoa’s alumina refining facilities and its worldwide alumina capacity are shown in the following table:

Alcoa Worldwide Alumina Refining Capacity

Country	Facility	Owners (% of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Kwinana	AofA[3] (100%)	2,190		2,190
	Pinjarra	AofA (100%)	4,234		4,234
	Wagerup	AofA (100%)	2,555		2,555
Brazil	Poços de Caldas	Alumínio[4] (100%)	390		390
	São Luís (Alumar)	AWA Brasil[3] (39%) Rio Tinto Alcan Inc.[5] (10%) Alumínio (15%) BHP Billiton[5] (36%)	3,500		1,890
Jamaica	Jamalco	Alcoa Minerals of Jamaica, L.L.C.[3] (55%) Clarendon Alumina Production Ltd.[6] (45%)	1,478		841
Spain	San Ciprián	Alúmina Española, S.A.[3] (100%)	1,500		1,500
Suriname	Suralco	Suralco[3] (55%) AMS[7] (45%)	2,207	[8]	2,207
United States	Point Comfort, TX	AWA LLC[3] (100%)	2,305	[9]	2,305
TOTAL			20,359		18,112

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities. For facilities wholly-owned by AWAC entities, Alcoa takes 100% of the production.

[3]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[4]	This entity is owned 100% by Alcoa.

[5]	The named company or an affiliate holds this interest.

[6]	Clarendon Alumina Production Ltd. is wholly-owned by the Government of Jamaica.

[7]	AWA LLC owns 100% of N.V. Alcoa Minerals of Suriname (AMS). AWA LLC is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[8]

In May 2009, the Suralco alumina refinery announced curtailment of 870,000 mtpy. The decision was made to protect the long-term viability of the industry in Suriname. The curtailment was aimed at deferring further bauxite extraction until additional in-country bauxite resources are developed and market conditions for alumina improve. The refinery currently has approximately 793,000 mtpy of idle capacity.

[9]

Reductions in production at Point Comfort resulted mostly from the effects of curtailments initiated in late 2008 through early 2009, as a result of overall market conditions. The reductions included curtailments of approximately 1,500,000 mtpy. Of that original amount, 384,000 mtpy remain curtailed.

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

The 2.1 million mtpy expansion of the Alumar consortium alumina refinery in São Luís, Maranhão, completed by the end of 2009, has increased the refinery’s nameplate capacity to approximately 3.5 million mtpy, with Alcoa’s share of such capacity more than doubling to 1.89 million mtpy based on its 54% ownership stake through Alumínio and AWAC.

In November 2005, Alcoa World Alumina LLC (AWA LLC) and Rio Tinto Alcan Inc. signed a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. In 2006, the Basic Agreement was approved by the Guinean National Assembly and was promulgated into law. The Basic Agreement was originally set to expire in November 2008, but has been extended to November 2012. Pre-feasibility studies were completed in 2008. Additional feasibility study work was completed in 2011, and further activities are planned for 2012.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval has a term of 5 years and included environmental conditions that must be satisfied before Alcoa can seek construction approval for the project. The project was suspended in November 2008 due to global economic conditions and the unavailability of a secure long-term energy supply in Western Australia. These constraints continue and as such the project remains under suspension. Alcoa is therefore seeking an extension of the 2006 environmental approval for the expansion for a further 5 years, with a formal determination expected in spring of 2012.

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

Primary Aluminum Facilities and Capacity

The company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	190		190	[3]
	Portland	AofA (55%) CITIC[4] (22.5%) Marubeni[4] (22.5%)	358		197	[3,5]
Brazil	Poços de Caldas	Alumínio (100%)	96		96
	São Luís (Alumar)	Alumínio (60%) BHP Billiton[4] (40%)	447		268
Canada	Baie Comeau, Que.	Alcoa (100%)	385		385
	Bécancour, Que.	Alcoa (74.95%) Rio Tinto Alcan Inc.[6] (25.05%)	413		310
	Deschambault, Que.	Alcoa (100%)	260		260
Iceland	Fjarðaál	Alcoa (100%)	344		344
Italy	Fusina	Alcoa (100%)	44	[7]	44
	Portovesme	Alcoa (100%)	150	[7]	150
Norway	Lista	Alcoa (100%)	94		94
	Mosjøen	Alcoa (100%)	188		188
Spain	Avilés	Alcoa (100%)	93	[8]	93
	La Coruña	Alcoa (100%)	87	[8]	87
	San Ciprián	Alcoa (100%)	228		228
United States	Evansville, IN (Warrick)	Alcoa (100%)	269		269
	Massena East, NY	Alcoa (100%)	125		125
	Massena West, NY	Alcoa (100%)	130		130
	Mount Holly, SC	Alcoa (50.33%) Century Aluminum Company[4] (49.67%)	229		115
	Alcoa, TN	Alcoa (100%)	215	[9]	215
	Rockdale, TX	Alcoa (100%)	267	[1] [0]	267
	Ferndale, WA (Intalco)	Alcoa (100%)	279	[11]	279
	Wenatchee, WA	Alcoa (100%)	184	[12]	184
TOTAL			5,075		4,518

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.

[4]	The named company or an affiliate holds this interest.

[5]

In December 2008, approximately 15,000 mtpy annualized production was idled at the Portland facility due to overall market conditions. In July 2009, an additional 15,000 mtpy annualized production was idled, again, due to overall market conditions. This production remains idled.

[6]	Owned through Rio Tinto Alcan Inc.’s interest in Pechiney Reynolds Québec, Inc., which is owned by Rio Tinto Alcan Inc. and Alcoa.

[7]

In May 2010, Alcoa and the Italian Government agreed to a temporary curtailment of the Fusina smelter. As of June 30, 2010, the Fusina smelter was fully curtailed. Additionally, in January 2012, as part of a restructuring of Alcoa’s global smelting system, Alcoa announced that it has decided to curtail operations at the Portovesme smelter during the first half of 2012. This action may lead to the permanent closure of the Portovesme smelter.

[8]

In January 2012, Alcoa announced that it will be temporarily idling a portion of the smelters in Avilés and La Coruña. The company intends for this to be completed within the first half of 2012. Avilés and La Coruna will both be operating at approximately 50% of capacity.

[9]

All production at the Tennessee smelter was idled in March 2009 due to economic conditions. In January 2012, Alcoa announced that it will permanently shut down and demolish this facility as part of a larger strategy to improve its cost position and competitiveness.

[10]

Between June and November 2008, three of Rockdale’s six potlines were idled as a result of uneconomical power prices. The remaining three operating lines were idled in November 2008 due to uncompetitive power supply and overall market conditions. In January 2012, Alcoa announced that it will permanently shut down and demolish two of the six idled potlines as part of a larger strategy to improve its cost position and competitiveness.

[11]	Approximately half of one potline at the Intalco smelter remains idled, or approximately 47,000 mtpy.

[12]	One potline at the Wenatchee smelter remains idled, or approximately 41,000 mtpy.

As of December 31, 2011, Alcoa had approximately 644,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 4,518,000 mtpy. These figures are prior to any changes noted above regarding Rockdale, Tennessee, Avilés, Portovesme and La Coruña.

In January 2011, Alcoa and the China Power Investment Corporation (CPI) signed a Memorandum of Understanding (MOU) to collaborate on a broad range of aluminum and energy projects in China and other locations. The projects under consideration may range from mining, refining, smelting, aluminum fabrication to collaboration on energy projects. In September 2011, Alcoa and CPI signed a Letter of Intent that provides a framework for the creation of a joint venture, which will focus on producing high-end fabricated aluminum products in China and leverage Alcoa’s and CPI’s existing footprint and capabilities. The new joint venture will target growth opportunities in the Chinese automotive, aerospace, packaging and consumer electronics markets.

As noted above, at the end of 2009 Alcoa and Ma’aden entered into an agreement that involves development of an aluminum smelter in the Kingdom of Saudi Arabia. In 2010, the joint venture entity, Ma’aden Aluminium Company signed project financing and broke ground on the construction of the smelter. The smelter is expected to have an initial capacity of ingot, slab and billet of 740,000 mtpy. First production is expected in 2013.

In 2006, Alcoa and the Government of Iceland, together with the National Power Company (Landsvirkjun) and the National Transmission Company (Landsnet) began detailed feasibility studies for the development of a 250,000 mtpy aluminum smelter at Bakki near Húsavík in north Iceland. In October 2011, Alcoa informed the Government of Iceland, Landsvirkjun and Landsnet that the power availability and proposed pricing would not support an aluminum smelter, and that the project would not continue.

In December 2008, Alcoa and the Brunei Economic Development Board agreed to further extend an existing MOU to enable more detailed studies into the feasibility of establishing a modern, gas-powered aluminum smelter in Brunei Darussalam. The MOU extends a memorandum signed originally in 2003. Phase one of the feasibility study will determine scope and dimensions of the proposed facility, power-delivery strategy, location, as well as an associated port and infrastructure. At completion of phase one, the parties will determine whether a more detailed phase two study is warranted. If completed, it is expected that the smelter would have an initial operating capacity of 360,000 mtpy with the potential for future increase. In 2011, the MOU was further extended to enable determination of feasibility.

In 2007, Alcoa and Greenland Home Rule Government entered into an MOU regarding cooperation on a feasibility study for an aluminum smelter with a 360,000 mtpy capacity in Greenland. The MOU also encompasses a hydroelectric power system and related infrastructure improvements, including a port. In 2008, Greenland’s parliament allocated funding to support the second phase of joint studies with Alcoa and endorsed that the smelter be located at Maniitsoq. In 2010, Alcoa and the Greenland Home Rule Government revised the completion dates for feasibility studies associated with development of the proposed integrated hydro system and aluminum smelter at Maniitsoq to enable more detailed consideration of aspects of the project related to construction and provision of energy and to allow the Greenland parliament sufficient time to deliberate and vote on critical aspects of national legislation concerning the project. The feasibility studies were completed in the fourth quarter of 2011. A Greenland Parliamentary vote to allow continued studies for construction and provision of energy is scheduled for late 2012.

In the fourth quarter of 2011, Alcoa and the Government of Angola, through the ministries of Energy, Water & Geology, Mines and Industry, entered into an exclusive MOU regarding cooperation on a feasibility study for an aluminum smelter in Angola with a 720,000 mtpy capacity. The MOU also encompasses a hydroelectric power system and power transmission facilities to be built by the Government and resulting long term purchase power agreement.

Flat-Rolled Products Facilities

The principal business of the company’s Flat-Rolled Products segment is the production and sale of aluminum plate, sheet and foil. This segment includes rigid container sheet, which is sold directly to customers in the packaging and consumer market. This segment also includes sheet and plate used in the aerospace, automotive, commercial transportation, and building and construction markets.

As noted above, Alcoa and Ma’aden entered into an agreement that involves development of a rolling mill in the Kingdom of Saudi Arabia. In 2010, the joint venture entity, Ma’aden Rolling Company signed project financing for its rolling mill and broke ground on the construction of the mill. Initial capacity is approximately 380,000 mtpy. First production is expected in 2013.

As discussed above, in 2011, Alcoa and the CPI signed an MOU followed by a Letter of Intent that provides a framework for the creation of a joint venture which includes a focus on producing high-end fabricated aluminum products in China. This venture will leverage Alcoa’s and CPI’s existing footprint and capabilities.

Although the company completed the sale of substantially all of its Global Foil Business in 2009, the company continues to manufacture foil for the end-user market in Itapissuma, Brazil.

Flat-Rolled Products Principal Facilities

COUNTRY	LOCATION	OWNERS[1] (% Of Ownership)	PRODUCTS
Australia	Point Henry	Alcoa (100%)	Sheet
	Yennora	Alcoa (100%)	Sheet
Brazil	Itapissuma	Alcoa (100%)	Foil Products/Sheet and Plate
China	Kunshan	Alcoa (70%) Shanxi Yuncheng Engraving Group (30%)	Sheet and Plate
	Qinhuangdao	Alcoa (100%)	Sheet and Plate[2]
France	Castelsarrasin	Alcoa (100%)	Sheet and Plate
Hungary	Székesfehérvár	Alcoa (100%)	Sheet and Plate/Slabs and Billets
Italy	Fusina	Alcoa (100%)	Sheet and Plate
Russia	Belaya Kalitva	Alcoa (100%)	Sheet and Plate
	Samara	Alcoa (100%)	Sheet and Plate
Spain	Alicante	Alcoa (100%)	Sheet and Plate
	Amorebieta	Alcoa (100%)	Sheet and Plate
United Kingdom	Birmingham	Alcoa (100%)	Plate
United States	Davenport, IA	Alcoa (100%)	Sheet and Plate
	Danville, IL	Alcoa (100%)	Sheet and Plate
	Newburgh, IN	Alcoa (100%)	Sheet and Plate
	Hutchinson, KS	Alcoa (100%)	Sheet and Plate
	Lancaster, PA	Alcoa (100%)	Sheet and Plate
	Alcoa, TN	Alcoa (100%)	Sheet and Plate
	San Antonio, TX	Alcoa (100%)	Sheet
	Texarkana, TX	Alcoa (100%)	Sheet and Plate[3]

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

[2]

Alcoa Bohai Aluminum Products Company Ltd. (Bohai), a wholly owned subsidiary of Alcoa, operates an aluminum rolling facility in Qinhuangdao. It has completed its expansion and has ramped up production to 60% of capacity in 2011.

[3]	The Texarkana rolling mill facility has been idle since September of 2009 due to a continued weak outlook in common alloy markets.

Engineered Products and Solutions Facilities

This segment represents Alcoa’s downstream operations and includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the aerospace, automotive, commercial transportation, and industrial products markets.

On March 9, 2011, Alcoa completed the acquisition of the aerospace fastener business of TransDigm Group Inc. for approximately $240 million. The business includes Valley-Todeco Inc., with a facility in Sylmar, California, and

Linread Ltd., with facilities in Redditch and Leicester, both in the United Kingdom. The new business is part of Alcoa Fastening Systems, which is an Alcoa business unit specializing in the design and manufacture of specialty fastening systems, components, and installation tools for aerospace and industrial applications.

Engineered Products and Solutions Principal Facilities

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS
Australia	Oakleigh	Alcoa (100%)	Fasteners
Canada	Georgetown, Ontario	Alcoa (100%)	Aerospace Castings
	Laval, Québec	Alcoa (100%)	Aerospace Castings
	Lethbridge, Alberta	Alcoa (100%)	Architectural Products
	Pointe Claire,	Alcoa (100%)	Architectural Products
	Québec Vaughan, Ontario	Alcoa (100%)	Architectural Products
China	Suzhou	Alcoa (100%)	Fasteners
France	Dives sur Mer	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Evron	Alcoa (100%)	Aerospace and Specialty Castings
	Gennenvilliers	Alcoa (100%)	Aerospace and Industrial Turbine Castings
	Guérande	Alcoa (100%)	Architectural Products
	Lézat-Sur-Lèze	Alcoa (100%)	Architectural Products
	Merxheim	Alcoa (100%)	Architectural Products
	Montbrison	Alcoa (100%)	Fasteners
	St. Cosme-en-Vairais	Alcoa (100%)	Fasteners
	Toulouse	Alcoa (100%)	Fasteners
	Us ‘par Vigny	Alcoa (100%)	Fasteners
	Vendargues	Alcoa (100%)	Architectural Products
Germany	Hannover	Alcoa (100%)	Extrusions
	Hildesheim-Bavenstedt	Alcoa (100%)	Fasteners
	Iserlohn	Alcoa (100%)	Architectural Products
	Kelkheim	Alcoa (100%)	Fasteners
Hungary	Nemesvámos	Alcoa (100%)	Fasteners
	Székesfehérvár	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings/Forgings
Japan	Joetsu City	Alcoa (100%)	Forgings
	Nomi	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
Netherlands	Harderwijk	Alcoa (100%)	Architectural Products
Mexico	Ciudad Acuña	Alcoa (100%)	Aerospace Castings/Fasteners
	Monterrey	Alcoa (100%)	Forgings
Morocco	Casablanca	Alcoa (100%)	Fasteners
Russia	Belaya Kalitva[2]	Alcoa (100%)	Extrusions and Forgings
	Samara[2]	Alcoa (100%)	Extrusions and Forgings
South Korea	Kyoungnam	Alcoa (100%)	Extrusions

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS
Spain	Irutzun	Alcoa (100%)	Architectural Products
United Kingdom	Exeter	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings/Alloy
	Leicester	Alcoa (100%)	Fasteners
	Redditch	Alcoa (100%)	Fasteners
	Runcorn	Alcoa (100%)	Architectural Products
	Telford	Alcoa (100%)	Fasteners
United States	Springdale, AR	Alcoa (100%)	Architectural Products
	Chandler, AZ	Alcoa (100%)	Extrusions
	Tucson, AZ	Alcoa (100%)	Fasteners
	Carson, CA	Alcoa (100%)	Fasteners
	City of Industry, CA	Alcoa (100%)	Fasteners
	Fullerton, CA	Alcoa (100%)	Fasteners
	Newbury Park, CA	Alcoa (100%)	Fasteners
	Sylmar, CA	Alcoa (100%)	Fasteners
	Torrance, CA	Alcoa (100%)	Fasteners
	Visalia, CA	Alcoa (100%)	Architectural Products
	Branford, CT	Alcoa (100%)	Aerospace Coatings
	Winsted, CT	Alcoa (100%)	Aerospace Machining
	Eastman, GA	Alcoa (100%)	Architectural Products
	Auburn, IN	Alcoa (100%)	Extrusions
	Lafayette, IN	Alcoa (100%)	Extrusions
	LaPorte, IN	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Baltimore, MD	Alcoa (100%)	Extrusions
	Whitehall, MI	Alcoa (100%)	Aerospace, Industrial Gas Turbine Castings, Coatings, Ti Alloy and Specialty Products
	Dover, NJ	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings and Alloy
	Kingston, NY	Alcoa (100%)	Fasteners
	Massena, NY	Alcoa (100%)	Extrusions
	Barberton, OH	Alcoa (100%)	Forgings
	Chillicothe, OH	Alcoa (100%)	Forgings
	Cleveland, OH	Alcoa (100%)	Forgings
	Bloomsburg, PA	Alcoa (100%)	Architectural Products
	Cranberry, PA	Alcoa (100%)	Architectural Products
	Morristown, TN	Alcoa (100%)	Aerospace Ceramic Products
	Waco, TX	Alcoa (100%)	Fasteners
	Wichita Falls, TX	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Hampton, VA	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the company.

[2]	The operating results of this facility are reported in the Flat-Rolled Products segment.

Corporate Facilities

The Latin American soft alloy extrusions business is reported in Corporate Facilities. For more information, see Note Q to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Latin American Extrusions Facilities

COUNTRY	FACILITY	OWNERS[1] (% Of Ownership)	PRODUCTS
Brazil	Itapissuma	Alcoa (100%)	Extrusions
	Utinga	Alcoa (100%)	Extrusions
	Sorocaba	Alcoa (100%)	Extrusions
	Tubarão	Alcoa (100%)	Extrusions

[1]	Facilities with ownership described as “Alcoa (100%)” are owned by the company, except in the case of the Sorocaba facility, which is a facility leased by the company.

Sources and Availability of Raw Materials

The major raw materials purchased in 2011 for each of the company’s reportable segments are listed below.

Alumina	Flat-Rolled Products
Bauxite	Alloying materials
Caustic soda	Aluminum scrap
Electricity	Coatings
Fuel oil	Electricity
Natural gas	Natural gas
Nitrogen
Primary aluminum (ingot, billet, P1020 , high purity )
Steam

Primary Metals	Engineered Products and Solutions
Alloying materials	Alloying materials
Alumina	Cobalt
Aluminum fluoride	Electricity
Calcined petroleum coke	Natural gas
Cathode blocks	Nickel
Electricity	Primary aluminum (ingot, billet, P1020 , high purity )
Liquid pitch	Resin
Natural gas	Stainless Steel
Steel
Titanium

Generally, other materials are purchased from third party suppliers under competitively-priced supply contracts or bidding arrangements. The company believes that the raw materials necessary to its business are and will continue to be available.

Energy

Employing the Bayer process, Alcoa refines alumina from bauxite ore. Alcoa then produces aluminum from the alumina by an electrolytic process requiring large amounts of electric power. Energy and electricity account for approximately 25% of the company’s total alumina refining production costs. Electric power accounts for approximately 26% of the company’s primary aluminum production costs. Alcoa generates approximately 22% of the power used at its smelters worldwide and generally purchases the remainder under long-term arrangements. The paragraphs below summarize the sources of power and the long-term power arrangements for Alcoa’s smelters and refineries.

North America – Electricity

The Deschambault, Baie Comeau, and Bécancour smelters in Québec purchase electricity under existing contracts that run through 2015, which will be followed by long-term contracts with Hydro-Québec first executed in December 2008, revised in 2011 and expiring in 2040, provided that Alcoa completes the modernization of the Baie Comeau smelter by early 2016. The smelter located in Baie Comeau, Québec has historically purchased approximately 65% of its power needs under the Hydro-Québec contract, receiving the remainder from a 40% owned hydroelectric generating company, Manicouagan Power Limited Partnership (MPLP). Beginning on January 1, 2011, these percentages changed such that approximately 80% is sourced from Hydro-Québec, with the remaining 20% from MPLP.

The company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI), generates approximately 38% of the power requirements for Alcoa’s smelters operating in the U.S. The company generally purchases the remainder under long-term contracts. APGI owns and operates two hydroelectric projects, Tapoco and Yadkin, consisting of eight dams.

New power contracts with Tennessee Valley Authority (TVA) were executed in June 2011 replacing the previous contracts which were set to expire on June 30, 2011. These three-year contracts cover the sale of APGI Tapoco energy, capacity and renewable energy credits to TVA and the purchase of supplemental energy from TVA to assist APGI in serving Tennessee’s rolling operations. APGI also executed an Interconnection Agreement, a Hydro-Coordination Agreement and a Reliability Coordination Agreement pursuant to the unbundling of previous APGI and TVA agreements which provided for coordinated operation of the hydroelectric and transmission facilities owned by TVA and APGI, as well as the sale of power between APGI and TVA. As part of its long term goal of lowering Alcoa’s position on the world aluminum production cost curve, in January of 2012, Alcoa announced the permanent closure of its Alcoa, Tennessee smelter, which has been curtailed since 2009. Demolition and remediation activities related to these actions will begin in the first half of 2012 and are expected to be completed in 2015.

APGI received a renewed forty-year Federal Energy Regulatory Commission (FERC) license for the Tapoco project in 2005. The relicensing process continues for the Yadkin hydroelectric project license. In 2007, APGI filed with FERC a Relicensing Settlement Agreement with the majority of the interested stakeholders that broadly resolved open issues. The National Environmental Policy Act process is complete, with a final environmental impact statement having been issued in April 2008. The remaining requirement for the relicensing was the issuance by North Carolina of the required water quality certification under Section 401 of the Clean Water Act. The Section 401 water quality certification was issued on May 7, 2009, but was appealed, and has been stayed since late May 2009 pending substantive determination on the appeal. On December 1, 2010, APGI received notice from North Carolina of its revocation of the Section 401 water quality certification. APGI has appealed the revocation and a hearing has been scheduled. APGI received a year-to-year license renewal from FERC in May 2008, and will continue to operate under annual licenses until a new Section 401 certification is issued and the FERC relicensing process is complete. Since the first quarter of 2010 when Alcoa announced the permanent closure of the Badin, North Carolina smelter, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing LLC, and then sold into the wholesale market. Proceeds from sales to the wholesale market are used to offset higher priced power contracts at other U.S. operations.

APGI generates substantially all of the power used at the company’s Warrick smelter using nearby coal reserves. Since May 2005, Alcoa has owned the nearby Friendsville, Illinois coal reserves, with the mine being operated by Vigo Coal Company, Inc. The mine is producing approximately one million tons of coal per year. In June 2011, the Red Brush West Mine, owned by Alcoa and operated by Vigo Coal, was opened and will produce approximately 60,000 tons per month over an eighteen-month period. In 2011, the two owned mines provided approximately 61% of the Warrick power plant’s requirements. The balance of the coal used is purchased principally from local Illinois Basin coal producers pursuant to term contracts of varying duration.

In the northwest, Alcoa operated under a contract with Chelan County Public Utility District (Chelan PUD) located in the State of Washington that was sufficient to supply about half of the capacity of the Wenatchee smelter through October 2011. In November 2011, a new contract executed between Alcoa and Chelan PUD became effective, under which Alcoa receives approximately 26% of the hydropower output of Chelan PUD’s Rocky Reach and Rock Island dams, which will continue to supply about half of the capacity of the Wenatchee smelter.

Following the invalidation by the 9th Circuit Court of Appeals of the 2006-2011 contract with the Bonneville Power Administration (BPA) under which Alcoa was receiving financial benefits to reduce the cost of power purchased from the market to partially operate the Intalco smelter, Alcoa and BPA signed a new contract providing for the sale of physical power at the Northwest Power Act mandated industrial firm power (IP) rate, for the period from December 22, 2009 – May 26, 2011 (17 months). That “initial period” has been extended through May 26, 2012. The contract also contains a provision for a five-year extension if certain financial tests can be met.

Prior to 2007, power for the Rockdale smelter in Texas was historically supplied from company-owned generating units and units owned by Luminant Generation Company LLC (formerly TXU Generation Company LP) (Luminant), both of which used lignite supplied by the company’s Sandow Mine. Upon completion of lignite mining in the Sandow Mine in 2005, lignite supply transitioned to the formerly Alcoa-owned Three Oaks Mine. The company retired its three wholly-owned generating units at Rockdale (Sandow Units 1, 2 and 3) in late 2006, and transitioned to an arrangement under which Luminant is to supply all of the Rockdale smelter’s electricity requirements under a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price. In August 2007, Luminant and Alcoa closed on the definitive agreements under which Luminant has constructed and operates a new circulating fluidized bed power plant (Sandow Unit 5) adjacent to the existing Sandow Unit 4 and, in September 2007, on the sale of the Three Oaks Mine to Luminant. Concurrent with entering into the agreements under which Luminant constructed and operates Sandow Unit 5, Alcoa and Luminant entered into a power purchase agreement whereby Alcoa purchased power from Luminant. That Unit 5 power purchase agreement was terminated by Alcoa, effective December 1, 2010. In June 2008, Alcoa temporarily idled half of the capacity at the Rockdale smelter and in November 2008 curtailed the remainder of Rockdale’s smelting capacity. In January 2012, Alcoa announced that it will permanently close two of the six idled potlines at its Rockdale, Texas smelter. Demolition and remediation activities related to these actions will begin in the first half of 2012 and are expected to be completed in 2013.

In the northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expire December 31, 2013, subject to their terms and conditions. In December 2007, Alcoa and The New York Power Authority (NYPA) reached agreement in principle on a new energy contract to supply the Massena East and Massena West smelters for 30 years, beginning on January 1, 2014, following an amendment in January 2011. The definitive agreement implementing this arrangement became effective February 24, 2009. A subsequent amendment, providing Alcoa additional time to complete the design and engineering work for its Massena East modernization plan, and providing for the return of 256 megawatts (MW) of power to NYPA while Massena East was idled, was entered into effective April 16, 2009 and was superseded by the January 2011 amendment. Implementation of the Massena East modernization plan is subject to further approval of the Alcoa Board of Directors. Alcoa restarted production at Massena East in the first quarter of 2011.

The Mt. Holly smelter in South Carolina purchases electricity from Santee Cooper under a contract that was amended and restated in 2010, and expires December 31, 2015. The contract includes a provision for follow-on service at the then current rate schedule for industrial customers.

Australia – Electricity

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by Alcoa of Australia Limited (AofA), and that power currently provides approximately 40% of the electricity for the company’s smelter in Point Henry, Victoria. The State Electricity Commission of Victoria provides the remaining power for this smelter, and all power for the Portland smelter, under contracts with AofA and Eastern Aluminium (Portland) Pty Ltd, a wholly-owned subsidiary of AofA, in respect of its interest in Portland, that extend to 2014 and 2016, respectively. Upon the expiry of these contracts both smelters will purchase power from the Australian National Energy Market (NEM) variable spot market. In March 2010, AofA and Eastern Aluminium (Portland) Pty Ltd (in respect of the Portland Smelter only) separately entered into fixed for floating swap contracts with Loy Yang Power in order to manage exposure to variable energy rates from the NEM from the date of expiry of the current contracts with the State Electricity Commission of Victoria until December 2036.

Brazil – Electricity

The Alumar smelter is supplied by Eletronorte (Centrais Elétricas do Norte do Brasil S.A.) under a long-term power purchase agreement expiring in December 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984. Since 2006, Alcoa Alumínio S.A.’s (Alumínio) remaining power needs for the smelter are supplied from self-generated energy. Beginning in March 2012, the Eletronorte supply will be reduced by the amount of 160 MW that will be supplied through power self-generation.

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

Alumínio is also participating in the Estreito hydropower project in northern Brazil, holding a 25.49% share. Four out of its eight generation units began commercial operation in 2011. The remaining four generation units are expected to begin commercial operation in 2012.

With Machadinho, Barra Grande, Serra do Facão and Estreito, Alumínio’s current power self-sufficiency is approximately 65%, to meet a total energy demand of approximately 690 MW from Brazilian primary aluminum plants.

From March 26, 2012, Estreito power will supply the Alumar smelter replacing 160MW of power under the Eletronorte contract, reducing it from 423MW to 263MW. Power from Serra do Facão will also replace Eletronorte starting January 1, 2014. Until then, power from Serra do Facão will be sold externally.

Consortia in which Alumínio participates have received concessions for the Pai Querê hydropower project in southern Brazil (Alumínio’s share is 35%) and the Santa Isabel hydropower project in northern Brazil (Alumínio’s share is 20%). Development of these concessions has not yet begun.

Europe – Electricity

Until December 31, 2005, the company purchased electricity for its smelters at Portovesme and Fusina, Italy under a power supply structure approved by the European Commission (EC) in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. In 2005, Italy granted an extension of the regulated electricity tariff that was in force until December 31, 2005 through November 19, 2009. (The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009.) In July 2006, the EC announced that it had opened an investigation to establish whether the extension of the regulated electricity tariff granted by Italy complied with

European Union (EU) state aid rules. On November 19, 2009, the EC announced a decision in its investigation, stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and ordered the Italian government to recover a portion of the benefit Alcoa received since January 2006 (including interest). On April 19, 2010, Alcoa filed an appeal against the decision of the EC with the European General Court. Additionally on May 22, 2010, Alcoa filed an application for interim measures (suspension of decision) in connection with the EC at the European General Court. On July 12, 2010, the European General Court dismissed the request for interim measures due to lack of urgency. Alcoa appealed this ruling on September 10, 2010. This appeal was dismissed by the European Court of Justice on December 16, 2011. On February 25, 2010, the Italian government issued a decree law (No.3 2010) implementing a request from the electrical transmission system operator to reinforce the level of system security on the islands of Sicily and Sardinia. The decree law provides the means for end-consumers to provide and, be paid for, interruptible services up to December 31, 2012. On May 26, 2010, the EC ruled that scheme introduced by the decree law to be a “non-aid.” Alcoa applied for and gained rights to sell this service in Sardinia from the Portovesme smelter. Additional details about this matter are in Part I, Item 3 (Legal Proceedings) of this report. On July 29, 2010, Alcoa reached agreement with a power supplier to enter into a new contract expiring on December 31, 2012. This arrangement would have enabled operation of the Portovesme smelter through December 31, 2012. In January 2012, Alcoa announced that it decided to curtail operations at its Portovesme smelter. This curtailment is expected to be completed in the first half of 2012. This curtailment may lead to the permanent closure of the facility. Additionally, in 2010, the Fusina smelter was temporarily curtailed due to high energy costs. As of June 30, 2010, the Fusina smelter was fully curtailed.

Alcoa’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity under bilateral power contracts that commenced in May 2009 and are due to expire on December 31, 2012. Prior to the establishment of power supply under the bilateral contracts, Alcoa was supplied under a regulated power tariff. On January 25, 2007, the EC announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. Alcoa operated in Spain for more than ten years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. A decision by the EC has not yet been made. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts. Due to an uncompetitive energy position, combined with rising raw material costs and falling aluminum prices, in early January 2012, Alcoa announced its intentions to partially and temporarily curtail its La Coruña and Avilés, Spain smelters. The curtailments are expected to be complete by the first half of 2012.

In March 2009, Alcoa and Orkla ASA exchanged respective stakes in the Sapa AB and Elkem Aluminium ANS companies. Pursuant to the exchange, Alcoa assumed 100% ownership of the two smelters in Norway, Lista and Mosjøen, at the end of the first quarter of 2009. These smelters have long-term power arrangements in place which continue until at least 2019.

Iceland – Electricity

Alcoa’s Fjarðaál smelter in eastern Iceland began operation in 2007. Central to those operations is a 40-year power contract under which Landsvirkjun, the Icelandic national power company, built the Kárahnjúkar dam and hydro-power project, and supplies competitively priced electricity to the smelter. In late 2009, Iceland imposed two new taxes on power intensive industries, both for a period of three years, from 2010 through 2012. One tax is based on energy consumption; the other is a pre-payment of certain other charges, and will be recoverable from 2013 through 2015.

North America – Natural Gas

In order to supply its refineries and smelters in the U.S. and Canada, Alcoa generally procures natural gas on a competitive bid basis from a variety of sources including producers in the gas production areas and independent gas marketers. For Alcoa’s larger consuming locations in Canada and the U.S., the gas commodity and the interstate pipeline transportation are procured to provide increased flexibility and reliability. Contract pricing for gas is typically based on a published industry index or New York Mercantile Exchange (NYMEX) price. The company may choose to reduce its exposure to NYMEX pricing by hedging a portion of required natural gas consumption.

Australia – Natural Gas

Alcoa of Australia (AofA) holds a 20% equity interest in a consortium that bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the northwest gas fields to Alcoa’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries. Approximately 85% of AofA’s gas supplies are under long-term contract out to 2020. AofA is progressing multiple supply options to replace expiring contracts, including investing directly in projects that have the potential to deliver cost-based gas.

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

The company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served. Examples include the name “Alcoa” and the Alcoa symbol for aluminum products, Howmet metal castings, Huck® fasteners, Kawneer® building panels and Dura-Bright® wheels with easy-clean surface treatments. The company’s rights under its trademarks are important to the company as a whole and, to varying degrees, important to each business segment.

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

Research and Development

Alcoa, a technology leader in the aluminum industry, engages in research and development programs that include process and product development, and basic and applied research. Expenditures for research and development (R&D) activities were $184 million in 2011, $174 million in 2010, and $169 million in 2009.

Most of the major process areas within the company have a Technology Management Review Board (TMRB) or Center of Excellence (CoE) consisting of members from various worldwide locations. Each TMRB or CoE is responsible for formulating and communicating a technology strategy for the corresponding process area, developing and managing the technology portfolio and ensuring the global transfer of technology. Alternatively, certain business units conduct these activities and research and development programs within the worldwide business unit, supported by the Alcoa Technical Center (ATC). Technical personnel from the TMRBs, ATC and such business units also participate in the corresponding Market Sector Teams. In this manner, research and development activities are aligned with corporate and business unit goals.

During 2011, the company continued to work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology with tests carried out on a pilot scale. Progress has been successful in many respects as a result of full pot testing of anode assemblies, although there remain technical and cost targets to achieve. If the technology proves to be commercially feasible, the company believes that it would result in significant operating cost savings, and generate environmental benefits by reducing certain emissions and eliminating carbon dioxide. No timetable has been established for commercial use. The company is also continuing to develop the carbothermic aluminum process, which is in the research and development phase. The technology holds the potential to produce aluminum at a lower cost, driven by reduced conversion costs, lower energy requirements and lower emissions at a lower capital cost than traditional smelting.

The company continued its progress leveraging new science and technologies in 2011. For example, riblets that reduce aerodynamic drag have been analyzed and produced on a test basis. Self-cleaning nano coatings have been demonstrated on building products (an example of such was commercialized in 2011 as EcoClean, which is the world’s first coil-coated aluminum architectural panel that helps clean itself and the air around it). Energy saving sensing devices are being integrated in company manufacturing plants. Integrated thermal management products for consumer electronics have been developed and are being validated by our customers.

A number of products were commercialized in 2011 including new fasteners, new aerospace alloy products for reducing structural weight, cost and production risk, self-cleaning EcoClean® coated building panels, and new armor plate alloy solutions. The company continues to develop its Micromill™ technology. Scale-up to full commercial width has been successful. Product development continues, and commercialization has commenced. In addition, previously developed products such as Alcoa’s LvL ONE® wide base aluminum wheel continue to receive accolades, such as being selected as a “Top 5” Product of 2010 by Heavy Duty Aftermarket Journal.

Alcoa’s research and development focus is on product development to support sustainable, profitable growth; manufacturing technologies to improve efficiencies and reduce costs; and on environmental risk reductions. Environmental technologies continue to be an area of focus for the company, with projects underway that address emissions reductions, the reduction of spent pot lining, advanced recycling, and the beneficial use of bauxite residue.

As a result of product development and technological advancement, the company continues to pursue patent protection in jurisdictions throughout the world. At the end of 2011, the company’s worldwide patent portfolio consisted of 870 pending patent applications and 1,895 granted patents.

Environmental Matters

Information relating to environmental matters is included in Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 114-117.

Employees

Total worldwide employment at the end of 2011 was approximately 61,000 employees in 31 countries. About 31,000 of these employees are represented by labor unions. The company believes that relations with its employees and any applicable union representatives generally are good.

In the U.S., approximately 9,500 employees are represented by various labor unions. The largest of these is the master collective bargaining agreement between Alcoa and the United Steelworkers (USW). This agreement covers 10 locations and approximately 6,100 U.S. employees. It expires on May 15, 2014. There are 16 other collective bargaining agreements in the U.S. with varying expiration dates. Collective bargaining agreements with varying expiration dates also cover about 6,300 employees in Europe, 3,900 employees in Russia, 4,000 employees in Central and South America, 3,800 employees in Australia, 1,100 employees in China and 2,200 employees in Canada.

Executive Officers of the Registrant

The names, ages, positions and areas of responsibility of the executive officers of the company as of February 16, 2012 are listed below.

Nicholas J. Ashooh, 57, Vice President, Corporate Affairs. Mr. Ashooh was elected to his current position upon joining Alcoa in January 2010. Before joining Alcoa, he was Senior Vice President – Communications of American International Group, Inc. (AIG), a leading international insurance organization, from September 2006 to January 2010. Prior to AIG, he held executive communication positions in the electric utility industry as Senior Vice President, Corporate Communications of American Electric Power Service Corporation (2000 to 2006); Vice President, Public Affairs and Corporate Communications of Niagara Mohawk Power Corporation (1992 to 2000); and Director, Corporate Communications of Public Service of New Hampshire (1978 to 1990). From 1990 to 1992, he was Vice President, Corporate Communications of Paramount Communications Inc., a global entertainment and publishing company.

Chris L. Ayers, 45, Executive Vice President – Alcoa and Group President, Global Primary Products. Mr. Ayers was elected an Alcoa Executive Vice President in August 2010 and was named Group President, Global Primary Products effective May 18, 2011. He served as Chief Operating Officer of Global Primary Products from August 2010 to May 18, 2011. He was elected a Vice President of Alcoa in April 2010. Mr. Ayers joined Alcoa in February 2010 as Chief Operating Officer, Alcoa Cast, Forged and Extruded Products. Before joining Alcoa, from 1999 through December 2008, Mr. Ayers served in various management roles at Precision Castparts Corp., including as Executive Vice President from May 2006 to July 2008, President – PCC Forgings Division from December 2006 to July 2008, President – Wyman Gordon Forgings from 2004 to December 2006, and Vice President/General Manager from 2003 to 2004.

John D. Bergen, 69, Vice President, Human Resources. Mr. Bergen was named to his current position effective February 1, 2010. He joined Alcoa in November 2008 as Vice President, Communications and from that time to his most recent appointment had responsibility for global external and internal communications, government affairs and e-business for Alcoa. Mr. Bergen was Senior Vice President, Corporate Affairs and Marketing, of Siemens Corporation, the U.S. arm of Siemens AG, from 2001 to 2008. Before that, he held senior communication positions for CBS Corporation and Westinghouse Electric Corporation (1996 to 1998). From 1991 to 1996, he was President and Chief Executive Officer of GCI Group, an international public relations and government affairs firm.

Graeme W. Bottger, 53, Vice President and Controller. Mr. Bottger was elected to his current position effective August 1, 2010. He joined Alcoa in 1980 as a product accountant trainee at Alcoa’s Point Henry facility in Australia and from that time to his most recent appointment held a series of accounting and financial management positions in Alcoa’s Australian smelting, rolling, extrusion, foil and alumina businesses and Alcoa’s corporate office. Mr. Bottger was Chief Financial Officer of Alcoa’s Engineered Products and Solutions business group from 2005 to August 2010. From 2003 to 2005, he was Vice President, Sales, for Alcoa Home Exteriors. From 2001 to 2003, Mr. Bottger was Vice President, Finance for Alcoa Home Exteriors. Before his move to the United States in 1999 to accept an assignment in Alcoa’s financial analysis and planning department, Mr. Bottger held the position of Chief Financial Officer for Alcoa’s joint venture with Kobe Steel, Ltd. in Australia (Kaal Australia Pty. Ltd.).

Olivier M. Jarrault, 50, Executive Vice President – Alcoa and Group President, Engineered Products and Solutions. Mr. Jarrault was elected an Alcoa Executive Vice President effective January 21, 2011 and was named Group President of Engineered Products and Solutions effective January 1, 2011. He served as Chief Operating Officer of Engineered Products and Solutions from February 2010 to January 1, 2011. Mr. Jarrault joined Alcoa in 2002 when Alcoa acquired Fairchild Fasteners from The Fairchild Corporation. He served as President of Alcoa Fastening Systems from 2002 to February 2010. He was elected a Vice President of Alcoa in November 2006.

Klaus Kleinfeld, 54, Director, Chairman of the Board and Chief Executive Officer. Mr. Kleinfeld was elected to Alcoa’s Board of Directors in November 2003 and became Chairman on April 23, 2010. He has been Chief Executive Officer of Alcoa since May 8, 2008. He was President and Chief Executive Officer from May 8, 2008 to April 23, 2010. He was President and Chief Operating Officer of Alcoa from October 1, 2007 to May 8, 2008. Mr. Kleinfeld was President and Chief Executive Officer of Siemens AG, the global electronics and industrial conglomerate, from January 2005 to June 2007. He served as Deputy Chairman of the Managing Board and Executive Vice President of Siemens AG from 2004 to January 2005. He was President and Chief Executive Officer of Siemens Corporation, the U.S. arm of Siemens AG, from 2002 to 2004.

Charles D. McLane, Jr., 58, Executive Vice President and Chief Financial Officer. Mr. McLane was elected an Alcoa Executive Vice President in September 2007 and was elected Vice President and Chief Financial Officer of Alcoa in January 2007. He was elected Vice President and Corporate Controller in October 2002. He joined Alcoa in May 2000 as director of investor relations, following Alcoa’s merger with Reynolds Metals Company. He became Assistant Treasurer of Reynolds in 1999 and Assistant Controller of that company in 1995.

Kay H. Meggers, 47, Executive Vice President – Alcoa and Group President, Global Rolled Products. Mr. Meggers was elected an Alcoa Executive Vice President in December 2011. He was named Group President, Global Rolled Products effective November 14, 2011. Before his most recent appointment, he led Alcoa’s Business Excellence/Corporate Strategy resource unit and was also responsible for overseeing Alcoa’s Asia-Pacific region. He joined Alcoa in February 2010 as Vice President, Corporate Initiatives, a position responsible for planning and coordinating major strategic initiatives from enhancing technology and innovation as part of the Alcoa Technology Advantage program to spearheading growth strategies for China and Brazil. He was elected a Vice President of Alcoa in June 2011. Before joining Alcoa, Mr. Meggers was Senior Vice President at Siemens U.S. Building Technologies Division and served for three years as Business Unit Head of Building Automation. In 2006 he served for nine months as Division Head of Fire Safety, also part of Siemens U.S. Building Technologies Division. Between 2002 and 2005, he served as Vice President of Strategic Planning at Siemens U.S.

Kurt R. Waldo, 56, Executive Vice President, Chief Legal and Compliance Officer. Mr. Waldo was elected to his current position effective January 20, 2012. He joined Alcoa’s Legal Department in 1980 and served in a series of positions of increasing responsibility in the Legal Department from that time to his most recent appointment. He was elected Vice President and General Counsel of Alcoa in September 2008; Deputy General Counsel in April 2007; and Assistant General Counsel in August 1999. He served as Senior Counsel from 1991 to August 1999; and as European Regional Counsel from 1987 to 1991, based in Lausanne, Switzerland.

Item 1A.  Risk Factors.

Alcoa’s business, financial condition or results of operations may be impacted by a number of factors. In addition to the factors discussed separately in this report, the following are the most significant factors that could cause Alcoa’s actual results to differ materially from those projected in any forward-looking statements:

The aluminum industry generally remains highly cyclical and is influenced by a number of factors including global economic conditions.

The aluminum industry generally is highly cyclical. Alcoa is subject to cyclical fluctuations in global economic conditions and aluminum end-use markets. Demand for our products is sensitive to these fluctuations. For example, 2011 was a turbulent year in the world economy, characterized by an uneven recovery in many regions and prolonged volatility and crisis in others, namely Europe. Demand for aluminum started strong at the beginning of the year but weakened in the second half. While Alcoa believes that the long-term prospects for aluminum remain bright, the company is unable to predict the future course of industry variables or the strength, pace or sustainability of the economic recovery and the effects of government intervention. Another major economic downturn, a prolonged recovery period, or disruptions in the financial markets could have a material, adverse effect on Alcoa’s business or financial condition or results of operations.

Market-driven balancing of global aluminum supply and demand may be disrupted by non-market forces or other impediments to production closures.

Alcoa and certain other aluminum producers have recently announced independent plans to cut aluminum production capacity. For Alcoa these decisions were a function of market-driven factors. However, the existence of non-market forces on global aluminum industry capacity, such as political pressures in certain countries to keep jobs or to maintain or further develop industry self-sufficiency, may prevent or delay the closure or curtailment of certain producers’ smelters, irrespective of their position on the industry cost curve. Other production cuts may be impeded by long-term contracts to buy power or raw materials. Persistent industry overcapacity may result in a weak pricing environment and margin compression for aluminum producers, including Alcoa.

A reduction in demand (or a lack of increased demand) for aluminum by China, Europe or a combined number of other countries may negatively impact Alcoa’s results.

The aluminum industry’s demand is highly correlated to economic growth. The Chinese market is a significant source of global demand for commodities, including aluminum. A sustained slowdown in China’s economic and aluminum demand growth that is not offset by increased aluminum demand growth in other emerging economies such as India, Brazil, and several South East Asian countries, or the combined slowdown in other markets, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. The European sovereign debt crisis could have an adverse effect on European supply and demand for aluminum and aluminum products.

Alcoa could be materially adversely affected by declines in aluminum prices.

The price of aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction, and the level of global inventories. The influence of hedge funds and other financial institutions participating in commodity markets has also increased in recent years, contributing to higher levels of price volatility. In 2011, the LME price reached a high in excess of $2,700 per metric ton and by the end of the year declined to below $2,000 per metric ton. This decline had a negative impact on Alcoa’s results in the second half of the year. Continued high LME inventories could lead to a reduction in the price of aluminum. A sustained weak aluminum pricing environment or a deterioration in aluminum prices could have a material, adverse effect on Alcoa’s business, financial condition, results of operations or cash flow.

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

Alcoa’s operations consume substantial amounts of energy. Although Alcoa generally expects to meet the energy requirements for its alumina refineries and primary aluminum smelters from internal sources or from long-term contracts, the following factors could affect Alcoa’s results of operations:

•	significant increases in electricity costs rendering smelter operations uneconomic;

•	significant increases in fuel oil or natural gas prices;

•	unavailability of electrical power or other energy sources due to droughts, hurricanes or other natural causes;

•	unavailability of energy due to energy shortages resulting in insufficient supplies to serve consumers;

•	interruptions in energy supply or unplanned outages due to equipment failure or other causes; or

•

curtailment of one or more refineries or smelters due to inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms or unavailability of energy at competitive rates.

Alcoa’s profitability could be adversely affected by increases in the cost of raw materials or by significant lag effects for decreases in commodity or LME-linked costs.

Alcoa’s results of operations are affected by changes in the cost of raw materials, including energy, carbon products, caustic soda and other key inputs, as well as freight costs associated with transportation of raw materials to refining and smelting locations. Higher than expected input costs could lead to underperformance. Alcoa may not be able to offset fully the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs. Similarly, Alcoa’s operating results are affected by significant lag effects for declines in key costs of production that are commodity or LME-linked. For example, declines in LME-linked costs of alumina and power during a particular period may not be adequate to offset sharp declines in metal price in that period.

Alcoa is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, and other economic factors in the countries in which it operates.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which Alcoa operates, and continued volatility or deterioration in the global economic and financial environment could affect Alcoa’s revenues, expenses and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Australian dollar, Brazilian real, Canadian dollar, Euro and Norwegian kroner, may affect profitability as some important raw materials are purchased in other currencies, whereas products are generally sold in U.S. dollars.

Alcoa may not be able to realize expected benefits from its growth projects or streamlining portfolio strategy.

Alcoa’s growth projects include the Ma’aden joint venture, the now-completed São Luís refinery expansion, the greenfield Juruti bauxite mine, the ongoing Estreito hydroelectric power project in Brazil and the China and Russia growth projects. Management believes that these projects will be beneficial to Alcoa; however, there is no assurance that these benefits will be realized, whether due to unfavorable global economic conditions, currency fluctuations, or other factors, or that the remaining construction, start-up activities and testing on the Estreito project will be completed as planned by the targeted completion date.

Alcoa has made and may continue to plan and execute acquisitions and divestitures and take other actions to streamline and grow its portfolio. There can be no assurance that such actions will be undertaken or completed in their entirety as planned or beneficial to Alcoa or that targeted completion dates will be met. In addition, acquisitions present significant challenges and risks relating to the integration of the business into the company, and there can be no assurances that the company will manage acquisitions successfully. Alcoa may face barriers to exit from unprofitable businesses or operations, including high exit costs or objections from various stakeholders.

Alcoa may not be able to successfully realize goals established in each of its four business segments or by the dates targeted for such goals.

Alcoa has announced targets for each of its four major business segments, including the following:

•	by 2015, driving the alumina business down into the first quartile of the industry cost curve and realizing profit levels (per mt) that are beyond its recent historic norms;

•	by 2015, driving the smelting business down into the second quartile of the industry cost curve and increasing profitability (per mt) beyond the company’s past ten-year average;

•	by 2013, increasing the revenues of the Flat-Rolled Products segment by $2.5 billion by growing 50% faster than the market and achieving performance levels above its historic norms; and

•	by 2013, increasing the revenues of the Engineered Products and Solutions segment by $1.6 billion, through market growth, new product introductions, and share gains.

There can be no assurance that all of these initiatives will be completed as anticipated or that Alcoa will be able to successfully realize these goals at the targeted levels or by the projected dates.

Joint ventures and other strategic alliances may not be successful.

Alcoa participates in joint ventures and has formed strategic alliances and may enter into other similar arrangements in the future. For example, in December 2009, Alcoa announced that it formed a joint venture with Ma’aden, the Saudi Arabian Mining Company, to develop a fully integrated aluminum complex (including a bauxite mine, alumina refinery, aluminum smelter and rolling mill) in the Kingdom of Saudi Arabia. In 2011, Alcoa entered into a Memorandum of Understanding followed by a Letter of Intent with China Power Investment Corporation (CPI) which provides a framework for the creation of a joint venture entity with plans to target growth in the Chinese automotive, aerospace, packaging, and consumer electronic markets. Although the company has, in relation to the Ma’aden joint venture and its other existing joint ventures and strategic alliances, sought to protect its interests, joint ventures and strategic alliances necessarily involve special risks. Whether or not Alcoa holds majority interests or maintains operational control in such arrangements, its partners may:

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

In addition, the joint venture with Ma’aden is subject to risks associated with large infrastructure construction projects, including the consequences of non-compliance with the timeline and other requirements under the gas supply arrangements for the joint venture. Also, while financing is in place for the project, there can be no guaranteed assurance that the project as a whole will be completed within budget or that the project phases will be completed by their targeted completion dates, or that it or Alcoa’s other joint ventures or strategic alliances will be beneficial to Alcoa, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, currency fluctuations, political risks, or other factors.

Alcoa faces significant competition.

As discussed in Part I, Item 1. (Business – Competitive Conditions) of this report, the markets for most aluminum products are highly competitive. Alcoa’s competitors include a variety of both U.S. and non-U.S. companies in all major markets, including some that are subsidized. In addition, aluminum competes with other materials, such as steel, plastics, composites, and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutions for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products, or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations. In addition, Alcoa’s competitive position depends, in part, on the company’s access to an economical power supply to sustain its operations in various countries.

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

Currently, Alcoa’s long-term debt is rated BBB- with stable outlook by Standard and Poor’s Ratings Services; Baa3 with stable outlook by Moody’s Investors Services; and BBB- with stable outlook by Fitch Ratings. There can be no assurance that any rating assigned will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency, if, in that rating agency’s judgment, circumstances so warrant. Maintaining an investment-grade credit rating is an important element of Alcoa’s financial strategy. A downgrade of Alcoa’s credit ratings could adversely affect the market price of its securities, adversely affect existing financing, limit access to the capital or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that the company incurs, increase the cost of borrowing, or impair its business, financial condition and results of operations.

In addition, under the project financings for the joint venture project in the Kingdom of Saudi Arabia, a downgrade of Alcoa’s credit ratings below investment grade by at least two rating agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture. For additional information regarding the project financings, see Note I to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

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

Alcoa has implemented a move to a pricing mechanism for alumina based on an index of alumina prices rather than a percentage of the LME-based aluminum price. Alcoa believes that this change, expected to affect approximately 20% of annual contracts coming up for renewal each year, will more fairly reflect the fundamentals of alumina including raw materials and other input costs involved. There can be no assurance that such index pricing ultimately will be accepted or that such index pricing will result in consistently greater profitability from sales of alumina.

Alcoa’s global operations are exposed to political and economic risks, commercial instability and events beyond its control in the countries in which it operates.

Alcoa has operations or activities in numerous countries and regions outside the U.S. having varying degrees of political and economic risk, including China, Europe, Guinea, Russia, and the Kingdom of Saudi Arabia, among others. Risks include those associated with sovereign and private debt default, political instability, civil unrest, expropriation, nationalization, renegotiation or nullification of existing agreements, mining leases and permits, commercial instability caused by corruption, and changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict, any one or more of them could adversely affect Alcoa’s business, financial condition or operating results.

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

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. There is also current and emerging regulation, such as the mandatory renewable energy target in Australia, Australia’s carbon tax effective in 2012, Quebec’s transition to a “cap and trade” system with compliance required in 2013 and European direct emission regulations expected by 2013. Alcoa will likely see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts in the countries in which the company operates. These regulatory mechanisms may be either voluntary or legislated and may impact Alcoa’s operations directly or indirectly through customers or Alcoa’s supply chain. Inconsistency of regulations may also change the attractiveness of the locations of some of the company’s assets. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which Alcoa operates. The company may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the company and indirectly, from changes in costs of goods sold.

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

Alcoa’s results of operations may be negatively affected by the amount of expense Alcoa records for its pension and other postretirement benefit plans. U.S. generally accepted accounting principles (GAAP) require that Alcoa calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used by Alcoa to estimate pension or other postretirement benefit income or expense for the following year are the discount rate and the expected long-term rate of return on plan assets. The large decline in our funded status in 2008 due to the financial crisis generated significant unrecognized actuarial losses. We anticipate that expense in future years will continue to be affected as the unrecognized losses are recognized in earnings. In addition, Alcoa is required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how Alcoa’s financial statements can be affected by pension and other postretirement benefits accounting policies, see Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the caption “Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits,” and Part II, Item 8. (Financial Statements and Supplementary Data) under Note W to the Consolidated Financial Statements—Pension and Other Postretirement Benefits. Although GAAP expense and pension funding contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities Alcoa would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status. Higher than expected potential contributions due to a further decline in our funded status either by an additional decline in discount rates or a lower than expected investment return on plan assets could adversely affect our cash flows.

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

Alcoa’s existing operations and development projects require highly skilled executives, and staff with relevant industry and technical experience. The inability of the company and industry to attract and retain such people may adversely impact Alcoa’s ability to adequately meet project demands and fill roles in existing operations. Skills shortages in engineering, technical service, construction and maintenance contractors and other labor market inadequacies may also impact activities. These shortages may adversely impact the cost and schedule of development projects and the cost and efficiency of existing operations.

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

Alcoa requires substantial capital to invest in greenfield and brownfield projects and to maintain and prolong the life and capacity of its existing facilities. For 2012, Alcoa has targeted generating positive cash flow from operations that will exceed capital spending. Insufficient cash generation may negatively impact Alcoa’s ability to fund as planned its sustaining and growth capital projects. Over the long term, Alcoa’s ability to take advantage of forecasted global demand growth for aluminum may be constrained by earlier capital expenditure restrictions, and the long-term value of its business could be adversely impacted. The company’s position in relation to its competitors may also deteriorate.

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

Cyber attacks may threaten the integrity of Alcoa’s trade secrets and sensitive intellectual property.

The company has identified attempts to gain unauthorized access through the Internet to our information systems. The purpose of these attempts appears to have been to establish command and control and then export company-sensitive data. To our knowledge, no such attack was ultimately successful. However, the success of such attacks and the resulting damage may only be clear over time and after intensive analysis. Should such an attack succeed, the impact may be material to the company in terms of lost intellectual property, trade secrets, product development data, and other business development data.

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

Item 3.  Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential.

Litigation

As previously reported, along with various asbestos manufacturers and distributors, Alcoa and its subsidiaries as premises owners are defendants in several hundred active lawsuits filed on behalf of persons alleging injury predominantly as a result of occupational exposure to asbestos at various company facilities. In addition, an Alcoa subsidiary company has been named, along with a large common group of industrial companies, in a pattern complaint where the company’s involvement is not evident. Since 1999, several thousand such complaints have been filed. To date, the subsidiary has been dismissed from almost every case that was actually placed in line for trial. Alcoa, its subsidiaries and acquired companies, all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. Alcoa has significant insurance coverage and believes that its reserves are adequate for its known asbestos exposure related liabilities. The costs of defense and settlement have not been and are not expected to be material to the results of operations, cash flows, and financial position of the company.

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011 and a RICO case statement

30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Pursuant to the November 8, 2011 order, briefing on the motion to dismiss is to be completed by March 2012. Separately, the DOJ’s and SEC’s investigations are ongoing. While Alcoa has been engaged in dialogue with both the DOJ and SEC, it is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss with regard to any of the governmental or private party matters discussed above, but such losses may be material in a particular period to Alcoa’s results of operations.

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

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999. In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010 the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. Any such reimbursement would have to be made by way of a separate claim to Alcoa from the energy authorities and, thus far, no such claim has been presented. At this time, the company is unable to reasonably predict an outcome for this matter.

European Commission Matters

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 million will be required (the timing of such payment is uncertain). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million, including $20 million to write off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); this appeal was dismissed on December 16, 2011.

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

As previously reported, in January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be approximately $90 million (€70 million) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

Environmental Matters

Alcoa is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA) or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The company has committed to participate, or is engaged in negotiations with federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites. The most significant of these matters, including the remediation of the Grasse River in Massena, NY, are discussed in the Environmental Matters section of Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 114-117.

As previously reported, representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources (Trustees), have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings have not been instituted, the company has continued to actively investigate these claims. Pursuant to an agreement entered into with the Trustees in 1991, Alcoa and Reynolds had been working cooperatively with General Motors Corporation, which is facing similar claims by the Trustees, to assess potential injuries to natural resources in the region. With the bankruptcy of General Motors in 2009, Motors Liquidation Company (MLC) took over General Motors’ liability in this matter. In September 2009, MLC notified Alcoa and the Trustees that it would no longer participate in the cooperative process. Alcoa and the Trustees agreed to continue to work together cooperatively without MLC to resolve Alcoa’s and Reynolds’ natural resources damages liability in this matter. In January 2011, the Trustees, representing the United States, the State of New York and the Mohawk tribe, and Alcoa reached an agreement in principle to resolve the natural resource damage claims. The agreement is subject to final approval of the respective parties and will be subject to a federal court approved consent decree, including public notice and comment. Any upward adjustment in the remediation reserve would be taken in connection with the finalization of the settlement agreement.

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

As previously reported, in January 2006, in Musgrave v. Alcoa, et al, Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim. Alcoa filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act), amended its answer to include Indiana’s Recreational Use Statute as an affirmative defense and filed a motion for summary judgment based on the Recreational Use Statute. The court granted Alcoa’s motion to dismiss regarding plaintiffs’ occupationally-related claims and denied the motion regarding plaintiffs’ recreationally-related claims. On January 17, 2012, the court denied all outstanding motions with no opinion issued. The trial date for this matter has been scheduled for 2012. There is some limited discovery ongoing in this matter. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Also as previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-PL-499, forty-one plaintiffs sued Alcoa Inc. and a subsidiary, asserting claims similar to the Musgrave matter, discussed above. In November 2007, Alcoa Inc. and its subsidiary filed motions to dismiss both the Musgrave and Barnett cases. In October 2008, the Warrick County Circuit Court granted Alcoa’s motions to dismiss, dismissing all claims arising out of alleged occupational exposure to wastes at the Squaw Creek Mine, but in November 2008, the trial court clarified its ruling, indicating that the order does not dispose of plaintiffs’ personal injury claims based upon alleged “recreational” or non-occupational exposure. Plaintiffs also filed a “second amended complaint” in response to the court’s orders granting Alcoa’s motions to dismiss. On July 7, 2010, the court granted the parties’ joint motions for a general continuance of trial settings. Discovery in this matter is stayed pending the outcome of the Musgrave matter. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

As noted above, in response to the 2006 civil suit by the MOE and MOPW, Alcoa Trasformazioni S.r.l. filed suit against Alumix claiming indemnification under the original acquisition agreement, but brought that suit in the Court of Rome due to jurisdictional rules. The Court of Rome has appointed an expert to assess the causes of the pollution. In June 2008, the parties (Alcoa and now Ligestra S.r.l. (Ligestra), the successor to Alumix) signed a preliminary agreement by which they have committed to pursue a settlement and asked for a suspension of the technical assessment during the negotiations. The Court of Rome accepted the request, and postponed the technical assessment, reserving its ability to fix the deadline depending on the development of negotiations. Alcoa and Ligestra agreed to a settlement in December 2008 with respect to the Feltre site. Ligestra paid the sum of 1.08 million Euros and Alcoa committed to clean up the site. Further postponements were granted by the Court of Rome, and the next hearing was fixed for November 2011. The trial was then suspended under the joint request of the parties, and will have to be restarted in 2012. In the meantime, in December 2009, Alcoa Trasformazioni S.r.l. and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina. The settlement would also allow Alcoa to settle the 2006 civil suit by the MOE and MOPW for the environmental damages pending before the Civil Court of Venice. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation. In February 2011, a further and more detailed settlement relating to Fusina was reached, allocating 80% and 20% of the remediation costs to Ligestra and Alcoa, respectively. Later in 2011, Alcoa and Ligestra signed a similar agreement relating to the Portovesme site. The agreements are contingent upon final acceptance of the remediation project by the MOE. To provide time for settlement with Ligestra, the Minister of Environment and Alcoa jointly requested and the Civil Court of Venice has granted a series of postponements of hearings in the Venice trial, assuming that the case will be closed. The company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, on November 30, 2010, Alcoa Alumínio S.A. (Alumínio) received service of a lawsuit that had been filed by the public prosecutors of the State of Pará in Brazil in November 2009. The suit names the company and the State of Pará, which, through its Environmental Agency, had issued the operating license for the company’s new bauxite mine in Juruti. The suit concerns the impact of the project on the region’s water system and alleges that certain conditions of the original installation license were not met by the company. In the lawsuit, plaintiffs requested a preliminary injunction suspending the operating license and ordering payment of compensation. On April 14, 2010, the court denied plaintiffs’ request. Alumínio presented its defense in March 2011, on grounds that it was in compliance with the terms and conditions of its operating license, which included plans to mitigate the impact of the project on the region’s water system. In April, 2011, the State of Pará defended itself in the case asserting that the operating license contains the necessary plans to mitigate such impact, that the State monitors the performance of Aluminio’s obligations arising out of such license, that the licensing process is valid and legal, and that the suit is meritless. This proceeding is in its preliminary stage and the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. was added as a defendant in Orange County Water District (the “Plaintiff”) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). Plaintiff alleges contamination or threatened contamination of a drinking water aquifer by Alcoa, certain of the entities that preceded Alcoa at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. Currently thirteen original defendants remain in the case. Plaintiff seeks to recover the cost of aquifer remediation and attorney’s fees. This matter was stayed as to all parties during the initial period of a bankruptcy case by a co-defendant; the stay has now been lifted as to Alcoa and all other defendants except the bankrupt co-defendant. Trial for the remaining original defendants began and was adjourned on February 10, 2012, to allow plaintiff to complete expert discovery without breaching a five-year mandatory dismissal statute. The trial is scheduled to reconvene on or about March 26, 2012. Third party complaints against cross-defendants are stayed until a future phase of trial at a yet-to-be-determined date. Plaintiff has asserted a total remedy cost of $150 million plus attorneys’ fees. Defendants do not believe such costs are consistent with appropriate remediation standards. Alcoa contends that its liability, if any could be established, is minimal. A similar matter, Orange County Water District v. Sabic, et al, civil action 30-2008-00078246 (Superior Court of California, County of Orange) was filed against Alcoa Global Fasteners, Inc. on June 23, 2008. This matter also alleges contamination or threatened contamination of a drinking water aquifer by Alcoa and others. While a trial has been set for 2013, plaintiff has not yet disclosed its estimate of remediation costs. Alcoa believes that it is not responsible for any contamination as alleged in the complaint or that if any liability were to be established, its liability would be insignificant. At this time, Alcoa is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss for either matter.

St. Croix Proceedings

Josephat Henry. As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. SCA undertook or arranged various cleanup and remediation efforts. The Division of Environmental Protection (DEP) of the Department of Planning and Natural Resources (DPNR) of the Virgin Islands Government issued a Notice of Violation that Alcoa has contested. In February 1999, certain residents of St. Croix commenced a civil suit in the Territorial Court of the Virgin

Islands seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names SCA, Alcoa and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class was defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. Plaintiffs’ expert reports claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. Alcoa and SCA turned over this matter to their insurance carriers who have been providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. In June 2008, the Court granted defendants’ joint motion to decertify the original class of plaintiffs, and certified a new class as to the claim of ongoing nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. (The named plaintiffs had previously dropped their claims for medical monitoring as a consequence of the court’s rejection of plaintiffs’ proffered expert opinion testimony). The Court expressly denied certification of a class as to any claims for remediation or cleanup of any area outside the facility (including plaintiffs’ property). The new class could seek only injunctive relief rather than monetary damages. Named plaintiffs, however, could continue to prosecute their claims for personal injury, property damage, and punitive damages. In August 2009, in response to defendants’ motions, the Court dismissed the named plaintiffs’ claims for personal injury and punitive damages, and denied the motion with respect to their property damage claims. In September 2009, the Court granted defendants’ motion for summary judgment on the class plaintiffs’ claim for injunctive relief. In October 2009, plaintiffs appealed the Court’s summary judgment order dismissing the claim for injunctive relief and in March 2011, the U.S. Court of Appeals for the Third Circuit dismissed plaintiffs’ appeal of that order. In September 2011, the parties reached an oral agreement to settle the remaining claims in the case which would resolve the personal property damage claims of the 12 remaining individual plaintiffs. Plaintiffs have indicated that they nevertheless intend to appeal all of the claim dismissals that have occurred in the trial court over the life of the case. The company anticipates that this appeal will be filed within 60 days following entry of such settlement. Alcoa’s share of the settlement is fully insured.

Contract Action. As previously reported, on April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and the Court awarded damages as described: on a claim of breaches of warranty, the jury awarded $13 million; on the same claim, the jury awarded punitive damages in the amount of $6 million; and on a negligence claim for property damage, the jury awarded $10 million. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. In February 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. In May 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 million negligence award and denied the remainder of Alcoa’s motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 million on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 million in 2011. In June 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. Also on June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim. The Third Circuit has referred this matter to mediation as is its standard practice in appeals.

NRD Action. As previously reported, in May 2005, AWA and SCA were among the defendants listed in a lawsuit brought by the Commissioner of the DPNR, Dean Plaskett, in his capacity as Trustee for Natural Resources of the Territory of the United States Virgin Islands in the District Court of the Virgin Islands, Division of St. Croix. The complaint seeks damages for alleged injuries to natural resources caused by alleged releases from an alumina refinery facility in St. Croix that was owned by SCA from 1995 to 2002. Also listed in the lawsuit are previous and subsequent owners of the alumina refinery and the owners of an adjacent oil refinery. Claims are brought under CERCLA, U.S. Virgin Islands law, and common law. The plaintiff has not specified in the complaint the amount it seeks in damages. The defendants filed motions to dismiss in 2005. In October 2007, in an effort to resolve the liability of SCRG in the lawsuit, as well as any other CERCLA liability SCRG may have with respect to the facility, DPNR filed a new lawsuit against SCRG seeking the recovery of response costs under CERCLA, and the plaintiff and SCRG filed a joint Agreement and Consent Decree. The remaining defendants each filed objections to the Agreement and Consent Decree, and in October 2008, the court denied entry of the Agreement and Consent Decree. The court also ruled on the motions to dismiss that were filed by all defendants in 2005. The court dismissed two counts from the complaint (common law trespass and V.I. Water Pollution Control Act), but denied the motions with regard to the other six counts (CERCLA, V.I. Oil Spill Prevention and Pollution Control Act, and common law strict liability, negligence, negligence per se and nuisance). The court also ruled that the Virgin Islands Government was the proper plaintiff for the territorial law claims and required re-filing of the complaint by the proper parties, which was done in November 2008. The plaintiffs subsequently moved to amend their complaint further, were granted leave by the court to do so, and filed an amended complaint on July 30, 2009. AWA and SCA filed an answer, counterclaim and cross-claim against SCRG in response to the amended complaint in August 2009. In response to the plaintiffs’ amended complaint, the other former owners of the alumina refinery filed answers, counterclaims, and cross-claims against SCRG and certain agencies of the Virgin Islands Government. During July 2009, each defendant except SCRG filed a partial motion for summary judgment seeking dismissal of the CERCLA cause of action on statute of limitations grounds. In July 2010, the court granted in part and denied in part each defendant’s motion for summary judgment. The court granted each defendant’s motion as to alleged injury to off-site groundwater and downstream surface water resources but denied each motion as to alleged injury to on-site groundwater resources.

SCA-Only Territorial Action. As previously reported, in December 2006, SCA was sued by the Commissioner of DPNR, U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. The plaintiff alleges violations of the Coastal Zone Management Act and a construction permit issued thereunder. The complaint seeks a civil fine of $10,000 under the Coastal Zone Management Act, civil penalties of $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” SCA responded to the complaint on February 2, 2007 by filing an answer and motion to disqualify DPNR’s private attorney. The court has not yet ruled on the motion.

Multi-Party Enforcement Action. As previously reported, in December 2006, SCA, along with unaffiliated prior and subsequent owners, were sued by the Commissioner of the DPNR, U.S. Virgin Islands, in the Superior Court of the Virgin Islands, Division of St. Croix. This second suit alleges violations by the defendants of certain permits and environmental statutes said to apply to the facility. The complaint seeks the completion of certain actions regarding the facility, a civil fine from each defendant of $10,000 under the Coastal Zone Management Act, civil penalties of $50,000 per day for each alleged violation of the Water Pollution Control Act, $10,000 per day for alleged intentional and knowing violations of the Coastal Zone Management Act, exemplary damages, costs, interest and attorney’s fees, and “other such amounts as may be just and proper.” SCA responded to the complaint on February 2, 2007 by filing an answer and motion to disqualify DPNR’s private attorney. The parties fully briefed the motion and are awaiting a decision from the court. In October 2007, plaintiff and defendant SCRG entered into a settlement agreement resolving claims against SCRG. Plaintiff filed a notice of dismissal with the court, and the court entered an order dismissing SCRG on November 2, 2007. SCA objected to the dismissal and requested that the court withdraw its order, and the parties have briefed SCA’s objection and request. A decision from the court is pending. On November 10, 2007, SCA filed a motion for summary judgment seeking dismissal of all claims in the case. The parties completed briefing of the motion in January 2008. The court has not yet ruled on the motion.

Cost Recovery Action. As previously reported, and noted above, in October 2007, DPNR filed a CERCLA cost recovery suit against SCRG. After the court denied entry of the Agreement and Consent Decree in October 2008, the cost recovery case lay dormant until May 2009, when SCRG filed a third-party complaint for contribution and other relief against several third-party defendants, including AWA and SCA. SCRG filed an amended third-party complaint on August 31, 2009, and served it on third-party defendants in mid-September 2009. AWA and SCA filed their answer to the amended third-party complaint on October 30, 2009. On January 8, 2010, DPNR filed a motion to assert claims directly against certain third-party defendants, including AWA and SCA. On January 29, 2010, the court granted plaintiff’s motion. On November 15, 2010, plaintiff and all defendants filed motions for summary judgment addressing various issues relating to liability, recoverability of costs, and divisibility of harm. On March 4, 2011, the court issued a memorandum and order granting defendants’ motions for summary judgment and entered judgment in favor of the defendants. On March 18, 2011, DPNR filed a motion for reconsideration of the order and judgment, and that motion was denied on April 15, 2011. On May 16, 2011, DPNR filed an appeal with the U.S. Court of Appeals for the Third Circuit. That appeal remains pending.

Abednego. As previously reported, on January 14, 2010, Alcoa was served with a complaint involving approximately 2,900 individual persons claimed to be residents of St. Croix who are alleged to have suffered personal injury or property damage from Hurricane Georges or winds blowing material from the property since the time of the hurricane. This complaint, Abednego, et al. v. Alcoa, et al. was filed in the Superior Court of the Virgin Islands, St. Croix Division. The complaint names as defendants the same entities as were sued in the February 1999 action earlier described and have added as a defendant the current owner of the alumina facility property. In February 2010, Alcoa and SCA removed the case to the federal court for the District of the Virgin Islands. Subsequently, plaintiffs filed motions to remand the case to territorial court as well as a third amended complaint, and defendants have moved to dismiss the case for failure to state a claim upon which relief can be granted. On March 17, 2011, the court granted plaintiffs’ motion to remand to territorial court. Thereafter, Alcoa filed a motion for allowance of appeal. The motion was denied on May 18, 2011. The parties await assignment of the case to a trial judge.

Proposed Consent Decree for Certain St. Croix Proceedings. On November 21, 2011, Alcoa, SCRG and the DPNR lodged a proposed Consent Decree with the U.S. District Court for the Virgin Islands, which Consent Decree contains terms of a settlement between the parties resolving the following matters:

•	the Contract Action;

•	the NRD Action;

•	the SCA-Only Territorial Action;

•	the Multi-Party Enforcement Action; and

•	the Cost Recovery Action.

On January 12, 2012, the court held a hearing on the issue of whether to approve and enter the Consent Decree. On February 13, 2012 the court granted the motion to enter the Consent Decree.

Other Contingencies

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the company.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104 is included in Exhibit 95 of this report, which is incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

The company’s common stock is listed on the New York Stock Exchange where it trades under the symbol AA. The company’s quarterly high and low trading stock prices and dividends per common share for 2011 and 2010 are shown below.

	2011			2010
Quarter	High	Low	Dividend	High	Low	Dividend
First	$17.75	$15.42	$0.03	$17.60	$12.26	$0.03
Second	18.47	14.56	0.03	15.15	10.01	0.03
Third	16.60	9.56	0.03	12.25	9.81	0.03
Fourth	11.66	8.45	0.03	15.63	11.81	0.03
Year	18.47	8.45	$0.12	17.60	9.81	$0.12

The number of holders of common stock was approximately 319,000 as of February 6, 2012.

Stock Performance Graph

The following graph compares the most recent five-year performance of Alcoa’s common stock with (1) the Standard & Poor’s 500® Index and (2) the Standard & Poor’s 500® Materials Index, a group of 27 companies categorized by Standard & Poor’s as active in the “materials” market sector. Such information shall not be deemed to be “filed.”

As of December 31,	2006	2007	2008	2009	2010	2011
Alcoa Inc.	$100	$124	$39	$58	$56	$32
S&P 500® Index	100	105	66	84	97	99
S&P 500® Materials Index	100	123	67	99	121	109

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

Source: Research Data Group, Inc. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	2,582	16.52	-	-
February 1 – February 28, 2011	2,462	17.32	-	-
March 1 – March 31, 2011	-	-	-	-
Total for quarter ended March 31, 2011	5,044	16.91	-	-
April 1 – April 30, 2011	-	-	-	-
May 1 – May 31, 2011	-	-	-	-
June 1 – June 30, 2011	-	-	-	-
Total for quarter ended June 30, 2011	-	-	-	-
July 1 – July 31, 2011	-	-	-	-
August 1 – August 31, 2011	-	-	-	-
September 1 – September 30, 2011	-	-	-	-
Total for quarter ended September 30, 2011	-	-	-	-
October 1 – October 31, 2011	-	-	-	-
November 1 – November 30, 2011	-	-	-	-
December 1 – December 31, 2011	-	-	-	-
Total for quarter ended December 31, 2011	-	-	-	-

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 6.	Selected Financial Data

(dollars in millions, except per-share amounts and ingot prices; shipments in thousands of metric tons [kmt])

For the year ended December 31,	2011	2010	2009	2008	2007
Sales	$24,951	$21,013	$18,439	$26,901	$29,280
Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$614	$262	$(985)	$229	$2,814
Loss from discontinued operations	(3)	(8)	(166)	(303)	(250)
Net income (loss)	$611	$254	$(1,151)	$(74)	$2,564
Earnings per share attributable to Alcoa common shareholders:
Basic:
Income (loss) from continuing operations	$0.58	$0.25	$(1.06)	$0.27	$3.24
Loss from discontinued operations	(0.01)	-	(0.17)	(0.37)	(0.29)
Net income (loss)	$0.57	$0.25	$(1.23)	$(0.10)	$2.95
Diluted:
Income (loss) from continuing operations	$0.55	$0.25	$(1.06)	$0.27	$3.22
Loss from discontinued operations	-	(0.01)	(0.17)	(0.37)	(0.28)
Net income (loss)	$0.55	$0.24	$(1.23)	$(0.10)	$2.94
Shipments of alumina (kmt)	9,218	9,246	8,655	8,041	7,834
Shipments of aluminum products (kmt)	5,037	4,757	5,097	5,481	5,393
Alcoa’s average realized price per metric ton of aluminum	$2,636	$2,356	$1,856	$2,714	$2,784
Cash dividends declared per common share	$0.12	$0.12	$0.26	$0.68	$0.68
Total assets	40,120	39,293	38,472	37,822	38,803
Short-term borrowings	62	92	176	478	563
Commercial paper	224	-	-	1,535	856
Long-term debt, including amounts due within one year	9,085	9,073	9,643	8,565	6,573

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

(dollars in millions, except per-share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Overview

Our Business

Alcoa is the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active and growing participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily based on market supply and demand. Aluminum and alumina represent more than 80% of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa. Nonaluminum products include precision castings and aerospace and industrial fasteners. Alcoa’s products are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

Alcoa is a global company operating in 31 countries. Based upon the country where the point of sale occurred, the U.S. and Europe generated 49% and 27%, respectively, of Alcoa’s sales in 2011. In addition, Alcoa has investments and operating activities in, among others, Australia, Brazil, China, Guinea, Iceland, Russia, and Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Management Review of 2011 and Outlook for the Future

At the end of 2010, management had projected growth in global aluminum demand of 12% for 2011. While demand started strong in the year, it weakened in the second half, resulting in an estimated actual growth rate of 10%. Additionally, LME pricing levels declined steadily from the peak reached in mid-2011, resulting in a more than 27% decrease by the end of the year. The Company also faced demand destruction for aluminum end products in Europe and significant headwinds for certain input costs during 2011. Despite these challenges, the 2011 financial results of Alcoa improved over 2010, due in large part to the decisions made by management. At the beginning of 2011, management continued its previous actions from its two-year cash sustainability program, which began in 2009 to achieve targets related to procurement efficiencies, overhead rationalization, and working capital improvements. Additionally, management planned to further improve Alcoa’s liquidity position by maintaining a consistent level of capital expenditures with that of 2010, refinancing long-term debt set to mature during 2013, and contributing equity to satisfy a large portion of the Company’s 2011 obligation to its U.S. pension plans.

The following financial information reflects some key metrics of Alcoa’s 2011 results:

•	Sales of $24,951, a 19% improvement over 2010;

•	Income from continuing operations of $614, or $0.55 per diluted share, an increase of $352 compared to 2010;

•	Total segment after-tax operating income of $1,893, a 33% improvement over 2010;

•	Cash from operations of $2,193, in excess of $2,000 for the second consecutive year;

•	Capital expenditures of $1,287, under $1,500 for the second consecutive year;

•	Cash on hand at the end of the year of $1,939, in excess of $1,000 for the third consecutive year;

•	Increase in total debt of $206, but a decrease of $1,207 over the past three years; and

•	Debt-to-capital ratio of 35%, consistent with the targeted range of 30% to 35%.

Management is projecting continued growth (increase of 7%) in the global consumption of primary aluminum in 2012, but at a slower pace than 2011. China and India are expected to have double-digit increases in aluminum demand while Russia and Brazil are expected to have 4% to 5% increases in aluminum consumption rates. Such growth, along with industry-wide capacity curtailments, will result in demand exceeding supply for primary aluminum. For alumina, growth in global consumption is estimated to be 9%, and overall supply and demand are expected to be balanced. Management also anticipates improved market conditions for aluminum products in most major global end markets, particularly aerospace and automotive. On the cost side, energy prices and certain raw materials are expected to continue to be a challenge. Management has established and is committed to achieving the following specific goals in 2012:

•	producing additional savings over those realized in 2009 through 2011 from procurement, overhead, and working capital programs;

•	generating positive cash flow from operations that will exceed capital spending; and

•	maintaining a debt-to-capital ratio between 30% and 35%.

Looking ahead over the next two to four years, management will continue to focus on its aggressive strategic targets established at the end of 2010. These targets include lowering Alcoa’s refining and smelting operations on the cost curve to the 23rd (from 30th) and 41st (from 51st) percentiles, respectively, by 2015 and driving revenue growth in the midstream (increase of $2,500) and downstream (increase of $1,600) operations by 2013. In conjunction with the revenue targets, management is committed to improving margins that will exceed historical levels in the midstream and downstream operations. In 2011, production significantly improved at the Juruti bauxite mine development, nameplate capacity was achieved for the São Luís refinery expansion, and a part of the Estreito hydroelectric power project became operational. These developments, along with the planned full or partial curtailment of 240 kmt of smelting capacity in Europe and the full startup of Estreito, both expected to occur in 2012, and the completion of the aluminum complex in Saudi Arabia by 2014, will help improve the Company’s position on the cost curve. The midstream and downstream operations both achieved margins that exceeded historical levels and approximately 50% of the respective revenue growth targets in 2011. The midstream operations will continue to build on this success in 2012, through continued volume growth in Russia and China, including emerging markets like consumer electronics, and expansion of the rolling mill in Davenport, IA to meet rising U.S. automotive demand, due to changing emissions regulations. The downstream operations will further their accomplishments in 2012 through continued innovative solutions to meet a wide-range of customer needs.

Results of Operations

Earnings Summary

Income from continuing operations attributable to Alcoa for 2011 was $614, or $0.55 per diluted share, compared with $262, or $0.25 per share, in 2010. The improvement of $352 in continuing operations was primarily due to the following: higher realized prices for alumina and aluminum; stronger volumes in the midstream and downstream segments; net productivity improvements; and a net favorable change in mark-to-market derivative contracts; partially offset by higher input costs; net unfavorable foreign currency movements; higher income taxes due to better operating results; and additional restructuring charges.

Income from continuing operations attributable to Alcoa for 2010 was $262, or $0.25 per share, compared with a loss from continuing operations of $985, or $1.06 per share, in 2009. The improvement of $1,247 in continuing operations was primarily due to the following: increases in realized prices for alumina and aluminum; ongoing net costs savings and productivity improvements across all segments; and the absence of both a charge associated with a European Commission electricity pricing matter in Italy and a loss on the sale of an equity investment; partially offset by net unfavorable foreign currency movements; higher energy costs; unfavorable changes in LIFO (last in, first out) inventories; additional depreciation charges and operating costs for growth projects; and the absence of gains on the exchange of equity interests and on the acquisition of bauxite and refinery interests.

Net income attributable to Alcoa for 2011 was $611, or $0.55 per share, compared with net income of $254, or $0.24 per share, in 2010, and a net loss of $1,151, or $1.23 per share, in 2009. In 2011, net income of $611 included a loss from discontinued operations of $3, and in 2010 and 2009, net income of $254 and net loss of $1,151 included a loss from discontinued operations of $8 and $166, respectively.

In March 2009, management initiated a series of operational and financial actions to significantly improve Alcoa’s cost structure and liquidity. Operational actions included procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions included a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds. In January 2010, management initiated further operational actions to not only maintain the procurement and overhead savings and working capital improvements achieved in 2009, but to improve on them throughout 2010. Also, a further reduction in capital expenditures was planned in order to achieve the level necessary to sustain operations without sacrificing the quality of Alcoa’s alumina and aluminum products. In 2011, management continued its previous actions to maintain the achieved procurement and overhead savings from the past two years and to further improve cash with working capital initiatives. Additionally, maintaining a level of capital expenditures consistent with that of 2010 was planned. During 2012, management plans to continue the actions from the past three years to achieve additional procurement and overhead savings, to further improve on working capital, and to maintain a consistent level of capital expenditures.

In late 2008, management made the decision to reduce Alcoa’s aluminum and alumina production in response to the then global economic downturn. As a result of this decision, reductions of 750 kmt, or 18%, of annualized output from Alcoa’s global smelting system were implemented (includes previous curtailment at Rockdale, TX in June 2008). Accordingly, reductions in alumina output were also initiated with a plan to reduce production by 1,500 kmt-per-year across the global refining system. The aluminum and alumina production curtailments were completed in early 2009 as planned. Smelters in Rockdale (267 kmt-per-year) and Tennessee (215 kmt-per-year) were fully curtailed while another 268 kmt-per-year was partially curtailed at various other locations. The refinery in Point Comfort, TX was partially curtailed by approximately 1,500 kmt-per-year between the end of 2008 and the beginning of 2009 (384 kmt-per-year remains curtailed as of December 31, 2011). In mid-2009, further action became necessary resulting in the decision to fully curtail the Massena East, NY smelter (125 kmt-per-year) and partially curtail the Suralco (Suriname) refinery (870 kmt-per-year: 793 kmt-per-year remains curtailed as of December 31, 2011).

In 2011, Alcoa restarted the following previously curtailed production capacity in the U.S.: Massena East (125 kmt-per-year); Wenatchee, WA (43 kmt-per-year); and Ferndale, WA (Intalco: 47 kmt-per-year (11 kmt more than previously planned)). These restarts increased aluminum production by approximately 150 kmt during 2011 and are expected to increase aluminum production by 215 kmt on an annual basis in 2012 and beyond and occurred to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

In late 2011, management approved the permanent shutdown and demolition of the smelter located in Tennessee and two potlines (capacity of 76 kmt-per-year) at the smelter located in Rockdale (four potlines remain). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution; changed market fundamentals; cost competitiveness; required future capital investment; and restart costs.

Also, at the end of 2011, management approved a partial or full curtailment of three European smelters as follows: Portovesme, Italy (150 kmt-per-year); Avilés, Spain (46 kmt out of 93 kmt-per-year); and La Coruña, Spain (44 kmt out of 87 kmt-per-year). These curtailments are expected to be completed in the first half of 2012. The curtailment of the Portovesme smelter may lead to the permanent closure of the facility, while the curtailments at the two smelters in Spain are planned to be temporary. These actions are the result of uncompetitive energy positions, combined with rising material costs and falling aluminum prices (mid-2011 to late 2011).

Sales—Sales for 2011 were $24,951 compared with sales of $21,013 in 2010, an improvement of $3,938, or 19%. The increase was primarily due to a rise in realized prices for alumina and aluminum, better pricing in the midstream segment, and higher volumes in the Primary Metals segment and virtually all businesses in the midstream and downstream segments.

Sales for 2010 were $21,013 compared with sales of $18,439 in 2009, an improvement of $2,574, or 14%. The increase was mainly driven by a rise in realized prices for alumina and aluminum, as a result of significantly higher LME prices, favorable pricing in the midstream segment, and sales from the smelters in Norway (acquired on March 31, 2009: increase of $332), slightly offset by the absence of sales from divested businesses (Transportation Products Europe and most of Global Foil: decrease of $175) and unfavorable mix in the downstream segment.

Cost of Goods Sold—COGS as a percentage of Sales was 82.1% in 2011 compared with 81.7% in 2010. The percentage was negatively impacted by higher energy and raw materials costs and net unfavorable foreign currency movements due to a weaker U.S. dollar, mostly offset by the previously mentioned higher realized prices and net productivity improvements.

COGS as a percentage of Sales was 81.7% in 2010 compared with 91.7% in 2009. The percentage was positively impacted by the significant rise in realized prices for alumina and aluminum; net cost savings and productivity improvements across all segments; and the absence of a charge related to a European Commission’s decision on electricity pricing for smelters in Italy ($250); somewhat offset by net unfavorable foreign currency movements due to a weaker U.S. dollar; unfavorable LIFO adjustments, as a result of the considerable rise in LME prices, and a significantly smaller reduction in LIFO inventory quantities; increases in energy costs; and higher operating costs for Brazil growth projects placed in service.

Selling, General Administrative, and Other Expenses—SG&A expenses were $1,027, or 4.1% of Sales, in 2011 compared with $961, or 4.6% of Sales, in 2010. The increase of $66 was principally the result of higher labor costs and an increase in bad debt expense. The increase in labor costs was the result of a higher average employee base and a higher cost of employee benefits. The higher bad debt expense was caused by charges for anticipated customer credit losses, primarily related to those in Europe.

SG&A expenses were $961, or 4.6% of Sales, in 2010 compared with $1,009, or 5.5% of Sales, in 2009. The decline of $48 was mostly due to reductions in expenses for contractors and consultants; lower deferred compensation, as a result of a decline in plan performance; and decreases in bad debt expense and information technology expenditures. An increase in labor costs, principally due to higher annual incentive and performance compensation and employee benefits costs (employer matching savings plan contributions for U.S. salaried participants were suspended during 2009) somewhat offset the aforementioned expense reductions.

Research and Development Expenses—R&D expenses were $184 in 2011 compared with $174 in 2010 and $169 in 2009. The increase in 2011 as compared to 2010 and in 2010 as compared to 2009 was mainly driven by incremental increases across varying expenses necessary to support R&D activities.

Provision for Depreciation, Depletion, and Amortization—The provision for DD&A was $1,479 in 2011 compared with $1,450 in 2010. The increase of $29, or 2%, was mostly due to a portion of the assets placed into service in mid-2011 related to a new hydroelectric power facility in Brazil, along with a number of small increases at various locations.

The provision for DD&A was $1,450 in 2010 compared with $1,311 in 2009. The increase of $139, or 11%, was principally the result of the assets placed into service during the second half of 2009 related to the Juruti bauxite mine development and São Luís refinery expansion in Brazil, the smelters in Norway (acquired on March 31, 2009), the new Bohai (China) flat-rolled product facility, and a high-quality coated sheet line at the Samara (Russia) facility, slightly offset by the cessation in DD&A due to the decision in early 2010 to permanently shut down and demolish two U.S. smelters (see Restructuring and Other Charges below).

Restructuring and Other Charges—Restructuring and other charges for each year in the three-year period ended December 31, 2011 were comprised of the following:

	2011	2010	2009
Asset impairments	$150	$139	$54
Layoff costs	93	43	186
Other exit costs	61	58	37
Reversals of previously recorded layoff and other exit costs	(23)	(33)	(40)
Restructuring and other charges	$281	$207	$237

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2011 Actions—In 2011, Alcoa recorded Restructuring and other charges of $281 ($181 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($82 after-tax) in asset impairments and $36 ($23 after-tax) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at two U.S. locations (see below); $93 ($68 after-tax and noncontrolling interests) for the layoff of approximately 1,600 employees (820 in the Primary Metals segment, 470 in the Flat-Rolled Products segment, 160 in the Alumina segment, 20 in the Engineered Products and Solutions segment, and 130 in Corporate), including the effects of planned smelter curtailments (see below); $23 ($12 after-tax and noncontrolling interests) for other asset impairments, including the write-off of the carrying value of an idled structure in Australia that processed spent pot lining and adjustments to the fair value of the one remaining foil location while it was classified as held for sale due to foreign currency movements; $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location; a net charge of $5 ($4 after-tax) for other small items; and $23 ($16 after-tax) for the reversal of previously recorded layoff reserves due to normal attrition and changes in facts and circumstances, including a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In late 2011, management approved the permanent shutdown and demolition of certain facilities at two U.S. locations, each of which was previously temporarily idled for various reasons. The identified facilities are the smelter located in Alcoa, TN (capacity of 215 kmt-per-year) and two potlines (capacity of 76 kmt-per-year) at the smelter located in Rockdale, TX (remaining capacity of 191 kmt-per-year composed of four potlines). Demolition and remediation activities related to these actions will begin in the first half of 2012 and are expected to be completed in 2015 for the Tennessee smelter and in 2013 for the two potlines at the Rockdale smelter. This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution; changed market fundamentals; cost competitiveness; required future capital investment; and restart costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $6 ($4 after-tax), which was recorded in COGS. The other exit costs of $36 represent $18 ($11 after-tax) in environmental remediation and $17 ($11 after-tax) in asset retirement obligations, both triggered by the decision to permanently shut down and demolish these structures, and $1 ($1 after-tax) in other related costs.

Also, at the end of 2011, management approved a partial or full curtailment of three European smelters as follows: Portovesme, Italy (150 kmt-per-year); Avilés, Spain (46 kmt out of 93 kmt-per-year); and La Coruña, Spain (44 kmt out of 87 kmt-per-year). These curtailments are expected to be completed in the first half of 2012. The curtailment of the Portovesme smelter may lead to the permanent closure of the facility, while the curtailments at the two smelters in Spain are planned to be temporary. These actions are the result of uncompetitive energy positions, combined with rising material costs and falling aluminum prices (mid-2011 to late 2011). As a result of these decisions, Alcoa recorded costs of $33 ($31 after-tax) for the layoff of approximately 650 employees. As Alcoa engages in discussions with the respective employee representatives and governments, additional charges may be recognized in 2012.

As of December 31, 2011, approximately 380 of the 1,600 employees were terminated. The remaining terminations for the 2011 restructuring programs are expected to be completed by the end of 2012. In 2011, cash payments of $24 were made against layoff reserves related to the 2011 restructuring programs.

2010 Actions—In 2010, Alcoa recorded Restructuring and other charges of $207 ($130 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($80 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $43 ($29 after-tax and noncontrolling interests) for the layoff of approximately 875 employees (625 in the Engineered Products and Solutions segment; 75 in the Primary Metals segment; 60 in the Alumina segment; 25 in the Flat-Rolled Products segment; and 90 in Corporate); $22 ($14 after-tax) in net charges (including $12 ($8 after-tax) for asset impairments) related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $2 ($2 after-tax and noncontrolling interests) for various other exit costs; and $33 ($24 after-tax and noncontrolling interests) for the reversal of prior periods’ layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement.

In early 2010, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year); the smelter located in Badin, NC (capacity of 60 kmt-per-year); an aluminum fluoride plant in Point Comfort, TX; a paste plant and cast house in Massena, NY; and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in COGS. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations and $14 ($9 after-tax) in environmental remediation, both triggered by the decision to permanently shut down and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

As of December 31, 2011, approximately 790 of the 875 employees were terminated. The remaining terminations are expected to be completed by the end of 2012. In 2011 and 2010, cash payments of $7 and $21, respectively, were made against layoff reserves related to 2010 restructuring programs.

2009 Actions—In 2009, Alcoa recorded Restructuring and other charges of $237 ($151 after-tax and noncontrolling interests), which were comprised of the following components: $177 ($121 after-tax and noncontrolling interests) for the layoff of approximately 6,600 employees (2,980 in the Engineered Products and Solutions segment; 2,190 in the Flat-Rolled Products segment; 1,080 in the Primary Metals segment; 180 in the Alumina segment; and 170 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions; $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business and $13 ($11 after-tax) in other asset impairments; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations; net charges of $19 ($10 after-tax and noncontrolling interests) for various other items, such as accelerated depreciation and lease termination costs for shutdown facilities; and $40 ($29 after-tax and noncontrolling interests) for reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances.

As of December 31, 2011, approximately 5,700 of the 6,000 employees were terminated. The total number of employees associated with 2009 restructuring programs was updated in 2010 to reflect changes in plans (e.g., the previously mentioned new power agreement at the Portovesme smelter in Italy – see 2010 Actions above), natural attrition, and other factors. The remaining terminations are expected to be completed by the end of 2012. In 2011 and 2010, cash payments of $13 and $60, respectively, were made against layoff reserves related to 2009 restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	2011	2010	2009
Alumina	$39	$12	$5
Primary Metals	212	145	30
Flat-Rolled Products	19	(11)	65
Engineered Products and Solutions	(3)	18	64
Segment total	267	164	164
Corporate	14	43	73
Total restructuring and other charges	$281	$207	$237

Interest Expense—Interest expense was $524 in 2011 compared with $494 in 2010. The increase of $30, or 6%, was primarily due to a $41 net charge related to the early retirement of various outstanding notes ($74 in purchase premiums paid partially offset by a $33 gain for “in-the-money” interest rate swaps), somewhat offset by the absence of a $14 net charge related to the early retirement of various outstanding notes ($42 in purchase premiums paid partially offset by a $28 gain for “in-the-money” interest rate swaps).

Interest expense was $494 in 2010 compared with $470 in 2009. The increase of $24, or 5%, was principally caused by a $69 decline in interest capitalized, mainly the result of placing the Juruti and São Luís growth projects in service during the second half of 2009; and a $14 net charge related to the early retirement of various outstanding notes ($42 in purchase premiums paid partially offset by a $28 gain for “in-the-money” interest rate swaps); mostly offset by a 7% lower average debt level, primarily due to the absence of commercial paper resulting from Alcoa’s improved liquidity position; and lower amortization expense of financing costs, principally related to the fees paid (fully amortized in October 2009) for the former $1,900 364-day senior unsecured revolving credit facility.

Other (Income) Expenses, net—Other income, net was $87 in 2011 compared with Other expenses, net of $5 in 2010. The change of $92 was mainly the result of a net favorable change of $89 in mark-to-market derivative contracts, a gain of $43 from the sale of land in Australia, and higher equity income from an investment in a natural gas pipeline in Australia due to the recognition of a discrete income tax benefit by the consortium (Alcoa World Alumina and Chemicals’ share of the benefit was $24), slightly offset by a decrease in the cash surrender value of company-owned life insurance.

Other expenses, net was $5 in 2010 compared with Other income, net of $161 in 2009. The change of $166 was mostly due to the absence of a $188 gain on the Elkem/Sapa AB exchange transaction, a $92 gain related to the acquisition of a BHP Billiton subsidiary in the Republic of Suriname, and a $22 gain on the sale of property in Vancouver, WA; net foreign currency losses; and a smaller improvement in the cash surrender value of company-owned life insurance; partially offset by the absence of both a $182 realized loss on the sale of an equity investment and an equity loss related to Alcoa’s former 50% equity stake in Elkem; and a net favorable change of $25 in mark-to-market derivative contracts.

Income Taxes—Alcoa’s effective tax rate was 24.0% (provision on income) in 2011 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate mainly due to foreign income taxed in lower rate jurisdictions.

Alcoa’s effective tax rate was 26.9% (provision on income) in 2010 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate primarily due to foreign income taxed in lower rate jurisdictions, a $57 discrete income tax benefit for the reversal of a valuation allowance as a result of previously restricted net operating losses of a foreign subsidiary now available, a $24 discrete income tax benefit related to a Canadian provincial tax law change permitting a tax return to be filed in U.S. dollars, and a $13 net discrete income tax benefit for various other items, partially offset by a $79 discrete income tax charge as a result of a change in the tax treatment of federal subsidies received related to prescription drug benefits provided under certain retiree health care benefit plans that were determined to be actuarially equivalent to Medicare Part D and a $19 discrete income tax charge based on settlement discussions of several matters with international taxing authorities (this amount represents a decrease to Alcoa’s unrecognized tax benefits).

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

Management anticipates that the effective tax rate in 2012 will be approximately 27%. However, changes in the current economic environment, tax legislation or rate changes, currency fluctuations, ability to realize deferred tax assets, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate.

In December 2011, one of the Company’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. If approved, the tax rate for this subsidiary will decrease significantly, resulting in future cash tax savings over the 10-year holiday period (would be effective as of January 1, 2012). Additionally, the net deferred tax asset of the subsidiary would be remeasured at the lower rate in the period the holiday is approved. This remeasurement would result in a decrease to the net deferred tax asset and a noncash charge to earnings of approximately $60 to $90.

Noncontrolling Interests—Net income attributable to noncontrolling interests was $194 in 2011 compared with $138 in 2010. The increase of $56 was largely the result of higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were mainly driven by higher realized prices, partially offset by higher input costs and net unfavorable foreign currency movements due to a weaker U.S. dollar.

Net income attributable to noncontrolling interests was $138 in 2010 compared with $61 in 2009. The increase of $77 was mostly due to higher earnings at AWAC, which is owned 60% by Alcoa and 40% by Alumina Limited. The improved earnings at AWAC were attributed primarily to a rise in realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher depreciation expense and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009, and the absence of a gain recognized on the acquisition of a BHP Billiton subsidiary in the Republic of Suriname.

Loss From Discontinued Operations—Loss from discontinued operations in 2011 was $3 comprised of an additional loss of $3 ($5 pretax) related to the wire harness and electrical portion of the Electrical and Electronic Solutions (EES) business as a result of a negotiated preliminary settlement related to claims filed in 2010 against Alcoa by Platinum Equity in an insolvency proceeding in Germany, a net gain of $2 ($3 pretax) related to both the wire harness and electrical portion and the electronics portion of the EES business for a number of small post-closing and other adjustments, and a $2 ($2 pretax) reversal of the gain recognized in 2006 related to the sale of the home exteriors business for an adjustment to an outstanding obligation, which was part of the terms of sale.

Loss from discontinued operations in 2010 was $8 comprised of an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business and an additional loss of $2 ($4 pretax) related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction.

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

ATOI for all reportable segments totaled $1,893 in 2011, $1,424 in 2010, and $(234) in 2009. See Note Q to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information. The following discussion provides shipments, sales, and ATOI data for each reportable segment and production data for the Alumina and Primary Metals segments for each of the three years in the period ended December 31, 2011.

Alumina

	2011	2010	2009
Alumina production (kmt)	16,486	15,922	14,265
Third-party alumina shipments (kmt)	9,218	9,246	8,655
Third-party sales	$3,462	$2,815	$2,161
Intersegment sales	2,727	2,212	1,534
Total sales	$6,189	$5,027	$3,695
ATOI	$607	$301	$112

This segment represents a portion of Alcoa’s upstream operations and consists of the Company’s worldwide refinery system, including the mining of bauxite, which is then refined into alumina. Alumina is mainly sold directly to internal and external smelter customers worldwide or is sold to customers who process it into industrial chemical products. A portion of this segment’s third-party sales are completed through the use of agents, alumina traders, and distributors. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally by the Primary Metals segment.

In 2011, alumina production increased by 564 kmt compared to 2010. The improvement was mostly the result of higher production at the São Luís (Brazil) refinery, as the ramp-up of the 2,100 kmt expanded capacity (the Alumina segment’s share is approximately 1,100 kmt-per-year) that began in late 2009 continued through 2011.

In 2010, alumina production increased by 1,657 kmt compared to 2009. The increase was mainly driven by the Point Comfort, TX refinery as most of the 1,500 kmt-per-year curtailment initiated between the fourth quarter of 2008 and the first quarter of 2009 was restored. In addition, production included the continued ramp-up of the São Luís refinery expansion and the 45% interest in the Suralco (Suriname) refinery acquired in mid-2009.

Third-party sales for the Alumina segment improved 23% in 2011 compared with 2010, largely attributable to a 21% increase in realized prices, driven by the movement of customer contracts to alumina index pricing, benefits from improved spot prices, and improved pricing from LME-based contracts. Third-party sales for this segment rose 30% in 2010 compared with 2009, primarily related to a 29% increase in realized prices, driven by significantly higher LME prices, coupled with a 7% increase in volumes.

Intersegment sales for the Alumina segment climbed 23% in 2011 compared with 2010 and 44% in 2010 compared with 2009. The increase in both period comparisons was principally due to higher realized prices and an increase in demand from the Primary Metals segment.

ATOI for the Alumina segment increased $306 in 2011 compared with 2010, mainly caused by the significant improvement in realized prices and a gain on the sale of land in Australia ($30), partially offset by considerably higher input costs, particularly related to caustic and fuel oil, and net unfavorable foreign currency movements due to a weaker U.S. dollar, especially against the Australian dollar.

ATOI for this segment improved $189 in 2010 compared with 2009, mostly due to the significant increase in realized prices and benefits of cost savings initiatives, particularly lower caustic costs. These positive impacts were partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, particularly against the Australian dollar; higher depreciation expense and operating costs (includes the impact of a failure of a ship unloader) associated with the start-up of the Juruti bauxite mine and the São Luís refinery expansion, both of which began in the second half of 2009; the absence of a $60 gain recognized on the acquisition of BHP Billiton’s interest in Suralco; and higher fuel oil costs.

In 2012, third-party sales will continue to shift towards alumina index or spot pricing, and productivity improvements will be an intense area of focus. Also, significant, planned maintenance for operations in Australia during the first part of the year and higher costs for raw materials are expected to negatively impact results. Additionally, alumina production across the global system will be reduced to reflect smelter curtailments as well as prevailing market conditions. Furthermore, in the second half of 2012, Alcoa’s refineries in Australia will be subject to a carbon tax recently approved by the Australian government related to greenhouse gas emissions; this is not expected to have a significant impact on the Alumina segment’s results in 2012.

Primary Metals

	2011	2010	2009
Aluminum production (kmt)	3,775	3,586	3,564
Third-party aluminum shipments (kmt)	2,981	2,845	3,038
Alcoa’s average realized price per metric ton of aluminum	$2,636	$2,356	$1,856
Third-party sales	$8,240	$7,070	$5,252
Intersegment sales	3,192	2,597	1,836
Total sales	$11,432	$9,667	$7,088
ATOI	$481	$488	$(612)

This segment represents a portion of Alcoa’s upstream operations and consists of the Company’s worldwide smelter system. Primary Metals receives alumina, mostly from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers, aluminum traders, and commodity markets. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts and buy/resell activity. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales. Buy/resell activity refers to when this segment purchases metal from external or internal sources and resells such metal to external customers or the midstream and downstream segments in order to maximize smelting system efficiency and to meet customer requirements.

At December 31, 2011, Alcoa had 644 kmt of idle capacity on a base capacity of 4,518 kmt. In 2011, idle capacity decreased 234 kmt compared to 2010 due to the full restart of previously curtailed production capacity in the U.S.: Massena East, NY (125 kmt-per-year); Wenatchee, WA (43 kmt-per-year); and Ferndale, WA (Intalco: 47 kmt-per-year (11 kmt more than previously planned)). These restarts increased aluminum production by approximately 150 kmt during 2011 and are expected to increase aluminum production by 215 kmt on an annual basis in 2012 and beyond and occurred to help meet anticipated growth in aluminum demand and to meet obligations outlined in power agreements with energy providers.

In late 2011, management approved the permanent shutdown and demolition of certain facilities at two U.S. locations, each of which was previously temporarily idled for various reasons. The identified facilities are the smelter located in Alcoa, TN (capacity of 215 kmt-per-year) and two potlines (capacity of 76 kmt-per-year) at the smelter located in Rockdale, TX (remaining capacity of 191 kmt-per-year composed of four potlines). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution; changed market fundamentals; cost competitiveness; required future capital investment; and restart costs.

Also, at the end of 2011, management approved a partial or full curtailment of three European smelters as follows: Portovesme, Italy (150 kmt-per-year); Avilés, Spain (46 kmt out of 93 kmt-per-year); and La Coruña, Spain (44 kmt out of 87 kmt-per-year). These curtailments are expected to be completed in the first half of 2012. The curtailment of the Portovesme smelter may lead to the permanent closure of the facility, while the curtailments at the two smelters in Spain are planned to be temporary. These actions are the result of uncompetitive energy positions, combined with rising material costs and falling aluminum prices (mid-2011 to late 2011).

As a result of these decisions, idle capacity is expected to decrease by a net 51 kmt and base capacity will decline by 291 kmt during 2012.

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

In 2011, aluminum production improved by 189 kmt, mainly the result of the previously mentioned restarted capacity at Massena East, Ferndale, and Wenatchee, as well as higher production at the Avilés smelter (see above). In 2010, aluminum production increased by 22 kmt, mostly due to the two smelters located in Norway (acquired full ownership on March 31, 2009, previously held a 50% equity interest), as well as a number of small increases at other smelters, but was virtually offset by the smelter curtailments during 2009 for Tennessee and Massena East and during 2010 for Fusina and the halted production at the Avilés smelter.

Third-party sales for the Primary Metals segment improved 17% in 2011 compared with 2010, primarily due to a 12% rise in average realized prices, driven by 10% higher average LME prices; higher volumes, largely attributable to the previously mentioned restarted U.S. capacity; and increased revenue from the sale of excess power. Third-party sales for this segment climbed 35% in 2010 compared with 2009, mainly due to a 27% rise in average realized prices, driven by 31% higher average LME prices, and the acquisition of the smelters located in Norway (increase of $332), slightly offset by a decline in both buy/resell activity and volumes.

Intersegment sales for the Primary Metals segment rose 23% in 2011 compared with 2010 and 41% in 2010 compared with 2009. The increase in both period comparisons was mainly the result of an improvement in realized prices, driven by the higher LME, and an increase in buy/resell activity.

ATOI for the Primary Metals segment declined $7 in 2011 compared with 2010, primarily caused by significantly higher input costs, including carbon, alumina, and energy, and net unfavorable foreign currency movements due to a weaker U.S. dollar, virtually offset by improved realized prices, net productivity improvements, and higher excess power sales.

ATOI for this segment improved $1,100 in 2010 compared with 2009, principally related to the significant increase in realized prices; the absence of a charge related to a European Commission’s decision on electricity pricing for smelters in Italy ($250); and benefits from cost savings initiatives, particularly coke and pitch; somewhat offset by much higher alumina and energy prices; the absence of a gain related to Alcoa’s acquisition of the other 50% of the smelters in Norway ($112); and net unfavorable foreign currency movements due to a weaker U.S. dollar.

In 2012, pricing is anticipated to follow a 15-day lag on the LME and net productivity improvements are expected to continue. Also, planned maintenance for power plants during the first part of the year and higher energy costs are expected to negatively impact results, while a benefit is anticipated in the second half of the year related to coke prices as a result of a shift in the supply-demand balance from short to long. Additionally, three smelters in Europe, representing 240 kmt-per-year, are expected to be fully or partially curtailed during the first half of the year. Furthermore, in the second half of 2012, Alcoa’s smelters in Australia will be subject to a carbon tax recently approved by the Australian government related to greenhouse gas emissions; this is not expected to have a significant impact on the Primary Metals segment’s results in 2012.

Flat-Rolled Products

	2011	2010	2009
Third-party aluminum shipments (kmt)	1,780	1,658	1,831
Third-party sales	$7,642	$6,277	$6,069
Intersegment sales	218	180	113
Total sales	$7,860	$6,457	$6,182
ATOI	$266	$220	$(49)

This segment represents Alcoa’s midstream operations, whose principal business is the production and sale of aluminum plate and sheet. A small portion of this segment’s operations relate to foil produced at one plant in Brazil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the aerospace, automotive, commercial transportation, and building and construction markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Approximately one-half of the third-party sales in this segment consist of RCS, while the other one-half of third-party sales are derived from sheet and plate and foil used in industrial markets. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Third-party sales for the Flat-Rolled Products segment climbed 22% in 2011 compared with 2010, primarily driven by better pricing; higher volumes across most businesses, particularly related to the packaging, aerospace, and commercial transportation markets; favorable foreign currency movements, mainly due to a stronger euro; and favorable product mix. Third-party sales for this segment increased 3% in 2010 compared with 2009, principally due to better pricing and higher volumes in most key end markets, partially offset by lower volumes in the segment’s can sheet business, largely due to a decision in early 2010 to curtail sales to a North American customer and the absence of sales ($125 in 2009) from two foil plants (Spain and China), which were divested in late 2009.

ATOI for the Flat-Rolled Products segment rose $46 in 2011 compared with 2010, primarily attributable to the previously mentioned positive pricing, volume, and product mix impacts, partially offset by higher input costs and charges for anticipated customer credit losses. ATOI for this segment improved $269 in 2010 compared with 2009, mainly the result of both favorable pricing and increased productivity across all businesses due to cost savings initiatives, including the operations in Russia as results turned profitable.

In 2012, continued demand strength in the aerospace and automotive markets is expected, although the outlook for Europe remains weak. Additionally, net productivity improvements are anticipated, somewhat offset by higher energy and transportation costs.

Engineered Products and Solutions

	2011	2010	2009
Third-party aluminum shipments (kmt)	221	197	180
Third-party sales	$5,345	$4,584	$4,689
ATOI	$539	$415	$315

This segment represents Alcoa’s downstream operations and includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the aerospace, automotive, commercial transportation, and industrial products markets.

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

Third-party sales for the Engineered Products and Solutions segment climbed 17% in 2011 compared with 2010, largely attributable to higher volumes across all businesses, especially related to the aerospace and commercial transportation markets. Additionally, sales from the acquired fastener business ($58) and from the acquired building and construction business (increase of $40) and favorable foreign currency movements due to a stronger euro were positive impacts. Slightly offsetting the positive contributions was the absence of sales related to the April 2010 divestiture of the Transportation Products Europe business ($28). Third-party sales for this segment decreased 2% in 2010 compared with 2009, primarily due to unfavorable pricing and mix across all businesses; lower volumes for the fasteners, power and propulsion, and building and construction businesses; the absence of sales related to the divestiture of the Transportation Products Europe business in April 2010 (decrease of $50); and unfavorable foreign currency movements due to a weaker euro. These negative impacts were mostly offset by higher volumes in the wheels and forgings businesses and sales from the newly acquired business mentioned above ($37).

ATOI for the Engineered Products and Solutions segment rose 30% in 2011 compared with 2010, principally the result of the previously mentioned volume impacts and net productivity improvements across most businesses, somewhat offset by unfavorable price/product mix. ATOI for this segment climbed 32% in 2010 compared with 2009, mainly due to productivity improvements and cost reduction initiatives across all businesses, partially offset by unfavorable pricing and mix.

In 2012, the aerospace market is expected to remain strong and incremental gains are anticipated for the commercial transportation market (excluding Europe), while the building and construction market is expected to decline. Also, continued net productivity improvements are anticipated.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	2011	2010	2009
Total segment ATOI	$1,893	$1,424	$(234)
Unallocated amounts (net of tax):
Impact of LIFO	(38)	(16)	235
Interest expense	(340)	(321)	(306)
Noncontrolling interests	(194)	(138)	(61)
Corporate expense	(290)	(291)	(304)
Restructuring and other charges	(196)	(134)	(155)
Discontinued operations	(3)	(8)	(166)
Other	(221)	(262)	(160)
Consolidated net income (loss) attributable to Alcoa	$611	$254	$(1,151)

The significant changes in the reconciling items between total segment ATOI and consolidated net income attributable to Alcoa for 2011 compared with 2010 consisted of:

•	a change in the Impact of LIFO, due to higher prices for alumina and metal, both of which were driven by an increase in LME prices and higher input costs, particularly coke, energy, and caustic soda;

•

an increase in Interest expense, principally caused by a $27 net charge related to the early retirement of various outstanding notes ($48 in purchase premiums paid partially offset by a $21 gain for “in-the-money” interest rate swaps), somewhat offset by the absence of a $9 net charge related to the early retirement of various outstanding notes ($27 in purchase premiums paid partially offset by an $18 gain for “in-the-money” interest rate swaps);

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, principally driven by higher realized prices, partially offset by higher input costs and net unfavorable foreign currency movements due to a weaker U.S. dollar;

•	an increase in Restructuring and other charges, mostly due to higher layoff costs, largely attributable to Alcoa’s plans to curtail three smelters in Europe; and

•

a change in Other, primarily due to a net favorable change of $57 in mark-to-market derivative contracts and the difference between the consolidated effective tax rate and the estimated tax rates applicable to the segments, partially offset by a decrease in the cash surrender value of company-owned life insurance.

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

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, primarily driven by a rise in realized prices, partially offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, higher depreciation and operating costs related to the Juruti and São Luís growth projects placed into service in the second half of 2009, and the absence of a gain recognized on the acquisition of a BHP Billiton subsidiary in the Republic of Suriname;

•

a decline in Corporate expense, primarily due to reductions in expenses for contractors and consultants, lower deferred compensation (as a result of a decline in plan performance), a decrease in bad debt expense, and a decrease in information technology expenditures, somewhat offset by an increase in labor costs (principally due to higher annual incentive and performance compensation and employee benefits costs (employer matching savings plan contributions for U.S. salaried participants were suspended during 2009));

•

a decrease in Restructuring and other charges, mainly due to lower layoff charges, somewhat offset by higher asset impairments and other exit costs, primarily related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations;

•

a change in Discontinued operations, mostly the result of the absence of both a $129 loss (an additional $6 loss was recognized in 2010) on the divestiture of the wire harness and electrical portion of the EES business (June 2009) and a $9 loss on the divestiture of the electronics portion of the EES business (December 2009); and

•

a change in Other, mainly due to a net income tax charge (includes discrete tax items) related to the difference in the consolidated effective tax rate and the estimated tax rates applicable to the segments, net foreign currency losses, the absence of a $21 favorable adjustment for the finalization of the estimated fair value of the former Sapa AB joint venture, and a smaller improvement in the cash surrender value of company-owned life insurance; partially offset by the absence of a $118 realized loss on the sale of an equity investment and favorable changes in mark-to-market derivative contracts.

Environmental Matters

See the Environmental Matters section of Note N to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Liquidity and Capital Resources

Alcoa maintains a disciplined approach to cash management and strengthening of its balance sheet. In 2011, as in the prior two years, management continued this approach while providing the Company with the necessary liquidity to operate effectively as the global economy continues to recover from the economic downturn that began in 2008.

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

In March 2009, management initiated an additional series of operational and financial actions to significantly improve Alcoa’s cost structure and liquidity. Operational actions included procurement efficiencies and overhead rationalization to reduce costs and working capital initiatives to yield significant cash improvements. Financial actions included a reduction in the quarterly common stock dividend from $0.17 per share to $0.03 per share, which began with the dividend paid on May 25, 2009, and the issuance of 172.5 million shares of common stock and $575 in convertible notes that collectively yielded $1,438 in net proceeds.

In January 2010, management initiated further operational actions to not only maintain the procurement and overhead savings and working capital improvements achieved in 2009, but to improve on them throughout 2010. Also, a further reduction in capital expenditures was planned in order to achieve the level necessary to sustain operations without sacrificing the quality of Alcoa’s alumina and aluminum products.

In 2011, management continued its previous actions to maintain the achieved procurement and overhead savings from the past two years and to further improve cash with working capital initiatives. Additionally, maintaining a level of capital expenditures consistent with that of 2010 was planned. During 2012, management plans to continue the actions from the past three years to achieve additional procurement and overhead savings, to further improve on working capital, and to maintain a consistent level of capital expenditures.

Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs. For an analysis of long-term liquidity, see Contractual Obligations and Off-Balance Sheet Arrangements.

Cash from Operations

Cash from operations in 2011 was $2,193 compared with $2,261 in 2010. The decline of $68, or 3%, was largely attributable to higher pension contributions of $223, a lower net cash inflow associated with working capital of $206, an additional cash outflow of $71 in noncurrent assets, and a lower cash inflow of $36 in noncurrent liabilities, mostly offset by better operating results.

The higher pension contributions were principally driven by cash contributions made to U.S. pension plans towards maintaining an approximately 80% funded status.

The major components of the lower net cash inflow in working capital were as follows: an additional outflow of $122 in inventories, mostly due to higher production as a result of increased demand and rising input costs; a higher inflow of $47 in prepaid expenses and other current assets, primarily driven by the absence of collateral posted related to a mark-to-market energy contract that ended in September 2011; an additional inflow of $66 in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; a lower outflow of $201 in accrued expenses, mostly related to fewer cash payments for restructuring programs and the absence of a reduction in collateral held related to mark-to-market energy contracts; and a smaller inflow of $385 in taxes, including income taxes, mainly due to the absence of a $347 federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

The additional outflow in noncurrent assets was largely attributable to higher deferred mining costs related to bauxite operations in Australia, while the lower inflow in noncurrent liabilities was mainly caused by a smaller increase in the environmental remediation reserve.

Cash from operations in 2010 was $2,261 compared with $1,365 in 2009. The improvement of $896, or 66%, was primarily due to significantly better operating results, partially offset by a lower net cash inflow associated with working capital of $904.

The major components of the lower net cash inflow in working capital were as follows: an additional outflow of $787 in receivables, primarily as a result of higher sales in three of the four reportable segments and a significant rise in LME prices; a higher outflow of $1,485 in inventories, mostly due to a build-up of levels to meet anticipated demand and higher input costs; an additional inflow of $962 in accounts payable, trade, principally the result of higher purchasing needs and timing of vendor payments; and a higher inflow of $646 in taxes, including income taxes, mainly due to a $310 receivable recorded in 2009 and the receipt of $347 in 2010, both related to a federal income tax refund for the carryback of Alcoa’s 2009 net loss to prior tax years.

Financing Activities

Cash provided from financing activities was $62 in 2011 compared with cash used for financing activities of $952 in 2010 and cash provided from financing activities of $37 in 2009.

The source of cash in 2011 was mostly driven by $1,256 in additions to long-term debt, of which $1,248 was for the issuance of 5.40% Notes due 2021; and a change of $224 in commercial paper; mostly offset by $1,194 in payments on long-term debt, principally related to $881 for the early retirement of all of the 5.375% Notes due 2013 and a portion of the 6.00% Notes due 2013, $218 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil, and $45 for a loan associated with the Samara, Russia facility; net cash distributed to noncontrolling interests of $88, all of which relates to Alumina Limited’s share of AWAC; and $131 in dividends paid to shareholders.

The use of cash in 2010 was primarily due to $1,757 in payments on long-term debt, mostly related to $511 for the repayment of 7.375% Notes due 2010 as scheduled, $825 for the early retirement of all of the 6.50% Notes due 2011 and a portion of the 6.00% Notes due 2012 and 5.375% Notes due 2013, and $287 related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; $125 in dividends paid to shareholders; net cash paid to noncontrolling interests of $94, all of which relates to Alumina Limited’s share of AWAC; $66 in acquisitions of noncontrolling interests, mainly the result of the $60 paid to redeem the convertible securities of a subsidiary that were held by Alcoa’s former partner related to the joint venture in Saudi Arabia; and a change of $44 in short-term borrowings; partially offset by $1,126 in additions to long-term debt, of which $998 was for the issuance of 6.150% Notes due 2020 and $76 was related to borrowings under the loans that support the Estreito hydroelectric power project in Brazil.

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

The Credit Facility matures on July 25, 2016, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of December 31, 2011) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of December 31, 2011. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces Alcoa’s Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Former Credit Agreement”), which was scheduled to mature on October 2, 2012. The Former Credit Agreement, which had a total capacity (excluding the commitment of Lehman Commercial Paper Inc.) of $3,275 and was undrawn, was terminated effective July 25, 2011.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business. As of December 31, 2011, Alcoa was in compliance with all such covenants.

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

There were no amounts outstanding at December 31, 2011 and no amounts were borrowed during 2011 under the Credit Facility. There were no amounts outstanding at December 31, 2010 and no amounts were borrowed during 2011 and 2010 under the Former Credit Agreement.

In February 2011, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement (filed in March 2008). As of December 31, 2011 and 2010, $1,250 and $3,075 in senior debt securities were issued under the respective shelf registration statements.

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

Investing Activities

Cash used for investing activities was $1,852 in 2011 compared with $1,272 in 2010 and $721 in 2009.

The use of cash in 2011 was principally due to $1,287 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $148), 28% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; $374 in additions to investments, mostly for the equity contributions of $249 related to the aluminum complex joint venture in Saudi Arabia and purchase of $41 in available-for-sale securities held by Alcoa’s captive insurance company; and $239 (net of cash acquired for the acquisition of an aerospace fastener business); slightly offset by $54 in sales of investments, primarily related to available-for-sale securities held by Alcoa’s captive insurance company; and $38 in proceeds from the sale of assets, mainly attributable to the sale of land in Australia.

The use of cash in 2010 was primarily due to $1,015 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $87), 44% of which related to growth projects, including the Estreito hydroelectric power project, Juruti bauxite mine development, and São Luís refinery expansion; $352 in additions to investments, mostly for the equity contributions of $160 related to the joint venture in Saudi Arabia and purchase of $126 in available-for-sale securities held by Alcoa’s captive insurance company; and $72 for acquisitions, principally related to the purchase of a new building and construction systems business; slightly offset by $141 in sales of investments, virtually all of which related to the sale of available-for-sale securities held by Alcoa’s captive insurance company.

The use of cash in 2009 was mainly due to $1,622 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $59), 68% of which related to growth projects, including the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project; $181 in additions to investments, mostly for $83 in available-for-sale securities held by Alcoa’s captive insurance company and an $80 interest in a new joint venture in Saudi Arabia; and a net cash outflow of $65 for the divestiture of assets and businesses, including a cash outflow of $204 for the EES business, cash inflows of $111 for the collection of a note related to the 2007 sale of the Three Oaks mine and the sale of property in Vancouver, WA, and a cash inflow of $20 for the sale of the Shanghai (China) foil plant; all of which was partially offset by $1,031 from sales of investments, mostly related to the receipt of $1,021 for the sale of an equity investment; and a net cash inflow of $112 from acquisitions, mainly due to $97 from the acquisition of a BHP Billiton subsidiary in the Republic of Suriname and $18 from the Elkem/Sapa AB exchange transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. Alcoa is required to make future payments under various contracts, including long-term purchase obligations, debt agreements, and lease agreements. Alcoa also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and finance capital projects. As of December 31, 2011, a summary of Alcoa’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2012	2013-2014	2015-2016	Thereafter
Operating activities:
Energy-related purchase obligations	$22,094	$1,802	$3,008	$2,949	$14,335
Raw material purchase obligations	4,978	1,963	1,403	963	649
Other purchase obligations	3,249	244	491	358	2,156
Operating leases	1,290	246	285	195	564
Interest related to total debt	4,848	508	956	855	2,529
Estimated minimum required pension funding	2,500	650	1,250	600	-
Other postretirement benefit payments	2,660	285	565	545	1,265
Layoff and other restructuring payments	134	85	30	19	-
Deferred revenue arrangements	238	109	29	16	84
Uncertain tax positions	63	-	-	-	63
Financing activities:
Total debt	9,366	731	1,292	71	7,272
Dividends to shareholders	-	-	-	-	-
Investing activities:
Capital projects	1,351	711	583	57	-
Equity contributions	691	350	341	-	-
Payments related to acquisitions	-	-	-	-	-
Totals	$53,462	$7,684	$10,233	$6,628	$28,917

Obligations for Operating Activities

Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from less than 1 year to 40 years. The majority of raw material and other purchase obligations have expiration dates of 24 months or less. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. Operating leases represent multi-year obligations for certain computer equipment, plant equipment, vehicles, and buildings and alumina refinery process control technology.

Interest related to total debt is based on interest rates in effect as of December 31, 2011 and is calculated on debt with maturities that extend to 2037. The effect of outstanding interest rate swaps, which are accounted for as fair value hedges, are included in interest related to total debt. As of December 31, 2011, these hedges effectively convert the interest rate from fixed to floating on $515 of debt through 2018. As the contractual interest rates for certain debt and interest rate swaps are variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The minimum required contributions for pension funding are estimated to be $650 for 2012, $650 for 2013, $600 for 2014, $400 for 2015, and $200 for 2016. These expected pension contributions reflect the impacts of the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. Pension contributions are expected to continue to decline if all actuarial assumptions are realized and remain the same in the future. Other postretirement benefit payments are expected to approximate $270 to $285 annually for years 2012 through 2016 and $250 annually for years 2017 through 2021. Such payments will be slightly offset by subsidy receipts related to Medicare Part D, which are estimated to be approximately $25 to $35 annually for years 2012 through 2021. Alcoa has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2016 and 2021, respectively.

Layoff and other restructuring payments primarily relate to severance costs and are expected to be paid within one year. Amounts scheduled to be paid beyond one year are related to lease termination costs, ongoing site remediation work, and special termination benefit payments.

Deferred revenue arrangements require Alcoa to deliver alumina and sheet and plate to certain customers over the specified contract period (through 2027 for one alumina contract and through 2012 and 2020 for two sheet and plate contracts). While these obligations are not expected to result in cash payments, they represent contractual obligations for which the Company would be obligated if the specified product deliveries could not be made.

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2011. The total amount of uncertain tax positions is included in the “Thereafter” column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Obligations for Financing Activities

Total debt amounts in the preceding table represent the principal amounts of all outstanding debt, including short-term borrowings, commercial paper, and long-term debt. Maturities for long-term debt extend to 2037.

Alcoa has historically paid quarterly dividends on its preferred and common stock. Including dividends on preferred stock, Alcoa paid $131 in dividends to shareholders during 2011. Because all dividends are subject to approval by Alcoa’s Board of Directors, amounts are not included in the preceding table unless such authorization has occurred. As of December 31, 2011, there were 1,064,412,066 and 546,024 shares of outstanding common stock and preferred stock, respectively. The annual preferred stock dividend is at the rate of $3.75 per share and the annual common stock dividend is $0.12 per share.

Obligations for Investing Activities

Capital projects in the preceding table only include amounts approved by management as of December 31, 2011. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $1,350 in 2012.

Equity contributions represent Alcoa’s committed investment related to a joint venture in Saudi Arabia. In December 2009, Alcoa signed an agreement to enter into a joint venture to develop a new aluminum complex in Saudi Arabia, comprised of a bauxite mine, alumina refinery, aluminum smelter, and rolling mill, which will require the Company to contribute approximately $1,100 over a four-year period (2010 through 2013). As of December 31, 2011, Alcoa has made equity contributions of $409. The timing of the amounts included in the preceding table may vary based on changes in anticipated construction schedules of the project.

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

Off-Balance Sheet Arrangements. At December 31, 2011, Alcoa has maximum potential future payments for guarantees issued on behalf of certain third parties of $779. These guarantees expire in 2015 through 2027 and relate to project financing for hydroelectric power projects in Brazil and the aluminum complex in Saudi Arabia. Alcoa also has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others. The total amount committed under these guarantees, which expire at various dates, was $436 at December 31, 2011.

Alcoa has outstanding letters of credit primarily related to workers’ compensation, derivative contracts, and leasing obligations. The total amount committed under these letters of credit, which expire at various dates, mostly in 2012, was $334 at December 31, 2011. Alcoa also has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2012, was $183 at December 31, 2011.

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

Also on March 26, 2010, Alcoa entered into two one-year arrangements (both were renewed in March 2011) with third parties to sell certain customer receivables outright without recourse on a continuous basis. Additionally, in November 2011, Alcoa entered into a five-year arrangement with another third party to sell additional customer receivables outright without recourse on a continuous basis. As of December 31, 2011, $212 of the sold receivables under the three arrangements combined were uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

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

Derivatives and Hedging. Derivatives are held for purposes other than trading and are part of a formally documented risk management program. For derivatives designated as fair value hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. For derivatives designated as cash flow hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of both types of hedges are recorded in sales or other income or expense in the current period. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative instrument are recorded in other income or expense.

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

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.

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

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record an ARO for the removal, treatment, transportation, storage and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls, various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2011 ranges from less than $1 to $52 per structure (131 structures) in today’s dollars.

Goodwill. Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units, of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Flat-Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,153) and Alcoa Power and Propulsion (APP) ($1,627) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,841). These amounts include an allocation of Corporate’s goodwill.

In September 2011, the Financial Accounting Standards Board issued new accounting guidance for testing goodwill for impairment (see the Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K). The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

In the 2011 fourth quarter, in conjunction with management’s annual review of goodwill, Alcoa early adopted the new guidance. As a result, Alcoa instituted a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test. Management will proceed directly to the two-step quantitative impairment test for a minimum of three reporting units (based on facts and circumstances) during each annual review of goodwill. This policy will result in each of the nine reporting units being subjected to the two-step quantitative impairment test at least once during every three-year period.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit (this would be 2010 in which the estimated fair values of all nine reporting units were substantially in excess of their carrying values) and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.

During the 2011 annual review of goodwill, management performed the qualitative assessment for six reporting units. Management concluded that it was not more likely than not that the estimated fair values of the six reporting units were less than their carrying values. As such, no further analysis was required.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ WACC rate are estimated for each business with the assistance of valuation experts.

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

During the 2011 annual review of goodwill, management proceeded directly to the two-step quantitative impairment test for three reporting units as follows: the Primary Metals segment, building and construction systems, which is included in the Engineered Products and Solutions segment, and the soft alloy extrusions business in Brazil. The estimated fair values of these three reporting units were substantially in excess of their carrying values, resulting in no impairment.

As part of the 2011 annual review of goodwill, management considered the market capitalization of Alcoa’s common stock in relation to the Company’s total shareholders’ equity. At December 31, 2011, the market capitalization of Alcoa’s common stock was $9,207. While this amount is less than the Company’s total shareholders’ equity at December 31, 2011, the estimated aggregate fair value of Alcoa’s reporting units was substantially in excess of the aforementioned market capitalization amount. In management’s judgment, the main reasons for the difference between Alcoa’s market capitalization and total shareholders’ equity at December 31, 2011 are the overall decline in the capital markets and significantly lower commodity prices. As it relates to the capital markets, there was, and continues to be, significant uncertainty of the sovereign debt of many European countries. This uncertainty has affected the liquidity of many companies that either operate or are located in Europe, although, Alcoa has not been impacted significantly. The combination of this uncertainty and the continuing decline in commodity prices caused significant and volatile fluctuations in the price of Alcoa’s common stock. At December 31, 2011 and 2010, the market price of Alcoa’s common stock was $8.65 and $15.39, respectively, which equates to a decline of 44%. During 2011, the size and structure of the Company did not change and there were no specific events or transactions that would cause management to reasonably expect such a decline in the market price of Alcoa’s common stock. As a result, management believes the quoted market price of Alcoa’s common stock does not fully reflect the underlying value of the future aggregate cash flows of the Company’s reporting units. Accordingly, management does not believe that the comparison of Alcoa’s market capitalization and total shareholders’ equity as of December 31, 2011 is an indication that goodwill is impaired.

Equity Investments. Alcoa invests in a number of privately-held companies, primarily through joint ventures and consortia, which are accounted for on the equity method. The equity method is applied in situations where Alcoa has the ability to exercise significant influence, but not control, over the investee. Management reviews equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment from management to identify events or circumstances indicating that an equity investment is impaired. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s ability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.

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

Discontinued Operations and Assets Held For Sale. The fair values of all businesses to be divested are estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the divestiture of a business may differ from the estimated fair value reflected in the Consolidated Financial Statements.

Pension and Other Postretirement Benefits. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age, and mortality).

The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, manufacturing, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2011, 2010, and 2009, the discount rate used to determine benefit obligations for U.S. pension and other postretirement benefit plans was 4.90%, 5.75%, and 6.15%, respectively. The impact on the liabilities of a change in the discount rate of 1/4 of 1% would be approximately $425 and either a charge or credit of $18 to after-tax earnings in the following year.

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

For calendar year 2011, management again incorporated both actual historical return information and expected future returns into its analysis. Based on strategic asset allocation changes and estimates of future returns by asset class, management used 8.50% as its expected long-term rate of return for 2011. This rate again falls within the range of the 20-year moving average of actual performance and the expected future return developed by asset class.

For calendar year 2012, management used the same methodology as it did for 2011 and determined that 8.50% will be the expected long-term rate of return.

A change in the assumption for the expected long-term rate of return on plan assets of 1/4 of 1% would impact after-tax earnings by approximately $16 for 2012.

In 2011, a net charge of $991 ($593 after-tax) was recorded in other comprehensive loss, primarily due to an 85 basis point decrease in the discount rate, which was slightly offset by the favorable performance of the plan assets and the recognition of actuarial losses and prior service costs. In 2010, a net charge of $216 ($138 after-tax) was recorded in other comprehensive income, primarily due to a 40 basis point decrease in the discount rate, which was somewhat offset by the favorable performance of the plan assets and the recognition of actuarial losses and prior service costs. In 2009, a net charge of $182 ($102 after-tax) was recorded in other comprehensive income, primarily due to a 25 basis point decrease in the discount rate, which was somewhat offset by the favorable performance of the plan assets and the recognition of actuarial losses and prior service costs. Additionally, in 2010 and 2009, a charge of $2 and $8, respectively, was recorded in accumulated other comprehensive loss due to the reclassification of deferred taxes related to the Medicare Part D prescription drug subsidy.

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

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Equity grants are issued in January each year. As a result, a larger portion of expense will be recognized in the first half of each year for these retirement-eligible employees. Compensation expense recorded in 2011, 2010, and 2009 was $83 ($56 after-tax), $84 ($57 after-tax), and $87 ($58 after-tax), respectively. Of this amount, $18, $19, and $21 in 2011, 2010, and 2009, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

Most plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

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

Recently Adopted Accounting Guidance

See the Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Recently Issued Accounting Guidance

See the Recently Issued Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives section of Note X to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Klaus Kleinfeld
Klaus Kleinfeld Chairman and Chief Executive Officer

/s/ Charles D. McLane, Jr.
Charles D. McLane, Jr. Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive (loss) income, and consolidated cash flows present fairly, in all material respects, the financial position of Alcoa Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 16, 2012

Alcoa and subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2011	2010	2009
Sales (Q)	$24,951	$21,013	$18,439
Cost of goods sold (exclusive of expenses below)	20,480	17,174	16,902
Selling, general administrative, and other expenses	1,027	961	1,009
Research and development expenses	184	174	169
Provision for depreciation, depletion, and amortization	1,479	1,450	1,311
Restructuring and other charges (D)	281	207	237
Interest expense (V)	524	494	470
Other (income) expenses, net (O)	(87)	5	(161)
Total costs and expenses	23,888	20,465	19,937
Income (loss) from continuing operations before income taxes	1,063	548	(1,498)
Provision (benefit) for income taxes (T)	255	148	(574)
Income (loss) from continuing operations	808	400	(924)
Loss from discontinued operations (B)	(3)	(8)	(166)
Net income (loss)	805	392	(1,090)
Less: Net income attributable to noncontrolling interests	194	138	61
Net Income (Loss) Attributable to Alcoa	$611	$254	$(1,151)
Amounts Attributable to Alcoa Common Shareholders:
Income (loss) from continuing operations	$614	$262	$(985)
Loss from discontinued operations	(3)	(8)	(166)
Net income (loss)	$611	$254	$(1,151)
Earnings per Share Attributable to Alcoa Common Shareholders (S):
Basic:
Income (loss) from continuing operations	$0.58	$0.25	$(1.06)
Loss from discontinued operations	(0.01)	–	(0.17)
Net income (loss)	$0.57	$0.25	$(1.23)
Diluted:
Income (loss) from continuing operations	$0.55	$0.25	$(1.06)
Loss from discontinued operations	–	(0.01)	(0.17)
Net income (loss)	$0.55	$0.24	$(1.23)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2011	2010
Assets
Current assets:
Cash and cash equivalents (X)	$1,939	$1,543
Receivables from customers, less allowances of $46 in both 2011 and 2010 (U)	1,571	1,591
Other receivables	371	326
Inventories (G)	2,899	2,584
Prepaid expenses and other current assets	933	875
Total current assets	7,713	6,919
Properties, plants, and equipment, net (H)	19,416	20,183
Goodwill (E)	5,251	5,122
Investments (I)	1,626	1,340
Deferred income taxes (T)	3,546	3,184
Other noncurrent assets (J)	2,568	2,545
Total Assets	$40,120	$39,293
Liabilities
Current liabilities:
Short-term borrowings (K & X)	$62	$92
Commercial paper (K & X)	224	-
Accounts payable, trade	2,692	2,331
Accrued compensation and retirement costs	985	932
Taxes, including income taxes	438	461
Other current liabilities	1,167	1,204
Long-term debt due within one year (K & X)	445	231
Total current liabilities	6,013	5,251
Long-term debt, less amount due within one year (K & X)	8,640	8,842
Accrued pension benefits (W)	3,261	2,923
Accrued other postretirement benefits (W)	2,583	2,615
Other noncurrent liabilities and deferred credits (L)	2,428	2,576
Total liabilities	22,925	22,207
Contingencies and commitments (N)

Equity
Alcoa shareholders’ equity:
Preferred stock (R)	55	55
Common stock (R)	1,178	1,141
Additional capital	7,561	7,087
Retained earnings	11,629	11,149
Treasury stock, at cost	(3,952)	(4,146)
Accumulated other comprehensive loss	(2,627)	(1,675)
Total Alcoa shareholders’ equity	13,844	13,611
Noncontrolling interests (M)	3,351	3,475
Total equity	17,195	17,086
Total Liabilities and Equity	$40,120	$39,293

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2011	2010	2009
Cash from Operations
Net income (loss)	$805	$392	$(1,090)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	1,481	1,451	1,311
Deferred income taxes (T)	(181)	(287)	(596)
Equity (income) loss, net of dividends	(26)	(22)	39
Restructuring and other charges (D)	281	207	237
Net gain from investing activities—asset sales (O)	(41)	(9)	(106)
Loss from discontinued operations (B)	3	8	166
Stock-based compensation (R)	83	84	87
Excess tax benefits from stock-based payment arrangements	(6)	(1)	-
Other	53	151	219
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(115)	(102)	685
(Increase) decrease in inventories	(339)	(217)	1,268
Decrease in prepaid expenses and other current assets	74	27	126
Increase (decrease) in accounts payable, trade	394	328	(634)
(Decrease) in accrued expenses	(38)	(239)	(98)
Increase (decrease) in taxes, including income taxes	118	503	(143)
Pension contributions (W)	(336)	(113)	(128)
(Increase) in noncurrent assets	(154)	(83)	(201)
Increase in noncurrent liabilities	147	183	234
(Increase) in net assets held for sale (B)	-	(7)	3
Cash provided from continuing operations	2,203	2,254	1,379
Cash (used for) provided from discontinued operations	(10)	7	(14)
Cash provided from operations	2,193	2,261	1,365
Financing Activities
Net change in short-term borrowings (K)	(31)	(44)	(292)
Net change in commercial paper (K)	224	-	(1,535)
Additions to long-term debt (K)	1,256	1,126	1,049
Debt issuance costs (K)	(17)	(6)	(17)
Payments on long-term debt (K)	(1,194)	(1,757)	(156)
Proceeds from exercise of employee stock options (R)	37	13	-
Excess tax benefits from stock-based payment arrangements	6	1	-
Issuance of common stock (R)	-	-	876
Dividends paid to shareholders	(131)	(125)	(228)
Distributions to noncontrolling interests	(257)	(256)	(140)
Contributions from noncontrolling interests (I & M)	169	162	480
Acquisitions of noncontrolling interests (I)	-	(66)	-
Cash provided from (used for) financing activities	62	(952)	37
Investing Activities
Capital expenditures	(1,287)	(1,015)	(1,617)
Capital expenditures of discontinued operations	-	-	(5)
Acquisitions, net of cash acquired (F & P)	(240)	(72)	112
Proceeds from the sale of assets and businesses (F)	38	4	(65)
Additions to investments (I)	(374)	(352)	(181)
Sales of investments (I)	54	141	1,031
Other	(43)	22	4
Cash used for investing activities	(1,852)	(1,272)	(721)
Effect of exchange rate changes on cash and cash equivalents	(7)	25	38
Net change in cash and cash equivalents	396	62	719
Cash and cash equivalents at beginning of year	1,543	1,481	762
Cash and cash equivalents at end of year	$1,939	$1,543	$1,481

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity

(in millions, except per-share amounts)

	Alcoa Inc. Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other compre- hensive loss	Noncontrolling interests	Total equity
Balance at December 31, 2008	$55	$925	$5,850	$12,400	$(4,326)	$(3,169)	$2,597	$14,332
Net (loss) income	-	-	-	(1,151)	-	-	61	(1,090)
Other comprehensive income	-	-	-	-	-	1,077	323	1,400
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.26 per share	-	-	-	(227)	-	-	-	(227)
Beneficial conversion option on convertible notes, net of tax	-	-	43	-	-	-	-	43
Stock-based compensation (R)	-	-	87	-	-	-	-	87
Common stock issued: compensation plans (R)	-	-	(76)	-	58	-	-	(18)
Issuance of common stock (R)	-	172	704	-	-	-	-	876
Distributions	-	-	-	-	-	-	(140)	(140)
Contributions (M)	-	-	-	-	-	-	440	440
Purchase of equity from noncontrolling interest (F)	-	-	-	-	-	-	(179)	(179)
Other	-	-	-	-	-	-	(2)	(2)
Balance at December 31, 2009	55	1,097	6,608	11,020	(4,268)	(2,092)	3,100	15,520
Net income	-	-	-	254	-	-	138	392
Other comprehensive income	-	-	-	-	-	417	334	751
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.12 per share	-	-	-	(123)	-	-	-	(123)
Stock-based compensation (R)	-	-	84	-	-	-	-	84
Common stock issued: compensation plans (R)	-	-	(139)	-	122	-	-	(17)
Issuance of common stock (R)	-	44	556	-	-	-	-	600
Distributions	-	-	-	-	-	-	(256)	(256)
Contributions (M)	-	-	-	-	-	-	162	162
Purchase of equity from noncontrolling interest (P)	-	-	(2)	-	-	-	(4)	(6)
Other (I)	-	-	(20)	-	-	-	1	(19)
Balance at December 31, 2010	55	1,141	7,087	11,149	(4,146)	(1,675)	3,475	17,086
Net income	-	-	-	611	-	-	194	805
Other comprehensive loss	-	-	-	-	-	(952)	(229)	(1,181)
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.12 per share	-	-	-	(129)	-	-	-	(129)
Stock-based compensation (R)	-	-	83	-	-	-	-	83
Common stock issued: compensation plans (R)	-	-	(172)	-	194	-	-	22
Issuance of common stock (R)	-	37	563	-	-	-	-	600
Distributions	-	-	-	-	-	-	(257)	(257)
Contributions (M)	-	-	-	-	-	-	169	169
Other	-	-	-	-	-	-	(1)	(1)
Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income

(in millions)

	Alcoa Inc.			Noncontrolling Interests			Total
For the year ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net income (loss)	$611	$254	$(1,151)	$194	$138	$61	$805	$392	$(1,090)
Other comprehensive (loss) income, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits (W)	(593)	(140)	(110)	(59)	(4)	8	(652)	(144)	(102)
Foreign currency translation adjustments (A)	(543)	441	1,377	(165)	334	320	(708)	775	1,697
Unrealized gains on available-for-sale securities (I):
Unrealized holding (losses) gains	-	(5)	49	-	-	-	-	(5)	49
Net amount reclassified to earnings	-	4	381	-	-	-	-	4	381
Net change in unrealized gains on available-for-sale securities	-	(1)	430	-	-	-	-	(1)	430
Unrecognized losses on derivatives (X):
Net change from periodic revaluations	63	(21)	(609)	(6)	4	(5)	57	(17)	(614)
Net amount reclassified to earnings	121	138	(11)	1	-	-	122	138	(11)
Net change in unrecognized losses on derivatives	184	117	(620)	(5)	4	(5)	179	121	(625)
Total Other comprehensive (loss) income, net of tax	(952)	417	1,077	(229)	334	323	(1,181)	751	1,400
Comprehensive (loss) income	$(341)	$671	$(74)	$(35)	$472	$384	$(376)	$1,143	$310

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts)

A. Summary of Significant Accounting Policies

Basis of Presentation. The Consolidated Financial Statements of Alcoa Inc. and subsidiaries (“Alcoa” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters. Certain amounts in previously issued financial statements were reclassified to conform to the 2011 presentation (see Note B).

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

Properties, Plants, and Equipment. Properties, plants, and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. For greenfield assets, the units of production method is used to record depreciation. Depreciation is recorded on temporarily idled facilities until such time management approves a permanent shutdown. The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

Segment	Structures	Machinery and equipment
Alumina	29	25
Primary Metals	34	21
Flat-Rolled Products	31	21
Engineered Products and Solutions	27	18

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

Goodwill and Other Intangible Assets. Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units, of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Flat-Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. Almost 90% of Alcoa’s total goodwill is allocated to three reporting units as follows: Alcoa Fastening Systems (AFS) ($1,153) and Alcoa Power and Propulsion (APP) ($1,627) businesses, both of which are included in the Engineered Products and Solutions segment, and Primary Metals ($1,841). These amounts include an allocation of Corporate’s goodwill.

In September 2011, the Financial Accounting Standards Board issued new accounting guidance for testing goodwill for impairment (see Recently Adopted Accounting Guidance section of Note A below). The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

In the 2011 fourth quarter, in conjunction with management’s annual review of goodwill, Alcoa early adopted the new guidance. As a result, Alcoa instituted a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test. Management will proceed directly to the two-step quantitative impairment test for a minimum of three reporting units (based on facts and circumstances) during each annual review of goodwill. This policy will result in each of the nine reporting units being subjected to the two-step quantitative impairment test at least once during every three-year period.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit (this would be 2010 in which the estimated fair values of all nine reporting units were substantially in excess of their carrying values) and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.

During the 2011 annual review of goodwill, management performed the qualitative assessment for six reporting units. Management concluded that it was not more likely than not that the estimated fair values of the six reporting units were less than their carrying values. As such, no further analysis was required.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ WACC rate are estimated for each business with the assistance of valuation experts.

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

During the 2011 annual review of goodwill, management proceeded directly to the two-step quantitative impairment test for three reporting units as follows: the Primary Metals segment, building and construction systems, which is included in the Engineered Products and Solutions segment, and the soft alloy extrusions business in Brazil. The estimated fair values of these three reporting units were substantially in excess of their carrying values, resulting in no impairment.

As part of the 2011 annual review of goodwill, management considered the market capitalization of Alcoa’s common stock in relation to the Company’s total shareholders’ equity. At December 31, 2011, the market capitalization of Alcoa’s common stock was $9,207. While this amount is less than the Company’s total shareholders’ equity at December 31, 2011, the estimated aggregate fair value of Alcoa’s reporting units was substantially in excess of the aforementioned market capitalization amount. In management’s judgment, the main reasons for the difference between Alcoa’s market capitalization and total shareholders’ equity at December 31, 2011 are the overall decline in the capital markets and significantly lower commodity prices. As it relates to the capital markets, there was, and continues to be, significant uncertainty of the sovereign debt of many European countries. This uncertainty has affected the liquidity of many companies that either operate or are located in Europe, although, Alcoa has not been impacted significantly. The combination of this uncertainty and the continuing decline in commodity prices caused significant and volatile fluctuations in the price of Alcoa’s common stock. At December 31, 2011 and 2010, the market price of Alcoa’s common stock was $8.65 and $15.39, respectively, which equates to a decline of 44%. During 2011, the size and structure of the Company did not change and there were no specific events or transactions that would cause management to reasonably expect such a decline in the market price of Alcoa’s common stock. As a result, management believes the quoted market price of Alcoa’s common stock does not fully reflect the underlying value of the future aggregate cash flows of the Company’s reporting units. Accordingly, management does not believe that the comparison of Alcoa’s market capitalization and total shareholders’ equity as of December 31, 2011 is an indication that goodwill is impaired.

Intangible assets with indefinite useful lives are not amortized while intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

Segment	Software	Other intangible assets
Alumina	10	-
Primary Metals	10	40
Flat-Rolled Products	9	10
Engineered Products and Solutions	9	17

Equity Investments. Alcoa invests in a number of privately-held companies, primarily through joint ventures and consortia, which are accounted for on the equity method. The equity method is applied in situations where Alcoa has the ability to exercise significant influence, but not control, over the investee. Management reviews equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment from management to identify events or circumstances indicating that an equity investment is impaired. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s ability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. An impairment that is other than temporary could significantly and adversely impact reported results of operations.

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

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.

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

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record an ARO for the removal, treatment, transportation, storage, and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls (PCBs), various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

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

Most plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

Derivatives and Hedging. Derivatives are held for purposes other than trading and are part of a formally documented risk management program. For derivatives designated as fair value hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the historical high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. For derivatives designated as cash flow hedges, Alcoa measures hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of both types of hedges are recorded in sales or other income or expense in the current period. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative instrument are recorded in other income or expense.

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

Discontinued Operations and Assets Held For Sale. For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Fair value is estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the divestiture of a business may differ from the estimated fair value reflected in the Consolidated Financial Statements. Depreciation, depletion, and amortization expense is not recorded on assets of a business to be divested once they are classified as held for sale.

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

Fair Value Accounting—On January 1, 2011, Alcoa adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in Note W and the Derivatives section of Note X to the Consolidated Financial Statements.

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

Business Combinations and Consolidation Accounting—On January 1, 2011, Alcoa adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets—On January 1, 2011, Alcoa adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of Alcoa’s goodwill (2011 fourth quarter), the adoption of these changes had no impact on the Consolidated Financial Statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Under either option, the ultimate outcome of the goodwill impairment test should be the same. These changes are required to become effective for Alcoa for any goodwill impairment test performed on January 1, 2012 or later; however, early adoption is permitted. Alcoa elected to early adopt these changes in conjunction with management’s annual review of goodwill in the fourth quarter of 2011 (see the Goodwill and Other Intangible Assets section of Note A above). The adoption of these changes had no impact on the Consolidated Financial Statements.

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

Other—On January 1, 2011, Alcoa adopted changes issued by the FASB to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on the Consolidated Financial Statements, as Alcoa does not currently have any such arrangements with its customers.

On January 1, 2011, Alcoa adopted changes issued by the FASB to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. Prior to this guidance, the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee was not a factor considered by management when determining the proper classification of a share-based payment award. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

On January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method (see Note S). The computation of earnings per share for all periods presented in the Consolidated Financial Statements was prepared in accordance with these changes. As a result, the adoption of these changes had no impact on the Consolidated Financial Statements.

On December 31, 2009, Alcoa adopted changes issued by the FASB to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. Other than the required disclosures (see Note W), the adoption of these changes had no impact on the Consolidated Financial Statements.

Recently Issued Accounting Guidance. In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for Alcoa on January 1, 2012. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for Alcoa on January 1, 2012. Other than the change in presentation, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for Alcoa on January 1, 2013. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

B. Discontinued Operations and Assets Held for Sale

For the years ended December 31, 2011 and 2010, there were no active businesses classified as discontinued operations. The Electrical and Electronic Solutions (EES) business was the only active business classified as discontinued operations in the accompanying Statement of Consolidated Operations for the year ended December 31, 2009.

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

The following table details selected financial information of discontinued operations:

	2011	2010	2009
Sales	$-	$-	$306
Loss from operations before income taxes	$(4)	$(11)	$(221)
Benefit for income taxes	1	3	55
Loss from discontinued operations	$(3)	$(8)	$(166)

In 2011, discontinued operations included an additional loss of $3 ($5 pretax) related to the wire harness and electrical portion of the EES business as a result of a negotiated preliminary settlement related to claims filed in 2010 against Alcoa by Platinum Equity in an insolvency proceeding in Germany, a net gain of $2 ($3 pretax) related to both the wire harness and electrical portion and the electronics portion of the EES business for a number of small post-closing and other adjustments, and a $2 ($2 pretax) reversal of the gain recognized in 2006 related to the sale of the home exteriors business for an adjustment to an outstanding obligation, which was part of the terms of sale. In 2010, discontinued operations included an additional loss of $6 ($9 pretax) related to the wire harness and electrical portion of the EES business as a result of a contract settlement with a former customer of this business and an additional loss of $2 ($4 pretax) related to the electronics portion of the EES business for the settling of working capital, which was not included in the divestiture transaction. In 2009, discontinued operations was comprised of a $129 ($168 pretax) loss on the divestiture of the wire harness and electrical portion of the EES business, a $9 ($13 pretax) loss on the divestiture of the electronics portion of the EES business, and the remainder was for the operational results of the EES business prior to the divestitures.

For both periods presented in the accompanying Consolidated Balance Sheet, the assets and liabilities of operations classified as held for sale included the electronics portion of the EES business (working capital components) and the Hawesville, KY automotive casting facility. In late 2011, management made the decision to no longer commit to a plan to sell the one remaining plant of the Global Foil business located in Brazil. Instead, management intends to refocus efforts to drive higher profitability and to consider expanding the functionality of the plant to manufacture certain products aimed at capturing new growth in Brazil. As a result, the assets and liabilities related to this plant were removed from held for sale classification. The Consolidated Financial Statements for all prior periods presented were reclassified to reflect this change.

The major classes of assets and liabilities of operations held for sale were as follows:

December 31,	2011	2010
Assets:
Receivables	$-	$2
Properties, plants, and equipment	2	2
Other assets	-	2
Assets held for sale*	$2	$6
Liabilities:
Accounts payable, trade	$1	$1
Accrued expenses	5	15
Liabilities of operations held for sale*	$6	$16
*	Assets held for sale were included in Other noncurrent assets and Liabilities of operations held for sale were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

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

In addition to AROs, certain CAROs related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made (e.g., planned demolition), Alcoa would record an ARO for the removal, treatment, transportation, storage, and (or) disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, PCBs, various process residuals, solid wastes, electronic equipment waste, and various other materials. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2011 ranges from less than $1 to $52 per structure (131 structures) in today’s dollars.

The following table details the carrying value of recorded AROs by major category (of which $76 and $92 was classified as a current liability as of December 31, 2011 and 2010, respectively):

December 31,	2011	2010
Spent pot lining disposal	$187	$177
Closure of bauxite residue areas	173	156
Mine reclamation	164	156
Demolition*	34	24
Landfill closure	17	19
Other	4	2
	$579	$534
*	In 2011 and 2010, AROs were recorded as a result of management’s decision to permanently shut down and demolish certain structures, each of which was previously temporarily idled for different reasons (see Note D).

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2011	2010
Balance at beginning of year	$534	$453
Accretion expense	22	21
Payments	(86)	(38)
Liabilities incurred	115	43
Translation and other	(6)	55
Balance at end of year	$579	$534

D. Restructuring and Other Charges

Restructuring and other charges for each year in the three-year period ended December 31, 2011 were comprised of the following:

	2011	2010	2009
Asset impairments	$150	$139	$54
Layoff costs	93	43	186
Other exit costs	61	58	37
Reversals of previously recorded layoff and other exit costs	(23)	(33)	(40)
Restructuring and other charges	$281	$207	$237

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2011 Actions. In 2011, Alcoa recorded Restructuring and other charges of $281 ($181 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($82 after-tax) in asset impairments and $36 ($23 after-tax) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at two U.S. locations (see below); $93 ($68 after-tax and noncontrolling interests) for the layoff of approximately 1,600 employees (820 in the Primary Metals segment, 470 in the Flat-Rolled Products segment, 160 in the Alumina segment, 20 in the Engineered Products and Solutions segment, and 130 in Corporate), including the effects of planned smelter curtailments (see below); $23 ($12 after-tax and noncontrolling interests) for other asset impairments, including the write-off of the carrying value of an idled structure in Australia that processed spent pot lining and adjustments to the fair value of the one remaining foil location while it was classified as held for sale (see Note B) due to foreign currency movements; $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location (see the Litigation section of Note N); a net charge of $5 ($4 after-tax) for other small items; and $23 ($16 after-tax) for the reversal of previously recorded layoff reserves due to normal attrition and changes in facts and circumstances, including a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In late 2011, management approved the permanent shutdown and demolition of certain facilities at two U.S. locations, each of which was previously temporarily idled for various reasons. The identified facilities are the smelter located in Alcoa, TN (capacity of 215 kmt-per-year) and two potlines (capacity of 76 kmt-per-year) at the smelter located in Rockdale, TX (remaining capacity of 191 kmt-per-year composed of four potlines). Demolition and remediation activities related to these actions will begin in the first half of 2012 and are expected to be completed in 2015 for the Tennessee smelter and in 2013 for the two potlines at the Rockdale smelter. This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution; changed market fundamentals; cost competitiveness; required future capital investment; and restart costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $6 ($4 after-tax), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $36 represent $18 ($11 after-tax) in environmental remediation (see Note N) and $17 ($11 after-tax) in asset retirement obligations (see Note C), both triggered by the decision to permanently shut down and demolish these structures, and $1 ($1 after-tax) in other related costs.

Also, at the end of 2011, management approved a partial or full curtailment of three European smelters as follows: Portovesme, Italy (150 kmt-per-year); Avilés, Spain (46 kmt out of 93 kmt-per-year); and La Coruña, Spain (44 kmt out of 87 kmt-per-year). These curtailments are expected to be completed in the first half of 2012. The curtailment of the Portovesme smelter may lead to the permanent closure of the facility, while the curtailments at the two smelters in Spain are planned to be temporary. These actions are the result of uncompetitive energy positions, combined with rising material costs and falling aluminum prices (mid-2011 to late 2011). As a result of these decisions, Alcoa recorded costs of $33 ($31 after-tax) for the layoff of approximately 650 employees. As Alcoa engages in discussions with the respective employee representatives and governments, additional charges may be recognized in 2012.

As of December 31, 2011, approximately 380 of the 1,600 employees were terminated. The remaining terminations for the 2011 restructuring programs are expected to be completed by the end of 2012. In 2011, cash payments of $24 were made against layoff reserves related to the 2011 restructuring programs.

2010 Actions. In 2010, Alcoa recorded Restructuring and other charges of $207 ($130 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($80 after-tax and noncontrolling interests) in asset impairments and $46 ($29 after-tax and noncontrolling interests) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at five U.S. locations (see below); $43 ($29 after-tax and noncontrolling interests) for the layoff of approximately 875 employees (625 in the Engineered Products and Solutions segment; 75 in the Primary Metals segment; 60 in the Alumina segment; 25 in the Flat-Rolled Products segment; and 90 in Corporate); $22 ($14 after-tax) in net charges (including $12 ($8 after-tax) for asset impairments) related to divested and to be divested businesses (Automotive Castings, Global Foil, Transportation Products Europe, and Packaging and Consumer) for, among other items, the settlement of a contract with a former customer, foreign currency movements, working capital adjustments, and a tax indemnification; $2 ($2 after-tax and noncontrolling interests) for various other exit costs; and $33 ($24 after-tax and noncontrolling interests) for the reversal of prior periods’ layoff reserves, including a portion of those related to the Portovesme smelter in Italy due to the execution of a new power agreement (see the European Commission Matters section of Note N).

In early 2010, management approved the permanent shutdown and demolition of the following structures, each of which was previously temporarily idled for different reasons: the Eastalco smelter located in Frederick, MD (capacity of 195 kmt-per-year); the smelter located in Badin, NC (capacity of 60 kmt-per-year); an aluminum fluoride plant in Point Comfort, TX; a paste plant and cast house in Massena, NY; and one potline at the smelter in Warrick, IN (capacity of 40 kmt-per-year). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision included current market fundamentals, cost competitiveness, other existing idle capacity, required future capital investment, and restart costs, as well as the elimination of ongoing holding costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $8 ($5 after-tax and noncontrolling interests), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $46 represent $30 ($19 after-tax and noncontrolling interests) in asset retirement obligations (see Note C) and $14 ($9 after-tax) in environmental remediation (see Note N), both triggered by the decision to permanently shut down and demolish these structures, and $2 ($1 after-tax and noncontrolling interests) in other related costs.

As of December 31, 2011, approximately 790 of the 875 employees were terminated. The remaining terminations are expected to be completed by the end of 2012. In 2011 and 2010, cash payments of $7 and $21, respectively, were made against layoff reserves related to 2010 restructuring programs.

2009 Actions. In 2009, Alcoa recorded Restructuring and other charges of $237 ($151 after-tax and noncontrolling interests), which were comprised of the following components: $177 ($121 after-tax and noncontrolling interests) for the layoff of approximately 6,600 employees (2,980 in the Engineered Products and Solutions segment; 2,190 in the Flat-Rolled Products segment; 1,080 in the Primary Metals segment; 180 in the Alumina segment; and 170 in Corporate) to address the impact of the global economic downturn on Alcoa’s businesses and a $9 ($6 after-tax) curtailment charge due to the remeasurement of pension plans as a result of the workforce reductions (see Note W); $41 ($20 after-tax) in adjustments to the Global Foil and Transportation Products Europe businesses held for sale due to unfavorable foreign currency movements for both businesses and a change in the estimated fair value for the Global Foil business and $13 ($11 after-tax) in other asset impairments; $18 ($12 after-tax) for the write-off of previously capitalized third-party costs related to potential business acquisitions due to the adoption of changes to accounting for business combinations (see Note A); net charges of $19 ($10 after-tax and noncontrolling interests) for various other items, such as accelerated depreciation and lease termination costs for shutdown facilities; and $40 ($29 after-tax and noncontrolling interests) for reversals of previously recorded layoff and other exit costs due to normal attrition and changes in facts and circumstances.

As of December 31, 2011, approximately 5,700 of the 6,000 employees were terminated. The total number of employees associated with 2009 restructuring programs was updated in 2010 to reflect changes in plans (e.g., the previously mentioned new power agreement at the Portovesme smelter in Italy – see 2010 Actions above), natural attrition, and other factors. The remaining terminations are expected to be completed by the end of 2012. In 2011 and 2010, cash payments of $13 and $60, respectively, were made against layoff reserves related to 2009 restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	2011	2010	2009
Alumina	$39	$12	$5
Primary Metals	212	145	30
Flat-Rolled Products	19	(11)	65
Engineered Products and Solutions	(3)	18	64
Segment total	267	164	164
Corporate	14	43	73
Total restructuring and other charges	$281	$207	$237

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2008	$251	$77	$328
2009:
Cash payments	(203)	(18)	(221)
Restructuring charges	186	13	199
Other*	(74)	(6)	(80)
Reserve balances at December 31, 2009	160	66	226
2010:
Cash payments	(93)	(15)	(108)
Restructuring charges	43	53	96
Other*	(57)	(41)	(98)
Reserve balances at December 31, 2010	53	63	116
2011:
Cash payments	(45)	(9)	(54)
Restructuring charges	93	37	130
Other*	(24)	(34)	(58)
Reserve balances at December 31, 2011	$77	$57	$134
*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2011, Other for other exit costs also included a reclassification of the following restructuring charges: $18 in environmental and $17 in asset retirement obligations, as these liabilities are included in Alcoa’s separate reserves for environmental remediation (see Note N) and asset retirement obligations (see Note C), respectively. In 2010, Other for other exit costs also included a reclassification of the following restructuring charges: $30 in asset retirement and $14 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations (see Note C) and environmental remediation (see Note N), respectively. In 2009, Other for layoff costs also included a reduction of $26 for reserves related to the wire harness and electrical portion of the EES business as Platinum Equity assumed these obligations (see Note F).

The remaining reserves are expected to be paid in cash during 2012, with the exception of approximately $45 to $50, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special termination benefit payments.

E. Goodwill and Other Intangible Assets

The following table details the changes in the carrying amount of goodwill:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Corporate*	Total
Balance at December 31, 2009:
Goodwill	$17	$939	$210	$2,532	$1,384	$5,082
Accumulated impairment losses	-	-	-	(28)	-	(28)
	17	939	210	2,504	1,384	5,054
Acquisition of businesses	-	48	-	28	-	76
Translation	(5)	6	(3)	(9)	3	(8)
Balance at December 31, 2010:
Goodwill	12	993	207	2,551	1,387	5,150
Accumulated impairment losses	-	-	-	(28)	-	(28)
	12	993	207	2,523	1,387	5,122
Acquisition of businesses	-	-	-	150	-	150
Translation	(1)	(2)	1	(7)	(12)	(21)
Balance at December 31, 2011:
Goodwill	11	991	208	2,694	1,375	5,279
Accumulated impairment losses	-	-	-	(28)	-	(28)
	$11	$991	$208	$2,666	$1,375	$5,251
*	As of December 31, 2011, $1,349 of the amount reflected in Corporate is allocated to each of Alcoa’s four reportable segments ($163 to Alumina, $850 to Primary Metals, $63 to Flat-Rolled Products, and $273 to Engineered Products and Solutions) included in the table above for purposes of impairment testing (see Note A). This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the four reportable segments.

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

December 31, 2011	Gross carrying amount	Accumulated amortization
Computer software	$902	$(595)
Patents and licenses	148	(85)
Other intangibles	72	(25)
Total amortizable intangible assets	1,122	(705)
Indefinite-lived trade names, trademarks, and customer relationships	77	-
Total other intangible assets	$1,199	$(705)

December 31, 2010	Gross carrying amount	Accumulated amortization
Computer software	$936	$(555)
Patents and licenses	148	(80)
Other intangibles	68	(28)
Total amortizable intangible assets	1,152	(663)
Indefinite-lived trade names and trademarks	35	-
Total other intangible assets	$1,187	$(663)

Computer software consists primarily of software costs associated with an enterprise business solution (EBS) within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2011, 2010, and 2009 was $86, $86, and $85, respectively, and is expected to be in the range of approximately $80 to $90 annually from 2012 to 2016.

F. Acquisitions and Divestitures

Pro forma results of the Company, assuming all acquisitions described below were made at the beginning of the earliest prior period presented, would not have been materially different from the results reported.

2011 Acquisitions. On March 9, 2011, Alcoa completed an acquisition of the aerospace fastener business of TransDigm Group Inc. for $240 (cash acquired and post-closing adjustments resulted in a net purchase price of $239). This business is a leading global designer, producer, and supplier of highly engineered aircraft components, with three locations (one in the state of California and two in the United Kingdom) that employ a combined 400 people. Specifically, this business provides a wide variety of high-strength, high temperature nickel alloy specialty engine fasteners, airframe bolts, and slotted entry bearings. In 2010, this business generated sales of $61. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of March 31, 2011; this business’ results of operations were included in this segment beginning March 9, 2011. Based on the preliminary purchase price allocation, goodwill of $154 was recorded for this transaction. Approximately $60 of goodwill is estimated to be deductible for income tax purposes. The final allocation of the purchase price will be based on valuation and other studies, including environmental and other contingent liabilities. Other intangible assets may be identified as a result of the final valuation. The purchase price is subject to certain post-closing adjustments as defined in the acquisition agreement. This acquisition is part of a strategic plan to accelerate the growth of Alcoa’s fastener business, while adding efficiencies, broadening the existing technology base, and expanding product offerings to better serve customers and increase shareholder value.

2010 Acquisitions. In July 2010, Alcoa completed an acquisition of the commercial building and construction business of a privately-held company, Traco, for $77. This business, located in Cranberry, Pennsylvania, employing 650 people, is a premier manufacturer of windows and doors for the commercial building and construction market and generated sales of approximately $100 in 2009. The assets and liabilities of this business were included in the Engineered Products and Solutions segment as of the end of July 2010 and this business’ results of operations were included in this segment since the beginning of August 2010. Based on the preliminary purchase price allocation, goodwill of $28 was recorded for this transaction. In 2011, the purchase price allocation was finalized based on the completion of a valuation study resulting in a reduction in the initial goodwill amount of $4. All of the $24 in goodwill is deductible for income tax purposes. Also in 2011, Alcoa paid an additional $1 to settle working capital, as provided for in the acquisition agreement, reflecting an adjustment to the purchase price. This transaction is no longer subject to post-closing adjustments.

2010 Divestitures. In April 2010, Alcoa completed the divestiture of the Transportation Products Europe business, the assets and liabilities of which were classified as held for sale in 2008, to two separate buyers. Combined, this business sold for $14, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows; a gain of $5 ($5 after-tax) was recognized in Restructuring and other charges on the accompanying Statement of Consolidated Operations. These two transactions are no longer subject to post-closing adjustments. This business generated sales of $78 in 2009 and, at the time of divestiture, had approximately 360 employees at three locations.

2009 Acquisitions. In March 2009, Alcoa completed a non-cash exchange of its 45.45% stake in the Sapa AB joint venture for Orkla ASA’s (Orkla) 50% stake in the Elkem Aluminium ANS joint venture (Elkem). As a result of this transaction, Elkem is now owned 100% by Alcoa and Sapa AB is now owned 100% by Orkla. Prior to the completion of the exchange transaction, Alcoa accounted for its investments in Sapa AB and Elkem on the equity method and the carrying values were $475 and $435, respectively, at December 31, 2008. Elkem includes aluminum smelters in Lista and Mosjøen, Norway with a combined output of 282 kmt and the anode plant in Mosjøen in which Alcoa already held an 82% stake. These three facilities employed approximately 700 workers combined. The addition of the two smelters and anode plant (supports Norway and Iceland operations) strengthens Alcoa’s leadership position within the aluminum industry. The assets and liabilities of Elkem were included in the Primary Metals segment beginning March 31, 2009 (the final amounts recorded were based on the completion of a valuation study– see below) and Elkem’s results of operations were reflected in this segment starting on April 1, 2009 (prior to this transaction, Alcoa’s existing 50% stake in Elkem was reflected as equity income in this segment). The exchange transaction resulted in the recognition of a $188 gain ($133 after-tax), comprised of a $156 adjustment to the carrying value of Alcoa’s existing 50% interest in Elkem in accordance with fair value accounting and a $32 adjustment for the finalization of the estimated fair value of the Sapa AB joint venture. The $188 gain was reflected in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, of which $156 ($112 after-tax) was reflected in the Primary Metals segment and $32 ($21 after-tax) was reflected in Corporate. The portion of the gain reflected in Corporate was because the original write-down of the 45.45% Sapa AB investment to its estimated fair value in December 2008 was reflected in Corporate. At the time the exchange transaction was completed, Elkem had $18 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

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

In July 2009, Alcoa World Alumina LLC (AWA LLC), a majority-owned subsidiary of Alcoa and part of Alcoa World Alumina and Chemicals, acquired a BHP Billiton (BHP) subsidiary that holds interests in four bauxite mines and one refining facility in the Republic of Suriname. These interests were part of joint ventures between AWA LLC’s wholly-owned subsidiary in Suriname (Suriname Aluminum Company LLC (Suralco)) and BHP’s subsidiary in which Suralco held a 55% stake and BHP’s subsidiary held a 45% stake. This acquisition strengthens Alcoa’s presence in Suriname and supports its overall growth strategy. In this transaction, in exchange for relinquishing BHP of any further obligations, liabilities, and responsibilities related to the joint ventures (certain of which could result in the recognition of charges in future periods), AWA LLC received direct ownership of the BHP subsidiary. This transaction was accounted for as an asset acquisition as it did not meet the requirements to be accounted for as a business combination. Prior to the completion of this transaction, Suralco accounted for its 55% interest in the Suriname operations on the proportional consolidation method. The assets and liabilities of the former BHP subsidiary were included in the Alumina segment beginning July 31, 2009 and 100% of the results of the Suriname operations were reflected in this segment starting on August 1, 2009. This acquisition resulted in the addition of 993 kmt of alumina refining capacity (2,207 kmt is total refinery capacity – approximately 870 kmt is curtailed) to Alcoa’s global refining system. Alcoa recorded a gain of $92 ($36 after-tax and noncontrolling interest), which was reflected in Other (income) expenses, net on the accompanying Statement of Consolidated Operations and was reflected in the Alumina segment’s results ($60 after-tax). At the time this transaction was completed, the BHP subsidiary had $97 in cash, which was reflected in the accompanying Statement of Consolidated Cash Flows as a cash inflow on the acquisitions line.

2009 Divestitures. In June 2009, Alcoa completed the divestiture of the wire harness and electrical portion of the EES business to Platinum Equity, effective June 1, 2009. Alcoa paid $200 to divest this portion of the EES business and recognized a loss of $129 ($168 pretax) in discontinued operations (see Note B) on the accompanying Statement of Consolidated Operations. The total cash payment was comprised of the agreed upon transaction price of $175 and working capital and other adjustments of $25 based on the provisions of the purchase agreement. This transaction is no longer subject to post-closing adjustments. Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows include the $200 as a cash outflow. The wire harness and electrical portion of the EES business generated sales of $1,114 in 2008 and, at the time of divestiture, had operations in 13 countries employing approximately 16,200 employees.

In early 2010, Alcoa recognized an additional loss of $6 ($9 pretax) in discontinued operations as a result of a contract settlement with a former customer of this business (see Note B). Separately, the legal entity that operated the previously sold wire harness and electrical business in Germany filed for insolvency. No lawsuits were filed against Alcoa related to this bankruptcy; however, Platinum Equity did file claims against Alcoa in the proceeding. In 2011, Alcoa recognized an additional loss of $3 ($5 pretax) in discontinued operations as a result of a negotiated settlement related to these claims (see Note B).

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

In late 2009, Alcoa completed the sale of two of its foil plants (Sabiñánigo, Spain and Shanghai, China), which were part of the Global Foil business, the assets and liabilities of which were classified as held for sale in 2008, to two separate buyers. Combined, these two facilities were sold for $20, which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows, and resulted in a net loss of less than $1. These two transactions are no longer subject to post-closing adjustments. These two locations generated sales of $169 in 2008 and, at the time of divestiture, had approximately 460 employees.

In connection with the 2005 acquisition of two fabricating facilities in Russia, Alcoa could be required to make contingent payments of approximately $50 through 2015 based upon the achievement of various financial and operating targets. Any such payment would be reflected as additional goodwill.

G. Inventories

December 31,	2011	2010
Finished goods	$537	$474
Work-in-process	911	826
Bauxite and alumina	656	621
Purchased raw materials	532	405
Operating supplies	263	258
	$2,899	$2,584

At December 31, 2011 and 2010, the total amount of inventories valued on a LIFO basis was 35%. If valued on an average-cost basis, total inventories would have been $801 and $742 higher at December 31, 2011 and 2010, respectively. During the three-year period ended December 31, 2011, reductions in LIFO inventory quantities caused partial liquidations of the lower cost LIFO inventory base. These liquidations resulted in the recognition of income of $2 ($1 after-tax) in 2011, $27 ($17 after-tax) in 2010, and $175 ($114 after-tax) in 2009.

H. Properties, Plants, and Equipment, Net

December 31,	2011	2010
Land and land rights, including mines	$667	$631
Structures	12,111	11,657
Machinery and equipment	23,333	23,189
	36,111	35,477
Less: accumulated depreciation, depletion, and amortization	18,404	17,487
	17,707	17,990
Construction work-in-progress	1,709	2,193
	$19,416	$20,183

As of December 31, 2011 and 2010, the net carrying value of temporarily idled smelting assets was $166 and $306, representing 353 kmt and 587 kmt of idle capacity, respectively. Additionally, the net carrying value of permanently idled smelting assets, representing 291 kmt, was written off at the end of 2011 (see Note D). At December 31, 2010, the net carrying value of these now permanently idled smelting assets was $152. Also, the net carrying value of temporarily idled refining assets was $65 and $100 as of December 31, 2011 and 2010, representing 1,177 and 1,321 kmt of idle capacity, respectively.

I. Investments

December 31,	2011	2010
Equity investments	$1,524	$1,244
Other investments	102	96
	$1,626	$1,340

Equity Investments. As of December 31, 2011 and 2010, Equity investments included an interest in a project to develop a fully-integrated aluminum complex in Saudi Arabia (see below), hydroelectric power projects in Brazil (see Note N), a smelter operation in Canada (25.05% of Pechiney Reynolds Quebec, Inc.), bauxite mining interests in Guinea (45% of Halco Mining, Inc.) and Brazil (18.2% of Mineração Rio do Norte S.A.), and a natural gas pipeline in Australia (see Note N). In 2011, 2010, and 2009, Alcoa received $100, $33, and $56, respectively, in dividends from its equity investments.

In December 2009, Alcoa and Saudi Arabian Mining Company (known as “Ma’aden”) entered into a 30-year joint venture shareholders’ agreement (automatic extension for an additional 20 years, unless the parties agree otherwise or unless earlier terminated) setting forth the terms for the development, construction, ownership, and operation of an integrated bauxite mine, alumina refinery, aluminum smelter, and rolling mill, in Saudi Arabia. Specifically, the project to be developed by the joint venture will consist of: (i) a bauxite mine for the extraction of approximately 4,000 kmt of bauxite from the Al Ba’itha bauxite deposit near Quiba in the northern part of Saudi Arabia; (ii) an alumina refinery with an initial capacity of 1,800 kmt; (iii) a primary aluminum smelter with an initial capacity of 740 kmt; and (iv) a rolling mill with an initial capacity of 380 kmt. The refinery, smelter, and rolling mill will be constructed in an industrial area at Ras Al Khair (formerly Ras Az Zawr) on the east coast of Saudi Arabia. The facilities will use critical infrastructure, including power generation derived from reserves of natural gas, as well as port and rail facilities, developed by the government of Saudi Arabia. First production from the smelter and rolling mill is anticipated in 2013, and first production from the mine and refinery is expected in 2014.

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

Following the signing of the joint venture shareholders’ agreement, Alcoa paid Ma’aden $80 representing the initial investment of the 40% interest in the project. This investment was included in Additions to investments on the accompanying Statement of Consolidated Cash Flows. Aluminum Financing Limited’s 50% share of the $80 was reflected as Convertible securities of subsidiary on the Consolidated Balance Sheet and in Contributions from noncontrolling interests on the accompanying Statement of Consolidated Cash Flows.

In March 2010, Alcoa and Ma’aden executed a supplement to the joint venture shareholders’ agreement and modified the ownership structure such that the joint venture is now owned 74.9% by Ma’aden and 25.1% by Alcoa (Aluminum Financing Limited is no longer a participant). Concurrent with modifying the joint venture shareholders’ agreement with Ma’aden, Alcoa entered into an agreement with Aluminum Financing Limited under which Alcoa redeemed the $40 in Notes, and Aluminum Financing Limited terminated all of its current and future interests in the SPV, for a payment of $60. This $60 was included in Acquisitions of noncontrolling interests on the accompanying Statement of Consolidated Cash Flows. The difference between the redemption amount and the carrying value of the Notes was reflected as a reduction in Additional capital on the accompanying Consolidated Balance Sheet.

Going forward, Ma’aden and Alcoa will have put and call options, respectively, whereby Ma’aden can require Alcoa to purchase from Ma’aden, or Alcoa can require Ma’aden to sell to Alcoa, a 14.9% interest in the joint venture at the then fair market value. These options may only be exercised in a six-month window that opens five years after the Commercial Production Date (as defined in the joint venture shareholders’ agreement) and, if exercised, must be exercised for the full 14.9% interest. In addition, Alcoa paid $22 and $34 to Ma’aden in 2011 and 2010, respectively, representing Alcoa’s pro rata share of certain agreed upon pre-incorporation costs incurred by Ma’aden before formation of the joint venture.

The Alcoa affiliate that holds Alcoa’s interests in the smelting company and the rolling mill company is wholly owned by Alcoa, and the Alcoa affiliate that holds Alcoa’s interests in the mining and refining company is wholly owned by Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. Except in limited circumstances, Alcoa may not sell, transfer or otherwise dispose of or encumber or enter into any agreement in respect of the votes or other rights attached to its interests in the joint venture without Ma’aden’s prior written consent.

A number of Alcoa employees perform various types of services for the smelting, rolling mill, and refining and mining companies as part of the construction of the fully-integrated aluminum complex. At December 31, 2011, Alcoa has an outstanding receivable of $25 from the smelting, rolling mill, and refining and mining companies for labor and other employee-related expenses.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). As a result of the changes in the ownership structure described above, Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. During 2011 and 2010, Alcoa contributed $249 and $160, respectively, towards the $1,100 commitment. As of December 31, 2011 and 2010, the carrying value of Alcoa’s investment in this project, including the initial investment and respective pre-incorporation costs, was $565 and $285, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financing, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At December 31, 2011 and 2010, the combined fair value of the guarantees was $8 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents AWAC’s 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the refining and mining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At December 31, 2011, the combined fair value of the guarantees was $4. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

Power for the refinery, smelter, and rolling mill will be supplied under a gas allocation from Saudi Aramco, based on authorization of the Ministry of Petroleum and Mineral Resources of Saudi Arabia (the “Ministry of Petroleum”). The letter authorizing the gas allocation provides for gas to be tolled and power to be supplied to the refinery, smelter, and rolling mill from an adjacent power and water desalination plant being constructed by a company ultimately owned by the government of Saudi Arabia, with the major tolling elements fixed at cost. The gas allocation is contingent on the finalization of implementing contractual arrangements and on the achievement of certain milestones, as defined in the joint venture shareholders’ agreement, and includes possible penalties if the milestones are not met, including the following: (i) potential forfeiture of a $350 letter of credit required to be provided to the Ministry of Petroleum by Ma’aden (with Alcoa responsible for its pro rata share) to ensure completion of the refinery, (ii) potential forfeiture of the gas allocation if the smelter is not completed, (iii) a potential requirement for the smelter to allocate 275 kmt of aluminum to other entities determined by the Ministry of Petroleum if the rolling mill is not constructed, and (iv) under a new version of the gas allocation (issued in early 2011), forfeiture of a $60 letter of credit if certain auxiliary rolling facilities are not completed.

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

Other Investments. As of December 31, 2011 and 2010, Other investments included $92 and $93, respectively, in exchange-traded fixed income and equity securities, which are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income. Unrealized and realized gains and losses related to these securities were immaterial in 2011, 2010, and 2009.

J. Other Noncurrent Assets

December 31,	2011	2010
Intangibles, net (E)	$494	$524
Value-added tax receivable	510	495
Cash surrender value of life insurance	455	464
Prepaid gas transmission contract	346	332
Deferred mining costs, net	221	173
Unamortized debt expense	98	95
Fair value of derivative contracts (X)	44	92
Prepaid pension benefit (W)	109	84
Other	291	286
	$2,568	$2,545

K. Debt

Long-Term Debt.

December 31,	2011	2010
6% Notes, due 2012	$322	$322
5.375% Notes, due 2013	-	553
6% Notes, due 2013	422	750
5.25% Convertible Notes, due 2014	575	575
5.55% Notes, due 2017	750	750
6.5% Bonds, due 2018	250	250
6.75% Notes, due 2018	750	750
5.72% Notes, due 2019	750	750
6.15% Notes, due 2020	1,000	1,000
5.40% Notes, due 2021	1,250	-
5.87% Notes, due 2022	627	627
5.9% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes due 2037	625	625
BNDES Loans, due 2012-2029 (see below for weighted average rates)	627	899
Other*	212	297
	9,085	9,073
Less: amount due within one year	445	231
	$8,640	$8,842
*	Other includes various financing arrangements related to subsidiaries, unamortized debt discounts related to the outstanding notes and bonds listed in the table above, a beneficial conversion feature related to the convertible notes (see below), and adjustments to the carrying value of long-term debt related to interest swap contracts accounted for as fair value hedges (see the Derivatives section of Note X).

The principal amount of long-term debt maturing in each of the next five years is $445 in 2012, $549 in 2013, $743 in 2014, $45 in 2015, and $26 in 2016.

Public Debt—In February 2011, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement (filed in March 2008). As of December 31, 2011 and 2010, $1,250 and $3,075 in senior debt securities were issued under the respective shelf registration statements.

In April 2011, Alcoa completed a public debt offering under its existing shelf registration statement (dated February 18, 2011) for $1,250 of 5.40% Notes due 2021 (the “2021 Notes”). Alcoa received $1,241 in net proceeds from the public debt offering reflecting an original issue discount and payment of financing costs. The net proceeds were used for the early retirement of $881 in outstanding notes (see below), early repayment of $101 in outstanding loans related to the bauxite mine development in Brazil (see BNDES Loans below), and the remainder was used for general corporate purposes. The original issue discount and financing costs were deferred and are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is paid semi-annually in April and October, which commenced in October 2011. Alcoa has the option to redeem the 2021 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the 2021 Notes at a redemption price specified in the 2021 Notes. The 2021 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2021 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2021 Notes repurchased, plus any accrued and unpaid interest on the 2021 Notes repurchased. The 2021 Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

In May 2011, Alcoa completed the following tender offers: (i) any and all of its 5.375% Notes due 2013 (the “5.375% Notes”) and (ii) up to $400 of its 6.00% Notes due 2013 (the “6.00% Notes” and collectively with the 5.375% Notes, the “Notes”). Upon expiration of the tender offers, $269 and $328 of the aggregate outstanding principal amount of the 5.375% Notes and 6.00% Notes, respectively, were validly tendered and accepted. Additionally in May 2011, subsequent to the expiration of the tender offer for the 5.375% Notes, Alcoa elected to call for redemption the remaining outstanding principal of $284 under the provisions of the 5.375% Notes. The total cash paid to the holders of the tendered 5.375% Notes and 6.00% Notes and the called 5.375% Notes was $972, which consisted of $881 in debt principal, $74 in purchase premiums, and $17 in accrued and unpaid interest from the respective last interest payment dates up to, but not including, the respective settlement dates. The $74 was recorded in Interest expense on the accompanying Statement of Consolidated Operations. At December 31, 2011, the 6.00% Notes had a remaining outstanding principal of $422.

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

On August 1, 2010, Alcoa repaid the $511 in outstanding principal of its 7.375% Notes as scheduled using available cash on hand.

In August 2010, Alcoa completed a public debt offering under its then-existing shelf registration statement for $1,000 of 6.150% Notes due 2020 (the “2020 Notes”). Alcoa received $993 in net proceeds from the public debt offering reflecting an original issue discount and payment of financing costs. The net proceeds were used for the early retirement of $825 in outstanding notes (see below), early repayment of $88 in outstanding loans related to the refinery expansion and bauxite mine development in Brazil (see BNDES Loans below), and the remainder was for the repayment of other outstanding debt. The original issue discount and financing costs were deferred and are being amortized to interest expense over the term of the 2020 Notes. Interest on the 2020 Notes is paid semi-annually in February and August, which commenced February 2011. Alcoa has the option to redeem the 2020 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the 2020 Notes at a redemption price specified in the 2020 Notes. The 2020 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2020 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2020 Notes repurchased, plus any accrued and unpaid interest on the 2020 Notes repurchased. The 2020 Notes rank pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

Also in August 2010, Alcoa completed the following tender offers: (i) any and all of its 6.50% Notes due 2011 (the “2011 Notes”) and (ii) an amount of its 6.00% Notes due 2012 (the “2012 Notes”) and its 5.375% Notes not to exceed the difference between $750 and the purchase price of the 2011 Notes accepted for purchase, provided that the purchase of the 5.375% Notes was subject to an aggregate purchase sublimit of $50. Upon expiration of the tender offers, $253, $195, and $47 of the aggregate outstanding principal amount of the 2011 Notes, 2012 Notes, and 5.375% Notes, respectively, were validly tendered and accepted. Additionally in August 2010, subsequent to the expiration of the tender offer for the 2011 Notes, Alcoa elected to call for redemption the remaining outstanding principal of $330 under the provisions of the 2011 Notes. The total cash paid to the holders of the tendered 2011 Notes, 2012 Notes, and 5.375% Notes and the called 2011 Notes was $878, which consisted of $825 in debt principal, $42 in purchase premiums, and $11 in accrued and unpaid interest from the respective last interest payment dates up to, but not including, the respective settlement dates. The $42 was recorded in Interest expense on the accompanying Statement of Consolidated Operations. At December 31, 2010, the 2012 Notes and 5.375% Notes had a remaining outstanding principal of $322 and $553, respectively.

In conjunction with the early retirement of the 2011 Notes and a portion of both the 2012 Notes and 5.375% Notes, Alcoa terminated all or a portion of various interest rate swaps with a notional amount totaling $825 (equivalent to the debt principal retired). These swaps were accounted for as fair value hedges and were used to convert the stated interest rates of the 2011 Notes, 2012 Notes, and 5.375% Notes from fixed to floating. At the time of termination, the swaps were “in-the-money” resulting in a gain of $28, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations. At December 31, 2010, the 2012 Notes and 5.375% Notes had outstanding interest rate swaps with a remaining notional amount of $315 and $550, respectively.

BNDES Loans—In March 2008, Alcoa Alumínio (Alumínio) entered into two separate loan agreements (the “First Loans”) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan agreement provides for a commitment of $248 (R$500), which is divided into five subloans, and was used to pay for certain expenditures of the Juruti bauxite mine development. Interest on four of the subloans totaling $233 (R$470) is a Brazil real rate of interest equal to BNDES’ long-term interest rate, 6.00% as of December 31, 2011 and 2010, plus a weighted-average margin of 2.13%. Interest on the fifth subloan of $15 (R$30) is a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil, 3.59% and 4.16% as of December 31, 2011 and 2010, respectively, plus a margin of 2.40%.

Principal and interest were payable monthly beginning in September 2009 and ending in November 2014 for the four subloans totaling $233 (R$470) and beginning in November 2009 and ending in January 2015 for the subloan of $15 (R$30). Prior to these dates, interest was payable quarterly on borrowed amounts.

As of December 31, 2011, Alumínio’s outstanding borrowings were $55 (R$102) and $3 (R$7) and the weighted-average interest rate was 8.13% and 5.99% for the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. During 2011, Alumínio repaid $131 (R$209) and $7 (R$11) of outstanding borrowings related to the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. As of December 31, 2010, Alumínio’s outstanding borrowings were $186 (R$312) and $10 (R$17) and the weighted-average interest rate was 8.13% and 6.56% for the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively. During 2010, Alumínio repaid $75 (R$130) and $4 (R$8) of outstanding borrowings related to the subloans totaling $233 (R$470) and the subloan of $15 (R$30), respectively.

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

As of December 31, 2011, Alumínio’s outstanding borrowings were $191 (R$356) and $23 (R$42) and the weighted-average interest rate was 7.99% and 5.61% for the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. During 2011, Alumínio repaid $67 (R$113) and $7 (R$11) of outstanding borrowings related to the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. As of December 31, 2010, Alumínio’s outstanding borrowings were $280 (R$469) and $29 (R$48) and the weighted-average interest rate was 7.99% and 6.18% for the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively. During 2010, Alumínio repaid $64 (R$112) and $6 (R$11) of outstanding borrowings related to the subloans totaling $339 (R$589) and the subloan of $35 (R$61), respectively.

The First Loans may be repaid early without penalty with the approval of BNDES. Also, the First Loans include a financial covenant that states that Alcoa must maintain a debt-to-equity ratio of 1.5 or lower.

In June 2008, Alumínio finalized certain documents related to another loan agreement with BNDES. This loan agreement provides for a commitment of $397 (R$687), which is divided into three subloans, and is being used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.48%. Principal and interest are payable monthly beginning in October 2011 and ending in September 2029 for two of the subloans totaling R$667 and beginning in July 2012 and ending in June 2018 for the subloan of R$20. This loan may be repaid early without penalty with the approval of BNDES. As of December 31, 2011 and 2010, Alumínio’s outstanding borrowings were $355 (R$661) and $394 (R$662), respectively, and the weighted-average interest rate was 7.50% and 7.52%, respectively. During 2011, Alumínio repaid $5 (R$9) of outstanding borrowings

In May 2009, Alumínio entered into two new loan agreements (the “Second Loans”) with BNDES related to the Juruti bauxite mine development and the São Luís refinery expansion.

The first loan agreement provided for a commitment of $321 (R$750), which was divided into six subloans, and was used to pay for certain expenditures of the Juruti bauxite mine development. Interest on two of the subloans totaling $257 (R$600) was a U.S. dollar rate of interest equal to the average cost incurred by BNDES in raising capital outside of Brazil plus a weighted-average margin of 1.69%. Interest on four of the subloans totaling $64 (R$150) was a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a weighted-average margin of 1.59%. As of December 31, 2010, Alumínio had no outstanding borrowings under any of the subloans. During 2010, Alumínio repaid early $70 (R$123) and $23 (R$41) of outstanding borrowings related to the subloans totaling $257 (R$600) and the subloans totaling $64 (R$150), respectively.

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

Commercial Paper. Outstanding commercial paper was $224 at December 31, 2011. Alcoa had no outstanding commercial paper at December 31, 2010. In 2011 and 2010, the average outstanding commercial paper was $197 and $166. Commercial paper matures at various times within one year and had an annual weighted average interest rate of 0.6%, 0.7%, and 3.1% during 2011, 2010, and 2009, respectively.

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

The Credit Facility matures on July 25, 2016, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of December 31, 2011) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of December 31, 2011. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces Alcoa’s Five-Year Revolving Credit Agreement, dated as of October 2, 2007 (the “Former Credit Agreement”), which was scheduled to mature on October 2, 2012. The Former Credit Agreement, which had a total capacity (excluding the commitment of Lehman Commercial Paper Inc.) of $3,275 and was undrawn, was terminated effective July 25, 2011.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business. As of December 31, 2011, Alcoa was in compliance with all such covenants.

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

There were no amounts outstanding at December 31, 2011 and no amounts were borrowed during 2011 under the Credit Facility. There were no amounts outstanding at December 31, 2010 and no amounts were borrowed during 2011 and 2010 under the Former Credit Agreement.

Short-Term Borrowings. At December 31, 2011 and 2010, Short-term borrowings were $62 and $92, respectively (see Note Y). These amounts included $53 and $56 at December 31, 2011 and 2010, respectively, related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and Alcoa makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Alcoa records imputed interest related to these arrangements as interest expense in the Statement of Consolidated Operations. The remaining amount of short-term borrowings represents working capital loans for various subsidiaries.

L. Other Noncurrent Liabilities and Deferred Credits

December 31,	2011	2010
Fair value of derivative contracts (X)	$624	$703
Asset retirement obligations (C)	503	442
Deferred income taxes (T)	395	388
Accrued compensation and retirement costs	304	314
Environmental remediation (N)	289	302
Deferred alumina sales revenue	116	125
Other	197	302
	$2,428	$2,576

M. Noncontrolling Interests

The following table summarizes the noncontrolling shareholders’ interests in the equity of Alcoa’s majority-owned consolidated subsidiaries:

December 31,	2011	2010
Alcoa World Alumina and Chemicals	$3,324	$3,452
Other	27	23
	$3,351	$3,475

In 2011, 2010, and 2009, Alcoa received $169, $162, and $440, respectively, in contributions from the noncontrolling shareholder (Alumina Limited) of Alcoa World Alumina and Chemicals.

N. Contingencies and Commitments

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011 and a RICO case statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Pursuant to the November 8, 2011 order, briefing on the motion to dismiss is to be completed by March 2012. Separately, the DOJ’s and SEC’s investigations are ongoing. While Alcoa has been engaged in dialogue with both the DOJ and SEC, it is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss with regard to any of the governmental or private party matters discussed above, but such losses may be material in a particular period to Alcoa’s results of operations.

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

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13; on the same claim, the jury awarded punitive damages in the amount of $6; and on a negligence claim for property damage, the jury awarded $10. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. On February 17, 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. On May 31, 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 negligence award and denied the remainder of Alcoa’s motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 in 2011 (See Note D). On June 14, 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. On June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim. The Third Circuit Court referred this matter to mediation as is its standard practice in appeals.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999. In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. Any such reimbursement would have to be made by way of a separate claim to Alcoa from the energy authorities and, thus far, no such claim has been presented. At this time, the company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government. Pending formal notification from the Italian Government, Alcoa estimates that a payment in the range of $300 to $500 will be required (the timing of such payment is uncertain). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250, including $20 to write off a receivable from the Italian Government for amounts due under the now expired tariff structure. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); this appeal was dismissed on December 16, 2011.

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

At the end of 2011, as part of a restructuring of Alcoa’s global smelting system (see Note D), management decided to curtail operations at the Portovesme smelter during the first half of 2012. This action may lead to the permanent closure of the Portovesme smelter, due to the uncertain prospects for viable, long-term power once the current agreement expires at the end of 2012, along with rising raw materials costs and falling global aluminum prices (mid-2011 to late 2011).

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be approximately $90 (€70) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

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

Alcoa’s remediation reserve balance was $347 and $333 at December 31, 2011 and 2010 (of which $58 and $31 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In 2011, the remediation reserve was increased by $31 due to charges of $18 related to the decision to permanently shut down and demolish a U.S. smelter (see Note D) and a net increase of $13 associated with a number of other sites. In 2010, the remediation reserve was increased by $46 due to charges of $19 related to the Massena West, NY site discussed below, $14 related to the decision to permanently shut down and demolish two U.S. smelters (see Note D), and $11 related to a settlement offer made in late 2010 for outstanding claims resulting from historical discharges into nearby rivers from both smelters in Massena, NY (separate from matter below); a reversal of $9 for previous charges related to a facility located in Russia due to new information; and a net increase of $11 associated with a number of other sites. In both periods, the changes to the remediation reserve, except for the aforementioned $18 in 2011 and $14 in 2010, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $19 and $17 in 2011 and 2010, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In 2011 and 2010, the change in the reserve also reflects a decrease of $1 and $3, respectively, due to the effects of foreign currency translation. Also, the change in the 2011 reserve reflects an increase of $3 related to the acquisition of an aerospace fasteners business (see Note F).

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

In late 2009, the EPA requested that Alcoa submit a complete revised Analysis of Alternatives Report in March 2010 to address questions and comments from the EPA and various stakeholders. On March 24, 2010, Alcoa submitted the revised report, which included an expanded list of proposed remedial alternatives, as directed by the EPA. Alcoa increased the reserve associated with the Grasse River by $17 to reflect an increase in the estimated costs of the Company’s recommended capping alternative as a result of changes in scope that occurred due to the questions and comments from the EPA and various stakeholders. While the EPA reviews the revised report, Alcoa will continue with its on-going monitoring and field studies activities. In late 2010, Alcoa increased the reserve by $2 based on the most recent estimate of costs expected to be incurred for on-going monitoring and field studies activities. In late 2011, the EPA and various stakeholders completed their review of the March 2010 revised report and submitted questions and comments to Alcoa. As a result, Alcoa increased the reserve by $1 to reflect a revision in the estimate of costs expected to be incurred for on-going monitoring and field studies activities.

The ultimate selection of a remedy may result in additional liability. Alternatives analyzed in the most recent Analysis of Alternatives report that are equally effective as the recommended capping remedy range in additional estimated costs between $20 and $100. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued that may exceed the estimated range.

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

Fusina and Portovesme, Italy—In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l., from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Alcoa Trasformazioni S.r.l. and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Alcoa Trasformazioni S.r.l. appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l., Alumix’s successor, and Alcoa Trasformazioni S.r.l. agreed to a stay on the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement. In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continue related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Additionally, due to new information derived from the site investigations conducted at Portovesme in 2009, Alcoa increased the reserve by $3 in 2009.

Other. In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Commitments

Investments. Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in several hydroelectric power projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

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

Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $266 (R$496) and $274 (R$461) at December 31, 2011 and 2010, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $300 (R$570), which represents

Alumínio’s investments in both projects and guarantee of debt for Machadinho only (the guarantee by the participants in the Barra Grande project was released by the lender effective December 29, 2010) as of December 31, 2011.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed in 2012 (start-up of the facility began in April 2011 with full capacity expected to be reached in 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,600 (R$4,900) and Alumínio’s share is approximately $670 (R$1,250). As of December 31, 2011, approximately $630 (R$1,170) of Alumínio’s commitment was expended on the project.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and was completed in the first half of 2011 (this facility is operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $540 (R$1,000) and Alumínio’s share is approximately $190 (R$350). Through March 31, 2009, the participants in the consortium were required to provide capital for their respective share of the project costs. In April 2009, the consortium obtained long-term financing for the estimated remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. As of December 31, 2011, approximately $180 (R$340) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $105 (R$196) and $116 (R$195) at December 31, 2011 and 2010, respectively. Alcoa’s maximum exposure to loss on this project is approximately $220 (R$400), which represents Alumínio’s investment and guarantee of debt as of December 31, 2011.

With Machadinho, Barra Grande, Serra do Facão, and part of Estreito, Alumínio’s current power self-sufficiency is 67% (will be approximately 70% once the Estreito hydroelectric power project described above is completed and operating at full capacity), to meet a total energy demand of approximately 690 megawatts from two smelters (São Luís (Alumar) and Poços de Caldas) and one refinery (Poços de Caldas) in Brazil.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176), including $16 (A$16) and $9 (A$9) in 2011 and 2010, respectively, for its share of the pipeline capacity expansion and other operational purposes of the consortium. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $5 (A$6) was made in 2011. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At December 31, 2011, Alcoa has an asset of $346 (A$342) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $510 (A$510) as of December 31, 2011.

Purchase Obligations. Alcoa is party to unconditional purchase obligations for energy that expire between 2012 and 2041. Commitments related to these contracts total $286 in 2012, $300 in 2013, $309 in 2014, $309 in 2015, $308 in 2016, and $6,234 thereafter. Expenditures under these contracts totaled $227 in 2011, $129 in 2010, and $87 in 2009.

Additionally, Alcoa has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $3,723 in 2012, $2,198 in 2013, $2,095 in 2014, $1,830 in 2015, $1,823 in 2016, and $10,906 thereafter.

Operating Leases. Certain computer equipment, plant equipment, vehicles, and buildings and alumina refinery process control technology are under operating lease agreements. Total expense from continuing operations for all leases was $287 in 2011, $260 in 2010, and $249 in 2009. Under long-term operating leases, minimum annual rentals are $246 in 2012, $159 in 2013, $126 in 2014, $109 in 2015, $86 in 2016, and $564 thereafter.

Guarantees. At December 31, 2011, Alcoa has maximum potential future payments for guarantees issued on behalf of certain third parties of $779. These guarantees expire in 2015 through 2027 and relate to project financing for hydroelectric power projects in Brazil and the aluminum complex in Saudi Arabia (see Note 1). Alcoa also has outstanding bank guarantees related to legal, customs duties, and leasing obligations, among others. The total amount committed under these guarantees, which expire at various dates, was $436 at December 31, 2011.

Letters of Credit. Alcoa has outstanding letters of credit primarily related to workers’ compensation, derivative contracts, and leasing obligations. The total amount committed under these letters of credit, which expire at various dates, mostly in 2012, was $334 at December 31, 2011.

Surety Bonds. Alcoa has outstanding surety bonds primarily related to customs duties, self-insurance, and legal obligations. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2012, was $183 at December 31, 2011.

O. Other (Income) Expenses, Net

	2011	2010	2009
Equity (income) loss	$(15)	$(14)	$14
Interest income	(20)	(19)	(18)
Foreign currency losses (gains), net	16	13	(82)
Net gain from asset sales	(41)	(9)	(106)
Net (gain) loss on mark-to-market derivative contracts (X)	(52)	37	62
Other, net	25	(3)	(31)
	$(87)	$5	$(161)

In 2011, Equity income included higher earnings from an investment in a natural gas pipeline in Australia due to the recognition of a discrete income tax benefit by the consortium (Alcoa World Alumina and Chemicals’ share of the benefit was $24). Also in 2011, Net gain from asset sales included a $43 gain related to the sale of land in Australia. In 2009, Net gain from asset sales included a $188 gain related to the Elkem/Sapa AB exchange transaction (see Note F), a $182 loss on the sale of an equity method investment, and a $92 gain related to the acquisition of a BHP subsidiary (see Note F).

P. Cash Flow Information

Cash paid for interest and income taxes was as follows:

	2011	2010	2009
Interest, net of amount capitalized	$491	$452	$396
Income taxes, net of amount refunded	382	(67)	168

The details related to cash paid for acquisitions were as follows:

	2011	2010	2009
Assets acquired	$253	$87	$389
Liabilities assumed	(12)	(15)	(294)
Noncontrolling interests acquired	-	4	-
Redemption of convertible securities of subsidiary	-	40	-
Reduction in Alcoa shareholders’ equity	-	22	-
Gain recognized	-	-	(92)
Cash paid	241	138	3
Less: cash acquired	1	-	115
Net cash paid (received)	$240	$138	$(112)

In 2011 and 2010, Alcoa issued $600 in common stock to satisfy a portion of its accrued pension benefits liability (see Notes R and W).

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

Alcoa’s products are used worldwide in transportation (including aerospace, automotive, truck, trailer, rail, and shipping), packaging, building and construction, oil and gas, defense, and industrial applications. Total export sales from the U.S. included in continuing operations were $1,988 in 2011, $1,543 in 2010, and $1,530 in 2009.

Alcoa’s operations consist of four worldwide reportable segments as follows:

Alumina. This segment represents a portion of Alcoa’s upstream operations and consists of the Company’s worldwide refinery system, including the mining of bauxite, which is then refined into alumina. Alumina is mainly sold directly to internal and external smelter customers worldwide or is sold to customers who process it into industrial chemical products. A portion of this segment’s third-party sales are completed through the use of agents, alumina traders, and distributors. Slightly more than half of Alcoa’s alumina production is sold under supply contracts to third parties worldwide, while the remainder is used internally by the Primary Metals segment.

Primary Metals. This segment represents a portion of Alcoa’s upstream operations and consists of the Company’s worldwide smelter system. Primary Metals receives alumina, mostly from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers, aluminum traders, and commodity markets. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts and buy/resell activity. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales. Buy/resell activity refers to when this segment purchases metal from external or internal sources and resells such metal to external customers or the midstream and downstream segments in order to maximize smelting system efficiency and to meet customer requirements.

Flat-Rolled Products. This segment represents Alcoa’s midstream operations, whose principal business is the production and sale of aluminum plate and sheet. A small portion of this segment’s operations relate to foil produced from one plant in Brazil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. This segment also includes sheet and plate used in the aerospace, automotive, commercial transportation, and building and construction markets (mainly used in the production of machinery and equipment and consumer durables), which is sold directly to customers and through distributors. Approximately one-half of the third-party sales in this segment consist of RCS, while the other one-half of third-party sales are derived from sheet and plate and foil used in industrial markets. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Engineered Products and Solutions. This segment represents Alcoa’s downstream operations and includes titanium, aluminum, and super alloy investment castings; forgings and fasteners; aluminum wheels; integrated aluminum structural systems; and architectural extrusions used in the aerospace, automotive, building and construction, commercial transportation, and power generation markets. These products are sold directly to customers and through distributors. Additionally, hard alloy extrusions products, which are also sold directly to customers and through distributors, serve the aerospace, automotive, commercial transportation, and industrial products markets.

The operating results and assets of Alcoa’s reportable segments were as follows:

	Alumina	Primary Metals	Flat- Rolled Products	Engineered Products and Solutions	Total
2011
Sales:
Third-party sales	$3,462	$8,240	$7,642	$5,345	$24,689
Intersegment sales	2,727	3,192	218	-	6,137
Total sales	$6,189	$11,432	$7,860	$5,345	$30,826
Profit and loss:
Equity income (loss)	$25	$(7)	$(3)	$1	$16
Depreciation, depletion, and amortization	444	556	237	158	1,395
Income taxes	179	92	104	260	635
ATOI	607	481	266	539	1,893
2010
Sales:
Third-party sales	$2,815	$7,070	$6,277	$4,584	$20,746
Intersegment sales	2,212	2,597	180	-	4,989
Total sales	$5,027	$9,667	$6,457	$4,584	$25,735
Profit and loss:
Equity income	$10	$1	$-	$2	$13
Depreciation, depletion, and amortization	406	571	238	154	1,369
Income taxes	60	96	92	195	443
ATOI	301	488	220	415	1,424
2009
Sales:
Third-party sales	$2,161	$5,252	$6,069	$4,689	$18,171
Intersegment sales	1,534	1,836	113	-	3,483
Total sales	$3,695	$7,088	$6,182	$4,689	$21,654
Profit and loss:
Equity income (loss)	$8	$(26)	$-	$2	$(16)
Depreciation, depletion, and amortization	292	560	227	177	1,256
Income taxes	(22)	(365)	48	139	(200)
ATOI	112	(612)	(49)	315	(234)

2011
Assets:
Capital expenditures	$371	$463	$157	$173	$1,164
Equity investments	450	925	123	-	1,498
Goodwill	11	991	208	2,666	3,876
Total assets	9,782	11,867	4,559	5,831	32,039
2010
Assets:
Capital expenditures	$295	$380	$104	$125	$904
Equity investments	413	741	60	-	1,214
Goodwill	12	993	207	2,523	3,735
Total assets	9,967	11,947	4,522	5,434	31,870

The following tables reconcile certain segment information to consolidated totals:

	2011	2010	2009
Sales:
Total segment sales	$30,826	$25,735	$21,654
Elimination of intersegment sales	(6,137)	(4,989)	(3,483)
Corporate*	262	267	268
Consolidated sales	$24,951	$21,013	$18,439
*	For all periods presented, the Corporate amount includes third-party sales of three soft alloy extrusion facilities located in Brazil.

	2011	2010	2009
Net income (loss) attributable to Alcoa:
Total segment ATOI	$1,893	$1,424	$(234)
Unallocated amounts (net of tax):
Impact of LIFO	(38)	(16)	235
Interest expense	(340)	(321)	(306)
Noncontrolling interests	(194)	(138)	(61)
Corporate expense	(290)	(291)	(304)
Restructuring and other charges	(196)	(134)	(155)
Discontinued operations	(3)	(8)	(166)
Other	(221)	(262)	(160)
Consolidated net income (loss) attributable to Alcoa	$611	$254	$(1,151)

December 31,	2011	2010
Assets:
Total segment assets	$32,039	$31,870
Elimination of intersegment receivables	(483)	(471)
Unallocated amounts:
Cash and cash equivalents	1,939	1,543
Deferred income taxes	3,738	3,400
Corporate goodwill	1,375	1,387
Corporate fixed assets, net	943	930
LIFO reserve	(801)	(742)
Other	1,370	1,376
Consolidated assets	$40,120	$39,293

Geographic information for sales was as follows (based upon the country where the point of sale occurred):

	2011	2010	2009
Sales:
U.S.*	$12,295	$10,560	$9,546
Australia	3,587	2,842	2,287
Spain	1,487	1,234	1,099
Brazil	1,371	1,182	897
Netherlands**	1,025	940	1,002
Norway	927	809	477
France	825	662	669
Russia	761	584	383
Hungary	665	505	419
Italy	537	418	394
United Kingdom	412	331	379
China	283	188	156
Germany	229	231	260
Other	547	527	471
	$24,951	$21,013	$18,439
*	Sales that occurred in the U.S. include a portion of alumina from Alcoa’s refineries in Suriname, Brazil, Australia, and Jamaica and aluminum from the Company’s smelters in Canada.
**	Sales that occurred in the Netherlands include aluminum from Alcoa’s smelter in Iceland.

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2011	2010
Long-lived assets:
Brazil	$4,844	$5,470
U.S.	4,573	4,528
Australia	3,390	3,380
Iceland	1,615	1,633
Canada	1,447	1,440
Norway	894	981
Russia	531	554
Spain	451	483
China	424	410
Jamaica	417	435
Other	830	869
	$19,416	$20,183

R. Preferred and Common Stock

Preferred Stock. Alcoa has two classes of preferred stock: Class A Preferred Stock and Class B Serial Preferred Stock. Class A Preferred Stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 of such shares outstanding at December 31, 2011 and 2010. Class B Serial Preferred Stock has 10 million shares authorized (none issued) and a par value of $1 per share.

Common Stock. There are 1.8 billion shares authorized at a par value of $1 per share, and 1,177,906,557 and 1,141,387,994 shares were issued at December 31, 2011 and 2010, respectively. The current dividend yield as authorized by Alcoa’s Board of Directors is $0.12 per annum or $0.03 per quarter.

In January 2011, Alcoa contributed 36,518,563 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $16.43 per share (the closing price of Alcoa’s common stock on January 24, 2011), or $600 in the aggregate, and were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans. On January 25, 2011, the 36,518,563 shares were registered under Alcoa’s then-current shelf registration statement dated March 10, 2008 (replaced by shelf registration statement dated February 18, 2011) for resale by the master trust, as selling stockholder.

In January 2010, Alcoa contributed 44,313,146 newly issued shares of its common stock to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were valued at $13.54 per share (the closing price of Alcoa’s common stock on January 26, 2010), or $600 in the aggregate, and were issued to satisfy a portion of Alcoa’s future funding obligations to these plans, including a portion of the estimated minimum required funding for 2011. On January 27, 2010, the 44,313,146 shares were registered under Alcoa’s then-current shelf registration statement dated March 10, 2008 for resale by the master trust, as selling stockholder.

As of December 31, 2011, 110 million and 93 million shares of common stock were reserved for issuance upon conversion of convertible notes and under Alcoa’s stock-based compensation plans, respectively. Alcoa issues shares from treasury stock to satisfy the exercise of stock options and the conversion of stock awards.

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

Share Activity (number of shares)

	Common stock
	Treasury	Outstanding
Balance at end of 2008	124,257,170	800,317,368
Public offering	-	172,500,000
Issued for stock-based compensation plans	(1,561,452)	1,561,452
Balance at end of 2009	122,695,718	974,378,820
Private placement	-	44,313,146
Conversion of convertible notes	-	310
Issued for stock-based compensation plans	(3,333,689)	3,333,689
Balance at end of 2010	119,362,029	1,022,025,965
Private placement	-	36,518,563
Issued for stock-based compensation plans	(5,867,538)	5,867,538
Balance at end of 2011	113,494,491	1,064,412,066

Stock-based Compensation

Stock options under Alcoa’s stock-based compensation plans are granted in January each year at not less than market prices on the dates of grant. Prior to 2011, performance stock options were also granted to certain individuals. For performance stock options granted in 2010, the final number of options earned was based on Alcoa’s adjusted free cash flow and profitability against pre-established targets. For performance stock options granted in 2009, the final number of options earned was based on Alcoa’s adjusted free cash flow against a pre-established target. Stock option features based on date of original grant were as follows:

Date of original grant	Vesting	Term	Reload feature
2002 and prior	One year	10 years	One reload over option term
2003	3 years (1/3 each year)	10 years	One reload in 2004 for 1/3 vesting in 2004
2004 - 2009	3 years (1/3 each year)	6 years	None
2010 and forward	3 years (1/3 each year)	10 years	None

In addition to the stock options described above, Alcoa grants stock awards that vest three years from the date of grant. In 2010 and 2009, certain of these stock awards were granted with the same performance conditions described above for performance stock options. In 2011, the final number of performance stock awards earned will be based on the achievement of sales and profitability targets over a three-year period (2011-2013). One-third of the award will be earned each year based on the performance against pre-established targets for that year. The performance stock awards earned over the three-year period vest in 2014.

Most plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

The following table summarizes the total compensation expense recognized for all stock options and stock awards (there was no stock-based compensation expense capitalized in 2011, 2010, or 2009):

	2011	2010	2009
Compensation expense recognized:
Stock option grants	$34	$44	$53
Stock award grants	49	40	34
Total compensation expense before income taxes	83	84	87
Benefit for income taxes	27	27	29
Total compensation expense, net of income taxes	$56	$57	$58

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. As a result, a larger portion of expense will be recognized in the first half of each year for these retirement-eligible employees. Of the total compensation expense before income taxes included in the table above, $18, $19, and $21 in 2011, 2010, and 2009, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

The fair value of new options is estimated on the date of grant using a lattice-pricing model with the following assumptions:

	2011	2010	2009
Weighted average fair value per option	$4.96	$4.67	$3.34
Average risk-free interest rate	0.19-3.44%	0.14-3.62%	0.3-2.65%
Dividend yield	0.9%	1.1%	1.2%
Volatility	36-43%	47-51%	38-76%
Annual forfeiture rate	5%	4%	3%
Exercise behavior	45%	35%	43%
Life (years)	5.8	5.6	4.2

The range of average risk-free interest rates is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. Prior to 2009, the dividend yield was based on a five-year average. For 2009, the dividend yield was based on a three-month average as a result of the significant decline in Alcoa’s stock price in 2008, due to the then-global economic downturn, and the reduction in Alcoa’s quarterly common stock dividend from $0.17 per share to $0.03 per share. In 2010, the dividend yield was extended to a one-year average due to the stabilization of the global economy. In 2011, Alcoa continued to use a one-year average for the dividend yield. Volatility is based on historical and implied volatilities over the term of the option. Alcoa utilizes historical option forfeiture data to estimate annual pre- and post-vesting forfeitures. The exercise behavior assumption represents a weighted average exercise ratio (exercise patterns for grants issued over the number of years in the contractual option term) of an option’s intrinsic value resulting from historical employee exercise behavior. The life of an option is an output of the lattice-pricing model based upon the other assumptions used in the determination of the fair value.

The activity for stock options was as follows (options in millions):

	2011	2010	2009
Outstanding, beginning of year:
Number of options	56.1	65.5	46.2
Weighted average exercise price	$19.29	$24.44	$35.61
Granted:
Number of options	4.5	9.0	27.1
Weighted average exercise price	$16.24	$13.52	$8.34
Exercised:
Number of options	(4.3)	(1.6)	-
Weighted average exercise price	$8.59	$8.34	$-
Expired or forfeited:
Number of options	(9.5)	(16.8)	(7.8)
Weighted average exercise price	$31.90	$37.21	$34.60
Outstanding, end of year:
Number of options	46.8	56.1	65.5
Weighted average exercise price	$17.41	$19.29	$24.44
Exercisable, end of year:
Number of options	28.8	30.2	37.7
Weighted average exercise price	$20.90	$26.91	$35.51

The total intrinsic value of options exercised during 2011 and 2010 was $34 and $8, respectively. In 2011 and 2010, the cash received from option exercises was $37 and $13 and the total tax benefit realized from these exercises was $11 and $2, respectively. There were no options exercised in 2009.

The following tables summarize certain stock option information at December 31, 2011 (number of options and intrinsic value in millions):

Options Fully Vested and/or Expected to Vest*

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$6.12 - $19.93	32.2	5.10	$10.72	$7
$19.94 - $27.71	2.8	1.03	22.56	-
$27.72 - $35.49	4.1	0.94	29.47	-
$35.50 - $47.35	7.7	0.12	37.28	-
Total	46.8	3.67	17.41	$7
*	Expected forfeitures are immaterial to the Company and are not reflected in the table above.

Options Fully Vested and Exercisable

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$6.12 - $19.93	14.2	3.94	$9.32	$4
$19.94 - $27.71	2.8	1.03	22.56	-
$27.72 - $35.49	4.1	0.94	29.47	-
$35.50 - $47.35	7.7	0.12	37.28	-
Total	28.8	2.21	20.90	$4

In addition to stock option awards, the Company grants stock awards and performance share awards, both of which vest three years from the date of grant. Performance share awards are issued at target and the final award amount is determined at the end of the performance period.

The following table summarizes the outstanding stock and performance share awards (awards in millions):

	Stock Awards	Performance Share Awards	Total	Weighted average FMV per award
Outstanding, January 1, 2011	6.2	1.5	7.7	$16.80
Granted	2.7	1.3	4.0	16.15
Converted	(2.3)	-	(2.3)	28.78
Forfeited	(0.2)	(0.1)	(0.3)	13.54
Performance share adjustment	-	0.2	0.2	14.59
Outstanding, December 31, 2011	6.4	2.9	9.3	13.63

At December 31, 2011, there was $21 and $44 of unrecognized compensation expense (pretax) related to non-vested stock option grants and non-vested stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 1.6 years. As of December 31, 2011, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods:

Stock-based compensation expense (pretax)
2012	$41
2013	22
2014	2
Totals	$65

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

As disclosed in Note A, on January 1, 2009, Alcoa adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Prior to the adoption of these changes, stock and performance awards that contain nonforfeitable rights to dividends or dividend equivalents were considered potential shares of common stock and were included only in the diluted EPS calculation under the treasury stock method as long as their effect was not anti-dilutive. At December 31, 2011, 2010, and 2009 there were 2 million, 4 million, and 7 million such participating securities outstanding, respectively. None of the loss from continuing operations in 2009 was allocated to these participating securities because these awards do not share in any loss generated by Alcoa.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At December 31, 2011 and 2010, there were 8 million and 4 million such awards outstanding, respectively.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	2011	2010	2009
Income (loss) from continuing operations attributable to Alcoa common shareholders	$614	$262	$(985)
Less: preferred stock dividends declared	2	2	2
Income (loss) from continuing operations available to common equity	612	260	(987)
Less: dividends and undistributed earnings allocated to participating securities	1	1	-
Income (loss) from continuing operations available to Alcoa common shareholders—basic	611	259	(987)
Add: interest expense related to convertible notes	30	-	-
Income (loss) from continuing operations available to Alcoa common shareholders—diluted	$641	$259	$(987)
Average shares outstanding—basic	1,061	1,018	935
Effect of dilutive securities:
Stock options	7	6	-
Stock and performance awards	4	1	-
Convertible notes	89	-	-
Average shares outstanding—diluted	1,161	1,025	935

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

Options to purchase 27 million, 23 million, and 39 million shares of common stock at a weighted average exercise price of $24.00, $32.73, and $35.33 per share were outstanding as of December 31, 2011, 2010, and 2009, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

T. Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	2011	2010	2009
U.S.	$(98)	$(403)	$(512)
Foreign	1,161	951	(986)
	$1,063	$548	$(1,498)

The provision (benefit) for income taxes on income (loss) from continuing operations consisted of the following:

	2011	2010	2009
Current:
Federal*	$10	$33	$(119)
Foreign	427	409	142
State and local	(1)	(7)	(1)
	436	435	22
Deferred:
Federal*	28	37	(89)
Foreign	(211)	(320)	(510)
State and local	2	(4)	3
	(181)	(287)	(596)
Total	$255	$148	$(574)
*	Includes U.S. taxes related to foreign income

Included in discontinued operations is a tax benefit of $1 in 2011, $3 in 2010, and $55 in 2009.

The exercise of employee stock options generated a tax benefit of $6 in 2011 and $2 in 2010, representing only the amount realized for the difference between compensation expense recognized for financial reporting and tax purposes. These amounts increased equity and reduced current taxes payable in their respective periods. There were no exercises of employee stock options in 2009.

Alcoa also has unamortized tax-deductible goodwill of $179 resulting from intercompany stock sales and reorganizations (generally at a 30% to 34% rate). Alcoa recognizes the tax benefits associated with this tax-deductible goodwill as it is being amortized for local income tax purposes rather than in the period in which the transaction is consummated.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate for continuing operations was as follows (the effective tax rate for both 2011 and 2010 was a provision on income and for 2009 was a benefit on a loss):

	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
Taxes on foreign operations	(8.4)	(3.5)	(4.8)
Permanent differences on restructuring charges and asset disposals	-	0.7	1.1
Audit and other adjustments to prior years’ accruals	(1.1)	1.2	(0.7)
Noncontrolling interests	0.8	2.6	-
Statutory tax rate and law changes	0.8	(5.1)	4.2
Reorganization of equity investment	-	-	4.7
Items related to smelter operations in Italy*	-	-	(9.3)
Tax law change related to Medicare Part D	-	14.4	-
Release of valuation allowances	(0.3)	(10.6)	2.3
Amortization of goodwill	(2.8)	(5.2)	3.5
Other	-	(2.6)	2.3
Effective tax rate	24.0%	26.9%	38.3%
*	Includes items not tax benefitted as follows: a $250 charge related to a 2009 decision by the European Commission on electricity pricing (see Note N), a $15 charge for environmental remediation, and a $15 restructuring charge for layoffs. Also includes a $41 valuation allowance placed on existing deferred tax assets.

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

The components of net deferred tax assets and liabilities were as follows:

	2011		2010
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$74	$933	$204	$1,330
Employee benefits	2,668	51	2,383	45
Loss provisions	325	9	391	40
Deferred income/expense	45	181	104	159
Tax loss carryforwards	2,035	-	1,953	-
Tax credit carryforwards	477	-	503	-
Derivatives and hedging activities	109	43	162	12
Other	315	288	633	547
	6,048	1,505	6,333	2,133
Valuation allowance	(1,398)	-	(1,268)	-
	$4,650	$1,505	$5,065	$2,133

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2011	Expires within 10 years	Expires within 11-20 years	No expiration*	Other*	Total
Tax loss carryforwards	$340	$815	$880	$-	$2,035
Tax credit carryforwards	360	58	59	-	477
Other	-	-	507	3,029	3,536
Valuation allowance	(231)	(643)	(213)	(311)	(1,398)
	$469	$230	$1,233	$2,718	$4,650
*	Deferred tax assets with no expiration may still have annual limitations on utilization. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference. A substantial amount of Other relates to employee benefits that will become deductible for tax purposes over an extended period of time as contributions are made to employee benefit plans and payments are made to retirees.

The total deferred tax asset (net of valuation allowance) is supported by taxable temporary differences that reverse within the carryforward period (approximately 25%), tax planning strategies (approximately 5%), and projections of future taxable income exclusive of reversing temporary differences (approximately 70%).

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

In December 2011, one of the Company’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. If approved, the tax rate for this subsidiary will decrease significantly, resulting in future cash tax savings over the 10-year holiday period (would be effective as of January 1, 2012). Additionally, the net deferred tax asset of the subsidiary would be remeasured at the lower rate in the period the holiday is approved. This remeasurement would result in a decrease to the net deferred tax asset and a noncash charge to earnings of approximately $60 to $90.

The following table details the changes in the valuation allowance:

December 31,	2011	2010
Balance at beginning of year	$1,268	$1,345
Increase to allowance	157	25
Release of allowance*	(25)	(90)
Acquisitions/Divestitures	-	(3)
Foreign currency translation	(2)	(9)
Balance at end of year	$1,398	$1,268
*	In 2010, this amount includes $57 for the reversal of a valuation allowance related to previously restricted net operating losses of a foreign subsidiary now available.

The cumulative amount of Alcoa’s foreign undistributed net earnings for which no deferred taxes have been provided was approximately $8,300 at December 31, 2011. Management has no plans to distribute such earnings in the foreseeable future. It is not practical to determine the deferred tax liability on these earnings.

Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few minor exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2002. All U.S. tax years prior to 2011 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2011	2010	2009
Balance at beginning of year	$46	$48	$24
Additions for tax positions of the current year	-	-	1
Additions for tax positions of prior years	13	30	24
Reductions for tax positions of prior years	(3)	(5)	-
Settlements with tax authorities	(4)	(22)	(5)
Expiration of the statute of limitations	-	(5)	-
Foreign currency translation	(1)	-	4
Balance at end of year	$51	$46	$48

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2011, 2010, and 2009 would be approximately 2%, 4%, and 1%, respectively, of pretax book income. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2012.

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2011, 2010, and 2009, Alcoa recognized $2, $1, and $6, respectively, in interest and penalties. Due to the expiration of the statute of limitations and settlements with tax authorities, Alcoa also recognized income of $2, $4, and $1 in 2011, 2010, and 2009, respectively, related to previously accrued interest and penalties. As of December 31, 2011 and 2010, the amount accrued for the payment of interest and penalties was $12 and $13, respectively.

U. Receivables

Sale of Receivables Programs

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

Also on March 26, 2010, Alcoa entered into two one-year arrangements (both were renewed in March 2011) with third parties to sell certain customer receivables outright without recourse on a continuous basis. Additionally, in November 2011, Alcoa entered into a five-year arrangement with another third party to sell additional customer receivables outright without recourse on a continuous basis. As of December 31, 2011, $212 of the sold receivables under the three arrangements combined were uncollected. Alcoa is servicing the customer receivables for the third parties at market rates; therefore, no servicing asset or liability was recorded.

Allowance for Doubtful Accounts

The following table details the changes in the allowance for doubtful accounts related to customer receivables and other receivables:

	Customer receivables		Other receivables
December 31,	2011	2010	2011	2010

Balance at beginning of year	$46	$72	$87	$90
Provision for doubtful accounts	19	(8)	7	1
Write off of uncollectible accounts	(14)	(10)	(3)	(1)
Recoveries of prior write-offs	(3)	(4)	(5)	(3)
Other	(2)	(4)	(7)	-
Balance at end of year	$46	$46	$79	$87

V. Interest Cost Components

	2011	2010	2009
Amount charged to expense	$524	$494	$470
Amount capitalized	101	96	165
	$625	$590	$635

W. Pension and Other Postretirement Benefits

Alcoa maintains pension plans covering most U.S. employees and certain employees in foreign locations. Pension benefits generally depend on length of service, job grade, and remuneration. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure that all plans can pay benefits to retirees as they become due. Most salaried and non-bargaining hourly U.S. employees hired after March 1, 2006 participate in a defined contribution plan instead of a defined benefit plan.

Alcoa also maintains health care and life insurance benefit plans covering eligible U.S. retired employees and certain retirees from foreign locations. Generally, the medical plans pay a percentage of medical expenses, reduced by deductibles and other coverages. These plans are generally unfunded, except for certain benefits funded through a trust. Life benefits are generally provided by insurance contracts. Alcoa retains the right, subject to existing agreements, to change or eliminate these benefits. All salaried and certain non-bargaining hourly U.S. employees hired after January 1, 2002 and certain bargaining hourly U.S. employees hired after July 1, 2010 are not eligible for postretirement health care benefits. All salaried and certain hourly U.S. employees that retire on or after April 1, 2008 are not eligible for postretirement life insurance benefits.

The funded status of all of Alcoa’s pension and other postretirement benefit plans are measured as of December 31.

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

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$12,343	$11,638	$2,902	$3,038
Service cost	183	152	17	21
Interest cost	687	691	159	175
Amendments	40	41	(1)	8
Actuarial losses (gains)	1,163	544	17	(75)
Settlements	(32)	(8)	-	(6)
Curtailments	(7)	(10)	-	-
Benefits paid, net of participants’ contributions	(813)	(799)	(275)	(287)
Medicare Part D subsidy receipts	-	-	25	26
Foreign currency translation impact	(38)	94	-	2
Benefit obligation at end of year*	$13,526	$12,343	$2,844	$2,902
Change in plan assets
Fair value of plan assets at beginning of year	$9,451	$8,529	$58	$111
Actual return on plan assets	783	941	2	8
Employer contributions	945	718	-	-
Participants’ contributions	35	30	-	-
Benefits paid	(805)	(800)	(52)	(61)
Administrative expenses	(38)	(39)	-	-
Settlements	(34)	(8)	-	-
Foreign currency translation impact	(26)	80	-	-
Fair value of plan assets at end of year*	$10,311	$9,451	$8	$58
Funded status*	$(3,215)	$(2,892)	$(2,836)	$(2,844)
Less: Amounts attributed to joint venture partners	(34)	(26)	(5)	(5)
Net funded status	$(3,181)	$(2,866)	$(2,831)	$(2,839)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$109	$84	$-	$-
Current liabilities	(29)	(27)	(248)	(224)
Noncurrent liabilities	(3,261)	(2,923)	(2,583)	(2,615)
Net amount recognized	$(3,181)	$(2,866)	$(2,831)	$(2,839)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$5,191	$4,221	$511	$520
Prior service cost (benefit)	129	106	(92)	(108)
Total, before tax effect	5,320	4,327	419	412
Less: Amounts attributed to joint venture partners	46	36	(1)	-
Net amount recognized, before tax effect	$5,274	$4,291	$420	$412
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income consist of:
Net actuarial loss (gain)	$1,216	$470	$17	$(78)
Amortization of accumulated net actuarial loss	(246)	(181)	(26)	(33)
Prior service cost (benefit)	42	42	(1)	9
Amortization of prior service (cost) benefit	(19)	(17)	17	15
Total, before tax effect	993	314	7	(87)
Less: Amounts attributed to joint venture partners	10	13	(1)	(2)
Net amount recognized, before tax effect	$983	$301	$8	$(85)

*	At December 31, 2011, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $10,702, $7,988, and $(2,714), respectively. At December 31, 2010, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $9,791, $7,242, and $(2,549), respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2011	2010
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$13,526	$12,343
Accumulated benefit obligation	13,025	11,999

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	12,828	11,531
Fair value of plan assets	9,470	8,518

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	12,184	11,167
Fair value of plan assets	9,281	8,454

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits(2)
	2011	2010	2009	2011	2010	2009
Service cost	$165	$148	$139	$17	$20	$21
Interest cost	678	682	682	158	174	184
Expected return on plan assets	(806)	(787)	(758)	(2)	(7)	(11)
Amortization of prior service cost (benefit)	19	17	16	(17)	(15)	(11)
Recognized net actuarial loss	247	181	111	26	33	41
Settlements(3)	2	2	14	-	(3)	-
Curtailments(4)	(9)	(10)	3	-	-	(1)
Net periodic benefit cost(5)	$296	$233	$207	$182	$202	$223
(1)	In 2011, 2010, and 2009, net periodic benefit cost for U.S pension plans was $190, $155, and $135, respectively.
(2)

In 2011, 2010, and 2009, net periodic benefit cost for other postretirement benefits reflects a reduction of $43, $39, and $42, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D.

(3)	In all periods presented, settlements were due to the payment of significant lump sum benefits and/or purchases of annuity contracts.
(4)	In each period presented, curtailments were due to elimination of benefits, workforce reductions (see Note D), and/or divestitures of the EES business (see Note F).
(5)	Amounts attributed to joint venture partners are not included.

Amounts Expected to be Recognized in Net Periodic Benefit Cost

	Pension benefits	Other postretirement benefits
	2012	2012
Prior service cost (benefit) recognition	$18	$(16)
Net actuarial loss recognition	388	10

Assumptions

Weighted average assumptions used to determine benefit obligations for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

December 31,	2011	2010
Discount rate	4.90%	5.75%
Rate of compensation increase	3.5	3.5

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

The rate of compensation increase is based upon actual experience. For 2012, the rate of compensation increase will be 3.5%, which approximates the five-year average.

Weighted average assumptions used to determine net periodic benefit cost for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

	2011	2010	2009
Discount rate*	5.75%	6.15%	6.40%
Expected long-term rate of return on plan assets	8.50	8.75	8.75
Rate of compensation increase	3.50	3.50	4.00
*	In all periods presented, the respective discount rates were used to determine net periodic benefit cost for most U.S. pension plans for the full annual period. However, the discount rates for a limited number of plans were updated during the respective years to reflect the remeasurement of these plans due to new union labor agreements, settlements, and (or) curtailments. The updated discount rates used were not significantly different from the discount rates presented.

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

For calendar year 2011, management again incorporated both actual historical return information and expected future returns into its analysis. Based on strategic asset allocation changes and estimates of future returns by asset class, management used 8.50% as its expected long-term rate of return for 2011. This rate again falls within the range of the 20-year moving average of actual performance and the expected future return developed by asset class.

For calendar year 2012, management used the same methodology as it did for 2011 and determined that 8.50% will be the expected long-term rate of return.

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

	2011	2010	2009
Health care cost trend rate assumed for next year	6.5%	6.5%	6.5%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2016	2015	2014

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by Alcoa’s other postretirement benefit plans. For 2012, the use of a 6.5% trend rate will continue, reflecting management’s best estimate of the change in future health care costs covered by the plans. The plans’ actual annual health care cost trend experience over the past three years has ranged from (2.1)% to 3.8%. Management does not believe this three-year range is indicative of expected increases for future health care costs over the long-term.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on other postretirement benefit obligations	74	(66)

Plan Assets

Alcoa’s pension and other postretirement plans’ investment policy and weighted average asset allocations at December 31, 2011 and 2010, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy range	2011	2010
Equity securities	20–55%	34%	36%
Debt securities	30–65%	50	52
Other	5–25%	16	12
Total		100%	100%

The principal objectives underlying the investment of the pension and other postretirement plans’ assets are to ensure that Alcoa can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements. Specific objectives for long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities and achieving risk factor diversification across the balance of the asset portfolio. A portion of the assets are matched to the interest rate profile of the benefit obligation through long duration fixed income investments and exposure to broad equity risk has been decreased and diversified through investments in macro hedge funds, equity long and short hedge funds, global and emerging market equities and gold. Investments are further diversified by strategy, asset class, geography, and sector to enhance returns and mitigate downside risk. A large number of external investment managers are used to gain broad exposure to the financial markets and to mitigate manager-concentration risk.

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

Equity Securities. These securities consist of direct investments in the stock of publicly traded companies and are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are generally classified in Level 1. Also, these securities consist of the plans’ share of commingled funds that are invested in the stock of publicly traded companies and are valued at the net asset value of shares held at December 31. As such, these securities are generally included in Level 2. Additionally, these securities include direct investments of private equity and short and long equity hedge funds and are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data. As such, these investments are generally classified as Level 3.

Debt Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures) and are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, a portion of these securities are included in both Level 1 and 2. Also, these securities include cash and cash equivalents, which consist of government securities with maturities less than one year and commingled funds, and are generally valued using quoted prices or observable market data. As such, these funds are included in both Level 1 and 2. Additionally these securities consist of commercial and residential mortgage-backed securities and are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data. As such, these investments are generally classified as Level 3.

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

The following table presents the fair value of pension and other postretirement plans’ assets classified under the appropriate level of the fair value hierarchy:

December 31, 2011	Level 1	Level 2	Level 3	Total
Equity securities*	$941	$1,166	$1,383	$3,490
Debt securities	1,223	3,880	211	5,314
Other investments	295	74	1,166	1,535
Total**	$2,459	$5,120	$2,760	$10,339

December 31, 2010	Level 1	Level 2	Level 3	Total
Equity securities	$1,348	$1,589	$504	$3,441
Debt securities	808	3,922	187	4,917
Other investments	268	52	808	1,128
Total**	$2,424	$5,563	$1,499	$9,486
*	At December 31, 2011, Level 1 equity securities include $36 of Alcoa common stock related to the January 2011 plan contribution (see Funding and Cash Flows section below).

**	As of December 31, 2011, the total fair value of pension and other postretirement plans’ assets excludes a net payable of $20, which represents securities purchased not yet settled less interest and dividends earned on various investments. As of December 31, 2010, the total fair value of pension and other postretirement plans’ assets excludes a net receivable of $23, which represents interest and dividends earned on various investments less securities purchased not yet settled.

Pension and other postretirement benefit plans’ assets classified as Level 3 in the fair value hierarchy represent other investments in which the trustees have used significant unobservable inputs in the valuation model. The following table presents a reconciliation of activity for such investments:

	2011	2010
Balance at beginning of year	$1,499	$920
Realized gains	67	35
Unrealized gains	100	130
Purchases	1,221	497
Sales	(124)	(87)
Issuances	-	-
Settlements	-	-
Foreign currency translation impact	(3)	4
Transfers in and (or) out of Level 3*	-	-
Balance at end of year	$2,760	$1,499
*	In 2011 and 2010, there were no transfers of financial instruments into or out of Level 3

Funding and Cash Flows

It is Alcoa’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws, including the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008 for U.S. plans. From time to time, Alcoa contributes additional amounts as deemed appropriate. In 2011 and 2010, cash contributions to Alcoa’s pension plans were $336 and $113. Also in both 2011 and 2010, Alcoa contributed newly issued shares (see Note R) of its common stock (valued at $600) to a master trust that holds the assets of certain U.S. defined benefit pension plans in a private placement transaction. These shares were issued to satisfy the estimated minimum required funding and to provide additional funding towards maintaining an approximately 80% funded status of Alcoa’s U.S. pension plans. The minimum required contribution to pension plans in 2012 is estimated to be $650, of which $115 is for non-U.S. plans.

Benefit payments expected to be paid to pension and other postretirement benefit plans’ participants and expected Medicare Part D subsidy receipts are as follows:

Year ended December 31,	Pension benefits	Gross Other post- retirement benefits	Medicare Part D subsidy receipts	Net Other post- retirement benefits
2012	$840	$285	$25	$260
2013	850	285	30	255
2014	850	280	30	250
2015	860	275	35	240
2016	870	270	35	235
2017 through 2021	4,470	1,265	190	1,075
	$8,740	$2,660	$345	$2,315

Defined Contribution Plans

Alcoa sponsors savings and investment plans in several countries, including the U.S. and Australia. Expenses related to these plans were $139 in 2011, $119 in 2010, and $97 in 2009. In the U.S., employees may contribute a portion of their compensation to the plans, and Alcoa matches, mostly in company stock, a portion of these contributions. Effective in 2009, employees were permitted to diversify all or any portion of their company stock match. In early 2009, Alcoa suspended employer-matching contributions for U.S. salaried participants for one year.

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

The fair values of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	$56	$48
Foreign exchange contracts	-	2
Interest rate contracts	8	19
Other noncurrent assets:
Aluminum contracts	6	22
Energy contracts	2	9
Interest rate contracts	37	62
Total derivatives designated as hedging instruments	$109	$162
Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	$1	$3
Other noncurrent assets:
Aluminum contracts	5	-
Foreign exchange contracts	1	1
Total derivatives not designated as hedging instruments	$7	$4
Less margin held:
Prepaid expenses and other current assets:
Aluminum contracts	$7	$4
Interest rate contracts	8	13
Other noncurrent assets:
Interest rate contracts	7	2
Sub-total	$22	$19
Total Asset Derivatives	$94	$147
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	$79	$89
Other noncurrent liabilities and deferred credits:
Aluminum contracts	574	647
Total derivatives designated as hedging instruments	$653	$736
Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	$35	$52
Energy contracts	-	62
Other noncurrent liabilities and deferred credits:
Aluminum contracts	22	33
Embedded credit derivative	28	23
Total derivatives not designated as hedging instruments	$85	$170
Less margin posted:
Other current liabilities:
Aluminum contracts	$1	$4
Energy contracts	-	37
Sub-total	$1	$41
Total Liability Derivatives	$737	$865
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The following table shows the net fair values of outstanding derivative contracts at December 31, 2011 and the effect on these amounts of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed at December 31, 2011:

	Fair value asset/(liability)	Index change of + / - 10%
Aluminum contracts	$(648)	$137
Embedded credit derivative	(28)	9
Energy contracts	2	375
Foreign exchange contracts	1	-
Interest rate contracts	30	2

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

Alcoa has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts). For periods beyond the term of quoted market prices for aluminum, Alcoa uses a model that estimates the long-term price of aluminum by extrapolating the 10-year London Metal Exchange (LME) forward curve. For periods beyond the term of quoted market prices for energy, management has developed a forward curve based on independent consultant market research. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3).

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

December 31,	2011	2010
Assets:
Level 1	$57	$76
Level 2	47	81
Level 3	12	9
Margin held*	(22)	(19)
Total	$94	$147
Liabilities:
Level 1	$64	$35
Level 2	44	83
Level 3	630	788
Margin posted*	(1)	(41)
Total	$737	$865

*	Margin held represents cash collateral received related to aluminum contracts included in Level 1 and interest rate contracts included in Level 2 and margin posted represents cash collateral paid related to aluminum contracts included in Level 1. At December 31, 2010, margin posted also represents cash collateral paid related to energy contracts included in Level 3. Alcoa elected to net the margin held and posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis:

	2011	2010
Balance at beginning of year	$779	$831
Total gains or losses (realized and unrealized) included in:
Sales—(decrease)	(63)	(38)
Cost of goods sold—(increase)	(15)	(20)
Other (income) expenses, net—(increase) decrease	(43)	25
Other comprehensive (loss) income—(increase)	(35)	(19)
Purchases, sales, issuances, and settlements*	(5)	-
Transfers into and (or) out of Level 3**	-	-
Balance at end of year	$618	$779
Total gains or losses included in earnings attributable to the change in unrealized gains or losses relating to derivative contracts still held at December 31, 2011 and 2010:
Sales	$-	$-
Cost of goods sold	-	-
Other (income) expenses, net—(increase) decrease	(5)	22
*	In 2011, there was an issuance of a Level 3 financial instrument related to a natural gas supply contract (see below). There were no purchases, sales, or settlements of Level 3 financial instruments in 2011 and 2010.

**	In 2011 and 2010, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $618 and $779 as of December 31, 2011 and 2010, respectively. These losses were mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

In 2011, Alcoa entered into a six-year natural gas supply contract, which has an LME-linked ceiling. This contract is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. At inception, this contract had a fair value of $5. Unrealized gains and losses from this contract were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses will be included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases are made under the contract.

Also, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Transactions involving on-peak power are observable as there is an active market. However, there are certain off-peak times when there is not an actively traded market for electricity. Therefore, management utilizes market prices, historical relationships, and various forecast services to determine the fair value. Management utilizes these same valuation techniques for an existing power contract associated with a smelter in the U.S. that no longer qualified for the normal purchase normal sale exception under derivative accounting in late 2009. Unrealized gains and losses for this physical power contract were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting near the end of 2009. Realized gains and losses of this financial contract were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. In periods prior to January 1, 2010, unrealized gains and losses were included in Other comprehensive (loss) income; in periods subsequent to December 31, 2009, such changes were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations. Both the physical power contract and the financial contract related to this U.S. smelter expired in September 2011.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The gain or loss on the hedged items are included in the same line items as the loss or gain on the related derivative contracts as follows (there were no contracts that ceased to qualify as a fair value hedge in 2011, 2010, or 2009):

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		2011	2010	2009
Aluminum contracts	Sales	$(126)	$38	$214
Interest rate contracts	Interest expense	64	90	61
Total		$(62)	$128	$275

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		2011	2010	2009
Aluminum contracts	Sales	$133	$(41)	$(227)
Interest rate contracts	Interest expense	(31)	(62)	(61)
Total		$102	$(103)	$(288)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of December 31, 2011, Alcoa had 419 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2012 to 2014.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of December 31, 2011, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $515 of debt through 2018 (see Note K). In 2011, Alcoa terminated interest rate swaps with a notional amount of $550 in conjunction with the early retirement of the related debt (see Note K). At the time of termination, the swaps were “in-the-money” resulting in a gain of $33, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations. In 2010, Alcoa terminated all or a portion of various interest rate swaps with a notional amount of $825 in conjunction with the early retirement of the related debt (see Note K). At the time of termination, the swaps were “in-the-money” resulting in a gain of $28, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*			Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Aluminum contracts	$72	$(6)	$(589)	Sales	$(114)	$(106)	$(4)	Other (income) expenses, net	$2	$-	$3
Aluminum contracts	-	-	13	Other (income) expenses, net	-	-	49	Other (income) expenses, net	-	-	-
Energy contracts	(3)	(10)	(29)	Cost of goods sold	(8)	(25)	(37)	Other (income) expenses, net	-	-	-
Foreign exchange contracts	1	(3)	(2)	Sales	4	(6)	3	Other (income) expenses, net	-	-	-
Interest rate contracts	(2)	(1)	-	Interest expense	-	(1)	-	Other (income) expenses, net	-	-	-
Interest rate contracts	(5)	(1)	(2)	Other (income) expenses, net	(3)	-	-	Other (income) expenses, net	-	-	-
Total	$63	$(21)	$(609)		$(121)	$(138)	$11		$2	$-	$3
*	Assuming market rates remain constant with the rates at December 31, 2011, a gain of $22 is expected to be recognized in earnings over the next 12 months.

**	In 2011, 2010, and 2009, the amount of gain or (loss) recognized in earnings represents $(1), less than $1, and $3, respectively, related to the ineffective portion of the hedging relationships. There was also $3 recognized in earnings related to the amount excluded from the assessment of hedge effectiveness in 2011.

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

On March 31, 2009, Alcoa acquired an embedded derivative in a power contract, which is linked to the LME, in the Elkem transaction (see Note F).

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of December 31, 2011, 2010, or 2009. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts covered periods consistent with known or expected exposures through 2011. On March 31, 2009, Alcoa acquired foreign currency derivatives in the Elkem transaction (see Note F) which covered anticipated foreign currency exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

December 31,	2011	2010
Aluminum contracts (kmt)	1,294	1,285
Energy contracts (electricity—megawatt hours)	100,578,295	100,578,295
Foreign exchange contracts	$-	$20

Other

Alcoa has also entered into certain derivatives to minimize its price risk related to other customer sales and pricing arrangements. Alcoa has not qualified these contracts for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		2011	2010	2009
Aluminum contracts	Sales	$(13)	$5	$(9)
Aluminum contracts	Other (income) expenses, net	13	(18)	(38)
Embedded credit derivative	Other (income) expenses, net	(5)	(2)	-
Energy contract	Other (income) expenses, net	47	(23)	(30)
Foreign exchange contracts	Other (income) expenses, net	(3)	6	6
Total		$39	$(32)	$(71)

The embedded credit derivative relates to a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies. If the counterparty’s lowest credit rating is greater than one rating category above Alcoa’s credit ratings, an independent investment banker would be consulted to determine a hypothetical interest rate for both parties. The two interest rates would be netted and the resulting difference would be multiplied by Alcoa’s equivalent percentage of the outstanding principal of the counterparty’s debt obligation as of December 31 of the year preceding the calculation date. This differential would be added to the cost of power in the period following the calculation date.

In late 2009, an existing power contract associated with a smelter in the U.S. no longer qualified for the normal purchase normal sale exception under derivative accounting. The change in the classification of this contract was due to the fact that Alcoa negotiated a new power contract that did not replace the existing contract, resulting in Alcoa receiving more power than it requires for this smelter (the terms of the new power contract were favorable compared to the existing power contract and management determined that is was beneficial to enter into the new contract while fulfilling its obligation under the existing contract as opposed to waiting closer to the end of the existing contract to negotiate a new power contract). As a result, the existing contract was required to be accounted for as a derivative. Under the derivative classification, this contract did not qualify as a fair value or cash flow hedge. Additionally, a financial contract related to the same U.S. smelter utilized by management to hedge the price of electricity of the aforementioned power contract no longer qualified for cash flow hedge accounting. As such, the existing power contract and the financial contract were marked to market through earnings beginning in December 2009. Alcoa’s obligations under the existing power contract and financial contract expired in September 2011.

In 2009, Alcoa entered into a forward contract to purchase $57 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments. The carrying values and fair values of Alcoa’s other financial instruments were as follows:

December 31,	2011		2010
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,939	$1,939	$1,543	$1,543
Restricted cash	25	25	1	1
Noncurrent receivables	30	30	23	23
Available-for-sale securities	92	92	93	93
Short-term borrowings	62	62	92	92
Commercial paper	224	224	-	-
Long-term debt due within one year	445	445	231	231
Long-term debt, less amount due within one year	8,640	9,274	8,842	9,882

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

Y. Subsequent Events

Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.

In January 2012, Alcoa repaid the $322 in outstanding principal of its 6% Notes as scheduled using available cash on hand.

Also in January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. The purpose of any borrowings under all four arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($95 was contributed in January 2012). The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 3-month LIBOR plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility. This borrowing is subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. The two term loans mature in July 2012 and the two revolving credit facilities expire in December 2012. The covenants contained in all four arrangements are the same as Alcoa’s Credit Agreement (see Note K).

Furthermore in January 2012, Alcoa’s subsidiary, Alumínio, borrowed $280 in new loans with a weighted-average interest rate of 2.32% and a weighted-average maturity of 172 days from two financial institutions. The purpose of these borrowings is to support Alumínio’s export operations.

Supplemental Financial Information (unaudited)

Quarterly Data

(in millions, except per-share amounts)

	First	Second	Third	Fourth	Year
2011
Sales	$5,958	$6,585	$6,419	$5,989	$24,951

Amounts attributable to Alcoa common shareholders:
Income (loss) from continuing operations	$309	$326	$172	$(193)	$614
(Loss) income from discontinued operations	(1)	(4)	-	2	(3)
Net income (loss)	$308	$322	$172	$(191)	$611
Earnings per share attributable to Alcoa common shareholders*:
Basic:
Income (loss) from continuing operations	$0.29	$0.31	$0.16	$(0.18)	$0.58
(Loss) income from discontinued operations	-	(0.01)	-	-	(0.01)
Net income (loss)	$0.29	$0.30	$0.16	$(0.18)	$0.57
Diluted:
Income (loss) from continuing operations	$0.27	$0.28	$0.15	$(0.18)	$0.55
(Loss) income from discontinued operations	-	-	-	-	-
Net income (loss)	$0.27	$0.28	$0.15	$(0.18)	$0.55
2010
Sales	$4,887	$5,187	$5,287	$5,652	$21,013

Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(194)	$137	$61	$258	$262
Loss from discontinued operations	(7)	(1)	-	-	(8)
Net (loss) income	$(201)	$136	$61	$258	$254
Earnings per share attributable to Alcoa common shareholders*:
Basic:
(Loss) income from continuing operations	$(0.19)	$0.13	$0.06	$0.25	$0.25
Loss from discontinued operations	(0.01)	-	-	-	-
Net (loss) income	$(0.20)	$0.13	$0.06	$0.25	$0.25
Diluted:
(Loss) income from continuing operations	$(0.19)	$0.13	$0.06	$0.24	$0.25
Loss from discontinued operations	(0.01)	-	-	-	(0.01)
Net (loss) income	$(0.20)	$0.13	$0.06	$0.24	$0.24
*	Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 74.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page 75.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Item 1 —Election of Directors” of the Proxy Statement and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers of the Registrant”.

The information required by Item 405 of Regulation S-K is contained under the caption “Alcoa Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated by reference.

The company’s Code of Ethics for the CEO, CFO and Other Financial Professionals is publicly available on the company’s Internet website at http://www.alcoa.com under the section “About Alcoa — Corporate Governance.” The remaining information required by Item 406 of Regulation S-K is contained under the captions “Corporate Governance” and “Corporate Governance — Business Conduct Policies and Code of Ethics” of the Proxy Statement and is incorporated by reference.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Nominating Candidates for Election to the Board” and “Corporate Governance — Committees of the Board — Audit Committee” of the Proxy Statement and is incorporated by reference.

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “— Compensation Committee Report”), “Director Compensation for 2011”, and “Corporate Governance — Recovery of Incentive Compensation” of the Proxy Statement. Such information is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Compensation Committee Report” of the Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	56,066,741	[1]	$17.41	36,491,489	[2]
Equity compensation plans not approved by security holders	0		0	0
Total	56,066,741	[1]	$17.41	36,491,489	[2]

[1]

Includes the 2009 Alcoa Stock Incentive Plan (approved by shareholders in May 2009) (2009 ASIP), 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP), Alcoa Stock Incentive Plan (approved by shareholders in 1999) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:

•	39,963,475 stock options

•	6,790,799 performance options

•	6,397,724 restricted share units

•	2,914,743 performance share awards (1,275,230 granted at target)

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

The information required by Item 403 of Regulation S-K is contained under the captions “Alcoa Stock Ownership—Stock Ownership of Certain Beneficial Owners” and “—Stock Ownership of Directors and Executive Officers” of the Proxy Statement and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “Compensation Committee Report”), “Corporate Governance—Transactions with Directors’ Companies” and “Transactions with Related Persons” of the Proxy Statement and is incorporated by reference.

The information required by Item 407(a) of Regulation S-K regarding director independence is contained under the captions “Item 1—Election of Directors,” “Corporate Governance,” “Corporate Governance—Where to Find Corporate Governance Information,” “Corporate Governance—Director Independence,” “Corporate Governance—Committees of the Board” and “Corporate Governance—Transactions with Directors’ Companies” and “Transactions with Related Persons” of the Proxy Statement and is incorporated by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2—Proposal to Ratify the Independent Auditor—Audit and Non-Audit Fees” and “ 2012 Report of the Audit Committee” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures adopted by the Audit Committee for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 75 through 153 of this report.

(2) Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

Exhibit Number	Description*
3(a).	Articles of the Registrant as amended April 2010, incorporated by reference to exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010.

3(b).	By-Laws of the Registrant, as amended effective January 20, 2012, incorporated by reference to exhibit 3 to the company’s Current Report on Form 8-K dated January 26, 2012.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4(c)(1).	First Supplemental Indenture, dated as of January 25, 2007, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 25, 2007.

4(c)(2).	Second Supplemental Indenture, dated as of July 15, 2008, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4(c) to the company’s Current Report on Form 8-K dated July 15, 2008.

4(c)(3).	Third Supplemental Indenture, dated as of March 24, 2009, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 24, 2009.

4(d).	Form of 5.55% Notes Due 2017, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(e).	Form of 5.90% Notes Due 2027, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(f).	Form of 5.95% Notes Due 2037, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(g).	Form of 6.00% Notes Due 2013, incorporated by reference to exhibit 4(a) to the company’s Current Report on Form 8-K dated July 15, 2008.

4(h).	Form of 6.75% Notes Due 2018, incorporated by reference to exhibit 4(b) to the company’s Current Report on Form 8-K dated July 15, 2008.

4(i).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 24, 2009.

4(j).	Form of 6.150% Notes due 2020, incorporated by reference to exhibit 4 to the company’s Current Report on Form 8-K dated August 3, 2010.

4(k).	Form of 5.40% Notes due 2021, incorporated by reference to Exhibit 4 to the company’s Current Report on Form 8-K, dated April 21, 2011

4(l).	Alcoa Retirement Savings Plan for Fastener Systems and Commercial Windows Employees, incorporated by reference to exhibit 4(c) to the company’s Form S-8 Registration Statement dated November 23, 2010.

4(m).	Alcoa Retirement Savings Plan for Mill Products Employees, incorporated by reference to exhibit 4(d) to the company’s Form S-8 Registration Statement dated November 23, 2010.

4(n).	Alcoa Retirement Savings Plan for Bargaining Employees, incorporated by reference to exhibit 4(a) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

4(o).	Alcoa Retirement Savings Plan for Salaried Employees, incorporated by reference to exhibit 4(b) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

4(p).	Alcoa Retirement Savings Plan for Hourly Non-Bargaining Employees, incorporated by reference to exhibit 4(c) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2006.

10(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(g).	Five-Year Revolving Credit Agreement, dated as of July 25, 2011, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated July 28, 2011.

10(h).	Aluminum Project Framework Shareholders’ Agreement, dated December 20, 2009, between Alcoa Inc. and Saudi Arabian Mining Company (Ma’aden), incorporated by reference to exhibit 10(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(h)(1).	First Supplemental Agreement, dated March 30, 2010, to the Aluminium Project Framework Shareholders Agreement, dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc., incorporated by reference to exhibit 10(c) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(i).	Closing Memorandum, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(i)(1).	Parent Guarantee, dated December 20, 2009, between Abdullah Abunayyan Trading Corp. and Alcoa Inc., incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(i)(2).	Parent Guarantee, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(j).	Purchase Agreement, dated March 30, 2010, between Alcoa Inc., Aluminum Financing Limited, and Abdullah Abunayyan Trading Corp., incorporated by reference to exhibit 10(d) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(k).	Registration Rights Agreement, dated as of January 24, 2011, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated January 24, 2011.

10(l).	Employees’ Excess Benefits Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(l)(1).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10(l)(2).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10(l)(3).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 31, 2007, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(l)(4).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 29, 2008, incorporated by reference to exhibit 10(j)(4) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(l)(5).	Amendment to Employees’ Excess Benefits Plan A, effective December 18, 2009, incorporated by reference to exhibit 10(m)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(l)(6).	Amendment to Employees’ Excess Benefits Plan A, effective January 1, 2011, incorporated by reference to exhibit 10(n)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(l)(7).	Amendment to Employees’ Excess Benefits Plan A, effective January 1, 2012.

10(m).	Alcoa Internal Revenue Code Section 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Attachment D to the company’s Definitive Proxy Statement on Form DEF 14A, filed March 7, 2011.

10(n).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(n)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(n)(2).	Amendment to Incentive Compensation Plan of Alcoa Inc., effective December 18, 2009, incorporated by reference to exhibit 10(n)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(o).	Employees’ Excess Benefits Plan, Plan C, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(o)(1).	Amendments to Employees’ Excess Benefits Plan, Plan C, effective December 29, 2008, incorporated by reference to exhibit 10(l)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(o)(2).	Amendment to Employees’ Excess Benefits Plan C, effective December 18, 2009, incorporated by reference to exhibit 10(o)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(o)(3).	Amendment to Employees’ Excess Benefits Plan C, effective January 1, 2011, incorporated by reference to exhibit 10(p)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(o)(4).	Amendment to Employees’ Excess Benefits Plan C, effective January 1, 2012.

10(p).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10(q).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(q)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(r).	Description of Changes to Non-Employee Director Compensation and Stock Ownership Guidelines, effective January 1, 2011, incorporated by reference to exhibit 10(b) to company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10(s).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(s)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(s)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(t).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(t)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(t)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(t)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(t)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(t)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10(t)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(t)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007 incorporated by reference to exhibit 10(p)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(t)(8).	Amendments to Deferred Compensation Plan, effective December 29, 2008, incorporated by reference to exhibit 10(p)(8) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(t)(9).	Amendment to Deferred Compensation Plan, effective April 1, 2009, incorporated by reference to exhibit 10(s)(9) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(t)(10).	Amendment to Deferred Compensation Plan, effective December 18, 2009, incorporated by reference to exhibit 10(s)(10) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(t)(11).	Amendment to Deferred Compensation Plan, effective January 1, 2011, incorporated by reference to exhibit 10(u)(11) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(u).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(v).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(w).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10(x).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(y).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009.

10(y)(1).	Amended and Restated 2009 Alcoa Stock Incentive Plan, dated February 15, 2011, incorporated by reference to exhibit 10(z)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(z).	Terms and Conditions for Special Retention Awards under the 2009 Alcoa Stock Incentive Plan, effective January 1, 2010, incorporated by reference to exhibit 10(e) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(aa).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(u) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(aa)(1).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 29, 2008, incorporated by reference to exhibit 10(u)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(aa)(2).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 16, 2009, incorporated by reference to exhibit 10(y)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(aa)(3).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 18, 2009, incorporated by reference to exhibit 10(y)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(aa)(4).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2011, incorporated by reference to exhibit 10(bb)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(aa)(5).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2012.

10(bb).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(cc).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007, incorporated by reference to exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(cc)(1).	Amendment to Alcoa Inc. Change in Control Severance Plan, effective December 16, 2009, incorporated by reference to exhibit 10(bb)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(dd).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ee).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ff).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(gg).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(hh).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ii).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(jj).	2005 Deferred Fee Plan for Directors, as amended, effective May 5, 2011, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(kk).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10(kk)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10(kk)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(kk)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(kk)(4).	Amendments to Global Pension Plan, effective December 29, 2008, incorporated by reference to exhibit 10(ff)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(kk)(5).	Amendments to Global Pension Plan, effective July 1, 2009, incorporated by reference to exhibit 10(jj)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(kk)(6).	Amendments to Global Pension Plan, effective December 18, 2009, incorporated by reference to exhibit 10(jj)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(kk)(7).	Amendment to Global Pension Plan, effective January 1, 2011, incorporated by reference to exhibit 10(mm)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(ll).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(ll)(1).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Charles D. McLane, Jr., incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(ll)(2).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Helmut Wieser, incorporated by reference to exhibit 10(gg)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(ll)(3).	Description of Additional Executive Severance Benefit for Helmut Wieser, effective December 1, 2011.

10(ll)(4).	Executive Severance Agreement, effective July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10(ll)(5).	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad, incorporated by reference to exhibit 10 to company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10(ll)(6).	Form of Executive Severance Agreement between the company and new officers entered into after July 22, 2010, incorporated by reference to exhibit 10(a) to company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10(mm).	Consulting Agreement, dated February 22, 2010, between Alcoa Inc. and Bernt Reitan, effective August 1, 2010, incorporated by reference to exhibit 10(b) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(nn).	Description of Non-Employee Director Compensation incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10(oo).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(pp).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(qq).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(rr).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(ss).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated May 13, 2009.

10(tt).	Terms and Conditions for Stock Options, effective January 1, 2011, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(uu).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009.

10(vv).	Terms and Conditions for Restricted Share Units, effective January 1, 2011, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(ww).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(xx).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(xx)(1).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective December 18, 2009, incorporated by reference to exhibit 10(tt)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(xx)(2).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective January 1, 2012.

10(yy).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(zz).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(aaa).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007, incorporated by reference to exhibit 10(tt) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(bbb).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007, incorporated by reference to exhibit 10(vv) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2006.

10(ccc).	Description of Terms of Relocation for John Thuestad, effective June 15, 2011, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(ddd).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10(eee).	Letter Agreement, effective July 24, 2009, between Franklin A. Thomas, Lead Director, and Alain J. P. Belda, Chairman of the Board, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated July 29, 2009.

10(fff).	Employment Offer Letter, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10(ggg).	Director Plan: You Make a Difference Award, incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(hhh).	Form of Award Agreement for Stock Options, effective January 1, 2010, incorporated by reference to exhibit 10(ddd) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.	Mine Safety Disclosure.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit Nos. 10(l) through 10(hhh) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

ALCOA INC.

February 16, 2012	By	/s/ Graeme W. Bottger
Graeme W. Bottger
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Kleinfeld Klaus Kleinfeld	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	February 16, 2012

/s/ Charles D. McLane, Jr. Charles D. McLane, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2012

Arthur D. Collins, Jr., Kathryn S. Fuller, Judith M. Gueron, Michael G. Morris, E. Stanley O’Neal, James W. Owens, Patricia F. Russo, Ratan N. Tata and Ernesto Zedillo, each as a Director, on February 16, 2012, by Donna C. Dabney, their Attorney-in-Fact.*

*By	/s/ Donna C. Dabney
Donna C. Dabney Attorney-in-Fact