Form 10-K/A
period 2011-12-31
ALCOA INC
filed 2012-02-28
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Alcoa Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 16, 2012 (the “Original Filing”), for the sole purpose of inserting the conformed signatures of the applicable members of the Registrant’s Board of Directors on the power of attorney filed as Exhibit 24. Such conformed signatures were inadvertently omitted from the electronic version of Exhibit 24 filed with the Original Filing, although the Registrant had manually signed copies of the power of attorney in its possession when the Original Filing was made. This Form 10-K/A sets forth the complete text of (1) the exhibit listing in Part IV, Item 15. Exhibits, Financial Statement Schedules, section (a)(3) Exhibits, which is unchanged, and (2) Exhibit 24.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits.

Exhibit Number	Description*
3(a).	Articles of the Registrant as amended April 2010, incorporated by reference to exhibit 3(a) to the company’s Current Report on Form 8-K dated April 27, 2010.

3(b).	By-Laws of the Registrant, as amended effective January 20, 2012, incorporated by reference to exhibit 3 to the company’s Current Report on Form 8-K dated January 26, 2012.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4(c)(1).	First Supplemental Indenture, dated as of January 25, 2007, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 25, 2007.

4(c)(2).	Second Supplemental Indenture, dated as of July 15, 2008, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4(c) to the company’s Current Report on Form 8-K dated July 15, 2008.

4(c)(3).	Third Supplemental Indenture, dated as of March 24, 2009, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the company’s Current Report on Form 8-K dated March 24, 2009.

4(d).	Form of 5.55% Notes Due 2017, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(e).	Form of 5.90% Notes Due 2027, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(f).	Form of 5.95% Notes Due 2037, incorporated by reference to exhibit 4(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(g).	Form of 6.00% Notes Due 2013, incorporated by reference to exhibit 4(a) to the company’s Current Report on Form 8-K dated July 15, 2008.

4(h).	Form of 6.75% Notes Due 2018, incorporated by reference to exhibit 4(b) to the company’s Current Report on Form 8-K dated July 15, 2008.

4(i).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the company’s Current Report on Form 8-K dated March 24, 2009.

4(j).	Form of 6.150% Notes due 2020, incorporated by reference to exhibit 4 to the company’s Current Report on Form 8-K dated August 3, 2010.

4(k).	Form of 5.40% Notes due 2021, incorporated by reference to Exhibit 4 to the company’s Current Report on Form 8-K, dated April 21, 2011

4(l).	Alcoa Retirement Savings Plan for Fastener Systems and Commercial Windows Employees, incorporated by reference to exhibit 4(c) to the company’s Form S-8 Registration Statement dated November 23, 2010.

4(m).	Alcoa Retirement Savings Plan for Mill Products Employees, incorporated by reference to exhibit 4(d) to the company’s Form S-8 Registration Statement dated November 23, 2010.

4(n).	Alcoa Retirement Savings Plan for Bargaining Employees, incorporated by reference to exhibit 4(a) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

4(o).	Alcoa Retirement Savings Plan for Salaried Employees, incorporated by reference to exhibit 4(b) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

4(p).	Alcoa Retirement Savings Plan for Hourly Non-Bargaining Employees, incorporated by reference to exhibit 4(c) to the company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2006.

10(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(g).	Five-Year Revolving Credit Agreement, dated as of July 25, 2011, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated July 28, 2011.

10(h).	Aluminum Project Framework Shareholders’ Agreement, dated December 20, 2009, between Alcoa Inc. and Saudi Arabian Mining Company (Ma’aden), incorporated by reference to exhibit 10(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(h)(1).	First Supplemental Agreement, dated March 30, 2010, to the Aluminium Project Framework Shareholders Agreement, dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc., incorporated by reference to exhibit 10(c) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(i).	Closing Memorandum, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(i)(1).	Parent Guarantee, dated December 20, 2009, between Abdullah Abunayyan Trading Corp. and Alcoa Inc., incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(i)(2).	Parent Guarantee, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(j).	Purchase Agreement, dated March 30, 2010, between Alcoa Inc., Aluminum Financing Limited, and Abdullah Abunayyan Trading Corp., incorporated by reference to exhibit 10(d) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(k).	Registration Rights Agreement, dated as of January 24, 2011, by and between Alcoa Inc. and Evercore Trust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in the Alcoa Master Retirement Plans Trust, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated January 24, 2011.

10(l).	Employees’ Excess Benefits Plan, Plan A, incorporated by reference to exhibit 10(b) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(l)(1).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10(l)(2).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10(l)(3).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 31, 2007, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(l)(4).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 29, 2008, incorporated by reference to exhibit 10(j)(4) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(l)(5).	Amendment to Employees’ Excess Benefits Plan A, effective December 18, 2009, incorporated by reference to exhibit 10(m)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(l)(6).	Amendment to Employees’ Excess Benefits Plan A, effective January 1, 2011, incorporated by reference to exhibit 10(n)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(l)(7).	Amendment to Employees’ Excess Benefits Plan A, effective January 1, 2012.

10(m).	Alcoa Internal Revenue Code Section 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Attachment D to the company’s Definitive Proxy Statement on Form DEF 14A, filed March 7, 2011.

10(n).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(n)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(n)(2).	Amendment to Incentive Compensation Plan of Alcoa Inc., effective December 18, 2009, incorporated by reference to exhibit 10(n)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(o).	Employees’ Excess Benefits Plan, Plan C, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(l) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(o)(1).	Amendments to Employees’ Excess Benefits Plan, Plan C, effective December 29, 2008, incorporated by reference to exhibit 10(l)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(o)(2).	Amendment to Employees’ Excess Benefits Plan C, effective December 18, 2009, incorporated by reference to exhibit 10(o)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(o)(3).	Amendment to Employees’ Excess Benefits Plan C, effective January 1, 2011, incorporated by reference to exhibit 10(p)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(o)(4).	Amendment to Employees’ Excess Benefits Plan C, effective January 1, 2012.

10(p).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10(q).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(q)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(r).	Description of Changes to Non-Employee Director Compensation and Stock Ownership Guidelines, effective January 1, 2011, incorporated by reference to exhibit 10(b) to company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10(s).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(s)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(s)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(t).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(t)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(t)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(t)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(t)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(t)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10(t)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(t)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007 incorporated by reference to exhibit 10(p)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(t)(8).	Amendments to Deferred Compensation Plan, effective December 29, 2008, incorporated by reference to exhibit 10(p)(8) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(t)(9).	Amendment to Deferred Compensation Plan, effective April 1, 2009, incorporated by reference to exhibit 10(s)(9) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(t)(10).	Amendment to Deferred Compensation Plan, effective December 18, 2009, incorporated by reference to exhibit 10(s)(10) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(t)(11).	Amendment to Deferred Compensation Plan, effective January 1, 2011, incorporated by reference to exhibit 10(u)(11) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(u).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(v).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(w).	Form of Indemnity Agreement between the company and individual directors or officers, incorporated by reference to exhibit 10(j) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10(x).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(y).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009.

10(y)(1).	Amended and Restated 2009 Alcoa Stock Incentive Plan, dated February 15, 2011, incorporated by reference to exhibit 10(z)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(z).	Terms and Conditions for Special Retention Awards under the 2009 Alcoa Stock Incentive Plan, effective January 1, 2010, incorporated by reference to exhibit 10(e) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(aa).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(u) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(aa)(1).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 29, 2008, incorporated by reference to exhibit 10(u)(1) to company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(aa)(2).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 16, 2009, incorporated by reference to exhibit 10(y)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(aa)(3).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 18, 2009, incorporated by reference to exhibit 10(y)(3) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(aa)(4).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2011, incorporated by reference to exhibit 10(bb)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(aa)(5).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2012.

10(bb).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(cc).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007, incorporated by reference to exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(cc)(1).	Amendment to Alcoa Inc. Change in Control Severance Plan, effective December 16, 2009, incorporated by reference to exhibit 10(bb)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(dd).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ee).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ff).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(gg).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(hh).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ii).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(jj).	2005 Deferred Fee Plan for Directors, as amended, effective May 5, 2011, incorporated by reference to exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(kk).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10(kk)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10(kk)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(kk)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(kk)(4).	Amendments to Global Pension Plan, effective December 29, 2008, incorporated by reference to exhibit 10(ff)(4) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(kk)(5).	Amendments to Global Pension Plan, effective July 1, 2009, incorporated by reference to exhibit 10(jj)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(kk)(6).	Amendments to Global Pension Plan, effective December 18, 2009, incorporated by reference to exhibit 10(jj)(6) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(kk)(7).	Amendment to Global Pension Plan, effective January 1, 2011, incorporated by reference to exhibit 10(mm)(7) to the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(ll).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(ll)(1).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Charles D. McLane, Jr., incorporated by reference to exhibit 10(gg)(2) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(ll)(2).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Helmut Wieser, incorporated by reference to exhibit 10(gg)(5) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(ll)(3).	Description of Additional Executive Severance Benefit for Helmut Wieser, effective December 1, 2011.

10(ll)(4).	Executive Severance Agreement, effective July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10(ll)(5).	Executive Severance Agreement, dated February 19, 2010, between Alcoa Inc. and John Thuestad, incorporated by reference to exhibit 10 to company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10(ll)(6).	Form of Executive Severance Agreement between the company and new officers entered into after July 22, 2010, incorporated by reference to exhibit 10(a) to company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10(mm).	Consulting Agreement, dated February 22, 2010, between Alcoa Inc. and Bernt Reitan, effective August 1, 2010, incorporated by reference to exhibit 10(b) to company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(nn).	Description of Non-Employee Director Compensation incorporated by reference to exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10(oo).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(pp).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(qq).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(rr).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(ss).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the company’s Current Report on Form 8-K dated May 13, 2009.

10(tt).	Terms and Conditions for Stock Options, effective January 1, 2011, incorporated by reference to exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(uu).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009.

10(vv).	Terms and Conditions for Restricted Share Units, effective January 1, 2011, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(ww).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(xx).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(xx)(1).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective December 18, 2009, incorporated by reference to exhibit 10(tt)(1) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(xx)(2).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective January 1, 2012.

10(yy).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(zz).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(aaa).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007, incorporated by reference to exhibit 10(tt) to the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(bbb).	Summary of Terms of Relocation for Helmut Wieser, effective January 1, 2007, incorporated by reference to exhibit 10(vv) to the company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2006.

10(ccc).	Description of Terms of Relocation for John Thuestad, effective June 15, 2011, incorporated by reference to exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(ddd).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10(eee).	Letter Agreement, effective July 24, 2009, between Franklin A. Thomas, Lead Director, and Alain J. P. Belda, Chairman of the Board, incorporated by reference to exhibit 10 to the company’s Current Report on Form 8-K dated July 29, 2009.

10(fff).	Employment Offer Letter, dated July 28, 2009, between Alcoa Inc. and Nicholas J. DeRoma, incorporated by reference to exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10(ggg).	Director Plan: You Make a Difference Award, incorporated by reference to exhibit 10(uu) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10(hhh).	Form of Award Agreement for Stock Options, effective January 1, 2010, incorporated by reference to exhibit 10(ddd) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

24.**	Power of Attorney for certain directors.

31.**	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.	Mine Safety Disclosure.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit Nos. 10(l) through 10(hhh) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
**	Filed herewith.

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

ALCOA INC.

February 28, 2012	By	/s/ Graeme W. Bottger
Graeme W. Bottger
Vice President and Controller