Form 10-Q
period 2012-03-31
ALCOA INC
filed 2012-04-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 20, 2012, 1,066,703,047 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2012	2011

Sales (H)	$6,006	$5,958

Cost of goods sold (exclusive of expenses below)	5,098	4,715
Selling, general administrative, and other expenses	241	245
Research and development expenses	43	43
Provision for depreciation, depletion, and amortization	369	361
Restructuring and other charges (C)	10	6
Interest expense	123	111
Other income, net (G)	(16)	(28)

Total costs and expenses	5,868	5,453

Income from continuing operations before income taxes	138	505
Provision for income taxes	39	138

Income from continuing operations	99	367
Loss from discontinued operations	—	(1)

Net income	99	366

Less: Net income attributable to noncontrolling interests	5	58

NET INCOME ATTRIBUTABLE TO ALCOA	$94	$308

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
Income from continuing operations	$94	$309
Loss from discontinued operations	—	(1)

Net income	$94	$308

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (I):
Basic:
Income from continuing operations	$0.09	$0.29
Loss from discontinued operations	—	—

Net income	$0.09	$0.29

Diluted:
Income from continuing operations	$0.09	$0.27
Loss from discontinued operations	—	—

Net income	$0.09	$0.27

Dividends paid per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2012	2011	2012	2011	2012	2011

Net income	$94	$308	$5	$58	$99	$366

Other comprehensive income, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	56	37	2	1	58	38
Foreign currency translation adjustments	244	368	65	74	309	442
Unrealized gains on available-for-sale securities:
Unrealized holding gains	2	—	—	—	2	—
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	2	—	—	—	2	—

Unrecognized losses on derivatives (L):
Net change from periodic revaluations	(82)	(188)	(2)	—	(84)	(188)
Net amount reclassified to earnings	1	40	—	—	1	40

Net change in unrecognized losses on derivatives	(81)	(148)	(2)	—	(83)	(148)

Total Other comprehensive income, net of tax	221	257	65	75	286	332

Comprehensive income	$315	$565	$70	$133	$385	$698

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,749	$1,939
Receivables from customers, less allowances of $45 in 2012 and $46 in 2011 (J)	1,526	1,571
Other receivables (J)	587	371
Inventories (D)	3,097	2,899
Prepaid expenses and other current assets	924	933

Total current assets	7,883	7,713

Properties, plants, and equipment	38,429	37,820
Less: accumulated depreciation, depletion, and amortization	18,813	18,404

Properties, plants, and equipment, net	19,616	19,416

Goodwill	5,271	5,251
Investments	1,750	1,626
Deferred income taxes	3,615	3,546
Other noncurrent assets	2,568	2,568

Total assets	$40,703	$40,120

LIABILITIES
Current liabilities:
Short-term borrowings (E)	$722	$62
Commercial paper	275	224
Accounts payable, trade	2,734	2,692
Accrued compensation and retirement costs	909	985
Taxes, including income taxes	479	438
Other current liabilities	1,045	1,167
Long-term debt due within one year (E)	128	445

Total current liabilities	6,292	6,013

Long-term debt, less amount due within one year	8,618	8,640
Accrued pension benefits	3,059	3,261
Accrued other postretirement benefits	2,560	2,583
Other noncurrent liabilities and deferred credits	2,548	2,428

Total liabilities	23,077	22,925

CONTINGENCIES AND COMMITMENTS

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock	1,178	1,178
Additional capital	7,523	7,561
Retained earnings	11,690	11,629
Treasury stock, at cost	(3,898)	(3,952)
Accumulated other comprehensive loss	(2,406)	(2,627)

Total Alcoa shareholders’ equity	14,142	13,844

Noncontrolling interests	3,484	3,351

Total equity	17,626	17,195

Total liabilities and equity	$40,703	$40,120

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2012	2011
CASH FROM OPERATIONS
Net income	$99	$366
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	369	361
Deferred income taxes	(100)	(119)
Equity income, net of dividends	(8)	(4)
Restructuring and other charges (C)	10	6
Net loss from investing activities – asset sales (G)	2	1
Loss from discontinued operations	—	1
Stock-based compensation	19	23
Excess tax benefits from stock-based payment arrangements	(1)	(5)
Other	19	6
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(139)	(406)
(Increase) in inventories	(153)	(356)
Decrease (increase) in prepaid expenses and other current assets	5	(71)
Increase in accounts payable, trade	3	111
(Decrease) in accrued expenses	(236)	(267)
Increase in taxes, including income taxes	41	133
Pension contributions	(213)	(31)
(Increase) in noncurrent assets	(39)	(60)
Increase in noncurrent liabilities	88	76
(Increase) in net assets held for sale	(2)	—

CASH USED FOR CONTINUING OPERATIONS	(236)	(235)
CASH USED FOR DISCONTINUED OPERATIONS	—	(1)

CASH USED FOR OPERATIONS	(236)	(236)

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	(10)	129
Net change in commercial paper	51	—
Additions to debt (original maturities greater than three months) (E)	730	5
Debt issuance costs	(3)	—
Payments on debt (original maturities greater than three months) (E)	(414)	(33)
Proceeds from exercise of employee stock options	8	28
Excess tax benefits from stock-based payment arrangements	1	5
Dividends paid to shareholders	(33)	(33)
Distributions to noncontrolling interests	(26)	(97)
Contributions from noncontrolling interests	90	121

CASH PROVIDED FROM FINANCING ACTIVITIES	394	125

INVESTING ACTIVITIES
Capital expenditures	(270)	(204)
Acquisitions, net of cash acquired	—	(239)
Proceeds from the sale of assets and businesses	11	—
Additions to investments	(104)	(118)
Sales of investments	11	5
Other	2	4

CASH USED FOR INVESTING ACTIVITIES	(350)	(552)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	7

Net change in cash and cash equivalents	(190)	(656)
Cash and cash equivalents at beginning of year	1,939	1,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,749	$887

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	—	—	—	308	—	—	58	366
Other comprehensive income	—	—	—	—	—	257	75	332
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	(165)	—	173	—	—	8
Issuance of common stock	—	37	563	—	—	—	—	600
Distributions	—	—	—	—	—	—	(97)	(97)
Contributions	—	—	—	—	—	—	121	121
Other	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2011	$55	$1,178	$7,508	$11,424	$(3,973)	$(1,418)	$3,630	$18,404

Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195
Net income	—	—	—	94	—	—	5	99
Other comprehensive income	—	—	—	—	—	221	65	286
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	19	—	—	—	—	19
Common stock issued: compensation plans	—	—	(57)	—	54	—	—	(3)
Distributions	—	—	—	—	—	—	(26)	(26)
Contributions	—	—	—	—	—	—	90	90
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2012	$55	$1,178	$7,523	$11,690	$(3,898)	$(2,406)	$3,484	$17,626

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2011 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes all disclosures required by GAAP.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2012, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see Note L), the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, Alcoa adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

C. Restructuring and Other Charges – In the first quarter of 2012, Alcoa recorded Restructuring and other charges of $10 ($7 after-tax and noncontrolling interests), which were comprised of the following components: $11 ($8 after-tax) for the layoff of approximately 220 employees (150 in the Primary Metals segment and 70 in the Engineered Products and Solutions segment), including $6 ($4 after-tax) for the layoff of an additional 150 employees related to the previously reported smelter curtailments in Spain; $1 ($1 after-tax) in other miscellaneous charges; and $2 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the first quarter of 2011, Alcoa recorded Restructuring and other charges of $6 ($5 after-tax and noncontrolling interests), which were comprised of the following components: $5 ($4 after-tax and noncontrolling interests) for the layoff of approximately 360 employees (350 in the Global Rolled Products segment and 10 in the Alumina segment) and adjustments to previously announced layoffs; a $2 ($1 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); $1 ($1 after-tax) in charges related to on-going activity from prior periods’ actions; and $2 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2012	2011
Alumina	$—	$1
Primary Metals	5	2
Global Rolled Products	1	2
Engineered Products and Solutions	3	—

Segment total	9	5
Corporate	1	1

Total restructuring and other charges	$10	$6

As of March 31, 2012, approximately 10 of the 220 employees associated with 2012 restructuring programs, approximately 400 of the 1,600 employees associated with 2011 restructuring programs, approximately 800 of the 875 employees associated with 2010 restructuring programs, and approximately 5,750 of the 6,000 employees associated with 2009 restructuring programs were separated. The remaining separations for a portion of the 2012 restructuring programs and all of the 2011, 2010, and 2009 restructuring programs are expected to be completed by the end of 2012.

In the 2012 first quarter, cash payments of $2, $8, and $2 were made against the layoff reserves related to the 2012, 2011, and 2010 restructuring programs, respectively.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2010	$53	$63	$116

2011:
Cash payments	(45)	(9)	(54)
Restructuring charges	93	37	130
Other*	(24)	(34)	(58)

Reserve balances at December 31, 2011	77	57	134

2012:
Cash payments	(13)	(2)	(15)
Restructuring charges	11	1	12
Other*	(2)	(1)	(3)

Reserve balances at March 31, 2012	$73	$55	$128

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.

The remaining reserves are expected to be paid in cash during 2012, with the exception of approximately $45 to $50, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special separation benefit payments.

D. Inventories

	March 31, 2012	December 31, 2011
Finished goods	$586	$537
Work-in-process	1,001	911
Bauxite and alumina	688	656
Purchased raw materials	554	532
Operating supplies	268	263

	$3,097	$2,899

At March 31, 2012 and December 31, 2011, the total amount of inventories valued on a last in, first out (LIFO) basis was 35%. If valued on an average-cost basis, total inventories would have been $801 higher at March 31, 2012 and December 31, 2011.

E. Debt – In January 2012, Alcoa repaid the $322 in outstanding principal of its 6% Notes as scheduled using available cash on hand.

Also in January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. The purpose of any borrowings under all four arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($213 was contributed in the 2012 first quarter). The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 3-month LIBOR plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility. This borrowing is subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. The two term loans mature in July 2012 and the two revolving credit facilities expire in December 2012. The covenants contained in all four arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2011 Form 10-K).

Furthermore in January 2012, Alcoa’s subsidiary, Alumínio, borrowed $280 in new loans with a weighted-average interest rate of 2.32% and a weighted-average maturity of 172 days from two financial institutions. The purpose of these borrowings is to support Alumínio’s export operations. During the first quarter of 2012, $60 was repaid.

F. Contingencies and Commitments

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011 and a RICO case statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Alcoa filed its motion to dismiss the Amended Complaint on January 27, 2012. Briefing on the motion was completed on March 12, 2012, and the Court heard oral arguments on March 29, 2012. The motion to dismiss is pending before the Court. Separately, the DOJ’s and SEC’s investigations are ongoing. While Alcoa has been engaged in dialogue with both the DOJ and SEC, it is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss with regard to any of the governmental or private party matters discussed above, but such losses may be material in a particular period to Alcoa’s results of operations.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. The time for plaintiffs to appeal from the court’s March 9, 2011 judgment will not begin until the court disposes of these motions.

On April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13; on the same claim, the jury awarded punitive damages in the amount of $6; and on a negligence claim for property damage, the jury awarded $10. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. On February 17, 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. On May 31, 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 negligence award and denied the remainder of Alcoa’s motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 in 2011. On June 14, 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. On June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim. The Third Circuit Court referred this matter to mediation as is its standard practice in appeals. Following mediation and further, separate settlement discussions, the parties executed an agreement dated September 30, 2011 resolving the matter in its entirety, and subsequently jointly petitioned (i) the District Court to release Alcoa from the jury verdict and (ii) the Third Circuit Court of Appeals to dismiss the matter. On March 13, 2012, the District Court entered an order discharging Alcoa from the jury verdict and, on March 14, 2012, the Third Circuit Court of Appeals dismissed the matter. This matter is now fully resolved.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999. In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato, and that appeal remains pending. On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $115 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed and that appeal remains pending, and (iii) in any event, no interest should be payable. At this time, the company is unable to reasonably predict an outcome for this matter.

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

At the end of 2011, as part of a restructuring of Alcoa’s global smelting system, management decided to curtail operations at the Portovesme smelter during the first half of 2012. This action may lead to the permanent closure of the Portovesme smelter, due to the uncertain prospects for viable, long-term power once the current agreement expires at the end of 2012, along with rising raw materials costs and falling global aluminum prices (mid-2011 to late 2011). In March 2012, Alcoa decided to delay the curtailment of the Portovesme smelter until the second half of 2012 based on negotiations with the Italian Government and other stakeholders.

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

Alcoa’s remediation reserve balance was $344 and $347 at March 31, 2012 and December 31, 2011 (of which $56 and $58 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2012 first quarter, the remediation reserve was increased by $2 associated with a number of sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $6 in the 2012 first quarter. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2012 first quarter, the change in the reserve also reflects an increase of $1, due to the effects of foreign currency translation.

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

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas. Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation was reserved.

East St. Louis, IL—In response to questions regarding environmental conditions at the former East St. Louis operations, Alcoa and the City of East St. Louis, the owner of the site, entered into an administrative order with the EPA in December 2002 to perform a remedial investigation and feasibility study of an area used for the disposal of bauxite residue from historic alumina refining operations. A draft feasibility study was submitted to the EPA in April 2005. The feasibility study included remedial alternatives that ranged from no further action to significant grading, stabilization, and water management of the bauxite residue disposal areas. As a result, Alcoa increased the environmental reserve for this location by $15 in 2005. The EPA’s ultimate selection of a remedy could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in the 2012 second quarter.

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

In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina.

Additionally, due to new information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3 in 2009. In November 2011, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme has not yet been formally presented to the MOE. Alcoa did not need to increase the reserve for Portovesme as a result of entering into this agreement.

Other

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period (2010 through 2013), and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $501, including $93 in the 2012 first quarter, towards the $1,100 commitment. As of March 31, 2012 and December 31, 2011, the carrying value of Alcoa’s investment in this project was $664 and $565, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financing, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At March 31, 2012 and December 31, 2011, the combined fair value of the guarantees was $9 and $8, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemicals’ (AWAC) 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the refining and mining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At March 31, 2012, the combined fair value of the guarantees was $5 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

Alcoa Alumínio (Alumínio), a wholly-owned subsidiary of Alcoa, is a participant in several hydroelectric power projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

Alumínio committed to taking a share of the output of the Machadinho and Barra Grande projects each for 30 years at cost (including cost of financing the project). In the event that other participants in either one of these projects fail to fulfill their financial responsibilities, Alumínio may be required to fund a portion of the deficiency. In accordance with the respective agreements, if Alumínio funds any such deficiency, its participation in and share of the output from the respective project will increase proportionately.

Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $275 (R$504) and $266 (R$496) at March 31, 2012 and December 31, 2011, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $310 (R$570), which represents Alumínio’s investments in both projects and guarantee of debt for only Machadinho as of March 31, 2012.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed at the end of 2012 (start-up of the facility began in April 2011 with full capacity expected to be reached by the end of 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. Total estimated project costs are approximately $2,700 (R$4,900) and Alumínio’s share is approximately $680 (R$1,250). As of March 31, 2012, approximately $650 (R$1,190) of Alumínio’s commitment was expended on the project.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and was completed in the first half of 2011 (this facility is operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $550 (R$1,000) and Alumínio’s share is approximately $190 (R$350). Through March 31, 2009, the participants in the consortium were required to provide capital for their respective share of the project costs. In April 2009, the consortium obtained long-term financing for the estimated remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2011, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. As of March 31, 2012, approximately $190 (R$340) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $106 (R$195) and $105 (R$196) at March 31, 2012 and December 31, 2011, respectively. Alcoa’s maximum exposure to loss on this project is approximately $220 (R$400), which represents Alumínio’s investment and guarantee of debt as of March 31, 2012.

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

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $9 (A$9) was made through March 31, 2012, including $4 (A$3) in the 2012 first quarter. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At March 31, 2012, Alcoa has an asset of $358 (A$344) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $530 (A$510) as of March 31, 2012.

G. Other Income, Net

	First quarter ended March 31,
	2012	2011
Equity loss (income)	$2	$(4)
Interest income	(6)	(6)
Foreign currency gains, net	(11)	(21)
Net loss from asset sales	2	1
Net loss (gain) on mark-to-market derivative contracts (L)	6	(9)
Other, net	(9)	11

	$(16)	$(28)

H. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products*	Engineered Products and Solutions	Total
First quarter ended March 31, 2012
Sales:
Third-party sales	$775	$1,944	$1,845	$1,390	$5,954
Intersegment sales	617	761	44	—	1,422

Total sales	$1,392	$2,705	$1,889	$1,390	$7,376

Profit and loss:
Equity income (loss)	$1	$(2)	$(1)	$—	$(2)
Depreciation, depletion, and amortization	114	135	57	40	346
Income taxes	(1)	(13)	49	72	107
After-tax operating income (ATOI)	35	10	96	155	296
First quarter ended March 31, 2011
Sales:
Third-party sales	$810	$1,980	$1,892	$1,247	$5,929
Intersegment sales	633	839	69	—	1,541

Total sales	$1,443	$2,819	$1,961	$1,247	$7,470

Profit and loss:
Equity income	$3	$1	$—	$1	$5
Depreciation, depletion, and amortization	103	141	58	38	340
Income taxes	44	53	33	62	192
ATOI	142	202	81	130	555

*	In the first quarter of 2012, Alcoa changed the name of the Flat-Rolled Products segment to the Global Rolled Products segment.

The following table reconciles total segment ATOI to consolidated net income attributable to Alcoa:

	First quarter ended March 31,
	2012	2011
Total segment ATOI	$296	$555
Unallocated amounts (net of tax):
Impact of LIFO	—	(24)
Interest expense	(80)	(72)
Noncontrolling interests	(5)	(58)
Corporate expense	(64)	(67)
Restructuring and other charges	(7)	(6)
Discontinued operations	—	(1)
Other	(46)	(19)

Consolidated net income attributable to Alcoa	$94	$308

Items required to reconcile total segment ATOI to consolidated net income attributable to Alcoa include: the impact of LIFO inventory accounting; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

I. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared and dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2012	2011
Income from continuing operations attributable to Alcoa common shareholders	$94	$309
Less: preferred stock dividends declared	1	1

Income from continuing operations available to common equity	93	308
Less: dividends and undistributed earnings allocated to participating securities	—	1

Income from continuing operations available to Alcoa common shareholders – basic	93	307
Add: interest expense related to convertible notes	8	8

Income from continuing operations available to Alcoa common shareholders – diluted	$101	$315

Average shares outstanding – basic	1,066	1,052
Effect of dilutive securities:
Stock options	4	9
Stock and performance awards	5	3
Convertible notes	89	89

Average shares outstanding – diluted	1,164	1,153

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At March 31, 2012 and 2011, there were less than 1 million and 2 million such participating securities outstanding, respectively.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At March 31, 2012 and 2011, there were 12 million and 8 million such awards outstanding, respectively.

Options to purchase 28 million and 15 million shares of common stock at a weighted average exercise price of $15.47 and $32.27 per share were outstanding as of March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Receivables – Alcoa has three arrangements, each with a different financial institution, to sell certain customer receivables outright without recourse on a continuous basis. As of March 31, 2012, sold receivables in the amount of $219 under the three arrangements combined were uncollected. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

On March 30, 2012, Alcoa finalized a one-year arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables will be completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $50 up to a maximum of $250 for receivables sold. Under this arrangement, Alcoa sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase price, which is included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash activity. The deferred purchase price receivable will be reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. Beginning in the second quarter of 2012, the changes in the deferred purchase price receivable will be reflected on a net basis in the cash from operations section of the accompanying Statement of Consolidated Cash Flows. The special purpose entity services the customer receivables for the financial institution at market rates; therefore, no servicing asset or liability was recorded.

K. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2012	2011	2012	2011
Service cost	$47	$41	$4	$4
Interest cost	160	169	33	40
Expected return on plan assets	(202)	(201)	—	(1)
Amortization of prior service cost (benefit)	5	5	(4)	(4)
Recognized net actuarial loss	96	62	6	7

Net periodic benefit cost	$106	$76	$39	$46

L. Derivatives and Other Financial Instruments

Derivatives

Alcoa is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC), which is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC meets on a monthly basis to review derivative positions and strategy and reports to Alcoa’s Board of Directors on the scope of its activities.

The aluminum, energy, interest rate, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$39	$51
Aluminum contracts	3	4	5
Interest rate contracts	2	5	8
Other noncurrent assets:
Aluminum contracts	1	6	6
Energy contracts	3	—	2
Interest rate contracts	2	39	37

Total derivatives designated as hedging instruments		$93	$109

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	2	$1	$1
Other noncurrent assets:
Aluminum contracts	3	4	5
Foreign exchange contracts	1	1	1

Total derivatives not designated as hedging instruments		$6	$7

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$—	$7
Interest rate contracts	2	5	8
Other noncurrent assets:
Interest rate contracts	2	13	7

Sub-total		$18	$22

Total Asset Derivatives		$81	$94

*	See the “Other” section within Note L for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$13	$47
Aluminum contracts	3	38	32
Energy contracts	1	1	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	1	4
Aluminum contracts	3	636	570
Energy contracts	1	1	—
Energy contracts	3	10	—

Total derivatives designated as hedging instruments		$700	$653

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$6	$12
Aluminum contracts	2	24	23
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	—	1
Aluminum contracts	2	23	21
Embedded credit derivative	3	28	28

Total derivatives not designated as hedging instruments		$81	$85

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$—	$1

Total Liability Derivatives		$781	$737

*	See the “Other” section within Note L for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

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

The following section describes the valuation methodologies used by Alcoa to measure derivative contracts at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions. These valuation models are reviewed and tested at least on an annual basis.

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

For certain derivative contracts whose fair values are based upon trades in liquid markets, such as interest rate swaps, valuation model inputs can generally be verified through over-the-counter markets and valuation techniques do not involve significant management judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

Alcoa has other derivative contracts that do not have observable market quotes. For these financial instruments, management uses significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts). For periods beyond the term of quoted market prices for aluminum, Alcoa uses a model that estimates the long-term price of aluminum by extrapolating the 10-year London Metal Exchange (LME) forward curve. For periods beyond the term of quoted market prices for energy, management has developed a forward curve based on independent consultant market research. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3). If a significant input that is unobservable in one period becomes observable in a subsequent period, the related asset or liability would be transferred to the appropriate level classification (1 or 2) in the period of such change.

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	March 31, 2012	December 31, 2011
Assets:
Level 1	$46	$57
Level 2	45	47
Level 3	8	12
Margin held	(18)	(22)

Total	$81	$94

Liabilities:
Level 1	$22	$64
Level 2	47	44
Level 3	712	630
Margin posted	—	(1)

Total	$781	$737

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – December 31, 2011	$10	$2	$602	$28	$—
Total gains or losses (realized and unrealized) included in:
Sales – (decrease)	(3)	—	(10)	—	—
Other income, net – (increase)	(1)	—	—	—	—
Other comprehensive income – decrease (increase)	2	(2)	82	—	10
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—	—

Closing balance – March 31, 2012	$8	$—	$674	$28	$10

Change in unrealized gains or losses included in earnings for derivative contracts held at March 31, 2012:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net – (increase)	—	—	—	(1)	—

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $704 as of March 31, 2012. This loss was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, Alcoa has a six-year natural gas supply contract, which has an LME-linked ceiling. This contract is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. Any change in the interrelationship would result in a higher or lower fair value measurement. An LME ceiling was embedded into the contract price to protect against an increase in the price of oil without a corresponding increase in the price of LME. An increase in oil prices with no similar increase in the LME price would limit the increase of the price paid for natural gas. At inception, this contract had a fair value of $5. Unrealized gains and losses from this contract were included in Other income, net on the accompanying Statement of Consolidated Operations, while realized gains and losses will be included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases are made under the contract.

Additionally, included within Level 3 measurements are derivative financial instruments that hedge the cost of electricity. Alcoa has derivative contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts were recorded in Other comprehensive income on the accompanying Consolidated Balance Sheet until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value.

Furthermore, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa and the counterparty would result in an increase of the future liability and a higher cost of power. Realized gains and losses for this embedded derivative were included in Cost of goods sold on the accompanying Statement of Consolidated Operations and unrealized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at March 31, 2012	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$4	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $2,152 - $2,605 per metric ton Oil: $91 - $120 per barrel
Liabilities:
Aluminum contracts	670	Discounted cash flow	Price of aluminum beyond forward curve	$2,793 per metric ton in 2022 to $3,057 per metric ton in 2027
Embedded credit derivative	28	Discounted cash flow	Credit spread between Alcoa and counterparty	1.64% - 2.02% (1.83%) median
Energy contracts	10	Discounted cash flow	Price of electricity beyond forward curve	$48 per megawatt hour in 2012 to $172 per megawatt hour in 2036

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2012	2011
Aluminum contracts	Sales	$36	$49
Interest rate contracts	Interest expense	3	11

Total		$39	$60

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		First quarter ended March 31,
		2012	2011
Aluminum contracts	Sales	$(48)	$(52)
Interest rate contracts	Interest expense	(3)	(11)

Total		$(51)	$(63)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2012, Alcoa had 407 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2012 to 2014.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2012, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*		Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,			First quarter ended March 31,			First quarter ended March 31,
	2012	2011		2012	2011		2012	2011
Aluminum contracts	$(79)	$(189)	Sales	$—	$(38)	Other income, net	$7	$1
Energy contracts	(5)	—	Cost of goods sold	—	(3)	Other income, net	—	—
Foreign exchange contracts	—	1	Sales	—	1	Other income, net	—	—
Interest rate contracts	2	—	Interest expense	—	—	Other income, net	—	—
Interest rate contracts	—	—	Other income, net	(1)	—	Other income, net	—	—

Total	$(82)	$(188)		$(1)	$(40)		$7	$1

*	Assuming market rates remain constant with the rates at March 31, 2012, a loss of $4 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2012 and 2011, the amount of gain or (loss) recognized in earnings represents $9 and $1, respectively, related to the ineffective portion of the hedging relationships. There was also $(2) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the first quarter ended March 31, 2012.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity and natural gas, for its operations. Alcoa enters into futures and forward contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum.

Also, Alcoa has contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036.

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of March 31, 2012. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. These contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts covered periods consistent with known or expected exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31,	December 31,
	2012	2011
Aluminum contracts (kmt)	1,342	1,294
Energy contracts:
Electricity (megawatt hours)	100,578,295	100,578,295
Natural gas (million British thermal units)	18,540,000	—

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2012	2011
Aluminum contracts	Sales	$3	$3
Aluminum contracts	Other income, net	(7)	(14)
Embedded credit derivative	Other income, net	—	9
Energy contract	Other income, net	—	12
Foreign exchange contracts	Other income, net	1	2

Total		$(3)	$12

The aluminum contracts relate to derivatives (recognized in Sales) and embedded derivatives (recognized in Other income, net) entered into to minimize Alcoa’s price risk related to other customer sales and certain pricing arrangements.

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

Alcoa has a forward contract to purchase $58 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,749	$1,749	$1,939	$1,939
Restricted cash	34	34	25	25
Noncurrent receivables	21	21	30	30
Available-for-sale securities	84	84	92	92
Short-term borrowings	722	722	62	62
Commercial paper	275	275	224	224
Long-term debt due within one year	128	128	445	445
Long-term debt, less amount due within one year	8,618	9,518	8,640	9,274

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Short-term borrowings, Commercial paper, and Long-term debt due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents, Restricted cash, and Commercial paper were classified in Level 1 and for Short-term borrowings and Long-term debt due within one year were classified in Level 2 of the fair value hierarchy.

Noncurrent receivables. The fair value of noncurrent receivables was based on anticipated cash flows, which approximates carrying value, and was classified in Level 2 of the fair value hierarchy.

Available-for-sale securities. The fair value of such securities was based on quoted market prices. These financial instruments consist of exchange-traded fixed income and equity securities, which are carried at fair value and were classified in Level 1 of the fair value hierarchy.

Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. At March 31, 2012 and December 2011, $8,844 and $8,576, respectively, was classified in Level 1 of the fair value hierarchy for public debt and $674 and $698, respectively, was classified in Level 2 of the fair value hierarchy for non-public debt.

M. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2012, and the related statements of consolidated operations, consolidated comprehensive income, changes in consolidated equity, and consolidated cash flows for each of the three-month periods ended March 31, 2012 and 2011. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related statements of consolidated operations, changes in consolidated equity, consolidated comprehensive (loss) income, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 16, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
April 26, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2012	2011
Sales	$6,006	$5,958
Amounts attributable to Alcoa common shareholders:
Income from continuing operations	$94	$309
Loss from discontinued operations	—	(1)

Net income	$94	$308

Earnings per share attributable to Alcoa common shareholders:
Diluted – Income from continuing operations	$0.09	$0.27
Diluted – Net income	0.09	0.27

Shipments of alumina (kmt)	2,293	2,206
Shipments of aluminum products (kmt)	1,295	1,212

Alcoa’s average realized price per metric ton of aluminum	$2,433	$2,682

Income from continuing operations attributable to Alcoa was $94, or $0.09 per diluted share, in the 2012 first quarter compared with $309, or $0.27 per share, in the 2011 first quarter. The decline of $215 was primarily the result of lower realized prices for alumina and aluminum and higher input costs, somewhat offset by a significant decrease in income taxes due to lower operating results and net productivity improvements.

Sales for the 2012 first quarter increased $48, or 1%, compared with the same period in 2011. The slight improvement was mainly driven by higher volumes in all four segments, mostly offset by a decline in realized prices for alumina and aluminum, driven by lower London Metal Exchange (LME) prices.

Cost of goods sold (COGS) as a percentage of Sales was 84.9% in the 2012 first quarter compared with 79.1% in the 2011 first quarter. The percentage was negatively impacted by the previously mentioned lower realized prices and higher input costs, particularly carbon and energy, somewhat offset by net productivity improvements.

Selling, general administrative, and other expenses (SG&A) decreased $4 in the 2012 first quarter compared with the corresponding period in 2011. The decline was primarily driven by less spending across various expenses, including the absence of transaction and professional fees related to the 2011 acquisition of an aerospace fastener business, mostly offset by a small increase in labor costs. SG&A as a percentage of Sales declined from 4.1% in the 2011 first quarter to 4.0% in the 2012 first quarter.

Restructuring and other charges in the 2012 first quarter were $10 ($7 after-tax and noncontrolling interests), which were comprised of the following components: $11 ($8 after-tax) for the layoff of approximately 220 employees (150 in the Primary Metals segment and 70 in the Engineered Products and Solutions segment), including $6 ($4 after-tax) for the layoff of an additional 150 employees related to the previously reported smelter curtailments in Spain; $1 ($1 after-tax) in other miscellaneous charges; and $2 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

Restructuring and other charges in the 2011 first quarter were $6 ($5 after-tax and noncontrolling interests), which were comprised of the following components: $5 ($4 after-tax and noncontrolling interests) for the layoff of approximately 360 employees (350 in the Global Rolled Products segment and 10 in the Alumina segment) and adjustments to previously announced layoffs; a $2 ($1 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); $1 ($1 after-tax) in charges related to on-going activity from prior periods’ actions; and $2 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2012	2011
Alumina	$—	$1
Primary Metals	5	2
Global Rolled Products	1	2
Engineered Products and Solutions	3	—

Segment total	9	5
Corporate	1	1

Total restructuring and other charges	$10	$6

As of March 31, 2012, approximately 10 of the 220 employees associated with 2012 restructuring programs, approximately 400 of the 1,600 employees associated with 2011 restructuring programs, approximately 800 of the 875 employees associated with 2010 restructuring programs, and approximately 5,750 of the 6,000 employees associated with 2009 restructuring programs were separated. The remaining separations for a portion of the 2012 restructuring programs and all of the 2011, 2010, and 2009 restructuring programs are expected to be completed by the end of 2012.

In the 2012 first quarter, cash payments of $2, $8, and $2 were made against the layoff reserves related to the 2012, 2011, and 2010 restructuring programs, respectively.

Interest expense rose $12, or 11% in the 2012 first quarter compared to the corresponding period in 2011. The increase was principally the result of a 4% higher average debt level, as a result of new borrowings for short-term liquidity purposes in the form of two term loans, a revolving credit facility, and issued commercial paper.

Other income, net was $16 in the 2012 first quarter compared to $28 in the 2011 first quarter. The change was mainly the result of a net unfavorable change of $15 in mark-to-market derivative contracts and a smaller net foreign currency gain, somewhat offset by an $8 higher gain recognized for the ineffective portion of aluminum cash flow hedges.

Net income attributable to noncontrolling interests for the 2012 first quarter decreased $53 compared with the corresponding period in 2011. The decline was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The decreased earnings at AWAC were mainly driven by lower realized prices, due to a decrease in contractual LME-based pricing, and higher input costs, particularly caustic and fuel oil, somewhat offset by net productivity improvements.

Segment Information

Alumina

	First quarter ended March 31,
	2012	2011
Alumina production (kmt)	4,153	4,024
Third-party alumina shipments (kmt)	2,293	2,206

Third-party sales	$775	$810
Intersegment sales	617	633

Total sales	$1,392	$1,443

After-tax operating income (ATOI)	$35	$142

Alumina production increased 3% in the 2012 first quarter compared with the corresponding period in 2011. The increase was mainly driven by higher production at the three refineries in Australia and the São Luís (Brazil) refinery, due to system process improvements. Management has approved a plan to reduce annual production capacity by approximately 390 kmt, beginning in the second quarter of 2012, to align production with smelter curtailments initiated during the first quarter of 2012 and to reflect prevailing market conditions. This reduction will affect the refineries in Jamaica, Suriname, and Spain.

Third-party sales for the Alumina segment dropped 4% in the 2012 first quarter compared with the same period in 2011. The decrease was primarily due to a 13% decline in realized prices, driven by a decrease in contractual LME-based pricing, somewhat offset by a 4% improvement in volume.

Intersegment sales decreased 3% in the 2012 first quarter compared to the corresponding period in 2011, mostly due to lower realized prices, somewhat offset by increased demand from the Primary Metals segment.

ATOI for this segment declined 75% in the 2012 first quarter compared to the same period in 2011. The decrease was primarily the result of the previously mentioned lower realized prices and higher input costs, particularly caustic and fuel oil, somewhat offset by net productivity improvements.

In the second quarter of 2012, the aforementioned refinery curtailments are expected to result in lower production of approximately 100 kmt. Also, maintenance activities originally planned for the 2012 first quarter will be completed, while continued net productivity improvements are anticipated.

Primary Metals

	First quarter ended March 31,
	2012	2011
Aluminum production (kmt)	951	904
Third-party aluminum shipments (kmt)	771	698

Alcoa’s average realized price per metric ton of aluminum	$2,433	$2,682

Third-party sales	$1,944	$1,980
Intersegment sales	761	839

Total sales	$2,705	$2,819

ATOI	$10	$202

At March 31, 2012, Alcoa had 353 kmt of idle capacity on a base capacity of 4,227 kmt. In the 2012 first quarter, idle capacity and base capacity both decreased by 291 kmt compared to December 31, 2011 due to the decision made at the end of 2011 to permanently shut down and demolish the smelter in Tennessee and two potlines at the smelter located in Rockdale, TX. Additionally, in March 2012, Alcoa decided to delay the curtailment of the Portovesme smelter until the second half of 2012 based on negotiations with the Italian Government and other stakeholders.

Aluminum production was up 5% in the 2012 first quarter compared with the corresponding period in 2011. The improvement was primarily due to capacity that was restarted during the first quarter of 2011 at Massena East, NY (125 kmt-per-year), Ferndale, WA (Intalco: 47 kmt-per-year), and Wenatchee, WA (43 kmt-per-year). The full restarts of this U.S. capacity were achieved by the end of 2011.

Third-party sales for the Primary Metals segment decreased 2% in the 2012 first quarter compared with the same period in 2011. The decrease was mostly the result of a 9% decline in realized prices, driven by 13% lower LME prices, partially offset by higher volumes, largely attributable to the previously mentioned restarted U.S. capacity.

Intersegment sales declined 9% in the 2012 first quarter compared to the corresponding period in 2011, mainly as a result of a decrease in realized prices, driven by the lower LME, somewhat offset by higher buy/resell activity.

ATOI for this segment dropped 95% in the 2012 first quarter compared to the same period in 2011. The decrease was primarily due to the previously mentioned drop in realized prices and higher input costs, especially carbon, somewhat offset by lower costs for alumina and positive effects related to the aforementioned U.S. capacity restarts.

In the second quarter of 2012, previously announced curtailments at two of the smelters in Spain are expected to result in lower production of approximately 25 kmt. Also, scheduled maintenance activities at two power facilities in the U.S. will result in an unfavorable impact to ATOI, while improvements in the costs of raw materials are anticipated. Additionally, a fire that occurred at the end of March 2012 at the cast house of the Massena West, NY location will result in a negative impact to ATOI of approximately $10 as a result of business interruption and repair costs.

Global Rolled Products*

	First quarter ended March 31,
	2012	2011
Third-party aluminum shipments (kmt)	452	446

Third-party sales	$1,845	$1,892
Intersegment sales	44	69

Total sales	$1,889	$1,961

ATOI	$96	$81

*	In the first quarter of 2012, Alcoa changed the name of the Flat-Rolled Products segment to the Global Rolled Products segment.

Third-party sales for the Global Rolled Products segment decreased 2% in the 2012 first quarter compared with the corresponding period in 2011. The decline was principally the result of unfavorable pricing due to a decrease in metal prices and significantly lower volumes related to the building and construction market, somewhat offset by higher volumes related to the industrial products, packaging, and commercial transportation markets.

ATOI for this segment improved 19% in the 2012 first quarter compared to the same period in 2011. The increase was mostly due to net productivity improvements across all businesses.

In the second quarter of 2012, seasonal increases in packaging demand are expected and higher volumes and improved mix in both China and Russia are anticipated. Net productivity improvements are expected to continue, while uncertainty will remain in the European markets.

Engineered Products and Solutions

	First quarter ended March 31,
	2012	2011
Third-party aluminum shipments (kmt)	58	55

Third-party sales	$1,390	$1,247

ATOI	$155	$130

Third-party sales for the Engineered Products and Solutions segment rose 11% in the 2012 first quarter compared with the corresponding period in 2011. The increase was principally due to higher volumes across all businesses, especially related to the aerospace, commercial transportation, and industrial gas turbine end markets.

ATOI for this segment improved 19% in the 2012 first quarter compared to the same period in 2011. The increase was mainly the result of the previously mentioned volume impacts.

In the second quarter of 2012, net productivity improvements and share gains through innovation are anticipated, while the building and construction end market in Europe is expected to remain depressed. Also, the fire at the Massena, NY cast house (see Primary Metals above) will result in an unfavorable impact to ATOI, as aluminum billet that was supplied from this location to certain wheels and forgings/extrusions operations will need to be purchased from external sources resulting in a higher cost.

Reconciliation of ATOI to Consolidated Net Income Attributable to Alcoa

Items required to reconcile total segment ATOI to consolidated net income attributable to Alcoa include: the impact of LIFO inventory accounting; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations and other metal adjustments, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

The following table reconciles total segment ATOI to consolidated net income attributable to Alcoa:

	First quarter ended March 31,
	2012	2011
Total segment ATOI	$296	$555
Unallocated amounts (net of tax):
Impact of LIFO	—	(24)
Interest expense	(80)	(72)
Noncontrolling interests	(5)	(58)
Corporate expense	(64)	(67)
Restructuring and other charges	(7)	(6)
Discontinued operations	—	(1)
Other	(46)	(19)

Consolidated net income attributable to Alcoa	$94	$308

The significant changes in the reconciling items between total segment ATOI and consolidated net income attributable to Alcoa for the 2012 first quarter compared with the corresponding period in 2011 consisted of:

•	a change in the Impact of LIFO due to lower prices for alumina and metal, both of which were driven by a decline in LME prices;

•

an increase in Interest expense, principally caused by a 4% higher average debt level, as a result of new borrowings for short-term liquidity purposes in the form of two term loans, a revolving credit facility, and issued commercial paper;

•

a decrease in Noncontrolling interests, mainly due to lower earnings at AWAC, principally driven by lower realized prices, due to a decrease in contractual LME-based pricing, and higher input costs, particularly caustic and fuel oil, somewhat offset by net productivity improvements; and

•	a change in Other, mostly driven by a net unfavorable change of $9 in mark-to-market derivative contracts and a smaller net foreign currency gain.

Environmental Matters

See the Environmental Matters section of Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $236 in both the 2012 and 2011 three-month periods. The major changes in the components of cash used for operations between the two periods were a lower net cash outflow associated with working capital of $377 offset by reduced operating results and higher pension contributions of $182.

The major components of the lower net cash outflow in working capital were as follows: a smaller outflow of $267 in receivables, primarily related to a lower increase in customer sales; a lower outflow of $203 in inventories, mostly due to a lesser build-up of on-hand alumina and aluminum product levels; a positive change of $76 in prepaid expenses and other current assets, mainly caused by a reduction in outflows for prepaid taxes and value-added taxes; a smaller inflow of $108 in accounts payable, trade, principally the result of timing of vendor payments; a lower outflow of $31 in accrued expenses, largely attributable to fewer interest payments on debt and an increase in deferred revenue; and a smaller inflow of $92 in taxes, including income taxes, mainly due to less income taxes caused by lower positive operating results.

The higher pension contributions were principally driven by cash contributions made to U.S. pension plans towards maintaining an approximately 80% funded status. In the 2011 three-month period, Alcoa made a $600 contribution to U.S. pension plans in the form of common stock.

Financing Activities

Cash provided from financing activities was $394 in the 2012 three-month period, an increase of $269 compared with $125 in the corresponding period of 2011.

The source of cash in the 2012 three-month period was primarily due to $730 in additions to debt, composed of $450 in borrowings under three new short-term facilities, mainly for working capital purposes, and $280 in new short-term loans to support the export operations of a subsidiary in Brazil; a change of $51 in commercial paper; and net cash received from noncontrolling interests of $64, all of which relates to Alumina Limited’s share of AWAC; partially offset by $414 in payments on debt, mostly related to $322 for the repayment of 6% Notes due 2012 as scheduled, $60 for the repayment of a portion of the new short-term loans to support the export operations of a subsidiary in Brazil, and $29 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; and $33 in dividends paid to shareholders.

In the 2011 three-month period, the source of cash was primarily due to a $129 net change in short-term borrowings, mostly related to an increase in accounts payable settlement arrangements; $28 in proceeds from employees exercising their stock options; and net cash received from noncontrolling interests of $24, all of which relates to Alumina Limited’s share of AWAC; somewhat offset by $33 in payments on debt, $31 of which was related to previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil; and $33 in dividends paid to shareholders.

In January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. The purpose of any borrowings under all four arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($213 was contributed in the 2012 first quarter). The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 3-month LIBOR plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility. This borrowing is subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. The two term loans mature in July 2012 and the two revolving credit facilities expire in December 2012. The covenants contained in all four arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2011 Form 10-K).

Investing Activities

Cash used for investing activities was $350 in the 2012 three-month period compared with $552 in the 2011 three-month period, resulting in a decrease in cash used of $202.

In the 2012 three-month period, the use of cash was mainly due to $270 in capital expenditures, 33% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $104 in additions to investments, mostly for the equity contributions of $93 related to the aluminum complex joint venture in Saudi Arabia.

The use of cash in the 2011 three-month period was mainly due to $239 (net of cash acquired) for the acquisition of an aerospace fastener business; $204 in capital expenditures, 42% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; and $118 in additions to investments, mostly for the equity contributions of $78 related to the aluminum complex joint venture in Saudi Arabia and of $15 related to the natural gas pipeline consortium in Australia.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning global demand for aluminum, end market conditions or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of operations anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits from newly constructed, expanded or acquired facilities or from international joint ventures as planned and by targeted completion dates, including the joint venture in Saudi Arabia, the upstream operations in Brazil, and the investments in hydroelectric power projects in Brazil; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) changes in tax rates or benefits; (m) changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2011 and the following sections of this report: Note F and the Derivatives section of Note L to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note L to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011 and a RICO case statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Alcoa filed its motion to dismiss the Amended Complaint on January 27, 2012. Briefing on the motion was completed on March 12, 2012, and the Court heard oral arguments on March 29, 2012. The motion to dismiss is pending before the Court. Separately, the DOJ’s and SEC’s investigations are ongoing. While Alcoa has been engaged in dialogue with both the DOJ and SEC, it is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss with regard to any of the governmental or private party matters discussed above, but such losses may be material in a particular period to Alcoa’s results of operations.

As previously reported, before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999. In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato, and that appeal remains pending. On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $115 million (€85 million), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed and that appeal remains pending, and (iii) in any event, no interest should be payable. At this time, the company is unable to reasonably predict an outcome for this matter.

Environmental Matters

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Inc., Alcoa Limitée, Societe Canadienne de Metaux Reynolds Limitée and Canadian British Aluminum in the Superior Court of Québec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs,” that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. Plaintiff originally moved to certify a class action, sought to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, sought an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and sought money damages on behalf of all class members. In May 2007, the court authorized a class action suit to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. In September 2007, the plaintiff filed his claim against the original defendants, which the court had authorized in May. Alcoa has filed its Statement of Defense and plaintiff has filed an Answer to that Statement. Alcoa also filed a Motion for Particulars with respect to certain paragraphs of plaintiff’s Answer and a Motion to Strike with respect to certain paragraphs of plaintiff’s Answer. In late 2010, the Court denied these motions. While no further formal proceedings have occurred, Alcoa is reviewing certain technical data provided by the plaintiffs and anticipates providing its own analysis to the plaintiffs shortly. At this stage of the proceeding, the company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter now proceeds as an individual claim. Alcoa filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act), amended its answer to include Indiana’s Recreational Use Statute as an affirmative defense and filed a motion for summary judgment based on the Recreational Use Statute. The court granted Alcoa’s motion to dismiss regarding plaintiffs’ occupationally-related claims and denied the motion regarding plaintiffs’ recreationally-related claims. On January 17, 2012, the court denied all outstanding motions with no opinion issued. Plaintiffs have indicated that they intend to claim up to $13 million in damages at trial, which began on April 10, 2012. The company is unable to reasonably predict the outcome of the trial.

St. Croix Proceedings

Josephat Henry. As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. SCA undertook or arranged various cleanup and remediation efforts. The Division of Environmental Protection (DEP) of the Department of Planning and Natural Resources (DPNR) of the Virgin Islands Government issued a Notice of Violation that Alcoa has contested. In February 1999, certain residents of St. Croix commenced a civil suit in the Territorial Court of the Virgin Islands seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the “Court”), names SCA, Alcoa and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class was defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. Plaintiffs’ expert reports claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. Alcoa and SCA turned over this matter to their insurance carriers who have been providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. In June 2008, the Court granted defendants’ joint motion to decertify the original class of plaintiffs, and certified a new class as to the claim of ongoing nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. (The named plaintiffs had previously dropped their claims for medical monitoring as a consequence of the court’s rejection of plaintiffs’ proffered expert opinion testimony). The Court expressly denied certification of a class as to any claims for remediation or cleanup of any area outside the facility (including plaintiffs’ property). The new class could seek only injunctive relief rather than monetary damages. Named plaintiffs, however, could continue to prosecute their claims for personal injury, property damage, and punitive damages. In August 2009, in response to defendants’ motions, the Court dismissed the named plaintiffs’ claims for personal injury and punitive damages, and denied the motion with respect to their property damage claims. In September 2009, the Court granted defendants’ motion for summary judgment on the class plaintiffs’ claim for injunctive relief. In October 2009, plaintiffs appealed the Court’s summary judgment order dismissing the claim for injunctive relief and in March 2011, the U.S. Court of Appeals for the Third Circuit dismissed plaintiffs’ appeal of that order. In September 2011, the parties reached an oral agreement to settle the remaining claims in the case which would resolve the personal property damage claims of the 12 remaining individual plaintiffs. On March 12, 2012, final judgment was entered in the District Court for the District of the Virgin Islands. Alcoa’s share of the settlement is fully insured. On March 23, 2012, plaintiffs filed a notice of appeal of numerous non-settled matters, including but not limited to discovery orders, Daubert rulings, summary judgment rulings, as more clearly set out in the settlement agreement/release between the parties.

Contract Action. As previously reported, on April 23, 2004, St. Croix Renaissance Group, L.L.L.P. (SCRG), Brownfield Recovery Corp., and Energy Answers Corporation of Puerto Rico (collectively referred to as “Plaintiffs”) filed a suit against St. Croix Alumina L.L.C. and Alcoa World Alumina, LLC (collectively referred to as “Alcoa”) in the Territorial Court of the Virgin Islands, Division of St. Croix for claims related to the sale of Alcoa’s former St. Croix alumina refinery to Plaintiffs. Alcoa thereafter removed the case to federal court and after a several year period of discovery and motion practice, a jury trial on the matter took place in St. Croix from January 11, 2011 to January 20, 2011. The jury returned a verdict in favor of Plaintiffs and awarded damages as described: on a claim of breaches of warranty, the jury awarded $13 million; on the same claim, the jury awarded punitive damages in the amount of $6 million; and on a negligence claim for property damage, the jury awarded $10 million. Plaintiffs filed a motion seeking pre-judgment interest on the jury award. On February 17, 2011, Alcoa filed post-trial motions seeking judgment notwithstanding the verdict or, in the alternative, a new trial. On May 31, 2011, the court granted Alcoa’s motion for judgment regarding Plaintiffs’ $10 million negligence award and denied the remainder of Alcoa’s motions. Additionally, the court awarded Plaintiffs pre-judgment interest of $2 million on the breach of warranty award. As a result of the court’s post-trial decisions, Alcoa recorded a charge of $20 million in 2011. On June 14, 2011, Alcoa filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit regarding Alcoa’s denied post-trial motions. On June 22, 2011, SCRG filed a notice of cross appeal with the Third Circuit Court related to certain pre-trial decisions of the court and of the court’s post-trial ruling on the negligence claim. The Third Circuit Court referred this matter to mediation as is its standard practice in appeals. Following mediation and further, separate settlement discussions, the parties executed an agreement dated September 30, 2011 resolving the matter in its entirety, and subsequently jointly petitioned (i) the District Court to release Alcoa from the jury verdict and (ii) the Third Circuit Court of Appeals to dismiss the matter. On March 13, 2012, the District Court entered an order discharging Alcoa from the jury verdict and, on March 14, 2012, the Third Circuit Court of Appeals dismissed the matter. This matter is now fully resolved.

Proposed Consent Decree for Certain St. Croix Proceedings. As previously reported, on November 21, 2011, Alcoa, SCRG and the DPNR lodged a proposed Consent Decree with the U.S. District Court for the Virgin Islands, which Consent Decree contains terms of a settlement between the parties resolving the following matters:

•	the Contract Action;

•	the NRD Action;

•	the SCA-Only Territorial Action;

•	the Multi-Party Enforcement Action; and

•	the Cost Recovery Action.

On January 12, 2012, the court held a hearing on the issue of whether to approve and enter the Consent Decree. On February 13, 2012 the court granted the motion to enter the Consent Decree. Pursuant to the Consent Decree, the following actions have now taken place:

(i)	the Contract Action was dismissed on March 14, 2012;

(ii)	the NRD action was dismissed, as to Alcoa and SCRG, on March 27, 2012;

(iii)	the Government of the Virgin Islands filed motions to dismiss the “SCA-Only” and “Multi-Party” territorial enforcement actions on March 26, 2012. These motions remain pending with the court; and

(iv)	the Government of the Virgin Island’s appeal of the Cost Recovery action was dismissed, as to Alcoa and SCRG, on April 9, 2012.

Phillip Abraham. On March 1, 2012, Alcoa was served with a complaint involving approximately 200 individual persons claimed to be residents of St. Croix who are alleged to have suffered personal injury or property damage from Hurricane Georges or winds blowing material from the property since the time of the hurricane in September 1998. This complaint, Abraham, et al. v. Alcoa, et al. alleges claims essentially identical to those set forth in the Abednego v. Alcoa complaint. The matter was originally filed in the Superior Court of the Virgin Islands, St. Croix Division, on March 30, 2011. By motion filed March 12, 2012, Alcoa sought dismissal of this complaint on several grounds, including failure to timely serve the complaint and being barred by the statute of limitations.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 26, 2012	By /s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 26, 2012	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document