Form 10-Q
period 2012-06-30
ALCOA INC
filed 2012-07-26
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 20, 2012, 1,066,892,364 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Sales (I)	$5,963	$6,585	$11,969	$12,543

Cost of goods sold (exclusive of expenses below)	5,154	5,247	10,252	9,962
Selling, general administrative, and other expenses	245	253	486	498
Research and development expenses	47	46	90	89
Provision for depreciation, depletion, and amortization	363	375	732	736
Restructuring and other charges (C)	15	34	25	40
Interest expense	123	163	246	274
Other expenses (income), net (H)	22	(50)	6	(78)

Total costs and expenses	5,969	6,068	11,837	11,521

(Loss) income from continuing operations before income taxes	(6)	517	132	1,022
Provision for income taxes (K)	13	136	52	274

(Loss) income from continuing operations	(19)	381	80	748
Loss from discontinued operations	—	(4)	—	(5)

Net (loss) income	(19)	377	80	743

Less: Net (loss) income attributable to noncontrolling interests	(17)	55	(12)	113

NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA	$(2)	$322	$92	$630

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
(Loss) income from continuing operations	$(2)	$326	$92	$635
Loss from discontinued operations	—	(4)	—	(5)

Net (loss) income	$(2)	$322	$92	$630

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (J):
Basic:
(Loss) income from continuing operations	$—	$0.31	$0.09	$0.60
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net (loss) income	$—	$0.30	$0.09	$0.59

Diluted:
(Loss) income from continuing operations	$—	$0.28	$0.08	$0.56
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income	$—	$0.28	$0.08	$0.55

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2012	2011	2012	2011	2012	2011

Net (loss) income	$(2)	$322	$(17)	$55	$(19)	$377

Other comprehensive (loss) income, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	75	59	4	2	79	61
Foreign currency translation adjustments	(685)	354	(187)	107	(872)	461
Unrealized gains on available-for-sale securities:
Unrealized holding gains	—	1	—	—	—	1
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	—	1	—	—	—	1

Unrecognized losses on derivatives (N):
Net change from periodic revaluations	140	104	(4)	5	136	109
Net amount reclassified to earnings	(2)	42	—	—	(2)	42

Net change in unrecognized losses on derivatives	138	146	(4)	5	134	151

Total Other comprehensive (loss) income, net of tax	(472)	560	(187)	114	(659)	674

Comprehensive (loss) income	$(474)	$882	$(204)	$169	$(678)	$1,051

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012	2011

Net income (loss)	$92	$630	$(12)	$113	$80	$743

Other comprehensive (loss) income, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	131	96	6	3	137	99
Foreign currency translation adjustments	(441)	722	(122)	181	(563)	903
Unrealized gains on available-for-sale securities:
Unrealized holding gains	2	1	—	—	2	1
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	2	1	—	—	2	1

Unrecognized losses on derivatives (N):
Net change from periodic revaluations	58	(84)	(6)	5	52	(79)
Net amount reclassified to earnings	(1)	82	—	—	(1)	82

Net change in unrecognized losses on derivatives	57	(2)	(6)	5	51	3

Total Other comprehensive (loss) income, net of tax	(251)	817	(122)	189	(373)	1,006

Comprehensive (loss) income	$(159)	$1,447	$(134)	$302	$(293)	$1,749

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,712	$1,939
Receivables from customers, less allowances of $42 in 2012 and $46 in 2011 (L)	1,575	1,571
Other receivables (L)	481	371
Inventories (E)	3,051	2,899
Prepaid expenses and other current assets	948	933

Total current assets	7,767	7,713

Properties, plants, and equipment	37,219	37,608
Less: accumulated depreciation, depletion, and amortization	18,483	18,326

Properties, plants, and equipment, net	18,736	19,282

Goodwill	5,141	5,157
Investments	1,775	1,626
Deferred income taxes	3,443	3,546
Other noncurrent assets	2,636	2,796

Total assets	$39,498	$40,120

LIABILITIES
Current liabilities:
Short-term borrowings (F)	$559	$62
Commercial paper	318	224
Accounts payable, trade	2,633	2,692
Accrued compensation and retirement costs	942	985
Taxes, including income taxes	406	438
Other current liabilities	1,175	1,167
Long-term debt due within one year (F)	118	445

Total current liabilities	6,151	6,013

Long-term debt, less amount due within one year	8,547	8,640
Accrued pension benefits	2,899	3,261
Accrued other postretirement benefits	2,536	2,583
Other noncurrent liabilities and deferred credits	2,451	2,428

Total liabilities	22,584	22,925

CONTINGENCIES AND COMMITMENTS (G)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock	1,178	1,178
Additional capital	7,538	7,561
Retained earnings	11,655	11,629
Treasury stock, at cost	(3,890)	(3,952)
Accumulated other comprehensive loss	(2,878)	(2,627)

Total Alcoa shareholders’ equity	13,658	13,844

Noncontrolling interests	3,256	3,351

Total equity	16,914	17,195

Total liabilities and equity	$39,498	$40,120

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2012	2011
CASH FROM OPERATIONS
Net income	$80	$743
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	733	736
Deferred income taxes	(103)	(42)
Equity income, net of dividends	(9)	(27)
Restructuring and other charges (C)	25	40
Net loss from investing activities – asset sales (H)	1	1
Loss from discontinued operations	—	5
Stock-based compensation	39	45
Excess tax benefits from stock-based payment arrangements	(1)	(6)
Other	83	5
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (L)	(215)	(438)
(Increase) in inventories	(188)	(522)
Decrease (increase) in prepaid expenses and other current assets	13	(22)
(Decrease) increase in accounts payable, trade	(33)	196
(Decrease) in accrued expenses	(75)	(146)
(Decrease) increase in taxes, including income taxes	(9)	78
Pension contributions	(352)	(103)
Decrease (increase) in noncurrent assets	74	(104)
Increase in noncurrent liabilities	242	129
(Increase) in net assets held for sale	(2)	—

CASH PROVIDED FROM CONTINUING OPERATIONS	303	568
CASH USED FOR DISCONTINUED OPERATIONS	(2)	(6)

CASH PROVIDED FROM OPERATIONS	301	562

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	44	(28)
Net change in commercial paper	94	—
Additions to debt (original maturities greater than three months) (F)	735	1,254
Debt issuance costs	(3)	(7)
Payments on debt (original maturities greater than three months) (F)	(659)	(1,095)
Proceeds from exercise of employee stock options	10	34
Excess tax benefits from stock-based payment arrangements	1	6
Dividends paid to shareholders	(66)	(65)
Distributions to noncontrolling interests	(70)	(187)
Contributions from noncontrolling interests	110	128

CASH PROVIDED FROM FINANCING ACTIVITIES	196	40

INVESTING ACTIVITIES
Capital expenditures	(561)	(476)
Acquisitions, net of cash acquired	—	(240)
Proceeds from the sale of assets and businesses	13	1
Additions to investments	(187)	(199)
Sales of investments	11	5
Other	20	7

CASH USED FOR INVESTING ACTIVITIES	(704)	(902)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	17

Net change in cash and cash equivalents	(227)	(283)
Cash and cash equivalents at beginning of year	1,939	1,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,712	$1,260

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at March 31, 2011	$55	$1,178	$7,508	$11,424	$(3,973)	$(1,418)	$3,630	$18,404
Net income	—	—	—	322	—	—	55	377
Other comprehensive income	—	—	—	—	—	560	114	674
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	22	—	—	—	—	22
Common stock issued: compensation plans	—	—	(8)	—	14	—	—	6
Distributions	—	—	—	—	—	—	(90)	(90)
Contributions	—	—	—	—	—	—	7	7
Other	—	—	—	—	—	—	1	1

Balance at June 30, 2011	$55	$1,178	$7,522	$11,714	$(3,959)	$(858)	$3,717	$19,369

Balance at March 31, 2012	$55	$1,178	$7,523	$11,690	$(3,898)	$(2,406)	$3,484	$17,626
Net loss	—	—	—	(2)	—	—	(17)	(19)
Other comprehensive loss	—	—	—	—	—	(472)	(187)	(659)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(33)	—	—	—	(33)
Stock-based compensation	—	—	20	—	—	—	—	20
Common stock issued: compensation plans	—	—	(5)	—	8	—	—	3
Distributions	—	—	—	—	—	—	(45)	(45)
Contributions	—	—	—	—	—	—	20	20
Other	—	—	—	—	—	—	1	1

Balance at June 30, 2012	$55	$1,178	$7,538	$11,655	$(3,890)	$(2,878)	$3,256	$16,914

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	—	—	—	630	—	—	113	743
Other comprehensive income	—	—	—	—	—	817	189	1,006
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(64)	—	—	—	(64)
Stock-based compensation	—	—	45	—	—	—	—	45
Common stock issued: compensation plans	—	—	(173)	—	187	—	—	14
Issuance of common stock	—	37	563	—	—	—	—	600
Distributions	—	—	—	—	—	—	(187)	(187)
Contributions	—	—	—	—	—	—	128	128
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2011	$55	$1,178	$7,522	$11,714	$(3,959)	$(858)	$3,717	$19,369

Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195
Net income (loss)	—	—	—	92	—	—	(12)	80
Other comprehensive loss	—	—	—	—	—	(251)	(122)	(373)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	39	—	—	—	—	39
Common stock issued: compensation plans	—	—	(62)	—	62	—	—	—
Distributions	—	—	—	—	—	—	(71)	(71)
Contributions	—	—	—	—	—	—	110	110

Balance at June 30, 2012	$55	$1,178	$7,538	$11,655	$(3,890)	$(2,878)	$3,256	$16,914

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

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2012, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see Note N), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

C. Restructuring and Other Charges – In the second quarter and six-month period of 2012, Alcoa recorded Restructuring and other charges of $15 ($10 after-tax and noncontrolling interests) and $25 ($17 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2012 second quarter included $9 ($5 after-tax) for lease termination costs; $6 ($4 after-tax and noncontrolling interests) for the layoff of approximately 110 employees (25 in the Alumina segment, 10 in the Primary Metals segment, and 75 in Corporate); $1 ($1 after-tax) in other miscellaneous charges; and $1 (less than $1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the 2012 six-month period, Restructuring and other charges included $17 ($12 after-tax and noncontrolling interests) for the layoff of approximately 330 employees (160 in the Primary Metals segment, 70 in the Engineered Products and Solutions segment, 25 in the Alumina segment, and 75 in Corporate), including $6 ($4 after-tax) for the layoff of an additional 150 employees related to the previously reported smelter curtailments in Spain; $9 ($5 after-tax) for lease termination costs; $2 ($2 after-tax) in other miscellaneous charges; and $3 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the second quarter and six-month period of 2011, Alcoa recorded Restructuring and other charges of $34 ($16 after-tax and noncontrolling interests) and $40 ($21 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2011 second quarter included $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location (see the Litigation section of Note G); $8 ($4 after-tax and noncontrolling interests) for the layoff of approximately 120 employees (70 in the Primary Metals segment, 30 in the Engineered Products and Solutions segment, and 20 in the Alumina segment); a $6 ($4 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); a net charge of $2 ($2 after-tax) for other various items; and $2 ($2 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

In the 2011 six-month period, Restructuring and other charges included the previously mentioned $20 ($8 after-tax and noncontrolling interests); $13 ($8 after-tax and noncontrolling interests) for the layoff of approximately 480 employees (350 in the Global Rolled Products segment, 70 in the Primary Metals segment, 30 in the Alumina segment, and 30 in the Engineered Products and Solutions segment); an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); a net charge of $3 ($3 after-tax) for other various items; and $4 ($3 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Alumina	$1	$25	$1	$26
Primary Metals	1	—	6	2
Global Rolled Products	—	—	1	2
Engineered Products and Solutions	—	3	3	3

Segment total	2	28	11	33
Corporate	13	6	14	7

Total restructuring and other charges	$15	$34	$25	$40

As of June 30, 2012, approximately 40 of the 330 employees associated with 2012 restructuring programs, approximately 535 of the 1,600 employees associated with 2011 restructuring programs, approximately 810 of the 875 employees associated with 2010 restructuring programs, and approximately 5,810 of the 6,000 employees associated with 2009 restructuring programs were separated. The remaining separations for a portion of the 2012 restructuring programs and all of the 2011, 2010, and 2009 restructuring programs are expected to be completed by the end of 2012.

In the 2012 second quarter and six-month period, cash payments of $1 and $3, respectively, were made against the layoff reserves related to the 2012 restructuring programs; $6 and $14, respectively, were made against the layoff reserves related to the 2011 restructuring programs; and less than $1 and $2, respectively, were made against the layoff reserves related to the 2010 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2010	$53	$63	$116

2011:
Cash payments	(45)	(9)	(54)
Restructuring charges	93	37	130
Other*	(24)	(34)	(58)

Reserve balances at December 31, 2011	77	57	134

2012:
Cash payments	(20)	(6)	(26)
Restructuring charges	17	2	19
Other*	(6)	(1)	(7)

Reserve balances at June 30, 2012	$68	$52	$120

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.

The remaining reserves are expected to be paid in cash during 2012, with the exception of approximately $45 to $50, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special separation benefit payments.

D. Acquisitions and Divestitures – In June 2012, Alcoa reached an agreement to sell its 351-megawatt Tapoco Hydroelectric Project (Tapoco) to Brookfield Renewable Energy Partners for $600 in cash, subject to certain post-closing adjustments. Tapoco is a four-station hydroelectric project located on the Little Tennessee and Cheoah Rivers in eastern Tennessee and western North Carolina. The transaction, which is subject to customary federal and state regulatory approvals, will include four generating stations and dams, 86 miles of transmission line, and approximately 14,500 acres of land associated with and surrounding Tapoco. The power generated by Tapoco was primarily consumed by Alcoa’s smelter in Tennessee, which was temporarily idled in 2009 and permanently shutdown in 2011. Since 2009, the power generated from Tapoco was sold into the open market. The net carrying value of the assets to be sold was $169 and $146 as of June 30, 2012 and December 31, 2011, respectively, which consist mostly of properties, plants, and equipment. These assets, along with an allocation of goodwill ($94) from the Primary Metals reporting unit, were classified as held for sale (included in Other noncurrent assets) for all periods presented on the accompanying Consolidated Balance Sheet.

E. Inventories

	June 30, 2012	December 31, 2011
Finished goods	$558	$537
Work-in-process	987	911
Bauxite and alumina	673	656
Purchased raw materials	565	532
Operating supplies	268	263

	$3,051	$2,899

At June 30, 2012 and December 31, 2011, the total amount of inventories valued on a last in, first out (LIFO) basis was 35%. If valued on an average-cost basis, total inventories would have been $772 and $801 higher at June 30, 2012 and December 31, 2011, respectively.

F. Debt – In January 2012, Alcoa repaid the $322 in outstanding principal of its 6% Notes as scheduled using available cash on hand.

Also in January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. In June 2012, Aloca entered into a third revolving credit agreement, providing a $150 credit facility, with a fifth institution. The purpose of any borrowings under all five arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($139 and $352 was contributed in the 2012 second quarter and six-month period, respectively). The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 1-month LIBOR (changed from the 3-month LIBOR in April 2012) plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility. This borrowing is subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. The two term loans mature in December 2012 (originally July 2012, extended in June 2012), the first two revolving credit facilities expire in December 2012, and the third revolving credit facility expires in March 2013. The covenants contained in all five arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2011 Form 10-K).

Furthermore in January 2012, Alcoa’s subsidiary, Alumínio, borrowed $280 in new loans with a weighted-average interest rate of 2.32% and a weighted-average maturity of 172 days from two financial institutions. The purpose of these borrowings is to support Alumínio’s export operations. During the second quarter and six-month period of 2012, $215 and $275, respectively, was repaid.

G. Contingencies and Commitments

Contingencies

Litigation

On February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba seeks treble damages with respect to its RICO claims. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs.

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011, and a RICO Case Statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Alba’s Amended Complaint was filed on November 28, 2011, and its RICO Case Statement was filed on December 28, 2011. Alcoa filed its motion to dismiss the Amended Complaint on January 27, 2012, which was denied on June 11, 2012. On June 25, 2012, the Court held a status conference to discuss discovery and directed the parties to enter into mandatory alternative dispute resolution. On July 25, 2012, Alcoa filed a Consent Motion to extend the date upon which Alcoa’s Answer to the Amended Complaint is due to September 7, 2012, an extension to which Alba has agreed. During the second quarter of 2012, Alcoa proposed to settle the suit by offering Alba a cash payment of $45. Alcoa has also offered Alba a long-term alumina supply contract. Based on the cash offer, Alcoa recorded a $45 ($18 after-tax and noncontrolling interest) charge in the 2012 second quarter representing Alcoa’s estimate of the minimum end of the range probable to settle the case. Alcoa currently estimates an additional reasonably possible charge of up to $75 to settle the suit. Alba has claimed damages in excess of $1,000 and sought treble damages under RICO.

The DOJ’s and the SEC’s investigations are ongoing. Alcoa has been in dialogue with both the DOJ and the SEC and is exploring whether a settlement can be reached. Given the uncertainty regarding whether a settlement can be reached and what the terms of any such settlement would be, Alcoa is unable to estimate a range of reasonably possible loss with regard to any such settlement, However, Alcoa expects the amount of any such settlement would be material in a particular period to Alcoa’s results of operations. If a settlement cannot be reached, Alcoa will proceed to trial with the DOJ and the SEC and under those circumstances is unable to predict an outcome or to estimate a range of reasonably possible loss. There can be no assurance that the final outcome of the government’s investigations would not have a material adverse effect on Alcoa.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal.

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

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato, and that appeal remains pending. On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $105 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed and that appeal remains pending, and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. Alcoa believes that under 44/2012 its range of reasonably possible loss is from $0 to $48 (€39). Following the effectiveness of 44/2012, Alcoa has received no further demands from CCSE. At this time, the company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 (€173), which included $20 (€14) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 (€159) to establish a reserve . On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); this appeal was dismissed on December 16, 2011.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 million (€303 million); this amount was reduced by $65 million (€53 million) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 million (€250 million). Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa will commence payment of the requested amount in five quarterly installments of $62 million (€50 million) beginning in the fourth quarter of 2012. It is possible that Alcoa may be required to accelerate payment or pay in a lump sum. Notwithstanding the payment request or the timing of such payments, Alcoa’s reserve remains $197 million (€159 million) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009), which represents Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $197 million (€159 million) to $375 million (€303 million). The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be approximately $85 (€70) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

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

Alcoa’s remediation reserve balance was $365 and $347 at June 30, 2012 and December 31, 2011 (of which $67 and $58 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2012 second quarter and six-month period, the remediation reserve was increased by $28 and $30, respectively. The change in the second quarter of 2012 was due to charges totaling $51 related to the Massena West, NY and East St. Louis, IL sites (see below), a reversal of $30 for the Sherwin, TX site (see below), and a net increase of $7 associated with a number of other sites. The change in the six-month period of 2012 was due to the previously mentioned charges of $51 and reversal of $30, and $9 associated with a number of other sites. In both periods, the changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $5 and $11 in the 2012 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2012 second quarter and six-month period, the change in the reserve also reflects a decrease of $2 and $1, respectively, due to the effects of foreign currency translation.

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

In late 2009, the EPA requested that Alcoa submit a complete revised Analysis of Alternatives Report in March 2010 to address questions and comments from the EPA and various stakeholders. On March 24, 2010, Alcoa submitted the revised report, which included an expanded list of proposed remedial alternatives, as directed by the EPA. Alcoa increased the reserve associated with the Grasse River by $17 to reflect an increase in the estimated costs of the Company’s recommended capping alternative as a result of changes in scope that occurred due to the questions and comments from the EPA and various stakeholders. While the EPA reviewed the revised report, Alcoa continued with its on-going monitoring and field studies activities. In late 2010, Alcoa increased the reserve by $2 based on the then most recent estimate of costs expected to be incurred for on-going monitoring and field studies activities. In late 2011, the EPA and various stakeholders completed their review of the March 2010 revised report and submitted questions and comments to Alcoa. As a result, Alcoa increased the reserve by $1 to reflect a revision in the estimate of costs expected to be incurred for on-going monitoring and field studies activities.

In the first half of 2012, Alcoa received final questions and comments from the EPA and other stakeholders on the revised Analysis of Alternatives Report submitted in March 2010, including a requirement that would increase the scope of the recommended capping alternative. In June 2012, Alcoa submitted a revised Analysis of Alternatives Report, which included four less alternatives than the previous report and addressed the final questions and comments from all stakeholders. These final questions and comments resulted in a change to Alcoa’s recommended capping alternative by increasing the area to be remediated. Consequently, Alcoa increased the reserve associated with the Grasse River by $37 in the 2012 second quarter to reflect the changes to the recommended alternative.

The ultimate selection of a remedy may result in additional liability. Alternatives analyzed in the most recent Analysis of Alternatives report that are equally effective as the recommended capping remedy range in additional estimated costs between $30 and $130. Alcoa may be required to record a subsequent reserve adjustment that may exceed this estimated range at the time the EPA issues either a Proposed Remedial Action Plan or a final Record of Decision.

Sherwin, TX – In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. Alcoa estimated its liability for the active waste disposal areas by making certain assumptions about the period of operation, the amount of material placed in the area prior to closure, and the appropriate technology, engineering, and regulatory status applicable to final closure. The most probable cost for remediation was reserved.

For a number of years, Alcoa has been working directly with Sherwin Alumina Company to develop a sustainable closure plan for the active waste disposal areas, which is partly conditioned on Sherwin’s operating plan for the Copano facility. In the second quarter of 2012, Alcoa received the technical analysis of the closure plan and the operating plan from Sherwin in order to develop a closure cost estimate, including an assessment of Alcoa’s potential liability. It was determined that the most probable course of action would result in a smaller liability than originally reserved due to new information related to the amount of storage capacity in the waste disposal areas and revised assumptions regarding Alcoa’s share of the obligation based on the operating plan provided by Sherwin. As such, Alcoa reduced the reserve associated with Sherwin by $30 in the 2012 second quarter.

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

In April 2012, in response to comments from the EPA and other stakeholders, Alcoa submitted a revised feasibility study to the EPA, which soon thereafter issued a Proposed Remedial Action Plan that identified a soil cover as the EPA’s recommended alternative. Based on this recommendation, Alcoa submitted a detailed design and cost estimate for implementation of the remedy. A draft consent decree was issued in May 2012 by the EPA and all parties are actively engaged in negotiating the consent decree and statement of work. As a result, Alcoa increased the reserve associated with East St. Louis by $14 in the 2012 second quarter to reflect the necessary costs for this remedy.

The ultimate outcome of the negotiations and the bidding of the construction work could result in additional liability. Alcoa may be required to record a subsequent reserve adjustment at the time the EPA’s Record of Decision is issued, which is expected in the 2012 third quarter.

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

In December 2009, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Alcoa Trasformazioni S.r.l. submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve.

Additionally, due to new information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3 in 2009. In November 2011, Alcoa Trasformazioni S.r.l. and Ligestra S.r.l. reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra S.r.l. nor the proposal to the MOE resulted in a change to the reserve for Portovesme.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period (2010 through 2013), and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $573, including $72 and $165 in the 2012 second quarter and six-month period, respectively, towards the $1,100 commitment. As of June 30, 2012 and December 31, 2011, the carrying value of Alcoa’s investment in this project was $733 and $565, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financing, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At June 30, 2012 and December 31, 2011, the combined fair value of the guarantees was $9 and $8, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemicals’ (AWAC) 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the refining and mining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At June 30, 2012, the combined fair value of the guarantees was $5 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

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

Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $255 (R$515) and $266 (R$496) at June 30, 2012 and December 31, 2011, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $280 (R$570), which represents Alumínio’s investments in both projects and guarantee of debt for only Machadinho as of June 30, 2012.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed at the end of 2012 (start-up of the facility began in April 2011 with full capacity expected to be reached by the end of 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. In the 2012 second quarter, the consortium approved an additional increase of approximately $130 (R$270) in estimated costs to complete the Estreito project due to further changes in the previously mentioned items. Total estimated project costs are approximately $2,560 (R$5,170) and Alumínio’s share is approximately $650 (R$1,320). As of June 30, 2012, approximately $600 (R$1,210) of Alumínio’s commitment was expended on the project.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and was completed in the first half of 2011 (this facility is operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $500 (R$1,000) and Alumínio’s share is approximately $170 (R$350). Through March 31, 2009, the participants in the consortium were required to provide capital for their respective share of the project costs. In April 2009, the consortium obtained long-term financing for the estimated remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. As of June 30, 2012, approximately $170 (R$340) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $98 (R$198) and $105 (R$196) at June 30, 2012 and December 31, 2011, respectively. Alcoa’s maximum exposure to loss on this project is approximately $200 (R$400), which represents Alumínio’s investment and guarantee of debt as of June 30, 2012.

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

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $12 (A$12) was made through June 30, 2012, including $3 (A$3) and $7 (A$6) in the 2012 second quarter and six-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At June 30, 2012, Alcoa has an asset of $349 (A$346) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $500 (A$500) as of June 30, 2012.

H. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Equity loss (income)	$10	$(22)	$12	$(26)
Interest income	(4)	(5)	(10)	(11)
Foreign currency losses (gains), net	11	(9)	(1)	(30)
Net (gain) loss from asset sales	(1)	—	1	1
Net loss (gain) on mark-to-market derivative contracts (N)	2	(18)	9	(27)
Other, net	4	4	(5)	15

	$22	$(50)	$6	$(78)

I. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Second quarter ended June 30, 2012
Sales:
Third-party sales	$750	$1,804	$1,913	$1,420	$5,887
Intersegment sales	576	782	44	—	1,402

Total sales	$1,326	$2,586	$1,957	$1,420	$7,289

Profit and loss:
Equity income (loss)	$1	$(9)	$(2)	$—	$(10)
Depreciation, depletion, and amortization	114	133	57	39	343
Income taxes	(6)	(19)	43	77	95
After-tax operating income (ATOI)	23	(3)	95	160	275
Second quarter ended June 30, 2011
Sales:
Third-party sales	$926	$2,145	$2,085	$1,370	$6,526
Intersegment sales	723	922	62	—	1,707

Total sales	$1,649	$3,067	$2,147	$1,370	$8,233

Profit and loss:
Equity income (loss)	$22	$(1)	$—	$—	$21
Depreciation, depletion, and amortization	112	142	60	41	355
Income taxes	60	55	35	72	222
ATOI	186	201	99	149	635

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Six months ended June 30, 2012
Sales:
Third-party sales	$1,525	$3,748	$3,758	$2,810	$11,841
Intersegment sales	1,193	1,543	88	—	2,824

Total sales	$2,718	$5,291	$3,846	$2,810	$14,665

Profit and loss:
Equity income (loss)	$2	$(11)	$(3)	$—	$(12)
Depreciation, depletion, and amortization	228	268	114	79	689
Income taxes	(7)	(32)	92	149	202
ATOI	58	7	191	315	571
Six months ended June 30, 2011
Sales:
Third-party sales	$1,736	$4,125	$3,977	$2,617	$12,455
Intersegment sales	1,356	1,761	131	—	3,248

Total sales	$3,092	$5,886	$4,108	$2,617	$15,703

Profit and loss:
Equity income	$25	$—	$—	$1	$26
Depreciation, depletion, and amortization	215	283	118	79	695
Income taxes	104	108	68	134	414
ATOI	328	403	180	279	1,190

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total segment ATOI	$275	$635	$571	$1,190
Unallocated amounts (net of tax):
Impact of LIFO	19	(27)	19	(51)
Interest expense	(80)	(106)	(160)	(178)
Noncontrolling interests	17	(55)	12	(113)
Corporate expense	(69)	(76)	(133)	(143)
Restructuring and other charges	(10)	(22)	(17)	(28)
Discontinued operations	—	(4)	—	(5)
Other	(154)	(23)	(200)	(42)

Consolidated net (loss) income attributable to Alcoa	$(2)	$322	$92	$630

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(Loss) income from continuing operations attributable to Alcoa common shareholders	$(2)	$326	$92	$635
Less: preferred stock dividends declared	—	—	1	1

(Loss) income from continuing operations available to common equity	(2)	326	91	634
Less: dividends and undistributed earnings allocated to participating securities	—	1	—	2

(Loss) income from continuing operations available to Alcoa common shareholders – basic	(2)	325	91	632
Add: interest expense related to convertible notes	—	8	—	15

(Loss) income from continuing operations available to Alcoa common shareholders – diluted	$(2)	$333	$91	$647

Average shares outstanding – basic	1,067	1,064	1,066	1,058
Effect of dilutive securities:
Stock options	—	9	4	9
Stock and performance awards	—	3	5	3
Convertible notes	—	89	—	89

Average shares outstanding – diluted	1,067	1,165	1,075	1,159

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At June 30, 2012 and 2011, there were less than 1 million and 2 million such participating securities outstanding, respectively.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At June 30, 2012 and 2011, there were 12 million and 7 million such awards outstanding, respectively.

In the 2012 second quarter, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes, 12 million stock awards, and 19 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the second quarter of 2012, 89 million, 6 million, and 4 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding. In the 2012 six-month period, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive.

Options to purchase 28 million and 19 million shares of common stock at a weighted average exercise price of $15.44 and $28.61 per share were outstanding as of June 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

K. Income Taxes – The effective tax rate for the second quarter of 2012 and 2011 was 216.7% (provision on a loss) and 26.3% (provision on income), respectively.

The rate for the 2012 second quarter differs from the U.S. federal statutory rate of 35% primarily due to an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets and a net $2 discrete income tax charge for other miscellaneous items.

The rate for the 2011 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The effective tax rate for the 2012 and 2011 six-month periods was 39.4% (provision on income) and 26.9% (provision on income), respectively.

The rate for the 2012 six-month period differs from the U.S. federal statutory rate of 35% primarily due to the previously mentioned discrete income tax charges, partially offset by foreign income taxed in lower rate jurisdictions.

The rate for the 2011 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

L. Receivables – Alcoa has three arrangements, each with a different financial institution, to sell certain customer receivables outright without recourse on a continuous basis. As of June 30, 2012, sold receivables, which were derecognized from the accompanying Consolidated Balance Sheet, in the amount of $118 under the three arrangements combined were uncollected. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

On March 30, 2012, Alcoa finalized a one-year arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables will be completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $50 up to a maximum of $250 for receivables sold. In the 2012 first quarter, Alcoa initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase price under this arrangement. Alcoa received additional cash funding of $100 in the 2012 second quarter. As of June 30, 2012, the deferred purchase price receivable was $141, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. The gross amount of receivables sold and total cash collections under this program since its inception was $1,281 and $990, respectively. Alcoa services the customer receivables for the financial institution at market rates; therefore, no servicing asset or liability was recorded.

M. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2012	2011	2012	2011
Service cost	$46	$41	$93	$82
Interest cost	160	171	320	340
Expected return on plan assets	(201)	(202)	(403)	(403)
Amortization of prior service cost	4	4	9	9
Recognized net actuarial loss	95	62	191	124

Net periodic benefit cost	$104	$76	$210	$152

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2012	2011	2012	2011
Service cost	$3	$4	$7	$8
Interest cost	33	39	66	79
Expected return on plan assets	—	—	—	(1)
Amortization of prior service benefit	(4)	(4)	(8)	(8)
Recognized net actuarial loss	6	6	12	13

Net periodic benefit cost	$38	$45	$77	$91

N. Derivatives and Other Financial Instruments

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$59	$51
Aluminum contracts	3	7	5
Interest rate contracts	2	7	8
Other noncurrent assets:
Aluminum contracts	1	1	6
Energy contracts	3	—	2
Interest rate contracts	2	40	37

Total derivatives designated as hedging instruments		$114	$109

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	2	$1	$1
Other noncurrent assets:
Aluminum contracts	3	3	5
Foreign exchange contracts	1	—	1

Total derivatives not designated as hedging instruments		$4	$7

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$—	$7
Interest rate contracts	2	8	8
Other noncurrent assets:
Interest rate contracts	2	16	7

Sub-total		$24	$22

Total Asset Derivatives		$94	$94

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$44	$47
Aluminum contracts	3	28	32
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	18	4
Aluminum contracts	3	502	570
Energy contracts	3	10	—

Total derivatives designated as hedging instruments		$602	$653

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$9	$12
Aluminum contracts	2	17	23
Embedded credit derivative	3	4	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	1	1
Aluminum contracts	2	13	21
Embedded credit derivative	3	35	28

Total derivatives not designated as hedging instruments		$79	$85

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$—	$1

Total Liability Derivatives		$681	$737

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	June 30, 2012	December 31, 2011
Assets:
Level 1	$60	$57
Level 2	48	47
Level 3	10	12
Margin held	(24)	(22)

Total	$94	$94

Liabilities:
Level 1	$72	$64
Level 2	30	44
Level 3	579	630
Margin posted	—	(1)

Total	$681	$737

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
Second quarter ended June 30, 2012	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – March 31, 2012	$8	$—	$674	$28	$10
Total gains or losses (realized and unrealized) included in:
Sales	(2)	—	(8)	—	—
Cost of goods sold	—	—	—	1	—
Other expenses, net	(1)	—	—	10	—
Other comprehensive loss	5	—	(136)	—	—
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—	—

Closing balance – June 30, 2012	$10	$—	$530	$39	$10

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2012:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other expenses, net	—	—	—	10	—

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
Six months ended June 30, 2012	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – December 31, 2011	$10	$2	$602	$28	$—
Total gains or losses (realized and unrealized) included in:
Sales	(5)	—	(18)	—	—
Cost of goods sold	—	—	—	1	—
Other expenses, net	(2)	—	—	10	—
Other comprehensive loss	7	(2)	(54)	—	10
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—	—

Closing balance – June 30, 2012	$10	$—	$530	$39	$10

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2012:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other expenses, net	—	—	—	10	—

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the tables above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $569 as of June 30, 2012. This loss was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

Furthermore, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa and the counterparty would result in an increase of the future liability and a higher cost of power. Realized gains and losses for this embedded derivative were included in Cost of goods sold on the accompanying Statement of Consolidated Operations and unrealized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at June 30, 2012	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$3	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,828 - $2,390 per metric ton Oil: $88 - $91 per barrel

Liabilities:
Aluminum contracts	523	Discounted cash flow	Price of aluminum beyond forward curve	$2,658 per metric ton in 2022 to $2,896 per metric ton in 2027

Embedded credit derivative	39	Discounted cash flow	Credit spread between Alcoa and counterparty	2.03% - 2.46% (2.25%) median

Energy contracts	10	Discounted cash flow	Price of electricity beyond forward curve	$77 per megawatt hour in 2012 to $170 per megawatt hour in 2036

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Aluminum contracts	Sales	$(93)	$(27)	$(57)	$22
Interest rate contracts	Interest expense	2	42	5	53

Total		$(91)	$15	$(52)	$75

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Second quarter ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Aluminum contracts	Sales	$89	$26	$41	$(26)
Interest rate contracts	Interest expense	(2)	(9)	(5)	(20)

Total		$87	$17	$36	$(46)

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2012, Alcoa had 462 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2012 to 2016.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2012, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011

Aluminum contracts	$145	$97	$66	$(92)	Sales	$2	$(38)	$2	$(76)	Other expenses (income), net	$2	$(1)	$9	$—
Energy contracts	—	8	(5)	8	Cost of goods sold	—	(3)	—	(6)	Other expenses (income), net	—	—	—	—
Foreign exchange contracts	—	1	—	2	Sales	—	1	—	2	Other expenses (income), net	—	—	—	—
Interest rate contracts	(2)	—	—	—	Interest expense	(1)	—	(1)	—	Other expenses (income), net	—	—	—	—
Interest rate contracts	(3)	(2)	(3)	(2)	Other expenses (income), net	1	(2)	—	(2)	Other expenses (income), net	—	—	—	—

Total	$140	$104	$58	$(84)		$2	$(42)	$1	$(82)		$2	$(1)	$9	$—

*	Assuming market rates remain constant with the rates at June 30, 2012, a gain of $31 is expected to be recognized in earnings over the next 12 months.

**	For the second quarter and six months ended June 30, 2012, the amount of gain or (loss) recognized in earnings represents $1 and $10, respectively, related to the ineffective portion of the hedging relationships. There was also $1 and $(1) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the second quarter and six months ended June 30, 2012, respectively. For the second quarter and six months ended June 30, 2011, the amount of gain or (loss) recognized in earnings related to the ineffective portion of the hedging relationships.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of June 30, 2012. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Alcoa had no outstanding cash flow hedges of foreign currency exposures as of June 30, 2012. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts covered periods consistent with known or expected exposures through 2011.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30, 2012	December 31, 2011
Aluminum contracts (kmt)	1,190	1,294
Energy contracts:
Electricity (megawatt hours)	100,578,295	100,578,295
Natural gas (million British thermal units)	17,780,000	—

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Aluminum contracts	Sales	$(6)	$(2)	$(3)	$1
Aluminum contracts	Other expenses (income), net	10	3	3	(11)
Embedded credit derivative	Other expenses (income), net	(10)	(6)	(10)	3
Energy contract	Other expenses (income), net	—	19	—	31
Foreign exchange contracts	Other expenses (income), net	(2)	2	(2)	4

Total		$(8)	$16	$(12)	$28

The aluminum contracts relate to derivatives (recognized in Sales) and embedded derivatives (recognized in Other expenses (income), net) entered into to minimize Alcoa’s price risk related to other customer sales and certain pricing arrangements.

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

Alcoa has a forward contract to purchase $57 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,712	$1,712	$1,939	$1,939
Restricted cash	20	20	25	25
Noncurrent receivables	21	21	30	30
Available-for-sale securities	86	86	92	92
Short-term borrowings	559	559	62	62
Commercial paper	318	318	224	224
Long-term debt due within one year	118	118	445	445
Long-term debt, less amount due within one year	8,547	9,274	8,640	9,274

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

Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. At June 30, 2012 and December 2011, $8,679 and $8,576, respectively, was classified in Level 1 of the fair value hierarchy for public debt and $595 and $698, respectively, was classified in Level 2 of the fair value hierarchy for non-public debt.

O. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2012, and the related statements of consolidated operations, consolidated comprehensive (loss) income, and changes in consolidated equity for each of the three-month and six-month periods ended June 30, 2012 and 2011, and the statement of consolidated cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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
July 26, 2012

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$5,963	$6,585	$11,969	$12,543
Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(2)	$326	$92	$635
Loss from discontinued operations	—	(4)	—	(5)

Net (loss) income	$(2)	$322	$92	$630

Earnings per share attributable to Alcoa common shareholders:
Diluted – (Loss) income from continuing operations	$—	$0.28	$0.08	$0.56
Diluted – Net (loss) income	—	0.28	0.08	0.55

Shipments of alumina (kmt)	2,194	2,378	4,487	4,584
Shipments of aluminum products (kmt)	1,305	1,268	2,600	2,480

Alcoa’s average realized price per metric ton of aluminum	$2,329	$2,830	$2,382	$2,757

Loss from continuing operations attributable to Alcoa was $2 in the 2012 second quarter compared with income from continuing operations of $326, or $0.28 per diluted share, in the 2011 second quarter. The decline of $328 was primarily the result of lower realized prices for aluminum and alumina, higher input costs, charges for adjustments to litigation and environmental remediation reserves, and a net unfavorable change in mark-to-market derivative contracts. These items were somewhat offset by net productivity improvements, a significant decrease in income taxes due to lower operating results, a favorable LIFO (last in, first out) impact, and the absence of a charge related to the early retirement of outstanding debt.

Income from continuing operations attributable to Alcoa was $92, or $0.08 per share, in the 2012 six-month period compared with $635, or $0.56 per share, in the 2011 six-month period. The decrease of $543 was principally due to lower realized prices for aluminum and alumina, higher input costs, charges for adjustments to litigation and environmental remediation reserves, and a net unfavorable change in mark-to-market derivative contracts. These items were somewhat offset by a significant decrease in income taxes due to lower operating results, net productivity improvements, a favorable LIFO impact, and the absence of a charge related to the early retirement of outstanding debt.

Sales for the 2012 second quarter and six-month period declined $622, or 9%, and $574, or 5%, respectively, compared to the same periods in 2011. The decrease in both periods was mainly caused by a decline in realized prices for aluminum and alumina, driven by lower London Metal Exchange (LME) prices, and unfavorable foreign currency movements, mostly due to a weaker euro, slightly offset by higher volumes in the midstream and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 86.4% in the 2012 second quarter and 85.7% in the 2012 six-month period compared with 79.7% in the 2011 second quarter and 79.4% in the 2011 six-month period. In both periods, the percentage was negatively impacted by the previously mentioned lower realized prices, higher input costs, particularly caustic and carbon in the 2012 six-month period, a charge for a litigation reserve ($45), and a net charge for adjustments to three environmental reserves ($21). These items were somewhat offset by net favorable foreign currency movements due to a stronger U.S. dollar, net productivity improvements, and a change in LIFO adjustments from unfavorable to favorable, primarily due to lower prices for alumina and metal.

Selling, general administrative, and other expenses (SG&A) decreased $8 and $12 in the 2012 second quarter and six-month period, respectively, compared to the corresponding periods in 2011. The decline in both periods was primarily driven by less spending across various expenses, including travel expenses, selling and marketing expenses, and charges for stock-based compensation, mostly offset by an increase in professional service and consulting fees. SG&A as a percentage of Sales increased from 3.8% in the 2011 second quarter to 4.1% in the 2012 second quarter, and from 4.0% in the 2011 six-month period to 4.1% in the 2012 six-month period.

Restructuring and other charges were $15 ($10 after-tax and noncontrolling interests) and $25 ($17 after-tax and noncontrolling interests) in the 2012 second quarter and six-month period, respectively.

In the 2012 second quarter, Restructuring and other charges included $9 ($5 after-tax) for lease termination costs; $6 ($4 after-tax and noncontrolling interests) for the layoff of approximately 110 employees (25 in the Alumina segment, 10 in the Primary Metals segment, and 75 in Corporate); $1 ($1 after-tax) in other miscellaneous charges; and $1 (less than $1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the 2012 six-month period, Restructuring and other charges included $17 ($12 after-tax and noncontrolling interests) for the layoff of approximately 330 employees (160 in the Primary Metals segment, 70 in the Engineered Products and Solutions segment, 25 in the Alumina segment, and 75 in Corporate), including $6 ($4 after-tax) for the layoff of an additional 150 employees related to the previously reported smelter curtailments in Spain; $9 ($5 after-tax) for lease termination costs; $2 ($2 after-tax) in other miscellaneous charges; and $3 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

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

In the 2011 six-month period, Restructuring and other charges included the previously mentioned $20 ($8 after-tax and noncontrolling interests); $13 ($8 after-tax and noncontrolling interests) for the layoff of approximately 480 employees (350 in the Global Rolled Products segment, 70 in the Primary Metals segment, 30 in the Alumina segment, and 30 in the Engineered Products and Solutions segment); an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); a net charge of $3 ($3 after-tax) for other various items; and $4 ($3 after-tax) for the reversal of a number of small, previously recorded layoff reserves.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Alumina	$1	$25	$1	$26
Primary Metals	1	—	6	2
Global Rolled Products	—	—	1	2
Engineered Products and Solutions	—	3	3	3

Segment total	2	28	11	33
Corporate	13	6	14	7

Total restructuring and other charges	$15	$34	$25	$40

As of June 30, 2012, approximately 40 of the 330 employees associated with 2012 restructuring programs, approximately 535 of the 1,600 employees associated with 2011 restructuring programs, approximately 810 of the 875 employees associated with 2010 restructuring programs, and approximately 5,810 of the 6,000 employees associated with 2009 restructuring programs were separated. The remaining separations for a portion of the 2012 restructuring programs and all of the 2011, 2010, and 2009 restructuring programs are expected to be completed by the end of 2012.

In the 2012 second quarter and six-month period, cash payments of $1 and $3, respectively, were made against the layoff reserves related to the 2012 restructuring programs; $6 and $14, respectively, were made against the layoff reserves related to the 2011 restructuring programs; and less than $1 and $2, respectively, were made against the layoff reserves related to the 2010 restructuring programs.

Interest expense dropped $40, or 25%, and $28, or 10%, in the 2012 second quarter and six-month period, respectively, compared to the corresponding periods in 2011. In both periods, the decrease was principally the result of the absence of a $41 net charge related to the early retirement of various outstanding notes ($74 in purchase premiums paid partially offset by a $33 gain for “in-the-money” interest rate swaps). Lower capitalized interest ($10) somewhat offset the absence of the previously mentioned charge in the 2012 six-month period.

Other expenses, net was $22 in the 2012 second quarter and $6 in the 2012 six-month period compared with Other income, net of $50 in the 2011 second quarter and $78 in the 2011 six-month period. The change in both periods was mainly the result of lower equity income, largely attributable to the absence of a discrete income tax benefit recognized by the consortium related to an investment in a natural gas pipeline in Australia (Alcoa World Alumina and Chemicals’ share of the benefit was $24); a net unfavorable change in mark-to-market derivative contracts ($20 in the second quarter and $36 in the six-month period comparisons), mostly driven by the absence of a favorable change in an energy contract that expired in September 2011; and net unfavorable foreign currency movements ($20 in the second quarter and $29 in the six-month period comparisons). In the 2012 six-month period, the previously mentioned items were slightly offset by a $10 higher gain recognized for the ineffective portion of aluminum cash flow hedges, due to significantly higher Midwest premiums, which are not hedged.

The effective tax rate for the second quarter of 2012 and 2011 was 216.7% (provision on a loss) and 26.3% (provision on income), respectively.

The rate for the 2012 second quarter differs from the U.S. federal statutory rate of 35% primarily due to an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets and a net $2 discrete income tax charge for other miscellaneous items.

The rate for the 2011 second quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

The effective tax rate for the 2012 and 2011 six-month periods was 39.4% (provision on income) and 26.9% (provision on income), respectively.

The rate for the 2012 six-month period differs from the U.S. federal statutory rate of 35% primarily due to the previously mentioned discrete income tax charges, partially offset by foreign income taxed in lower rate jurisdictions.

The rate for the 2011 six-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

Net loss attributable to noncontrolling interests for the 2012 second quarter and six-month period was $17 and $12, respectively, compared to Net income attributable to noncontrolling interests of $55 and $113 in the 2011 second quarter and six-month period, respectively. The change in both periods was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The decreased earnings at AWAC were mainly driven by lower realized prices, due to a decrease in contractual LME-based pricing; higher input costs, particularly caustic; and a charge for a litigation reserve of $18; slightly offset by net favorable foreign currency movements due to a stronger U.S. dollar.

Segment Information

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Alumina production (kmt)	4,033	4,144	8,186	8,168
Third-party alumina shipments (kmt)	2,194	2,378	4,487	4,584

Third-party sales	$750	$926	$1,525	$1,736
Intersegment sales	576	723	1,193	1,356

Total sales	$1,326	$1,649	$2,718	$3,092

After-tax operating income (ATOI)	$23	$186	$58	$328

Alumina production decreased 3% in the 2012 second quarter and was flat in the 2012 six-month period compared with the corresponding periods in 2011. The decline in the 2012 second quarter was largely due to lower production at the refineries in Suriname, Jamaica, and Spain as a result of the initiation of management’s plan to reduce annual production capacity by approximately 390 kmt to align production with smelter curtailments initiated during the first quarter of 2012 and to reflect prevailing market conditions. In the 2012 six-month period, higher production at the three refineries in Australia and the São Luís (Brazil) refinery, due to system process improvements, was mostly offset by lower production at the refineries in Suriname, Jamaica, and Spain.

Third-party sales for the Alumina segment dropped 19% in the 2012 second quarter and 12% in the 2012 six-month period compared with the same periods in 2011. In both periods, the decrease was primarily due to a 17% (second quarter) and 15% (six months) decline in realized prices, driven by a decrease in contractual LME-based pricing, and an 8% (second quarter) and 2% (six months) decline in volumes.

Intersegment sales decreased 20% and 12% in the 2012 second quarter and six-month period, respectively, compared to the corresponding periods in 2011, mostly due to lower realized prices and decreased demand from the Primary Metals segment.

ATOI for this segment declined 88% in the 2012 second quarter and 82% in the 2012 six-month period compared to the same periods in 2011. The decrease in both periods was primarily the result of the previously mentioned lower realized prices and higher input costs, particularly caustic, slightly offset by net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Brazilian real (second quarter and six months) and Australian dollar (second quarter). In the 2012 six-month period, net productivity improvements also positively impacted ATOI.

In the third quarter of 2012, as the shift from LME-linked contracts to the alumina price index continues, approximately 34% of this segment’s third-party shipments are expected to be priced on the alumina price index. Also, lower production will continue to occur to reflect prevailing market conditions. Furthermore, the refineries in Australia will be subject to a carbon tax approved by the Australian government in late 2011 related to greenhouse gas emissions; this tax is not expected to have a significant impact on the Alumina segment’s results.

Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Aluminum production (kmt)	941	945	1,892	1,849
Third-party aluminum shipments (kmt)	749	724	1,520	1,422

Alcoa’s average realized price per metric ton of aluminum	$2,329	$2,830	$2,382	$2,757

Third-party sales	$1,804	$2,145	$3,748	$4,125
Intersegment sales	782	922	1,543	1,761

Total sales	$2,586	$3,067	$5,291	$5,886

ATOI	$(3)	$201	$7	$403

At June 30, 2012, Alcoa had 474 kmt of idle capacity on a base capacity of 4,227 kmt. In the 2012 second quarter, idle capacity increased by 121 kmt compared to March 31, 2012, mostly due to the temporarily curtailment of a portion of the smelters in Spain: Avilés (46 kmt out of 93 kmt-per-year) and La Coruña (44 kmt out of 87 kmt-per-year). The decision to temporarily curtail a portion of these facilities was made at the end of 2011, resulting from uncompetitive energy positions at the smelters, combined with rising material costs and falling aluminum prices.

Aluminum production was flat in the 2012 second quarter and up 2% in the 2012 six-month period compared with the corresponding periods in 2011. In the 2012 second quarter, lower production at the two partially curtailed smelters in Spain was offset by higher production at the smelter in Massena East, NY. The improvement in the 2012 six-month period was primarily due to higher production at the Massena East, Ferndale, WA, and Wenatchee, WA smelters, slightly offset by lower production at the two partially curtailed smelters in Spain. In both periods, the improvements at the mentioned smelters were due to capacity that was restarted during the first quarter of 2011 (Massena East (125 kmt-per-year), Ferndale (Intalco: 47 kmt-per-year), and Wenatchee (43 kmt-per-year)). The full restarts of this U.S. capacity were achieved by the end of 2011.

Third-party sales for the Primary Metals segment decreased 16% in the 2012 second quarter and 9% in the 2012 six-month period compared with the same periods in 2011. The decline in both periods was mostly the result of an 18% (second quarter) and a 14% (six months) drop in realized prices, driven by 24% (second quarter) and 19% (six months) lower LME prices. In the 2012 six-month period, higher volumes, largely attributable to the previously mentioned restarted U.S. capacity, slightly offset the decrease in realized prices.

Intersegment sales declined 15% and 12% in the 2012 second quarter and six-month period, respectively, compared to the corresponding periods in 2011, mainly as a result of a decrease in realized prices, driven by the lower LME, somewhat offset by higher buy/resell activity.

ATOI for this segment declined $204 in the 2012 second quarter and $396 in the 2012 six-month period compared to the same periods in 2011. In both periods, the decrease was primarily due to the previously mentioned drop in realized prices; higher input costs, particularly carbon in the 2012 six-month period; and a $7 impact as a result of business interruption and repair costs related to a fire in March 2012 at the Massena West, NY cast house; somewhat offset by net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the euro and Brazilian real; lower costs for alumina (LME-linked) and energy; and net productivity improvements.

In the third quarter of 2012, net productivity improvements are expected to continue while energy costs will increase due to higher seasonal pricing. Also, an additional negative impact to ATOI of approximately $10 related to the fire at the cast house of the Massena West location is expected. Furthermore, the smelters in Australia will be subject to a carbon tax approved by the Australian government in late 2011 related to greenhouse gas emissions; this tax is not expected to have a significant impact on the Primary Metals segment’s results.

Global Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Third-party aluminum shipments (kmt)	484	473	936	919

Third-party sales	$1,913	$2,085	$3,758	$3,977
Intersegment sales	44	62	88	131

Total sales	$1,957	$2,147	$3,846	$4,108

ATOI	$95	$99	$191	$180

Third-party sales for the Global Rolled Products segment decreased 8% and 6% in the 2012 second quarter and six-month period, respectively, compared with the corresponding periods in 2011. In both periods, the decline was principally the result of unfavorable pricing due to a decrease in metal prices and unfavorable foreign currency movements, mostly due to a weaker euro. Slightly offsetting these negative impacts in both periods was higher volumes, largely attributable to the packaging, commercial transportation, and aerospace markets, partially offset by the industrial products and building and construction markets.

ATOI for this segment declined 4% in the 2012 second quarter and improved 6% in the 2012 six-month period compared to the same periods in 2011. In the 2012 second quarter, the decrease was principally related to unfavorable pricing and net unfavorable foreign currency movements due to a weaker euro, mostly offset by net productivity improvements across all businesses. The increase in the 2012 six-month period was mainly driven by net productivity improvements across all businesses, somewhat offset by net unfavorable foreign currency movements due to a weaker euro.

In the third quarter of 2012, the aerospace and automotive markets are expected to remain strong, partly offset by seasonal impacts from summer plant shutdowns in Europe. Also, continued net productivity improvements are anticipated. Additionally, slower growth rates in China and Russia are expected, while uncertainty will remain in the European markets.

Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Third-party aluminum shipments (kmt)	59	57	117	112

Third-party sales	$1,420	$1,370	$2,810	$2,617

ATOI	$160	$149	$315	$279

Third-party sales for the Engineered Products and Solutions segment rose 4% and 7% in the 2012 second quarter and six-month period, respectively, compared with the corresponding periods in 2011. The increase in both periods was principally due to higher volumes across most businesses, especially related to the aerospace and commercial transportation end markets, somewhat offset in the 2012 second quarter and slightly offset in the 2012 six-month period by unfavorable foreign currency movements due to a weaker euro.

ATOI for this segment improved 7% in the 2012 second quarter and 13% in the 2012 six-month period compared to the same periods in 2011. In both periods, the increase was mainly the result of the previously mentioned volume impacts and net productivity improvements, slightly offset by a $5 impact from the fire at the Massena West cast house (see Primary Metals above), as aluminum billet that was supplied from this location to certain wheels and forgings/extrusions operations were purchased from other sources resulting in a higher cost.

In the third quarter of 2012, net productivity improvements and share gains through innovation are anticipated. Also, seasonal impacts from summer plant shutdowns in Europe across all sectors and deterioration in the global Building and Construction market are expected. Additionally, the fire at the Massena West cast house will result in an unfavorable impact to ATOI of approximately $5.

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

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total segment ATOI	$275	$635	$571	$1,190
Unallocated amounts (net of tax):
Impact of LIFO	19	(27)	19	(51)
Interest expense	(80)	(106)	(160)	(178)
Noncontrolling interests	17	(55)	12	(113)
Corporate expense	(69)	(76)	(133)	(143)
Restructuring and other charges	(10)	(22)	(17)	(28)
Discontinued operations	—	(4)	—	(5)
Other	(154)	(23)	(200)	(42)

Consolidated net (loss) income attributable to Alcoa	$(2)	$322	$92	$630

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for the 2012 second quarter and six-month period compared with the corresponding periods in 2011 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO due to lower prices for alumina and metal, both of which were driven by a decline in LME prices;

•

a decline in Interest expense, principally caused by the absence of a $27 net charge related to the early retirement of various outstanding notes ($48 in purchase premiums paid partially offset by a $21 gain for “in-the-money” interest rate swaps), somewhat offset in the 2012 six-month period by lower capitalized interest ($7);

•

a decrease in Noncontrolling interests, mainly due to lower earnings at AWAC, principally driven by lower realized prices, due to a decrease in contractual LME-based pricing; higher input costs, particularly caustic; and a charge for a litigation reserve ($18); slightly offset by net favorable foreign currency movements due to a stronger U.S. dollar; and

•

a change in Other, mostly driven by a net unfavorable change in mark-to-market derivative contracts ($13 in the second quarter and $23 in the six-month period comparisons), largely attributable to the absence of a favorable change in an energy contract that expired in September 2011, net unfavorable foreign currency movements ($13 in the second quarter and $19 in the six-month period comparisons), a charge for a litigation reserve ($18), and a net charge for adjustments to three environmental reserves ($13).

Environmental Matters

See the Environmental Matters section of Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $301 in the 2012 six-month period compared with $562 in the same period of 2011. The decrease of $261 was principally due to significantly lower operating results and higher pension contributions of $249, partially offset by a lower net cash outflow associated with working capital of $347, a favorable change of $178 in noncurrent assets, and a higher cash inflow of $113 in noncurrent liabilities.

The major components of the lower net cash outflow in working capital were as follows: a smaller outflow of $223 in receivables, primarily related to fewer customer sales; a lower outflow of $334 in inventories, mostly due to smaller levels of on-hand alumina and aluminum product levels; a positive change of $35 in prepaid expenses and other current assets, mainly caused by a reduction in outflows for prepaid taxes and value-added taxes; a negative change of $229 in accounts payable, trade, principally the result of fewer inventory-related purchasing needs; a lower outflow of $71 in accrued expenses, largely attributable to an increase in deferred revenue; and a negative change of $87 in taxes, including income taxes, mainly due to less income taxes caused by lower positive operating results.

The higher pension contributions were principally driven by cash contributions made to U.S. pension plans towards maintaining an approximately 80% funded status. In the 2011 six-month period, Alcoa made a $600 contribution to U.S. pension plans in the form of common stock.

In June 2012, Alcoa received formal notification from the Italian Government requesting a net payment of $310 (€250) related to a November 2009 European Commission decision on electricity pricing for smelters. Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa will commence payment of the requested amount in five quarterly installments of $62 (€50) beginning in the fourth quarter of 2012. It is possible that Alcoa may be required to accelerate payment or pay in a lump sum.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as currently is the case. This relief will have an immediate impact on the calculation of remaining funding contributions in 2012. Management expects to reduce its estimated minimum required pension funding by $100 to $130 in 2012 and by $225 to $250 in 2013.

Financing Activities

Cash provided from financing activities was $196 in the 2012 six-month period, an increase of $156 compared with $40 in the corresponding period of 2011.

The source of cash in the 2012 six-month period was primarily due to $735 in additions to debt, principally the result of $450 in borrowings under three new short-term facilities, mainly for working capital purposes (see below), and $280 in new short-term loans to support the export operations of a subsidiary in Brazil; a change of $138 in short-term borrowings and commercial paper; and net cash received from noncontrolling interests of $40, all of which relates to Alumina Limited’s share of AWAC; mostly offset by $659 in payments on debt, mainly related to $322 for the repayment of 6% Notes due 2012 as scheduled, $275 for the repayment of most of the new short-term loans to support the export operations of a subsidiary in Brazil, and $55 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; and $66 in dividends paid to shareholders.

In the 2011 six-month period, the source of cash was primarily due to $1,254 in additions to long-term debt, $1,248 of which was for the issuance of 5.40% Notes due 2021, mostly offset by $1,095 in payments on long-term debt, mostly related to $881 for the early retirement of all of the 5.375% Notes due 2013 and a portion of the 6.00% Notes due 2013, $164 for previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil, and $45 for a loan associated with the Samara, Russia facility; $65 in dividends paid to shareholders; and net cash distributed to noncontrolling interests of $59, all of which relates to Alumina Limited’s share of AWAC.

In January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. In June 2012, Alcoa entered into a third revolving credit agreement, providing a $150 credit facility, with a fifth institution. The purpose of any borrowings under all five arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($139 and $352 was contributed in the 2012 second quarter and six-month period, respectively). The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 1-month LIBOR (changed from the 3-month LIBOR in April 2012) plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility. This borrowing is subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. The two term loans mature in December 2012 (originally July 2012, extended in June 2012), the first two revolving credit facilities expire in December 2012, and the third revolving credit facility expires in March 2013. The covenants contained in all five arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Financing Activities section of Liquidity and Capital Resources included in Part II Item 7 of Alcoa’s 2011 Form 10-K).

Investing Activities

Cash used for investing activities was $704 in the 2012 six-month period compared with $902 in the 2011 six-month period, resulting in a decrease in cash used of $198.

In the 2012 six-month period, the use of cash was mainly due to $561 in capital expenditures, 31% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $187 in additions to investments, mostly for the equity contributions of $165 related to the aluminum complex joint venture in Saudi Arabia.

The use of cash in the 2011 six-month period was mainly due to $476 in capital expenditures, 33% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; $239 (net of cash acquired) for the acquisition of an aerospace fastener business; and $199 in additions to investments, mostly for the equity contributions of $152 related to the aluminum complex joint venture in Saudi Arabia and of $16 related to the natural gas pipeline consortium in Australia.

In June 2012, Alcoa reached an agreement to sell its 351-megawatt Tapoco Hydroelectric Project (Tapoco) to Brookfield Renewable Energy Partners for $600 in cash, subject to certain post-closing adjustments. Tapoco is a four-station hydroelectric project located on the Little Tennessee and Cheoah Rivers in eastern Tennessee and western North Carolina. The transaction, which is subject to customary federal and state regulatory approvals, will include four generating stations and dams, 86 miles of transmission line, and approximately 14,500 acres of land associated with and surrounding Tapoco.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning global demand for aluminum, end market conditions or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of operations anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, such as the announced sale of the Tapoco hydroelectric project, or from newly constructed, expanded, or acquired facilities, such as the upstream operations in Brazil and the investments in hydropower projects in Brazil, or from international joint ventures, including the joint venture in Saudi Arabia; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) changes in tax rates or benefits; (m) changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2011 and the following sections of this report: Note G and the Derivatives section of Note N to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

As previously reported, on February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa Inc. and Alcoa World Alumina LLC (collectively, “Alcoa”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleges that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, have engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleges that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and (or) officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and (or) officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleges that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba seeks treble damages with respect to its RICO claims. Alba’s complaint seeks compensatory, consequential, exemplary, and punitive damages, rescission of the 2005 alumina supply contract, and attorneys’ fees and costs.

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

In response to a motion filed by the DOJ on March 27, 2008, the Court ordered the suit filed by Alba to be administratively closed and that all discovery be stayed to allow the DOJ to fully conduct an investigation without the interference and distraction of ongoing civil litigation. The Court further ordered that the case will be reopened at the close of the DOJ’s investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011, and a RICO Case Statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Alba’s Amended Complaint was filed on November 28, 2011, and its RICO Case Statement was filed on December 28, 2011. Alcoa filed its motion to dismiss the Amended Complaint on January 27, 2012, which was denied on June 11, 2012. On June 25, 2012, the Court held a status conference to discuss discovery and directed the parties to enter into mandatory alternative dispute resolution. On July 25, 2012, Alcoa filed a Consent Motion to extend the date upon which Alcoa’s Answer to the Amended Complaint is due to September 7, 2012, an extension to which Alba has agreed. During the second quarter of 2012, Alcoa proposed to settle the suit by offering Alba a cash payment of $45 million. Alcoa has also offered Alba a long-term alumina supply contract. Based on the cash offer, Alcoa recorded a $45 million ($18 million after-tax and noncontrolling interest) charge in the 2012 second quarter representing Alcoa’s estimate of the minimum end of the range probable to settle the case. Alcoa currently estimates an additional reasonably possible charge of up to $75 million to settle the suit. Alba has claimed damages in excess of $1 billion and sought treble damages under RICO.

The DOJ’s and the SEC’s investigations are ongoing. Alcoa has been in dialogue with both the DOJ and the SEC and is exploring whether a settlement can be reached. Given the uncertainty regarding whether a settlement can be reached and what the terms of any such settlement would be, Alcoa is unable to estimate a range of reasonably possible loss with regard to any such settlement. However, Alcoa expects the amount of any such settlement would be material in a particular period to Alcoa’s results of operations. If a settlement cannot be reached, Alcoa will proceed to trial with the DOJ and the SEC and under those circumstances is unable to predict an outcome or to estimate a range of reasonably possible loss. There can be no assurance that the final outcome of the government’s investigations would not have a material adverse effect on Alcoa.

On June 19, 2012, Catherine Rubery (“plaintiff”) filed a shareholder derivative suit in the United States District Court for the Western District of Pennsylvania against Bill Rice, Victor Dahdaleh and current and former members of the Alcoa Board of Directors (collectively, “defendants”) claiming breach of fiduciary duty and corporate waste. This derivative action stems from the previously disclosed civil litigation brought by Alba against Alcoa, and the subsequent investigation of Alcoa by the DOJ and the SEC described above. This derivative action claims that defendants caused or failed to prevent illegal bribes of foreign officials, failed to implement an internal controls system to prevent bribes from occurring and wasted corporate assets by paying improper bribes and incurring substantial legal liability. Furthermore, plaintiff seeks an order of contribution and indemnification from defendants. The derivative action is in its preliminary stage and Alcoa is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiff’s appeal.

As previously reported, before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato, and that appeal remains pending. On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $105 million (€85 million), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed and that appeal remains pending, and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. Alcoa believes that under 44/2012 its range of reasonably possible loss is from $0 to $48 million (€39 million). Following the effectiveness of 44/2012, Alcoa has received no further demands from CCSE. At this time, the company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million (€173 million), which included $20 million (€14 million) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 million (€159 million) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); this appeal was dismissed on December 16, 2011.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 million (€303 million); this amount was reduced by $65 million (€53 million) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 million (€250 million). Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa will commence payment of the requested amount in five quarterly installments of $62 million (€50 million) beginning in the fourth quarter of 2012. It is possible that Alcoa may be required to accelerate payment or pay in a lump sum. Notwithstanding the payment request or the timing of such payments, Alcoa’s reserve remains $197 million (€159 million) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009), which represents Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $197 million (€159 million) to $375 million (€303 million). The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

Environmental Matters

As previously reported, in January 2006, in Musgrave v. Alcoa, et al., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter proceeded as an individual claim. Alcoa filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act), amended its answer to include Indiana’s Recreational Use Statute as an affirmative defense and filed a motion for summary judgment based on the Recreational Use Statute. The court granted Alcoa’s motion to dismiss regarding plaintiffs’ occupationally-related claims and denied the motion regarding plaintiffs’ recreationally-related claims. On January 17, 2012, the court denied all outstanding motions with no opinion issued. A jury trial commenced on April 10, 2012 and on May 1, 2012 the jury returned a verdict in favor of defendants Alcoa Inc. and its subsidiary. The court entered its judgment on May 14, 2012. On May 31, 2012, plaintiffs filed a notice of appeal.

St. Croix Proceedings

Proposed Consent Decree for Certain St. Croix Proceedings. As previously reported, on November 21, 2011, Alcoa, St. Croix Renaissance Group, L.L.L.P. (SCRG), and the Department of Planning and Natural Resources lodged a proposed Consent Decree with the U.S. District Court for the Virgin Islands, which Consent Decree contains terms of a settlement between the parties resolving the following matters (each referred to below as identified in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011):

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

(iii)	the Government of the Virgin Islands filed motions to dismiss the “SCA-Only” and “Multi-Party” territorial enforcement actions on March 26, 2012; and

(iv)	the Government of the Virgin Island’s appeal of the Cost Recovery action was dismissed, as to Alcoa and SCRG, on April 9, 2012.

The SCA-Only Territorial Action was dismissed as to Alcoa with prejudice on May 9, 2012, and the Multi-Party Enforcement Action was dismissed as to Alcoa and SCRG on May 14, 2012, concluding the legal claims between the parties in these matters.

There will be no further reporting of the Contract Action, NRD Action, SCA-Only Territorial Action, Multi-Party Enforcement Action or Cost Recovery Action.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

3(a).	Articles of Incorporation of Alcoa Inc., as amended May 7, 2012, incorporated by reference to Exhibit 3(a) to the company’s Current Report on Form 8-K dated May 10, 2012

3(b).	By-Laws of Alcoa Inc., as amended May 4, 2012, incorporated by reference to Exhibit 3(b) to the company’s Current Report on Form 8-K dated May 10, 2012

10(a).	2005 Deferred Fee Plan for Directors, as amended effective July 20, 2012

10(b).	Employment Offer Letter, dated April 2, 2012, between Alcoa Inc. and Audrey Strauss

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 26, 2012	By /s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 26, 2012	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3(a).	Articles of Incorporation of Alcoa Inc., as amended May 7, 2012, incorporated by reference to Exhibit 3(a) to the company’s Current Report on Form 8-K dated May 10, 2012

3(b).	By-Laws of Alcoa Inc., as amended May 4, 2012, incorporated by reference to Exhibit 3(b) to the company’s Current Report on Form 8-K dated May 10, 2012

10(a).	2005 Deferred Fee Plan for Directors, as amended effective July 20, 2012

10(b).	Employment Offer Letter, dated April 2, 2012, between Alcoa Inc. and Audrey Strauss

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document