Form 10-Q
period 2012-09-30
ALCOA INC
filed 2012-10-25
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 19, 2012, 1,067,201,953 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sales (I)	$5,833	$6,419	$17,802	$18,962

Cost of goods sold (exclusive of expenses below)	5,266	5,290	15,518	15,252
Selling, general administrative, and other expenses	234	261	720	759
Research and development expenses	51	47	141	136
Provision for depreciation, depletion, and amortization	366	376	1,098	1,112
Restructuring and other charges (C)	2	9	27	49
Interest expense	124	125	370	399
Other (income) expenses, net (H)	(2)	31	4	(47)

Total costs and expenses	6,041	6,139	17,878	17,660

(Loss) income from continuing operations before income taxes	(208)	280	(76)	1,302
(Benefit) provision for income taxes (K)	(33)	55	19	329

(Loss) income from continuing operations	(175)	225	(95)	973
Loss from discontinued operations	—	—	—	(5)

Net (loss) income	(175)	225	(95)	968

Less: Net (loss) income attributable to noncontrolling interests	(32)	53	(44)	166

NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA	$(143)	$172	$(51)	$802

AMOUNTS ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS:
(Loss) income from continuing operations	$(143)	$172	$(51)	$807
Loss from discontinued operations	—	—	—	(5)

Net (loss) income	$(143)	$172	$(51)	$802

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (J):
Basic:
(Loss) income from continuing operations	$(0.13)	$0.16	$(0.05)	$0.76
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.13)	$0.16	$(0.05)	$0.75

Diluted:
(Loss) income from continuing operations	$(0.13)	$0.15	$(0.05)	$0.71
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.13)	$0.15	$(0.05)	$0.71

Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2012	2011	2012	2011	2012	2011

Net (loss) income	$(143)	$172	$(32)	$53	$(175)	$225

Other comprehensive income (loss), net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	50	62	2	1	52	63
Foreign currency translation adjustments	202	(1,108)	36	(351)	238	(1,459)
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses)	2	(2)	—	—	2	(2)
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	2	(2)	—	—	2	(2)

Unrecognized losses on derivatives (N):
Net change from periodic revaluations	(135)	149	—	1	(135)	150
Net amount reclassified to earnings	(18)	32	—	1	(18)	33

Net change in unrecognized losses on derivatives	(153)	181	—	2	(153)	183

Total Other comprehensive income (loss), net of tax	101	(867)	38	(348)	139	(1,215)

Comprehensive (loss) income	$(42)	$(695)	$6	$(295)	$(36)	$(990)

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	2012	2011

Net (loss) income	$(51)	$802	$(44)	$166	$(95)	$968

Other comprehensive loss, net of tax:
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	181	158	8	4	189	162
Foreign currency translation adjustments	(239)	(386)	(86)	(170)	(325)	(556)
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses)	4	(1)	—	—	4	(1)
Net amount reclassified to earnings	—	—	—	—	—	—

Net change in unrealized gains on available-for-sale securities	4	(1)	—	—	4	(1)

Unrecognized losses on derivatives (N):
Net change from periodic revaluations	(77)	65	(6)	6	(83)	71
Net amount reclassified to earnings	(19)	114	—	1	(19)	115

Net change in unrecognized losses on derivatives	(96)	179	(6)	7	(102)	186

Total Other comprehensive loss, net of tax	(150)	(50)	(84)	(159)	(234)	(209)

Comprehensive (loss) income	$(201)	$752	$(128)	$7	$(329)	$759

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,432	$1,939
Receivables from customers, less allowances of $44 in 2012 and $46 in 2011 (L)	1,619	1,571
Other receivables (L)	448	371
Inventories (E)	2,973	2,899
Prepaid expenses and other current assets (N)	1,303	933

Total current assets	7,775	7,713

Properties, plants, and equipment	37,718	37,608
Less: accumulated depreciation, depletion, and amortization	18,860	18,326

Properties, plants, and equipment, net	18,858	19,282

Goodwill	5,175	5,157
Investments (G)	1,831	1,626
Deferred income taxes	3,494	3,546
Other noncurrent assets (N)	3,058	2,796

Total assets	$40,191	$40,120

LIABILITIES
Current liabilities:
Short-term borrowings (F)	$591	$62
Commercial paper	43	224
Accounts payable, trade	2,590	2,692
Accrued compensation and retirement costs	1,018	985
Taxes, including income taxes	405	438
Other current liabilities (N)	1,344	1,167
Long-term debt due within one year (F)	540	445

Total current liabilities	6,531	6,013

Long-term debt, less amount due within one year (F)	8,350	8,640
Accrued pension benefits	2,754	3,261
Accrued other postretirement benefits	2,516	2,583
Other noncurrent liabilities and deferred credits (N)	3,186	2,428

Total liabilities	23,337	22,925

CONTINGENCIES AND COMMITMENTS (G)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock	1,178	1,178
Additional capital	7,549	7,561
Retained earnings	11,447	11,629
Treasury stock, at cost	(3,882)	(3,952)
Accumulated other comprehensive loss	(2,777)	(2,627)

Total Alcoa shareholders’ equity	13,570	13,844

Noncontrolling interests	3,284	3,351

Total equity	16,854	17,195

Total liabilities and equity	$40,191	$40,120

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2012	2011
CASH FROM OPERATIONS
Net (loss) income	$(95)	$968
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	1,099	1,113
Deferred income taxes	(195)	(78)
Equity income, net of dividends	(3)	(28)
Restructuring and other charges (C)	27	49
Net loss from investing activities – asset sales (H)	—	1
Loss from discontinued operations	—	5
Stock-based compensation	54	70
Excess tax benefits from stock-based payment arrangements	(1)	(6)
Other	100	35
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (L)	(174)	(419)
(Increase) in inventories	(65)	(608)
(Increase) decrease in prepaid expenses and other current assets	(18)	13
(Decrease) increase in accounts payable, trade	(109)	170
(Decrease) in accrued expenses	(82)	(195)
Increase in taxes, including income taxes	13	116
Pension contributions	(515)	(217)
Decrease (increase) in noncurrent assets	34	(92)
Increase in noncurrent liabilities	499	160
(Increase) in net assets held for sale	(3)	—

CASH PROVIDED FROM CONTINUING OPERATIONS	566	1,057
CASH USED FOR DISCONTINUED OPERATIONS	(2)	(6)

CASH PROVIDED FROM OPERATIONS	564	1,051

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	29	(36)
Net change in commercial paper	(181)	107
Additions to debt (original maturities greater than three months) (F)	886	1,254
Debt issuance costs	(3)	(17)
Payments on debt (original maturities greater than three months) (F)	(793)	(1,122)
Proceeds from exercise of employee stock options	12	36
Excess tax benefits from stock-based payment arrangements	1	6
Dividends paid to shareholders	(98)	(98)
Distributions to noncontrolling interests	(71)	(253)
Contributions from noncontrolling interests	132	136

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(86)	13

INVESTING ACTIVITIES
Capital expenditures	(863)	(801)
Acquisitions, net of cash acquired	—	(240)
Proceeds from the sale of assets and businesses	13	(6)
Additions to investments	(241)	(216)
Sales of investments	11	5
Net change in restricted cash	51	—
Other	63	(11)

CASH USED FOR INVESTING ACTIVITIES	(966)	(1,269)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19)	(6)

Net change in cash and cash equivalents	(507)	(211)
Cash and cash equivalents at beginning of year	1,939	1,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,432	$1,332

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at June 30, 2011	$55	$1,178	$7,522	$11,714	$(3,959)	$(858)	$3,717	$19,369
Net income	—	—	—	172	—	—	53	225
Other comprehensive loss	—	—	—	—	—	(867)	(348)	(1,215)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(2)	—	5	—	—	3
Distributions	—	—	—	—	—	—	(66)	(66)
Contributions	—	—	—	—	—	—	8	8

Balance at September 30, 2011	$55	$1,178	$7,545	$11,820	$(3,954)	$(1,725)	$3,364	$18,283

Balance at June 30, 2012	$55	$1,178	$7,538	$11,655	$(3,890)	$(2,878)	$3,256	$16,914
Net loss	—	—	—	(143)	—	—	(32)	(175)
Other comprehensive income	—	—	—	—	—	101	38	139
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(64)	—	—	—	(64)
Stock-based compensation	—	—	15	—	—	—	—	15
Common stock issued: compensation plans	—	—	(4)	—	8	—	—	4
Contributions	—	—	—	—	—	—	22	22

Balance at September 30, 2012	$55	$1,178	$7,549	$11,447	$(3,882)	$(2,777)	$3,284	$16,854

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	—	—	—	802	—	—	166	968
Other comprehensive loss	—	—	—	—	—	(50)	(159)	(209)
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.12 per share	—	—	—	(129)	—	—	—	(129)
Stock-based compensation	—	—	70	—	—	—	—	70
Common stock issued: compensation plans	—	—	(175)	—	192	—	—	17
Issuance of common stock	—	37	563	—	—	—	—	600
Distributions	—	—	—	—	—	—	(253)	(253)
Contributions	—	—	—	—	—	—	136	136
Other	—	—	—	—	—	—	(1)	(1)

Balance at September 30, 2011	$55	$1,178	$7,545	$11,820	$(3,954)	$(1,725)	$3,364	$18,283

Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195
Net loss	—	—	—	(51)	—	—	(44)	(95)
Other comprehensive loss	—	—	—	—	—	(150)	(84)	(234)
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.12 per share	—	—	—	(129)	—	—	—	(129)
Stock-based compensation	—	—	54	—	—	—	—	54
Common stock issued: compensation plans	—	—	(66)	—	70	—	—	4
Distributions	—	—	—	—	—	—	(71)	(71)
Contributions	—	—	—	—	—	—	132	132

Balance at September 30, 2012	$55	$1,178	$7,549	$11,447	$(3,882)	$(2,777)	$3,284	$16,854

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

Deferred mining costs. Alcoa recognizes deferred mining costs during the development stage of a mine life cycle. Such costs include the construction of access and haul roads, detailed drilling and geological analysis to further define the grade and quality of the known bauxite, and overburden removal costs. These costs relate to sections of the related mines where Alcoa is either currently extracting bauxite or is preparing for production in the near term. These sections are outlined and planned incrementally and generally are mined over periods ranging from one to five years, depending on mine specifics. The amount of geological drilling and testing necessary to determine the economic viability of the bauxite deposit being mined is such that the reserves are considered to be proven, and the mining costs are amortized based on this level of reserves.

Mineral rights. Alcoa recognizes mineral rights upon specific acquisitions of land that include such underlying rights, primarily in Jamaica. This land is purchased for the sole purpose of mining bauxite. The underlying bauxite reserves are known at the time of acquisition based on associated drilling and analysis and are considered to be proven reserves. The acquisition cost of the land and mineral rights are amortized as the bauxite is produced based on the level of minable tons determined at the time of purchase.

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

Issued

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for Alcoa for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Upon adoption of these changes, management plans to proceed directly to the two-step quantitative test for Alcoa’s indefinite-lived intangible assets. As these changes should not affect the outcome of the impairment analysis of an indefinite-lived intangible asset, management has determined these changes will not have an impact on the Consolidated Financial Statements.

C. Restructuring and Other Charges – In the third quarter and nine-month period of 2012, Alcoa recorded Restructuring and other charges of $2 ($2 after-tax) and $27 ($19 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2012 third quarter included $3 ($2 after-tax) for the layoff of approximately 20 employees (Primary Metals segment), including additional employees related to the previously reported smelter curtailments in Spain, and $1 (less than $1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the 2012 nine-month period, Restructuring and other charges included $20 ($14 after-tax and noncontrolling interests) for the layoff of approximately 350 employees (180 in the Primary Metals segment, 70 in the Engineered Products and Solutions segment, 25 in the Alumina segment, and 75 in Corporate), including $9 ($6 after-tax) for the layoff of an additional 160 employees related to the previously reported smelter curtailments in Spain; $9 ($5 after-tax) for lease termination costs; $2 ($2 after-tax) in other miscellaneous charges; and $4 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the third quarter and nine-month period of 2011, Alcoa recorded Restructuring and other charges of $9 ($5 after-tax and noncontrolling interests) and $49 ($26 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2011 third quarter included $18 ($11 after-tax and noncontrolling interests) for the layoff of approximately 150 employees (70 in the Global Rolled Products segment, 40 in the Primary Metals segment, 30 in the Alumina segment, and 10 in Corporate); a net charge of $1 (less than $1 after-tax) for other small items; and $10 ($6 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In the 2011 nine-month period, Restructuring and other charges included $31 ($19 after-tax and noncontrolling interests) for the layoff of approximately 630 employees (420 in the Global Rolled Products segment, 110 in the Primary Metals segment, 60 in the Alumina segment, 30 in the Engineered Products and Solutions segment, and 10 in Corporate); $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location (see the Litigation section of Note G); an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); a net charge of $4 ($3 after-tax) for other small items; and $14 ($9 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Alumina	$—	$6	$1	$32
Primary Metals	3	(6)	9	(4)
Global Rolled Products	—	5	1	7
Engineered Products and Solutions	—	(2)	3	1

Segment total	3	3	14	36
Corporate	(1)	6	13	13

Total restructuring and other charges	$2	$9	$27	$49

As of September 30, 2012, approximately 90 of the 350 employees associated with 2012 restructuring programs, approximately 770 of the 1,600 employees associated with 2011 restructuring programs, approximately 820 of the 875 employees associated with 2010 restructuring programs, and approximately 5,900 of the 6,000 employees associated with 2009 restructuring programs were separated. The remaining separations for a portion of the 2012 and 2011 restructuring programs and all of the 2010 and 2009 restructuring programs are expected to be completed by the end of 2012.

In the 2012 third quarter and nine-month period, cash payments of $3 and $6, respectively, were made against the layoff reserves related to the 2012 restructuring programs; $7 and $21, respectively, were made against the layoff reserves related to the 2011 restructuring programs; and $1 and $3, respectively, were made against the layoff reserves related to the 2010 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2010	$53	$63	$116

2011:
Cash payments	(45)	(9)	(54)
Restructuring charges	93	37	130
Other*	(24)	(34)	(58)

Reserve balances at December 31, 2011	77	57	134

2012:
Cash payments	(31)	(8)	(39)
Restructuring charges	20	2	22
Other*	(6)	(1)	(7)

Reserve balances at September 30, 2012	$60	$50	$110

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.

The remaining reserves are expected to be paid in cash during 2012, with the exception of approximately $70 to $75, which is expected to be paid over the next several years for lease termination costs, special separation benefit payments, and ongoing site remediation work. This range now includes future payments related to the curtailments of the smelters in Italy and Spain.

D. Acquisitions and Divestitures – In June 2012, Alcoa reached an agreement to sell its 351-megawatt Tapoco Hydroelectric Project (“Tapoco”) to Brookfield Renewable Energy Partners for $600 in cash, subject to certain post-closing adjustments. Tapoco is a four-station hydroelectric project located on the Little Tennessee and Cheoah Rivers in eastern Tennessee and western North Carolina. The transaction will include four generating stations and dams, 86 miles of transmission lines, and approximately 14,500 acres of land associated with and surrounding Tapoco, and is expected to close by the end of 2012, subject to customary federal and state regulatory approvals. The power generated by Tapoco was primarily consumed by Alcoa’s smelter in Tennessee, which was temporarily idled in 2009 and permanently shutdown in 2011. Since 2009, the power generated from Tapoco was sold into the open market. The net carrying value of the assets to be sold was $177 and $146 as of September 30, 2012 and December 31, 2011, respectively, which consist mostly of properties, plants, and equipment. These assets, along with an allocation of goodwill ($94) from the Primary Metals reporting unit, were classified as held for sale (included in Other noncurrent assets) for all periods presented on the accompanying Consolidated Balance Sheet.

E. Inventories

	September 30, 2012	December 31, 2011
Finished goods	$575	$537
Work-in-process	933	911
Bauxite and alumina	638	656
Purchased raw materials	557	532
Operating supplies	270	263

	$2,973	$2,899

At September 30, 2012 and December 31, 2011, the total amount of inventories valued on a last in, first out (LIFO) basis was 34% and 35%, respectively. If valued on an average-cost basis, total inventories would have been $783 and $801 higher at September 30, 2012 and December 31, 2011, respectively.

F. Debt – In January 2012, Alcoa repaid the $322 in outstanding principal of its 6% Notes as scheduled using available cash on hand.

Also in January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. In June 2012, Alcoa entered into a third revolving credit agreement, providing a $150 credit facility, with a fifth financial institution. In September 2012, Alcoa entered into a fourth revolving credit agreement, providing a $100 credit facility, with a sixth financial institution. The purpose of any borrowings under all six arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($163 and $515 was contributed in the 2012 third quarter and nine-month period, respectively).

The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 1-month LIBOR (changed from the 3-month LIBOR in April 2012) plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility, which was repaid in September 2012. This borrowing was subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. In July 2012, Alcoa borrowed the $150 under the third credit facility, which was subject to an interest rate equivalent to the 3-month LIBOR plus a 1.375% margin during the 2012 third quarter.

The two term loans mature in December 2012 (originally July 2012, extended in June 2012), the first revolving credit facility expires in September 2013 (originally December 2012, extended in September 2012), the second revolving credit facility expires in December 2012, the third revolving credit facility expires in March 2013, and the fourth revolving credit facility expires in September 2013. The covenants contained in all six arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2011 Form 10-K).

Furthermore in January 2012, Alcoa’s subsidiary, Alumínio, borrowed $280 in new loans with a weighted-average interest rate of 2.32% and a weighted-average maturity of 172 days from two financial institutions. The purpose of these borrowings was to support Alumínio’s export operations. During the third quarter and nine-month period of 2012, $5 and $280, respectively, was repaid.

In August 2012, Alcoa and the Iowa Finance Authority entered into a loan agreement for the proceeds from the issuance of $250 in Midwestern Disaster Area Revenue Bonds Series 2012 due 2042 (the “Bonds”). The Bonds were issued by the Iowa Finance Authority pursuant to the Heartland Disaster Tax Relief Act of 2008 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities at Alcoa’s rolling mill plant in Davenport, IA. Alcoa received $248 in net proceeds (reflecting payment of financing costs), which was classified as restricted cash. This transaction is not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash financing and investing activity. At September 30, 2012, Alcoa had $212 of restricted cash remaining, of which $198 was classified in current assets on the accompanying Consolidated Balance Sheet. Interest on the Bonds will be paid semi-annually in February and August, which will commence in February 2013. Alcoa has the option through the loan agreement to redeem the Bonds, as a whole or in part, on or after August 1, 2022, on at least 30 days, but not more than 60 days, prior notice to the holders of the Bonds at a redemption price equal to 100% of the principal amount thereof, without premium, plus accrued interest, if any, to the redemption date. The loan agreement ranks pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

G. Contingencies and Commitments

Contingencies

Litigation

Alba Civil Suit

On February 27, 2008, Alcoa Inc. (“Alcoa”) received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa, Alcoa World Alumina LLC (“AWA”), and William Rice (collectively, the “Alcoa Parties”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleged that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, had engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleged that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and/or officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and/or officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleged that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba claimed damages in excess of $1,000. Alba’s complaint sought treble damages with respect to its RICO claims; compensatory, consequential, exemplary, and punitive damages; rescission of the 2005 alumina supply contract; and attorneys’ fees and costs.

In response to a motion filed by the U.S. Department of Justice (“DOJ”) on March 27, 2008 (see “Government Investigations” below), the Court ordered the Alba civil suit administratively closed and stayed all discovery to allow the DOJ to fully conduct an investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011, and a RICO Case Statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Alcoa filed a motion to dismiss, which was denied on June 11, 2012.

During the second quarter of 2012, Alcoa proposed to settle the suit by offering Alba a cash payment of $45. Alcoa also offered Alba a long-term alumina supply contract. Based on the cash offer, Alcoa recorded a $45 ($18 after-tax and noncontrolling interest) charge in the 2012 second quarter representing Alcoa’s estimate of the minimum end of the range probable to settle the case, and estimated an additional reasonably possible charge of up to $75 to settle the suit.

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5, and all claims against the Alcoa Parties were dismissed with prejudice. Under the agreement, AWA is obligated to pay an additional $42.5, without interest or contingency, on October 9, 2013. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 ($15 after-tax and noncontrolling interest) charge in addition to the $45 ($18 after-tax and noncontrolling interest) charge it recorded in the 2012 second quarter in respect of the suit. In addition, based on an agreement between Alcoa and Alumina Limited (which holds a 40% equity interest in AWA), Alcoa estimates an additional reasonably possible after-tax charge of between $25 to $30 to reallocate a portion of the costs (including legal fees) of the Alba civil settlement from AWA to Alcoa, but this would occur only if a settlement is reached with the DOJ and the Securities and Exchange Commission (the “SEC”) regarding their investigations (see “Government Investigations” below).

Government Investigations

On February 26, 2008, Alcoa Inc. advised the DOJ and the SEC that it had recently become aware of the claims by Alba as alleged in the Alba civil suit, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation and Alcoa has been cooperating with the government since that time.

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

Other Matters

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal is docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On July 26, 2012, the appellate court issued a briefing schedule requiring briefing to be complete by the end of October 2012. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. Plaintiffs filed their brief on September 7, 2012 and Alcoa filed its response brief on October 10, 2012. Briefing will be completed by the filing of the Plaintiffs’ reply brief, due by October 29, 2012. No further schedule has been established by the court.

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

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato, and that appeal remains pending. On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed and that appeal remains pending, and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. Alcoa believes that under 44/2012 its range of reasonably possible loss is from $0 to $50 (€39). Following the effectiveness of 44/2012, Alcoa has received no further demands from CCSE. At this time, the company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery will be based on a calculation that is being prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 (€173), which included $20 (€14) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 (€159) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. On May 22, 2010, Alcoa also filed with the General Court a request for injunctive relief to suspend the effectiveness of the decision, but, on July 12, 2010, the General Court denied such request. On September 10, 2010, Alcoa appealed the July 12, 2010 decision to the European Court of Justice (ECJ); this appeal was dismissed on December 16, 2011.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount. On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Since then, Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa will commence payment of the requested amount in five quarterly installments of $62 (€50), paying the first installment on October 31, 2012. It is possible that Alcoa may be required to accelerate payment or pay in a lump sum. Notwithstanding the payment request or the timing of such payments, Alcoa’s reserve remains $204 (€159) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009), which represents Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $204 (€159) to $375 (€303). The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

At the end of 2011, as part of a restructuring of Alcoa’s global smelting system, management decided to curtail operations at the Portovesme smelter during the first half of 2012. This action may lead to the permanent closure of the Portovesme smelter, due to the uncertain prospects for viable, long-term power once the current agreement expires at the end of 2012, along with rising raw materials costs and falling global aluminum prices (mid-2011 to late 2011). In March 2012, Alcoa decided to delay the curtailment of the Portovesme smelter until the second half of 2012 based on negotiations with the Italian Government and other stakeholders. In the third quarter of 2012, Alcoa began the process of curtailing the Portovesme smelter, which is expected to be fully curtailed by the end of 2012.

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

Alcoa’s remediation reserve balance was $535 and $347 at September 30, 2012 and December 31, 2011 (of which $63 and $58 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2012 third quarter and nine-month period, the remediation reserve was increased by $174 and $204, respectively.

The change in the third quarter of 2012 was due to a charge of $128 related to the Massena West, NY site (see below), charges totaling $45 related to smelter sites in Canada and Norway (see below), and a net increase of $1 associated with a number of other sites. The change in the nine-month period of 2012 was due to charges of $165 related to the Massena West, NY site (see below), the previously mentioned charges of $45, a charge of $14 related to the former East St. Louis, IL site (see below), a reversal of $30 related to the former Sherwin, TX site (see below), and a net increase of $10 associated with a number of other sites. In both periods, the changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $5 and $16 in the 2012 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2012 third quarter, the change in the reserve also reflects an increase of $1 due to the effects of foreign currency translation.

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

In the third quarter of 2012, the EPA selected a proposed remedy from the alternatives included in the June 2012 Analysis of Alternatives Report and released a Proposed Remedial Action Plan (PRAP). The alternative selected by the EPA recommends capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. This alternative will result in additional estimated costs above that of the alternative recommended by Alcoa in the June 2012 Analysis of Alternatives Report. As a result, Alcoa increased the reserve associated with the Grasse River by $128 in the 2012 third quarter to reflect such additional estimated costs of the EPA’s proposed remedy. The PRAP is open for public comment until November 15, 2012. Following the public comment period, the EPA will review comments received and issue a final Record of Decision (ROD), which may require Alcoa to record a subsequent reserve adjustment. Once a ROD is issued, the planning and design phase is expected to take approximately two to three years, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

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

For a number of years, Alcoa has been working with Sherwin Alumina Company to develop a sustainable closure plan for the active waste disposal areas, which is partly conditioned on Sherwin’s operating plan for the Copano facility. In the second quarter of 2012, Alcoa received the technical analysis of the closure plan and the operating plan from Sherwin in order to develop a closure cost estimate, including an assessment of Alcoa’s potential liability. It was determined that the most probable course of action would result in a smaller liability than originally reserved due to new information related to the amount of storage capacity in the waste disposal areas and revised assumptions regarding Alcoa’s share of the obligation based on the operating plan provided by Sherwin. As such, Alcoa reduced the reserve associated with Sherwin by $30 in the 2012 second quarter.

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

In April 2012, in response to comments from the EPA and other stakeholders, Alcoa submitted a revised feasibility study to the EPA, which soon thereafter issued a PRAP identifying a soil cover as the EPA’s recommended alternative. Based on this recommendation, Alcoa submitted a detailed design and cost estimate for implementation of the remedy. A draft consent decree was issued in May 2012 by the EPA and all parties are actively engaged in negotiating the consent decree and statement of work. As a result, Alcoa increased the reserve associated with East St. Louis by $14 in the 2012 second quarter to reflect the necessary costs for this remedy.

On July 30, 2012, the EPA issued a ROD for this matter and Alcoa began the process of bidding and contracting for the construction work. The ultimate outcome of negotiations and the bidding of the construction work could result in additional liability.

Fusina and Portovesme, Italy—In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l. (“Trasformazioni”), from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment (MOE) issued orders to Trasformazioni and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Trasformazioni appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l. (“Ligestra”), Alumix’s successor, and Trasformazioni agreed to a stay on the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement.

In December 2009, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Trasformazioni submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve.

Additionally, due to new information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3 in 2009. In November 2011, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra nor the proposal to the MOE resulted in a change to the reserve for Portovesme.

Baie Comeau, Quebec, Canada—In August 2012, Alcoa presented an analysis of remediation alternatives to the Quebec Ministry of Environment (QME), in response to a previous request, related to known PCBs and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, Alcoa increased the reserve for Baie Comeau by $25 in the 2012 third quarter to reflect the estimated cost of Alcoa’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. The ultimate selection of a remedy may result in additional liability at the time the QME issues a final decision.

Mosjøen, Norway—In September 2012, Alcoa presented an analysis of remediation alternatives to the Norwegian Climate and Pollution Agency (known as “Klif”), in response to a previous request, related to known PAHs in the sediments located in the harbor and extending out into the fjord. As such, Alcoa increased the reserve for Mosjøen by $20 in the 2012 third quarter to reflect the estimated cost of the baseline alternative for dredging of the contaminated sediments. The ultimate selection of a remedy may result in additional liability at the time the Klif issues a final decision.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company

(known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a four-year period (2010 through 2013), and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $611, including $37 and $202 in the 2012 third quarter and nine-month period, respectively, towards the $1,100 commitment. As of September 30, 2012 and December 31, 2011, the carrying value of Alcoa’s investment in this project was $774 and $565, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financing, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $108 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At September 30, 2012 and December 31, 2011, the combined fair value of the guarantees was $9 and $8, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemicals’ (AWAC) 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the refining and mining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At September 30, 2012, the combined fair value of the guarantees was $5 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

Alcoa Alumínio (“Alumínio”), a wholly-owned subsidiary of Alcoa, is a participant in several hydroelectric power projects in Brazil for purposes of increasing its energy self-sufficiency and providing a long-term, low-cost source of power for its facilities. Two of these projects, Machadinho and Barra Grande, were completed in 2002 and 2006, respectively.

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

Alumínio accounts for the Machadinho and Barra Grande hydroelectric projects as equity method investments. Alumínio’s investment participation in these projects is 30.99% for Machadinho and 42.18% for Barra Grande. Its total investment in these projects was $252 (R$513) and $266 (R$496) at September 30, 2012 and December 31, 2011, respectively. Alcoa’s maximum exposure to loss on these completed projects is approximately $280 (R$560), which represents Alumínio’s investments in both projects and guarantee of debt for only Machadinho as of September 30, 2012.

In early 2006, Alumínio acquired an additional 6.41% share in the Estreito hydroelectric power project, reaching 25.49% of total participation in the consortium. This additional share entitles Alumínio to 38 megawatts of assured energy. Alumínio’s share of the project is estimated to have installed capacity of approximately 280 megawatts and assured power of approximately 150 megawatts. In December 2006, the consortium obtained the environmental installation license, after completion of certain socioeconomic and cultural impact studies as required by a governmental agency. Construction began in early 2007 and is expected to be completed at the end of 2012 (start-up of the facility began in April 2011 with full capacity expected to be reached by the end of 2012). In early 2010, the consortium approved an increase of approximately $720 (R$1,300) in estimated costs to complete the Estreito project as a result of currency, inflation, and the price and scope of construction, among other factors. In the 2012 second quarter, the consortium approved an additional increase of approximately $130 (R$270) in estimated costs to complete the Estreito project due to further changes in the previously mentioned items. Total estimated project costs are approximately $2,550 (R$5,170) and Alumínio’s share is approximately $650 (R$1,320). As of September 30, 2012, approximately $610 (R$1,230) of Alumínio’s commitment was expended on the project.

Construction began on the Serra do Facão hydroelectric power project in early 2007 and was completed in the first half of 2011 (this facility is operating at full capacity). Alumínio’s share of the Serra do Facão project is 34.97% and entitles Alumínio to approximately 65 megawatts of assured power. Total estimated project costs are approximately $500 (R$1,000) and Alumínio’s share is approximately $170 (R$350). Through March 31, 2009, the participants in the consortium were required to provide capital for their respective share of the project costs. In April 2009, the consortium obtained long-term financing for the estimated remaining costs of construction. At that time, the participants in this project were no longer required to provide capital for their share of the project costs. Instead, the participants were each required to guarantee (expires 2027) a portion of the consortium’s debt. In mid-2010, the capacity under the long-term financing arrangement was exhausted; therefore, the participants were once again required to begin providing capital for their share of the remaining costs. As of September 30, 2012, approximately $170 (R$350) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing). Alumínio accounts for the Serra do Facão hydroelectric power project as an equity method investment and its total investment in this project was $99 (R$201) and $105 (R$196) at September 30, 2012 and December 31, 2011, respectively. Alcoa’s maximum exposure to loss on this project is approximately $200 (R$400), which represents Alumínio’s investment and guarantee of debt as of September 30, 2012.

With Machadinho, Barra Grande, Serra do Facão, and part of Estreito, Alumínio’s current power self-sufficiency is almost 70%, to meet a total energy demand of approximately 690 megawatts from two smelters (São Luís (Alumar) and Poços de Caldas) and one refinery (Poços de Caldas) in Brazil.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $15 (A$14) was made through September 30, 2012, including $3 (A$2) and $10 (A$8) in the 2012 third quarter and nine-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At September 30, 2012, Alcoa has an asset of $361 (A$347) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $520 (A$500) as of September 30, 2012.

H. Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Equity loss (income)	$4	$2	$16	$(24)
Interest income	(6)	(5)	(16)	(16)
Foreign currency (gains) losses, net	(3)	35	(4)	5
Net (gain) loss from asset sales	(1)	—	—	1
Net loss (gain) on mark-to-market derivative contracts (N)	4	(14)	13	(41)
Other, net	—	13	(5)	28

	$(2)	$31	$4	$(47)

I. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Third quarter ended September 30, 2012
Sales:
Third-party sales	$764	$1,794	$1,849	$1,367	$5,774
Intersegment sales	575	691	42	—	1,308

Total sales	$1,339	$2,485	$1,891	$1,367	$7,082

Profit and loss:
Equity income (loss)	$2	$(5)	$(1)	$—	$(4)
Depreciation, depletion, and amortization	120	130	57	39	346
Income taxes	(22)	(19)	44	79	82
After-tax operating income (ATOI)	(9)	(14)	98	160	235
Third quarter ended September 30, 2011
Sales:
Third-party sales	$879	$2,124	$1,974	$1,373	$6,350
Intersegment sales	751	798	48	—	1,597

Total sales	$1,630	$2,922	$2,022	$1,373	$7,947

Profit and loss:
Equity income (loss)	$2	$(4)	$—	$—	$(2)
Depreciation, depletion, and amortization	117	137	61	40	355
Income taxes	42	21	26	67	156
ATOI	154	110	60	138	462

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Nine months ended September 30, 2012
Sales:
Third-party sales	$2,289	$5,542	$5,607	$4,177	$17,615
Intersegment sales	1,768	2,234	130	—	4,132

Total sales	$4,057	$7,776	$5,737	$4,177	$21,747

Profit and loss:
Equity income (loss)	$4	$(16)	$(4)	$—	$(16)
Depreciation, depletion, and amortization	348	398	171	118	1,035
Income taxes	(29)	(51)	136	228	284
ATOI	49	(7)	289	475	806
Nine months ended September 30, 2011
Sales:
Third-party sales	$2,615	$6,249	$5,951	$3,990	$18,805
Intersegment sales	2,107	2,559	179	—	4,845

Total sales	$4,722	$8,808	$6,130	$3,990	$23,650

Profit and loss:
Equity income (loss)	$27	$(4)	$—	$1	$24
Depreciation, depletion, and amortization	332	420	179	119	1,050
Income taxes	146	129	94	201	570
ATOI	482	513	240	417	1,652

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total segment ATOI	$235	$462	$806	$1,652
Unallocated amounts (net of tax):
Impact of LIFO	(7)	2	12	(49)
Interest expense	(81)	(81)	(241)	(259)
Noncontrolling interests	32	(53)	44	(166)
Corporate expense	(62)	(76)	(195)	(219)
Restructuring and other charges	(2)	(7)	(19)	(35)
Discontinued operations	—	—	—	(5)
Other*	(258)	(75)	(458)	(117)

Consolidated net (loss) income attributable to Alcoa	$(143)	$172	$(51)	$802

*	In the third quarter and nine-month period of 2012, Other includes after-tax charges related to environmental remediation ($116 and $129) and a civil litigation matter ($26 and $55), respectively, (see Note G).

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(Loss) income from continuing operations attributable to Alcoa common shareholders	$(143)	$172	$(51)	$807
Less: preferred stock dividends declared	1	1	2	2

(Loss) income from continuing operations available to common equity	(144)	171	(53)	805
Less: dividends and undistributed earnings allocated to participating securities	—	—	—	2

(Loss) income from continuing operations available to Alcoa common shareholders – basic	(144)	171	(53)	803
Add: interest expense related to convertible notes	—	8	—	22

(Loss) income from continuing operations available to Alcoa common shareholders – diluted	$(144)	$179	$(53)	$825

Average shares outstanding – basic	1,067	1,064	1,066	1,060
Effect of dilutive securities:
Stock options	—	7	—	8
Stock and performance awards	—	4	—	3
Convertible notes	—	89	—	89

Average shares outstanding – diluted	1,067	1,164	1,066	1,160

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At September 30, 2012 and 2011, there were less than 1 million and 2 million such participating securities outstanding, respectively.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At September 30, 2012 and 2011, there were 12 million and 8 million such awards outstanding, respectively.

In the 2012 third quarter and nine-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS in both periods. Additionally, 12 million stock awards and 18 million stock options in the 2012 third quarter and 11 million stock awards and 20 million stock options in the 2012 nine-month period were not included in the computation of diluted EPS in the respective periods. Had Alcoa generated sufficient income from continuing operations, 89 million, 7 million, and 3 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, in the 2012 third quarter and 89 million, 6 million, and 4 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, in the 2012 nine-month period would have been included in diluted average shares outstanding.

Options to purchase 27 million shares of common stock at a weighted average exercise price of $15.42 and $23.98 per share were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

K. Income Taxes – The effective tax rate for the third quarter of 2012 and 2011 was 15.9% (benefit on a loss) and 19.6% (provision on income), respectively.

The rate for the 2012 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a $35 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact expected to reverse by the end of 2012), somewhat offset by a $12 benefit as a result of including the anticipated gain from the sale of the Tapoco Hydroelectric Project (see Note D) in the calculation of the estimated annual effective tax rate.

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

The effective tax rate for the 2012 and 2011 nine-month periods was 25.1% (provision on a loss) and 25.3% (provision on income), respectively.

The rate for the 2012 nine-month period differs by (60.1)% from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, a $39 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact expected to reverse by the end of 2012), and an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets, slightly offset by the previously mentioned $12 benefit.

The rate for the 2011 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

L. Receivables – Alcoa has three arrangements, each with a different financial institution, to sell certain customer receivables outright without recourse on a continuous basis. As of September 30, 2012, sold receivables, which were derecognized from the accompanying Consolidated Balance Sheet, in the amount of $89 under the three arrangements combined were uncollected. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

On March 30, 2012, Alcoa finalized a one-year arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables will be completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $50 up to a maximum of $250 for receivables sold. In the 2012 first quarter, Alcoa initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase price under this arrangement. Alcoa received additional cash funding of $100 in the 2012 second quarter and $50 in the 2012 third quarter. As of September 30, 2012, the deferred purchase price receivable was $81, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. The gross amount of receivables sold and total cash collections under this program since its inception was $2,172 and $1,891, respectively. Alcoa services the customer receivables for the financial institution at market rates; therefore, no servicing asset or liability was recorded.

M. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2012	2011	2012	2011
Service cost	$46	$41	$139	$123
Interest cost	160	169	480	509
Expected return on plan assets	(202)	(202)	(605)	(605)
Amortization of prior service cost	5	5	14	14
Recognized net actuarial loss	97	63	288	187

Net periodic benefit cost	$106	$76	$316	$228

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2012	2011	2012	2011
Service cost	$3	$5	$10	$13
Interest cost	33	40	99	119
Expected return on plan assets	—	(1)	—	(2)
Amortization of prior service benefit	(4)	(5)	(12)	(13)
Recognized net actuarial loss	7	7	19	20

Net periodic benefit cost	$39	$46	$116	$137

N. Derivatives and Other Financial Instruments

Derivatives

Alcoa is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Alcoa’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC), which is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC meets on a periodic basis to review derivative positions and strategy and reports to Alcoa’s Board of Directors on the scope of its activities.

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$38	$51
Aluminum contracts	3	6	5
Interest rate contracts	2	5	8
Other noncurrent assets:
Aluminum contracts	1	8	6
Energy contracts	3	—	2
Interest rate contracts	2	43	37

Total derivatives designated as hedging instruments		$100	$109

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	2	$—	$1
Aluminum contracts	3	208	—
Other noncurrent assets:
Aluminum contracts	3	401	5
Foreign exchange contracts	1	2	1

Total derivatives not designated as hedging instruments		$611	$7

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$4	$7
Interest rate contracts	2	5	8
Other noncurrent assets:
Interest rate contracts	2	14	7

Sub-total		$23	$22

Total Asset Derivatives		$688	$94

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$17	$47
Aluminum contracts	3	37	32
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	—	4
Aluminum contracts	3	637	570
Energy contracts	3	8	—

Total derivatives designated as hedging instruments		$699	$653

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$3	$12
Aluminum contracts	2	21	23
Embedded credit derivative	3	3	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	—	1
Aluminum contracts	2	11	21
Embedded credit derivative	3	32	28

Total derivatives not designated as hedging instruments		$70	$85

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$—	$1

Total Liability Derivatives		$769	$737

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	September 30, 2012	December 31, 2011
Assets:
Level 1	$48	$57
Level 2	48	47
Level 3	615	12
Margin held	(23)	(22)

Total	$688	$94

Liabilities:
Level 1	$20	$64
Level 2	32	44
Level 3	717	630
Margin posted	—	(1)

Total	$769	$737

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
Third quarter ended September 30, 2012	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – June 30, 2012	$10	$—	$530	$39	$10
Total gains or losses (realized and unrealized) included in:
Sales	(2)	—	(7)	—	—
Cost of goods sold	(53)	—	—	(1)	—
Other income, net	(1)	—	—	(3)	—
Other comprehensive income	1	—	151	—	(2)
Purchases, sales, issuances, and settlements*	639	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—	—
Foreign currency translation	21	—	—	—	—

Closing balance – September 30, 2012	$615	$—	$674	$35	$8

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2012:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net	(1)	—	—	(3)	—

*	In July 2012, two embedded derivatives contained within existing power contracts became subject to derivative accounting under GAAP (see below). The amount reflected in this table represents the initial fair value of these embedded derivatives and was classified as an issuance of Level 3 financial instruments. There were no purchases, sales or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
Nine months ended September 30, 2012	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – December 31, 2011	$10	$2	$602	$28	$—
Total gains or losses (realized and unrealized) included in:
Sales	(7)	—	(25)	—	—
Cost of goods sold	(53)	—	—	(3)	—
Other expenses, net	(3)	—	—	10	—
Other comprehensive loss	8	(2)	97	—	8
Purchases, sales, issuances, and settlements*	639	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—	—
Foreign currency translation	21	—	—	—	—

Closing balance – September 30, 2012	$615	$—	$674	$35	$8

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2012:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other expenses, net	(3)	—	—	10	—

*	In July 2012, two embedded derivatives contained within existing power contracts became subject to derivative accounting under GAAP (see below). The amount reflected in this table represents the initial fair value of these embedded derivatives and was classified as an issuance of Level 3 financial instruments. There were no purchases, sales or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the tables above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $102 as of September 30, 2012. This loss was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices. However, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and their realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

In July 2012, as provided for in the arrangements, management elected to modify the pricing for two existing power contracts, which end in 2014 and 2016 (see directly below), for Alcoa’s two smelters in Australia and the Point Henry rolling mill in Australia. These contracts contain an LME-linked embedded derivative, which previously was not recorded as an asset in Alcoa’s Consolidated Balance Sheet. Beginning on January 1, 2001, all derivative contracts were required to be measured and recorded at fair value on an entity’s balance sheet under GAAP; however, an exception existed for embedded derivatives upon meeting certain criteria. The LME-linked embedded derivative in these two contracts met such criteria at that time. Management’s election to modify the pricing of these contracts qualifies as a significant change to the contracts thereby requiring that the contracts now be evaluated under derivative accounting as if they were new contracts. As a result, Alcoa recorded a derivative asset in the amount of $639 with an offsetting liability (deferred credit) recorded in Other current and non-current liabilities. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases are made under the contract. The deferred credit is recognized in Other (income), expenses net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract. The embedded derivative is valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a decrease to the embedded derivative asset.

Also, included within Level 3 measurements are derivative contracts that will hedge the anticipated power requirements at Alcoa’s two smelters in Australia once the existing contracts expire in 2014 and 2016. These derivatives hedge forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on these contracts were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet until the designated hedge periods begin in 2014 and 2016. Once the hedge periods begin, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value.

Additionally, Alcoa has a six-year natural gas supply contract, which has an LME-linked ceiling. This contract is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. Any change in the interrelationship would result in a higher or lower fair value measurement. An LME ceiling was embedded into the contract price to protect against an increase in the price of oil without a corresponding increase in the price of LME. An increase in oil prices with no similar increase in the LME price would limit the increase of the price paid for natural gas. At inception, this contract had a fair value of $5. Unrealized gains and losses from this contract were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations, while realized gains and losses will be included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases are made under the contract.

Furthermore, an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies is included in Level 3. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa and the counterparty would result in an increase of the future liability and a higher cost of power. Realized gains and losses for this embedded derivative were included in Cost of goods sold on the accompanying Statement of Consolidated Operations and unrealized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at September 30, 2012	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$2	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $2,084 in 2012 to $2,600 in 2018 per metric ton Oil: $91 to $112 per barrel
Aluminum contract	$607	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $2,090 in 2012 to $2,602 in 2018 per metric ton Foreign currency: A$1 = $1.03 in 2012 to $0.89 in 2016 CPI: 1982 base year of 100 and 227 in 2012 to 250 in 2016
Liabilities:
Aluminum contracts	668	Discounted cash flow	Price of aluminum beyond forward curve	$2,828 per metric ton in 2023 to $3,048 per metric ton in 2027
Embedded credit derivative	35	Discounted cash flow	Credit spread between Alcoa and counterparty	1.45% to 2.49% (1.97%) median
Energy contracts	8	Discounted cash flow	Price of electricity beyond forward curve	$77 per megawatt hour in 2012 to $170 per megawatt hour in 2036

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Aluminum contracts	Sales	$66	$(100)	$9	$(78)
Interest rate contracts	Interest expense	3	5	8	58

Total		$69	$(95)	$17	$(20)

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Third quarter ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Aluminum contracts	Sales	$(71)	$102	$(30)	$76
Interest rate contracts	Interest expense	(3)	(5)	(8)	(25)

Total		$(74)	$97	$(38)	$51

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2012, Alcoa had 401 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2012 to 2016.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2012, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011
Aluminum contracts	$(138)	$145	$(72)	$53	Sales	$18	$(30)	$20	$(106)	Other (income) expenses, net	$(3)	$4	$6	$4
Energy contracts	2	6	(3)	14	Cost of goods sold	—	(2)	—	(8)	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	—	2	—	4	Sales	—	2	—	4	Other (income) expenses, net	—	—	—	—
Interest rate contracts	—	(2)	—	(2)	Interest expense	—	(2)	(1)	(2)	Other (income) expenses, net	—	—	—	—
Interest rate contracts	1	(2)	(2)	(4)	Other (income) expenses, net	—	—	—	(2)	Other (income) expenses, net	—	—	—	—

Total	$(135)	$149	$(77)	$65		$18	$(32)	$19	$(114)		$(3)	$4	$6	$4

*	Assuming market rates remain constant with the rates at September 30, 2012, a loss of $14 is expected to be recognized in earnings over the next 12 months.
**	For the third quarter and nine months ended September 30, 2012, the amount of gain or (loss) recognized in earnings represents $(5) and $5, respectively, related to the ineffective portion of the hedging relationships. There was also $2 and $1 recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the third quarter and nine months ended September 30, 2012, respectively. For both the third quarter and nine months ended September 30, 2011, the amount of gain or (loss) recognized in earnings represents $(1) related to the ineffective portion of the hedging relationships. There was also $5 recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for both the third quarter and nine months ended September 30, 2011.

Aluminum and Energy. Alcoa anticipates the continued requirement to purchase aluminum and other commodities, such as electricity and natural gas, for its operations. Alcoa enters into forwards, futures, and options contracts to reduce volatility in the price of these commodities. Alcoa has also entered into power supply and other contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. A majority of these embedded derivatives have been designated as cash flow hedges of future sales of aluminum.

Also, Alcoa has contracts to hedge the anticipated power requirements at two smelters in Australia. These derivatives hedge forecasted power purchases through December 2036.

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of September 30, 2012. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts covered periods consistent with known or expected exposures through 2013.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30, 2012	December 31, 2011
Aluminum contracts (kmt)	1,343	1,294
Energy contracts:
Electricity (megawatt hours)	100,578,295	100,578,295
Natural gas (million British thermal units)	18,320,000	—
Foreign exchange contracts	$100	—

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Aluminum contracts	Sales	$3	$(10)	$—	$(9)
Aluminum contracts	Other (income) expenses, net	(9)	18	(6)	7
Embedded credit derivative	Other (income) expenses, net	2	(13)	(8)	(10)
Energy contract	Other (income) expenses, net	—	16	—	47
Foreign exchange contracts	Other (income) expenses, net	3	(7)	1	(3)

Total		$(1)	$4	$(13)	$32

The aluminum contracts relate to derivatives (recognized in Sales) and embedded derivatives (recognized in Other (income) expenses, net) entered into to minimize Alcoa’s price risk related to other customer sales and certain pricing arrangements.

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

Alcoa has a forward contract to purchase $59 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,432	$1,432	$1,939	$1,939
Restricted cash	224	224	25	25
Noncurrent receivables	21	21	30	30
Available-for-sale securities	89	89	92	92
Short-term borrowings	591	591	62	62
Commercial paper	43	43	224	224
Long-term debt due within one year	540	540	445	445
Long-term debt, less amount due within one year	8,350	9,253	8,640	9,274

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Short-term borrowings, Commercial paper, and Long-term debt due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents, Restricted cash, and Commercial paper were classified in Level 1; Short-term borrowings were classified in Level 2; and Long-term debt due within one year were classified in Level 1 of the fair value hierarchy for public debt ($422) and Level 2 of the fair value hierarchy for non-public debt ($118).

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

Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. At September 30, 2012 and December 2011, $8,638 and $8,576, respectively, was classified in Level 1 of the fair value hierarchy for public debt and $615 and $698, respectively, was classified in Level 2 of the fair value hierarchy for non-public debt.

O. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except for an update to a civil litigation matter (see Note G) and the addition of a new revolving credit agreement with a financial institution, which provides a $140 credit facility that expires in October 2013, the purpose and terms of which are similar to the other revolving credit agreements entered into during 2012 (see Note F).

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2012, and the related statements of consolidated operations, consolidated comprehensive (loss) income, and changes in consolidated equity for each of the three-month and nine-month periods ended September 30, 2012 and 2011, and the statement of consolidated cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

October 25, 2012

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$5,833	$6,419	$17,802	$18,962
Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(143)	$172	$(51)	$807
Loss from discontinued operations	—	—	—	(5)

Net (loss) income	$(143)	$172	$(51)	$802

Earnings per share attributable to Alcoa common shareholders:
Diluted – (Loss) income from continuing operations	$(0.13)	$0.15	$(0.05)	$0.71
Diluted – Net (loss) income	(0.13)	0.15	(0.05)	0.71

Shipments of alumina (kmt)	2,368	2,256	6,855	6,840
Shipments of aluminum products (kmt)	1,317	1,277	3,917	3,757

Alcoa’s average realized price per metric ton of aluminum	$2,222	$2,689	$2,328	$2,734

Loss from continuing operations attributable to Alcoa was $143, or $0.13 per diluted share, in the 2012 third quarter compared with income from continuing operations of $172, or $0.15 per share, in the 2011 third quarter. The decline of $315 was primarily the result of lower realized prices for aluminum and alumina, charges for litigation and environmental remediation matters, and higher input costs. These items were partially offset by net productivity improvements, net favorable foreign currency movements, a decrease in income taxes due to lower operating results, and a decline in the results attributable to noncontrolling interests.

Loss from continuing operations attributable to Alcoa was $51, or $0.05 per share, in the 2012 nine-month period compared with income from continuing operations of $807, or $0.71 per share, in the 2011 nine-month period. The decrease of $858 was principally due to lower realized prices for aluminum and alumina, charges for litigation and environmental remediation matters, and higher input costs. These items were partially offset by net productivity improvements, a decrease in income taxes due to lower operating results, a decline in the results attributable to noncontrolling interests, net favorable foreign currency movements, and a favorable LIFO (last in, first out) impact.

Sales for the 2012 third quarter and nine-month period declined $586, or 9%, and $1,160, or 6%, respectively, compared to the same periods in 2011. The decrease in both periods was mainly caused by a decline in realized prices for aluminum and alumina, driven by lower London Metal Exchange (LME) prices, unfavorable pricing in the midstream segment due to a decrease in metal prices, and unfavorable foreign currency movements, mostly due to a weaker euro, slightly offset by higher volumes in the midstream segment. In the 2012 nine-month period, higher volumes in the downstream segment also contributed positively to Sales.

Cost of goods sold (COGS) as a percentage of Sales was 90.3% in the 2012 third quarter and 87.2% in the 2012 nine-month period compared with 82.4% in the 2011 third quarter and 80.4% in the 2011 nine-month period. In both periods, the percentage was negatively impacted by the previously mentioned lower realized prices, higher input costs, a net charge for adjustments to certain environmental reserves ($173 in the third quarter and $194 in the nine-month period comparisons), and a charge for a civil litigation reserve ($40 in the third quarter and $85 in the nine-month period comparisons). These items were somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar. A change in LIFO adjustments from unfavorable to favorable, primarily due to lower prices for alumina and metal, also positively impacted the percentage in the 2012 nine-month period.

Selling, general administrative, and other expenses (SG&A) decreased $27 and $39 in the 2012 third quarter and nine-month period, respectively, compared to the corresponding periods in 2011. The decline in both periods was primarily driven by less spending across various expenses, including labor, travel, professional and contract services, and information technology. SG&A as a percentage of Sales decreased from 4.1% in the 2011 third quarter to 4.0% in the 2012 third quarter, and was unchanged at 4.0% in both the 2011 nine-month period and the 2012 nine-month period.

Restructuring and other charges were $2 ($2 after-tax) and $27 ($19 after-tax and noncontrolling interests) in the 2012 third quarter and nine-month period, respectively.

In the 2012 third quarter, Restructuring and other charges included $3 ($2 after-tax) for the layoff of approximately 20 employees (Primary Metals segment), including additional employees related to the previously reported smelter curtailments in Spain, and $1 (less than $1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the 2012 nine-month period, Restructuring and other charges included $20 ($14 after-tax and noncontrolling interests) for the layoff of approximately 350 employees (180 in the Primary Metals segment, 70 in the Engineered Products and Solutions segment, 25 in the Alumina segment, and 75 in Corporate), including $9 ($6 after-tax) for the layoff of an additional 160 employees related to the previously reported smelter curtailments in Spain; $9 ($5 after-tax) for lease termination costs; $2 ($2 after-tax) in other miscellaneous charges; and $4 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

Restructuring and other charges were $9 ($5 after-tax and noncontrolling interests) and $49 ($26 after-tax and noncontrolling interests) in the 2011 third quarter and nine-month period, respectively.

In the 2011 third quarter, Restructuring and other charges included $18 ($11 after-tax and noncontrolling interests) for the layoff of approximately 150 employees (70 in the Global Rolled Products segment, 40 in the Primary Metals segment, 30 in the Alumina segment, and 10 in Corporate); a net charge of $1 (less than $1 after-tax) for other small items; and $10 ($6 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In the 2011 nine-month period, Restructuring and other charges included $31 ($19 after-tax and noncontrolling interests) for the layoff of approximately 630 employees (420 in the Global Rolled Products segment, 110 in the Primary Metals segment, 60 in the Alumina segment, 30 in the Engineered Products and Solutions segment, and 10 in Corporate); $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location; an $8 ($5 after-tax) charge for an adjustment to the fair value of the one remaining foil location classified as held for sale due to foreign currency movements (this business was removed from held for sale classification in the fourth quarter of 2011); a net charge of $4 ($3 after-tax) for other small items; and $14 ($9 after-tax) for the reversal of previously recorded layoff reserves, primarily related to a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Alumina	$—	$6	$1	$32
Primary Metals	3	(6)	9	(4)
Global Rolled Products	—	5	1	7
Engineered Products and Solutions	—	(2)	3	1

Segment total	3	3	14	36
Corporate	(1)	6	13	13

Total restructuring and other charges	$2	$9	$27	$49

As of September 30, 2012, approximately 90 of the 350 employees associated with 2012 restructuring programs, approximately 770 of the 1,600 employees associated with 2011 restructuring programs, approximately 820 of the 875 employees associated with 2010 restructuring programs, and approximately 5,900 of the 6,000 employees associated with 2009 restructuring programs were separated. The remaining separations for a portion of the 2012 and 2011 restructuring programs and all of the 2010 and 2009 restructuring programs are expected to be completed by the end of 2012.

In the 2012 third quarter and nine-month period, cash payments of $3 and $6, respectively, were made against the layoff reserves related to the 2012 restructuring programs; $7 and $21, respectively,

were made against the layoff reserves related to the 2011 restructuring programs; and $1 and $3, respectively, were made against the layoff reserves related to the 2010 restructuring programs.

In the fourth quarter of 2012, restructuring charges, in addition to those recognized in 2011, will likely be recognized upon achieving full curtailment of the Portovesme smelter (see the “Primary Metals” section below).

Interest expense decreased $1, or 1%, and $29, or 7%, in the 2012 third quarter and nine-month period, respectively, compared to the corresponding periods in 2011. In the 2012-nine-month period, the decrease was principally the result of the absence of a $41 net charge related to the early retirement of various outstanding notes ($74 in purchase premiums paid partially offset by a $33 gain for “in-the-money” interest rate swaps), somewhat offset by lower capitalized interest ($10).

Other income, net was $2 in the 2012 third quarter compared with Other expenses, net of $31 in the 2011 third quarter, and Other expenses, net was $4 in the 2012 nine-month period compared with Other income, net of $47 in the 2011 nine-month period.

The change in the 2012 third quarter was mainly the result of net favorable foreign currency movements ($38), an improvement in the cash surrender value of company-owned life insurance, and a favorable change in mark-to-market contracts related to an embedded credit derivative and foreign currency ($25). These items were partially offset by an unfavorable change in mark-to-market contracts related to aluminum and energy ($43), mostly due to a decline in the aluminum price on the LME and the absence of a favorable change in an energy contract that expired in September 2011, and higher deferred compensation.

In the 2012 nine-month period, the change was principally caused by a net unfavorable change in mark-to-market derivative contracts ($54), mostly driven by the absence of a favorable change in an energy contract that expired in September 2011; lower equity income ($40), largely attributable to Alcoa’s share of expenses of the joint venture in Saudi Arabia and the absence of a discrete income tax benefit recognized by the consortium related to an investment in a natural gas pipeline in Australia (Alcoa World Alumina and Chemicals’ share of the benefit was $24); and higher deferred compensation. These items were somewhat offset by an improvement in the cash surrender value of company-owned life insurance and net favorable foreign currency movements ($9).

The effective tax rate for the third quarter of 2012 and 2011 was 15.9% (benefit on a loss) and 19.6% (provision on income), respectively.

The rate for the 2012 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a $35 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact expected to reverse by the end of 2012), somewhat offset by a $12 benefit as a result of including the anticipated gain from the sale of the Tapoco Hydroelectric Project in the calculation of the estimated annual effective tax rate.

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

The effective tax rate for the 2012 and 2011 nine-month periods was 25.1% (provision on a loss) and 25.3% (provision on income), respectively.

The rate for the 2012 nine-month period differs by (60.1)% from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, a $39 unfavorable impact for operational losses in certain foreign jurisdictions that are excluded from the estimated annual effective tax rate calculation (impact expected to reverse by the end of 2012), and an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets, slightly offset by the previously mentioned $12 benefit.

The rate for the 2011 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

Net loss attributable to noncontrolling interests for the 2012 third quarter and nine-month period was $32 and $44, respectively, compared to Net income attributable to noncontrolling interests of $53 and $166 in the 2011 third quarter and nine-month period, respectively. The change in both periods was primarily due to lower earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The decline in earnings at AWAC was mainly driven by lower realized prices, due to a decrease in contractual LME-based pricing; higher input costs, particularly caustic; and a charge for a litigation reserve of $16 (third quarter) and $34 (nine months); somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar.

Segment Information

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Alumina production (kmt)	4,077	4,140	12,263	12,308
Third-party alumina shipments (kmt)	2,368	2,256	6,855	6,840

Third-party sales	$764	$879	$2,289	$2,615
Intersegment sales	575	751	1,768	2,107

Total sales	$1,339	$1,630	$4,057	$4,722

After-tax operating income (ATOI)	$(9)	$154	$49	$482

Alumina production decreased 2% in the 2012 third quarter and was flat in the 2012 nine-month period compared with the corresponding periods in 2011. The decline in the 2012 third quarter was largely due to lower production at the refineries in Suriname, Jamaica, and Spain as a result of the initiation of management’s plan to reduce annual production capacity by approximately 390 kmt to align production with smelter curtailments initiated during the first quarter of 2012 and to reflect prevailing market conditions. In the 2012 nine-month period, lower production at the refineries in Suriname, Jamaica, and Spain was mostly offset by higher production at the three refineries in Australia and the São Luís (Brazil) refinery, due to system process improvements.

Third-party sales for the Alumina segment dropped 13% in the 2012 third quarter and 12% in the 2012 nine-month period compared with the same periods in 2011. In the 2012 third quarter, the decrease was primarily due to a 20% decline in realized prices, driven by a decrease in contractual LME-based pricing, and unfavorable foreign currency movements due to a weaker Australian dollar, slightly offset by higher demand. The drop in the 2012 nine-month period was principally the result of a 16% decline in realized prices, driven by a decrease in contractual LME-based pricing.

Intersegment sales decreased 23% and 16% in the 2012 third quarter and nine-month period, respectively, compared to the corresponding periods in 2011, mostly due to lower realized prices and decreased demand from the Primary Metals segment.

ATOI for this segment declined $163 in the 2012 third quarter and $433 in the 2012 nine-month period compared to the same periods in 2011. The decrease in both periods was primarily the result of the previously mentioned lower realized prices and higher input costs, particularly caustic, somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Brazilian real.

In the fourth quarter of 2012, as the shift from LME-linked contracts to the alumina price index continues, approximately 40% of this segment’s third-party shipments are expected to be based on the alumina price index or at spot price. Continued net productivity improvements are anticipated, while caustic prices are expected to remain flat.

Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Aluminum production (kmt)	938	964	2,830	2,813
Third-party aluminum shipments (kmt)	768	754	2,288	2,176

Alcoa’s average realized price per metric ton of aluminum	$2,222	$2,689	$2,328	$2,734

Third-party sales	$1,794	$2,124	$5,542	$6,249
Intersegment sales	691	798	2,234	2,559

Total sales	$2,485	$2,922	$7,776	$8,808

ATOI	$(14)	$110	$(7)	$513

At September 30, 2012, Alcoa had 533 kmt of idle capacity on a base capacity of 4,227 kmt. In the 2012 third quarter, idle capacity increased by 59 kmt compared to June 30, 2012, mostly due to the initiation of the curtailment of the Portovesme smelter in Italy (150 kmt-per-year). The decision to curtail this facility was made at the end of 2011, as part of a plan to restructure Alcoa’s global smelting system, resulting from uncertain prospects for viable, long-term power once the current agreement expires at the end of 2012, combined with rising raw material costs and falling global aluminum prices. The Portovesme smelter is expected to be fully curtailed during the fourth quarter of 2012.

Aluminum production decreased 3% in the 2012 third quarter and increased 1% in the 2012 nine-month period compared with the corresponding periods in 2011. In the 2012 third quarter, the decline was mainly caused by lower production at the two partially curtailed smelters in Spain (Avilés (46 kmt out of 93 kmt-per-year) and La Coruña (44 kmt out of 87 kmt-per-year)) and the previously mentioned Portovesme smelter. The increase in the 2012 nine-month period was primarily due to higher production at the Massena East, NY, Wenatchee, WA, and Ferndale, WA smelters, partially offset by lower production at the two partially curtailed smelters in Spain and the Portovesme smelter. In the 2012 nine-month period, the improvements at the mentioned smelters were due to capacity that was restarted during the first quarter of 2011 (Massena East (125 kmt-per-year), Ferndale (Intalco: 47 kmt-per-year), and Wenatchee (43 kmt-per-year)). The full restarts of this U.S. capacity were achieved by the end of 2011.

Third-party sales for the Primary Metals segment decreased 16% in the 2012 third quarter and 11% in the 2012 nine-month period compared with the same periods in 2011. The decline in both periods was mostly the result of a 17% (third quarter) and a 15% (nine months) drop in realized prices, driven by 20% (third quarter) and 19% (nine months) lower LME prices, and the previously mentioned curtailments, somewhat offset by higher buy/resell activity due to the curtailments and higher volumes, largely attributable to the previously mentioned restarted U.S. capacity.

Intersegment sales declined 13% in both the 2012 third quarter and nine-month period compared to the corresponding periods in 2011, mainly as a result of a decrease in realized prices, driven by the lower LME, somewhat offset by higher buy/resell activity.

ATOI for this segment declined $124 in the 2012 third quarter and $520 in the 2012 nine-month period compared to the same periods in 2011. In both periods, the decrease was primarily due to the previously mentioned drop in realized prices and an unfavorable impact as a result of business interruption and repair costs related to a fire in March 2012 at the Massena West, NY cast house ($7 in the third quarter and $14 in the nine-month period comparisons), partially offset by lower costs for alumina and energy, net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the euro and Brazilian real, and net productivity improvements. Higher input costs, particularly carbon, also contributed to the decline in ATOI in the 2012 nine-month period.

In the fourth quarter of 2012, net productivity improvements are expected to continue while smelter curtailments will result in a negative impact to ATOI of approximately $15. Also, the sale of U.S. hydropower assets (known as the Tapoco Hydroelectric Project) is expected to close, resulting in a significant gain.

Global Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Third-party aluminum shipments (kmt)	483	454	1,419	1,373

Third-party sales	$1,849	$1,974	$5,607	$5,951
Intersegment sales	42	48	130	179

Total sales	$1,891	$2,022	$5,737	$6,130

ATOI	$98	$60	$289	$240

Third-party sales for the Global Rolled Products segment decreased 6% in both the 2012 third quarter and nine-month period compared with the corresponding periods in 2011. In both periods, the decline was principally the result of unfavorable pricing due to a decrease in metal prices and unfavorable foreign currency movements, mostly due to a weaker euro. Somewhat offsetting these negative impacts in both periods were favorable product mix and higher volumes, largely attributable to the packaging and automotive markets in the 2012 third quarter, and the packaging, aerospace, automotive, and commercial transportation markets, somewhat offset by the industrial products market in the 2012 nine-month period.

ATOI for this segment improved 63% in the 2012 third quarter and 20% in the 2012 nine-month period compared to the same periods in 2011. The increase in both periods was principally related to net productivity improvements across all businesses, favorable product mix, and the previously mentioned higher volumes, somewhat offset by higher input costs, particularly labor, transportation, and energy. In the 2012 nine-month period, the previously mentioned unfavorable pricing and net unfavorable foreign currency movements, mostly due to a weaker euro, also negatively impacted ATOI.

In the fourth quarter of 2012, the aerospace and automotive markets are expected to remain strong, while packaging will be affected by a seasonal decline in demand. Also, the industrial products market in Europe and North America is expected to weaken, resulting in increasing pricing pressure and demand reduction. Additionally, slower growth rates in China and Russia are expected to continue.

Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Third-party aluminum shipments (kmt)	53	56	170	168

Third-party sales	$1,367	$1,373	$4,177	$3,990

ATOI	$160	$138	$475	$417

Third-party sales for the Engineered Products and Solutions segment were flat in the 2012 third quarter and rose 5% in the 2012 nine-month period compared with the corresponding periods in 2011. In the 2012 third quarter, lower volumes related to the nonresidential building and construction end market and unfavorable foreign currency movements due to a weaker euro were virtually offset by higher volumes related to the aerospace end market. The increase in the 2012 nine-month period was principally due to higher volumes related to the aerospace and commercial transportation end markets, slightly offset by unfavorable foreign currency movements due to a weaker euro.

ATOI for this segment improved 16% in the 2012 third quarter and 14% in the 2012 nine-month period compared to the same periods in 2011. In both periods, the increase was mainly the result of net productivity improvements. The previously mentioned volume impacts also contributed positively to ATOI in the 2012 nine-month period.

In the fourth quarter of 2012, continued net productivity improvements and share gains through innovation are anticipated. Also, continued weakness in the building and construction market, particularly in Europe, and in the North American and European commercial transportation markets, due to declining heavy truck build rates, is expected.

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

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total segment ATOI	$235	$462	$806	$1,652
Unallocated amounts (net of tax):
Impact of LIFO	(7)	2	12	(49)
Interest expense	(81)	(81)	(241)	(259)
Noncontrolling interests	32	(53)	44	(166)
Corporate expense	(62)	(76)	(195)	(219)
Restructuring and other charges	(2)	(7)	(19)	(35)
Discontinued operations	—	—	—	(5)
Other	(258)	(75)	(458)	(117)

Consolidated net (loss) income attributable to Alcoa	$(143)	$172	$(51)	$802

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for the 2012 third quarter and nine-month period compared with the corresponding periods in 2011 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, in the 2012 nine-month period, due to lower prices for alumina and metal, both of which were driven by a decline in LME prices;

•

a decline in Interest expense, in the 2012 nine-month period, principally caused by the absence of a $27 net charge related to the early retirement of various outstanding notes ($48 in purchase premiums paid partially offset by a $21 gain for “in-the-money” interest rate swaps), somewhat offset by lower capitalized interest ($7);

•

a decrease in Noncontrolling interests, mainly due to lower earnings at AWAC, principally driven by lower realized prices, due to a decrease in contractual LME-based pricing; higher input costs, particularly caustic; and a charge for a litigation reserve ($16 in the third quarter and $34 in the nine-month period comparisons); somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar; and

•

a change in Other, mostly driven by a net charge for adjustments to certain environmental reserves ($116 in the third quarter and $129 in the nine-month period comparisons), a charge for a litigation reserve ($26 in the third quarter and $55 in the nine-month period comparisons), and a net unfavorable change in mark-to-market derivative contracts ($11 in the third quarter and $34 in the nine-month period comparisons), slightly offset in the 2012 third quarter by net favorable foreign currency movements ($25).

Environmental Matters

See the Environmental Matters section of Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $564 in the 2012 nine-month period compared with $1,051 in the same period of 2011. The decrease of $487 was principally due to significantly lower operating results and higher pension contributions of $298, partially offset by a lower net cash outflow associated with working capital of $488, a higher cash inflow of $339 in noncurrent liabilities, and a favorable change of $126 in noncurrent assets.

The major components of the lower net cash outflow in working capital were as follows: a smaller outflow of $245 in receivables, primarily related to fewer customer sales; a lower outflow of $543 in inventories, mostly due to smaller levels of on-hand alumina and aluminum products and a decrease in the LME price of aluminum; a negative change of $31 in prepaid expenses and other current assets, mainly caused by an increase in outflows for prepaid taxes and value-added taxes; a negative change of $279 in accounts payable, trade, principally the result of timing of payments and receipt of vendor invoices; a lower outflow of $113 in accrued expenses, largely attributable to an increase in deferred revenue; and a smaller inflow of $103 in taxes, including income taxes, mainly due to less income taxes caused by a change in operating results from income to a loss.

The higher pension contributions were principally driven by cash contributions made to U.S. pension plans towards maintaining an approximately 80% funded status. In the 2011 nine-month period, Alcoa made a $600 contribution to U.S. pension plans in the form of common stock.

The higher cash inflow in noncurrent liabilities was primarily caused by an increase in environmental and legal reserves of $234.

In June 2012, Alcoa received formal notification from the Italian Government requesting a net payment of $310 (€250) related to a November 2009 European Commission decision on electricity pricing for smelters. Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa will commence payment of the requested amount in five quarterly installments of $62 (€50) paying the first installment on October 31, 2012. It is possible that Alcoa may be required to accelerate payment or pay in a lump sum.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as currently is the case. This relief will have an immediate impact on the calculation of remaining funding contributions in 2012. Management expects to reduce its estimated minimum required pension funding by $130 in 2012 and by $225 to $250 in 2013.

On October 9, 2012, Alcoa World Alumina LLC, a majority-owned subsidiary of Alcoa, paid $42.5 to the plaintiff of a civil litigation matter pursuant to a settlement agreement. Another $42.5 is scheduled to be paid on October 9, 2013.

Financing Activities

Cash used for financing activities was $86 in the 2012 nine-month period, a decrease of $99 compared with cash provided from financing activities of $13 in the corresponding period of 2011.

The use of cash in the 2012 nine-month period was primarily due to $886 in additions to debt, principally the result of $600 in borrowings under four new short-term facilities (see below) and $280 in new short-term loans to support the export operations of a subsidiary in Brazil; and net cash received from noncontrolling interests of $61, all of which relates to Alumina Limited’s share of AWAC; mostly offset by $793 in payments on debt, mainly related to $322 for the repayment of 6% Notes due 2012 as scheduled, $280 for the repayment of the new short-term loans to support the export operations of a subsidiary in Brazil, $100 for the repayment of borrowings under a new credit facility (see below), and $81 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; and $98 in dividends paid to shareholders.

In the 2011 nine-month period, the source of cash was primarily due to $1,254 in additions to long-term debt, $1,248 of which was for the issuance of 5.40% Notes due 2021; and a change of $107 in commercial paper; mostly offset by $1,122 in payments on long-term debt, principally related to $881 for the early retirement of all of the 5.375% Notes due 2013 and a portion of the 6.00% Notes due 2013, $189 for previous borrowings on the loans supporting the São Luís refinery expansion and Juruti bauxite mine development in Brazil, and $45 for a loan associated with the Samara, Russia facility; net cash distributed to noncontrolling interests of $117, all of which relates to Alumina Limited’s share of AWAC; and $98 in dividends paid to shareholders.

In January 2012, Alcoa entered into two term loan agreements, totaling $350, with two separate financial institutions and a revolving credit agreement, providing a $100 credit facility, with a third financial institution. In February 2012, Alcoa entered into another revolving credit agreement, providing a $100 credit facility, with a fourth financial institution. In June 2012, Alcoa entered into a third revolving credit agreement, providing a $150 credit facility, with a fifth financial institution. In September 2012, Alcoa entered into a fourth revolving credit agreement, providing a $100 credit facility, with a sixth financial institution. The purpose of any borrowings under all six arrangements will be to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans ($163 and $515 was contributed in the 2012 third quarter and nine-month period, respectively).

The two term loans were fully drawn on the same dates as the agreements and are subject to an interest rate equivalent to the 1-month LIBOR (changed from the 3-month LIBOR in April 2012) plus a 1.5% margin. In February 2012, Alcoa borrowed the $100 under the first credit facility, which was repaid in September 2012. This borrowing was subject to an interest rate equivalent to the 6-month LIBOR plus a 1.25% margin. In July 2012, Alcoa borrowed the $150 under the third credit facility, which was subject to an interest rate equivalent to the 3-month LIBOR plus a 1.375% margin during the 2012 third quarter.

The two term loans mature in December 2012 (originally July 2012, extended in June 2012), the first revolving credit facility expires in September 2013 (originally December 2012, extended in September 2012), the second revolving credit facility expires in December 2012, the third revolving credit facility expires in March 2013, and the fourth revolving credit facility expires in September 2013. The covenants contained in all six arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2011 Form 10-K).

As a result of an agreement between Alcoa and Alumina Limited in September 2012, Alcoa of Australia (part of the AWAC group of companies) will make minimum dividend payments to Alumina Limited of $20 in the 2012 fourth quarter and $100 in 2013.

Investing Activities

Cash used for investing activities was $966 in the 2012 nine-month period compared with $1,269 in the 2011 nine-month period, resulting in a decrease in cash used of $303.

In the 2012 nine-month period, the use of cash was mainly due to $863 in capital expenditures, 31% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $241 in additions to investments, mostly for the equity contributions of $202 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by a net change in restricted cash of $51, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

The use of cash in the 2011 nine-month period was mainly due to $801 in capital expenditures, 33% of which related to growth projects, including the Estreito hydroelectric power project and Juruti bauxite mine development; $239 (net of cash acquired) for the acquisition of an aerospace fastener business; and $216 in additions to investments, mostly for the contributions of $165 related to the aluminum complex joint venture in Saudi Arabia and of $16 related to the natural gas pipeline consortium in Australia.

In June 2012, Alcoa reached an agreement to sell its 351-megawatt Tapoco Hydroelectric Project (“Tapoco”) to Brookfield Renewable Energy Partners for $600 in cash, subject to certain post-closing adjustments. Tapoco is a four-station hydroelectric project located on the Little Tennessee and Cheoah Rivers in eastern Tennessee and western North Carolina. The transaction will include four generating stations and dams, 86 miles of transmission lines, and approximately 14,500 acres of land associated with and surrounding Tapoco, and is expected to close by the end of 2012, subject to customary federal and state regulatory approvals.

Noncash Financing and Investing Activities

In August 2012, Alcoa and the Iowa Finance Authority entered into a loan agreement for the proceeds from the issuance of $250 in Midwestern Disaster Area Revenue Bonds Series 2012 due 2042 (the “Bonds”). The Bonds were issued by the Iowa Finance Authority pursuant to the Heartland Disaster Tax Relief Act of 2008 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities at Alcoa’s rolling mill plant in Davenport, IA. Alcoa received $248 in net proceeds (reflecting payment of financing costs), which was classified as restricted cash.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation

Alba Civil Suit

As previously reported, on February 27, 2008, Alcoa Inc. (“Alcoa”) received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa, Alcoa World Alumina LLC (“AWA”), and William Rice (collectively, the “Alcoa Parties”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleged that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, had engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleged that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and/or officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and/or officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleged that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba claimed damages in excess of $1 billion. Alba’s complaint sought treble damages with respect to its RICO claims; compensatory, consequential, exemplary, and punitive damages; rescission of the 2005 alumina supply contract; and attorneys’ fees and costs.

In response to a motion filed by the U.S. Department of Justice (“DOJ”) on March 27, 2008 (see “Government Investigations” below), the Court ordered the Alba civil suit administratively closed and stayed all discovery to allow the DOJ to fully conduct an investigation. On November 8, 2011, at Alcoa’s request, the Court removed the case from administrative stay and ordered Alba to file an Amended Complaint by November 28, 2011, and a RICO Case Statement 30 days thereafter for the limited purpose of allowing Alcoa to move to dismiss Alba’s lawsuit. Alcoa filed a motion to dismiss, which was denied on June 11, 2012.

During the second quarter of 2012, Alcoa proposed to settle the suit by offering Alba a cash payment of $45 million. Alcoa also offered Alba a long-term alumina supply contract. Based on the cash offer, Alcoa recorded a $45 million ($18 million after-tax and noncontrolling interest) charge in the 2012 second quarter representing Alcoa’s estimate of the minimum end of the range probable to settle the case, and estimated an additional reasonably possible charge of up to $75 million to settle the suit.

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 million in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5 million, and all claims against the Alcoa Parties were dismissed with prejudice. Under the agreement, AWA is obligated to pay an additional $42.5 million, without interest or contingency, on October 9, 2013. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 million ($15 million after-tax and noncontrolling interest) charge in addition to the $45 million ($18 million after-tax and noncontrolling interest) charge it recorded in the 2012 second quarter in respect of the suit. In addition, based on an agreement between Alcoa and Alumina Limited (which holds a 40% equity interest in AWA), Alcoa estimates an additional reasonably possible after-tax charge of between $25 million to $30 million to reallocate a portion of the costs (including legal fees) of the Alba civil settlement from AWA to Alcoa, but this would occur only if a settlement is reached with the DOJ and the Securities and Exchange Commission (the “SEC”) regarding their investigations (see “Government Investigations” below).

Government Investigations

On February 26, 2008, Alcoa Inc. advised the DOJ and the SEC that it had recently become aware of the claims by Alba as alleged in the Alba civil suit, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation and Alcoa has been cooperating with the government since that time.

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

Other Matters

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal is docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On July 26, 2012, the appellate court issued a briefing schedule requiring briefing to be complete by the end of October 2012. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. Plaintiffs filed their brief on September 7, 2012 and Alcoa filed its response brief on October 10, 2012. Briefing will be completed by the filing of the Plaintiffs’ reply brief, due by October 29, 2012. No further schedule has been established by the court.

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 million (€303 million); this amount was reduced by $65 million (€53 million) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 million (€250 million). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount. On September 27, 2012, Alcoa received a request for payment in full of the $310 million (€250 million) by October 31, 2012. Since then, Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa will commence payment of the requested amount in five quarterly installments of $62 million (€50 million), paying the first installment on October 31, 2012. It is possible that Alcoa may be required to accelerate payment or pay in a lump sum. Notwithstanding the payment request or the timing of such payments, Alcoa’s reserve remains $204 million (€159 million) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009), which represents Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $204 million (€159 million) to $375 million (€303 million). The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

Environmental Matters

As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. was added as a defendant in Orange County Water District (“OCWD”) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). OCWD alleges contamination or threatened contamination of a drinking water aquifer by Alcoa, certain of the entities that preceded Alcoa at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. OCWD seeks to recover the cost of aquifer remediation and attorney’s fees. Trial on statutory, non-jury claims commenced on February 10, 2012, and continued through September 2012 when the case was submitted to the court for decision. Claims for nuisance, to be tried to a jury, and third party complaints against cross-defendants continue to be stayed until a future phase of trial at a yet-to-be-determined date. OCWD has asserted a total remedy cost of at least $150 million plus attorneys’ fees; however the amount in controversy at this stage is limited to sums already expended by the OCWD, approximately $4 million. The court has indicated that it is not likely to grant the OCWD’s request for declaratory relief as to future sums the OCWD expends. Alcoa believes that it is not responsible for any contamination as alleged in the complaint or that if any liability were to be established, its liability would be insignificant. While a final decision on the statutory claims is expected from the court by December 31, 2012, it is not possible at this time to reasonably predict the court’s final determination as to this stage of the proceedings, nor any claims presented to a jury in the future nor the impact of claims presented against third party defendants and it is therefore not possible to estimate a range of reasonably possible loss for this matter.

Item 1A.	Risk Factors.

Alcoa’s business, financial condition, or results of operations may be impacted by a number of factors. In addition to the factors discussed separately in this report, in Part I, Item 1A to Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2011, and other reports filed by Alcoa with the Securities and Exchange Commission, the following risk, updated from the Form 10-K, could affect Alcoa’s business, financial condition, or results of operations. Additional risks and uncertainties not currently known to Alcoa or that Alcoa currently deems to be immaterial also may materially adversely affect Alcoa’s business, financial condition, or results of operations.

Cyber attacks and security breaches may threaten the integrity of Alcoa’s trade secrets, intellectual property and other sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences.

The company has identified attempts to gain unauthorized access to our information systems. The purpose of these attempts appears to have been to export company-sensitive data. During the third quarter of 2012, the company became aware of a breach of our systems in which information from our servers was taken. The company has notified affected parties and implemented additional steps to safeguard our systems. We continue to investigate this incident and, based on the information known to date, the company does not believe that the theft of the information is material to the company. However, the impact of this attack and the success of other such attacks and the resulting damage may only be clear over time and after more intensive analysis. If we are unable to prevent attacks on our information systems or if an attack results in the theft of material company sensitive information, such as intellectual property, trade secrets, product development data and other business development data, or a material disruption of our systems, our business, financial condition and reputation may be materially adversely affected. Additionally, the company has been subject to disruptions of its website through “denial of service” attacks. Although the disruptions did not have a material negative impact on the company, no assurance can be given that future disruptions affecting the availability of our website will not impact us.

Item 4.	Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6.	Exhibits.

3.	By-Laws of Alcoa Inc., as amended effective September 27, 2012, incorporated by reference to Exhibit 3 to the company’s Current Report on Form 8-K dated October 3, 2012

10(a).	Settlement Agreement, dated as of October 9, 2012, by and between Aluminium Bahrain B.S.C., Alcoa Inc., Alcoa World Alumina LLC, and William Rice

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 25, 2012	By /s/ CHARLES D. MCLANE, JR.
Date	Charles D. McLane, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 25, 2012	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.	By-Laws of Alcoa Inc., as amended effective September 27, 2012, incorporated by reference to Exhibit 3 to the company’s Current Report on Form 8-K dated October 3, 2012

10(a).	Settlement Agreement, dated as of October 9, 2012, by and between Aluminium Bahrain B.S.C., Alcoa Inc., Alcoa World Alumina LLC, and William Rice

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document