Form 10-K/A
period 2012-12-31
ALCOA INC
filed 2013-02-19
CIK 4281

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

EXPLANATORY NOTE

Alcoa Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 15, 2013 (the “Original Filing”), for the sole purpose of inserting the conformed signature of one of the two applicable persons on the certifications filed as Exhibit 31 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Such conformed signature was inadvertently omitted from the electronic version of Exhibit 31 filed with the Original Filing, although the Registrant had a manually signed copy of the certification in its possession when the Original Filing was made. Additionally, the certifications pursuant to both Section 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated to reflect the filing date of this Form 10-K/A.

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

ALCOA INC.

February 19, 2013	By	/s/ Graeme W. Bottger
Graeme W. Bottger
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Kleinfeld Klaus Kleinfeld	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	February 19, 2013

/s/ Charles D. McLane, Jr. Charles D. McLane, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2013

Arthur D. Collins, Jr., Kathryn S. Fuller, Judith M. Gueron, Michael G. Morris, E. Stanley O’Neal, James W. Owens, Patricia F. Russo, Sir Martin Sorrell, Ratan N. Tata and Ernesto Zedillo, each as a Director, on February 19, 2013, by Graeme W. Bottger, their Attorney-in-Fact.*

*By	/s/ Graeme W. Bottger
Graeme W. Bottger Attorney-in-Fact