Form 10-Q
period 2013-03-31
ALCOA INC
filed 2013-04-18
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 15, 2013, 1,069,397,025 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2013	2012

Sales (H)	$5,833	$6,006

Cost of goods sold (exclusive of expenses below)	4,847	5,098
Selling, general administrative, and other expenses	251	241
Research and development expenses	45	43
Provision for depreciation, depletion, and amortization	361	369
Restructuring and other charges (C)	7	10
Interest expense	115	123
Other income, net (G)	(27)	(16)

Total costs and expenses	5,599	5,868

Income before income taxes	234	138
Provision for income taxes (J)	64	39

Net income	170	99

Less: Net income attributable to noncontrolling interests	21	5

NET INCOME ATTRIBUTABLE TO ALCOA	$149	$94

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (I):
Basic	$0.14	$0.09

Diluted	$0.13	$0.09

Dividends paid per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2013	2012	2013	2012	2013	2012

Net income	$149	$94	$21	$5	$170	$99

Other comprehensive income, net of tax (B):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	95	56	1	2	96	58
Foreign currency translation adjustments	(116)	244	16	65	(100)	309
Net change in unrealized gains on available-for-sale securities	1	2	—	—	1	2
Net change in unrecognized losses on derivatives	113	(81)	2	(2)	115	(83)

Total Other comprehensive income, net of tax	93	221	19	65	112	286

Comprehensive income	$242	$315	$40	$70	$282	$385

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,555	$1,861
Receivables from customers, less allowances of $35 in 2013 and $39 in 2012 (K)	1,680	1,399
Other receivables (K)	338	340
Inventories (D)	2,982	2,825
Prepaid expenses and other current assets	1,213	1,275

Total current assets	7,768	7,700

Properties, plants, and equipment	38,378	38,137
Less: accumulated depreciation, depletion, and amortization	19,422	19,190

Properties, plants, and equipment, net	18,956	18,947

Goodwill	5,123	5,170
Investments	1,862	1,860
Deferred income taxes	3,717	3,790
Other noncurrent assets	2,680	2,712

Total assets	$40,106	$40,179

LIABILITIES
Current liabilities:
Short-term borrowings (E)	$51	$53
Commercial paper	104	—
Accounts payable, trade	2,860	2,702
Accrued compensation and retirement costs	932	1,058
Taxes, including income taxes	438	366
Other current liabilities	1,090	1,298
Long-term debt due within one year	1,025	465

Total current liabilities	6,500	5,942

Long-term debt, less amount due within one year	7,745	8,311
Accrued pension benefits	3,626	3,722
Accrued other postretirement benefits	2,578	2,603
Other noncurrent liabilities and deferred credits	2,883	3,078

Total liabilities	23,332	23,656

CONTINGENCIES AND COMMITMENTS (F)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock	1,178	1,178
Additional capital	7,508	7,560
Retained earnings	11,805	11,689
Treasury stock, at cost	(3,816)	(3,881)
Accumulated other comprehensive loss (B)	(3,309)	(3,402)

Total Alcoa shareholders’ equity	13,421	13,199

Noncontrolling interests	3,353	3,324

Total equity	16,774	16,523

Total liabilities and equity	$40,106	$40,179

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2013	2012
CASH FROM OPERATIONS
Net income	$170	$99
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	361	369
Deferred income taxes	(13)	(100)
Equity loss (income), net of dividends	13	(8)
Restructuring and other charges (C)	7	10
Net (gain) loss from investing activities – asset sales (G)	(5)	2
Stock-based compensation	23	19
Excess tax benefits from stock-based payment arrangements	—	(1)
Other	—	19
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (K)	(321)	(139)
(Increase) in inventories	(182)	(153)
Decrease (increase) in prepaid expenses and other current assets	25	(25)
Increase in accounts payable, trade	180	3
(Decrease) in accrued expenses	(372)	(236)
Increase in taxes, including income taxes	61	71
Pension contributions	(83)	(213)
(Increase) in noncurrent assets	(26)	(39)
Decrease in noncurrent liabilities	92	88
(Increase) in net assets held for sale	—	(2)

CASH USED FOR OPERATIONS	(70)	(236)

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	—	(10)
Net change in commercial paper	104	51
Additions to debt (original maturities greater than three months) (E)	625	730
Debt issuance costs	—	(3)
Payments on debt (original maturities greater than three months) (E)	(639)	(414)
Proceeds from exercise of employee stock options	—	8
Excess tax benefits from stock-based payment arrangements	—	1
Dividends paid to shareholders	(33)	(33)
Distributions to noncontrolling interests	(25)	(26)
Contributions from noncontrolling interests	15	90

CASH PROVIDED FROM FINANCING ACTIVITIES	47	394

INVESTING ACTIVITIES
Capital expenditures	(235)	(270)
Proceeds from the sale of assets and businesses	2	11
Additions to investments	(121)	(104)
Sales of investments	—	11
Net change in restricted cash	59	(9)
Other	10	11

CASH USED FOR INVESTING ACTIVITIES	(285)	(350)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	2

Net change in cash and cash equivalents	(306)	(190)
Cash and cash equivalents at beginning of year	1,861	1,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,555	$1,749

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195
Net income	—	—	—	94	—	—	5	99
Other comprehensive income	—	—	—	—	—	221	65	286
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	19	—	—	—	—	19
Common stock issued: compensation plans	—	—	(57)	—	54	—	—	(3)
Distributions	—	—	—	—	—	—	(26)	(26)
Contributions	—	—	—	—	—	—	90	90
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2012	$55	$1,178	$7,523	$11,690	$(3,898)	$(2,406)	$3,484	$17,626

Balance at December 31, 2012	$55	$1,178	$7,560	$11,689	$(3,881)	$(3,402)	$3,324	$16,523
Net income	—	—	—	149	—	—	21	170
Other comprehensive income	—	—	—	—	—	93	19	112
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	(75)	—	65	—	—	(10)
Distributions	—	—	—	—	—	—	(25)	(25)
Contributions	—	—	—	—	—	—	15	15
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2013	$55	$1,178	$7,508	$11,805	$(3,816)	$(3,309)	$3,353	$16,774

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2012 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2012, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to confirm to the current period presentation.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2013, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes adopted in October 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for Alcoa’s indefinite-lived intangible assets. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2013, Alcoa adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements (see Note M), the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2013, Alcoa adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Consolidated Financial Statements.

The changes in Accumulated other comprehensive loss by component were as follows:

	Alcoa		Noncontrolling Interests
	First quarter ended March 31,		First quarter ended March 31,
	2013	2012	2013	2012
Pension and other postretirement benefits
Balance at beginning of period	$(4,063)	$(3,533)	$(77)	$(99)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	11	(13)	—	—
Tax (expense) benefit	(3)	3	—	—

Total Other comprehensive income before reclassifications, net of tax	8	(10)	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	132	101	1	2
Tax (expense) benefit(2)	(45)	(35)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	87	66	1	2

Total Other comprehensive income	95	56	1	2

Balance at end of period	$(3,968)	$(3,477)	$(76)	$(97)

Foreign currency translation
Balance at beginning of period	$1,147	$1,349	$257	$351
Other comprehensive (loss) income:
Foreign currency translation adjustments(3)	(116)	244	16	65

Balance at end of period	$1,031	$1,593	$273	$416

Available-for-sale securities
Balance at beginning of period	$3	$—	$—	$—
Other comprehensive income:
Net unrealized holding (loss) gain	(1)	3	—	—
Tax benefit (expense)	—	(1)	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(1)	2	—	—

Net amount reclassified to earnings(4)	2	—	—	—
Tax benefit (expense)(2)	—	—	—	—

Total amount reclassified from Accumulated other comprehensive income, net of tax(6)	2	—	—	—

Total Other comprehensive income	1	2	—	—

Balance at end of period	$4	$2	$—	$—

Cash flow hedges (M)
Balance at beginning of period	$(489)	$(443)	$(5)	$(4)
Other comprehensive income (loss):
Net change from periodic revaluations	136	(103)	3	(3)
Tax (expense) benefit	(29)	21	(1)	1

Total Other comprehensive income (loss) before reclassifications, net of tax	107	(82)	2	(2)

Net amount reclassified to earnings:
Aluminum contracts(5)	7	—	—	—
Interest rate contracts(4)	—	(1)	—	—

Sub-total	7	(1)	—	—
Tax (expense) benefit(2)	(1)	2	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	6	1	—	—

Total Other comprehensive income (loss)	113	(81)	2	(2)

Balance at end of period	$(376)	$(524)	$(3)	$(6)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	This amount was included in Other income, net on the accompanying Statement of Consolidated Operations.
(5)	This amount was included in Sales on the accompanying Statement of Consolidated Operations.
(6)

A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 5.

Issued

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for Alcoa on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements, as Alcoa does not currently have any such arrangements.

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. These changes become effective for Alcoa on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

C. Restructuring and Other Charges – In the first quarter of 2013, Alcoa recorded Restructuring and other charges of $7 ($5 after-tax), which were composed of the following components: $3 ($2 after-tax) for layoff costs, including a pension plan settlement charge related to previously separated employees and the voluntary separation of approximately 60 employees (Primary Metals segment), and a net charge of $4 ($3 after-tax) for other miscellaneous items.

In the first quarter of 2012, Alcoa recorded Restructuring and other charges of $10 ($7 after-tax and noncontrolling interests), which were composed of the following components: $11 ($8 after-tax) for the layoff of approximately 220 employees (150 in the Primary Metals segment and 70 in the Engineered Products and Solutions segment), including $6 ($4 after-tax) for the layoff of an additional 150 employees related to the previously reported smelter curtailments in Spain; $1 ($1 after-tax) in other miscellaneous charges; and $2 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2013	2012
Alumina	$—	$—
Primary Metals	—	5
Global Rolled Products	3	1
Engineered Products and Solutions	3	3

Segment total	6	9
Corporate	1	1

Total restructuring and other charges	$7	$10

As of March 31, 2013, all of the employees associated with the 2013 restructuring program, approximately 400 of the 800 employees associated with 2012 restructuring programs, and approximately 900 of the 1,475 employees associated with 2011 restructuring programs were separated. The remaining separations for the 2012 and 2011 restructuring programs are expected to be completed by the end of 2013.

In the 2013 first quarter, cash payments of less than $1, $7, and $4 were made against the layoff reserves related to the 2013, 2012, and 2011 restructuring programs, respectively.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2011	$77	$57	$134

2012:
Cash payments	(44)	(13)	(57)
Restructuring charges	47	13	60
Other*	(21)	(5)	(26)

Reserve balances at December 31, 2012	59	52	111

2013:
Cash payments	(12)	(3)	(15)
Restructuring charges	3	1	4
Other*	(4)	—	(4)

Reserve balances at March 31, 2013	$46	$50	$96

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.

The remaining reserves are expected to be paid in cash during 2013, with the exception of approximately $50 to $55, which is expected to be paid over the next several years for lease termination costs, special separation benefit payments, and ongoing site remediation work.

D. Inventories

	March 31, 2013	December 31, 2012
Finished goods	$589	$542
Work-in-process	946	866
Bauxite and alumina	640	618
Purchased raw materials	542	536
Operating supplies	265	263

	$2,982	$2,825

At March 31, 2013 and December 31, 2012, the total amount of inventories valued on a last in, first out (LIFO) basis was 36% and 35%, respectively. If valued on an average-cost basis, total inventories would have been $773 and $770 higher at March 31, 2013 and December 31, 2012, respectively.

E. Debt – In January 2013, Alcoa fully borrowed $150 under an existing credit facility, which was repaid in March 2013. This borrowing was subject to an interest rate equivalent to the 1-month LIBOR plus a 1.375% margin. The related revolving credit agreement was terminated effective March 19, 2013.

In the first quarter of 2013, Alcoa entered into three agreements, each with a different financial institution, for a $200 term loan, a $150 revolving credit facility, and a $75 revolving credit facility. The purpose of any borrowings under all three arrangements is to provide working capital and for other general corporate purposes.

The term loan was fully drawn on the same date as the agreement and was subject to an interest rate equivalent to the 1-month LIBOR plus a 1.5% margin. In March 2013, Alcoa and the lender agreed to terminate the term loan and entered into a revolving credit agreement, providing a $200 credit facility. As provided for in the terms of the revolving credit agreement, the outstanding term loan was automatically deemed to be an outstanding borrowing under the credit facility. This borrowing was subject to an interest rate equivalent to the 1-week LIBOR plus a 1.25% margin. As of March 31, 2013, the outstanding borrowing under this credit facility was repaid.

Additionally, in March 2013, Alcoa fully borrowed and repaid the $75 credit facility. This borrowing was subject to an interest rate equivalent to the 1-week LIBOR plus a 0.95% margin.

The $200 revolving credit facility expires in July 2013, the $150 revolving credit facility expires in February 2014, and the $75 revolving credit facility expires in December 2013. The covenants contained in all three arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2012 Form 10-K).

Also in the first quarter of 2013, Alcoa’s subsidiary, Alumínio, borrowed and repaid a total of $52 in new loans with a weighted-average interest rate of 0.72% and a weighted-average maturity of 70 days from a financial institution. The purpose of these borrowings was to support Alumínio’s export operations.

F. Contingencies and Commitments

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorney’s fees and expenses. Alcoa filed its opposition to both motions on April 11, 2011. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal is docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On July 26, 2012, the appellate court issued a briefing schedule requiring briefing to be complete by the end of October 2012. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. Briefing on the appeal is complete and oral argument was held on March 6, 2013. A decision has not yet been rendered by the Sixth Circuit Court of Appeals.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. At this time, the Company is unable to reasonably predict an outcome for this matter.

European Commission Matters

In July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complies with European Union (EU) state aid rules. The Italian power tariff extended the tariff that was in force until December 31, 2005 through November 19, 2009 (Alcoa had been incurring higher power costs at its smelters in Italy subsequent to the tariff end date through the end of 2012). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount. On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Since then, Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa commenced payment of the requested amount in five quarterly installments of $64 (€50), paying the first installment on October 31, 2012 and the second installment on March 27, 2013. It is possible that Alcoa may be required to accelerate payment or pay the remaining amount in a lump sum. Notwithstanding the payment request or the timing of such payments, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $203 (€159) to $387 (€303), remains the $203 (€159) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009) recorded in 2009. At March 31, 2013, Alcoa’s reserve for this matter stands at $75 (€59), reflecting the payments made in October 2012 and March 2013. The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

At the end of 2011, as part of a restructuring of Alcoa’s global smelting system, management decided to curtail operations at the Portovesme smelter during the first half of 2012 due to the uncertain prospects for viable, long-term power, along with rising raw materials costs and falling global aluminum prices (mid-2011 to late 2011). In March 2012, Alcoa decided to delay the curtailment of the Portovesme smelter until the second half of 2012 based on negotiations with the Italian Government and other stakeholders. In September 2012, Alcoa began the process of curtailing the Portovesme smelter, which was fully curtailed by the end of 2012. This curtailment may lead to the permanent closure of the facility; however, Alcoa will keep the smelter in restart condition during 2013.

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

Alcoa’s remediation reserve balance was $524 and $532 at March 31, 2013 and December 31, 2012 (of which $68 and $74 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2013 first quarter, the remediation reserve was decreased by $1 associated with a number of sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $5 in the 2013 first quarter. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2013 first quarter, the change in the reserve also reflects a decrease of $2 due to the effects of foreign currency translation.

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

The EPA completed its review of the comments received during the first quarter of 2013 and, on April 5, 2013, issued a final Record of Decision (ROD). The ROD is consistent with the PRAP issued in October 2012, which reflected the EPA’s selection of a remediation alternative estimated to cost $243. As of March 31, 2013, this amount was fully accrued on the accompanying Consolidated Balance Sheet. Alcoa will now begin the planning and design phase, which is expected to take approximately two to three years, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

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

Baie Comeau, Quebec, Canada – In August 2012, Alcoa presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known PCBs and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, Alcoa increased the reserve for Baie Comeau by $25 in the 2012 third quarter to reflect the estimated cost of Alcoa’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. The ultimate selection of a remedy may result in additional liability at the time the MDDEP issues a final decision.

Mosjøen, Norway – In September 2012, Alcoa presented an analysis of remediation alternatives to the Norwegian Climate and Pollution Agency (known as “Klif”), in response to a previous request, related to known PAHs in the sediments located in the harbor and extending out into the fjord. As such, Alcoa increased the reserve for Mosjøen by $20 in the 2012 third quarter to reflect the estimated cost of the baseline alternative for dredging of the contaminated sediments. The ultimate selection of a remedy may result in additional liability at the time the Klif issues a final decision.

Other

In March 2013, Alcoa’s subsidiary, Alcoa World Alumina Brasil (AWAB), was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB has received $41 (R$82) in cash as of March 31, 2013. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. The assessment is currently in the administrative process, which could take approximately two years to complete. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in the administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. The estimated range of reasonably possible loss is $0 to $75 ($R155), whereby the maximum end of the range represents the sum of the portion of the disallowed credits applicable to the export sales and a 50% penalty of the gross amount disallowed. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $90 (R$175), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a five-year period (2010 through 2014), and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $740, including $79 in the 2013 first quarter, towards the $1,100 commitment. As of March 31, 2013 and December 31, 2012, the carrying value of Alcoa’s investment in this project was $890 and $816, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). Also, in late 2012, the smelting and rolling mill companies entered into additional project financing totaling $480, of which $120 represents Alcoa’s share. In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $121 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At both March 31, 2013 and December 31, 2012, the combined fair value of the guarantees was $10 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financings, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the refining and mining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At both March 31, 2013 and December 31, 2012, the combined fair value of the guarantees was $4 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

Alcoa Alumínio (“Alumínio”), a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. The purpose of Alumínio’s participation is to increase its energy self-sufficiency and provide a long-term, low-cost source of power for its two smelters and one refinery. These projects are known as Machadinho, Barra Grande, Serra do Facão, and Estreito.

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

The Machadinho project reached full capacity in 2002. Alumínio’s investment in this project is 30.99%, which entitles Alumínio to approximately 120 megawatts of assured power. In February 2013, the consortium liquidated the legal entity that owned the facility for tax purposes. The consortium is now an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Prior to February 2013, Alumínio’s investment in Machadinho was accounted for under the equity method. In conjunction with the liquidation, the consortium repaid the remaining outstanding debt related to Machadinho, effectively terminating each partner’s guarantee of such debt.

The Barra Grande project reached full capacity in 2006. Alumínio’s investment in this project is 42.18% and is accounted for under the equity method. This entitles Alumínio to approximately 160 megawatts of assured power. Alumínio’s total investment in this project was $160 (R$324) and $159 (R$326) at March 31, 2013 and December 31, 2012, respectively.

The Serra do Facão project reached full capacity in 2010. Alumínio’s investment in this project is 34.97% and is accounted for under the equity method. This entitles Alumínio to approximately 65 megawatts of assured power. Alumínio’s total investment in this project was $98 (R$198) and $98 (R$200) at March 31, 2013 and December 31, 2012, respectively. Alumínio previously issued a third-party guarantee related to its share of the consortium’s debt; however, in October 2012, the lender released all of the consortium’s investors from their respective guarantees.

Even though the Serra do Facão project has been fully operational since 2010, construction costs continue to be incurred to complete the facility related to environmental compliance in accordance with the installation license. Total estimated project costs are approximately $500 (R$1,000) and Alumínio’s share is approximately $175 (R$350). As of March 31, 2013, approximately $170 (R$350) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing).

The Estreito project reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,560 (R$5,170) and Alumínio’s share is approximately $650 (R$1,320). These amounts reflect an approved increase by the consortium in 2012 of approximately $130 (R$270) to complete the Estreito project due to fluctuations in currency, inflation, and the price and scope of construction, among other factors. As of March 31, 2013, approximately $620 (R$1,250) of Alumínio’s commitment was expended on the project.

As of March 31, 2013, Alumínio’s current power self-sufficiency satisfies approximately 70% of a total energy demand of approximately 690 megawatts from two smelters (São Luís (Alumar) and Poços de Caldas) and one refinery (Poços de Caldas) in Brazil.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $21 (A$21) was made through March 31, 2013, including $4 (A$4) in the 2013 first quarter. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At March 31, 2013, Alcoa has an asset of $364 (A$350) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $520 (A$500) as of March 31, 2013.

G. Other Income, Net

	First quarter ended March 31,
	2013	2012
Equity loss	$12	$2
Interest income	(4)	(6)
Foreign currency gains, net	(6)	(11)
Net (gain) loss from asset sales	(5)	2
Net (gain) loss on mark-to-market derivative contracts (M)	(17)	6
Other, net	(7)	(9)

	$(27)	$(16)

H. Segment Information – On January 1, 2013, management revised the inventory-costing method used by certain locations within the Global Rolled Products and Engineered Products and Solutions segments, which affects the determination of the respective segment’s profitability measure, After-tax operating income (ATOI). Management made the change in order to improve internal consistency and enhance industry comparability. This revision does not impact the consolidated results of Alcoa. Segment information for all prior periods presented was revised to reflect this change.

The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
First quarter ended March 31, 2013
Sales:
Third-party sales	$826	$1,758	$1,779	$1,423	$5,786
Intersegment sales	595	727	51	—	1,373

Total sales	$1,421	$2,485	$1,830	$1,423	$7,159

Profit and loss:
Equity income (loss)	$1	$(9)	$(4)	$—	$(12)
Depreciation, depletion, and amortization	109	135	57	40	341
Income taxes	14	1	39	84	138
ATOI	58	39	81	173	351
First quarter ended March 31, 2012
Sales:
Third-party sales	$775	$1,944	$1,845	$1,390	$5,954
Intersegment sales	617	761	44	—	1,422

Total sales	$1,392	$2,705	$1,889	$1,390	$7,376

Profit and loss:
Equity income (loss)	$1	$(2)	$(1)	$—	$(2)
Depreciation, depletion, and amortization	114	135	57	40	346
Income taxes	(1)	(13)	51	73	110
ATOI	35	10	102	157	304

The following table reconciles total segment ATOI to consolidated net income attributable to Alcoa:

	First quarter ended March 31,
	2013	2012
Total segment ATOI	$351	$304
Unallocated amounts (net of tax):
Impact of LIFO	(2)	—
Interest expense	(75)	(80)
Noncontrolling interests	(21)	(5)
Corporate expense	(67)	(64)
Restructuring and other charges	(5)	(7)
Other	(32)	(54)

Consolidated net income attributable to Alcoa	$149	$94

Items required to reconcile total segment ATOI to consolidated net income attributable to Alcoa include: the impact of LIFO inventory accounting; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

I. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared and dividends and undistributed earnings allocated to participating securities, by the average number of common shares outstanding. Diluted

EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding not classified as participating securities.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2013	2012
Net income attributable to Alcoa common shareholders	$149	$94
Less: preferred stock dividends declared	1	1

Net income available to common equity	148	93
Less: dividends and undistributed earnings allocated to participating securities	—	—

Net income available to Alcoa common shareholders – basic	148	93
Add: interest expense related to convertible notes	8	8

Net income available to Alcoa common shareholders – diluted	$156	$101

Average shares outstanding – basic	1,069	1,066
Effect of dilutive securities:
Stock options	3	4
Stock and performance awards	8	5
Convertible notes	89	89

Average shares outstanding – diluted	1,169	1,164

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At March 31, 2013, there were no outstanding participating securities, as all such securities have vested and were converted into shares of common stock. At March 31, 2012, there were less than 1 million participating securities outstanding.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At March 31, 2013 and 2012, there were 17 million and 12 million such awards outstanding, respectively.

Options to purchase 31 million and 28 million shares of common stock at a weighted average exercise price of $12.20 and $15.47 per share were outstanding as of March 31, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Income Taxes – The effective tax rate for the first quarter of 2013 and 2012 was 27.4% and 28.3%, respectively.

The rate for the 2013 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $19 discrete income tax benefit related to new U.S. tax legislation.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated various expired or expiring temporary business tax provisions through 2013. Two specific temporary business tax provisions that expired in 2011 and impacted Alcoa are the look-through rule for payments between related controlled foreign corporations and the research and experimentation credit. The expiration of these two provisions resulted in Alcoa recognizing a higher income tax provision of $19 in 2012. As tax law changes are accounted for in the period of enactment, Alcoa recognized the previously mentioned discrete income tax benefit in the 2013 first quarter related to the 2012 tax year to reflect the extension of these provisions.

The rate for the 2012 first quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

K. Receivables – Alcoa had three arrangements, each with a different financial institution, to sell certain customer receivables outright without recourse on a continuous basis. On March 22, 2013, Alcoa terminated these arrangements. All receivables sold under these arrangements were collected as of March 31, 2013. Alcoa serviced the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

Alcoa has an arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $50 up to a maximum of $250 for receivables sold. The initial sale of receivables in

March 2012 resulted in the setup of a deferred purchase price of $254. In addition to the $205 in cash funding received in 2012, Alcoa received additional cash funding of $45 in the first quarter of 2013. As of March 31, 2013, the deferred purchase price receivable was $15, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. The gross amount of receivables sold and total cash collections under this program since its inception was $4,390 and $4,125, respectively. Alcoa services the customer receivables for the financial institution at market rates; therefore, no servicing asset or liability was recorded.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2013	2012	2013	2012
Service cost	$51	$47	$4	$4
Interest cost	152	160	28	33
Expected return on plan assets	(198)	(202)	—	—
Recognized net actuarial loss	123	96	9	6
Amortization of prior service cost (benefit)	5	5	(4)	(4)
Settlement*	2	—	—	—

Net periodic benefit cost	$135	$106	$37	$39

*	This amount was recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note C).

M. Derivatives and Other Financial Instruments

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$4	$23
Aluminum contracts	3	8	7
Interest rate contracts	2	5	8
Other noncurrent assets:
Aluminum contracts	1	1	3
Aluminum contracts	3	4	—
Energy contracts	3	8	3
Interest rate contracts	2	37	37

Total derivatives designated as hedging instruments		$67	$81

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$216	$211
Other noncurrent assets:
Aluminum contracts	3	294	329
Foreign exchange contracts	1	—	1

Total derivatives not designated as hedging instruments		$510	$541

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$—	$9
Interest rate contracts	2	5	8
Other noncurrent assets:
Interest rate contracts	2	9	9

Sub-total		$14	$26

Total Asset Derivatives		$563	$596

*	See the “Other” section within Note M for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$49	$13
Aluminum contracts	3	27	35
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	15	1
Aluminum contracts	3	451	573

Total derivatives designated as hedging instruments		$542	$622

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$3	$1
Aluminum contracts	2	16	21
Embedded credit derivative	3	3	3
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	1	—
Aluminum contracts	2	—	5
Embedded credit derivative	3	29	27

Total derivatives not designated as hedging instruments		$52	$57

Total Liability Derivatives		$594	$679

*	See the “Other” section within Note M for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Gross amounts recognized:
Aluminum contracts	$69	$72	$132	$69
Interest rate contracts	42	45	14	17

	$111	$117	$146	$86

Gross amounts offset:
Aluminum contracts*	$(64)	$(55)	$(64)	$(55)
Interest rate contracts**	(14)	(17)	(14)	(17)

	$(78)	$(72)	$(78)	$(72)

Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$5	$17	$68	$14
Interest rate contracts	28	28	—	—

	$33	$45	$68	$14

*	The asset and liability amounts as of December 31, 2012 include $9 of margin held from counterparties.
**	The asset and liability amounts as of March 31, 2013 and December 31, 2012 represent margin held from the counterparty.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	March 31, 2013	December 31, 2012
Assets:
Level 1	$5	$27
Level 2	42	45
Level 3	530	550
Margin held	(14)	(26)

Total	$563	$596

Liabilities:
Level 1	$68	$15
Level 2	16	26
Level 3	510	638

Total	$594	$679

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
First quarter ended March 31, 2013	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – January 1, 2013	$547	$3	$608	$30
Total gains or losses (realized and unrealized) included in:
Sales	(2)	—	(8)	—
Cost of goods sold	(52)	—	—	—
Other income, net	17	—	—	2
Other comprehensive income	7	5	(122)	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—
Foreign currency translation	5	—	—	—

Closing balance – March 31, 2013	$522	$8	$478	$32

Change in unrealized gains or losses included in earnings for derivative contracts held at March 31, 2013:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	17	—	—	2

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized gain on derivative contracts using Level 3 valuation techniques was $20 as of March 31, 2013. This gain was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

In July 2012, as provided for in the arrangements, management elected to modify the pricing for two existing power contracts, which end in 2014 and 2016 (see directly below), for Alcoa’s two smelters in Australia and the Point Henry rolling mill in Australia. These contracts contain an LME-linked embedded derivative, which previously was not recorded as an asset in Alcoa’s Consolidated Balance Sheet. Beginning on January 1, 2001, all derivative contracts were required to be measured and recorded at fair value on an entity’s balance sheet under GAAP; however, an exception existed for embedded derivatives upon meeting certain criteria. The LME-linked embedded derivative in these two contracts met such criteria at that time. Management’s election to modify the pricing of these contracts qualifies as a significant change to the contracts thereby requiring that the contracts now be evaluated under derivative accounting as if they were new contracts. As a result, Alcoa recorded a derivative asset in the amount of $596 with an offsetting liability (deferred credit) recorded in Other current and non-current liabilities. Unrealized gains and losses from the embedded derivative were included in Other income, net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases are made under the contracts. The deferred credit is recognized in Other income, net on the accompanying Statement of Consolidated Operations as power is received over the life of the contracts. The embedded derivative is valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a decrease to the embedded derivative asset.

Also, included within Level 3 measurements is a derivative contract that will hedge the anticipated power requirements at Alcoa’s Portland smelter in Australia once the existing contract expires in 2016. This derivative hedges forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on this contract was recorded in Other comprehensive income on the accompanying Consolidated Balance Sheet until the designated hedge period begins in 2016. Once the hedge period begins, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value. Alcoa had a similar contract for its Point Henry smelter in Australia once the existing contract expires in 2014, but elected to terminate the new contract in the first quarter of 2013. This election was available to Alcoa under the terms of the contract and was made due to a projection that suggested the contract would be uneconomical. Prior to termination, the new contract was accounted for in the same manner as the contract for the Portland smelter.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at March 31, 2013	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$1	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,894 per metric ton in 2013 to $2,335 per metric ton in 2018 Oil: $110 per barrel in 2013 to $91 per barrel in 2018
Aluminum contract	$509	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,883 per metric ton in 2013 to $2,172 per metric ton in 2016 Foreign currency: A$1 = $1.04 in 2013 to $0.94 in 2016 CPI: 1982 base year of 100 and 233 in 2013 to 253 in 2016
Aluminum contract	12	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,928 per metric ton in 2013 to $2,359 per metric ton in 2019
Energy contracts	8	Discounted cash flow	Price of electricity beyond forward curve	$78 per megawatt hour in 2023 to $170 per megawatt hour in 2036
Liabilities:
Aluminum contracts	478	Discounted cash flow	Price of aluminum beyond forward curve	$2,569 per metric ton in 2023 to $2,766 per metric ton in 2027
Embedded credit derivative	32	Discounted cash flow	Credit spread between Alcoa and counterparty	1.71% to 2.06% (1.88% median)

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

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Recognized in Earnings on	First quarter ended March 31,
Derivatives in Fair Value Hedging Relationships	Derivatives	2013	2012
Aluminum contracts*	Sales	$(71)	$36
Interest rate contracts	Interest expense	3	3

Total		$(68)	$39

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
	Recognized in Earnings on	First quarter ended March 31,
Hedged Items in Fair Value Hedging Relationships	Hedged Items	2013	2012
Aluminum contracts	Sales	$71	$(48)
Interest rate contracts	Interest expense	(3)	(3)

Total		$68	$(51)

*	In the first quarter ended March 31, 2012, the gain recognized in earnings includes a loss of $12 related to the ineffective portion of the hedging relationships.

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2013, Alcoa had 430 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2013 to 2016.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2013, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018. In January 2012, interest rate swaps with a notional amount of $315 expired in conjunction with the repayment of 6% Notes, due 2012.

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

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*		Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,		Earnings (Effective	First quarter ended March 31,		Excluded from Effectiveness	First quarter ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	Portion)	2013	2012	Testing)	2013	2012

Aluminum contracts	$104	$(79)	Sales	$(6)	$—	Other income, net	$—	$7
Energy contracts	2	(5)	Cost of goods sold	—	—	Other income, net	—	—
Foreign exchange contracts	—	—	Sales	—	—	Other income, net	—	—
Interest rate contracts	—	2	Interest expense	—	—	Other income, net	—	—
Interest rate contracts	1	—	Other income, net	—	(1)	Other income, net	—	—

Total	$107	$(82)		$(6)	$(1)		$—	$7

*	Assuming market rates remain constant with the rates at March 31, 2013, a loss of $16 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2013 and 2012, the amount of gain or (loss) recognized in earnings represents less than $1 and $9, respectively, related to the ineffective portion of the hedging relationships. There was also $(2) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the first quarter ended March 31, 2012.

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

Also, Alcoa has a contract to hedge the anticipated power requirements at its Portland smelter in Australia. This derivative hedges forecasted power purchases through December 2036. Prior to the first quarter of 2013, Alcoa had a similar contract for its Point Henry smelter in Australia but elected to terminate it under the terms of the contract (see additional information in description of Level 3 derivative contracts above).

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of March 31, 2013. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts covered periods consistent with known or expected exposures through 2013.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31, 2013	December 31, 2012
Aluminum contracts (kmt)	1,085	1,120
Energy contracts:
Electricity (megawatt hours)	59,409,328	100,578,295
Natural gas (million British thermal units)	19,250,000	19,160,000
Foreign exchange contracts	$86	$71

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2013	2012
Aluminum contracts	Sales	$(4)	$3
Aluminum contracts	Other income, net	22	(7)
Embedded credit derivative	Other income, net	(2)	—
Foreign exchange contracts	Other income, net	(3)	1

Total		$13	$(3)

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	March 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,555	$1,555	$1,861	$1,861
Restricted cash	130	130	189	189
Noncurrent receivables	20	20	20	20
Available-for-sale securities	79	79	67	67
Short-term borrowings	51	51	53	53
Commercial paper	104	104	—	—
Long-term debt due within one year	1,025	1,266	465	477
Long-term debt, less amount due within one year	7,745	8,302	8,311	9,028

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents, Restricted cash, Short-term borrowings, and Commercial paper. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents, Restricted cash, and Commercial paper were classified in Level 1, and Short-term borrowings were classified in Level 2.

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

Long-term debt due within one year and Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. At March 31, 2013 and December 31, 2012, $9,007 and $8,936, respectively, was classified in Level 1 of the fair value hierarchy for public debt and $561 and $569, respectively, was classified in Level 2 of the fair value hierarchy for non-public debt.

N. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2013, and the related statements of consolidated operations, consolidated comprehensive income, changes in consolidated equity, and consolidated cash flows for each of the three-month periods ended March 31, 2013 and 2012. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related statements of consolidated operations, consolidated comprehensive (loss) income, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

April 18, 2013

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2013	2012
Sales	$5,833	$6,006
Net income attributable to Alcoa common shareholders:	$149	$94
Diluted earnings per share attributable to Alcoa common shareholders:	$0.13	$0.09

Shipments of alumina (kmt)	2,457	2,293
Shipments of aluminum products (kmt)	1,224	1,295

Alcoa’s average realized price per metric ton of aluminum	$2,398	$2,433

Net income attributable to Alcoa was $149, or $0.13 per diluted share, in the 2013 first quarter compared with $94, or $0.09 per share, in the 2012 first quarter. The improvement of $55 was primarily the result of net productivity improvements, net favorable foreign currency movements, and higher realized prices for alumina, partially offset by lower realized prices for aluminum, unfavorable mix in the midstream segment, and a higher income tax provision, including discrete items.

Sales for the 2013 first quarter declined $173, or 3%, compared to the same period in 2012. The decrease was mainly caused by lower primary aluminum volumes, including those related to curtailed smelter capacity, unfavorable pricing in the midstream segment due to a decrease in metal prices, and a decline in realized prices for aluminum, driven by lower London Metal Exchange (LME) prices, somewhat offset by higher volumes in the Alumina and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 83.1% in the 2013 first quarter compared with 84.9% in the 2012 first quarter. The percentage was positively impacted by net productivity improvements across all segments and net favorable foreign currency movements due to a stronger U.S. dollar, partially offset by the previously mentioned price impacts.

Selling, general administrative, and other expenses (SG&A) increased $10 in the 2013 first quarter compared to the corresponding period in 2012. The increase was primarily driven by incentive compensation expense, partly due to a discretionary reduction recorded in the 2012 first quarter related to 2011 for senior management, stock-based compensation expense, and consulting fees. SG&A as a percentage of Sales increased from 4.0% in the 2012 first quarter to 4.3% in the 2013 first quarter.

Restructuring and other charges in the 2013 first quarter were $7 ($5 after-tax), which were composed of the following components: $3 ($2 after-tax) for layoff costs, including a pension plan settlement charge related to previously separated employees and the voluntary separation of approximately 60 employees (Primary Metals segment), and a net charge of $4 ($3 after-tax) for other miscellaneous items.

Restructuring and other charges in the 2012 first quarter were $10 ($7 after-tax and noncontrolling interests), which were composed of the following components: $11 ($8 after-tax) for the layoff of approximately 220 employees (150 in the Primary Metals segment and 70 in the Engineered Products and Solutions segment), including $6 ($4 after-tax) for the layoff of an additional 150 employees related to the previously reported smelter curtailments in Spain; $1 ($1 after-tax) in other miscellaneous charges; and $2 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2013	2012
Alumina	$—	$—
Primary Metals	—	5
Global Rolled Products	3	1
Engineered Products and Solutions	3	3

Segment total	6	9
Corporate	1	1

Total restructuring and other charges	$7	$10

As of March 31, 2013, all of the employees associated with the 2013 restructuring program, approximately 400 of the 800 employees associated with 2012 restructuring programs, and approximately 900 of the 1,475 employees associated with 2011 restructuring programs were separated. The remaining separations for the 2012 and 2011 restructuring programs are expected to be completed by the end of 2013.

In the 2013 first quarter, cash payments of less than $1, $7, and $4 were made against the layoff reserves related to the 2013, 2012, and 2011 restructuring programs, respectively.

Interest expense decreased $8, or 7%, in the 2013 first quarter compared to the corresponding period in 2012. The decrease was principally the result of a 7% lower average debt level due to the absence of outstanding borrowings for short-term liquidity purposes in the form of two term loans, a revolving credit facility, and a higher level of issued commercial paper.

Other income, net was $27 in the 2013 first quarter compared with $16 in the 2012 first quarter. The increase was mainly the result of a favorable change in mark-to-market aluminum derivative contracts ($29), partially offset by a higher equity loss ($10), mostly related to Alcoa’s share of expenses of the joint venture in Saudi Arabia, including smelter startup costs, and the absence of a gain recognized for the ineffective portion of aluminum cash flow hedges ($9).

The effective tax rate for the first quarter of 2013 and 2012 was 27.4% and 28.3%, respectively.

The rate for the 2013 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $19 discrete income tax benefit related to new U.S. tax legislation.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated various expired or expiring temporary business tax provisions through 2013. Two specific temporary business tax provisions that expired in 2011 and impacted Alcoa are the look-through rule for payments between related controlled foreign corporations and the research and experimentation credit. The expiration of these two provisions resulted in Alcoa recognizing a higher income tax provision of $19 in 2012. As tax law changes are accounted for in the period of enactment, Alcoa recognized the previously mentioned discrete income tax benefit in the 2013 first quarter related to the 2012 tax year to reflect the extension of these provisions.

The rate for the 2012 first quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions.

Net income attributable to noncontrolling interests for the 2013 first quarter increased $16 compared with the corresponding period in 2012. The increase was primarily due to higher earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The improvement in earnings at AWAC was mainly driven by net favorable foreign currency movements, net productivity improvements, and higher realized prices, somewhat offset by input cost increases (see Alumina segment below).

Segment Information

On January 1, 2013, management revised the inventory-costing method used by certain locations within the Global Rolled Products and Engineered Products and Solutions segments, which affects the determination of the respective segment’s profitability measure, After-tax operating income (ATOI). Management made the change in order to improve internal consistency and enhance industry comparability. This revision does not impact the consolidated results of Alcoa. Segment information for all prior periods presented was revised to reflect this change.

Alumina

	First quarter ended March 31,
	2013	2012
Alumina production (kmt)	3,994	4,153
Third-party alumina shipments (kmt)	2,457	2,293

Third-party sales	$826	$775
Intersegment sales	595	617

Total sales	$1,421	$1,392

ATOI	$58	$35

Alumina production decreased 4% in the 2013 first quarter compared with the corresponding period in 2012. The decline was largely due to lower production in Alcoa’s Atlantic refinery system as a result of management’s plan (initiated in the 2012 second quarter) to reduce annual production capacity by approximately 390 kmt. This decision was made to align production with smelter curtailments initiated at the beginning of 2012 and to reflect prevailing market conditions. Lower output at the Pinjarra and Kwinana refineries in Australia and the São Luís refinery in Brazil also contributed to the decrease in overall production.

Third-party sales for the Alumina segment rose 7% in the 2013 first quarter compared with the same period in 2012. The increase was primarily due to an improvement of 7% in volume and positive impacts from moving customer contracts to alumina index pricing and spot-pricing, both of which were somewhat offset by a decrease in contractual LME-based pricing.

Intersegment sales decreased 4% in the 2013 first quarter compared to the corresponding period in 2012 due to decreased demand from the Primary Metals segment.

ATOI for this segment increased 66% in the 2013 first quarter compared to the same period in 2012. The improvement was primarily the result of net favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar and Brazilian real, net productivity improvements, and the previously mentioned higher realized prices. These favorable impacts were somewhat offset by cost increases for natural gas, bauxite (mining costs such as labor, depreciation, fuel), and caustic soda.

In the second quarter of 2013, the continued shift towards the alumina price index and spot-pricing is expected to average 52% of third-party sales, while those still contractually-linked to the LME will follow a 30-day lag. Additionally, net productivity improvements are anticipated and production is expected to increase 150 kmt. ATOI will be negatively impacted by mining costs of approximately $20 related to Australia (crusher equipment move) and Suriname.

Primary Metals

	First quarter ended March 31,
	2013	2012
Aluminum production (kmt)	891	951
Third-party aluminum shipments (kmt)	705	771

Alcoa’s average realized price per metric ton of aluminum	$2,398	$2,433

Third-party sales	$1,758	$1,944
Intersegment sales	727	761

Total sales	$2,485	$2,705

ATOI	$39	$10

At March 31, 2013, Alcoa had 568 kmt of idle capacity on a base capacity of 4,227 kmt. In the 2013 first quarter, idle capacity decreased by 23 kmt compared to December 31, 2012, mostly due to the restart of a portion (27 kmt combined) of the capacity that was temporary curtailed in 2012 related to the Avilés and La Coruña smelters in Spain. This restart occurred in order to meet the requirements of the modified interruptibility regime in the Spanish power market (a detailed description follows).

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

Aluminum production decreased 6% in the 2013 first quarter compared with the corresponding period in 2012. The decline was mainly caused by the absence of production at the Portovesme smelter (150 kmt-per-year) in Italy, which was fully curtailed at the end of 2012, and lower production at the two partially curtailed smelters in Spain (Avilés (35 kmt out of 93 kmt-per-year) and La Coruña (28 kmt out of 87 kmt-per-year)).

Third-party sales for the Primary Metals segment decreased 10% in the 2013 first quarter compared with the same period in 2012. The decline was mostly the result of lower volumes, including from the curtailed smelters in Italy and Spain, and a 1% decrease in average realized prices. The change in realized prices was driven by 6% lower average LME prices, mostly offset by higher regional premiums.

Intersegment sales declined 4% in the 2013 first quarter compared to the corresponding period in 2012, mainly as a result of decreased demand from the midstream and downstream businesses and a decline in realized prices, driven by the lower LME.

ATOI for this segment improved $29 in the 2013 first quarter compared to the same period in 2012. The increase was primarily due to lower costs for carbon, energy, and alumina, somewhat offset by higher costs for transportation, labor, and maintenance, among others; net productivity improvements; positive mix due to value-add products; and net favorable foreign currency movements due to a stronger U.S. dollar. These items were mostly offset by the previously mentioned decrease in realized prices, lower volumes, costs for a planned power plant maintenance outage at Rockdale, TX, and an equity loss related to startup costs of the smelter in Saudi Arabia.

In the second quarter of 2013, pricing is expected to continue to follow a 15-day lag on the LME and net productivity improvements are expected. There will be a significant maintenance outage, which occurs every four years, at the Anglesea power plant in Australia and a maintenance outage at the Warrick power plant in the United States resulting in a negative ATOI impact of approximately $25 combined. Additionally, Alcoa’s share of startup costs for the smelter in Saudi Arabia will negatively impact results.

Global Rolled Products

	First quarter ended March 31,
	2013	2012
Third-party aluminum shipments (kmt)	450	452

Third-party sales	$1,779	$1,845
Intersegment sales	51	44

Total sales	$1,830	$1,889

ATOI	$81	$102

Third-party sales for the Global Rolled Products segment decreased 4% in the 2013 first quarter compared with the corresponding period in 2012. The decline was principally the result of unfavorable pricing, due to a decrease in metal prices, and unfavorable product mix.

ATOI for this segment declined 21% in the 2013 first quarter compared to the same period in 2012. The decrease was principally related to unfavorable price/mix and higher input costs, mostly due to inflationary pressure, partially offset by net productivity improvements across all businesses.

In the second quarter of 2013, demand in the aerospace and automotive end markets is expected to remain strong, while the European and North American industrials and China markets will face pricing pressures. Also, net productivity improvements are anticipated.

Engineered Products and Solutions

	First quarter ended March 31,
	2013	2012
Third-party aluminum shipments (kmt)	55	58

Third-party sales	$1,423	$1,390

ATOI	$173	$157

Third-party sales for the Engineered Products and Solutions segment increased 2% in the 2013 first quarter compared with the corresponding period in 2012, mostly due to higher volumes related to the aerospace and industrial gas turbine end markets, somewhat offset by lower volumes related to the commercial transportation end market.

ATOI for this segment improved 10% in the 2013 first quarter compared to the same period in 2012, mainly the result of net productivity improvements across all businesses.

In the second quarter of 2013, the aerospace end market is expected to remain strong, while the non-residential building and construction end market will be mixed (decline in Europe, slight recovery in North America). Continued net productivity improvements and share gains through innovation are anticipated.

Reconciliation of ATOI to Consolidated Net Income Attributable to Alcoa

Items required to reconcile total segment ATOI to consolidated net income attributable to Alcoa include: the impact of LIFO inventory accounting; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; discontinued operations; and other items, including intersegment profit eliminations, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

The following table reconciles total segment ATOI to consolidated net income attributable to Alcoa:

	First quarter ended March 31,
	2013	2012
Total segment ATOI	$351	$304
Unallocated amounts (net of tax):
Impact of LIFO	(2)	—
Interest expense	(75)	(80)
Noncontrolling interests	(21)	(5)
Corporate expense	(67)	(64)
Restructuring and other charges	(5)	(7)
Other	(32)	(54)

Consolidated net income attributable to Alcoa	$149	$94

The significant changes in the reconciling items between total segment ATOI and consolidated net income attributable to Alcoa for the 2013 first quarter compared with the corresponding period in 2012 consisted of:

•

an increase in Noncontrolling interests, mainly due to higher earnings at AWAC, principally driven by net favorable foreign currency movements, net productivity improvements, and higher realized prices, somewhat offset by input cost increases; and

•

a change in Other, mostly driven by a discrete income tax benefit related to the American Taxpayer Relief Act of 2012 ($19) and a net favorable change in mark-to-market derivative contracts ($16), somewhat offset by the difference between the consolidated effective tax rate and the estimated tax rates applicable to the segments.

Environmental Matters

See the Environmental Matters section of Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $70 in the 2013 three-month period compared with $236 in the same period of 2012. The improvement of $166 was principally due to higher operating results and lower pension contributions of $130, somewhat offset by a negative change associated with working capital of $130.

The lower pension contributions were principally driven by a change in minimum funding obligations for U.S. pension plans due to enacted legislation in 2012 (see below).

The major components of the negative change in working capital were as follows: an unfavorable change of $182 in receivables, primarily related to fewer sales of receivables, somewhat offset by a smaller increase in customer sales; a negative change of $29 in inventories; a favorable change of $50 in prepaid expenses and other current assets, mostly caused by the sale of excess carbon credits in Australia; a positive change of $177 in accounts payable, trade, principally the result of timing of payments; an unfavorable change of $136 in accrued expenses, largely attributable to a decrease in deferred revenue and a payment made to the Italian Government (see below); and a negative change of $10 in taxes, including income taxes.

In June 2012, Alcoa received formal notification from the Italian Government requesting a net payment of $310 (€250) related to a November 2009 European Commission decision on electricity pricing for smelters. Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa commenced payment of the requested amount in five quarterly installments of $64 (€50), paying the first installment on October 31, 2012 and the second installment on March 27, 2013. It is possible that Alcoa may be required to accelerate payment or pay the remaining amount in a lump sum.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was the case previously. This relief is expected to reduce Alcoa’s estimated minimum required pension funding by $225 to $250 in 2013.

On October 9, 2013, Alcoa World Alumina LLC, a majority-owned subsidiary of Alcoa, is expected to pay $42.5 to the plaintiff of a civil litigation matter pursuant to an October 2012 settlement agreement.

Financing Activities

Cash provided from financing activities was $47 in the 2013 three-month period, a decrease of $347 compared with $394 in the corresponding period of 2012.

The source of cash in the 2013 three-month period was primarily due to $625 in additions to debt, all of which was the result of borrowings under one existing and three new short-term facilities (see below), and net borrowings of $104 in commercial paper. These items were mostly offset by $639 in payments on debt, mainly related to $625 for the repayment of borrowings under one existing and three new short-term facilities (see below) and $7 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $33 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $10, most of which relates to Alumina Limited’s share of AWAC.

In the 2012 three-month period, the source of cash was primarily due to $730 in additions to debt, composed of $450 in borrowings under three new short-term facilities, mainly for working capital purposes, and $280 in new short-term loans to support the export operations of a subsidiary in Brazil; net borrowings of $51 in commercial paper; and net cash received from noncontrolling interests of $64, all of which relates to Alumina Limited’s share of AWAC. These items were partially offset by $414 in payments on debt, mostly related to $322 for the repayment of 6% Notes due 2012 as scheduled, $60 for the repayment of a portion of the new short-term loans to support the export operations of a subsidiary in Brazil, and $29 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; and $33 in dividends paid to shareholders.

In the first quarter of 2013, Alcoa entered into three agreements, each with a different financial institution, for a $200 term loan, a $150 revolving credit facility, and a $75 revolving credit facility. The purpose of any borrowings under all three arrangements is to provide working capital and for other general corporate purposes.

The term loan was fully drawn on the same date as the agreement and was subject to an interest rate equivalent to the 1-month LIBOR plus a 1.5% margin. In March 2013, Alcoa and the lender agreed to terminate the term loan and entered into a revolving credit agreement, providing a $200 credit facility. As provided for in the terms of the revolving credit agreement, the outstanding term loan was automatically deemed to be an outstanding borrowing under the credit facility. This borrowing was subject to an interest rate equivalent to the 1-week LIBOR plus a 1.25% margin. As of March 31, 2013, the outstanding borrowing under this credit facility was repaid.

Additionally, in March 2013, Alcoa fully borrowed and repaid the $75 credit facility. This borrowing was subject to an interest rate equivalent to the 1-week LIBOR plus a 0.95% margin.

The $200 revolving credit facility expires in July 2013, the $150 revolving credit facility expires in February 2014, and the $75 revolving credit facility expires in December 2013. The covenants contained in all three arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2012 Form 10-K).

As a result of an agreement between Alcoa and Alumina Limited in September 2012, Alcoa of Australia (part of the AWAC group of companies) will make minimum dividend payments to Alumina Limited of $100 in 2013. In the first quarter of 2013, Alcoa of Australia made $25 in such payments.

Alcoa’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa’s debt by the major credit rating agencies.

On April 11, 2013, Fitch Ratings (Fitch) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at F3. Additionally, Fitch changed the current outlook from stable to negative.

Investing Activities

Cash used for investing activities was $285 in the 2013 three-month period compared with $350 in the 2012 three-month period, resulting in a decrease in cash used of $65.

In the 2013 three-month period, the use of cash was mainly due to $235 in capital expenditures, 34% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, and the Estreito hydroelectric power project; and $121 in additions to investments, including equity contributions of $79 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by a net change in restricted cash of $59, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

The use of cash in the 2012 three-month period was mainly due to $270 in capital expenditures, 33% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $104 in additions to investments, including equity contributions of $93 related to the aluminum complex joint venture in Saudi Arabia.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, from newly constructed, expanded, or acquired facilities, such as the upstream operations in Brazil and the investments in hydropower projects in Brazil, or from international joint ventures, including the joint venture in Saudi Arabia; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) changes in tax rates or benefits; (m) changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2012 and the following sections of this report: Note F and the Derivatives section of Note M to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

As previously reported, before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 million (€85 million), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 million (€76 million), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. At this time, the Company is unable to reasonably predict an outcome for this matter.

Environmental Matters

As previously reported, representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources (Trustees), have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings had not been instituted at that time, the Company continued to actively investigate these claims. Pursuant to an agreement entered into with the Trustees in 1991, Alcoa and Reynolds had been working cooperatively with General Motors Corporation, which had been facing similar claims by the Trustees, to assess potential injuries to natural resources in the region. With the bankruptcy of General Motors in 2009, Motors Liquidation Company (MLC) took over General Motors’ liability in this matter. In September 2009, MLC notified Alcoa and the Trustees that it would no longer participate in the cooperative process. Alcoa and the Trustees agreed to continue to work together cooperatively without MLC to resolve Alcoa’s and Reynolds’ natural resources damages liability in this matter. In January 2011, the Trustees, representing the United States, the State of New York and the Mohawk tribe, and Alcoa reached an agreement in principle to resolve the natural resource damage claims. The parties have now finalized a proposed consent decree, which was filed with the United States District Court, Northern District of New York on March 27, 2013. The decree calls for Alcoa to pay approximately $20 million for environmental restoration and health and cultural programs for the Mohawk tribe. As of March 31, 2013, this amount was fully accrued on Alcoa’s Consolidated Balance Sheet. The public has 30 days to submit comments and the court may enter a final judgment thereafter.

As previously reported, Orange County Water District v. Sabic, et al, civil action 30-2008-00078246 (Superior Court of California, County of Orange) was filed against Alcoa Global Fasteners, Inc. on June 23, 2008. This matter alleges contamination or threatened contamination of a drinking water aquifer by Alcoa and others. Alcoa believes that it is not responsible for any contamination as alleged in the complaint or that if any liability were to be established, its liability would be insignificant. In 2012, Plaintiff Orange County Water District made a $2.5 million statutory settlement demand to Alcoa and other similar demands to certain other defendants. In January 2013, Alcoa and Plaintiff Orange County Water District reached a settlement in principle, subject to final documentation and court approval. The preliminary settlement amount does not exceed an amount previously reserved by Alcoa.

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

Alcoa Inc.

April 18, 2013	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 18, 2013	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
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