Form 10-Q
period 2013-06-30
ALCOA INC
filed 2013-07-25
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 19, 2013, 1,069,551,327 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sales (H)	$5,849	$5,963	$11,682	$11,969

Cost of goods sold (exclusive of expenses below)	4,933	5,154	9,780	10,252
Selling, general administrative, and other expenses	254	245	505	486
Research and development expenses	46	47	91	90
Provision for depreciation, depletion, and amortization	362	363	723	732
Restructuring and other charges (C)	244	15	251	25
Interest expense	118	123	233	246
Other expenses (income), net (G)	19	22	(8)	6

Total costs and expenses	5,976	5,969	11,575	11,837

(Loss) income before income taxes	(127)	(6)	107	132
Provision for income taxes (J)	21	13	85	52

Net (loss) income	(148)	(19)	22	80

Less: Net loss attributable to noncontrolling interests	(29)	(17)	(8)	(12)

NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA	$(119)	$(2)	$30	$92

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (I):
Basic	$(0.11)	$—	$0.03	$0.09

Diluted	$(0.11)	$—	$0.03	$0.08

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Loss (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2013	2012	2013	2012	2013	2012

Net loss	$(119)	$(2)	$(29)	$(17)	$(148)	$(19)

Other comprehensive loss, net of tax (B):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	61	75	2	4	63	79
Foreign currency translation adjustments	(603)	(685)	(249)	(187)	(852)	(872)
Net change in unrealized gains on available-for-sale securities	(3)	—	—	—	(3)	—
Net change in unrecognized losses on derivatives	71	138	(2)	(4)	69	134

Total Other comprehensive loss, net of tax	(474)	(472)	(249)	(187)	(723)	(659)

Comprehensive loss	$(593)	$(474)	$(278)	$(204)	$(871)	$(678)

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012

Net income (loss)	$30	$92	$(8)	$(12)	$22	$80

Other comprehensive loss, net of tax (B):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	156	131	3	6	159	137
Foreign currency translation adjustments	(719)	(441)	(233)	(122)	(952)	(563)
Net change in unrealized gains on available-for-sale securities	(2)	2	—	—	(2)	2
Net change in unrecognized losses on derivatives	184	57	—	(6)	184	51

Total Other comprehensive loss, net of tax	(381)	(251)	(230)	(122)	(611)	(373)

Comprehensive loss	$(351)	$(159)	$(238)	$(134)	$(589)	$(293)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,202	$1,861
Receivables from customers, less allowances of $22 in 2013 and $39 in 2012 (K)	1,354	1,399
Other receivables (K)	677	340
Inventories (D)	2,905	2,825
Prepaid expenses and other current assets	1,099	1,275

Total current assets	7,237	7,700

Properties, plants, and equipment	37,261	38,137
Less: accumulated depreciation, depletion, and amortization	19,150	19,190

Properties, plants, and equipment, net	18,111	18,947

Goodwill	5,113	5,170
Investments	1,848	1,860
Deferred income taxes	3,689	3,790
Other noncurrent assets	2,553	2,712

Total assets	$38,551	$40,179

LIABILITIES
Current liabilities:
Short-term borrowings (E)	$55	$53
Accounts payable, trade	2,920	2,702
Accrued compensation and retirement costs	949	1,058
Taxes, including income taxes	414	366
Other current liabilities	1,205	1,298
Long-term debt due within one year (E)	604	465

Total current liabilities	6,147	5,942

Long-term debt, less amount due within one year	7,700	8,311
Accrued pension benefits	3,558	3,722
Accrued other postretirement benefits	2,541	2,603
Other noncurrent liabilities and deferred credits	2,747	3,078

Total liabilities	22,693	23,656

CONTINGENCIES AND COMMITMENTS (F)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock	1,178	1,178
Additional capital	7,524	7,560
Retained earnings	11,653	11,689
Treasury stock, at cost	(3,812)	(3,881)
Accumulated other comprehensive loss (B)	(3,783)	(3,402)

Total Alcoa shareholders’ equity	12,815	13,199

Noncontrolling interests	3,043	3,324

Total equity	15,858	16,523

Total liabilities and equity	$38,551	$40,179

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2013	2012
CASH FROM OPERATIONS
Net income	$22	$80
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	724	733
Deferred income taxes	(58)	(103)
Equity loss (income), net of dividends	23	(9)
Restructuring and other charges (C)	251	25
Net (gain) loss from investing activities – asset sales (G)	(6)	1
Stock-based compensation	46	39
Excess tax benefits from stock-based payment arrangements	—	(1)
Other	27	83
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (K)	(375)	(215)
(Increase) in inventories	(175)	(188)
Decrease (increase) in prepaid expenses and other current assets	37	(16)
Increase (decrease) in accounts payable, trade	299	(33)
(Decrease) in accrued expenses	(353)	(70)
Increase in taxes, including income taxes	40	20
Pension contributions	(181)	(352)
(Increase) decrease in noncurrent assets	(48)	74
Increase in noncurrent liabilities	171	237
(Increase) in net assets held for sale	—	(2)

CASH PROVIDED FROM CONTINUING OPERATIONS	444	303
CASH USED FOR DISCONTINUED OPERATIONS	—	(2)

CASH PROVIDED FROM OPERATIONS	444	301

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	4	44
Net change in commercial paper	—	94
Additions to debt (original maturities greater than three months) (E)	1,202	735
Debt issuance costs	—	(3)
Payments on debt (original maturities greater than three months) (E)	(1,647)	(659)
Proceeds from exercise of employee stock options	1	10
Excess tax benefits from stock-based payment arrangements	—	1
Dividends paid to shareholders	(66)	(66)
Distributions to noncontrolling interests	(27)	(70)
Contributions from noncontrolling interests	12	110

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(521)	196

INVESTING ACTIVITIES
Capital expenditures	(521)	(561)
Proceeds from the sale of assets and businesses	5	13
Additions to investments	(159)	(187)
Sales of investments	—	11
Net change in restricted cash	105	6
Other	9	14

CASH USED FOR INVESTING ACTIVITIES	(561)	(704)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(21)	(20)

Net change in cash and cash equivalents	(659)	(227)
Cash and cash equivalents at beginning of year	1,861	1,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,202	$1,712

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at March 31, 2012	$55	$1,178	$7,523	$11,690	$(3,898)	$(2,406)	$3,484	$17,626
Net loss	—	—	—	(2)	—	—	(17)	(19)
Other comprehensive loss	—	—	—	—	—	(472)	(187)	(659)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(33)	—	—	—	(33)
Stock-based compensation	—	—	20	—	—	—	—	20
Common stock issued: compensation plans	—	—	(5)	—	8	—	—	3
Distributions	—	—	—	—	—	—	(45)	(45)
Contributions	—	—	—	—	—	—	20	20
Other	—	—	—	—	—	—	1	1

Balance at June 30, 2012	$55	$1,178	$7,538	$11,655	$(3,890)	$(2,878)	$3,256	$16,914

Balance at March 31, 2013	$55	$1,178	$7,508	$11,805	$(3,816)	$(3,309)	$3,353	$16,774
Net loss	—	—	—	(119)	—	—	(29)	(148)
Other comprehensive loss	—	—	—	—	—	(474)	(249)	(723)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(33)	—	—	—	(33)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	(7)	—	4	—	—	(3)
Distributions	—	—	—	—	—	—	(28)	(28)
Contributions	—	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2013	$55	$1,178	$7,524	$11,653	$(3,812)	$(3,783)	$3,043	$15,858

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195
Net income (loss)	—	—	—	92	—	—	(12)	80
Other comprehensive loss	—	—	—	—	—	(251)	(122)	(373)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	39	—	—	—	—	39
Common stock issued: compensation plans	—	—	(62)	—	62	—	—	—
Distributions	—	—	—	—	—	—	(71)	(71)
Contributions	—	—	—	—	—	—	110	110

Balance at June 30, 2012	$55	$1,178	$7,538	$11,655	$(3,890)	$(2,878)	$3,256	$16,914

Balance at December 31, 2012	$55	$1,178	$7,560	$11,689	$(3,881)	$(3,402)	$3,324	$16,523
Net income (loss)	—	—	—	30	—	—	(8)	22
Other comprehensive loss	—	—	—	—	—	(381)	(230)	(611)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	46	—	—	—	—	46
Common stock issued: compensation plans	—	—	(82)	—	69	—	—	(13)
Distributions	—	—	—	—	—	—	(53)	(53)
Contributions	—	—	—	—	—	—	12	12
Other	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2013	$55	$1,178	$7,524	$11,653	$(3,812)	$(3,783)	$3,043	$15,858

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

The changes in Accumulated other comprehensive loss by component were as follows:

	Alcoa		Noncontrolling Interests
	Second quarter ended June 30,		Second quarter ended June 30,
	2013	2012	2013	2012
Pension and other postretirement benefits
Balance at beginning of period	$(3,968)	$(3,477)	$(76)	$(97)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(38)	17	—	—
Tax benefit (expense)	17	(3)	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(21)	14	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	128	95	4	6
Tax (expense) benefit(2)	(46)	(34)	(2)	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	82	61	2	4

Total Other comprehensive income	61	75	2	4

Balance at end of period	$(3,907)	$(3,402)	$(74)	$(93)

Foreign currency translation
Balance at beginning of period	$1,031	$1,593	$273	$416
Other comprehensive loss:
Foreign currency translation adjustments(3)	(603)	(685)	(249)	(187)

Balance at end of period	$428	$908	$24	$229

Available-for-sale securities
Balance at beginning of period	$4	$2	$—	$—
Other comprehensive loss:
Net unrealized holding (loss) gain	(4)	1	—	—
Tax benefit (expense)	2	(1)	—	—

Total Other comprehensive loss before reclassifications, net of tax	(2)	—	—	—

Net amount reclassified to earnings(4)	—	—	—	—
Tax (expense) benefit(2)	(1)	—	—	—

Total amount reclassified from Accumulated other comprehensive income, net of tax(7)	(1)	—	—	—

Total Other comprehensive loss	(3)	—	—	—

Balance at end of period	$1	$2	$—	$—

Cash flow hedges (M)
Balance at beginning of period	$(376)	$(524)	$(3)	$(6)
Other comprehensive income (loss):
Net change from periodic revaluations	85	187	(3)	(5)
Tax (expense) benefit	(16)	(47)	1	1

Total Other comprehensive income (loss) before reclassifications, net of tax	69	140	(2)	(4)

Net amount reclassified to earnings:
Aluminum contracts(5)	—	(7)	—	—
Interest rate contracts(6)	1	2	—	—

Sub-total	1	(5)	—	—
Tax benefit (expense)(2)	1	3	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	2	(2)	—	—

Total Other comprehensive income (loss)	71	138	(2)	(4)

Balance at end of period	$(305)	$(386)	$(5)	$(10)

	Alcoa		Noncontrolling Interests
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Pension and other postretirement benefits
Balance at beginning of period	$(4,063)	$(3,533)	$(77)	$(99)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(27)	4	—	—
Tax benefit (expense)	14	—	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(13)	4	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	260	196	5	8
Tax (expense) benefit(2)	(91)	(69)	(2)	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	169	127	3	6

Total Other comprehensive income	156	131	3	6

Balance at end of period	$(3,907)	$(3,402)	$(74)	$(93)

Foreign currency translation
Balance at beginning of period	$1,147	$1,349	$257	$351
Other comprehensive loss:
Foreign currency translation adjustments(3)	(719)	(441)	(233)	(122)

Balance at end of period	$428	$908	$24	$229

Available-for-sale securities
Balance at beginning of period	$3	$—	$—	$—
Other comprehensive (loss) income:
Net unrealized holding (loss) gain	(5)	4	—	—
Tax benefit (expense)	2	(2)	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(3)	2	—	—

Net amount reclassified to earnings(4)	2	—	—	—
Tax (expense) benefit(2)	(1)	—	—	—

Total amount reclassified from Accumulated other comprehensive income, net of tax(7)	1	—	—	—

Total Other comprehensive (loss) income	(2)	2	—	—

Balance at end of period	$1	$2	$—	$—

Cash flow hedges (M)
Balance at beginning of period	$(489)	$(443)	$(5)	$(4)
Other comprehensive income (loss):
Net change from periodic revaluations	221	84	—	(8)
Tax (expense) benefit	(45)	(26)	—	2

Total Other comprehensive income (loss) before reclassifications, net of tax	176	58	—	(6)

Net amount reclassified to earnings:
Aluminum contracts(5)	7	(7)	—	—
Interest rate contracts(6)	1	1	—	—

Sub-total	8	(6)	—	—
Tax (expense) benefit(2)	—	5	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	8	(1)	—	—

Total Other comprehensive income (loss)	184	57	—	(6)

Balance at end of period	$(305)	$(386)	$(5)	$(10)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	This amount was included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)

For the second quarter ended June 30, 2012, a portion of this amount was included in both Interest expense and Other expenses (income), net on the accompanying Statement of Consolidated Operations. For all other periods presented, this amount was included in Interest expense on the accompanying Statement of Consolidated Operations.

(7)

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

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. These changes become effective for Alcoa on January 1, 2014. Management has determined that the adoption of these changes will need to be considered in the Consolidated Financial Statements in the event Alcoa initiates any of the transactions described above.

C. Restructuring and Other Charges – In the second quarter and six-month period of 2013, Alcoa recorded Restructuring and other charges of $244 ($170 after-tax and noncontrolling interests) and $251 ($175 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2013 second quarter included $103 ($62 after noncontrolling interest) related to a legal matter (see the Government Investigations section under Litigation in Note F); $14 ($14 after-tax) in asset impairments, $23 ($16 after-tax) in accelerated depreciation, and $49 ($40 after-tax) in other exit costs related to the permanent shutdown and demolition of certain structures at two non-U.S. locations (see below); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $24 ($18 after-tax and noncontrolling interests) for the layoff of approximately 470 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 55 in the Primary Metals segment, and 45 in Corporate); a charge of $4 ($2 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 six-month period, Restructuring and other charges included $103 ($62 after noncontrolling interest) related to a legal matter (see the Government Investigations section under Litigation in Note F); $86 ($70 after-tax) for the previously mentioned charges related to the permanent shutdown and demolition of certain structures at two non-U.S. locations (see below); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $27 ($20 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 530 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 115 in the Primary Metals segment, and 45 in Corporate) and a pension plan settlement charge related to previously separated employees; a charge of $8 ($5 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 second quarter, management approved the permanent shutdown and demolition of two potlines (capacity of 105,000 metric-tons-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280,000 metric-tons-per-year composed of two prebake potlines) and the smelter located in Fusina, Italy (capacity of 44,000 metric-tons-per-year). The two Soderberg lines at Baie Comeau will be fully shut down by the end of the third quarter of 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to the two Soderberg lines and the Fusina smelter will begin in the fourth quarter of 2013 and are expected to be completed by the end of 2015 and 2017, respectively. The decision on the two Soderberg lines is part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter is in addition to the capacity being reviewed. Factors leading to both decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs. The accelerated depreciation of $23 and asset impairments of $14 represent the write off of a portion of the two Soderberg lines and all of the Fusina smelter’s remaining book value of properties, plants, and equipment, respectively. Additionally, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $7 ($5 after-tax), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $49 represent $44 ($36 after-tax) in asset retirement obligations and $5 ($4 after-tax) in environmental remediation, both triggered by the decision to permanently shut down and demolish these structures. Additional charges, including accelerated depreciation and voluntary layoff costs, of approximately $140 ($100 after-tax) may be recognized in future periods related to the Baie Comeau smelter.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Alumina	$—	$1	$—	$1
Primary Metals	94	1	94	6
Global Rolled Products	7	—	10	1
Engineered Products and Solutions	19	—	22	3

Segment total	120	2	126	11
Corporate	124	13	125	14

Total restructuring and other charges	$244	$15	$251	$25

As of June 30, 2013, approximately 120 of the 530 employees associated with 2013 restructuring programs and approximately 560 of the 800 employees associated with 2012 restructuring programs were separated. The separations associated with 2011 restructuring programs were essentially complete. The remaining separations for the 2013 and 2012 restructuring programs are expected to be completed by the end of 2013.

In the 2013 second quarter and six-month period, cash payments of $1 and $2, respectively, were made against the layoff reserves related to the 2013 restructuring programs; $4 and $11, respectively, were made against the layoff reserves related to the 2012 restructuring programs; and $2 and $6, respectively, were made against the layoff reserves related to the 2011 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2011	$77	$57	$134

2012:
Cash payments	(44)	(13)	(57)
Restructuring charges	47	13	60
Other*	(21)	(5)	(26)

Reserve balances at December 31, 2012	59	52	111

2013:
Cash payments	(19)	(6)	(25)
Restructuring charges	27	71	98
Other*	(7)	(69)	(76)

Reserve balances at June 30, 2013	$60	$48	$108

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2013 six-month period, Other for other exit costs also included a reclassification of the following restructuring charges: $54 in asset retirement and $12 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note F), respectively.

The remaining reserves are expected to be paid in cash during 2013, with the exception of approximately $55 to $60, which is expected to be paid over the next several years for lease termination costs, special separation benefit payments, and ongoing site remediation work.

D. Inventories

	June 30, 2013	December 31, 2012
Finished goods	$580	$542
Work-in-process	925	866
Bauxite and alumina	649	618
Purchased raw materials	502	536
Operating supplies	249	263

	$2,905	$2,825

At June 30, 2013 and December 31, 2012, the total amount of inventories valued on a last in, first out (LIFO) basis was 36% and 35%, respectively. If valued on an average-cost basis, total inventories would have been $765 and $770 higher at June 30, 2013 and December 31, 2012, respectively.

E. Debt – In May 2013, Alcoa elected to call for redemption the $422 in outstanding principal of its 6.00% Notes due July 2013 (the “Notes”) under the provisions of the Notes. The total cash paid to the holders of the called Notes was $435, which includes $12 in accrued and unpaid interest from the last interest payment date up to, but not including, the settlement date, and a $1 purchase premium. The purchase premium was recorded in Interest expense on the accompanying Statement of Consolidated Operations. This transaction was completed on June 28, 2013.

In January 2013, Alcoa fully borrowed $150 under an existing credit facility, which was repaid in March 2013. The related revolving credit agreement was terminated effective March 19, 2013. In April 2013, Alcoa entered into a new revolving credit agreement with this same financial institution under the same terms as the previous agreement. During the second quarter of 2013, Alcoa borrowed and repaid $150 under the credit facility, which expires in March 2014.

In the first quarter of 2013, Alcoa entered into three agreements, each with a different financial institution, for a $200 term loan (and subsequently a $200 revolving credit facility – see below), a $150 revolving credit facility, and a $75 revolving credit facility. The purpose of any borrowings under all three arrangements is to provide working capital and for other general corporate purposes. During the first quarter of 2013, Alcoa fully borrowed and repaid the $200 term loan (and subsequently the $200 credit facility) and the $75 credit facility. Additionally, during the second quarter of 2013, Alcoa fully borrowed and repaid the $200, $150, and $75 credit facilities.

The term loan was fully drawn on the same date as the agreement. In March 2013, Alcoa and the lender agreed to terminate the term loan and entered into a revolving credit agreement, providing a $200 credit facility. As provided for in the terms of the revolving credit agreement, the outstanding term loan was automatically deemed to be an outstanding borrowing under the credit facility.

The $200 revolving credit facility expires in July 2014 (extended by one year in July 2013), the $150 revolving credit facility expires in February 2014, and the $75 revolving credit facility expires in December 2013. The covenants contained in all three arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2012 Form 10-K).

The weighted-average interest rate and weighted-average days outstanding of the respective borrowings under the six arrangements (four active and two terminated as of June 30, 2013) during the first and second quarter of 2013 was 1.58% and 1.50%, respectively, and 40 days and 72 days, respectively.

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

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5, and all claims against the Alcoa Parties were dismissed with prejudice. Under the agreement, AWA is obligated to pay an additional $42.5, without interest or contingency, on October 9, 2013. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 ($15 after-tax and noncontrolling interest) charge in addition to the $45 ($18 after-tax and noncontrolling interest) charge it recorded in the 2012 second quarter in respect of the suit. In addition, based on an agreement between Alcoa and Alumina Limited (which holds a 40% equity interest in AWA), Alcoa estimates an additional reasonably possible after-tax charge of between $25 to $30 to reallocate a portion of the costs of the Alba civil settlement and all legal fees associated with this matter (including the government investigations discussed below) from Alumina Limited to Alcoa, but this would occur only if a settlement is reached with the DOJ and the Securities and Exchange Commission (the “SEC”) regarding their investigations (see “Government Investigations” below).

Government Investigations

On February 26, 2008, Alcoa Inc. advised the DOJ and the SEC that it had recently become aware of the claims by Alba as alleged in the Alba civil suit, had already begun an internal investigation and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation. The SEC subsequently commenced a concurrent investigation. Alcoa has been cooperating with the government since that time.

In the past year, Alcoa has been seeking settlements of both investigations. During the second quarter of 2013, Alcoa proposed to settle the DOJ matter by offering the DOJ a cash payment of $103. Based on this offer, Alcoa recorded a charge of $103 ($62 after noncontrolling interest) in the 2013 second quarter. There is a reasonable possibility of an additional charge of between $0 and approximately $200 to settle the DOJ matter. Settlement negotiations with the DOJ are continuing. Based on negotiations to date, Alcoa expects any such settlement will be paid over several years. Alcoa has also exchanged settlement offers with the SEC. However, the SEC staff has rejected Alcoa’s most recent offer of $60 and no charge has been recorded. Alcoa expects that any resolution through settlement with the SEC would be material to results of operations for the relevant fiscal period.

Although Alcoa seeks to resolve the Alba matter with the DOJ and the SEC through settlements, there can be no assurance that settlements will be reached. If settlements cannot be reached with either the DOJ or the SEC, Alcoa will proceed to trial. Under those circumstances, the final outcome of the DOJ and the SEC matters cannot be predicted and there can be no assurance that it would not have a material adverse effect on Alcoa.

If settlements with both the DOJ and the SEC are reached, based on the aforementioned agreement between Alcoa and Alumina Limited (see “Alba Civil Suit” above), the costs of any such settlements will be allocated between Alcoa and Alumina Limited on an 85% and 15% basis, respectively, which would result in an additional charge to Alcoa at that time. (For example, if settlements with both the DOJ and the SEC are reached, and if the DOJ matter settled for $103, Alcoa’s $62 after noncontrolling interest share of the 2013 second quarter $103 charge recorded with respect to the DOJ matter would be approximately $25 higher, which would be reflected as an additional charge at that time.)

Other Matters

In November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs alleged these changes to their retiree health care plans violated their rights to vested health care benefits. Plaintiffs additionally alleged that Alcoa had breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs sought injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa had consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, and bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge.

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorney’s fees and expenses. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal is docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. On May 9, 2013, the Sixth Circuit Court of Appeals issued an opinion affirming the trial court’s denial of plaintiffs’ claims for lifetime, uncapped retiree healthcare benefits. Plaintiffs filed a petition for rehearing on May 22, 2013 to which the Sixth Circuit Court of Appeals directed Alcoa to file a response, which was completed on June 7, 2013. The Sixth Circuit Court of Appeals has not yet issued its ruling on the petition.

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount. On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Since then, Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa commenced payment of the requested amount in five quarterly installments of $65 (€50), paying the first installment on October 31, 2012, the second installment on March 27, 2013, and the third installment on June 27, 2013. It is possible that Alcoa may be required to accelerate payment or pay the remaining amount in a lump sum. Notwithstanding the payment request or the timing of such payments, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $207 (€159) to $395 (€303), remains the $207 (€159) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009) recorded in 2009. At June 30, 2013, Alcoa’s reserve for this matter stands at $11 (€9), reflecting the payments made in October 2012, March 2013, and June 2013. The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

Additionally in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of June 30, 2010, the Fusina smelter was fully curtailed (44 kmt-per-year). In June 2013, Alcoa decided to permanently shut down and demolish the Fusina smelter due to persistent uneconomical conditions (see Note C).

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at a number of locations (more than 100). These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $535 and $532 at June 30, 2013 and December 31, 2012 (of which $69 and $74 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2013 second quarter and six-month period, the remediation reserve was increased by $17 and $16, respectively. The net change in both periods was due to a charge of $12 related to the planned demolition of certain structures at the Massena West, NY and Baie Comeau, Quebec, Canada sites (see Note C) and the remainder was associated with a number of other sites. In both periods, the changes to the remediation reserve, except for the aforementioned $12, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $6 and $11 in the 2013 second quarter and six-month period, respectively. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2013 six-month period, the change in the reserve also reflects a decrease of $2 due to the effects of foreign currency translation.

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

The EPA completed its review of the comments received during the first quarter of 2013 and, on April 5, 2013, issued a final Record of Decision (ROD). The ROD is consistent with the PRAP issued in October 2012, which reflected the EPA’s selection of a remediation alternative estimated to cost $243. As of June 30, 2013, this amount was fully accrued on the accompanying Consolidated Balance Sheet. Alcoa will now begin the planning and design phase, which is expected to take approximately two to three years, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a five-year period (2010 through 2014), and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $749, including $9 and $88 in the 2013 second quarter and six-month period, respectively, towards the $1,100 commitment. As of June 30, 2013 and December 31, 2012, the carrying value of Alcoa’s investment in this project was $897 and $816, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). Also, in late 2012, the smelting and rolling mill companies entered into additional project financing totaling $480, of which $120 represents Alcoa’s share. In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $121 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At both June 30, 2013 and December 31, 2012, the combined fair value of the guarantees was $10 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financings, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the refining and mining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the refining and mining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the refining and mining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At both June 30, 2013 and December 31, 2012, the combined fair value of the guarantees was $4 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event

Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

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

The Barra Grande project reached full capacity in 2006. Alumínio’s investment in this project is 42.18% and is accounted for under the equity method. This entitles Alumínio to approximately 160 megawatts of assured power. Alumínio’s total investment in this project was $150 (R$328) and $159 (R$326) at June 30, 2013 and December 31, 2012, respectively.

The Serra do Facão project reached full capacity in 2010. Alumínio’s investment in this project is 34.97% and is accounted for under the equity method. This entitles Alumínio to approximately 65 megawatts of assured power. Alumínio’s total investment in this project was $92 (R$200) and $98 (R$200) at June 30, 2013 and December 31, 2012, respectively. Alumínio previously issued a third-party guarantee related to its share of the consortium’s debt; however, in October 2012, the lender released all of the consortium’s investors from their respective guarantees.

Even though the Serra do Facão project has been fully operational since 2010, construction costs continue to be incurred to complete the facility related to environmental compliance in accordance with the installation license. Total estimated project costs are approximately $460 (R$1,000) and Alumínio’s share is approximately $160 (R$350). As of June 30, 2013, approximately $160 (R$350) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing).

The Estreito project reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,370 (R$5,170) and Alumínio’s share is approximately $600 (R$1,320). These amounts reflect an approved increase by the consortium in 2012 of approximately $130 (R$270) to complete the Estreito project due to fluctuations in currency, inflation, and the price and scope of construction, among other factors. As of June 30, 2013, approximately $570 (R$1,260) of Alumínio’s commitment was expended on the project.

As of June 30, 2013, Alumínio’s current power self-sufficiency satisfies approximately 70% of a total energy demand of approximately 690 megawatts from two smelters (São Luís (Alumar) and Poços de Caldas) and one refinery (Poços de Caldas) in Brazil.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $24 (A$23) was made through June 30, 2013, including $3 (A$2) and $7 (A$6) in the 2013 second quarter and six-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At June 30, 2013, Alcoa has an asset of $327 (A$351) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $460 (A$500) as of June 30, 2013.

G. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Equity loss	$10	$10	$22	$12
Interest income	(4)	(4)	(8)	(10)
Foreign currency (gains) losses, net	(5)	11	(11)	(1)
Net (gain) loss from asset sales	(1)	(1)	(6)	1
Net loss (gain) on mark-to-market derivative contracts (M)	16	2	(1)	9
Other, net	3	4	(4)	(5)

	$19	$22	$(8)	$6

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

The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Second quarter ended June 30, 2013
Sales:
Third-party sales	$822	$1,620	$1,877	$1,468	$5,787
Intersegment sales	581	677	43	—	1,301

Total sales	$1,403	$2,297	$1,920	$1,468	$7,088

Profit and loss:
Equity loss	$(1)	$(7)	$(2)	$—	$(10)
Depreciation, depletion, and amortization	115	132	55	39	341
Income taxes	14	(25)	32	94	115
ATOI	64	(32)	79	193	304
Second quarter ended June 30, 2012
Sales:
Third-party sales	$750	$1,804	$1,913	$1,420	$5,887
Intersegment sales	576	782	44	—	1,402

Total sales	$1,326	$2,586	$1,957	$1,420	$7,289

Profit and loss:
Equity income (loss)	$1	$(9)	$(2)	$—	$(10)
Depreciation, depletion, and amortization	114	133	57	39	343
Income taxes	(6)	(19)	34	76	85
ATOI	23	(3)	78	157	255

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Six months ended June 30, 2013
Sales:
Third-party sales	$1,648	$3,378	$3,656	$2,891	$11,573
Intersegment sales	1,176	1,404	94	—	2,674

Total sales	$2,824	$4,782	$3,750	$2,891	$14,247

Profit and loss:
Equity loss	$—	$(16)	$(6)	$—	$(22)
Depreciation, depletion, and amortization	224	267	112	79	682
Income taxes	28	(24)	71	178	253
ATOI	122	7	160	366	655
Six months ended June 30, 2012
Sales:
Third-party sales	$1,525	$3,748	$3,758	$2,810	$11,841
Intersegment sales	1,193	1,543	88	—	2,824

Total sales	$2,718	$5,291	$3,846	$2,810	$14,665

Profit and loss:
Equity income (loss)	$2	$(11)	$(3)	$—	$(12)
Depreciation, depletion, and amortization	228	268	114	79	689
Income taxes	(7)	(32)	85	149	195
ATOI	58	7	180	314	559

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total segment ATOI	$304	$255	$655	$559
Unallocated amounts (net of tax):
Impact of LIFO	5	19	3	19
Interest expense	(76)	(80)	(151)	(160)
Noncontrolling interests	29	17	8	12
Corporate expense	(71)	(69)	(138)	(133)
Restructuring and other charges	(211)	(10)	(216)	(17)
Other	(99)	(134)	(131)	(188)

Consolidated net (loss) income attributable to Alcoa	$(119)	$(2)	$30	$92

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to Alcoa common shareholders	$(119)	$(2)	$30	$92
Less: preferred stock dividends declared	—	—	1	1

Net (loss) income available to common equity	(119)	(2)	29	91
Less: dividends and undistributed earnings allocated to participating securities	—	—	—	—

Net (loss) income available to Alcoa common shareholders – basic	(119)	(2)	29	91
Add: interest expense related to convertible notes	—	—	—	—

Net (loss) income available to Alcoa common shareholders – diluted	$(119)	$(2)	$29	$91

Average shares outstanding – basic	1,069	1,067	1,069	1,066
Effect of dilutive securities:
Stock options	—	—	2	4
Stock and performance awards	—	—	8	5
Convertible notes	—	—	—	—

Average shares outstanding – diluted	1,069	1,067	1,079	1,075

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At June 30, 2013, there were no outstanding participating securities, as all such securities have vested and were converted into shares of common stock. At June 30, 2012, there were less than 1 million participating securities outstanding.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At June 30, 2013 and 2012, there were 17 million and 12 million such awards outstanding, respectively.

In the 2013 second quarter, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes, 17 million stock awards, and 9 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the second quarter of 2013, 89 million, 8 million, and 1 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

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

In the 2013 and 2012 six-month periods, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive.

Options to purchase 48 million and 28 million shares of common stock at a weighted average exercise price of $10.77 and $15.44 per share were outstanding as of June 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Income Taxes – The effective tax rate for the second quarter of 2013 and 2012 was 16.5% (provision on a loss) and 216.7% (provision on a loss), respectively.

The rate for the 2013 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter (see the Government Investigations section under Litigation in Note F), restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Note C), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia.

The rate for the 2012 second quarter differs from the U.S. federal statutory rate of 35% primarily due to an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets and a net $2 discrete income tax charge for other miscellaneous items.

The effective tax rate for the 2013 and 2012 six-month periods was 79.4% (provision on income) and 39.4% (provision on income), respectively.

The rate for the 2013 six-month period differs from the U.S. federal statutory rate of 35% primarily due to the previously mentioned $103 nondeductible charge, restructuring charges in Canada and Italy, and $10 discrete income tax charge, somewhat offset by a $19 discrete income tax benefit related to new U.S. tax legislation.

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

In March 2012, Alcoa entered into an arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement originally provided for minimum funding of $50 up to a maximum of $250 for receivables sold. In May 2013, the arrangement was amended to increase the maximum funding to $500 and include two additional financial institutions. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. In addition to the $205 in cash funding received in 2012, Alcoa received additional net cash funding of $5 in the 2013 six-month period ($288 in draws and $283 in repayments). As of June 30, 2013, the deferred purchase price receivable was $377, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. The gross amount of receivables sold and total cash collections under this program since its inception was $6,650 and $6,063, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2013	2012	2013	2012
Service cost	$48	$46	$99	$93
Interest cost	151	160	303	320
Expected return on plan assets	(198)	(201)	(396)	(403)
Recognized net actuarial loss	124	95	247	191
Amortization of prior service cost	5	4	10	9
Settlement*	—	—	2	—

Net periodic benefit cost	$130	$104	$265	$210

*	This amount was recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note C).

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2013	2012	2013	2012
Service cost	$5	$3	$9	$7
Interest cost	29	33	57	66
Recognized net actuarial loss	8	6	17	12
Amortization of prior service benefit	(5)	(4)	(9)	(8)

Net periodic benefit cost	$37	$38	$74	$77

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$6	$23
Aluminum contracts	3	9	7
Interest rate contracts	2	9	8
Other noncurrent assets:
Aluminum contracts	1	—	3
Aluminum contracts	3	11	—
Energy contracts	3	—	3
Interest rate contracts	2	26	37

Total derivatives designated as hedging instruments		$61	$81

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$194	$211
Other noncurrent assets:
Aluminum contracts	3	218	329
Foreign exchange contracts	1	—	1

Total derivatives not designated as hedging instruments		$412	$541

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$—	$9
Interest rate contracts	2	3	8
Other noncurrent assets:
Interest rate contracts	2	—	9

Sub-total		$3	$26

Total Asset Derivatives		$470	$596

*	See the “Other” section within Note M for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$73	$13
Aluminum contracts	3	22	35
Foreign exchange contracts	1	3	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	22	1
Aluminum contracts	3	373	573

Total derivatives designated as hedging instruments		$493	$622

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$5	$1
Aluminum contracts	2	—	21
Embedded credit derivative	3	4	3
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	1	—
Aluminum contracts	2	—	5
Foreign exchange contracts	1	1	—
Embedded credit derivative	3	35	27

Total derivatives not designated as hedging instruments		$46	$57

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$34	$—
Foreign exchange contracts	1	1	—

Sub-total		$35	$—

Total Liability Derivatives		$504	$679

*	See the “Other” section within Note M for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross amounts recognized:
Aluminum contracts	$110	$72	$171	$69
Interest rate contracts	35	45	3	17
Foreign exchange contracts	1	—	3	—

	$146	$117	$177	$86

Gross amounts offset:
Aluminum contracts(1)	$(104)	$(55)	$(104)	$(55)
Interest rate contracts(2)	(3)	(17)	(3)	(17)
Foreign exchange contracts(3)	(1)	—	(1)	—

	$(108)	$(72)	$(108)	$(72)

Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$6	$17	$67	$14
Interest rate contracts	32	28	—	—
Foreign exchange contracts	—	—	2	—

	$38	$45	$69	$14

(1)

The amounts under Assets and Liabilities as of June 30, 2013 include $34 of margin posted with counterparties. The amounts under Assets and Liabilities as of December 31, 2012 include $9 of margin held from counterparties.

(2)	The amounts under Assets and Liabilities as of June 30, 2013 and December 31, 2012 represent margin held from the counterparty.
(3)	The amounts under Assets and Liabilities as of June 30, 2013 represent margin posted with counterparties.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	June 30, 2013	December 31, 2012
Assets:
Level 1	$6	$27
Level 2	35	45
Level 3	432	550
Margin held	(3)	(26)

Total	$470	$596

Liabilities:
Level 1	$105	$15
Level 2	—	26
Level 3	434	638
Margin posted	(35)	—

Total	$504	$679

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
Second quarter ended June 30, 2013	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – March 31, 2013	$522	$8	$478	$32
Total gains or losses (realized and unrealized) included in:
Sales	(1)	—	(6)	—
Cost of goods sold	(50)	—	—	—
Other expenses, net	(1)	—	—	7
Other comprehensive loss	9	(8)	(77)	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—
Foreign currency translation	(47)	—	—	—

Closing balance – June 30, 2013	$432	$—	$395	$39

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2013:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other expenses, net	(1)	—	—	7

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
Six months ended June 30, 2013	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – January 1, 2013	$547	$3	$608	$30
Total gains or losses (realized and unrealized) included in:
Sales	(3)	—	(14)	—
Cost of goods sold	(102)	—	—	—
Other income, net	16	—	—	9
Other comprehensive loss	16	(3)	(199)	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—
Foreign currency translation	(42)	—	—	—

Closing balance – June 30, 2013	$432	$—	$395	$39

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2013:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	16	—	—	9

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $2 as of June 30, 2013. The unrealized loss related to aluminum contracts recognized as liabilities was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

In July 2012, as provided for in the arrangements, management elected to modify the pricing for two existing power contracts, which end in 2014 and 2016 (see directly below), for Alcoa’s two smelters in Australia and the Point Henry rolling mill in Australia. These contracts contain an LME-linked embedded derivative, which previously was not recorded as an asset in Alcoa’s Consolidated Balance Sheet. Beginning on January 1, 2001, all derivative contracts were required to be measured and recorded at fair value on an entity’s balance sheet under GAAP; however, an exception existed for embedded derivatives upon meeting certain criteria. The LME-linked embedded derivative in these two contracts met such criteria at that time. Management’s election to modify the pricing of these contracts qualifies as a significant change to the contracts thereby requiring that the contracts now be evaluated under derivative accounting as if they were new contracts. As a result, Alcoa recorded a derivative asset in the amount of $596 with an offsetting liability (deferred credit) recorded in Other current and noncurrent liabilities. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations, while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases are made under the contracts. The deferred credit is recognized in Other expenses (income), net on the accompanying Statement of Consolidated Operations as power is received over the life of the contracts. The embedded derivative is valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a decrease to the embedded derivative asset.

Also, included within Level 3 measurements is a derivative contract that will hedge the anticipated power requirements at Alcoa’s Portland smelter in Australia once the existing contract expires in 2016. This derivative hedges forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on this contract was recorded in Other comprehensive loss on the accompanying Consolidated Balance Sheet until the designated hedge period begins in 2016. Once the hedge period begins, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value. Alcoa had a similar contract for its Point Henry smelter in Australia once the existing contract expires in 2014, but elected to terminate the new contract in the first quarter of 2013. This election was available to Alcoa under the terms of the contract and was made due to a projection that suggested the contract would be uneconomical. Prior to termination, the new contract was accounted for in the same manner as the contract for the Portland smelter.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at June 30, 2013	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$1	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,729 per metric ton in 2013 to $2,215 per metric ton in 2018 Oil: $103 per barrel in 2013 to $88 per barrel in 2018
Aluminum contract	$411	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,729 per metric ton in 2013 to $2,055 per metric ton in 2016 Foreign currency: A$1 = $0.93 in 2013 to $0.86 in 2016 CPI: 1982 base year of 100 and 231 in 2013 to 250 in 2016
Aluminum contract	20	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,822 per metric ton in 2013 to $2,262 per metric ton in 2019
Energy contracts	—	Discounted cash flow	Price of electricity beyond forward curve	$80 per megawatt hour in 2013 to $154 per megawatt hour in 2036
Liabilities:
Aluminum contracts	395	Discounted cash flow	Price of aluminum beyond forward curve	$2,485 per metric ton in 2023 to $2,673 per metric ton in 2027
Embedded credit derivative	39	Discounted cash flow	Credit spread between Alcoa and counterparty	2.05% to 2.92% (2.48% median)

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Aluminum contracts*	Sales	$(59)	$(93)	$(130)	$(57)
Interest rate contracts	Interest expense	2	2	5	5

Total		$(57)	$(91)	$(125)	$(52)

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Second quarter ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Aluminum contracts	Sales	$63	$89	$134	$41
Interest rate contracts	Interest expense	(2)	(2)	(5)	(5)

Total		$61	$87	$129	$36

*	In both the second quarter and six months ended June 30, 2013, the loss recognized in earnings includes a gain of $4 related to the ineffective portion of the hedging relationships. In the second quarter and six months ended June 30, 2012, the loss recognized in earnings includes a loss of $4 and $16, respectively, related to the ineffective portion of the hedging relationships.

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2013, Alcoa had 446 kmt of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2013 to 2017.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2013, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018. In January 2012, interest rate swaps with a notional amount of $315 expired in conjunction with the repayment of 6% Notes, due 2012.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012		2013	2012	2013	2012		2013	2012	2013	2012
Aluminum contracts	$74	$145	$178	$66	Sales	$(1)	$2	$(7)	$2	Other expenses (income), net	$(2)	$2	$(2)	$9
Energy contracts	(3)	—	(1)	(5)	Cost of goods sold	—	—	—	—	Other expenses (income), net	—	—	—	—
Foreign exchange contracts	(2)	—	(2)	—	Sales	—	—	—	—	Other expenses (income), net	—	—	—	—
Interest rate contracts	—	(2)	—	—	Interest expense	(1)	(1)	(1)	(1)	Other expenses (income), net	—	—	—	—
Interest rate contracts	—	(3)	1	(3)	Other expenses (income), net	—	1	—	—	Other expenses (income), net	—	—	—	—

Total	$69	$140	$176	$58		$(2)	$2	$(8)	$1		$(2)	$2	$(2)	$9

*	Assuming market rates remain constant with the rates at June 30, 2013, a loss of $14 is expected to be recognized in earnings over the next 12 months.
**	For both the second quarter and six months ended June 30, 2013, there was no ineffectiveness related to the derivatives in cash flow hedging relationships. There was $(2) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for both the second quarter and six months ended June 30, 2013. For the second quarter and six months ended June 30, 2012, the amount of gain or (loss) recognized in earnings represents $1 and $10, respectively, related to the ineffective portion of the hedging relationships. There was also $1 and $(1) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the second quarter and six months ended June 30, 2012, respectively.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of June 30, 2013. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts covered periods consistent with known or expected exposures through 2013.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30, 2013	December 31, 2012
Aluminum contracts (kmt)	1,108	1,120
Energy contracts:
Electricity (megawatt hours)	59,409,328	100,578,295
Natural gas (million British thermal units)	19,010,000	19,160,000
Foreign exchange contracts	$89	$71

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Aluminum contracts	Sales	$(3)	$(6)	$(7)	$(3)
Aluminum contracts	Other expenses (income), net	(7)	10	15	3
Embedded credit derivative	Other expenses (income), net	(7)	(10)	(9)	(10)
Foreign exchange contracts	Other expenses (income), net	(2)	(2)	(5)	(2)

Total		$(19)	$(8)	$(6)	$(12)

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,202	$1,202	$1,861	$1,861
Restricted cash	84	84	189	189
Noncurrent receivables	20	20	20	20
Available-for-sale securities	94	94	67	67
Short-term borrowings	55	55	53	53
Commercial paper	—	—	—	—
Long-term debt due within one year	604	773	465	477
Long-term debt, less amount due within one year	7,700	7,730	8,311	9,028

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

Long-term debt due within one year and Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. At June 30, 2013 and December 31, 2012, $7,982 and $8,936, respectively, was classified in Level 1 of the fair value hierarchy for public debt and $521 and $569, respectively, was classified in Level 2 of the fair value hierarchy for non-public debt.

N. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2013, and the related statements of consolidated operations, consolidated comprehensive loss, and changes in consolidated equity for each of the three-month and six-month periods ended June 30, 2013 and 2012, and the statement of consolidated cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania July 25, 2013

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$5,849	$5,963	$11,682	$11,969
Net (loss) income attributable to Alcoa common shareholders:	$(119)	$(2)	$30	$92
Diluted earnings per share attributable to Alcoa common shareholders:	$(0.11)	$—	$0.03	$0.08
Shipments of alumina (kmt)	2,328	2,194	4,785	4,487
Shipments of aluminum products (kmt)	1,268	1,305	2,492	2,600
Alcoa’s average realized price per metric ton of primary aluminum	$2,237	$2,329	$2,318	$2,368

Net loss attributable to Alcoa was $119, or $0.11 per diluted share, in the 2013 second quarter compared with $2 in the 2012 second quarter, and Net income attributable to Alcoa was $30, or $0.03 per share, in the 2013 six-month period compared with $92, or $0.08 per share, in the 2012 six-month period. The decline in earnings in both periods was primarily the result of restructuring and other charges, including for a legal matter, lower realized prices for aluminum, higher costs for bauxite mining and power plant maintenance outages, partially offset by net productivity improvements and the absence of charges for a civil litigation matter and three environmental remediation matters. Net favorable foreign currency movements also contributed to the partial offset of lower earnings in the 2013 six-month period.

Sales for the 2013 second quarter and six-month period declined $114, or 2%, and $287, or 2%, respectively, compared to the same periods in 2012. The decrease in both periods was mainly caused by lower primary aluminum volumes, including those related to curtailed smelter capacity, unfavorable pricing in the midstream segment due to a decrease in metal prices, and a decline in realized prices for aluminum, driven by lower London Metal Exchange (LME) prices, somewhat offset by higher volumes in the Alumina, midstream, and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 84.3% in the 2013 second quarter and 83.7% in the 2013 six-month period compared with 86.4% in the 2012 second quarter and 85.7% in the 2012 six-month period. In both periods, the percentage was positively impacted by net productivity improvements across all segments, the absence of a charge for a civil litigation matter ($45) and a net charge for three environmental matters ($21), and net favorable foreign currency movements due to a stronger U.S. dollar, partially offset by the previously mentioned price impacts and higher costs, including those related to bauxite mining and planned maintenance outages at various power plants.

Selling, general administrative, and other expenses (SG&A) increased $9 and $19 in the 2013 second quarter and six-month period, respectively, compared to the corresponding periods in 2012. The increase in both periods was primarily driven by higher expenses for labor, consulting and contractor services, and stock-based compensation, slightly offset by lower bad debt expense. SG&A as a percentage of Sales increased from 4.1% in the 2012 second quarter to 4.3% in the 2013 second quarter, and from 4.1% in the 2012 six-month period to 4.3% in the 2013 six-month period.

Restructuring and other charges were $244 ($170 after-tax and noncontrolling interests) and $251 ($175 after-tax and noncontrolling interests) in the 2013 second quarter and six-month period, respectively.

In the 2013 second quarter, Restructuring and other charges included $103 ($62 after noncontrolling interest) related to a legal matter; $14 ($14 after-tax) in asset impairments, $23 ($16 after-tax) in accelerated depreciation, and $49 ($40 after-tax) in other exit costs related to the permanent shutdown and demolition of certain structures at two non-U.S. locations (see below); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $24 ($18 after-tax and noncontrolling interests) for the layoff of approximately 470 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 55 in the Primary Metals segment, and 45 in Corporate); a charge of $4 ($2 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 six-month period, Restructuring and other charges included $103 ($62 after noncontrolling interest) related to a legal matter; $86 ($70 after-tax) for the previously mentioned charges related to the permanent shutdown and demolition of certain structures at two non-U.S. locations (see below); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $27 ($20 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 530 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 115 in the Primary Metals segment, and 45 in Corporate) and a pension plan settlement charge related to previously separated employees; a charge of $8 ($5 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 second quarter, management approved the permanent shutdown and demolition of two potlines (capacity of 105 kmt-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280 kmt-per-year composed of two prebake potlines) and the smelter located in Fusina, Italy (capacity of 44 kmt-per-year). The two Soderberg lines at Baie Comeau will be fully shut down by the end of the third quarter of 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to the two Soderberg lines and the Fusina smelter will begin in the fourth quarter of 2013 and are expected to be completed by the end of 2015 and 2017, respectively. The decision on the two Soderberg lines is part of a 15-month review of 460 kmt of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter is in addition to the capacity being reviewed. Factors leading to both decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs. The accelerated depreciation of $23 and asset impairments of $14 represent the write off of a portion of the two Soderberg lines and all of the Fusina smelter’s remaining book value of properties, plants, and equipment, respectively. Additionally, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $7 ($5 after-tax), which was recorded in Cost of goods sold. The other exit costs of $49 represent $44 ($36 after-tax) in asset retirement obligations and $5 ($4 after-tax) in environmental remediation, both triggered by the decision to permanently shut down and demolish these structures. Additional charges, including accelerated depreciation and voluntary layoff costs, of approximately $140 ($100 after-tax) may be recognized in future periods related to the Baie Comeau smelter.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Alumina	$—	$1	$—	$1
Primary Metals	94	1	94	6
Global Rolled Products	7	—	10	1
Engineered Products and Solutions	19	—	22	3

Segment total	120	2	126	11
Corporate	124	13	125	14

Total restructuring and other charges	$244	$15	$251	$25

As of June 30, 2013, approximately 120 of the 530 employees associated with 2013 restructuring programs and approximately 560 of the 800 employees associated with 2012 restructuring programs were separated. The separations associated with 2011 restructuring programs were essentially complete. The remaining separations for the 2013 and 2012 restructuring programs are expected to be completed by the end of 2013.

In the 2013 second quarter and six-month period, cash payments of $1 and $2, respectively, were made against the layoff reserves related to the 2013 restructuring programs; $4 and $11, respectively, were made against the layoff reserves related to the 2012 restructuring programs; and $2 and $6, respectively, were made against the layoff reserves related to the 2011 restructuring programs.

Interest expense decreased $5, or 4%, in the 2013 second quarter and $13, or 5%, in the 2013 six-month period compared to the corresponding periods in 2012. In both periods, the decrease was principally the result of a 6% (second quarter) and 5% (six months) lower average debt level due to less borrowings and issued commercial paper for short-term liquidity purposes, somewhat offset by a higher weighted average interest rate of Alcoa’s debt portfolio.

Other expenses, net was $19 in the 2013 second quarter compared with $22 in the 2012 second quarter, and Other income, net was $8 in the 2013 six-month period compared to Other expenses, net of $6 in the 2012 six-month period.

The change in the 2013 second quarter was mainly the result of net favorable foreign currency movements ($16) and an improvement in the cash surrender value of company-owned life insurance, mostly offset by an unfavorable change in mark-to-market aluminum derivative contracts ($17) and an unfavorable change in an amount recognized for aluminum cash flow hedges ($4).

In the 2013 six-month period, the change was principally caused by a favorable change in mark-to-market aluminum derivative contracts ($12), net favorable foreign currency movements ($10), and an improvement in the cash surrender value of company-owned life insurance, partially offset by an unfavorable change in an amount recognized for aluminum cash flow hedges ($11) and a higher loss on equity investments ($10) due to Alcoa’s share of expenses of the joint venture in Saudi Arabia, including smelter startup costs.

The effective tax rate for the second quarter of 2013 and 2012 was 16.5% (provision on a loss) and 216.7% (provision on a loss), respectively.

The rate for the 2013 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter (see Restructuring and other charges above), restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Restructuring and other charges above), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia.

The rate for the 2012 second quarter differs from the U.S. federal statutory rate of 35% primarily due to an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets and a net $2 discrete income tax charge for other miscellaneous items.

The effective tax rate for the 2013 and 2012 six-month periods was 79.4% (provision on income) and 39.4% (provision on income), respectively.

The rate for the 2013 six-month period differs from the U.S. federal statutory rate of 35% primarily due to the previously mentioned $103 nondeductible charge, restructuring charges in Canada and Italy, and $10 discrete income tax charge, somewhat offset by a $19 discrete income tax benefit related to new U.S. tax legislation.

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

Net loss attributable to noncontrolling interests increased $12 and decreased $4 in the 2013 second quarter and six-month period, respectively, compared with the corresponding periods in 2012. The change in the 2013 second quarter and six-month period was primarily due to a larger and smaller loss, respectively, at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited.

In the 2013 second quarter, the larger loss at AWAC was mainly driven by a charge for a legal matter of $103 ($41 is noncontrolling interest’s share) and an increase in input costs, mostly offset by the absence of a $45 ($18 is noncontrolling interest’s share) charge for a civil litigation matter, net productivity improvements, net favorable foreign currency movements, and higher volumes.

The smaller loss at AWAC in the 2013 six-month period was principally the result of the absence of a $45 ($18 is noncontrolling interest’s share) charge for a civil litigation matter, net productivity improvements, and net favorable foreign currency movements, mostly offset by a charge for a legal matter of $103 ($41 is noncontrolling interest’s share) and an increase in input costs.

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

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Alumina production (kmt)	4,161	4,033	8,155	8,186
Third-party alumina shipments (kmt)	2,328	2,194	4,785	4,487

Alcoa’s average realized price per metric ton of alumina	$347	$336	$339	$334
Alcoa’s average cost per metric ton of alumina*	$305	$317	$305	$313

Third-party sales	$822	$750	$1,648	$1,525
Intersegment sales	581	576	1,176	1,193

Total sales	$1,403	$1,326	$2,824	$2,718

ATOI	$64	$23	$122	$58

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production increased 3% in the 2013 second quarter and was flat in the 2013 six-month period compared with the corresponding periods in 2012. The improvement in the 2013 second quarter was largely due to higher production at the Point Comfort, TX refinery, as well as the refineries in Spain and Jamaica. In the 2013 six-month period, lower output at the three refineries in Australia, the refinery in Suriname, and the São Luís refinery in Brazil was mostly offset by higher production at the refineries in Point Comfort, Spain, and Jamaica.

Third-party sales for the Alumina segment rose 10% and 8% in the 2013 second quarter and six-month period, respectively, compared with the same periods in 2012. In both periods, the increase was primarily due to an improvement of 6% (second quarter) and 7% (six months) in volume and positive impacts from moving customer contracts to alumina index pricing and spot-pricing, somewhat offset by a decrease in contractual LME-based pricing. Favorable foreign currency movements due to a stronger U.S. dollar related to transactions in Australia also contributed to the increase in the 2013 second quarter.

Intersegment sales increased 1% in the 2013 second quarter and decreased 1% in the 2013 six-month period compared to the corresponding periods in 2012 due to higher and lower demand, respectively, from the Primary Metals segment.

ATOI for this segment increased $41 and $64 in the 2013 second quarter and six-month period, respectively, compared to the same periods in 2012. The improvement in both periods was primarily the result of net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, somewhat offset by cost increases for bauxite due to a crusher equipment move in Australia and a new mining site in Suriname. Higher volumes also contributed positively to the improvement in the 2013 second quarter.

In the third quarter of 2013, the continued shift towards the alumina price index and spot-pricing is expected to average 53% of third-party shipments. Additionally, net productivity improvements are anticipated while ATOI will be negatively impacted by higher mining costs in Australia and Suriname.

Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Aluminum production (kmt)	896	941	1,787	1,892
Third-party aluminum shipments (kmt)	693	749	1,398	1,520

Alcoa’s average realized price per metric ton of aluminum	$2,237	$2,329	$2,318	$2,368
Alcoa’s average cost per metric ton of aluminum*	$2,230	$2,294	$2,257	$2,341

Third-party sales	$1,620	$1,804	$3,378	$3,748
Intersegment sales	677	782	1,404	1,543

Total sales	$2,297	$2,586	$4,782	$5,291

ATOI	$(32)	$(3)	$7	$7

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At June 30, 2013, Alcoa had 523 kmt of idle capacity on a base capacity of 4,183 kmt. In the 2013 second quarter, idle capacity decreased by 45 kmt compared to March 31, 2013, virtually all despite the permanent closure of the Fusina smelter in Italy (44 kmt-per-year). In June 2013, management decided to permanently close the Fusina smelter as the underlying conditions that led to the idling of the smelter in 2010 have not fundamentally changed, including low aluminum prices and the lack of an economically viable, long-term power solution. Base capacity also declined 44 kmt between June 30, 2013 and March 31, 2013 due to the closure of the Fusina smelter.

In May 2013, Alcoa announced that management will review 460 kmt of smelting capacity over a 15-month period for possible curtailment. This review is aimed at maintaining Alcoa’s competitiveness due to falling aluminum prices and will focus on the highest-cost smelting capacity and those plants that have long-term risk due to factors such as energy costs or regulatory uncertainty. As part of this review, also in May 2013, management approved the permanent shutdown and demolition of two potlines (105 kmt-per-year) that utilize Soderberg technology at the Baie Comeau smelter in Quebec, Canada. The shutdown of these two lines is expected to be completed by the end of the 2013 third quarter, upon which Alcoa’s base smelting capacity will decrease by 105 kmt. The Baie Comeau smelter will have a remaining capacity of 280 kmt-per-year composed of two prebake potlines.

Aluminum production decreased 5% and 6% in the 2013 second quarter and six-month period, respectively, compared with the corresponding periods in 2012. In both periods, the decline was mainly caused by the absence of production at the Portovesme smelter (150 kmt-per-year) in Italy, which was fully curtailed at the end of 2012, and lower production at the São Luís smelter in Brazil and the two partially curtailed smelters in Spain (Avilés (35 kmt out of 93 kmt-per-year) and La Coruña (27 kmt out of 87 kmt-per-year)).

Third-party sales for the Primary Metals segment decreased 10% in both the 2013 second quarter and six-month period compared with the same periods in 2012. The decline in both periods was mostly the result of lower volumes, including from the curtailed smelters in Italy and Spain, and a 4% (second quarter) and 2% (six months) decrease in average realized prices, slightly offset by favorable product mix and higher energy sales related to excess power. The change in realized prices was driven by 9% (second quarter) and 7% (six months) lower average LME prices, partially offset by higher regional premiums.

Intersegment sales declined 13% and 9% in the 2013 second quarter and six-month period, respectively, compared to the corresponding periods in 2012, mainly as a result of decreased demand from the midstream and downstream businesses and a decline in realized prices, driven by the lower LME.

ATOI for this segment decreased $29 in the 2013 second quarter and was flat in the 2013 six-month period compared to the same periods in 2012.

In the 2013 second quarter, the decline was primarily due to the previously mentioned decrease in realized prices and costs related to planned maintenance outages at the Anglesea power plant in Australia and two U.S. power plants. These items were partially offset by lower costs for energy and carbon, net productivity improvements, positive mix due to value-add products, and the absence of a negative impact from business interruption and repair costs related to a fire in March 2012 at the Massena West, NY cast house ($7).

In the 2013 six-month period, the previously mentioned decrease in realized prices, higher costs for labor, alumina, and transportation, and costs related to planned maintenance outages at the Anglesea power plant in Australia and two U.S. power plants were offset by lower costs for carbon and energy, positive mix due to value-add products, net productivity improvements, net favorable foreign currency movements due to a stronger U.S. dollar, and the absence of the previously mentioned negative impact of the Massena fire.

In the third quarter of 2013, pricing is expected to continue to follow a 15-day lag on the LME and net productivity improvements are anticipated. A negative impact to ATOI is expected due to higher energy costs as a result of peak consumer demand in Europe. Also, 105 kmt of production capacity will be shut down at a smelter in Canada (see above).

Global Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Third-party aluminum shipments (kmt)	502	484	952	936

Alcoa’s average realized price per metric ton of aluminum	$3,742	$3,957	$3,842	$4,015

Third-party sales	$1,877	$1,913	$3,656	$3,758
Intersegment sales	43	44	94	88

Total sales	$1,920	$1,957	$3,750	$3,846

ATOI	$79	$78	$160	$180

Third-party sales for the Global Rolled Products segment decreased 2% and 3% in the 2013 second quarter and six-month period, respectively, compared with the corresponding periods in 2012. In both periods, the decline was principally the result of unfavorable pricing, due to a decrease in metal prices, partially offset in the 2013 second quarter and somewhat offset in the 2013 six-month period by increased demand. Volume improvements in both periods were mostly due to the packaging, building and construction, and automotive end markets, somewhat offset in the 2013 second quarter and partially offset in the 2013 six-month period by the commercial transportation and industrial products end markets.

ATOI for this segment increased 1% in the 2013 second quarter and declined 11% in the 2013 six-month period compared to the same periods in 2012. The increase in the 2013 second quarter was primarily driven by net productivity improvements across most businesses and an increase in demand, virtually offset by the previously mentioned unfavorable pricing and higher input costs, mostly due to inflationary pressure. In the 2013 six-month period, the decrease was mainly attributable to the previously mentioned unfavorable pricing and higher input costs, mostly due to inflationary pressure, partially offset by net productivity improvements across most businesses and higher volumes.

In the third quarter of 2013, demand in the aerospace end market is expected to be impacted by higher inventory levels and seasonal shutdowns while the automotive end market is expected to remain strong. Additionally, the European and North American industrials markets will continue to face pricing and demand pressures. Also, net productivity improvements are anticipated.

Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Third-party aluminum shipments (kmt)	58	59	113	117

Third-party sales	$1,468	$1,420	$2,891	$2,810

ATOI	$193	$157	$366	$314

Third-party sales for the Engineered Products and Solutions segment increased 3% in both the 2013 second quarter and six-month period compared with the corresponding periods in 2012, mostly due to higher volumes related to the aerospace and industrial gas turbine end markets. In the 2013 six-month period, the increase was slightly offset by lower volumes related to the commercial transportation end market.

ATOI for this segment improved 23% in the 2013 second quarter and 17% in the 2013 six-month period compared to the same periods in 2012, mainly the result of net productivity improvements across all businesses.

In the third quarter of 2013, the aerospace end market is expected to remain strong, weaker industrial gas turbine demand in Europe is anticipated, and the non-residential building and construction end market will continue to be mixed (decline in Europe, gradual recovery in North America). Also, seasonal impacts from summer plant shutdowns in Europe across all sectors are expected, while net productivity improvements and share gains through innovation are anticipated.

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

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total segment ATOI	$304	$255	$655	$559
Unallocated amounts (net of tax):
Impact of LIFO	5	19	3	19
Interest expense	(76)	(80)	(151)	(160)
Noncontrolling interests	29	17	8	12
Corporate expense	(71)	(69)	(138)	(133)
Restructuring and other charges	(211)	(10)	(216)	(17)
Other	(99)	(134)	(131)	(188)

Consolidated net (loss) income attributable to Alcoa	$(119)	$(2)	$30	$92

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for the 2013 second quarter and six-month period compared with the corresponding periods in 2012 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, due to a smaller decline in the price of metal and alumina, both of which were driven by LME prices;

•

a change in Noncontrolling interests, mainly due to a larger loss at AWAC in the 2013 second quarter, principally driven by a higher charge for legal matters and an increase in input costs, mostly offset by net productivity improvements, net favorable foreign currency movements, and higher volumes; and a smaller loss at AWAC in the 2013 six-month period, largely due to net productivity improvements and net favorable foreign currency movements, mostly offset by a higher charge for legal matters and an increase in input costs;

•

an increase in Restructuring and other charges, primarily the result of a charge for a legal matter ($103), exit costs related to the permanent shutdown and demolition of certain structures at two non-U.S. locations ($70), asset retirement costs of previously idled structures ($19), and higher layoff costs; and

•

a change in Other, mostly driven by, in the 2013 second quarter, the absence of charges for both a civil litigation matter ($36) and three environmental matters ($13) and net favorable foreign currency movements ($10), slightly offset by an unfavorable change in mark-to-market aluminum derivative contracts ($11); and in the 2013 six-month period, the absence of the previously mentioned litigation and environmental charges, a discrete income tax benefit related to the American Taxpayer Relief Act of 2012 ($19), and a net favorable change in mark-to-market aluminum derivative contracts ($9).

Environmental Matters

See the Environmental Matters section of Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $444 in the 2013 six-month period compared with $301 in the same period of 2012. The improvement of $143 was principally due to higher operating results and lower pension contributions of $171, partially offset by a negative change associated with all of the following: noncurrent assets of $122, noncurrent liabilities of $66, and working capital of $25.

The lower pension contributions were principally driven by a change in minimum funding obligations for U.S. pension plans due to enacted legislation in 2012 (see below).

The negative change in noncurrent assets was mostly related to an increase in deferred mining costs in Australia and the absence of value-added tax receipts in Brazil. The unfavorable change in noncurrent liabilities was largely attributable to the absence of a net charge for three environmental matters.

The major components of the negative change in working capital were as follows: an unfavorable change of $160 in receivables, primarily related to the absence of receivables sold under three arrangements, which were terminated in March 2013; a positive change of $13 in inventories; a favorable change of $53 in prepaid expenses and other current assets, mostly caused by the sale of excess carbon credits in Australia; a positive change of $332 in accounts payable, trade, principally the result of timing of payments; a negative change of $283 in accrued expenses, largely attributable to a decrease in deferred revenue and payments made to the Italian Government (see below); and a favorable change of $20 in taxes, including income taxes.

In June 2012, Alcoa received formal notification from the Italian Government requesting a net payment of $310 (€250) related to a November 2009 European Commission decision on electricity pricing for smelters. Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa commenced payment of the requested amount in five quarterly installments of $65 (€50), paying the first installment on October 31, 2012, the second installment on March 27, 2013, and the third installment on June 27, 2013. It is possible that Alcoa may be required to accelerate payment or pay the remaining amount in a lump sum.

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

Financing Activities

Cash used for financing activities was $521 in the 2013 six-month period, a decrease of $717 compared with cash provided from financing activities of $196 in the corresponding period of 2012.

The use of cash in the 2013 six-month period was primarily due to $1,647 in payments on debt, mainly related to $1,200 for the repayment of borrowings under six short-term facilities (see below), a $422 early repayment of 6.00% Notes due July 2013, and $13 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $66 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $15, most of which relates to Alumina Limited’s share of AWAC. These items were partially offset by $1,202 in additions to debt, virtually all of which was the result of borrowings under six short-term facilities (see below).

In the 2012 six-month period, the source of cash was primarily due to $735 in additions to debt, principally the result of $450 in borrowings under three short-term facilities, mainly for working capital purposes, and $280 in short-term loans to support the export operations of a subsidiary in Brazil; a change of $138 in short-term borrowings and commercial paper; and net cash received from noncontrolling interests of $40, all of which relates to Alumina Limited’s share of AWAC. These items were mostly offset by $659 in payments on debt, mainly related to $322 for the repayment of 6.00% Notes due 2012 as scheduled, $275 for the repayment of most of the short-term loans to support the export operations of a subsidiary in Brazil, and $55 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; and $66 in dividends paid to shareholders.

In January 2013, Alcoa fully borrowed $150 under an existing credit facility, which was repaid in March 2013. The related revolving credit agreement was terminated effective March 19, 2013. In April 2013, Alcoa entered into a new revolving credit agreement with this same financial institution under the same terms as the previous agreement. During the second quarter of 2013, Alcoa borrowed and repaid $150 under the credit facility, which expires in March 2014.

In the first quarter of 2013, Alcoa entered into three agreements, each with a different financial institution, for a $200 term loan (and subsequently a $200 revolving credit facility – see below), a $150 revolving credit facility, and a $75 revolving credit facility. The purpose of any borrowings under all three arrangements is to provide working capital and for other general corporate purposes. During the first quarter of 2013, Alcoa fully borrowed and repaid the $200 term loan (and subsequently the $200 credit facility) and the $75 credit facility. Additionally, during the second quarter of 2013, Alcoa fully borrowed and repaid the $200, $150, and $75 credit facilities.

The term loan was fully drawn on the same date as the agreement. In March 2013, Alcoa and the lender agreed to terminate the term loan and entered into a revolving credit agreement, providing a $200 credit facility. As provided for in the terms of the revolving credit agreement, the outstanding term loan was automatically deemed to be an outstanding borrowing under the credit facility.

The $200 revolving credit facility expires in July 2014 (extended by one year in July 2013), the $150 revolving credit facility expires in February 2014, and the $75 revolving credit facility expires in December

2013. The covenants contained in all three arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2012 Form 10-K).

The weighted-average interest rate and weighted-average days outstanding of the respective borrowings under the six arrangements (four active and two terminated as of June 30, 2013) during the first and second quarter of 2013 was 1.58% and 1.50%, respectively, and 40 days and 72 days, respectively.

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

On April 26, 2013, Standard and Poor’s Ratings Services (S&P) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P changed the current outlook from stable to negative.

On May 29, 2013, Moody’s Investors Service (Moody’s) downgraded the following ratings for Alcoa: long-term debt from Baa3 to Ba1 and short-term debt from Prime-3 to Speculative Grade Liquidity Rating-1. Additionally, Moody’s changed the current outlook from rating under review to stable.

The following is a summary of Alcoa’s liquidity position as it relates to the ratings downgrade by Moody’s.

Cash and letters of credit. As a result of the ratings downgrade by Moody’s, certain power companies and counterparties to derivative contracts required Alcoa to post letters of credit and cash collateral, respectively, in the amount of $167 and $18, respectively, in June 2013. Other vendors and third-parties may require Alcoa to post additional letters of credit and/or cash collateral in future periods, including one such vendor from which Alcoa leases alumina refinery process control technology that may request cash collateral of up to $150 under the terms of the lease agreement.

Outstanding debt. Alcoa’s outstanding debt as of June 30, 2013 totaled $8,359. There were no ramifications to Alcoa as a result of the ratings downgrade and interest payments and fees related to the outstanding debt remain unchanged.

Revolving credit facilities. Alcoa has a $3,750 revolving credit facility that expires in July 2017 and nine short-term revolving credit facilities totaling $1,065. This $4,815 of borrowing capacity was also unaffected by the ratings downgrade, including the margins that would be applicable to any borrowings, and remains available for use by Alcoa at its discretion.

Commercial paper. During the month of June, Alcoa was able to issue the desired level of commercial paper to support operations without difficulty. The spreads on commercial paper increased slightly, however, by one to three basis points, which did not result in a significant change to Alcoa’s total interest costs. While Alcoa expects it can continue to issue commercial paper, there is no assurance about the amount of commercial paper which it could issue.

Investing Activities

Cash used for investing activities was $561 in the 2013 six-month period compared with $704 in the 2012 six-month period, resulting in a decrease in cash used of $143.

In the 2013 six-month period, the use of cash was mainly due to $521 in capital expenditures, 39% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, and the Estreito hydroelectric power project; and $159 in additions to investments, including equity contributions of $88 related to the aluminum complex joint venture in Saudi Arabia and the purchase of $30 in equities and fixed income securities held by Alcoa’s captive insurance company; slightly offset by a net change in restricted cash of $105, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

The use of cash in the 2012 six-month period was mainly due to $561 in capital expenditures, 31% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $187 in additions to investments, mostly for the equity contributions of $165 related to the aluminum complex joint venture in Saudi Arabia.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, from newly constructed, expanded, or acquired facilities, such as the upstream operations in Brazil, the investments in hydropower projects in Brazil, and the facilities supplying aluminum lithium capacity, or from international joint ventures, including the joint venture in Saudi Arabia; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) changes in tax rates or benefits; (m) changes in discount rates or investment returns on pension assets; (n) the impact of cyber attacks and potential information technology or data security breaches; and (o) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2012, as updated in Part II, Item 1A of this report, and the following sections of this report: Note F and the Derivatives section of Note M to the Consolidated Financial Statements; the discussion included above under Segment Information; and the summary included above regarding Alcoa’s liquidity position under Liquidity and Capital Resources – Financing Activities. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

As previously reported, in November 2006, in Curtis v. Alcoa Inc., Civil Action No. 3:06cv448 (E.D. Tenn.), a class action was filed by plaintiffs representing approximately 13,000 retired former employees of Alcoa or Reynolds Metals Company and spouses and dependents of such retirees alleging violation of the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relations Act by requiring plaintiffs, beginning January 1, 2007, to pay health insurance premiums and increased co-payments and co-insurance for certain medical procedures and prescription drugs. Plaintiffs alleged these changes to their retiree health care plans violated their rights to vested health care benefits. Plaintiffs additionally alleged that Alcoa had breached its fiduciary duty to plaintiffs under ERISA by misrepresenting to them that their health benefits would never change. Plaintiffs sought injunctive and declaratory relief, back payment of benefits, and attorneys’ fees. Alcoa had consented to treatment of plaintiffs’ claims as a class action. During the fourth quarter of 2007, following briefing and argument, the court ordered consolidation of the plaintiffs’ motion for preliminary injunction with trial, certified a plaintiff class, and bifurcated and stayed the plaintiffs’ breach of fiduciary duty claims. Trial in the matter was held over eight days commencing September 22, 2009 and ending on October 1, 2009 in federal court in Knoxville, TN before the Honorable Thomas Phillips, U.S. District Court Judge.

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which seeks, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorney’s fees and expenses. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal is docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. On May 9, 2013, the Sixth Circuit Court of Appeals issued an opinion affirming the trial court’s denial of plaintiffs’ claims for lifetime, uncapped retiree healthcare benefits. Plaintiffs filed a petition for rehearing on May 22, 2013 to which the Sixth Circuit Court of Appeals directed Alcoa to file a response, which was completed on June 7, 2013. The Sixth Circuit Court of Appeals has not yet issued its ruling on the petition.

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

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 million in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5 million, and all claims against the Alcoa Parties were dismissed with prejudice. Under the agreement, AWA is obligated to pay an additional $42.5 million, without interest or contingency, on October 9, 2013. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 million ($15 million after-tax and noncontrolling interest) charge in addition to the $45 million ($18 million after-tax and noncontrolling interest) charge it recorded in the 2012 second quarter in respect of the suit. In addition, based on an agreement between Alcoa and Alumina Limited (which holds a 40% equity interest in AWA), Alcoa estimates an additional reasonably possible after-tax charge of between $25 million to $30 million to reallocate a portion of the costs of the Alba civil settlement and all legal fees associated with this matter (including the government investigations discussed below) from Alumina Limited to Alcoa, but this would occur only if a settlement is reached with the DOJ and the Securities and Exchange Commission (the “SEC”) regarding their investigations (see “Government Investigations” below).

Government Investigations

As previously reported, on February 26, 2008, Alcoa Inc. advised the DOJ and the SEC that it had recently become aware of the claims by Alba as alleged in the Alba civil suit, had already begun an internal investigation and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation. The SEC subsequently commenced a concurrent investigation. Alcoa has been cooperating with the government since that time.

In the past year, Alcoa has been seeking settlements of both investigations. During the second quarter of 2013, Alcoa proposed to settle the DOJ matter by offering the DOJ a cash payment of $103 million. Based on this offer, Alcoa recorded a charge of $103 million ($62 million after noncontrolling interest) in the 2013 second quarter. There is a reasonable possibility of an additional charge of between $0 and approximately $200 million to settle the DOJ matter. Settlement negotiations with the DOJ are continuing. Based on negotiations to date, Alcoa expects any such settlement will be paid over several years. Alcoa has also exchanged settlement offers with the SEC. However, the SEC staff has rejected Alcoa’s most recent offer of $60 million and no charge has been recorded. Alcoa expects that any resolution through settlement with the SEC would be material to results of operations for the relevant fiscal period.

Although Alcoa seeks to resolve the Alba matter with the DOJ and the SEC through settlements, there can be no assurance that settlements will be reached. If settlements cannot be reached with either the DOJ or the SEC, Alcoa will proceed to trial. Under those circumstances, the final outcome of the DOJ and the SEC matters cannot be predicted and there can be no assurance that it would not have a material adverse effect on Alcoa.

If settlements with both the DOJ and the SEC are reached, based on the aforementioned agreement between Alcoa and Alumina Limited (see “Alba Civil Suit” above), the costs of any such settlements will be allocated between Alcoa and Alumina Limited on an 85% and 15% basis, respectively, which would result in an additional charge to Alcoa at that time. (For example, if settlements with both the DOJ and the SEC are reached, and if the DOJ matter settled for $103 million, Alcoa’s $62 million after noncontrolling interest share of the 2013 second quarter $103 million charge recorded with respect to the DOJ matter would be approximately $25 million higher, which would be reflected as an additional charge at that time.)

Environmental Matters

As previously reported, representatives of various U.S. federal and state agencies and a Native American tribe, acting in their capacities as trustees for natural resources (Trustees), have asserted that Alcoa and Reynolds Metals Company (Reynolds) may be liable for loss or damage to such resources under federal and state law based on Alcoa’s and Reynolds’ operations at their Massena, New York and St. Lawrence, New York facilities. While formal proceedings had not been instituted at that time, the

Company continued to actively investigate these claims. Pursuant to an agreement entered into with the Trustees in 1991, Alcoa and Reynolds had been working cooperatively with the Trustees to assess potential injuries to natural resources in the region. In January 2011, Alcoa and the Trustees, representing the United States, the State of New York, and the Mohawk tribe, reached an agreement in principle to resolve the natural resource damage claims, which was set out in a proposed consent decree that was filed with the United States District Court, Northern District of New York on March 27, 2013. The decree calls for Alcoa to pay approximately $20 million for environmental restoration and health and cultural programs for the Mohawk tribe. This amount is fully accrued on Alcoa’s Consolidated Balance Sheet. The Trustees received no significant public comments during the 30-day comment period and, on June 26, 2013, filed a motion to enter the consent decree without revision. The court entered the consent decree as final on July 17, 2013.

Item 1A. Risk Factors.

Alcoa’s business, financial condition, or results of operations may be impacted by a number of factors. In addition to the factors discussed separately in this report, in Part I, Item 1A to Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2012, and other reports filed by Alcoa with the Securities and Exchange Commission, the following risk, updated from the Form 10-K, could affect Alcoa’s business, financial condition, or results of operations. Additional risks and uncertainties not currently known to Alcoa or that Alcoa currently deems to be immaterial also may materially adversely affect Alcoa’s business, financial condition, or results of operations.

Any further downgrade of Alcoa’s credit ratings could limit Alcoa’s ability to obtain future financing, increase its borrowing costs, increase the pricing of its credit facilities, adversely affect the market price of its securities, trigger letter of credit or other collateral postings, or otherwise impair its business, financial condition, and results of operations.

Alcoa’s long-term debt is currently rated BBB- by Standard and Poor’s Ratings Services and BBB- by Fitch Ratings; BBB- is the lowest level of investment grade rating. In April 2013, both Standard and Poor’s and Fitch lowered Alcoa’s ratings outlook to negative. In May 2013, Moody’s Investors Service downgraded Alcoa’s long-term debt rating from Baa3 to Ba1, which is below investment grade, and changed the outlook from rating under review to stable. There can be no assurance that one or more of these or other rating agencies will not take further negative actions with respect to Alcoa’s ratings. Increased debt levels, adverse aluminum market or macroeconomic conditions, a deterioration in the Company’s debt protection metrics, a contraction in the Company’s liquidity, or other factors could potentially trigger such actions. A rating agency may lower, suspend or withdraw entirely a rating or place it on negative outlook or watch if, in that rating agency’s judgment, circumstances so warrant.

As a result of the Moody’s downgrade, certain counterparties have required Alcoa to post letters of credit or cash collateral, and the cost of issuance of commercial paper has increased. For more information regarding the effects of the downgrade on the Company’s liquidity, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities” in this report.

If Standard & Poor’s or Fitch also downgrades Alcoa’s credit rating below investment grade, Alcoa may be subject to additional requests for letters of credit or other collateral and exclusion from the commercial paper market. For example, under the project financings for the joint venture project in the Kingdom of Saudi Arabia, a downgrade of Alcoa’s credit ratings below investment grade by at least two of the three rating agencies (Standard and Poor’s, Moody’s, and Fitch) would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture. For additional information regarding the project financings, see Note I to the Consolidated Financial Statements in Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note F to the Consolidated Financial Statements of this report.

Any additional or further downgrade of Alcoa’s credit ratings by one or more rating agencies could also adversely impact the market price of Alcoa’s securities, adversely affect existing financing (for example, a downgrade by Standard and Poor’s or a further downgrade by Moody’s would subject Alcoa to higher costs under Alcoa’s Five-Year Revolving Credit Agreement and certain of its other revolving credit facilities), limit access to the capital (including commercial paper) or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that the Company incurs, increase the cost of borrowing or fees on undrawn credit facilities, result in vendors or counterparties seeking collateral or letters of credit from Alcoa, or otherwise impair Alcoa’s business, financial condition and results of operations.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

3(a).	Articles of Incorporation of Alcoa Inc., as amended effective May 6, 2013, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 8, 2013

3(b).	By-Laws of Alcoa Inc., as amended effective May 6, 2013, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(a).	2013 Alcoa Stock Incentive Plan, effective May 3, 2013, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(b).	Terms and Conditions for Stock Option Awards, effective May 3, 2013, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(c).	Terms and Conditions for Restricted Share Units, effective May 3, 2013, incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(d)	Australian Addendum in respect of Australian Awards under the 2013 Alcoa Stock Incentive Plan, effective May 3, 2013, incorporated by reference to Exhibit 10(d) to the Company’s Current Report on Form 8-K dated May 8, 2013

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 25, 2013	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 25, 2013	By /s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3(a).	Articles of Incorporation of Alcoa Inc., as amended effective May 6, 2013, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 8, 2013

3(b).	By-Laws of Alcoa Inc., as amended effective May 6, 2013, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(a).	2013 Alcoa Stock Incentive Plan, effective May 3, 2013, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(b).	Terms and Conditions for Stock Option Awards, effective May 3, 2013, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(c).	Terms and Conditions for Restricted Share Units, effective May 3, 2013, incorporated by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K dated May 8, 2013

10(d)	Australian Addendum in respect of Australian Awards under the 2013 Alcoa Stock Incentive Plan, effective May 3, 2013, incorporated by reference to Exhibit 10(d) to the Company’s Current Report on Form 8-K dated May 8, 2013

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document