Form 10-Q
period 2013-09-30
ALCOA INC
filed 2013-10-18
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 14, 2013, 1,069,602,101 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales (H)	$5,765	$5,833	$17,447	$17,802

Cost of goods sold (exclusive of expenses below)	4,798	5,266	14,578	15,518
Selling, general administrative, and other expenses	248	234	753	720
Research and development expenses	44	51	135	141
Provision for depreciation, depletion, and amortization	348	366	1,071	1,098
Restructuring and other charges (C)	151	2	402	27
Interest expense	108	124	341	370
Other (income) expenses, net (G)	(7)	(2)	(15)	4

Total costs and expenses	5,690	6,041	17,265	17,878

Income (loss) before income taxes	75	(208)	182	(76)
Provision (benefit) for income taxes (J)	31	(33)	116	19

Net income (loss)	44	(175)	66	(95)

Less: Net income (loss) attributable to noncontrolling interests	20	(32)	12	(44)

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$24	$(143)	$54	$(51)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (I):
Basic	$0.02	$(0.13)	$0.05	$(0.05)

Diluted	$0.02	$(0.13)	$0.05	$(0.05)

Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2013	2012	2013	2012	2013	2012

Net income (loss)	$24	$(143)	$20	$(32)	$44	$(175)

Other comprehensive income (loss), net of tax (B):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	122	50	2	2	124	52
Foreign currency translation adjustments	(4)	202	(32)	36	(36)	238
Net change in unrealized gains on available-for-sale securities	1	2	—	—	1	2
Net change in unrecognized losses on derivatives	(50)	(153)	1	—	(49)	(153)

Total Other comprehensive income (loss), net of tax	69	101	(29)	38	40	139

Comprehensive income (loss)	$93	$(42)	$(9)	$6	$84	$(36)

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012

Net income (loss)	$54	$(51)	$12	$(44)	$66	$(95)

Other comprehensive loss, net of tax (B):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	278	181	5	8	283	189
Foreign currency translation adjustments	(723)	(239)	(265)	(86)	(988)	(325)
Net change in unrealized gains on available-for-sale securities	(1)	4	—	—	(1)	4
Net change in unrecognized losses on derivatives	134	(96)	1	(6)	135	(102)

Total Other comprehensive loss, net of tax	(312)	(150)	(259)	(84)	(571)	(234)

Comprehensive loss	$(258)	$(201)	$(247)	$(128)	$(505)	$(329)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,017	$1,861
Receivables from customers, less allowances of $21 in 2013 and $39 in 2012 (K)	1,422	1,399
Other receivables (K)	616	340
Inventories (D)	2,893	2,825
Prepaid expenses and other current assets	1,101	1,275

Total current assets	7,049	7,700

Properties, plants, and equipment	37,326	38,137
Less: accumulated depreciation, depletion, and amortization	19,465	19,190

Properties, plants, and equipment, net	17,861	18,947

Goodwill	5,144	5,170
Investments	1,908	1,860
Deferred income taxes	3,621	3,790
Other noncurrent assets	2,646	2,712

Total assets	$38,229	$40,179

LIABILITIES
Current liabilities:
Short-term borrowings (E)	$59	$53
Accounts payable, trade	2,816	2,702
Accrued compensation and retirement costs	1,019	1,058
Taxes, including income taxes	398	366
Other current liabilities	1,093	1,298
Long-term debt due within one year (E)	655	465

Total current liabilities	6,040	5,942

Long-term debt, less amount due within one year	7,630	8,311
Accrued pension benefits	3,407	3,722
Accrued other postretirement benefits	2,527	2,603
Other noncurrent liabilities and deferred credits	2,761	3,078

Total liabilities	22,365	23,656

CONTINGENCIES AND COMMITMENTS (F)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock	1,178	1,178
Additional capital	7,536	7,560
Retained earnings	11,611	11,689
Treasury stock, at cost	(3,810)	(3,881)
Accumulated other comprehensive loss (B)	(3,714)	(3,402)

Total Alcoa shareholders’ equity	12,856	13,199

Noncontrolling interests	3,008	3,324

Total equity	15,864	16,523

Total liabilities and equity	$38,229	$40,179

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2013	2012
CASH FROM OPERATIONS
Net income (loss)	$66	$(95)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	1,072	1,099
Deferred income taxes	(102)	(195)
Equity loss (income), net of dividends	40	(3)
Restructuring and other charges (C)	402	27
Net gain from investing activities – asset sales (G)	(7)	—
Stock-based compensation	59	54
Excess tax benefits from stock-based payment arrangements	—	(1)
Other	(10)	100
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (K)	(347)	(174)
(Increase) in inventories	(141)	(65)
Decrease (increase) in prepaid expenses and other current assets	16	(27)
Increase (decrease) in accounts payable, trade	176	(109)
(Decrease) in accrued expenses	(395)	(81)
Increase in taxes, including income taxes	40	22
Pension contributions	(354)	(515)
(Increase) decrease in noncurrent assets	(114)	34
Increase in noncurrent liabilities	257	498
(Increase) in net assets held for sale	—	(3)

CASH PROVIDED FROM CONTINUING OPERATIONS	658	566
CASH USED FOR DISCONTINUED OPERATIONS	—	(2)

CASH PROVIDED FROM OPERATIONS	658	564

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	7	29
Net change in commercial paper	—	(181)
Additions to debt (original maturities greater than three months) (E)	1,527	886
Debt issuance costs	(2)	(3)
Payments on debt (original maturities greater than three months) (E)	(1,980)	(793)
Proceeds from exercise of employee stock options	1	12
Excess tax benefits from stock-based payment arrangements	—	1
Dividends paid to shareholders	(99)	(98)
Distributions to noncontrolling interests	(80)	(71)
Contributions from noncontrolling interests	12	132

CASH USED FOR FINANCING ACTIVITIES	(614)	(86)

INVESTING ACTIVITIES
Capital expenditures	(771)	(863)
Proceeds from the sale of assets and businesses	8	13
Additions to investments	(242)	(241)
Sales of investments	—	11
Net change in restricted cash	130	51
Other	10	63

CASH USED FOR INVESTING ACTIVITIES	(865)	(966)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	(19)

Net change in cash and cash equivalents	(844)	(507)
Cash and cash equivalents at beginning of year	1,861	1,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,017	$1,432

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at June 30, 2012	$55	$1,178	$7,538	$11,655	$(3,890)	$(2,878)	$3,256	$16,914
Net loss	—	—	—	(143)	—	—	(32)	(175)
Other comprehensive income	—	—	—	—	—	101	38	139
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(64)	—	—	—	(64)
Stock-based compensation	—	—	15	—	—	—	—	15
Common stock issued: compensation plans	—	—	(4)	—	8	—	—	4
Contributions	—	—	—	—	—	—	22	22

Balance at September 30, 2012	$55	$1,178	$7,549	$11,447	$(3,882)	$(2,777)	$3,284	$16,854

Balance at June 30, 2013	$55	$1,178	$7,524	$11,653	$(3,812)	$(3,783)	$3,043	$15,858
Net income	—	—	—	24	—	—	20	44
Other comprehensive income (loss)	—	—	—	—	—	69	(29)	40
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	13	—	—	—	—	13
Common stock issued: compensation plans	—	—	(1)	—	2	—	—	1
Distributions	—	—	—	—	—	—	(27)	(27)
Other	—	—	—	—	—	—	1	1

Balance at September 30, 2013	$55	$1,178	$7,536	$11,611	$(3,810)	$(3,714)	$3,008	$15,864

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2011	$55	$1,178	$7,561	$11,629	$(3,952)	$(2,627)	$3,351	$17,195
Net loss	—	—	—	(51)	—	—	(44)	(95)
Other comprehensive loss	—	—	—	—	—	(150)	(84)	(234)
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.12 per share	—	—	—	(129)	—	—	—	(129)
Stock-based compensation	—	—	54	—	—	—	—	54
Common stock issued: compensation plans	—	—	(66)	—	70	—	—	4
Distributions	—	—	—	—	—	—	(71)	(71)
Contributions	—	—	—	—	—	—	132	132

Balance at September 30, 2012	$55	$1,178	$7,549	$11,447	$(3,882)	$(2,777)	$3,284	$16,854

Balance at December 31, 2012	$55	$1,178	$7,560	$11,689	$(3,881)	$(3,402)	$3,324	$16,523
Net income	—	—	—	54	—	—	12	66
Other comprehensive loss	—	—	—	—	—	(312)	(259)	(571)
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	(2)	—	—	—	(2)
Common @ $0.12 per share	—	—	—	(130)	—	—	—	(130)
Stock-based compensation	—	—	59	—	—	—	—	59
Common stock issued: compensation plans	—	—	(83)	—	71	—	—	(12)
Distributions	—	—	—	—	—	—	(80)	(80)
Contributions	—	—	—	—	—	—	12	12
Other	—	—	—	—	—	—	(1)	(1)

Balance at September 30, 2013	$55	$1,178	$7,536	$11,611	$(3,810)	$(3,714)	$3,008	$15,864

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

The changes in Accumulated other comprehensive loss by component were as follows:

	Alcoa		Noncontrolling Interests
	Third quarter ended September 30,		Third quarter ended September 30,
	2013	2012	2013	2012
Pension and other postretirement benefits
Balance at beginning of period	$(3,907)	$(3,402)	$(74)	$(93)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	46	(22)	—	—
Tax (expense) benefit	(12)	6	—	—

Total Other comprehensive income (loss) before reclassifications, net of tax	34	(16)	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	135	101	2	4
Tax (expense) benefit(2)	(47)	(35)	—	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	88	66	2	2

Total Other comprehensive income	122	50	2	2

Balance at end of period	$(3,785)	$(3,352)	$(72)	$(91)

Foreign currency translation
Balance at beginning of period	$428	$908	$24	$229
Other comprehensive (loss) income:
Foreign currency translation adjustments(3)	(4)	202	(32)	36

Balance at end of period	$424	$1,110	$(8)	$265

Available-for-sale securities
Balance at beginning of period	$1	$2	$—	$—
Other comprehensive income:
Net unrealized holding gain	1	2	—	—
Tax (expense) benefit	—	—	—	—

Total Other comprehensive income before reclassifications, net of tax	1	2	—	—

Net amount reclassified to earnings(4)	—	—	—	—
Tax (expense) benefit(2)	—	—	—	—

Total amount reclassified from Accumulated other comprehensive income, net of tax(7)	—	—	—	—

Total Other comprehensive income	1	2	—	—

Balance at end of period	$2	$4	$—	$—

Cash flow hedges (M)
Balance at beginning of period	$(305)	$(386)	$(5)	$(10)
Other comprehensive (loss) income:
Net change from periodic revaluations	(70)	(174)	2	(1)
Tax benefit (expense)	14	39	(1)	1

Total Other comprehensive (loss) income before reclassifications, net of tax	(56)	(135)	1	—

Net amount reclassified to earnings:
Aluminum contracts(5)	5	(32)	—	—
Foreign exchange contracts(5)	3	—	—	—
Interest rate contracts(6)	—	1	—	—

Sub-total	8	(31)	—	—
Tax (expense) benefit(2)	(2)	13	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	6	(18)	—	—

Total Other comprehensive (loss) income	(50)	(153)	1	—

Balance at end of period	$(355)	$(539)	$(4)	$(10)

	Alcoa		Noncontrolling Interests
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Pension and other postretirement benefits
Balance at beginning of period	$(4,063)	$(3,533)	$(77)	$(99)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	19	(18)	—	—
Tax benefit (expense)	2	6	—	—

Total Other comprehensive income (loss) before reclassifications, net of tax	21	(12)	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	395	297	7	12
Tax (expense) benefit(2)	(138)	(104)	(2)	(4)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	257	193	5	8

Total Other comprehensive income	278	181	5	8

Balance at end of period	$(3,785)	$(3,352)	$(72)	$(91)

Foreign currency translation
Balance at beginning of period	$1,147	$1,349	$257	$351
Other comprehensive loss:
Foreign currency translation adjustments(3)	(723)	(239)	(265)	(86)

Balance at end of period	$424	$1,110	$(8)	$265

Available-for-sale securities
Balance at beginning of period	$3	$—	$—	$—
Other comprehensive (loss) income:
Net unrealized holding (loss) gain	(4)	6	—	—
Tax benefit (expense)	2	(2)	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(2)	4	—	—

Net amount reclassified to earnings(4)	2	—	—	—
Tax (expense) benefit(2)	(1)	—	—	—

Total amount reclassified from Accumulated other comprehensive income, net of tax(7)	1	—	—	—

Total Other comprehensive (loss) income	(1)	4	—	—

Balance at end of period	$2	$4	$—	$—

Cash flow hedges (M)
Balance at beginning of period	$(489)	$(443)	$(5)	$(4)
Other comprehensive income (loss):
Net change from periodic revaluations	151	(90)	2	(9)
Tax (expense) benefit	(31)	13	(1)	3

Total Other comprehensive income (loss) before reclassifications, net of tax	120	(77)	1	(6)

Net amount reclassified to earnings:
Aluminum contracts(5)	12	(39)	—	—
Foreign exchange contracts(5)	3	—	—	—
Interest rate contracts(6)	1	2	—	—

Sub-total	16	(37)	—	—
Tax (expense) benefit(2)	(2)	18	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	14	(19)	—	—

Total Other comprehensive income (loss)	134	(96)	1	(6)

Balance at end of period	$(355)	$(539)	$(4)	$(10)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were included in Provision (benefit) for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	This amount was included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Interest expense on the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 6.

On July 17, 2013, the FASB issued and Alcoa adopted changes related to hedge accounting. These changes permit an entity to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. Previously only interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate swap rate were considered benchmark interest rates. The benchmark interest rate is used to assess the interest rate risk associated with a hedged item’s fair value or a hedged transaction’s cash flows. Also, the changes remove the restriction on using different benchmark rates for similar hedges. These changes are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for Alcoa on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on the Consolidated Financial Statements.

C. Restructuring and Other Charges – In the third quarter and nine-month period of 2013, Alcoa recorded Restructuring and other charges of $151 ($108 after-tax and noncontrolling interests) and $402 ($283 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2013 third quarter included $152 ($109 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at two smelter locations (see below); a charge of $1 ($1 after-tax) for other miscellaneous items; and $2 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 nine-month period, Restructuring and other charges included $238 ($179 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at three smelter locations (see below); $103 ($62 after noncontrolling interest) related to a legal matter (see the Government Investigations section under Litigation in Note F); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $27 ($20 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 510 employees (190 in the Global Rolled Products segment, 170 in the Engineered Products and Solutions segment, 120 in the Primary Metals segment, and 30 in Corporate) and a pension plan settlement charge related to previously separated employees; a charge of $9 ($6 after-tax) for other miscellaneous items; and $4 ($3 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 second quarter, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105,000 metric-tons-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280,000 metric-tons-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44,000 metric-tons-per-year). Additionally, in the 2013 third quarter, management approved the permanent shutdown and demolition of one potline (capacity of 41,000 metric-tons-per-year) that utilizes Soderberg technology at the Massena East, N.Y. smelter (remaining capacity of 84,000 metric-tons-per-year composed of two Soderberg potlines). The aforementioned Soderberg lines at Baie Comeau and Massena East were fully shut down by the end of the third quarter of 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to all three facilities will begin in the fourth quarter of 2013 and are expected to be completed by the end of 2014 (Massena East), 2015 (Baie Comeau), and 2017 (Fusina).

The decisions on the Soderberg lines for Baie Comeau and Massena East are part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter is in addition to the capacity being reviewed. Factors leading to all three decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs.

In the third quarter and nine-month period of 2013, exit costs related to these actions included $107 for the layoff of approximately 520 employees (Primary Metals segment) in both periods, including $78 in pension costs (see Note L); accelerated depreciation of $35 and $58, respectively, (Baie Comeau) and asset impairments of $4 and $18, respectively, (Fusina and Massena East) representing the write off of the remaining book value of all related properties, plants, and equipment; and $6 and $55, respectively, in other exit costs. Additionally in the third quarter and nine-month period of 2013, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $2 ($1 after-tax) and $9 ($6 after-tax), respectively, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $55 represent $48 in asset retirement obligations and $5 in environmental remediation, both triggered by the decisions to permanently shut down and demolish these structures, and $2 in other related costs.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Alumina	$—	$—	$—	$1
Primary Metals	150	3	244	9
Global Rolled Products	—	—	10	1
Engineered Products and Solutions	—	—	22	3

Segment total	150	3	276	14
Corporate	1	(1)	126	13

Total restructuring and other charges	$151	$2	$402	$27

As of September 30, 2013, approximately 780 of the 1,030 employees associated with 2013 restructuring programs and approximately 640 of the 800 employees associated with 2012 restructuring programs were separated. The separations associated with 2011 restructuring programs were essentially complete. The remaining separations for the 2013 and 2012 restructuring programs are expected to be completed by the end of 2013.

In the 2013 third quarter and nine-month period, cash payments of $10 and $12, respectively, were made against the layoff reserves related to the 2013 restructuring programs; $2 and $13, respectively, were made against the layoff reserves related to the 2012 restructuring programs; and $2 and $8, respectively, were made against the layoff reserves related to the 2011 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2011	$77	$57	$134

2012:
Cash payments	(44)	(13)	(57)
Restructuring charges	47	13	60
Other*	(21)	(5)	(26)

Reserve balances at December 31, 2012	59	52	111

2013:
Cash payments	(35)	(8)	(43)
Restructuring charges	135	77	212
Other*	(87)	(75)	(162)

Reserve balances at September 30, 2013	$72	$46	$118

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2013 nine-month period, Other for layoff costs also included a reclassification of $80 in pension costs, as this obligation is included in Alcoa’s separate liability for pension obligations. In the 2013 nine-month period, Other for other exit costs also included a reclassification of the following restructuring charges: $58 in asset retirement and $12 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note F), respectively.

The remaining reserves are expected to be paid in cash during 2013, with the exception of approximately $65 to $70, which is expected to be paid over the next several years for lease termination costs, special separation benefit payments, and ongoing site remediation work.

D. Inventories

	September 30, 2013	December 31, 2012
Finished goods	$587	$542
Work-in-process	955	866
Bauxite and alumina	584	618
Purchased raw materials	517	536
Operating supplies	250	263

	$2,893	$2,825

At both September 30, 2013 and December 31, 2012, the total amount of inventories valued on a last in, first out (LIFO) basis was 35%. If valued on an average-cost basis, total inventories would have been $753 and $770 higher at September 30, 2013 and December 31, 2012, respectively.

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

At the end of 2012, Alcoa had six short-term revolving credit facilities with six different financial institutions, providing a combined capacity of $640 and expiration dates ranging from March 2013 through December 2015. One of these credit facilities ($150 capacity) was effectively terminated in March 2013 upon repayment of an existing borrowing (due to expire at the end of March 2013). Additionally, two of these facilities were set to expire in September 2013 but were extended to September 2014 ($100 capacity) and September 2015 ($100 capacity) in the third quarter of 2013.

In the first quarter of 2013, Alcoa entered into three revolving credit agreements, providing a combined $425 in credit facilities, with three different financial institutions. One of these facilities replaced a $200 term loan, which Alcoa fully borrowed and repaid during the first quarter of 2013. In the second quarter of 2013, Alcoa entered into another revolving credit agreement, providing a $150 credit facility, with a different financial institution. These four new revolving credit facilities expire as follows: $75 in December 2013; $150 in February 2014; $150 in March 2014; and $200 in July 2014 (extended by one year in July 2013).

In summary, at September 30, 2013, Alcoa has nine short-term revolving credit facilities, providing a combined capacity of $1,065, expiring between October 2013 and December 2015. The purpose of any borrowings under all nine arrangements is to provide working capital and for other general corporate purposes. The covenants contained in all nine arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2012 Form 10-K).

During the first, second, and third quarters of 2013, Alcoa fully borrowed and repaid $625, $575, and $325, respectively, under these credit arrangements (including the terminated revolving credit facility and term loan referred to above). The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first, second, and third quarters of 2013 was 1.58%, 1.50%, and 1.58%, respectively, and 40 days, 72 days, and 66 days, respectively.

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

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5, and all claims against the Alcoa Parties were dismissed with prejudice. On October 9, 2013, pursuant to the settlement agreement, AWA paid the remaining $42.5. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 ($15 after-tax and noncontrolling interest) charge in addition to the $45 ($18 after-tax and noncontrolling interest) charge it recorded in the 2012 second quarter in respect of the suit. In addition, based on an agreement between Alcoa and Alumina Limited (which holds a 40% equity interest in AWA), Alcoa estimates an additional reasonably possible after-tax charge of between $25 to $30 to reallocate a portion of the costs of the Alba civil settlement and all legal fees associated with this matter (including the government investigations discussed below) from Alumina Limited to Alcoa, but this would occur only if a settlement is reached with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (the “SEC”) regarding their investigations (see “Government Investigations” below).

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

In the past year, Alcoa has been seeking settlements of both investigations. In the second quarter of 2013, Alcoa proposed to settle the DOJ matter by offering the DOJ a cash payment of $103. Based on this offer, Alcoa recorded a charge of $103 ($62 after noncontrolling interest) in the 2013 second quarter. There is a reasonable possibility of an additional charge of between

$0 and approximately $200 to settle the DOJ matter. Based on negotiations to date, Alcoa expects any such settlement will be paid over several years. Also in the second quarter of 2013, Alcoa exchanged settlement offers with the SEC. However, the SEC staff rejected Alcoa’s offer of $60 and no charge was recorded. Alcoa expects that any resolution through settlement with the SEC would be material to results of operations for the relevant fiscal period. During the third quarter of 2013, settlement discussions with the DOJ and the SEC continued, although no settlements were reached.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which sought, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal was docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. On May 9, 2013, the Sixth Circuit Court of Appeals issued an opinion affirming the trial court’s denial of plaintiffs’ claims for lifetime, uncapped retiree healthcare benefits. Plaintiffs filed a petition for rehearing on May 22, 2013 to which Alcoa filed a response on June 7, 2013. On September 12, 2013, the Sixth Circuit Court of Appeals denied plaintiffs’ petition for rehearing. The trial court is now considering Alcoa’s request for an award of costs, which had been stayed pending resolution of the appeal, and the plaintiffs’ request for attorneys’ fees, which had been dismissed without prejudice to refiling following resolution of the appeal.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) of amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount, and on October 17, 2013, the ECJ ordered Italy to so collect. On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Since then, Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa commenced payment of the requested amount in five quarterly installments of $67 (€50) beginning in October 2012 and paid three additional installments in March, June, and September of 2013, with the final installment to be paid in the fourth quarter of 2013. Notwithstanding the payment request or the timing of such payments, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $211 (€159) to $403 (€303), remains the $211 (€159) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009) recorded in 2009. At September 30, 2013, Alcoa no longer has a reserve for this matter. Instead, Alcoa has a noncurrent asset of $55 (€41) reflecting the excess of the total of the four payments made to the Italian Government over the reserve Alcoa recorded in 2009. The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

Additionally in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of June 30, 2010, the Fusina smelter was fully curtailed (44,000 metric-tons-per-year). In June 2013, Alcoa decided to permanently shut down and demolish the Fusina smelter due to persistent uneconomical conditions (see Note C).

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

Environmental Matters

Alcoa continues to participate in environmental assessments and cleanups at more than 100 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $515 and $532 at September 30, 2013 and December 31, 2012 (of which $51 and $74 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In the 2013 third quarter and nine-month period, the remediation reserve was increased by $1 and $17, respectively. There were no significant changes in the 2013 third quarter and the net change in the 2013 nine-month period was due to a charge of $12 related to the planned demolition of certain structures at the Massena West, NY and Baie Comeau, Quebec, Canada sites (see Note C) and the remainder was associated with a number of other sites. In both periods, the changes to the remediation reserve, except for the aforementioned $12, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $22 and $33 in the 2013 third quarter and nine-month period, respectively. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2013 third quarter and nine-month period, the change in the reserve also reflects an increase of $1 and a decrease of $1 due to the effects of foreign currency translation.

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

The EPA completed its review of the comments received during the first quarter of 2013 and, on April 5, 2013, issued a final Record of Decision (ROD). The ROD is consistent with the PRAP issued in October 2012, which reflected the EPA’s selection of a remediation alternative estimated to cost $243. As of June 30, 2013, this amount was fully accrued on the accompanying Consolidated Balance Sheet. Alcoa is now in the planning and design phase, which is expected to take approximately two to three years, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

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

Other

In March 2013, Alcoa’s subsidiary, Alcoa World Alumina Brasil (AWAB), was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. The assessment is currently in the administrative process, which could take approximately two years to complete. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in the administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. The estimated range of reasonably possible loss is $0 to $70 ($R155), whereby the maximum end of the range represents the sum of the portion of the disallowed credits applicable to the export sales and a 50% penalty of the gross amount disallowed. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $80 (R$175), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100 over a five-year period (2010 through 2014), and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $820, including $71 and $159 in the 2013 third quarter and nine-month period, respectively, towards the $1,100 commitment. As of September 30, 2013 and December 31, 2012, the carrying value of Alcoa’s investment in this project was $956 and $816, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). Also, in late 2012, the smelting and rolling mill companies entered into additional project financing totaling $480, of which $120 represents Alcoa’s share. In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $121 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At September 30, 2013 and December 31, 2012, the combined fair value of the guarantees was $9 and $10, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financings, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the mining and refining company entered into project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the mining and refining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At both September 30, 2013 and December 31, 2012, the combined fair value of the guarantees was $4 and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

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

The Barra Grande project reached full capacity in 2006. Alumínio’s investment in this project is 42.18% and is accounted for under the equity method. This entitles Alumínio to approximately 160 megawatts of assured power. Alumínio’s total investment in this project was $147 (R$332) and $159 (R$326) at September 30, 2013 and December 31, 2012, respectively.

The Serra do Facão project reached full capacity in 2010. Alumínio’s investment in this project is 34.97% and is accounted for under the equity method. This entitles Alumínio to approximately 65 megawatts of assured power. Alumínio’s total investment in this project was $89 (R$200) and $98 (R$200) at September 30, 2013 and December 31, 2012, respectively. Alumínio previously issued a third-party guarantee related to its share of the consortium’s debt; however, in October 2012, the lender released all of the consortium’s investors from their respective guarantees.

Even though the Serra do Facão project has been fully operational since 2010, construction costs continue to be incurred to complete the facility related to environmental compliance in accordance with the installation license (costs are not significant in relation to the overall total project). Total estimated project costs are approximately $450 (R$1,000) and Alumínio’s share is approximately $160 (R$350). As of September 30, 2013, approximately $160 (R$350) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing).

The Estreito project reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,290 (R$5,170) and Alumínio’s share is approximately $580 (R$1,320). These amounts reflect an approved increase by the consortium in 2012 of approximately $130 (R$270) to complete the Estreito project due to fluctuations in currency, inflation, and the price and scope of construction, among other factors. As of September 30, 2013, approximately $560 (R$1,260) of Alumínio’s commitment was expended on the project.

As of September 30, 2013, Alumínio’s current power self-sufficiency satisfies approximately 70% of a total energy demand of approximately 690 megawatts from two smelters (São Luís (Alumar) and Poços de Caldas) and one refinery (Poços de Caldas) in Brazil. The total energy demand has temporarily declined by approximately 260 megawatts due to partial capacity curtailments of 128,000 metric-tons-per-year at both smelters combined.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $26 (A$26) was made through September 30, 2013, including $2 (A$3) and $9 (A$9) in the 2013 third quarter and nine-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At September 30, 2013, Alcoa has an asset of $328 (A$353) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $460 (A$500) as of September 30, 2013.

G. Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Equity loss	$18	$4	$40	$16
Interest income	(3)	(6)	(11)	(16)
Foreign currency gains, net	(4)	(3)	(15)	(4)
Net gain from asset sales	(1)	(1)	(7)	—
Net (gain) loss on mark-to-market derivative contracts (M)	(17)	4	(18)	13
Other, net	—	—	(4)	(5)

	$(7)	$(2)	$(15)	$4

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

The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Third quarter ended September 30, 2013
Sales:
Third-party sales	$846	$1,600	$1,805	$1,437	$5,688
Intersegment sales	513	691	47	—	1,251

Total sales	$1,359	$2,291	$1,852	$1,437	$6,939

Profit and loss:
Equity loss	$(2)	$(13)	$(3)	$—	$(18)
Depreciation, depletion, and amortization	100	131	56	40	327
Income taxes	17	(16)	32	91	124
ATOI	67	8	71	192	338
Third quarter ended September 30, 2012
Sales:
Third-party sales	$764	$1,794	$1,849	$1,367	$5,774
Intersegment sales	575	691	42	—	1,308

Total sales	$1,339	$2,485	$1,891	$1,367	$7,082

Profit and loss:
Equity income (loss)	$2	$(5)	$(1)	$—	$(4)
Depreciation, depletion, and amortization	120	130	57	39	346
Income taxes	(22)	(19)	39	77	75
ATOI	(9)	(14)	89	158	224

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Nine months ended September 30, 2013
Sales:
Third-party sales	$2,494	$4,978	$5,461	$4,328	$17,261
Intersegment sales	1,689	2,095	141	—	3,925

Total sales	$4,183	$7,073	$5,602	$4,328	$21,186

Profit and loss:
Equity loss	$(2)	$(29)	$(9)	$—	$(40)
Depreciation, depletion, and amortization	324	398	168	119	1,009
Income taxes	45	(40)	103	269	377
ATOI	189	15	231	558	993
Nine months ended September 30, 2012
Sales:
Third-party sales	$2,289	$5,542	$5,607	$4,177	$17,615
Intersegment sales	1,768	2,234	130	—	4,132

Total sales	$4,057	$7,776	$5,737	$4,177	$21,747

Profit and loss:
Equity income (loss)	$4	$(16)	$(4)	$—	$(16)
Depreciation, depletion, and amortization	348	398	171	118	1,035
Income taxes	(29)	(51)	124	226	270
ATOI	49	(7)	269	472	783

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total segment ATOI	$338	$224	$993	$783
Unallocated amounts (net of tax):
Impact of LIFO	9	(7)	12	12
Interest expense	(70)	(81)	(221)	(241)
Noncontrolling interests	(20)	32	(12)	44
Corporate expense	(74)	(62)	(212)	(195)
Restructuring and other charges	(108)	(2)	(324)	(19)
Other	(51)	(247)	(182)	(435)

Consolidated net income (loss) attributable to Alcoa	$24	$(143)	$54	$(51)

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Alcoa common shareholders	$24	$(143)	$54	$(51)
Less: preferred stock dividends declared	1	1	2	2

Net income (loss) available to common equity	23	(144)	52	(53)
Less: dividends and undistributed earnings allocated to participating securities	—	—	—	—

Net income (loss) available to Alcoa common shareholders – basic	23	(144)	52	(53)
Add: interest expense related to convertible notes	—	—	—	—

Net income (loss) available to Alcoa common shareholders – diluted	$23	$(144)	$52	$(53)

Average shares outstanding – basic	1,070	1,067	1,069	1,066
Effect of dilutive securities:
Stock options	—	—	1	—
Stock and performance awards	9	—	9	—
Convertible notes	—	—	—	—

Average shares outstanding – diluted	1,079	1,067	1,079	1,066

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of earnings per share pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At September 30, 2013, there were no outstanding participating securities, as all such securities have vested and were converted into shares of common stock. At September 30, 2012, there were less than 1 million participating securities outstanding.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At September 30, 2013 and 2012, there were 16 million and 12 million such awards outstanding, respectively.

In the 2013 third quarter and nine-month period, 89 million share equivalents related to convertible notes were not included in the respective computation of diluted EPS because their effect was anti-dilutive.

In the 2012 third quarter, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes, 12 million stock awards, and 18 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the third quarter of 2012, 89 million, 7 million, and 3 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In the 2012 nine-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes, 11 million stock awards, and 20 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in the 2012 nine-month period, 89 million, 6 million, and 4 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

Options to purchase 48 million and 27 million shares of common stock at a weighted average exercise price of $10.78 and $15.42 per share were outstanding as of September 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

J. Income Taxes – The effective tax rate for the third quarter of 2013 and 2012 was 41.3% (provision on income) and 15.9% (benefit on a loss), respectively.

The rate for the 2013 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $6 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2013), partially offset by foreign income taxed in lower rate jurisdictions.

The rate for the 2012 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a $35 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2012), somewhat offset by a $12 benefit as a result of including the anticipated gain from the sale of the Tapoco Hydroelectric Project in the calculation of the estimated annual effective tax rate.

The effective tax rate for the 2013 and 2012 nine-month periods was 63.7% (provision on income) and 25.1% (provision on a loss), respectively.

The rate for the 2013 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter (see the Government Investigations section under Litigation in Note F), restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Note C), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia, somewhat offset by a $19 discrete income tax benefit related to new U.S. tax legislation.

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

The rate for the 2012 nine-month period differs by (60.1)% points from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, a $39 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2012), and an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets, slightly offset by the previously mentioned $12 benefit.

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

In March 2012, Alcoa entered into an arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement originally provided for minimum funding of $50 up to a maximum of $250 for receivables sold. In May 2013, the arrangement was amended to increase the maximum funding to $500 and include two additional financial institutions. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. In addition to the $205 in cash funding received in 2012, Alcoa received additional net cash funding of $105 in the 2013 nine-month period ($388 in draws and $283 in repayments). As of September 30, 2013, the deferred purchase price receivable was $285, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. The gross amount of receivables sold and total cash collected under this program since its inception was $8,537 and $7,942, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2013	2012	2013	2012
Service cost	$49	$46	$148	$139
Interest cost	150	160	453	480
Expected return on plan assets	(196)	(202)	(592)	(605)
Recognized net actuarial loss	122	97	369	288
Amortization of prior service cost	4	5	14	14
Settlement*	—	—	2	—
Curtailment*	6	—	6	—
Special termination benefits*	72	—	72	—

Net periodic benefit cost	$207	$106	$472	$316

*	This amount was recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note C).

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2013	2012	2013	2012
Service cost	$4	$3	$13	$10
Interest cost	28	33	85	99
Recognized net actuarial loss	9	7	26	19
Amortization of prior service benefit	(4)	(4)	(13)	(12)

Net periodic benefit cost	$37	$39	$111	$116

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$3	$23
Aluminum contracts	3	8	7
Foreign exchange contracts	1	5	—
Interest rate contracts	2	6	8
Other noncurrent assets:
Aluminum contracts	1	—	3
Energy contracts	3	4	3
Interest rate contracts	2	30	37

Total derivatives designated as hedging instruments		$56	$81

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$175	$211
Other noncurrent assets:
Aluminum contracts	3	198	329
Foreign exchange contracts	1	—	1

Total derivatives not designated as hedging instruments		$373	$541

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$—	$9
Interest rate contracts	2	6	8
Other noncurrent assets:
Interest rate contracts	2	1	9

Sub-total		$7	$26

Total Asset Derivatives		$422	$596

*	See the “Other” section within Note M for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$42	$13
Aluminum contracts	3	25	35
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	10	1
Aluminum contracts	3	426	573

Total derivatives designated as hedging instruments		$503	$622

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$3	$1
Aluminum contracts	2	—	21
Embedded credit derivative	3	3	3
Other noncurrent liabilities and deferred credits:
Aluminum contracts	2	—	5
Embedded credit derivative	3	25	27

Total derivatives not designated as hedging instruments		$31	$57

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$14	$—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	4	—

Sub-total		$18	$—

Total Liability Derivatives		$516	$679

*	See the “Other” section within Note M for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross amounts recognized:
Aluminum contracts	$44	$72	$78	$69
Interest rate contracts	36	45	7	17

	$80	$117	$85	$86

Gross amounts offset:
Aluminum contracts(1)	$(41)	$(55)	$(41)	$(55)
Interest rate contracts(2)	(7)	(17)	(7)	(17)

	$(48)	$(72)	$(48)	$(72)

Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$3	$17	$37	$14
Interest rate contracts	29	28	—	—

	$32	$45	$37	$14

(1)	The amounts under Assets and Liabilities as of September 30, 2013 include $18 of margin posted with counterparties. The amounts under Assets and Liabilities as of December 31, 2012 include $9 of margin held from counterparties.
(2)	The amounts under Assets and Liabilities as of September 30, 2013 and December 31, 2012 represent margin held from the counterparty.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	September 30, 2013	December 31, 2012
Assets:
Level 1	$8	$27
Level 2	36	45
Level 3	385	550
Margin held	(7)	(26)

Total	$422	$596

Liabilities:
Level 1	$55	$15
Level 2	—	26
Level 3	479	638
Margin posted	(18)	—

Total	$516	$679

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
Third quarter ended September 30, 2013	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – June 30, 2013	$432	$—	$395	$39
Total gains or losses (realized and unrealized) included in:
Sales	(1)	—	(5)	—
Cost of goods sold	(49)	—	—	—
Other income, net	4	—	—	(11)
Other comprehensive loss	(12)	4	61	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—
Foreign currency translation	7	—	—	—

Closing balance – September 30, 2013	$381	$4	$451	$28

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2013:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	4	—	—	(11)

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
Nine months ended September 30, 2013	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – January 1, 2013	$547	$3	$608	$30
Total gains or losses (realized and unrealized) included in:
Sales	(4)	—	(19)	—
Cost of goods sold	(151)	—	—	—
Other income, net	20	—	—	(2)
Other comprehensive income	4	1	(138)	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and (or) out of Level 3*	—	—	—	—
Foreign currency translation	(35)	—	—	—

Closing balance – September 30, 2013	$381	$4	$451	$28

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2013:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	20	—	—	(2)

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $94 as of September 30, 2013. The unrealized loss related to aluminum contracts recognized as liabilities was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

Also, included within Level 3 measurements is a derivative contract that will hedge the anticipated power requirements at Alcoa’s Portland smelter in Australia once the existing contract expires in 2016. This derivative hedges forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on this contract was recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet until the designated hedge period begins in 2016. Once the hedge period begins, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value. Alcoa had a similar contract for its Point Henry smelter in Australia once the existing contract expires in 2014, but elected to terminate the new contract in the first quarter of 2013. This election was available to Alcoa under the terms of the contract and was made due to a projection that suggested the contract would be uneconomical. Prior to termination, the new contract was accounted for in the same manner as the contract for the Portland smelter.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at September 30, 2013*	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$—	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,785 per metric ton in 2013 to $2,295 per metric ton in 2018 Oil: $109 per barrel in 2013 to $89 per barrel in 2018
Aluminum contract	373	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,803 per metric ton in 2013 to $2,141 per metric ton in 2016 Foreign currency: A$1 = $0.93 in 2013 to $0.87 in 2016 CPI: 1982 base year of 100 and 232 in 2013 to 249 in 2016
Aluminum contract	5	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,899 per metric ton in 2013 to $2,355 per metric ton in 2019
Energy contracts	4	Discounted cash flow	Price of electricity beyond forward curve	$80 per megawatt hour in 2013 to $154 per megawatt hour in 2036
Liabilities:
Aluminum contracts	448	Discounted cash flow	Price of aluminum beyond forward curve	$2,589 per metric ton in 2023 to $2,766 per metric ton in 2027
Embedded credit derivative	28	Discounted cash flow	Credit spread between Alcoa and counterparty	1.18% to 2.28% (1.73% median)

* The fair value of aluminum contracts reflected as assets and liabilities in this table are both lower by $3 compared to the respective amounts reflected in the Level 3 reconciliations presented above. This is due to the fact that Alcoa has a contract that is in an asset position for the current portion but is in a liability position for the long-term portion, and is reflected as such on the accompanying Consolidated Balance Sheet. However, this contract is reflected as a net asset in this table for purposes of presenting the fair value technique and assumptions utilized to measure the contract in its entirety.

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Aluminum contracts*	Sales	$20	$66	$(110)	$9
Interest rate contracts	Interest expense	3	3	8	8

Total		$23	$69	$(102)	$17

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Third quarter ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Aluminum contracts	Sales	$(2)	$(71)	$132	$(30)
Interest rate contracts	Interest expense	(3)	(3)	(8)	(8)

Total		$(5)	$(74)	$124	$(38)

*	In the third quarter and nine months ended September 30, 2013, the gain and loss recognized in earnings includes a gain of $18 and $22, respectively, related to the ineffective portion of the hedging relationships. In the third quarter and nine months ended September 30, 2012, the loss recognized in earnings includes a loss of $5 and $22, respectively, related to the ineffective portion of the hedging relationships.

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2013, Alcoa had 370,000 metric tons of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2013 to 2017.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2013, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018. In January 2012, interest rate swaps with a notional amount of $315 expired in conjunction with the repayment of 6% Notes, due 2012.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012		2013	2012	2013	2012		2013	2012	2013	2012
Aluminum contracts	$(61)	$(138)	$117	$(72)	Sales	$(4)	$18	$(11)	$20	Other (income) expenses, net	$—	$(3)	$(2)	$6
Energy contracts	1	2	—	(3)	Cost of goods sold	—	—	—	—	Other (income) expenses, net	—	—	—	—
Foreign exchange contracts	3	—	1	—	Sales	(2)	—	(2)	—	Other (income) expenses, net	—	—	—	—
Interest rate contracts	—	—	—	—	Interest expense	—	—	(1)	(1)	Other (income) expenses, net	—	—	—	—
Interest rate contracts	1	1	2	(2)	Other (income) expenses, net	—	—	—	—	Other (income) expenses, net	—	—	—	—

Total	$(56)	$(135)	$120	$(77)		$(6)	$18	$(14)	$19		$—	$(3)	$(2)	$6

*	Assuming market rates remain constant with the rates at September 30, 2013, a loss of $14 is expected to be recognized in earnings over the next 12 months.
**	For both the third quarter and nine months ended September 30, 2013, there was no ineffectiveness related to the derivatives in cash flow hedging relationships. There was less than $1 and $(2) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the third quarter and nine months ended September 30, 2013, respectively. For the third quarter and nine months ended September 30, 2012, the amount of gain or (loss) recognized in earnings represents $(5) and $5, respectively, related to the ineffective portion of the hedging relationships. There was also $2 and $1 recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the third quarter and nine months ended September 30, 2012, respectively.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of September 30, 2013. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2014.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30, 2013	December 31, 2012
Aluminum contracts (000 metric tons)	906	1,120
Energy contracts:
Electricity (megawatt hours)	59,409,328	100,578,295
Natural gas (million British thermal units)	19,550,000	19,160,000
Foreign exchange contracts	$350	$71

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Aluminum contracts	Sales	$1	$3	$(6)	$—
Aluminum contracts	Other (income) expenses, net	4	(9)	19	(6)
Embedded credit derivative	Other (income) expenses, net	11	2	2	(8)
Foreign exchange contracts	Other (income) expenses, net	2	3	(3)	1

Total		$18	$(1)	$12	$(13)

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,017	$1,017	$1,861	$1,861
Restricted cash	59	59	189	189
Noncurrent receivables	19	19	20	20
Available-for-sale securities	95	95	67	67
Short-term borrowings	59	59	53	53
Commercial paper	—	—	—	—
Long-term debt due within one year	655	829	465	477
Long-term debt, less amount due within one year	7,630	7,757	8,311	9,028

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

Long-term debt due within one year and Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. At September 30, 2013 and December 31, 2012, $8,085 and $8,936, respectively, was classified in Level 1 of the fair value hierarchy for public debt and $501 and $569, respectively, was classified in Level 2 of the fair value hierarchy for non-public debt.

N. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2013, and the related statements of consolidated operations, consolidated comprehensive income (loss), and changes in consolidated equity for each of the three-month and nine-month periods ended September 30, 2013 and 2012, and the statement of consolidated cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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
October 18, 2013

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$5,765	$5,833	$17,447	$17,802
Net income (loss) attributable to Alcoa common shareholders:	$24	$(143)	$54	$(51)
Diluted earnings per share attributable to Alcoa common shareholders:	$0.02	$(0.13)	$0.05	$(0.05)
Shipments of alumina (kmt)	2,603	2,368	7,388	6,855
Shipments of aluminum products (kmt)	1,260	1,317	3,752	3,917
Alcoa’s average realized price per metric ton of primary aluminum	$2,180	$2,222	$2,273	$2,328

Net income attributable to Alcoa was $24, or $0.02 per diluted share, in the 2013 third quarter compared with Net loss attributable to Alcoa of $143, or $0.13 per share, in the 2012 third quarter. The improvement in earnings of $167 was primarily the result of the absence of charges for three environmental remediation matters and a civil litigation matter, net productivity improvements, net favorable foreign currency movements, and higher volumes in the midstream and downstream segments. These positive impacts were partially offset by restructuring and other charges related to shutdown facilities, higher input costs across all segments, lower realized prices for aluminum in the upstream and midstream businesses, and a change in income taxes due to better operating results.

Net income attributable to Alcoa was $54, or $0.05 per share, in the 2013 nine-month period compared with Net loss attributable to Alcoa of $51, or $0.05 per share, in the 2012 nine-month period. The improvement in earnings of $105 was principally due to net productivity improvements, the absence of net charges for five environmental remediation matters and charges for a civil litigation matter, net favorable foreign currency movements, and higher volumes in the midstream and downstream segments. These positive impacts were mostly offset by restructuring and other charges related to shutdown facilities and a legal matter, lower realized prices for aluminum in the upstream and midstream businesses, higher input costs across all segments, including for bauxite mining and power plant maintenance outages, and a change in income taxes due to better operating results and the absence of a tax benefit on certain restructuring and other charges.

Sales for the 2013 third quarter and nine-month period declined $68, or 1%, and $355, or 2%, respectively, compared to the same periods in 2012. The decrease in both periods was mainly caused by lower primary aluminum volumes, including those related to curtailed and shutdown smelter capacity; unfavorable pricing in the midstream segment due to a decrease in metal prices; and a decline in realized prices for aluminum, driven by lower London Metal Exchange (LME) prices; partially offset by higher volumes in the Alumina, midstream, and downstream segments.

Cost of goods sold (COGS) as a percentage of Sales was 83.2% in the 2013 third quarter and 83.6% in the 2013 nine-month period compared with 90.3% in the 2012 third quarter and 87.2% in the 2012 nine-month period. In both periods, the percentage was positively impacted by net productivity improvements across all segments, the absence of both a net charge for certain environmental remediation matters ($173 in the third quarter and $194 in the nine-month period comparisons) and a charge for a civil litigation matter ($40 in the third quarter and $85 in the nine-month period comparisons), net favorable foreign currency movements due to a stronger U.S. dollar, and a positive impact related to the March 2012 fire at the cast house in Massena, NY (insurance recovery in the 2013 periods plus the absence of business interruption and repair costs that occurred in the 2012 periods). These items were somewhat offset by the previously mentioned price impacts and higher costs, including those related to bauxite mining and planned maintenance outages (nine-month period only) at various power plants.

Selling, general administrative, and other expenses (SG&A) increased $14 and $33 in the 2013 third quarter and nine-month period, respectively, compared to the corresponding periods in 2012. The increase in both periods was primarily driven by higher expenses for labor and employee transfer and relocation. Also in the 2013 nine-month period, higher stock-based compensation was offset by lower bad debt expense. SG&A as a percentage of Sales increased from 4.0% in the 2012 third quarter to 4.3% in the 2013 third quarter, and from 4.0% in the 2012 nine-month period to 4.3% in the 2013 nine-month period.

Restructuring and other charges were $151 ($108 after-tax and noncontrolling interests) and $402 ($283 after-tax and noncontrolling interests) in the 2013 third quarter and nine-month period, respectively.

In the 2013 third quarter, Restructuring and other charges included $152 ($109 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at two smelter locations (see below); a charge of $1 ($1 after-tax) for other miscellaneous items; and $2 ($2 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 nine-month period, Restructuring and other charges included $238 ($179 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at three smelter locations (see below); $103 ($62 after noncontrolling interest) related to a legal matter; $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $27 ($20 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 510 employees (190 in the Global Rolled Products segment, 170 in the Engineered Products and Solutions segment, 120 in the Primary Metals segment, and 30 in Corporate) and a pension plan settlement charge related to previously separated employees; a charge of $9 ($6 after-tax) for other miscellaneous items; and $4 ($3 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 second quarter, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105 kmt-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280 kmt-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44 kmt-per-year). Additionally, in the 2013 third quarter, management approved the permanent shutdown and demolition of one potline (capacity of 41 kmt-per-year) that utilizes Soderberg technology at the Massena East, N.Y. smelter (remaining capacity of 84 kmt-per-year composed of two Soderberg potlines). The aforementioned Soderberg lines at Baie Comeau and Massena East were fully shut down by the end of the third quarter of 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to all three facilities will begin in the fourth quarter of 2013 and are expected to be completed by the end of 2014 (Massena East), 2015 (Baie Comeau), and 2017 (Fusina).

The decisions on the Soderberg lines for Baie Comeau and Massena East are part of a 15-month review of 460 kmt of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter is in addition to the capacity being reviewed. Factors leading to all three decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs.

In the 2013 third quarter and nine-month period, exit costs related to these actions included $107 for the layoff of approximately 520 employees (Primary Metals segment) in both periods, including $78 in pension costs; accelerated depreciation of $35 and $58, respectively, (Baie Comeau) and asset impairments of $4 and $18, respectively, (Fusina and Massena East) representing the write off of the remaining book value of all related properties, plants, and equipment; and $6 and $55, respectively, in other exit costs. Additionally in the 2013 third quarter and nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $2 ($1 after-tax) and $9 ($6 after-tax), respectively, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $55 represent $48 in asset retirement obligations and $5 in environmental remediation, both triggered by the decisions to permanently shut down and demolish these structures, and $2 in other related costs.

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

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Alumina	$—	$—	$—	$1
Primary Metals	150	3	244	9
Global Rolled Products	—	—	10	1
Engineered Products and Solutions	—	—	22	3

Segment total	150	3	276	14
Corporate	1	(1)	126	13

Total restructuring and other charges	$151	$2	$402	$27

As of September 30, 2013, approximately 780 of the 1,030 employees associated with 2013 restructuring programs and approximately 640 of the 800 employees associated with 2012 restructuring programs were separated. The separations associated with 2011 restructuring programs were essentially complete. The remaining separations for the 2013 and 2012 restructuring programs are expected to be completed by the end of 2013.

In the 2013 third quarter and nine-month period, cash payments of $10 and $12, respectively, were made against the layoff reserves related to the 2013 restructuring programs; $2 and $13, respectively, were made against the layoff reserves related to the 2012 restructuring programs; and $2 and $8, respectively, were made against the layoff reserves related to the 2011 restructuring programs.

Alcoa performs its annual goodwill impairment analysis during the fourth quarter, using discounted cash flow (DCF) models to estimate fair value of reporting units. Two of the assumptions involved in developing these DCF models for the Alumina and Primary Metals reporting units are aluminum prices and the discount rate. Since Alcoa’s 2012 impairment analysis, aluminum prices as quoted on the LME have declined, and discount rates have increased; each of these trends may have a negative impact on estimated fair values of these reporting units developed in connection with our annual impairment analysis.

Interest expense decreased $16, or 13%, in the 2013 third quarter and $29, or 8%, in the 2013 nine-month period compared to the corresponding periods in 2012. In both periods, the decrease was principally the result of an 11% (third quarter) and 7% (nine months) lower average debt level due to less borrowings related to short-term credit facilities and commercial paper and lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and payments associated with the loans supporting growth projects in Brazil.

Other income, net was $7 in the 2013 third quarter compared with $2 in the 2012 third quarter, and Other income, net was $15 in the 2013 nine-month period compared to Other expenses, net of $4 in the 2012 nine-month period.

The change in both periods was mainly the result of a favorable change in mark-to-market derivative contracts ($21 in the third quarter and $31 in the nine-month period comparisons), partially offset by a higher equity loss related to Alcoa’s share of expenses of the joint venture in Saudi Arabia, including smelter startup costs. Net favorable foreign currency movements ($11) also contributed positively to the change in the 2013 nine-month period.

The effective tax rate for the third quarter of 2013 and 2012 was 41.3% (provision on income) and 15.9% (benefit on a loss), respectively.

The rate for the 2013 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $6 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2013), partially offset by foreign income taxed in lower rate jurisdictions.

The rate for the 2012 third quarter differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a $35 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2012), somewhat offset by a $12 benefit as a result of including the anticipated gain from the sale of the Tapoco Hydroelectric Project in the calculation of the estimated annual effective tax rate.

The effective tax rate for the 2013 and 2012 nine-month periods was 63.7% (provision on income) and 25.1% (provision on a loss), respectively.

The rate for the 2013 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter (see Restructuring and other charges above), restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Restructuring and other charges above), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia, somewhat offset by a $19 discrete income tax benefit related to new U.S. tax legislation.

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

The rate for the 2012 nine-month period differs by (60.1)% points from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, a $39 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2012), and an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets, slightly offset by the previously mentioned $12 benefit.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. In certain jurisdictions, deferred tax assets related to cumulative losses exist without a valuation allowance. Continued lower LME prices and operating losses in certain of these jurisdictions constitute additional negative evidence in management’s analysis about whether a valuation allowance may be appropriate.

Net income attributable to noncontrolling interests was $20 in the 2013 third quarter and $12 in the 2013 nine-month period compared with Net loss attributable to noncontrolling interests of $32 in the 2012 third quarter and $44 in the 2012 nine-month period. The change in the 2013 third quarter and nine-month period was primarily due to improved earnings at Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited.

In both periods, the change in AWAC’s earnings was principally driven by the absence of a $40 (third quarter) and $85 (nine months) ($16 and $34, respectively, is noncontrolling interest’s share) charge for a civil litigation matter, net favorable foreign currency movements, and net productivity improvements, somewhat offset by an increase in input costs. A charge for a legal matter of $103 ($41 is noncontrolling interest’s share) in the 2013 nine-month period also offset a portion of the positive impacts to AWAC’s earnings.

On October 16, 2013, the Company announced that the smelter at the Ma’aden-Alcoa Joint Venture, which remains in initial start-up phase, has halted production on one of two potlines. The temporary shutdown was undertaken after a period of pot instability. The Joint Venture is actively working to restore this potline.

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

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Alumina production (kmt)	4,214	4,077	12,369	12,263
Third-party alumina shipments (kmt)	2,603	2,368	7,388	6,855

Alcoa’s average realized price per metric ton of alumina	$319	$318	$332	$328
Alcoa’s average cost per metric ton of alumina*	$286	$310	$299	$312

Third-party sales	$846	$764	$2,494	$2,289
Intersegment sales	513	575	1,689	1,768

Total sales	$1,359	$1,339	$4,183	$4,057

ATOI	$67	$(9)	$189	$49

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production increased 3% in the 2013 third quarter and 1% in the 2013 nine-month period compared with the corresponding periods in 2012. The improvement in the 2013 third quarter was largely due to higher production at the Point Comfort, TX refinery, as well as the Wagerup (Australia) and San Ciprian (Spain) refineries. In the 2013 nine-month period, higher production at the Point Comfort and San Ciprian refineries was somewhat offset by lower output at the refineries in Suriname and São Luís, Brazil.

Third-party sales for the Alumina segment rose 11% and 9% in the 2013 third quarter and nine-month period, respectively, compared with the same periods in 2012. In both periods, the increase was primarily due to an improvement of 10% (third quarter) and 8% (nine months) in volume and positive impacts from moving customer contracts to alumina index pricing and spot-pricing, slightly (third quarter) and somewhat (nine months) offset by a decrease in contractual LME-based pricing (in terms of less sales subject to LME pricing and lower average LME prices for those sales that are subject to LME pricing).

Intersegment sales decreased 11% in the 2013 third quarter and 4% in the 2013 nine-month period compared to the corresponding periods in 2012 due to lower demand from the Primary Metals segment.

ATOI for this segment increased $76 and $140 in the 2013 third quarter and nine-month period, respectively, compared to the same periods in 2012. The improvement in both periods was primarily the result of net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, and net productivity improvements. These positive impacts were somewhat offset by cost increases for bauxite due to a new mining site in Suriname, rising natural gas prices in Australia and the U.S., and higher labor, maintenance, and transportation costs. In the 2013 nine-month period, cost increases for bauxite also related to a crusher equipment move in Australia.

In the fourth quarter of 2013, the continued shift towards the alumina price index and spot-pricing is expected to average 53% of third-party shipments and net productivity improvements are anticipated. Additionally, ATOI will be negatively impacted by continued higher mining costs in Australia and Suriname and an increase in natural gas prices in Western Australia.

Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Aluminum production (kmt)	897	938	2,684	2,830
Third-party aluminum shipments (kmt)	686	768	2,084	2,288

Alcoa’s average realized price per metric ton of aluminum	$2,180	$2,222	$2,273	$2,328
Alcoa’s average cost per metric ton of aluminum*	$2,140	$2,219	$2,218	$2,301

Third-party sales	$1,600	$1,794	$4,978	$5,542
Intersegment sales	691	691	2,095	2,234

Total sales	$2,291	$2,485	$7,073	$7,776

ATOI	$8	$(14)	$15	$(7)

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At September 30, 2013, Alcoa had 651 kmt of idle capacity on a base capacity of 4,037 kmt. In the 2013 third quarter, idle capacity increased by 128 kmt compared to June 30, 2013, due to the temporary curtailment of 97 kmt at the São Luís smelter and 31 kmt at the Poços de Caldas smelter, both in Brazil, as part of a smelter portfolio review (see below). Base capacity declined 146 kmt between September 30, 2013 and June 30, 2013 due to the permanent closure of three potlines combined at smelters in Canada and in the U.S (see below).

In May 2013, Alcoa announced that management will review 460 kmt of smelting capacity over a 15-month period for possible curtailment. This review is aimed at maintaining Alcoa’s competitiveness despite falling aluminum prices and will focus on the highest-cost smelting capacity and those plants that have long-term risk due to factors such as energy costs or regulatory uncertainty.

As part of this review, also in May 2013, management approved the permanent shutdown and demolition of two potlines (105 kmt-per-year) that utilize Soderberg technology at the Baie Comeau smelter in Quebec, Canada. Additionally, in August 2013, management approved the permanent shutdown and demolition of one potline (41 kmt-per-year) that utilizes Soderberg technology at the Massena East plant in New York. The shutdown of these three lines was completed by the end of the 2013 third quarter. The Baie Comeau smelter has a remaining capacity of 280 kmt-per-year composed of two prebake potlines and the Massena East smelter has a remaining capacity of 84 kmt-per-year composed of two Soderberg potlines.

Also in August 2013, management initiated the temporary curtailment of 128 kmt at two smelters in Brazil. This action was completed by the end of the 2013 third quarter.

Aluminum production decreased 4% and 5% in the 2013 third quarter and nine-month period, respectively, compared with the corresponding periods in 2012. In both periods, the decline was mainly caused by the absence of production at the Portovesme smelter (150 kmt-per-year) in Italy, which was fully curtailed at the end of 2012, and lower production at the Baie Comeau smelter, due to the permanent shutdown of two potlines (see above), and at the two smelters in Brazil, due to the temporary curtailment of capacity (see above). Additionally, the two partially curtailed smelters in Spain (Avilés (35 kmt out of 93 kmt-per-year) and La Coruña (27 kmt out of 87 kmt-per-year)) contributed to the decline in the 2013 nine-month period (curtailment was initiated in the 2012 second quarter).

Third-party sales for the Primary Metals segment decreased 11% in the 2013 third quarter and 10% in the 2013 nine-month period compared with the same periods in 2012. The decline in both periods was mostly the result of lower volumes, including from the curtailed smelters in Italy, Spain, and Brazil and the permanent shutdown of certain capacity in Canada and the U.S. Also contributing to the decrease in both periods was a 2% decline in average realized prices, mostly (third quarter) and partially (nine months) offset by higher energy sales related to excess power and favorable product mix. The change in realized prices was driven by 5% (third quarter) and 7% (nine months) lower average LME prices, somewhat offset by higher regional premiums.

Intersegment sales were flat and declined 6% in the 2013 third quarter and nine-month period, respectively, compared to the corresponding periods in 2012. In the 2013 third quarter, higher demand from the midstream and downstream businesses was offset by a decrease in realized prices, driven by the lower LME. The decline in the 2013 nine-month period was the result of a decrease in both realized prices, driven by the lower LME, and demand from the midstream and downstream businesses.

ATOI for this segment increased $22 in both the 2013 third quarter and nine-month period compared to the same periods in 2012. In both periods, the improvement was primarily due to net productivity improvements, lower costs for carbon, net favorable foreign currency movements due to a stronger U.S. dollar, and a positive impact (insurance recovery in the 2013 periods plus the absence of business interruption and repair costs that occurred in the 2012 periods) related to the March 2012 fire at the cast house in Massena, NY ($13 in the third quarter and $20 in the nine-month period comparisons). These items were partially (third quarter) and mostly (nine months) offset by a decrease in realized prices. Also in the 2013 nine-month period, lower costs for energy and favorable product mix were positive contributors to ATOI while costs related to planned maintenance outages at the Anglesea power plant in Australia and two U.S. power plants and higher costs for alumina, labor, and transportation contributed negatively to ATOI.

In the fourth quarter of 2013, pricing is expected to continue to follow a 15-day lag to the LME and net productivity improvements are anticipated. Also, production will decrease as the full effects of the previously mentioned curtailments and closures are realized.

On October 16, 2013, the Company announced that the smelter at the Ma’aden-Alcoa Joint Venture, which remains in initial start-up phase, has halted production on one of two potlines. The temporary shutdown was undertaken after a period of pot instability. The Joint Venture is actively working to restore this potline.

Global Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Third-party aluminum shipments (kmt)	499	483	1,451	1,419

Alcoa’s average realized price per metric ton of aluminum	$3,615	$3,826	$3,764	$3,951

Third-party sales	$1,805	$1,849	$5,461	$5,607
Intersegment sales	47	42	141	130

Total sales	$1,852	$1,891	$5,602	$5,737

ATOI	$71	$89	$231	$269

Third-party sales for the Global Rolled Products segment decreased 2% and 3% in the 2013 third quarter and nine-month period, respectively, compared with the corresponding periods in 2012. In both periods, the decline was principally the result of unfavorable pricing, due to a decrease in metal prices, and unfavorable product mix, partially (third quarter) and somewhat (nine months) offset by increased demand. Volume improvements in both periods were mostly due to the packaging, building and construction, and automotive end markets, partially offset by a decline in the industrial products end market (especially in North America).

ATOI for this segment declined 20% in the 2013 third quarter and 14% in the 2013 nine-month period compared to the same periods in 2012. The decrease in both periods was primarily driven by a combination of unfavorable pricing and product mix and higher input costs, including energy, labor, and metal premiums. These items were partially offset by net productivity improvements across most businesses and the previously mentioned increase in demand.

In the fourth quarter of 2013, demand in the automotive end market is expected to remain strong while volume declines will occur in the packaging (seasonal) and aerospace (high original equipment manufacturer inventories) end markets. Additionally, the industrials end market in most regions will face pricing pressures.

Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Third-party aluminum shipments (kmt)	60	53	173	170

Third-party sales	$1,437	$1,367	$4,328	$4,177

ATOI	$192	$158	$558	$472

Third-party sales for the Engineered Products and Solutions segment increased 5% and 4% in the 2013 third quarter and nine-month period, respectively, compared with the corresponding periods in 2012, mostly due to higher volumes related to the aerospace end market. In the 2013 third quarter, higher volumes in the nonresidential building and construction and commercial transportation end markets also contributed to the improvement.

ATOI for this segment improved 22% in the 2013 third quarter and 18% in the 2013 nine-month period compared to the same periods in 2012, mainly the result of net productivity improvements across all businesses and the previously mentioned improvements in volume, somewhat offset by higher costs.

In the fourth quarter of 2013, the aerospace end market is expected to remain strong although it will be impacted temporarily by lower U.S. Defense spare parts demand and a temporary inventory realignment related to engine builds. Also, softening industrial gas turbine demand is expected, while the non-residential building and construction end market will continue to be mixed (decline in Europe, gradual recovery in North America). Furthermore, weakness in the North America commercial transportation end market due to declining heavy-duty truck build rates is expected to be offset by Europe.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total segment ATOI	$338	$224	$993	$783
Unallocated amounts (net of tax):
Impact of LIFO	9	(7)	12	12
Interest expense	(70)	(81)	(221)	(241)
Noncontrolling interests	(20)	32	(12)	44
Corporate expense	(74)	(62)	(212)	(195)
Restructuring and other charges	(108)	(2)	(324)	(19)
Other	(51)	(247)	(182)	(435)

Consolidated net income (loss) attributable to Alcoa	$24	$(143)	$54	$(51)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2013 third quarter and nine-month period compared with the corresponding periods in 2012 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, in the 2013 third quarter, due to lower prices for aluminum, driven by lower LME prices;

•	a decrease in Interest expense, principally caused by an 11% (third quarter) and 7% (nine months) lower average debt level due to less borrowings related to short-term credit facilities and commercial paper and lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and payments associated with the loans supporting growth projects in Brazil;

•	a change in Noncontrolling interests, in both period comparisons, mainly due to improved earnings at AWAC, principally driven by the absence of a $31 (third quarter) and $67 (nine months) ($16 and $34, respectively, is noncontrolling interest’s share) charge for a civil litigation matter, net favorable foreign currency movements, and net productivity improvements, somewhat offset by an increase in input costs and, additionally in the 2013 nine-month period, a charge for a legal matter of $103 ($41 is noncontrolling interest’s share);

•	an increase in Restructuring and other charges, primarily the result of exit costs of $109 (third quarter) and $179 (nine months) related to the permanent shutdown and demolition of certain structures at two (third quarter) and three (nine months) smelter locations, and, additionally in the 2013 nine-month period, a $103 charge for a legal matter, $19 in asset retirement costs for previously idled structures, and higher layoff costs; and

•	a change in Other, mostly driven by the absence of $116 in charges for three (third quarter) and $129 in net charges for five (nine months) environmental remediation matters and $31 (third quarter) and $67 (nine months) in charges for a civil litigation matter, a smaller net tax charge related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized and various discrete items, and a net favorable change of $14 (third quarter) and $22 (nine months) in mark-to-market derivative contracts.

Environmental Matters

See the Environmental Matters section of Note F to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $658 in the 2013 nine-month period compared with $564 in the same period of 2012. The improvement of $94 was principally due to higher operating results and lower pension contributions of $161, mostly offset by a negative change associated with all of the following: noncurrent liabilities of $241, working capital of $217, and noncurrent assets of $148.

The lower pension contributions were principally driven by a change in minimum funding obligations for U.S. pension plans due to enacted legislation in 2012 (see below).

The unfavorable change in noncurrent liabilities was largely attributable to the absence of a net charge for five environmental remediation matters.

The major components of the negative change in working capital were as follows: an unfavorable change of $173 in receivables, primarily related to the absence of receivables sold under three arrangements, which were terminated in March 2013; a negative change of $76 in inventories; a favorable change of $43 in prepaid expenses and other current assets, mostly caused by the sale of excess carbon credits in Australia; a positive change of $285 in accounts payable, trade, principally the result of timing of payments, including a policy change in Alcoa’s vendor payment process; an unfavorable change of $314 in accrued expenses, largely attributable to a decrease in deferred revenue and payments made to the Italian Government (see below); and a favorable change of $18 in taxes, including income taxes.

The unfavorable change in noncurrent assets was mostly related to an increase in deferred mining costs in Australia and the absence of value-added tax receipts in Brazil.

        In June 2012, Alcoa received formal notification from the Italian Government requesting a net payment of $310 (€250) related to a November 2009 European Commission decision on electricity pricing for smelters. Alcoa has been in discussions with the Italian Government regarding the timing of such payment. Alcoa commenced payment of the requested amount in five quarterly installments of $67 (€50) beginning in October 2012 and paid three additional installments in March, June, and September of 2013.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income

Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was the case previously. This relief is expected to reduce Alcoa’s minimum required pension funding by $225 to $250 in 2013, resulting in estimated contributions of $460.

On October 9, 2013, Alcoa World Alumina LLC, a majority-owned subsidiary of Alcoa, paid $42.5 to the plaintiff of a civil litigation matter pursuant to an October 2012 settlement agreement.

Financing Activities

Cash used for financing activities was $614 in the 2013 nine-month period, an increase of $528 compared with $86 in the corresponding period of 2012.

The use of cash in the 2013 nine-month period was primarily due to $1,980 in payments on debt, mainly related to $1,525 for the repayment of borrowings under six short-term facilities (see below), a $422 early repayment of 6.00% Notes due July 2013, and $20 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $99 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $68, most of which relates to Alumina Limited’s share of AWAC. These items were partially offset by $1,527 in additions to debt, virtually all of which was the result of borrowings under six short-term facilities (see below).

In the 2012 nine-month period, the use of cash was primarily due to $793 in payments on debt, mainly related to $322 for the repayment of 6% Notes due 2012 as scheduled, $280 for the repayment of the short-term loans to support the export operations of a subsidiary in Brazil, $100 for the repayment of borrowings under a credit facility, and $81 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; and $98 in dividends paid to shareholders. These items were mostly offset by $886 in additions to debt, principally the result of $600 in borrowings under four short-term facilities, mainly for working capital purposes, and $280 in short-term loans to support the export operations of a subsidiary in Brazil; a change of $181 in commercial paper; and net cash received from noncontrolling interests of $61, all of which relates to Alumina Limited’s share of AWAC.

At the end of 2012, Alcoa had six short-term revolving credit facilities with six different financial institutions, providing a combined capacity of $640 and expiration dates ranging from March 2013 through December 2015. One of these credit facilities ($150 capacity) was effectively terminated in March 2013 upon repayment of an existing borrowing (due to expire at the end of March 2013). Additionally, two of these facilities were set to expire in September 2013 but were extended to September 2014 ($100 capacity) and September 2015 ($100 capacity) in the third quarter of 2013.

In the first quarter of 2013, Alcoa entered into three revolving credit agreements, providing a combined $425 in credit facilities, with three different financial institutions. One of these facilities replaced a $200 term loan, which Alcoa fully borrowed and repaid during the first quarter of 2013. In the second quarter of 2013, Alcoa entered into another revolving credit agreement, providing a $150 credit facility, with a different financial institution. These four new revolving credit facilities expire as follows: $75 in December 2013; $150 in February 2014; $150 in March 2014; and $200 in July 2014 (extended by one year in July 2013).

In summary, at September 30, 2013, Alcoa has nine short-term revolving credit facilities, providing a combined capacity of $1,065, expiring between October 2013 and December 2015. The purpose of any borrowings under all nine arrangements is to provide working capital and for other general corporate purposes. The covenants contained in all nine arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Commercial Paper section of Note K to the Consolidated Financial Statements included in Alcoa’s 2012 Form 10-K).

During the first, second, and third quarters of 2013, Alcoa fully borrowed and repaid $625, $575, and $325, respectively, under these credit arrangements (including the terminated revolving credit facility and term loan referred to above). The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first, second, and third quarters of 2013 was 1.58%, 1.50%, and 1.58%, respectively, and 40 days, 72 days, and 66 days, respectively.

As a result of an agreement between Alcoa and Alumina Limited in September 2012, Alcoa of Australia (part of the AWAC group of companies) will make minimum dividend payments to Alumina Limited of $100 in 2013. In the 2013 nine-month period, Alcoa of Australia made $75 in such payments.

        Alcoa has outstanding $575 of 5.25% convertible notes due on March 15, 2014, which are included in Long-term debt due within one year on the Company’s Consolidated Balance Sheet at September 30, 2013. The notes are payable in cash at maturity unless holders exercise their option by the close of business on March 13, 2014 to convert the notes into shares of Alcoa common stock.

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

Cash and letters of credit. As a result of the ratings downgrade by Moody’s, certain power companies and counterparties to derivative contracts required Alcoa to post letters of credit and cash collateral, respectively, in the amount of $167 and $18, respectively, in June 2013. During the third quarter of 2013, no additional letters of credit were posted and the amount of cash collateral posted declined to $10. Other vendors and third-parties may require Alcoa to post additional letters of credit and/or cash collateral in future periods.

Outstanding debt. Alcoa’s outstanding debt as of September 30, 2013 totaled $8,344. There were no ramifications to Alcoa as a result of the ratings downgrade and interest payments and fees related to the outstanding debt remain unchanged.

Revolving credit facilities. Alcoa has a $3,750 revolving credit facility that expires in July 2017 and nine short-term revolving credit facilities totaling $1,065. This $4,815 of borrowing capacity was also unaffected by the ratings downgrade, including the margins that would be applicable to any borrowings, and remains available for use by Alcoa at its discretion.

Commercial paper. During the four months since the downgrade, Alcoa was able to issue the desired level of commercial paper to support operations without difficulty. The spreads on commercial paper increased slightly, however, by one to three basis points, which did not result in a significant change to Alcoa’s total interest costs. While Alcoa expects it can continue to issue commercial paper, there is no assurance about the amount of commercial paper which it could issue.

Investing Activities

Cash used for investing activities was $865 in the 2013 nine-month period compared with $966 in the 2012 nine-month period, resulting in a decrease in cash used of $101.

In the 2013 nine-month period, the use of cash was mainly due to $771 in capital expenditures, 37% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, the automotive sheet expansion at the Alcoa, TN plant, and the Estreito hydroelectric power project; and $242 in additions to investments, including equity contributions of $159 related to the aluminum complex joint venture in Saudi Arabia and the purchase of $30 in equities and fixed income securities held by Alcoa’s captive insurance company; slightly offset by a net change in restricted cash of $130, mostly related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

The use of cash in the 2012 nine-month period was mainly due to $863 in capital expenditures, 31% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $241 in additions to investments, mostly for the equity contributions of $202 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by a net change in restricted cash of $51, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “hopes,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, targeted or planned schedules for completion and start-up of growth projects, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices, and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, distribution, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, from newly constructed, expanded, or acquired facilities, such as the upstream operations in Brazil, the investments in hydropower projects in Brazil, and the facilities supplying aluminum lithium capacity, or from international joint ventures, including the joint venture in Saudi Arabia; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) changes in tax rates or benefits; (m) changes in discount rates or investment returns on pension assets; (n) the impact of cyber attacks and potential information technology or data security breaches; (o) unexpected events, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications; (p) risks associated with large infrastructure construction projects; and (q) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2012, as updated in Part II, Item 1A of this report, and the following sections of this report: Note F and the Derivatives section of Note M to the Consolidated Financial Statements; the discussion included above under Segment Information; and the summary included above regarding Alcoa’s liquidity position under Liquidity and Capital Resources – Financing Activities. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which sought, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys fees’ and expenses. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal was docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. On May 9, 2013, the Sixth Circuit Court of Appeals issued an opinion affirming the trial court’s denial of plaintiffs’ claims for lifetime, uncapped retiree healthcare benefits. Plaintiffs filed a petition for rehearing on May 22, 2013 to which Alcoa filed a response on June 7, 2013. On September 12, 2013, the Sixth Circuit Court of Appeals denied plaintiffs’ petition for rehearing. The trial court is now considering Alcoa’s request for an award of costs, which had been stayed pending resolution of the appeal, and the plaintiffs’ request for attorneys’ fees, which had been dismissed without prejudice to refiling following resolution of the appeal.

As previously reported, before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 million (€85 million), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 million (€76 million), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 million (€76 million). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013. At this time, the Company is unable to reasonably predict an outcome for this matter.

On August 2, 2013, the State of North Carolina, by and through its agency, the North Carolina Department of Administration, filed a lawsuit against Alcoa Power Generating, Inc. in Superior Court, Wake County, North Carolina (Docket No. 13-CVS-10477). The lawsuit asserts ownership of certain submerged lands and hydropower generating structures situated at Alcoa’s Yadkin Hydroelectric Project (the “Yadkin Project”), including the submerged riverbed of the Yadkin River throughout the Yadkin Project and a portion of the hydroelectric dams that Alcoa owns and operates pursuant to a license from the Federal Energy Regulatory Commission. The suit seeks declaratory relief regarding North Carolina’s alleged ownership interests in the riverbed and the dams and further a declaration that Alcoa has no right, license or permission from North Carolina to operate the Yadkin Project. By notice filed on September 3, 2013, Alcoa removed the matter to the U.S. District Court for the Eastern District of North Carolina (Docket No. Civil Action No. 5:13-cv-633). By motion filed September 3, 2013, the Yadkin Riverkeeper sought permission to intervene in the case. On September 25, 2013, Alcoa filed its answer in the case and also filed its opposition to the motion to intervene by the Yadkin Riverkeeper. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 million in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5 million, and all claims against the Alcoa Parties were dismissed with prejudice. On October 9, 2013, pursuant to the settlement agreement, AWA paid the remaining $42.5 million. Based on the settlement agreement, in the

2012 third quarter, Alcoa recorded a $40 million ($15 million after-tax and noncontrolling interest) charge in addition to the $45 million ($18 million after-tax and noncontrolling interest) charge it recorded in the 2012 second quarter in respect of the suit. In addition, based on an agreement between Alcoa and Alumina Limited (which holds a 40% equity interest in AWA), Alcoa estimates an additional reasonably possible after-tax charge of between $25 million to $30 million to reallocate a portion of the costs of the Alba civil settlement and all legal fees associated with this matter (including the government investigations discussed below) from Alumina Limited to Alcoa, but this would occur only if a settlement is reached with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (the “SEC”) regarding their investigations (see “Government Investigations” below).

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

In the past year, Alcoa has been seeking settlements of both investigations. In the second quarter of 2013, Alcoa proposed to settle the DOJ matter by offering the DOJ a cash payment of $103 million. Based on this offer, Alcoa recorded a charge of $103 million ($62 million after noncontrolling interest) in the 2013 second quarter. There is a reasonable possibility of an additional charge of between $0 and approximately $200 million to settle the DOJ matter. Based on negotiations to date, Alcoa expects any such settlement will be paid over several years. Also in the second quarter of 2013, Alcoa exchanged settlement offers with the SEC. However, the SEC staff rejected Alcoa’s offer of $60 million and no charge was recorded. Alcoa expects that any resolution through settlement with the SEC would be material to results of operations for the relevant fiscal period. During the third quarter of 2013, settlement discussions with the DOJ and the SEC continued, although no settlements were reached.

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

Environmental Matters

As previously reported, in January 2006, in Musgrave v. Alcoa, et al., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter proceeded as an individual claim. Alcoa filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act), amended its answer to include Indiana’s Recreational Use Statute as an affirmative defense and filed a motion for summary judgment based on the Recreational Use Statute. The court granted Alcoa’s motion to dismiss regarding plaintiffs’ occupationally-related claims and denied the motion regarding plaintiffs’ recreationally-related claims. On January 17, 2012, the court denied all outstanding motions with no opinion issued. A jury trial commenced on April 10, 2012 and on May 1, 2012 the jury returned a verdict in favor of defendants Alcoa Inc. and its subsidiary. The court entered its judgment on May 14, 2012. On May 31, 2012, plaintiffs filed a notice of appeal. On August, 6, 2013, the Indiana Court of Appeals issued a unanimous opinion affirming the jury verdict in favor of Alcoa. The Court of Appeals also affirmed the trial court’s pre-trial ruling dismissing Mr. Musgrave’s work-related exposure claims as barred by Indiana’s Workers’ Compensation Act. The Musgraves’ petition for rehearing filed on September 5, 2013 was denied by the Court of Appeals on October 16, 2013.

        As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. was added as a defendant in Orange County Water District (OCWD) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). OCWD alleges contamination or threatened contamination of a drinking water aquifer by Alcoa, certain of the entities that preceded Alcoa at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. OCWD seeks to recover the cost of aquifer remediation and attorneys’ fees. Trial on statutory, non-jury claims commenced on February 10, 2012, and continued through September 2012 when the case was submitted to the court for decision. On December 11, 2012, the court issued its tentative ruling in the matter dismissing plaintiff OCWD’s remaining statutory claims against all defendants. The court’s tentative ruling also invited further briefing on the decision and it is subject to modification. On January 21, 2013, defendants filed a joint brief responding to ten specific questions posed by the court’s tentative ruling. The joint brief argued that the court should make further findings of fact and law in favor of the defendants in response to the ten questions. Alcoa Global Fasteners, Inc. also filed a separate brief on two of the questions arguing that the court should determine that it is neither a cause of ground water contamination nor a cause of plaintiffs’ incurred costs. Remaining in the case at this time are common law trespass and nuisance claims for a Phase 2 trial which has not been scheduled. OCWD has asserted a total remedy cost of at least $150 million plus attorneys’ fees; however, the amount in controversy at this stage is limited to sums already expended by the OCWD, approximately $4 million. The court has indicated that it is not likely to grant the OCWD’s request for declaratory relief as to future sums the OCWD expends. On February 28, 2013, the court held a hearing on its tentative Statement of Decision finding that OCWD had not met its burden on the element of causation and, following that hearing, on May 10, 2013, issued a supplemental tentative decision, finding that plaintiff had not met its burden of proof. On that date, the court ordered defendants to submit a proposed statement of decision, followed by filing of objections and counter-proposed statement of decision by the plaintiff and responses by the defendants. All filings were completed by September 23, 2013 at which time the matter was submitted to the court for final decision.

As previously reported, a similar matter, Orange County Water District v. Sabic, et al, civil action 30-2008-00078246 (Superior Court of California, County of Orange) was filed against Alcoa Global Fasteners, Inc. on June 23, 2008. This matter also alleges contamination or threatened contamination of a drinking water aquifer by Alcoa and others. Alcoa believes that it is not responsible for any contamination as alleged in the complaint or that if any liability were to be established, its liability would be insignificant. In 2012, plaintiff OCWD made a $2.5 million statutory settlement demand to Alcoa and other similar demands to certain other defendants. In January 2013, Alcoa and plaintiff OCWD reached an agreement to settle the matter for a payment by Alcoa of $2.25 million. By order dated September 4, 2013, the court approved the determination of good faith settlement and settlement has been concluded. The settlement amount does not exceed an amount previously reserved by Alcoa.

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

Item 6. Exhibits.

10.	Letter Agreement, dated July 23, 2013, between Alcoa Inc. and Nicholas J. Ashooh

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

Alcoa Inc.

October 18, 2013	By	/s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 18, 2013	By	/s/ GRAEME W. BOTTGER
Date	Graeme W. Bottger
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.	Letter Agreement, dated July 23, 2013, between Alcoa Inc. and Nicholas J. Ashooh

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