Form 10-K
period 2013-12-31
ALCOA INC
filed 2014-02-13
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No ✓.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ✓ .

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

Large accelerated filer [✓]       Accelerated filer [    ]       Non-accelerated filer [    ]       Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ✓     .

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8 billion. As of February 7, 2014, there were 1,077,685,695 shares of common stock, par value $1.00 per share, of the registrant outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

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

Overview

Alcoa is a global leader in lightweight metals engineering and manufacturing. Alcoa’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

Alcoa is also the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily. Aluminum (primary and fabricated) and alumina represent approximately 80% of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa.

Alcoa is a global company operating in 30 countries. Based upon the country where the point of sale occurred, the U.S. and Europe generated 51% and 26%, respectively, of Alcoa’s sales in 2013. In addition, Alcoa has investments and operating activities in, among others, Australia, Brazil, China, Guinea, Iceland, Russia, and Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Alcoa’s operations consist of four worldwide reportable segments: Alumina, Primary Metals, Global Rolled Products, and Engineered Products and Solutions.

Description of the Business

Information describing Alcoa’s businesses can be found on the indicated pages of this report:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview—Results of Operations (Earnings Summary)	50
Notes to Consolidated Financial Statements:
Note D. Restructuring and Other Charges	103
Note F. Acquisitions and Divestitures	108
Note N. Contingencies and Commitments	116
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Alumina	60
Primary Metals	61
Global Rolled Products	64
Engineered Products and Solutions	65
Financial Information about Segments and Financial Information about Geographic Areas:
Note Q. Segment and Geographic Area Information	129

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

Bauxite Interests

Aluminum is one of the most plentiful elements in the earth’s crust and is produced primarily from bauxite, an ore containing aluminum in the form of aluminum oxide, commonly referred to as alumina. Aluminum is made by extracting alumina from bauxite and then removing oxygen from the alumina. Alcoa processes most of the bauxite that it mines into alumina. The Company obtains bauxite from its own resources and from those belonging to the AWAC enterprise, located in the countries listed in the table below, as well as pursuant to both long-term and short-term contracts and mining leases. During 2013, Alcoa consumed 41 million metric tons (mt) from AWAC and its own resources and 7 million mt from entities in which the Company has an equity interest. Tons of bauxite are reported as bone dry metric tons (bdmt) unless otherwise stated. See the glossary of bauxite mining related terms at the end of this section.

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

Alcoa Bauxite Interests, Share of Reserves and Annual Production1

Country	Project	Owners’ Mining Rights (% Entitlement)	Expiration Date of Mining Rights	Probable Reserves (million bdmt)	Proven Reserves (million (bdmt)	Available Alumina Content (%) AvAl2O3	Reactive Silica Content (%) RxSiO2	2013 Annual Production (million bdmt)
Australia	Darling Range Mines ML1SA	Alcoa of Australia Limited (AofA)[2] (100%)	2024	37.0	127.4	33.1	0.91	31.4
Brazil	Poços de Caldas	Alcoa Alumínio S.A. (Alumínio)[3] (100%)	2020[4]	0.3	1.2	38.6	4.5	0.8
	Juruti[4], RN101, RN102, RN103, RN104, #34	Alcoa World Alumina Brasil Ltda. (AWA Brasil)[2] (100%)	2100[4]	23.1	23.2	48.1	4.3	3.9
Jamaica	Harmon’s Valley, South Manchester, Porus/Victoria Town	Alcoa Minerals of Jamaica, L.L.C.[2] (55%) Clarendon Alumina Production Ltd.[5] (45%)	2031	0.2	0.6	41.5	2.4	1.8
Suriname	Coermotibo and Onverdacht	Suriname Aluminum Company, L.L.C. (Suralco)[2] (55%) N.V. Alcoa Minerals of Suriname (AMS)[6] (45%)	2033[7]	2.5	-	45.8	4.8	2.7

Equity interests:
Brazil	Trombetas	Mineração Rio do Norte S.A. (MRN)[8] (18.2%)	2046[4]	3.4	15.5	49.5	4.6	2.9
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG)[9] (22.95%)	2038[10]	42.2	26.3	TAl2O3 [11] 50.1	TSiO2[11] 1.7	3.4
Kingdom of Saudi Arabia	Al Ba’itha	Ma’aden Bauxite & Alumina Company (25.1%)[12]	2037	33.9	21.3	TAA[13] 47.2	TSiO2 [13] 9.8	Production to begin 2014

[1]	This table shows only the AWAC and/or Alcoa share (proportion) of reserve and annual production tonnage.

[2]	This entity is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[3]	Alumínio is owned 100% by Alcoa.

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

[5]	Clarendon Alumina Production Ltd. is wholly-owned by the Government of Jamaica.

[6]	Alcoa World Alumina LLC (AWA LLC) owns 100% of N.V. Alcoa Minerals of Suriname (AMS). Suralco and AMS are parts of the AWAC group of companies which are owned 60% by Alcoa and 40% by Alumina Limited.

[7]

The mining rights in the Onverdacht and Coermotibo areas where Suralco has active mines extend until 2033. Onverdacht reserves were reclassified as resources pending testing during 2014 to confirm ore characteristics. Proven reserves at Coermotibo were reclassified as probable reserves pending new density tests during 2014. Bauxite within these areas will likely be exhausted in the next few years. During 2013, Suralco received for processing 12.7 thousand mt of Juruti high iron bauxite as test material. Alcoa is actively exploring and evaluating additional sources of bauxite in Suriname. During 2014, Suralco will be mining from both reserves and resources. A feasibility study relating to the development of a mine at the Nassau Plateau is in progress.

[8]

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

[9]

AWA LLC owns a 45% interest in Halco (Mining), Inc. (Halco). Halco owns 100% of Boké Investment Company, a Delaware company, which owns 51% of CBG. The Guinean Government owns 49% of CBG, which has the exclusive right through 2038 to develop and mine bauxite in certain areas within a 10,000 square-mile concession in northwestern Guinea.

[10]

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

[11]	Guinea—Boké: CBG prices bauxite and plans the mine based on the bauxite qualities of total alumina (TAl2O3) and total silica (TSiO2).

[12]

Ma’aden Bauxite & Alumina Company is a joint venture owned by Saudi Arabian Mining Company (Ma’aden) (74.9%) and AWA Saudi Limited (25.1%). AWA Saudi Limited is part of the AWAC group of companies and is owned 60% by Alcoa and 40% by Alumina Limited.

[13]	Kingdom of Saudi Arabia—Al Ba’itha: Bauxite reserves and mine plans are based on the bauxite qualities of total available alumina (TAA) and total silica (TSiO2).

Qualifying statements relating to the table above:

Australia—Darling Range Mines: Huntly and Willowdale are the two active mines in the Darling Range of Western Australia. The mineral lease issued by the State of Western Australia to Alcoa is known as ML1SA and its term extends to 2024. The lease can be renewed for an additional twenty-one year period to 2045. The declared reserves are as of December 31, 2013. The amount of reserves reflect the total AWAC share. Additional resources are routinely upgraded by additional exploration and development drilling to reserve status. The Huntly and Willowdale mines supply bauxite to three local AWAC alumina refineries.

Brazil—Poços de Caldas: Declared reserves are as of December 31, 2013. Tonnage is total Alcoa share. Additional resources are being upgraded to reserves as needed.

Brazil—Juruti RN101, RN102, RN103, RN104, #34: Declared reserves are as of December 31, 2013. All reserves are on Capiranga Plateau. Declared reserves are total AWAC share. Declared reserve tonnages and the annual production tonnage are washed product tonnages. The Juruti mine’s operating license is periodically renewed.

Jamaica—Jamalco: Declared reserves are as of December 31, 2013. The declared reserve and annual production tonnages are AWAC share only (55%). Declared reserves are in the following areas: Harmon’s Valley, South Manchester and Porus/Victoria Town. Current ore mining is in Harmon’s Valley, South Manchester and Porus/Victoria Town. Additional resources remain in Harmon’s Valley, South Manchester, Porus/Victoria Town and North Manchester. Resources are in the process of being promoted to reserves as land acquisition, resettlement and access rights are secured. The Porus/Victoria Town exploration license area was added to Jamalco’s mining license (SML130) during 2013.

Suriname—Suralco—Caramacca: During 2013, the Suriname Ministry of Mines notified Suralco that it is permitted to continue to mine at Caramacca while the application for renewal of the mining permit is pending Ministry action. Remaining bauxite at Caramacca has been reclassified as resources. Suralco intends to complete the mining of the Caramacca resources during 2014.

Kingdom of Saudi Arabia—Al Ba’itha: Declared reserves are as of March 2011 and are for the South Zone of the Az Zabirah Bauxite Deposit. The reserve tonnage in this declaration is AWAC share only (25.1%). The Al Ba’itha Mine is due to begin production during 2014.

Brazil—Trombetas-MRN: Declared reserves are as of December 31, 2013. The CP Report for December 31, 2013 will be issued in February 2014. Declared and annual production tonnages reflect the total for Alumínio and AWAC shares (18.2%). Declared tonnages are washed product tonnages.

Guinea—Boké-CBG: Declared reserves are as of December 31, 2012 (most current CP Report) less the tonnage for 2013 shipments. 2013 shipment tonnage has been subtracted from the Proven Reserves. CBG issues a JORC compliant CP Report once per year. The CP Report for December 31, 2013 reserves is expected to be issued in March 2014. The declared reserves are based on export quality bauxite reserves. Declared reserve tonnages are based on the AWAC share of CBG’s reserves. Annual production tonnage reported is based on AWAC’s 22.95% share. Declared reserves quality is reported based on total alumina (TAl2O3) and total silica (TSiO2) because CBG export bauxite is sold on this basis. Additional resources are being routinely drilled and modeled to upgrade to reserves as needed.

The following table provides additional information regarding the Company’s bauxite mines:

Mine & Location	Means of Access	Operator	Title, Lease or Options	History	Type of Mine Mineralization Style	Power Source	Facilities, Use & Condition
Australia—Darling Range; Huntly and Willowdale.	Mine locations accessed by roads. Ore is transported to refineries by long distance conveyor and rail.	Alcoa	Mining Lease from the Western Australia Government. ML1SA. Expires in 2024.	Mining began in 1963.	Open-cut mines. Bauxite is derived from the weathering of Archean granites and gneisses and Precambrian dolerite.	Electrical energy from natural gas is supplied by the refinery.	Infrastructure includes buildings for administration and services; workshops; power distribution; water supply; crushers; long distance conveyors. Mines and facilities are operating.
Brazil—Poços de Caldas. Closest town is Poços de Caldas, MG, Brazil.	Mine locations are accessed by road. Ore transport to the refinery is by road.	Alcoa	Mining licenses from the Government of Brazil and Minas Gerais. Company claims and third-party leases. Expire in 2020.	Mining began in 1965.	Open-cut mines. Bauxite derived from the weathering of nepheline syenite and phonolite.	Commercial grid power.

Mining offices and services are located at the refinery.

Numerous small deposits are mined by contract miners and the ore is trucked to either the refinery stockpile or intermediate stockpile area.

Mines and facilities are operating.

Brazil—Juruti Closest town is Juruti located on the Amazon River.	The mine’s port at Juruti is located on the Amazon River and accessed by ship. Ore is transported from the mine site to the port by Company owned rail.	Alcoa	Mining licenses from the Government of Brazil and Pará. Mining rights do not have a legal expiration date. See footnote 4 to the table above. The operating license’s next renewal date is in 2014.	The Juruti deposit
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

At the port: Mine and rail administrative offices and services; port control facilities with stockpiles and ship loader.

Mine and port facilities are operating.

Jamaica—Harmon’s Valley, South Manchester, Porus/Victoria Town. All located in the Parish of Manchester.	The mines are accessed by road. Ore is transported to the refinery by Company rail. The refinery is located near Halse Hall, Clarendon Parish.	Alcoa	Mining licenses from the Government of Jamaica. Expire 2031.	Mining began in 1963.	Open-cut mines.

The karst landscape
from the White
Limestone
Formation of
Eocene to Miocene
age hosts the quasi-
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

Mine, railroad and other facilities are operating.

Suriname— Coermotibo and Onverdacht. Mines are located in the districts of Para and Marowijne.	The mines are accessed by road. Ore is delivered to the refinery by road from the Onverdacht area and by river barge from the Coermotibo area.	Alcoa	Brokopondo
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

Ore mined from several plateaus is crushed and transported to the washing plant by long distance conveyors.

The washing plant is located in the mining zone.

Washed ore is transported to the port area by company owned and operated rail.

At Porto Trombetas the ore is loaded onto customer ships berthed in the Trombetas River. Some ore is dried and the drying facilities are located in the port area.

Mine planning and services and mining equipment workshops are located in the mine zone.

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

port areas are

connected by

sealed road and

company operated
rail. Ore is
transported to the

port at Kamsar by

rail. There are air

strips near both the

mine and port.

These are not
operated by the
company.

CBG	CBG Lease expires in 2038.The lease is renewable in 25 year increments. CBG’s rights are specified within the Basic Agreement and Amendment 1 to the Basic Agreement with the Government of Guinea.	Construction began in 1973. First export ore shipment was in 1973.	Open-cut mines.

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

services; power plant; and water

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

The refinery, smelter and rolling mill are located within the Ras Al Khair industrial zone on the east coast of the Kingdom of Saudi Arabia. First hot metal from the smelter was produced on December 12, 2012. The smelter reached production of 190,000 mtpy in 2013 and is expected to reach full capacity in 2014. The first hot coil from the rolling mill was produced in the fourth quarter of 2013 and the first automotive coil is expected in the fourth quarter of 2014. First production from the mine and refinery is expected in 2014.

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

Glossary of Bauxite Mining Related Terms

Term	Abbreviation	Definition
Alcoa Ore Reserves Committee	AORC	The group within Alcoa, which is comprised of Alcoa geologists and engineers, that specifies the guidelines by which bauxite reserves and resources are classified. These guidelines are used by Alcoa managed mines.
Alumina	Al2O3	A compound of aluminum and oxygen. Alumina is extracted from bauxite using the Bayer Process. Alumina is a raw material for smelters to produce aluminum metal.
AORC Guidelines		The Alcoa guidelines used by Alcoa managed mines to classify reserves and resources. These guidelines are issued by the Alcoa Ore Reserves Committee (AORC).
Available alumina content	AvAl2O3	The amount of alumina extractable from bauxite using the Bayer Process.
Bauxite		The principal raw material (rock) used to produce alumina. Bauxite is refined using the Bayer Process to extract alumina.
Bayer Process		The principal industrial means of refining bauxite to produce alumina.
Bone dry metric ton	bdmt	Tonnage reported on a zero moisture basis.
Coermotibo		The mining area in Suriname containing the deposits of Bushman Hill, CBO Explo, Lost Hill and Remnant.
Competent Persons Report	CP Report	JORC compliant Reserves and Resources Report.
Juruti RN101, RN102, RN103, RN104, #34		Mineral claim areas in Brazil associated with the Juruti mine, within which Alcoa has the mining operating licenses issued by the state.
ML1SA		The Mineral lease issued by the State of Western Australia to Alcoa. Alcoa mines located at Huntly and Willowdale operate within ML1SA.
Onverdacht		The mining area in Suriname containing the deposits of Kaaimangrasi, Klaverblad, Lelydorp1 and Sumau 1.
Open-cut mine		The type of mine in which an excavation is made at the surface to extract mineral ore (bauxite). The mine is not underground and the sky is viewable from the mine floor.
Probable reserve		That portion of a reserve, i.e. bauxite reserve, where the physical and chemical characteristics and limits are known with sufficient confidence for mining and to which various mining modifying factors have been applied. Probable reserves are at a lower confidence level than proven reserves.

Term	Abbreviation	Definition
Proven reserve		That portion of a reserve, i. e. bauxite reserve, where the physical and chemical characteristics and limits are known with high confidence and to which various mining modifying factors have been applied.
Reactive silica	RxSiO2	The amount of silica contained in the bauxite that is reactive within the Bayer Process.
Reserve		That portion of mineralized material, i.e. bauxite, that Alcoa has determined to be economically feasible to mine and supply to an alumina refinery.
Resources		Resources are bauxite occurrences and/or concentrations of economic interest that are in such form, quality and quantity that are reasonable prospects for economic extraction.
Silica	SiO2	A compound of silicon and oxygen.
Total alumina content	TAl2O3	The total amount of alumina in bauxite. Not all of this alumina is extractable or available in the Bayer Process.
Total available alumina	TAA	The total amount of alumina extractable from bauxite by the Bayer Process. Commonly this term is used when there is a hybrid or variant Bayer Process that will refine the bauxite.
Total silica	TSiO2	The total amount of silica contained in the bauxite.

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

[8]

In May 2009, the Suralco alumina refinery announced curtailment of 870,000 mtpy. The decision was made to protect the long-term viability of the industry in Suriname. The curtailment was aimed at deferring further bauxite extraction until additional in-country bauxite resources are developed and market conditions for alumina improve. The refinery currently has approximately 876,000 mtpy of idle capacity.

[9]

Reductions in production at Point Comfort resulted mostly from the effects of curtailments initiated in late 2008 through early 2009, as a result of overall market conditions. The reductions included curtailments of approximately 1,500,000 mtpy. Of that original amount, 340,000 mtpy remain curtailed.

As of December 31, 2013, Alcoa had approximately 1,216,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 18,112,000 mtpy.

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

In November 2005, AWA LLC and Rio Tinto Alcan Inc. signed a Basic Agreement with the Government of Guinea that sets forth the framework for development of a 1.5 million mtpy alumina refinery in Guinea. In 2006, the Basic Agreement was approved by the Guinean National Assembly and was promulgated into law. The Basic Agreement was originally set to expire in November 2008, but was extended to November 2012, and has been recently extended again until 2015. Pre-feasibility studies were completed in 2008. Additional feasibility study work was completed in 2012, and further activities continued in 2013.

In September 2006, Alcoa received environmental approval from the Government of Western Australia for expansion of the Wagerup alumina refinery to a maximum capacity of 4.7 million mtpy, a potential increase of over 2 million mtpy. This approval had a term of 5 years and included environmental conditions that must be satisfied before Alcoa could seek construction approval for the project. The project was suspended in November 2008 due to global economic conditions and the unavailability of a secure long-term energy supply in Western Australia. These constraints continue and as such the project remains under suspension. In May 2012, the Government of Western Australia granted Alcoa a 5 year extension of the original environmental approval. There were no material developments in 2013.

In 2008, AWAC signed a cooperation agreement with Vietnam National Coal-Minerals Industries Group (Vinacomin) in which they agreed to conduct a joint feasibility study of the Gia Nghia bauxite mine and alumina refinery project located in Vietnam’s Central Highlands. The cooperation between AWAC and Vinacomin on Gia Nghia is subject to approval by the Government of Vietnam. If established, the Gia Nghia venture is expected to be 51% owned by Vinacomin, 40% by AWAC and 9% by others. There were no material developments in 2013.

Primary Aluminum Facilities and Capacity

The Company’s primary aluminum smelters and their respective capacities are shown in the following table:

Alcoa Worldwide Smelting Capacity

Country	Facility	Owners (% Of Ownership)	Nameplate Capacity[1] (000 MTPY)		Alcoa Consolidated Capacity[2] (000 MTPY)
Australia	Point Henry	AofA (100%)	190		190	[3]
	Portland	AofA (55%) CITIC[4] (22.5%) Marubeni[4] (22.5%)	358		197	[3,5]
Brazil	Poços de Caldas	Alumínio (100%)	96		96	[6]
	São Luís (Alumar)	Alumínio (60%) BHP Billiton[4] (40%)	447		268	[6]
Canada	Baie Comeau, Québec	Alcoa (100%)	280	[7]	280
	Bécancour, Québec	Alcoa (74.95%) Rio Tinto Alcan Inc.[8] (25.05%)	413		310
	Deschambault, Québec	Alcoa (100%)	260		260
Iceland	Fjarðaál	Alcoa (100%)	344		344
Italy	Portovesme	Alcoa (100%)	150	[9]	150
Norway	Lista	Alcoa (100%)	94		94
	Mosjøen	Alcoa (100%)	188		188
Spain	Avilés	Alcoa (100%)	93	[10]	93
	La Coruña	Alcoa (100%)	87	[10]	87
	San Ciprián	Alcoa (100%)	228		228
United States	Evansville, IN (Warrick)	Alcoa (100%)	269		269
	Massena East, NY	Alcoa (100%)	84	[11]	84
	Massena West, NY	Alcoa (100%)	130		130
	Mount Holly, SC	Alcoa (50.33%) Century Aluminum Company[4] (49.67%)	229		115
	Rockdale, TX	Alcoa (100%)	191	[12]	191
	Ferndale, WA (Intalco)	Alcoa (100%)	279	[13]	279
	Wenatchee, WA	Alcoa (100%)	184	[14]	184
TOTAL			4,594		4,037

[1]	Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production.

[2]	The figures in this column reflect Alcoa’s share of production from these facilities.

[3]	Figures include the minority interest of Alumina Limited in facilities owned by AofA. From these facilities, Alcoa takes 100% of the production allocated to AofA.

[4]	The named company or an affiliate holds this interest.

[5]

In December 2008, approximately 15,000 mtpy annualized production was idled at the Portland facility due to overall market conditions. In July 2009, an additional 15,000 mtpy annualized production was idled, again, due to overall market conditions. This production remains idled.

[6]

In August 2013, Alcoa initiated the temporary curtailment of 31,000 mtpy at its Poços de Caldas smelter and 97,000 mtpy at its São Luís (Alumar) smelter. This action was completed by the end of September 2013. An additional 3,000 mtpy was temporarily curtailed at the Poços de Caldas smelter by the end of 2013.

[7]

In mid-May 2013, in connection with the announcement of a revised modernization plan schedule for the Baie-Comeau smelter, Alcoa stated that it would permanently close the plant’s two Soderberg potlines. The closure, which was completed in August, involved 105,000 mtpy of capacity and was part of the 460,000 mtpy of smelting capacity Alcoa announced was under review in May 2013.

[8]	Owned through Rio Tinto Alcan Inc.’s interest in Pechiney Reynolds Québec, Inc., which is owned by Rio Tinto Alcan Inc. and Alcoa.

[9]

In January 2012, as part of a restructuring of Alcoa’s global smelting system, Alcoa announced that it had decided to curtail operations at the Portovesme smelter during the first half of 2012. In March 2012, Alcoa decided to delay the curtailment of the Portovesme smelter until the second half of 2012 based on negotiations with the Italian government and other stakeholders. In the third quarter of 2012, Alcoa began the process of curtailing the Portovesme smelter, and it has since been fully curtailed as of November 2012 with all 150,000 mtpy idled. This action may lead to the permanent closure of the Portovesme facility; however, Alcoa will keep the smelter in restart condition through June 2014.

[10]

In January 2012, Alcoa announced its intention to partially and temporarily curtail its Avilés and La Coruña smelters. The partial curtailments were completed in the first half of 2012. As a result of a modification to the load interruptibility regime then in place in the Spanish power market, Alcoa restarted a portion (27,000 mtpy combined for Avilés and La Coruña) of the capacity previously curtailed in the first half of 2012 in order to meet the requirements of the modified interruptibility regime. 35,000 mtpy and 27,000 mtpy remain curtailed at Avilés and La Coruña, respectively. See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for more information.

[11]

In August 2013, Alcoa announced the permanent closure of one potline representing 41,000 mtpy at the Massena East facility. In addition, in January 2014, Alcoa announced the permanent shutdown and demolition of the remaining two potlines (capacity of 84,000 mtpy) that employ Soderberg technology at the smelter. The two Soderberg potlines will be fully shut down by the end of the first quarter of 2014.

[12]

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

[13]	Approximately half of one potline at the Intalco smelter remains idled, approximately 49,000 mtpy.

[14]	One potline at the Wenatchee smelter remains idled, or approximately 41,000 mtpy.

As of December 31, 2013, Alcoa had approximately 655,000 mtpy of idle capacity against total Alcoa Consolidated Capacity of 4,037,000 mtpy.

In June 2013, Alcoa announced its intention to permanently close the Fusina, Italy smelter. The closure is in addition to the 460,000 mtpy of operating smelting capacity that the company announced was under review in May 2013.

As noted above, Alcoa and Ma’aden have developed an aluminum smelter in the Kingdom of Saudi Arabia. The smelter is expected to have an initial capacity of ingot, slab and billet of 740,000 mtpy. First hot metal was produced on December 12, 2012 and the smelter reached production of 190,000 mtpy in 2013. In October 2013, Alcoa announced that it had halted production on one of two potlines. The temporary shutdown was undertaken after a period of pot instability. The joint venture is actively working to restore the potline, and it is expected to be completed and back online between the first and second quarter of 2014. The second potline is operating at capacity. There is no impact to any other part of the joint venture project.

In 2013, Alcoa and the Brunei Economic Development Board agreed to further extend an existing Memorandum of Understanding (MOU) to enable more detailed studies into the feasibility of establishing a modern, gas-powered aluminum smelter in Brunei Darussalam.

In November 2013, following elections in Greenland, the parliament approved changes to framework legislation affecting large scale projects. The impact of those changes on the economic feasibility of the proposed integrated hydro system-aluminum smelter now requires evaluation.

The MOU with the Government of Angola for the feasibility study of an aluminum smelter and related power assets has expired, and will not be extended.

Global Rolled Products

The principal business of the Company’s Global Rolled Products segment is the production and sale of aluminum plate, sheet, and specialty foil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market. This segment also includes sheet and plate used in the aerospace, automotive, brazing, commercial transportation, and building and construction markets.

As noted above, Alcoa and Ma’aden are developing a rolling mill in the Kingdom of Saudi Arabia. In 2010, the joint venture entity, Ma’aden Rolling Company, signed project financing for its rolling mill and broke ground on the construction of the mill. Initial capacity is approximately 380,000 mtpy. The rolling mill produced its first coil at the end of 2013. In March 2012, Alcoa and Ma’aden announced commencement of work to extend the product mix of their aluminum complex currently under construction, enabling the two companies to include capability for producing approximately 100,000 mt of a wide range of products suitable for further downstream manufacturing in the complex’s product lines. The products include automotive heat-treated and non-heat-treated sheet, building and construction sheet and foil stock sheet. The line is expected to start production by the end of 2014.

In January 2011, Alcoa and China Power Investment Corporation (CPI) signed an MOU followed by a Letter of Intent that provides a framework for the creation of a joint venture which includes a focus on producing high-end fabricated aluminum products in China. In February 2012, Alcoa and CPI announced that they finalized an agreement to establish a joint venture company to produce high-end fabricated aluminum products in China. The new joint venture company, Alcoa CPI Aluminum Investment Co. Ltd., with its headquarters in Shanghai, was established in November 2012 and is majority owned and managed by Alcoa. In 2014, during the next phase of this joint venture, three Alcoa businesses will be integrated into the new joint venture company. These three businesses include a brazing sheet facility located in Kunshan, China and a can sheet facility located in Qinhuangdao, China. The third business is discussed below, under the Engineered Products and Solutions segment.

In order to meet rising demand for aluminum auto sheet from the automotive market, the Company invested in a $300 million expansion of its Davenport Works plant. The expansion was completed on time and on budget, with the first coil produced in December 2013. The expansion is creating an additional 150 full time jobs in Davenport. An economic development incentive package from the Iowa Department of Economic Development helped secure the selection of Davenport for the expansion.

In addition, the Company broke ground on a $275 million expansion of its Tennessee operations in August 2013. This expansion will convert some of the plant’s existing can sheet capacity to high-strength aluminum automotive sheet capacity, as well as install incremental automotive capacity. Once completed in mid-2015, the expansion will create an additional 200 full time jobs in Alcoa, Tennessee.

On August 31, 2012, Alcoa assumed full control and ownership of Evermore Recycling LLC from its prior joint venture partner, Novelis Corporation, and integrated it into the Company.

Global Rolled Products Principal Facilities

Country	Location	Owners[1],2 (% Of Ownership)	Products
Australia	Point Henry	Alcoa (100%)	Sheet
	Yennora	Alcoa (100%)	Sheet
Brazil	Itapissuma	Alcoa (100%)	Foil Products/Sheet and Plate
China	Kunshan	Alcoa (70%) Shanxi Yuncheng Engraving Group (30%)	Sheet and Plate
	Qinhuangdao[2]	Alcoa (100%)	Sheet and Plate
France	Castelsarrasin	Alcoa (100%)	Sheet and Plate
Hungary	Székesfehérvár	Alcoa (100%)	Sheet and Plate/Slabs
Italy	Fusina	Alcoa (100%)	Sheet and Plate
Russia	Belaya Kalitva	Alcoa (100%)	Sheet and Plate
	Samara	Alcoa (100%)	Sheet and Plate
Spain	Alicante	Alcoa (100%)	Sheet and Plate
	Amorebieta	Alcoa (100%)	Sheet and Plate
United Kingdom	Birmingham	Alcoa (100%)	Plate
United States	Davenport, IA	Alcoa (100%)	Sheet and Plate
	Danville, IL	Alcoa (100%)	Sheet and Plate
	Newburgh, IN	Alcoa (100%)	Sheet
	Hutchinson, KS	Alcoa (100%)	Sheet and Plate
	Lancaster, PA	Alcoa (100%)	Sheet and Plate
	Alcoa, TN	Alcoa (100%)	Sheet
	Texarkana, TX	Alcoa (100%)	Sheet and Plate[3]

[1]	Facilities with ownership described as “Alcoa (100%)” are either leased or owned by the Company.

[2]	Leased property or partially leased property.

[3]	The Texarkana rolling mill facility has been idle since September 2009 due to a continued weak outlook in common alloy markets.

Engineered Products and Solutions

This segment represents Alcoa’s downstream operations and includes titanium, aluminum, and super alloy investment castings; fasteners; aluminum wheels; integrated aluminum structural systems; architectural extrusions; and forgings and hard alloy extrusions. These products, which are used in the aerospace, automotive, building and construction, commercial transportation, power generation, and industrial markets, are sold directly to customers and through distributors.

In 2012, Alcoa announced that it will expand its aluminum lithium capacity and capabilities and began construction of a $90 million greenfield facility adjacent to its Lafayette, Indiana plant. When completed, the facility will produce more than 20,000 mt of aluminum lithium and be capable of casting round and rectangular ingot for rolled, extruded, and forged applications. The facility is expected to cast its first aluminum lithium cast products by the end of 2014. Alcoa completed expanding aluminum lithium production at its Technical Center in Alcoa Center, PA in the third quarter of 2012. In June of 2013, Alcoa also completed its expansion at its Kitts Green plant in the United Kingdom, creating additional aluminum lithium casting capacity.

Alcoa and VSMPO-AVISMA Corporation signed a cooperation agreement in October 2013, which will allow the companies to meet growing demand for high-end titanium and aluminum products for aircraft manufacturers worldwide. Once formed, the new joint venture will focus on manufacturing high-end aerospace products, such as landing gear and forged wing components, at Alcoa’s plant in Samara, Russia. The joint venture is expected to be operational in 2016.

As discussed above, in accordance with the February 2012 agreement between Alcoa and CPI, the parties created a joint venture company in November 2012, to produce high-end fabricated aluminum products in China. Three Alcoa businesses in total will be integrated into this company in 2014, during the next phase of the joint venture. One of these businesses will be an aerospace and industrial fastener facility located in Suzhou, China. The other two businesses are discussed above, under the Global Rolled Products segment.

Engineered Products and Solutions Principal Facilities

Country	Facility	Owners[1,2] (% Of Ownership)	Products
Australia	Oakleigh	Alcoa (100%)	Fasteners
Canada	Georgetown, Ontario[2]	Alcoa (100%)	Aerospace Castings
	Laval, Québec	Alcoa (100%)	Aerospace Castings
	Lethbridge, Alberta	Alcoa (100%)	Architectural Products
	Pointe Claire, Québec	Alcoa (100%)	Architectural Products
	Vaughan, Ontario[2]	Alcoa (100%)	Architectural Products
China	Suzhou[2]	Alcoa (100%)	Fasteners/Forgings and Extrusions
France	Dives-sur-Mer	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Evron	Alcoa (100%)	Aerospace and Specialty Castings
	Gennevilliers	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Guérande[2]	Alcoa (100%)	Architectural Products
	Lézat-sur-Lèze[2]	Alcoa (100%)	Architectural Products
	Merxheim[2]	Alcoa (100%)	Architectural Products
	Montbrison	Alcoa (100%)	Fasteners
	St. Cosme-en-Vairais[2]	Alcoa (100%)	Fasteners
	Toulouse	Alcoa (100%)	Fasteners
	Us-par-Vigny	Alcoa (100%)	Fasteners
	Vendargues[2]	Alcoa (100%)	Architectural Products
Germany	Hannover[2]	Alcoa (100%)	Extrusions
	Hildesheim-Bavenstedt[2]	Alcoa (100%)	Fasteners
	Iserlohn	Alcoa (100%)	Architectural Products
	Kelkheim[2]	Alcoa (100%)	Fasteners
Hungary	Nemesvámos	Alcoa (100%)	Fasteners
	Székesfehérvár	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings and Forgings
Japan	Jōetsu City[2]	Alcoa (100%)	Forgings
	Nomi	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
Netherlands	Harderwijk[2]	Alcoa (100%)	Architectural Products
Mexico	Ciudad Acuña[2]	Alcoa (100%)	Aerospace Castings/Fasteners
	Monterrey	Alcoa (100%)	Forgings
Morocco	Casablanca[2]	Alcoa (100%)	Fasteners
	Casablanca[2]	Alcoa (67%) Ahmed Hattabi (33%)	Architectural Products

Country	Facility	Owners[1,2] (% Of Ownership)	Products
Russia	Belaya Kalitva[3]	Alcoa (100%)	Extrusions and Forgings
	Samara[3]	Alcoa (100%)	Extrusions and Forgings
South Korea	Kyoungnam	Alcoa (100%)	Extrusions
Spain	Irutzun[2]	Alcoa (100%)	Architectural Products
United Kingdom	Exeter[2]	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings and Alloy
	Leicester[2]	Alcoa (100%)	Fasteners
	Redditch[2]	Alcoa (100%)	Fasteners
	Runcorn	Alcoa (100%)	Architectural Products
	Telford	Alcoa (100%)	Fasteners
United States	Springdale, AR2	Alcoa (100%)	Architectural Products
	Chandler, AZ	Alcoa (100%)	Extrusions
	Tucson, AZ2	Alcoa (100%)	Fasteners
	Carson, CA2	Alcoa (100%)	Fasteners
	City of Industry, CA2	Alcoa (100%)	Fasteners
	Fullerton, CA2	Alcoa (100%)	Fasteners
	Newbury Park, CA	Alcoa (100%)	Fasteners
	Sylmar, CA	Alcoa (100%)	Fasteners
	Torrance, CA	Alcoa (100%)	Fasteners
	Visalia, CA	Alcoa (100%)	Architectural Products
	Branford, CT	Alcoa (100%)	Aerospace Coatings
	Winsted, CT	Alcoa (100%)	Aerospace Machining
	Eastman, GA	Alcoa (100%)	Architectural Products
	Lafayette, IN	Alcoa (100%)	Extrusions
	LaPorte, IN	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Baltimore, MD2	Alcoa (100%)	Extrusions
	Whitehall, MI	Alcoa (100%)	Aerospace/Industrial Gas Turbine Castings Coatings/Ti Alloy and Specialty Products
	Dover, NJ	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings and Alloy
	Kingston, NY2	Alcoa (100%)	Fasteners
	Massena, NY	Alcoa (100%)	Extrusions
	Barberton, OH	Alcoa (100%)	Forgings/Ingot Castings
	Chillicothe, OH	Alcoa (100%)	Forgings
	Cleveland, OH	Alcoa (100%)	Forgings
	Alcoa Center, PA	Alcoa (100%)	Ingot Castings
	Bloomsburg, PA	Alcoa (100%)	Architectural Products
	Cranberry, PA	Alcoa (100%)	Architectural Products
	Morristown, TN2	Alcoa (100%)	Aerospace and Industrial Gas Turbine Ceramic Products
	Denton, TX2	Alcoa (100%)	Forgings
	Waco, TX2	Alcoa (100%)	Fasteners
	Wichita Falls, TX	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings
	Hampton, VA2	Alcoa (100%)	Aerospace and Industrial Gas Turbine Castings

[1]	Unless otherwise noted, facilities with ownership described as “Alcoa (100%)” are owned by the Company.

[2]	Leased property or partially leased property.

[3]	The operating results of this facility are reported in the Global Rolled Products segment.

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

Sources and Availability of Raw Materials

The major raw materials purchased in 2013 for each of the Company’s reportable segments are listed below.

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

For each metric ton of alumina produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per MT of Alumina
Bauxite	mt	2.2 – 3.8
Caustic soda	kg	50 – 120
Electricity	kWh	180 – 270 (global average of 230)
Fuel oil and natural gas	GJ	6.5 – 12
Lime (CaO)	kg	7 – 60

For each metric ton of aluminum produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per MT of Aluminum
Alumina	mt	1.92 ±0.02
Aluminum fluoride	kg	16.5 ±6.5
Calcined petroleum coke	mt	0.37 ±0.02
Cathode blocks	mt	0.006 ±0.002
Electricity	kWh	12900 – 17000
Liquid pitch	mt	0.10 ±0.03
Natural gas	mcf	3.5 ±1.5

Explanatory Note: Certain aluminum produced by Alcoa also includes alloying materials. Because of the number of different types of elements that can be used to produce Alcoa’s various alloys, providing a range of such elements would not be meaningful. With the exception of a very small number of internally used products, Alcoa produces its alloys in adherence to an Aluminum Association standard. The Aluminum Association, of which Alcoa is an active member, uses a specific designation system to identify alloy types. In general, each alloy type has a major alloying element other than aluminum but will also have other constituents as well, but of lesser amounts.

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

North America – Electricity

The Deschambault, Baie Comeau, and Bécancour smelters in Québec purchase electricity under existing contracts that run through 2015, which will be followed by long-term contracts with Hydro-Québec first executed in December 2008, revised twice, in 2012 and 2013, and expiring in 2040, provided that Alcoa completes the modernization of the Baie Comeau smelter by September 2019. The smelter located in Baie Comeau, Québec completed the permanent closure of its two remaining Soderberg potlines in September 2013, consequently reducing its annual production by 105,000 metric tons. Following this curtailment, the Baie-Comeau smelter now purchases approximately 74% of its power needs under the Hydro-Québec contract, and the remainder from a 40% owned hydroelectric generating company, Manicougan Power Limited Partnership. Furthermore, in October 2013, Alcoa provided Hydro-Québec with advanced notification to reduce to close to zero its purchasing obligation under the power contracts for the three smelters effective at the end of 2014. Alcoa’s provision of such advanced notification to Hydro-Québec does not require Alcoa to reduce its electricity consumption accordingly. However, providing such notification ensures that Alcoa would have the right to do so if it deems such an action to be necessary.

The Company’s wholly-owned subsidiary, Alcoa Power Generating Inc. (APGI), generates approximately 29% of the power requirements for Alcoa’s smelters operating in the U.S. The Company generally purchases power under long-term contracts. APGI owns and operates the Yadkin hydroelectric project, consisting of four dams in North Carolina, and the Warrick coal-fired power plant located in Indiana.

For several years, APGI has been pursuing a new long-term license for the Yadkin hydroelectric project from the Federal Energy Regulatory Commission (FERC). In 2007, APGI filed with the Federal Energy Regulatory Commission (FERC) a Relicensing Settlement Agreement signed by a majority of interested stakeholders that broadly resolved open issues. The National Environmental Policy Act process is complete, with a final environmental impact statement having been issued in April 2008. The remaining requirement for relicensing was the issuance by North Carolina of the required water quality certification under Section 401 of the Clean Water Act. North Carolina’s Department of Environment and Natural Resources (DENR) issued a Section 401 water quality certification on May 7, 2009, but it was appealed and has been stayed since late May 2009 pending substantive determination on the appeal. In September 2012, APGI filed a new application for a 401 certificate seeking a fresh review of its application. However, on August 2, 2013, the State of North Carolina filed suit in state court seeking a declaratory ruling that it, not APGI, owns the Yadkin riverbed beneath the hydroelectric project as well as a portion of the project dams. Upon the filing of the lawsuit, the DENR denied APGI’s 401 certificate, asserting that it cannot review the application given the dispute over ownership of the lands and the project. APGI has appealed that denial in the administrative court of North Carolina and has also informed FERC of the appeal, a necessary step to demonstrate that the relicensing proceeding remains pending before FERC. APGI removed the riverbed lawsuit to federal court in 2013.

Pending completion of the relicensing process, APGI received year-to-year license renewals from FERC starting in May 2008, and will continue to operate under annual licenses until a new Section 401 certification is issued and the FERC relicensing process is complete. Since the permanent closure of the Badin, North Carolina smelter, power generated from APGI’s Yadkin system is largely being sold to an affiliate, Alcoa Power Marketing LLC, and then sold into the wholesale market. Proceeds from sales to the wholesale market are used to offset higher priced power contracts at other U.S. operations.

APGI generates substantially all of the power used at the Company’s Warrick, Indiana smelter using nearby coal reserves. Since May 2005, Alcoa has owned the nearby Friendsville, Illinois coal reserves, with the Friendsville Mine being operated by Vigo Coal Company, Inc. The Friendsville Mine is producing approximately one million tons of coal per year. In June 2011, the Red Brush West Mine, owned by Alcoa and operated by Vigo Coal, was opened and produced approximately 60,000 tons per month over an eighteen-month period, but operation ceased in 2013. In the second quarter of 2013, Liberty Mine, also owned by Alcoa and operated by Vigo Coal, began producing coal and is operating at a level of approximately one million tons per year. Friendsville and Liberty Mines together combine to supply 95% of the power plant’s future needs. The balance of the coal used is royalty coal or purchased coal from the Illinois basin.

In the State of Washington, Alcoa’s Wenatchee smelter operates under a contract with Chelan County Public Utility District (Chelan PUD) under which Alcoa receives approximately 26% of the hydropower output of Chelan PUD’s Rocky Reach and Rock Island dams.

Starting on January 1, 2013, the Intalco smelter began receiving physical power from the Bonneville Power Administration (BPA) pursuant to a new contract executed between Alcoa and BPA, under which Alcoa receives physical power at the Northwest Power Act mandated industrial firm power (IP) rate through September 30, 2022.

Prior to 2007, power for the Rockdale smelter in Texas was historically supplied from Company-owned generating units and units owned by Luminant Generation Company LLC (formerly TXU Generation Company LP) (Luminant), both of which used lignite supplied by the Company’s Sandow Mine. Upon completion of lignite mining in the Sandow Mine in 2005, lignite supply transitioned to the formerly Alcoa-owned Three Oaks Mine. The Company retired its three wholly-owned generating units at Rockdale (Sandow Units 1, 2 and 3) in late 2006, and transitioned to an arrangement under which Luminant is to supply all of the Rockdale smelter’s electricity requirements under a long-term power contract that does not expire until at least the end of 2038, with the parties having the right to terminate the contract after 2013 if there has been an unfavorable change in law or after 2025 if the cost of the electricity exceeds the market price. In August 2007, Luminant and Alcoa closed on the definitive agreements under which Luminant has constructed and operates a new circulating fluidized bed power plant (Sandow Unit 5) adjacent to the existing Sandow Unit 4 and, in September 2007, on the sale of Three Oaks Mine to Luminant. Concurrent with entering into the agreements under which Luminant constructed and operates Sandow Unit 5, Alcoa and Luminant entered into a power purchase agreement whereby Alcoa purchased power from Luminant. That Sandow Unit 5 power purchase agreement was terminated by Alcoa, effective December 1, 2010. In June 2008, Alcoa temporarily idled half of the capacity at the Rockdale smelter and in November 2008 curtailed the remainder of Rockdale’s smelting capacity. In late 2011, Alcoa announced that it would permanently close two of the six idled potlines at its Rockdale, Texas smelter. Demolition and remediation activities related to these actions began in the first half of 2012 and were completed in 2013. In August 2012, Alcoa and the Lower Colorado River Authority (LCRA) announced that they had entered into an agreement whereby Alcoa would sell to LCRA all of the real estate associated with the Rockdale location, along with all of Alcoa’s surface and groundwater rights and certain plant and equipment assets (other than the smelter and atomizer), and assign Alcoa’s power contracts with Luminant to LCRA. After conducting due diligence associated with the proposed transaction, LCRA decided not to pursue the proposed transaction and allowed the agreement to terminate in May 2013.

In the Northeast, the purchased power contracts for both the Massena East and Massena West smelters in New York expired on December 31, 2013, subject to their terms and conditions. Commencing on January 1, 2014, the Massena smelters receive physical power pursuant to a new thirty-year energy contract executed between Alcoa and the New York Power Authority (NYPA), as amended in January 2011. The January 2011 amendment provides Alcoa additional time to complete the design and engineering work for its Massena East modernization plan. Implementation of the Massena East modernization plan is subject to further approval of the Alcoa Board of Directors. Alcoa announced on January 15, 2014 the accelerated closure of the remaining potlines at its Massena East smelter.

The Mt. Holly smelter in South Carolina purchases electricity from Santee Cooper under a contract that was amended and restated in 2012, and expires December 31, 2015. The contract includes a provision for follow-on service at the then current rate schedule for industrial customers.

Australia – Electricity

Power is generated from extensive brown coal deposits covered by a long-term mineral lease held by AofA, and that power currently provides approximately 40% of the electricity for AofA’s Point Henry smelter. The State Electricity Commission of Victoria (SECV) provides the remaining power for this smelter, and all power for the Portland smelter, under contracts with Alcoa Portland Aluminium Pty Ltd, a wholly-owned subsidiary of AofA, in respect of its interest in Portland, that extend to 2014 and 2016, respectively. Upon the expiration of these contracts, both smelters will purchase power from the Australian National Energy Market (NEM) variable spot market. In March 2010, AofA and Eastern Aluminium (Portland) Pty Ltd (in respect of the Portland Smelter only) separately entered into fixed for floating swap contracts with Loy Yang Power in order to manage exposure to variable energy rates from the NEM for the Point Henry and Portland smelters. The fixed for floating swap contract with Loy Yang Power for the Point Henry smelter was terminated in 2013. The fixed for floating swap contract with Loy Yang Power for the Portland smelter commences from the date of expiration of the current contract with the SECV and is in place until December 2036.

Brazil – Electricity

The Alumar smelter is partially supplied by Centrais Elétricas do Norte do Brasil S.A. (Eletronorte) under a long-term power purchase agreement originally expiring in December 2024. Eletronorte has supplied the Alumar smelter from the beginning of its operations in 1984. Since 2006, Alumínio’s power needs of the Poços de Caldas smelter have been supplied from self-generated energy. In March 26, 2012, the Eletronorte contract supply was reduced from 423 MW to 263 MW. In March 2012, Alumínio declared that the Eletronorte contract will be terminated by March 31, 2014 and alternatives for supplying the remaining power needs of both smelters are being analyzed.

Alumínio owns a 25.74% stake in Consórcio Machadinho, which is the owner of the Machadinho hydroelectric power plant located in southern Brazil. Alumínio’s share of the plant’s output is supplied to the Poços de Caldas smelter, and is sufficient to cover 55% of its operating needs at full capacity.

Alumínio has a 42.18% interest in Energética Barra Grande S.A.(BAESA), which built the Barra Grande hydroelectric power plant in southern Brazil. Alumínio’s share of the power generated by BAESA covers the remaining power needs of the Poços de Caldas smelter and a portion of the power needs of Alumínio’s interest in the Alumar smelter.

Alumínio also has 34.97% share in Serra do Facão in the southeast of Brazil, which began commercial generation in July 2010. Alumínio’s share of the Serra do Facão output is currently being sold in the market. Starting April 1, 2014, when the existing contract with Eletronorte is terminated, this share of the power from Serra do Facao will supply the Alumar smelter, replacing power currently being purchased from Eletronorte.

Alumínio is also participating in the Estreito hydropower project in northern Brazil, holding a 25.49% share, which began commercial operations with its first turbine in 2011. Its eighth and last turbine became operational in March 2013. Aluminio’s share of the plant’s output is supplied to the Alumar smelter which replaced the 160 MW Eletronorte power contract reduction on March 26, 2012.

With Machadinho, Barra Grande, Serra do Facão and Estreito, Alumínio’s power self-sufficiency is approximately 70%, to meet a total energy demand of approximately 690 MW from Brazilian primary aluminum plants at full capacity.

Consortia in which Alumínio participates have received concessions for the Pai Querê hydropower project in southern Brazil (Alumínio’s share is 35%). Development of this concession has not yet begun.

Europe – Electricity

Alcoa’s smelters at San Ciprián, La Coruña and Avilés, Spain purchase electricity under bilateral power contracts. The contracts that commenced in May 2009 expired on December 31, 2012 and have been replaced with new bilateral contracts commencing on January 1, 2013. The contracts for San Ciprián and Avilés smelters each have a 4 year term (expiring December 31, 2016). The contract for the La Coruña smelter, originally for one year, has been extended for an additional year (expiring December 31, 2014). Prior to the establishment of power supply under the bilateral contracts, Alcoa was supplied under a regulated power tariff. On January 25, 2007, the European Commission (EC) announced that it has opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with European Union (EU) state aid rules. Alcoa operated in Spain for more than ten years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and it is focused both on the energy-intensive consumers and the distribution companies. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in that tariff system. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts. On February 4, 2014, the EC announced a decision in this matter stating that the electricity tariffs granted by Spain for year 2005 do not constitute unlawful state aid. Due to the high cost position of the La Coruña and Avilés smelters, combined with rising raw material costs and falling aluminum prices, in early January 2012, Alcoa announced its intentions to partially and temporarily curtail its La Coruña and Avilés, Spain smelters. The partial curtailments were completed in the first half of 2012. As a result of a modification to the load interruptibility regime currently in place in the Spanish power market, in the first quarter of 2013, Alcoa restarted a portion (25,000 mpty combined for Avilés and La Coruña) of the capacity previously curtailed in the first half of 2012 to meet the requirements of the modified interruptibility regime. See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for more information.

Alcoa owns two smelters in Norway, Lista and Mosjøen, which have long-term power arrangements in place that continue until the end of 2019.

Iceland – Electricity

Alcoa’s Fjarðaál smelter in eastern Iceland began operation in 2007. Central to those operations is a forty-year power contract under which Landsvirkjun, the Icelandic national power company, built the Kárahnjúkar dam and hydropower project, and supplies competitively priced electricity to the smelter. In late 2009, Iceland imposed two new taxes on power intensive industries, both for a period of three years, from 2010 through 2012. One tax is based on energy consumption; the other is a pre-payment of certain other charges, and will be recoverable from 2013 through 2015. In 2012, Iceland extended the energy consumption tax though 2015.

Spain – Natural Gas

In order to facilitate the full conversion of the San Ciprian, Spain alumina refinery from fuel oil to natural gas, in October 2013, Alumina Española SA (AE) and Gas Natural Transporte SDG SL (GN) signed a take or pay gas pipeline utilization agreement. Pursuant to that agreement, the ultimate shareholders of AE, Alcoa Inc. and Alumina Limited, have agreed to guarantee the payment of AE’s contracted gas pipeline utilization over the four years of the commitment period in the event AE fails to do so, each shareholder being responsible for its respective proportionate share (i.e., 60/40). Such commitment will come into force six months after the gas pipeline is put into operation by GN. It is expected that the gas pipeline will be completed by January 2015.

North America – Natural Gas

In order to supply its refinery and smelters in the U.S. and Canada, Alcoa generally procures natural gas on a competitive bid basis from a variety of sources including producers in the gas production areas and independent gas marketers. For Alcoa’s larger consuming locations in Canada and the U.S., the gas commodity and the interstate pipeline transportation are procured to provide increased flexibility and reliability. Contract pricing for gas is typically based on a published industry index or New York Mercantile Exchange (NYMEX) price. The Company may choose to reduce its exposure to NYMEX pricing by hedging a portion of required natural gas consumption.

Australia – Natural Gas

AofA holds a 20% equity interest in a consortium that bought the Dampier-to-Bunbury natural gas pipeline in October 2004. This pipeline transports gas from the northwest gas fields to AofA’s alumina refineries and other users in the Southwest of Western Australia. AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries. More than 90% of AofA’s gas requirements for the remainder of the decade are secured under long-term contracts. AofA is considering multiple supply options to replace expiring contracts, including investing directly in projects that have the potential to deliver cost-based gas.

Energy Facilities

The following table sets forth the electricity generation capacity and 2013 generation of Company-owned facilities:

Country	Facility	Alcoa Consolidated Capacity (MW)	2013 Generation (MWh)
Australia	Anglesea	150	979,732
Brazil	Barra Grande	161	1,282,905
	Estreito	159	1,299,578
	Machadinho	119	1,323,214
	Serra do Facão	64	173,331
Canada	Manicouagan	132	1,161,285
Suriname	Afobaka	156	1,091,246
United States	Warrick	524	4,399,091
	Yadkin	215	1,064,174
TOTAL		1,680	12,774,556

Patents, Trade Secrets and Trademarks

The Company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The Company’s rights under its patents, as well as the products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. The patents owned by Alcoa generally concern particular products or manufacturing equipment or techniques. Alcoa’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. At the end of 2013, the Company’s worldwide patent portfolio consisted of approximately 794 pending patent applications and 1,980 granted patents.

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

Competitive Conditions

Alcoa is subject to highly competitive conditions in all aspects of its aluminum and non-aluminum businesses. Competitors include a variety of both U.S. and non-U.S. companies in all major markets. Price, quality, and service are the principal competitive factors in Alcoa’s markets. Where aluminum products compete with other materials—such as steel and plastics for automotive and building applications; magnesium, titanium, composites, and plastics for aerospace and defense applications—aluminum’s diverse characteristics, particularly its strength, light weight, recyclability, and flexibility are also significant factors. For Alcoa’s segments that market products under Alcoa’s brand names, brand recognition, and brand loyalty also play a role. In addition Alcoa’s competitive position depends, in part, on the Company’s access to an economical power supply to sustain its operations in various countries.

Research and Development

Alcoa, a light metals technology leader, engages in research and development programs that include process and product development, and basic and applied research. Expenditures for research and development (R&D) activities were $192 million in 2013, $197 million in 2012, and $184 million in 2011.

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

During 2013, the Company continued to work on new developments for a number of strategic projects in all business segments. In Primary Metals, progress was made on inert anode technology with tests carried out on a pilot scale. Progress has been successful in many respects as a result of full pot testing of anode assemblies, although technical and cost targets remain to be achieved. If the technology proves to be commercially feasible, the Company believes that it would result in significant operating cost savings, and generate environmental benefits by reducing certain emissions and eliminating carbon dioxide. No timetable has been established for commercial use. The Company is also continuing to develop the carbothermic aluminum process, which is in the research and development phase. The technology holds the potential to produce aluminum at a lower cost, driven by reduced conversion costs, lower energy requirements and lower emissions at a lower capital cost than traditional smelting.

The Company continued its progress leveraging new science and technologies in 2013. For example, a new, higher strength wheel alloy (MagnaForce™) was developed for next generation wheels, as was the development and deployment of a more corrosion resistant, more environmentally friendly Dura-Bright EVO™ surface treatment. In addition, the Company expects to launch in 2014 a commercial truck wheel using the MagnaForce™ alloy.

A number of products were commercialized in 2013 including new fasteners, aluminum lithium (Al-Li) and more traditional 7xxx series alloys for various aerospace applications, numerous innovations in the building and construction market for enhanced thermal performance and increased functionality. New, high strength foundry alloys are being tested at multiple automotive OEMs. The Company continues to develop its Micromill™ technology and ran numerous customer trials in the RCS, automotive and packaging markets. The Company has also continued to externally license technology including the A951 pretreatment technology, shaping technology, and Colorkast™ products for the consumer electronics segment. In addition, the Company licensed its natural wastewater treatment technology to Bauer Resources GmbH in 2013.

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

Environmental Matters

Information relating to environmental matters is included in Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 122-126. Approved capital expenditures for new or expanded facilities for environmental control are approximately $55 million for 2014 and $12 million for 2015.

Employees

Total worldwide employment at the end of 2013 was approximately 60,000 employees in 30 countries. About 40,000 of these employees are represented by labor unions. The Company believes that relations with its employees and any applicable union representatives generally are good.

In the U.S., approximately 9,500 employees are represented by various labor unions. The largest of these is the master collective bargaining agreement between Alcoa and the United Steelworkers (USW). This agreement covers 10 locations and approximately 6,100 U.S. employees. It expires on May 15, 2014. The parties will negotiate in early May with the intent of reaching a new long-term agreement. To the extent a new long-term agreement is not reached, a work stoppage at some of the 10 locations could begin on May 16, 2014. There are 16 other collective bargaining agreements in the U.S. with varying expiration dates. On a regional basis, collective bargaining agreements with varying expiration dates cover approximately 16,500 employees in Europe and Russia, 11,800 employees in North America, 7,000 employees in Central and South America, 4,100 employees in Australia, and 1,000 employees in China.

Executive Officers of the Registrant

The names, ages, positions and areas of responsibility of the executive officers of the Company as of February 13, 2014 are listed below.

Michael T. Barriere, 51, Executive Vice President, Human Resources and Environment, Health, Safety and Sustainability. Mr. Barriere was elected to his current position effective August 1, 2013. He joined Alcoa in 2011 as Chief Talent Officer and served as Vice President, Human Resources from May 2012 to July 2013. Before joining Alcoa, Mr. Barriere was Senior Vice President, Human Resources at New York Life Insurance from 2008 to 2010.

Prior to New York Life Insurance, he held executive human resource positions at Citigroup from 2002 to 2008. From 1995 to 2002, Mr. Barriere had his own consultancy business, providing corporate clients with training evaluation and leadership development processes.

Robert S. Collins, 47, Vice President and Controller. Mr. Collins was elected to his current position in October 2013. He served as Assistant Controller from May 2009 to October 2013. Prior to his role as Assistant Controller, Mr. Collins was Director of Financial Transactions and Policy, providing financial accounting support of Alcoa’s transactions in global mergers, acquisitions and divestitures. Before joining Alcoa in 2005, Mr. Collins worked in the audit and mergers and acquisitions practices at PricewaterhouseCoopers LLP for 14 years.

Olivier M. Jarrault, 52, Executive Vice President—Alcoa and Group President, Engineered Products and Solutions. Mr. Jarrault was elected an Alcoa Executive Vice President effective January 21, 2011 and was named Group President of Engineered Products and Solutions effective January 1, 2011. He served as Chief Operating Officer of Engineered Products and Solutions from February 2010 to January 1, 2011. Mr. Jarrault joined Alcoa in 2002 when Alcoa acquired Fairchild Fasteners from The Fairchild Corporation. He served as President of Alcoa Fastening Systems from 2002 to February 2010. He was elected a Vice President of Alcoa in November 2006.

Klaus Kleinfeld, 56, Director, Chairman of the Board and Chief Executive Officer. Mr. Kleinfeld was elected to Alcoa’s Board of Directors in November 2003 and became Chairman on April 23, 2010. He has been Chief Executive Officer of Alcoa since May 8, 2008. He was President and Chief Executive Officer from May 8, 2008 to April 23, 2010. He was President and Chief Operating Officer of Alcoa from October 1, 2007 to May 8, 2008. Mr. Kleinfeld was President and Chief Executive Officer of Siemens AG, the global electronics and industrial conglomerate, from January 2005 to June 2007. He served as Deputy Chairman of the Managing Board and Executive Vice President of Siemens AG from 2004 to January 2005. He was President and Chief Executive Officer of Siemens Corporation, the U.S. arm of Siemens AG, from 2002 to 2004.

Kay H. Meggers, 49, Executive Vice President—Alcoa and Group President, Global Rolled Products. Mr. Meggers was elected an Alcoa Executive Vice President in December 2011. He was named Group President, Global Rolled Products effective November 14, 2011. Before his most recent appointment, he led Alcoa’s Business Excellence/ Corporate Strategy resource unit and was also responsible for overseeing Alcoa’s Asia-Pacific region. He joined Alcoa in February 2010 as Vice President, Corporate Initiatives, a position responsible for planning and coordinating major strategic initiatives from enhancing technology and innovation as part of the Alcoa Technology Advantage program to spearheading growth strategies for China and Brazil. He was elected a Vice President of Alcoa in June 2011. Before joining Alcoa, Mr. Meggers was Senior Vice President at Siemens U.S. Building Technologies Division and served for three years as Business Unit Head of Building Automation. In 2006, he served for nine months as Division Head of Fire Safety, also part of Siemens U.S. Building Technologies Division. Between 2002 and 2005, he served as Vice President of Strategic Planning at Siemens U.S.

William F. Oplinger, 47, Executive Vice President and Chief Financial Officer. Mr. Oplinger was elected to his current position effective April 1, 2013. Since joining Alcoa in 2000, Mr. Oplinger has held key corporate positions in financial analysis and planning and as director of investor relations. He also has held key positions in the Global Primary Products business, including as controller, operational excellence director, chief financial officer and chief operating officer. As chief operating officer of Alcoa’s Global Primary Products business from December 2011 to March 2013, Mr. Oplinger was responsible for the day-to-day operations of the business’ global network of aluminum smelters, refineries and mines.

Audrey Strauss, 66, Executive Vice President, Chief Legal Officer and Secretary. Ms. Strauss was elected to her current position upon joining Alcoa in May 2012. Prior to joining Alcoa, she was a senior litigation partner from 1990 to 2012 at Fried Frank Harris Shriver and Jacobson LLP (Fried Frank), a law firm based in New York. Prior to her practice at Fried Frank, Ms. Strauss served in the U.S. Attorney’s office for the Southern District of New York from 1975 to 1982, where she was Chief Appellate Attorney and Chief of the Fraud Unit.

Robert G. Wilt, 46, Executive Vice President—Alcoa and Group President, Global Primary Products. Mr. Wilt was elected to his current position effective June 1, 2013. From January 2013 to May 2013, he was Chief Operating Officer for Global Primary Products, responsible for that business’ day-to-day operations. Prior to that, Mr. Wilt was President of Global Primary Products for the US Region from September 2009 to December 2012. In addition to these roles, Mr. Wilt has held other key positions in the Global Primary Products business, including as Vice President of Operational Excellence for U.S. Primary Products and as Vice-President, Energy Development for Global Primary Products. Since joining Alcoa in July 1999, he has also worked in line positions as the Works Manager at Wenatchee Works in Washington, and as Carbon Plant Manager at Tennessee Operations.

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

The aluminum industry and aluminum end-use markets are highly cyclical and are influenced by a number of factors, including global economic conditions.

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

A reduction in demand, or a lack of increased demand, for aluminum or aluminum products by China, Europe or a combined number of other countries may negatively impact Alcoa’s results.

The aluminum industry’s demand is highly correlated to economic growth. For example, the European sovereign debt crisis had an adverse effect on European supply and demand for aluminum and aluminum products. The Chinese market is a significant source of global demand for commodities, including aluminum. A sustained slowdown in China’s economic growth and aluminum demand that is not offset by increased aluminum demand in emerging economies, such as India, Brazil, and several South East Asian countries, or the combined slowdown of other markets, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. A reduction in demand, or a lack of increased demand, in global markets could materially harm Alcoa’s business, financial condition or results of operations.

Alcoa could be materially adversely affected by declines in aluminum prices and regional premiums.

The price of aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction, and the level of global inventories. Speculative trading in aluminum and the influence of hedge funds and other financial institutions participating in commodity markets have also increased in recent years, contributing to higher levels of price volatility. In 2013, the LME price of aluminum reached a high of $2,123 per metric ton and a low of $1,695 per metric ton. Continued high LME inventories could lead to a reduction in the price of aluminum. Declines in the LME price have had a negative impact on Alcoa’s results of operations. Additionally, Alcoa’s results could be adversely affected by decreases in regional premiums that participants in the physical metal market pay for immediate delivery of aluminum, which are part of the overall aluminum price. A sustained weak aluminum pricing environment, a deterioration in aluminum prices or a decrease in regional premiums could have a material, adverse effect on Alcoa’s business, financial condition, results of operations or cash flow.

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

Alcoa established targets for each of its four major business segments, including the following:

•	by 2016, driving the alumina business further down the industry cost curve into the 21st percentile;

•	by 2016, driving the aluminum business further down the industry cost curve into the 38th percentile;

•

by 2016, increasing the revenues of the Global Rolled Products segment, while improving margins that exceed historical levels, by $1.0 billion, with 90% expected to be generated from innovation and share gains; and

•

by 2016, increasing the revenues of the Engineered Products and Solutions segment, while improving margins that exceed historical levels, by $1.2 billion, with 75% expected to be generated from innovation and share gains.

For more information regarding Alcoa’s targets, see “Management Review of 2013 and Outlook for the Future” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report. There can be no assurance that any of these targets or other goals will be completed as anticipated. Market conditions or other factors may prevent Alcoa from accomplishing its goals at the levels or by the dates targeted, if at all, and failure to do so may have a material adverse effect on our business, financial condition, results of operations or the market price of our securities.

Alcoa may not be able to realize expected benefits from its growth projects or from its streamlining portfolio strategy.

Alcoa’s growth projects include the joint venture with Ma’aden in Saudi Arabia; the automotive expansions in Davenport, Iowa and Alcoa, Tennessee; the aluminum lithium capacity expansion in Lafayette, Indiana, at the Alcoa Technical Center in Pennsylvania and at the Kitts Green plant in the United Kingdom; and the China and Russia growth projects. Although management believes that these projects will be beneficial to Alcoa, there is no assurance that anticipated benefits will be realized. Adverse factors may prevent Alcoa from realizing the benefits of its growth projects, including unfavorable global economic conditions, currency fluctuations, or unexpected delays in target timelines.

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

In addition, the joint venture with Ma’aden is subject to risks associated with large infrastructure construction projects. There can be no assurance that the project as a whole will be completed within budget or that the project phases will be completed by their targeted completion dates, or that it or Alcoa’s other joint ventures or strategic alliances will be beneficial to Alcoa, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, currency fluctuations, political risks, or other factors.

Alcoa faces significant competition, which may have an adverse effect on profitability.

As discussed in Part I, Item 1. (Business—Competitive Conditions) of this report, the markets for most aluminum products are highly competitive. Alcoa’s competitors include a variety of both U.S. and non-U.S. companies in all major markets, including some that are subsidized. In addition, aluminum competes with other materials, such as steel, plastics, composites, and glass, among others, for various applications in Alcoa’s key markets. The willingness of customers to accept substitutes for the products sold by Alcoa, the ability of large customers to exert leverage in the marketplace to affect the pricing for fabricated aluminum products, or other developments by or affecting Alcoa’s competitors or customers could affect Alcoa’s results of operations. In addition, Alcoa’s competitive position depends, in part, on the Company’s access to an economical power supply to sustain its operations in various countries.

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

As a result of the Moody’s downgrade, certain counterparties have required Alcoa to post letters of credit or cash collateral, and the cost of issuance of commercial paper has increased. For more information regarding the effects of the downgrade on the Company’s liquidity, see “Liquidity and Capital Resources—Financing Activities” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report.

If Standard & Poor’s or Fitch also downgrades Alcoa’s credit rating below investment grade, Alcoa may be subject to additional requests for letters of credit or other collateral and exclusion from the commercial paper market. For example, under the project financings for the joint venture project in the Kingdom of Saudi Arabia, a downgrade of Alcoa’s credit ratings below investment grade by at least two of the three rating agencies (Standard and Poor’s, Moody’s, and Fitch) would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture. For additional information regarding the project financings, see Note I to the Consolidated Financial Statements. Any additional or further downgrade of Alcoa’s credit ratings by one or more rating agencies could also adversely impact the market price of Alcoa’s securities, adversely affect existing financing (for example, a downgrade by Standard and Poor’s or a further downgrade by Moody’s would subject Alcoa to higher costs under Alcoa’s Five-Year Revolving Credit Agreement and certain of its other revolving credit facilities), limit access to the capital (including commercial paper) or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that the Company incurs, increase the cost of borrowing or fees on undrawn credit facilities, result in vendors or counterparties seeking collateral or letters of credit from Alcoa, or otherwise impair Alcoa’s business, financial condition and results of operations.

Alcoa may not be able to realize expected benefits from the change to index pricing of alumina.

Alcoa has implemented a move to a pricing mechanism for alumina based on an index of alumina prices rather than a percentage of the LME-based aluminum price. Alcoa believes that this change more fairly reflects the fundamentals of alumina including raw materials and other input costs involved. There can be no assurance that such index pricing ultimately will be accepted for all third-party shipments of alumina or that such index pricing will result in consistently greater profitability from sales of alumina.

Alcoa’s business and growth prospects may be negatively impacted by reductions in its capital expenditures.

Alcoa requires substantial capital to invest in greenfield and brownfield projects and to maintain and prolong the life and capacity of its existing facilities. For 2014, generating positive cash flow from operations that will exceed capital spending continues to be an Alcoa target. Insufficient cash generation may negatively impact Alcoa’s ability to fund as planned its sustaining and growth capital projects. Over the long term, Alcoa’s ability to take advantage of improved aluminum or other market conditions may be constrained by earlier capital expenditure restrictions, and the long-term value of its business could be adversely impacted. The Company’s position in relation to its competitors may also deteriorate.

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

Alcoa has operations or activities in numerous countries and regions outside the U.S. that have varying degrees of political and economic risk, including Brazil, China, Europe, Guinea, Russia, and the Kingdom of Saudi Arabia. Risks

include those associated with sovereign and private debt default, political instability, civil unrest, expropriation, nationalization, renegotiation or nullification of existing agreements, mining leases and permits, commercial instability caused by corruption, and changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, taxation, exchange controls, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict, any one or more of them could adversely affect Alcoa’s business, financial condition or operating results.

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

Cyber attacks and security breaches may threaten the integrity of Alcoa’s intellectual property and other sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences that could have a material adverse effect on our financial condition and results of operation.

Alcoa faces global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at the Company. Cyber attacks and security breaches may include, but are not limited to, attempts to access information, computer viruses, denial of service and other electronic security breaches.

We believe that Alcoa faces a heightened threat of cyber attacks due to the industries we serve, the locations of our operations and our technological innovations. The Company has experienced cybersecurity attacks in the past, including breaches of our information technology systems in which information was taken, and may experience them in the future, potentially with more frequency or sophistication. Based on information known to date, past attacks have not had a material impact on Alcoa’s financial condition or results of operations. However, due to the evolving nature of cybersecurity threats, the scope and impact of any future incident cannot be predicted. While the Company continually works to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. In addition, such attacks or breaches could require significant management attention and resources, and result in the diminution of the value of our investment in research and development.

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

While Alcoa believes it has adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of its operations means that these risks will continue to exist, and additional legal proceedings and contingencies may arise from time to time. In addition, various factors or developments can lead the Company to change current estimates of liabilities or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the Company cannot predict with certainty could have a material adverse effect on the Company’s results of operations or cash flows in a particular period. For additional information regarding the legal proceedings involving the Company, see the discussion in Part I, Item 3. (Legal Proceedings) of this report and in Note N to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Alcoa is subject to a broad range of health, safety and environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws and regulations.

Alcoa’s operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including past or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Environmental matters for which we may be liable may arise in the future at our present sites, where no problem is currently known, at previously owned sites, sites previously operated by us, sites owned by our predecessors or sites that we may acquire in the future. Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. Alcoa’s results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to certain sites. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on earnings and cash flows.

Climate change, climate change legislation or regulations and greenhouse effects may adversely impact Alcoa’s operations and markets.

Energy is a significant input in a number of Alcoa’s operations. There is growing recognition that consumption of energy derived from fossil fuels is a contributor to global warming.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. There is also current and emerging regulation, such as the mandatory renewable energy target in Australia, Australia’s carbon pricing mechanism introduced in 2012, Québec’s transition to a “cap and trade” system with compliance required beginning 2013 and the European Union Emissions Trading Scheme. Alcoa will likely see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts in the countries in which the Company operates. These regulatory mechanisms may be either voluntary or legislated and may impact Alcoa’s operations directly or indirectly through customers or Alcoa’s supply chain. Inconsistency of regulations may also change the attractiveness of the locations of some of the Company’s assets. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which Alcoa operates. The Company may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by the Company and indirectly, from changes in costs of goods sold.

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

Alcoa is subject to income taxes in both the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Alcoa’s tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions. In addition, the assumptions include assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. Corporate tax reform and tax law changes continue to be analyzed in the United States and in many other jurisdictions. Significant changes to the U.S. corporate tax system in particular could have a substantial impact, positive or negative, on Alcoa’s effective tax rate, cash tax expenditures, and deferred tax assets and liabilities.

Adverse decline in liability discount rate, lower-than-expected investment return on pension assets and other factors could affect Alcoa’s results of operations or amount of pension funding contributions in future periods.

Alcoa’s results of operations may be negatively affected by the amount of expense Alcoa records for its pension and other postretirement benefit plans, reductions in the fair value of plan assets and other factors. U.S. generally accepted accounting principles (GAAP) require that Alcoa calculate income or expense for the plans using actuarial valuations.

These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used by Alcoa to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, Alcoa is required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how Alcoa’s financial statements can be affected by pension and other postretirement benefits accounting policies, see “Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note W to the Consolidated Financial Statements—Pension and Other Postretirement Benefits in Part II, Item 8. (Financial Statements and Supplementary Data).

Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities Alcoa would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status. The Moving Ahead for Progress in the 21st Century Act, enacted in 2012, provides temporary relief for employers like Alcoa who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974 by allowing the use of a 25-year average discount rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average discount rate for the two most recent years, as currently is the case. Alcoa has elected this temporary relief and believes that it will moderately reduce the cash flow sensitivity of the Company’s U.S. pension plans’ funded status to potential declines in discount rates over the next two to three years. However, higher than expected pension contributions due to a further decline in our funded status as a result of additional declines in the discount rate or lower-than-expected investment returns on plan assets could have a material negative effect on our cash flows. Adverse capital market conditions could result in reductions in the fair value of plan assets and increase the Company’s liabilities related to such plans, adversely affecting Alcoa’s liquidity and results of operations.

Union disputes and other employee relations issues could adversely affect Alcoa’s financial results.

A significant portion of Alcoa’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. For more information, see “Employees” in Part I, Item 1. (Business) of this report. The master collective bargaining agreement between Alcoa and the United Steelworkers, which covers 10 locations and approximately 6,100 U.S. employees, expires on May 15, 2014. If a new long-term agreement is not reached, work stoppage at some of the 10 locations could begin on May 16, 2014. While Alcoa was previously successful in renegotiating the agreement with the United Steelworkers in June 2010, Alcoa may not be able to satisfactorily renegotiate this or other collective bargaining agreements in the U.S. and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Alcoa’s facilities in the future. Alcoa may also be subject to general country strikes or work stoppages unrelated to its business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on Alcoa’s financial results.

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

Alcoa has undertaken, and may continue to undertake, productivity and cost-reduction initiatives to improve performance and conserve cash, including new procurement strategies for raw materials, such as backward integration and non-traditional sourcing from numerous geographies, deployment of company-wide business process models, such as Alcoa’s degrees of implementation process in which productivity ideas are executed in a series of steps, and overhead cost reductions. There is no assurance that these initiatives will be successful or beneficial to Alcoa or that estimated cost savings from such activities will be realized.

Alcoa may not be able to successfully develop and implement technology initiatives.

Alcoa is working on new developments for a number of strategic projects in all business segments, including advanced smelting process technologies such as inert anode and carbothermic technology, alloy development, engineered finishes and product design and manufacturing. For more information on Alcoa’s research and development programs, see “Research and Development” in Part I, Item 1. (Business) of this report. There can be no assurance that such developments or technologies will be commercially feasible or beneficial to Alcoa.

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

Alcoa has active plants and holdings under the following segments and in the following geographic areas:

ALUMINA

Bauxite: See the tables and related text in the Bauxite Interests section on pages 7-9 of this report.

Alumina: See the table and related text in the Alumina Refining Facilities and Capacity section on pages 10-11 of this report.

PRIMARY METALS

See the table and related text in the Primary Aluminum Facilities and Capacity section on pages 12-14 of this report.

GLOBAL ROLLED PRODUCTS

See the table and related text in the Global Rolled Products Facilities section on page 14-15 of this report.

ENGINEERED PRODUCTS AND SOLUTIONS

See the table and related text in the Engineered Products and Solutions Facilities section on pages 15-18 of this report.

CORPORATE

See the table and related text in the Corporate Facilities section on page 18 of this report.

Item 3.  Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential.

Litigation

Alba and Related Matters

Alba Civil Suit

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

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 million in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5 million, and all claims against the Alcoa Parties were dismissed with prejudice. On October 9, 2013, pursuant to the settlement agreement, AWA paid the remaining $42.5 million. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 million charge in addition to the $45 million charge it recorded in the 2012 second quarter in respect of the suit (see Agreement with Alumina Limited).

Government Investigations

As previously reported, on February 26, 2008, Alcoa Inc. advised the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) that it had recently become aware of the claims by Alba as alleged in the Alba civil suit, had already begun an internal investigation, and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation. The SEC subsequently commenced a concurrent investigation. Alcoa has been cooperating with the government since that time.

On January 9, 2014, Alcoa resolved the investigations by the DOJ and the SEC. The settlement with the DOJ was reached with AWA. Under the terms of a plea agreement entered into with the DOJ, effective January 9, 2014, AWA pled guilty to one count of violating the anti-bribery provisions of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). As part of the DOJ resolution, AWA agreed to pay a total of $223 million, including a fine of $209 million payable in five equal installments over four years. The first installment of $41.8 million, plus a one-time administrative forfeiture of $14 million, was paid on January 22, 2014, and the remaining installments of $41.8 million each will be paid in the first quarters of 2015-2018. The DOJ is bringing no case against Alcoa Inc.

Effective January 9, 2014, the Company also settled civil charges filed by the SEC in an administrative proceeding relating to the anti-bribery, internal controls, and books and records provisions of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to a settlement amount of $175 million, but will be given credit for the $14 million one-time forfeiture payment, which is part of the DOJ resolution, resulting in a total cash payment to the SEC of $161 million payable in five equal installments over four years. The first installment of $32.2 million was paid to the SEC on January 22, 2014, and the remaining installments of $32.2 million each will be paid in the first quarters of 2015-2018.

There was no allegation in the filings by the DOJ and there was no finding by the SEC that anyone at Alcoa Inc. knowingly engaged in the conduct at issue.

Agreement with Alumina Limited

In October 2012, Alcoa and Alumina Limited entered into an agreement to allocate the costs of the Alba civil settlement and all legal fees associated with this matter (including the government investigations discussed above)

between Alcoa and Alumina Limited on an 85% and 15% basis, respectively, but this would occur only if a settlement is reached with the DOJ and the SEC regarding their investigations. As such, the $85 million civil settlement in 2012 and all legal costs associated with the civil suit and government investigations incurred prior to 2013 were allocated on a 60% and 40% basis in the respective periods on Alcoa’s Statement of Consolidated Operations. As a result of the resolutions of the government investigations, the $384 million charge and legal costs incurred in 2013 were allocated on an 85% and 15% basis per the allocation agreement with Alumina Limited. Additionally, the $85 million civil settlement from 2012 and all legal costs associated with the civil suit and government investigations incurred prior to 2013 were reallocated on the 85% and 15% basis.

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

As previously reported, on March 6, 2009, the Philadelphia Gas Works Retirement Fund filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Philadelphia County, Pennsylvania. This action was brought against certain officers and directors of Alcoa claiming breach of fiduciary duty and other violations and is based on the allegations made in the previously disclosed civil litigation brought by Alba against Alcoa, AWA, Victor Phillip Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and the SEC with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the conduct alleged in the Alba lawsuit. On August 7, 2009, the director and officer defendants filed an unopposed motion to coordinate the case with the Teamsters Local #500 suit, described immediately above, in the Allegheny County Common Pleas Court. The Allegheny County court issued its order consolidating the case on September 18, 2009. Thereafter, on October 31, 2009, the court assigned this action to the Commerce and Complex Litigation division of the Allegheny County Court of Common Pleas and on November 20, 2009, the court granted defendants’ motion to stay all proceedings in the Philadelphia Gas action until the earlier of the court lifting the stay in the Teamsters derivative action or further order of the court in this action. This derivative action is in its preliminary stages and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

Italian Energy Matter

As previously reported, before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 million (€85 million), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CCSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 million (€76 million), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 million (€76 million). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014. At this time, the Company is unable to reasonably predict an outcome for this matter.

European Commission Matters

As previously reported, in July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complied with European Union (EU) state aid rules. The Italian power tariff extended the tariff that was in force until December 31, 2005 through November 19, 2009 (Alcoa had been incurring higher power costs at its smelters in Italy subsequent to the tariff end date through the end of 2012). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery was to be based on a calculation prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million (€173 million), which included $20 million (€14 million) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 million (€159 million) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. Prior to 2012, Alcoa was involved in other legal proceedings related to this matter that sought the annulment of the EC’s July 2006 decision to open an investigation alleging that such decision did not follow the applicable procedural rules and requested injunctive relief to suspend the effectiveness of the EC’s November 19, 2009 decision. However, the decisions by the General Court, and subsequent appeals to the European Court of Justice, resulted in the denial of these remedies.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 million (€303 million); this amount was reduced by $65 million (€53 million) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 million (€250 million). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount, and on October 17, 2013, the ECJ ordered Italy to so collect. On September 27, 2012, Alcoa received a request for payment in full of the $310 million (€250 million) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 million (€50 million) beginning in October 2012 through December 2013. Notwithstanding the payment request, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $219 million (€159 million) to $418 million (€303 million), remains the $219 million (€159 million) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009) recorded in 2009. At December 31, 2013, Alcoa no longer has a reserve for this matter. Instead, Alcoa has a noncurrent asset of $126 million (€91 million) reflecting the excess of the total of the five payments made to the Italian Government over the reserve Alcoa recorded in 2009. The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

As previously reported, in January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be approximately $95 million (€70 million) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts. On February 4, 2014, the EC announced a decision in this matter stating that the electricity tariffs granted by Spain for year 2005 do not constitute unlawful state aid.

Environmental Matters

Alcoa is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA) or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The Company has committed to participate, or is engaged in negotiations with federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites. The most significant of these matters, including the remediation of the Grasse River in Massena, NY, are discussed in the Environmental Matters section of Note N to the Consolidated Financial Statements under the caption “Environmental Matters” on pages 122-126.

As previously reported, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Ltd., Alcoa Limitée, Societe Canadienne de Metaux Reynolds Limitée and Canadian British Aluminum in the Superior Court of Québec in the District of Baie Comeau. Plaintiff seeks to institute the class action on behalf of a putative class consisting of all past, present and future owners, tenants and residents of Baie Comeau’s St. Georges neighborhood. He alleges that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, have negligently allowed the emission of certain contaminants from the smelter, specifically Polycyclic Aromatic Hydrocarbons or “PAHs,” that have been deposited on the lands and houses of the St. Georges neighborhood and its environs causing damage to the property of the putative class and causing health concerns for those who inhabit that neighborhood. Plaintiff originally moved to certify a class action, sought to compel additional remediation to be conducted by the defendants beyond that already undertaken by them voluntarily, sought an injunction against further emissions in excess of a limit to be determined by the court in consultation with an independent expert, and sought money damages on behalf of all class members. In May 2007, the court authorized a class action suit to include only people who suffered property damage or personal injury damages caused by the emission of PAHs from the smelter. In September 2007, plaintiffs filed the claim against the original defendants, which the court had authorized in May. Alcoa has filed its Statement of Defense and plaintiffs filed an Answer to that Statement. Alcoa also filed a Motion for Particulars with respect to certain paragraphs of plaintiffs’ Answer and a Motion to Strike with respect to certain paragraphs of plaintiffs’ Answer. In late 2010, the Court denied these motions. The Soderberg smelting process that plaintiffs allege to be the source of emissions of concern have ceased operations and are being dismantled. No further formal court proceedings or discovery has occurred, while technical advisors nominated by agreement of the parties confer on potential health impacts of prior emissions. This protocol has been agreed to by the parties who have also advised the court regarding the process. The plaintiffs have not quantified the damages sought. Without such amount and given the various damages alleged, at this stage of the proceeding the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, in January 2006, in Musgrave v. Alcoa, et al., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter proceeded as an individual claim. Alcoa filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act), amended its answer to include Indiana’s Recreational Use Statute as an affirmative defense and filed a motion for summary judgment based on the Recreational Use Statute. The court granted Alcoa’s motion to dismiss regarding plaintiffs’ occupationally-related claims and denied the motion regarding plaintiffs’ recreationally-related claims. On January 17, 2012, the court denied all outstanding motions with no opinion issued. A jury trial commenced on April 10, 2012 and on May 1, 2012 the jury returned a verdict in favor of defendants Alcoa Inc. and its subsidiary. The court entered its judgment on May 14, 2012. On May 31, 2012, plaintiffs filed a notice of appeal. On August, 6, 2013, the Indiana Court of Appeals issued a unanimous opinion affirming the jury verdict in favor of Alcoa. The Court of Appeals also affirmed the trial court’s pre-trial ruling dismissing Mr. Musgrave’s work-related exposure claims as barred by Indiana’s Workers’ Compensation Act. The Musgraves’ petition for rehearing filed on September 5, 2013 was denied by the Court of Appeals on October 16, 2013. On November 14, 2013, plaintiffs filed a petition for review at the Indiana Supreme Court. A decision on allowing the appeal has not been rendered.

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

As noted above, in response to the 2006 civil suit by the MOE and MOPW, Alcoa Trasformazioni S.r.l. filed suit against Alumix claiming indemnification under the original acquisition agreement, but brought that suit in the Court of Rome due to jurisdictional rules. The Court of Rome has appointed an expert to assess the causes of the pollution. In June 2008, the parties (Alcoa and now Ligestra S.r.l. (Ligestra), the successor to Alumix) signed a preliminary agreement by which they have committed to pursue a settlement and asked for a suspension of the technical assessment during the negotiations. The Court of Rome accepted the request, and postponed the technical assessment, reserving its ability to fix the deadline depending on the development of negotiations. Alcoa and Ligestra agreed to a settlement in December 2008 with respect to the Feltre site. Ligestra paid the sum of 1.08 million Euros and Alcoa committed to clean up the site. Further postponements were granted by the Court of Rome, and the next hearing is fixed for April 22, 2014. In the meantime, Alcoa Trasformazioni S.r.l. and Ligestra reached a preliminary agreement for settlement of the liabilities related to Fusina, allocating 80% and 20% of the remediation costs to Ligestra and Alcoa, respectively. In January 2014, a final agreement with Ligestra was signed, and on February 5, 2014, Alcoa signed a final agreement with the MOE and MOPW settling all environmental issues at the Fusina site. As set out in the agreement between Alcoa and Ligestra, those two parties will share the remediation costs and environmental damages claimed by the MOE and MOPW. The remediation project filed by Alcoa and Ligestra has been approved by the MOE. To provide time for settlement with Ligestra, the MOE and Alcoa jointly requested and the Civil Court of Venice has granted a series of postponements of hearings in the Venice trial, assuming that the case will be closed. The next hearing is fixed for March 28, 2014, when the case will be closed.

Alcoa and Ligestra have signed a similar agreement relating to the Portovesme site. However, that agreement is contingent upon final acceptance of the proposed soil remediation project for Portovesme that was rejected by the MOE in the fourth quarter of 2013. Alcoa intends to submit a revised proposal in 2014. Alcoa is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss beyond what is described in Footnote N to the Consolidated Financial Statements for several reasons. First, the MOE has approved the remediation plan for Fusina only and certain costs relating to the remediation are not yet fixed. In connection with the proposed plan for Portovesme, the Company understands that the MOE has substantial discretion in defining what must be managed under the Italian soils law. The availability of appropriate landfills must also be considered as well as the nature of these sites. As a result, the scope and cost of the final remediation plan remain uncertain for Portovesme. In addition, even though the plan was rejected by the MOE and the settlement with Ligestra relating to Portovesme has become void, Alcoa should be held responsible only for its share of pollution. However, the area is impacted by many sources of pollution, as well as historical pollution. Consequently, the allocation of liabilities would need a very complex technical evaluation by the authorities that has not yet been performed.

As previously reported, on November 30, 2010, Alumínio received service of a lawsuit that had been filed by the public prosecutors of the State of Pará in Brazil in November 2009. The suit names the Company and the State of Pará, which, through its Environmental Agency, had issued the operating license for the Company’s new bauxite mine in Juruti. The suit concerns the impact of the project on the region’s water system and alleges that certain conditions of the original installation license were not met by the Company. In the lawsuit, plaintiffs requested a preliminary injunction suspending the operating license and ordering payment of compensation. On April 14, 2010, the court denied plaintiffs’ request. Alumínio presented its defense in March 2011, on grounds that it was in compliance with the terms and conditions of its operating license, which included plans to mitigate the impact of the project on the region’s water system. In April, 2011, the State of Pará defended itself in the case asserting that the operating license contains the necessary plans to mitigate such impact, that the State monitors the performance of Aluminio’s obligations arising out of such license, that the licensing process is valid and legal, and that the suit is meritless. The Company’s position is that any impact from the project had been fully repaired when the suit was filed. The Company also believes that Jará Lake has not been affected by any project activity and any evidence of pollution from the project would be unreliable. Following the preliminary injunction, the plaintiffs have taken no further action. The Company is not certain whether or when the action will proceed. Given that this proceeding is in its preliminary stage and the current uncertainty in this case, the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. was added as a defendant in Orange County Water District (OCWD) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). OCWD alleges contamination or threatened contamination of a drinking water aquifer by Alcoa, certain of the entities that preceded Alcoa at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. OCWD seeks to recover the cost of aquifer remediation and attorney’s fees. Trial on statutory, non-jury claims commenced on February 10, 2012, and continued through September 2012 when the case was submitted to the court for decision. On December 11, 2012, the court issued its tentative ruling in the matter dismissing plaintiff OCWD’s remaining statutory claims against all defendants. The court’s tentative ruling also invited further briefing on the decision and it is subject to modification. On January 21, 2013, defendants filed a joint brief responding to ten specific questions posed by the court’s tentative ruling. The joint brief argued that the court should make further findings of fact and law in favor of the defendants in response to the ten questions. Alcoa Global Fasteners, Inc. also filed a separate brief on two of the questions arguing that the court should determine that it is neither a cause of ground water contamination nor a cause of plaintiffs’ incurred costs. Remaining in the case at this time are common law trespass and nuisance claims for a Phase 2 trial which has not been scheduled. OCWD has asserted a total remedy cost of at least $150 million plus attorneys’ fees; however, the amount in controversy at this stage is limited to sums already expended by the OCWD, approximately $4 million. The court has indicated that it is not likely to grant the OCWD’s request for declaratory relief as to future sums the OCWD expends. On February 28, 2013, the court held a hearing on its tentative Statement of Decision finding that OCWD had not met its burden on the element of causation and, following that hearing, on May 10, 2013, issued a supplemental tentative decision, finding that plaintiff had not met its burden of proof. On that date, the court ordered defendants to submit a proposed statement of decision, followed by filing of objections and counter-proposed statement of decision by the plaintiff and responses by the defendants. All filings were completed by September 23, 2013 at which time the matter was submitted to the court for final decision. On October 29, 2013, the court issued its final Statement of Decision (“SOD”) which resolved the statutory law liability claims of the Phase I trial favorably to Alcoa and the other Phase I trial defendants. The plaintiff and the trial defendants disagree on the consequences of the SOD and the Phase I trial on the remaining two tort claims of nuisance and trespass. On December 19, 2013, the court held a Case Management Conference and approved the parties’ proposed briefing schedule regarding remaining issues. Trial defendants filed their opening motions on January 24, 2014; OCWD’s responsive brief is due March 10, 2014; and defendants’ reply brief is due by March 25, 2014.

St. Croix Proceedings

Josephat Henry. As previously reported, in September 1998, Hurricane Georges struck the U.S. Virgin Islands, including the St. Croix Alumina, L.L.C. (SCA) facility on the island of St. Croix. The wind and rain associated with the hurricane caused material at the location to be blown into neighboring residential areas. SCA undertook or arranged various cleanup and remediation efforts. The Division of Environmental Protection (DEP) of the Department of Planning and Natural Resources (DPNR) of the Virgin Islands Government issued a Notice of Violation that Alcoa has contested. In February 1999, certain residents of St. Croix commenced a civil suit in the Territorial Court of the Virgin Islands seeking compensatory and punitive damages and injunctive relief for alleged personal injuries and property damages associated with “bauxite or red dust” from the SCA facility. The suit, which has been removed to the District Court of the Virgin Islands (the Court), names SCA, Alcoa and Glencore Ltd. as defendants, and, in August 2000, was accorded class action treatment. The class was defined to include persons in various defined neighborhoods who “suffered damages and/or injuries as a result of exposure during and after Hurricane Georges to red dust and red mud blown during Hurricane Georges.” All of the defendants have denied liability, and discovery and other pretrial proceedings have been underway since 1999. Plaintiffs’ expert reports claim that the material blown during Hurricane Georges consisted of bauxite and red mud, and contained crystalline silica, chromium, and other substances. The reports further claim, among other things, that the population of the six subject neighborhoods as of the 2000 census (a total of 3,730 people) has been exposed to toxic substances through the fault of the defendants, and hence will be able to show entitlement to lifetime medical monitoring as well as other compensatory and punitive relief. These opinions have been contested by the defendants’ expert reports, that state, among other things, that plaintiffs were not exposed to the substances alleged and that in any event the level of alleged exposure does not justify lifetime medical monitoring. Alcoa and SCA turned over this matter to their insurance carriers who have been providing a defense. Glencore Ltd. is jointly defending the case with Alcoa and SCA and has a pending motion to dismiss. In June 2008, the Court granted defendants’ joint motion to decertify the original class of plaintiffs, and certified a new class as to the claim of ongoing nuisance, insofar as plaintiffs seek cleanup, abatement, or removal of the red mud currently present at the facility. (The named plaintiffs had previously dropped their claims for medical monitoring as a consequence of the court’s rejection of plaintiffs’ proffered expert opinion testimony). The Court expressly denied certification of a class as to any claims for remediation or cleanup of any area outside the facility (including plaintiffs’ property). The new class could seek only injunctive relief rather than monetary damages. Named plaintiffs, however, could continue to prosecute their claims for personal injury, property damage, and punitive damages. In August 2009, in response to defendants’ motions, the Court dismissed the named plaintiffs’ claims for personal injury and punitive damages, and denied the motion with respect to their property damage claims. In September 2009, the Court granted defendants’ motion for summary judgment on the class plaintiffs’ claim for injunctive relief. In October 2009, plaintiffs appealed the Court’s summary judgment order dismissing the claim for injunctive relief and in March 2011, the U.S. Court of Appeals for the Third Circuit dismissed plaintiffs’ appeal of that order. In September 2011, the parties reached an oral agreement to settle the remaining claims in the case which would resolve the personal property damage claims of the 12 remaining individual plaintiffs. On March 12, 2012, final judgment was entered in the District Court for the District of the Virgin Islands. Alcoa’s share of the settlement is fully insured. On March 23, 2012, plaintiffs filed a notice of appeal of numerous non-settled matters, including but not limited to discovery orders, Daubert rulings, summary judgment rulings, as more clearly set out in the settlement agreement/release between the parties. Plaintiffs’ appellate brief was filed in the Third Circuit Court on January 4, 2013, together with a motion seeking leave to file a brief of excess length. The court has suspended the remainder of the briefing schedule, including the date for Alcoa’s reply brief, until it rules on plaintiffs’ motion to file its brief of excess length. The Third Circuit Court of Appeals issued a new scheduling order regarding briefing in the matter. The matter has been fully briefed with plaintiffs’ brief filed on November 25, 2013 and the matter is now before the court.

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

Phillip Abraham. As previously reported, on March 1, 2012, Alcoa was served with a complaint involving approximately 200 individual persons claimed to be residents of St. Croix who are alleged to have suffered personal injury or property damage from Hurricane Georges or winds blowing material from the property since the time of the hurricane in September 1998. This complaint, Abraham, et al. v. Alcoa, et al. alleges claims essentially identical to those set forth in the Abednego v. Alcoa complaint. The matter was originally filed in the Superior Court of the Virgin Islands, St. Croix Division, on March 30, 2011. By motion filed March 12, 2012, Alcoa sought dismissal of this complaint on several grounds, including failure to timely serve the complaint and being barred by the statute of limitations. That motion is still pending.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which sought, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal was docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. On May 9, 2013, the Sixth Circuit Court of Appeals issued an opinion affirming the trial court’s denial of plaintiffs’ claims for lifetime, uncapped retiree healthcare benefits. Plaintiffs filed a petition for rehearing on May 22, 2013, to which Alcoa filed a response on June 7, 2013. On September 12, 2013, the Sixth Circuit Court of Appeals denied plaintiffs’ petition for rehearing. The trial court is now considering Alcoa’s request for an award of costs, which had been stayed pending resolution of the appeal, and the plaintiffs’ request for attorneys’ fees, which had been dismissed without prejudice to refiling following resolution of the appeal. On December 17, 2013 the United States Supreme Court docketed the plaintiffs’ petition for writ of certiorari to the Sixth Circuit Court of Appeals as Charles Curtis, et al., Individually and on Behalf of All Others Similarly Situated, Petitioners v. Alcoa Inc., et al., Docket No.13-728. Alcoa’s opposition to the Petition was filed on January 16, 2014 and Petitioners filed their reply on January 29, 2014.

As previously reported, on August 2, 2013, the State of North Carolina, by and through its agency, the North Carolina Department of Administration, filed a lawsuit against Alcoa Power Generating, Inc. in Superior Court, Wake County, North Carolina (Docket No. 13-CVS-10477). The lawsuit asserts ownership of certain submerged lands and hydropower generating structures situated at Alcoa’s Yadkin Hydroelectric Project (the “Yadkin Project”), including the submerged riverbed of the Yadkin River throughout the Yadkin Project and a portion of the hydroelectric dams that Alcoa owns and operates pursuant to a license from the Federal Energy Regulatory Commission. The suit seeks declaratory relief regarding North Carolina’s alleged ownership interests in the riverbed and the dams and further declaration that Alcoa has no right, license or permission from North Carolina to operate the Yadkin Project. By notice filed on September 3, 2013, Alcoa removed the matter to the U.S. District Court for the Eastern District of North Carolina (Docket No. Civil Action No. 5:13-cv-633). By motion filed September 3, 2013, the Yadkin Riverkeeper sought permission to intervene in the case. On September 25, 2013, Alcoa filed its answer in the case and also filed its opposition to the motion to intervene by the Yadkin Riverkeeper. The Court denied the State’s Motion to Remand and initially permitted the Riverkeeper to intervene although the Riverkeeper has now voluntarily withdrawn as an intervening party and will participate as amicus. The parties filed a Joint Rule 26(f) Report and Discovery Plan which was modified by the Court on January 8, 2014. The order provides that the case will be ready for trial on October 31, 2014 and provides a schedule for discovery and other pretrial activity. At this time, the Company is unable to reasonably predict an outcome for this matter.

In September 2010, following a corporate income tax audit covering the 2003 through 2005 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. An appeal of this assessment in Spain’s Central Tax Administrative Court by the Company was denied in October 2013. In December 2013, the Company filed an appeal of the assessment in Spain’s National Court.

Additionally, following a corporate income tax audit of the same Spanish tax group for the 2006 through 2009 tax years, Spain’s tax authorities issued an assessment in July 2013 similarly disallowing certain interest deductions. In August 2013, the Company filed an appeal of this second assessment in Spain’s Central Tax Administrative Court.

The combined assessments total $334 million (€242 million). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alumínio sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In June 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At December 31, 2013, the assessment totaled $53 million (R$125 million), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities.

The Company’s common stock is listed on the New York Stock Exchange where it trades under the symbol AA. The Company’s quarterly high and low trading stock prices and dividends per common share for 2013 and 2012 are shown below.

	2013			2012
Quarter	High	Low	Dividend	High	Low	Dividend
First	$9.37	$8.30	$0.03	$10.92	$8.89	$0.03
Second	8.88	7.71	0.03	10.24	8.21	0.03
Third	8.68	7.63	0.03	9.93	7.97	0.03
Fourth	10.77	7.82	0.03	9.34	7.98	0.03
Year	10.77	7.63	$0.12	10.92	7.97	$0.12

The number of holders of common stock was approximately 484,000 as of January 27, 2014.

Stock Performance Graph

The following graph compares the most recent five-year performance of Alcoa’s common stock with (1) the Standard & Poor’s 500 ® Index and (2) the Standard & Poor’s 500 ® Materials Index, a group of 31 companies categorized by Standard & Poor’s as active in the “materials” market sector. Such information shall not be deemed to be “filed.”

As of December 31,	2008	2009	2010	2011	2012	2013
Alcoa Inc.	$100	$147	$142	$81	$82	$102
S&P 500 ® Index	100	126	146	149	172	228
S&P 500 ® Materials Index	100	149	182	164	188	237

Copyright © 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

Source: Research Data Group, Inc. (www.researchdatagroup.com/S&P.htm)

Item 6.	Selected Financial Data.

(dollars in millions, except per-share amounts and ingot prices; shipments in thousands of metric tons [kmt])

For the year ended December 31,	2013	2012	2011	2010	2009
Sales	$23,032	$23,700	$24,951	$21,013	$18,439
Amounts attributable to Alcoa common shareholders:
(Loss) income from continuing operations	$(2,285)	$191	$614	$262	$(985)
Loss from discontinued operations	-	-	(3)	(8)	(166)
Net (loss) income	$(2,285)	$191	$611	$254	$(1,151)
Earnings per share attributable to Alcoa common shareholders:
Basic:
(Loss) income from continuing operations	$(2.14)	$0.18	$0.58	$0.25	$(1.06)
Loss from discontinued operations	-	-	(0.01)	-	(0.17)
Net (loss) income	$(2.14)	$0.18	$0.57	$0.25	$(1.23)
Diluted:
(Loss) income from continuing operations	$(2.14)	$0.18	$0.55	$0.25	$(1.06)
Loss from discontinued operations	-	-	-	(0.01)	(0.17)
Net (loss) income	$(2.14)	$0.18	$0.55	$0.24	$(1.23)
Shipments of alumina (kmt)	9,966	9,295	9,218	9,246	8,655
Shipments of aluminum products (kmt)	4,994	5,197	5,037	4,757	5,097
Alcoa’s average realized price per metric ton of aluminum	$2,243	$2,327	$2,636	$2,356	$1,856
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.26
Total assets	35,742	40,179	40,120	39,293	38,472
Short-term borrowings	57	53	62	92	176
Commercial paper	-	-	224	-	-
Long-term debt, including amounts due within one year	8,262	8,776	9,085	9,073	9,643

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

(dollars in millions, except per-share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Overview

Our Business

Alcoa is a global leader in lightweight metals engineering and manufacturing. Alcoa’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aircraft, automobiles, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

Alcoa is also the world leader in the production and management of primary aluminum, fabricated aluminum, and alumina combined, through its active participation in all major aspects of the industry: technology, mining, refining, smelting, fabricating, and recycling. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily. Aluminum (primary and fabricated) and alumina represent approximately 80% of Alcoa’s revenues, and the price of aluminum influences the operating results of Alcoa.

Alcoa is a global company operating in 30 countries. Based upon the country where the point of sale occurred, the U.S. and Europe generated 51% and 26%, respectively, of Alcoa’s sales in 2013. In addition, Alcoa has investments and operating activities in, among others, Australia, Brazil, China, Guinea, Iceland, Russia, and Saudi Arabia, all of which present opportunities for substantial growth. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Management Review of 2013 and Outlook for the Future

In 2013, growth in global aluminum demand reached 7%, which was consistent with management’s projection at the end of 2012; however, LME pricing levels declined on average 9% year-over-year. The continued weakness in the primary aluminum market led management to review existing high cost capacity for potential curtailment or shut down, resulting in 277 kmt of capacity taken offline in 2013 with another potential 183 kmt to be removed in 2014. Additionally, from a nonoperational perspective, the outlook for the smelting operations led to two significant, unusual noncash negative impacts to Alcoa’s results related to the impairment of goodwill and the potential future realizability of certain deferred tax assets. The Company was able to more than offset cost headwinds with continued net productivity improvements across all operations. Additionally, the midstream and downstream operations continue to grow revenue through share gains and innovation while generating significant profits for the Company. Management continued its focus on liquidity and cash flows generating incremental improvements in procurement efficiencies, overhead rationalization, working capital, and disciplined capital spending. These actions enabled Alcoa to decrease debt while maintaining a stable level of cash on hand, resulting in a strengthened balance sheet.

The following financial information reflects some key measures of Alcoa’s 2013 results:

•	Sales of $23,032 and Loss from continuing operations of $2,285, or $2.14 per diluted share;

•	Total segment after-tax operating income of $1,217, of which 80% was generated from the midstream and downstream operations;

•	Cash from operations of $1,578, reduced by pension contributions of $462;

•	Capital expenditures of $1,193, under $1,500 for the fourth consecutive year;

•	Cash on hand at the end of the year of $1,437, in excess of $1,400 for the fifth consecutive year;

•	Decrease in total debt of $510, and a decline of $2,259 since 2008; and

•	Debt-to-capital ratio of 38.1%.

In 2014, management is projecting continued growth (increase of 7%) in the global consumption of primary aluminum, consistent with that of the last two years. All regions, except Europe, are expected to have three-to-eight percent increases in aluminum demand over 2013 with China (10%) expected to have the highest growth rate in 2014. After considering forecasted added production, along with few industry-wide capacity curtailments, management anticipates a balanced aluminum market. For alumina, growth in global consumption is estimated to be 9%, and supply is expected to slightly exceed overall demand due to new capacity in Australia, Saudi Arabia, and India, combined with added production in China.

Management also anticipates improved market conditions for value-add products in the aerospace, building and construction, packaging, and automotive global end markets, despite declines in certain regions. Aerospace is expected to be driven by large commercial aircraft, as well as strength in regional and business jets. As it relates to building and construction, awarded nonresidential contracts are up in North America while the decline in Europe is slowing down. The packaging market continues to see a conversion from steel cans to aluminum cans for existing products and the emergence of new products is increasing. For automotive, growth continues in both the U.S., as automakers strive to meet stricter emissions regulations, and China, due to a higher percentage of the population driving automobiles. Conversely, management expects a decline in the industrial gas turbine global end market due to pressure from low price coal in Europe and rising gas prices in the U.S. In the commercial transportation global end market, growth in the U.S., as orders and backlog have increased significantly, is expected to be offset by declines in Europe, due to regulatory change in emissions requirements.

On a company-wide basis, management has established and is committed to achieving the following specific goals in 2014:

•	generating incremental savings over those realized in the previous five years from procurement, overhead, and working capital programs;

•	generating positive cash flow from operations that will exceed capital spending; and

•	achieving a debt-to-capital ratio between 30% and 35%.

Looking ahead over the next one to three years, management will focus on new strategic targets that build on the ones established three years ago. Previously, these targets included lowering Alcoa’s refining and smelting operations on the cost curve to the 23rd (from 30th) and 41st (from 51st) percentiles, respectively, by 2015 and driving revenue growth, while improving margins that exceed historical levels, in the midstream (increase of $2,500) and downstream (increase of $1,600) operations by 2013. Management made significant progress on the 2010 targets as described below.

At December 31, 2013, Alcoa’s refining operations were in the 27th percentile, a three-percentage point improvement, and smelting operations were in the 43rd percentile, an eight-percentage point improvement, on the respective cost curves. In 2013, actions taken to improve Alcoa’s position on the cost curve for both refining and smelting operations included productivity improvements, which encompassed new initiatives as well as the full capitalization of initiatives implemented in 2012. Additionally, for the smelting operations, management initiated a permanent shutdown of 146 kmt of capacity in Canada and the U.S. combined and a temporary curtailment of 131 kmt of capacity in Brazil, virtually all of which was completed during the second half of 2013. These decisions were based on a 460 kmt smelting capacity review initiated by management in May 2013. The review of the remaining 183 kmt is expected to be completed in the first half of 2014 (see Primary Metals in Segment Information below).

The new targets for the refining and smelting operations are to further extend the 2015 target reductions on the cost curve by an additional two-percentage points and three-percentage points, respectively, by 2016, resulting in attaining the 21st percentile and 38th percentile, respectively. The full operation of the smelter and the refinery at the joint venture in Saudi Arabia is expected to provide a two-percentage point reduction on each of the respective cost curves. Additionally, initiatives to drive further productivity improvements will continue.

The new targets for the midstream and downstream operations are to increase revenue, while improving margins that meet or exceed historical levels, by $1,000 and $1,200, respectively, by 2016, of which 90% and 75%, respectively, is expected to be generated from innovation and share gains. A portion of the revenue increase for the midstream operations is expected to be generated from the expansion of the rolling facilities in both Davenport, IA (beginning in 2014) and in Tennessee (beginning in 2015) to meet rising U.S. automotive demand due to changing emission regulations and the construction of the rolling mill as part of a joint venture in Saudi Arabia (began in December 2013, additional automotive capacity by the end of 2014). For the downstream operations, the expansion of aluminum lithium capabilities in Lafayette, IN (beginning end of 2014) to meet the growing demand in the aerospace market is expected to contribute to the increase in revenue.

Results of Operations

Earnings Summary

Loss from continuing operations attributable to Alcoa for 2013 was $2,285, or $2.14 per diluted share, compared with Income from continuing operations attributable to Alcoa of $191, or $0.18 per share, in 2012. The decrease of $2,476 in the results from continuing operations was mostly due to an impairment of goodwill, a discrete income tax charge for valuation allowances on certain deferred tax assets, and charges for the resolution of a legal matter. Other significant changes in the results from continuing operations included the following: lower realized prices for aluminum in the upstream and midstream businesses, higher input costs across three of the four segments, the absence of a gain on the sale of U.S. hydroelectric power assets, and restructuring and other charges related to the permanent shutdown of smelter capacity. These other changes were mostly offset by net productivity improvements, net favorable foreign currency movements, the absence of both a net charge for certain environmental remediation matters and a charge for the civil portion of a legal matter, and stronger volumes in three of the four segments.

Income from continuing operations attributable to Alcoa for 2012 was $191, or $0.18 per share, compared with $614, or $0.55 per share, in 2011. The decline of $423 in the results from continuing operations was primarily due to the following: lower realized prices for aluminum and alumina, higher input costs, and charges for the civil portion of a legal matter and certain environmental remediation matters. These items were partially offset by net productivity improvements, a gain on the sale of U.S. hydroelectric power assets, a decline in the results attributable to noncontrolling interests, lower restructuring charges, net favorable foreign currency movements, lower income taxes due to a decline in operating results, a favorable LIFO (last in, first out) impact, and higher volumes in the midstream and downstream segments.

Net loss attributable to Alcoa for 2013 was $2,285, or $2.14 per share, compared with Net income attributable to Alcoa of $191, or $0.18 per share, in 2012, and Net income attributable to Alcoa of $611, or $0.55 per share, in 2011. In 2011, net income of $611 included a loss from discontinued operations of $3 (see Loss From Discontinued Operations below).

Sales—Sales for 2013 were $23,032 compared with sales of $23,700 in 2012, a decline of $668, or 3%. The decrease was primarily due to lower primary aluminum volumes, including those related to curtailed and shutdown smelter capacity; a decline in realized prices for aluminum, driven by lower London Metal Exchange (LME) prices; and unfavorable pricing in the midstream segment due to a decrease in metal prices; somewhat offset by higher volumes in the Alumina, midstream, and downstream segments.

Sales for 2012 were $23,700 compared with sales of $24,951 in 2011, a decrease of $1,251, or 5%. The decline was mainly the result of a drop in realized prices for aluminum and alumina, driven by lower LME prices, unfavorable pricing in the midstream segment due to a decrease in metal prices, and unfavorable foreign currency movements, mostly due to a weaker euro, somewhat offset by higher volumes in the midstream and downstream segments and favorable product mix in the midstream segment.

Cost of Goods Sold—COGS as a percentage of Sales was 83.7% in 2013 compared with 86.1% in 2012. The percentage was positively impacted by net productivity improvements across all segments, the absence of a net charge for five environmental remediation matters ($194), net favorable foreign currency movements due to a stronger U.S. dollar, and a positive impact related to the March 2012 fire at the cast house in Massena, NY (insurance recovery in 2013 plus the absence of business interruption and repair costs that occurred in 2012). These items were partially offset by the previously mentioned realized price impacts and higher input costs, including those related to bauxite mining and planned maintenance outages at various power plants.

COGS as a percentage of Sales was 86.1% in 2012 compared with 82.1% in 2011. The percentage was negatively impacted by the previously mentioned lower realized prices in the upstream and midstream segments, higher input costs, and a net charge for five environmental remediation matters ($194). These items were somewhat offset by net productivity improvements, net favorable foreign currency movements due to a stronger U.S. dollar, and a change in LIFO adjustments from unfavorable to favorable, primarily due to lower prices for alumina and metal and lower costs for calcined coke.

Selling, General Administrative, and Other Expenses—SG&A expenses were $1,008, or 4.4% of Sales, in 2013 compared with $997, or 4.2% of Sales, in 2012. The increase of $11 was principally the result of higher labor costs, partially offset by a decrease in professional expenses and contract services and lower bad debt expense.

SG&A expenses were $997, or 4.2% of Sales, in 2012 compared with $1,027, or 4.1% of Sales, in 2011. The decline of $30 was mostly due to lower stock-based compensation expense; a decrease in bad debt expense due to the absence of charges for anticipated customer credit losses, primarily related to those in Europe; a decline in travel expense; and less spending across various other expenses. These items were partially offset by higher pension costs, due to the recognition of higher net actuarial losses, and increased professional expenses, due to consulting fees associated with productivity initiatives and higher legal expenses.

Research and Development Expenses—R&D expenses were $192 in 2013 compared with $197 in 2012 and $184 in 2011. The decrease in 2013 as compared to 2012 was mainly driven by lower spending related to inert anode and carbothermic technology for the Primary Metals segment and other various projects, mostly offset by new spending related to an upgrade of a Micromill™ in San Antonio, TX for the Global Rolled Products segment. This upgrade is expected to be completed by the end of 2015 and, as a result, the Micromill™ will develop and qualify aluminum products for the automotive and packaging end markets. The increase in 2012 as compared to 2011 was primarily caused by additional spending related to inert anode technology for the Primary Metals segment.

Provision for Depreciation, Depletion, and Amortization—The provision for DD&A was $1,421 in 2013 compared with $1,460 in 2012. The decrease of $39, or 3%, was mostly due to net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the Australian dollar and Brazilian real; a reduction in expense related to the permanent shutdown of smelter capacity in Canada, the U.S., and Italy that occurred mid 2013; and the absence of expense due to the divestiture of U.S. hydroelectric power assets in late 2012. These declines were slightly offset by new depreciation associated with a hydroelectric power project in Brazil (Machadinho). In early 2013, there was a change in the legal structure of the entity that owned the project resulting in Alcoa recording its 30.99% share of the project’s assets directly, whereas in 2012, Alcoa’s share was recorded as an equity method investment.

The provision for DD&A was $1,460 in 2012 compared with $1,479 in 2011. The decrease of $19, or 1%, was principally the result of the cessation of DD&A due to the decision at the end of 2011 to permanently shut down and demolish the smelter in Tennessee (see Restructuring and Other Charges below) and the absence of DD&A on various in-use assets that reached the end of their estimated useful life in 2011. These declines were partially offset by an increase related to assets placed into service associated with a new hydroelectric power project in Brazil (Estreito) and higher DD&A due to the capitalization of new haul roads and the write-off of old haul roads no longer in use for mining sites in Australia.

Impairment of Goodwill—In 2013, Alcoa recognized an impairment of goodwill in the amount of $1,731 ($1,719 after noncontrolling interest) related to the annual impairment review of the Primary Metals segment (see Goodwill in Critical Accounting Policies and Estimates below).

Restructuring and Other Charges—Restructuring and other charges for each year in the three-year period ended December 31, 2013 were comprised of the following:

	2013	2012	2011
Resolution of a legal matter	$391	$85	$-
Layoff costs	201	47	93
Asset impairments	116	40	150
Other	82	21	61
Reversals of previously recorded layoff and other exit costs	(8)	(21)	(23)
Restructuring and other charges	$782	$172	$281

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2013 Actions. In 2013, Alcoa recorded Restructuring and other charges of $782 ($585 after-tax and noncontrolling interests), which were comprised of the following components: $391 ($305 after-tax and noncontrolling interest) related to a legal matter; $245 ($183 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at three smelter locations (see below); $87 ($61 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 1,110 employees (340 in the Primary Metals segment, 260 in the Engineered Products and Solutions segment, 250 in the Global Rolled Products segment, 85 in the Alumina segment, and 175 in Corporate), of which 590 relates to a global overhead reduction program, and $9 in pension plan settlement charges related to previously separated employees; $25 ($17 after-tax) in net charges, including $12 ($8 after-tax) for asset impairments, related to retirements and/or the sale of previously idled structures; $25 ($13 after-tax and noncontrolling interests) for asset impairments related to the write-off of capitalized costs for projects no longer being pursued due to the market environment; a net charge of $17 ($12 after-tax and noncontrolling interests) for other miscellaneous items, including $3 ($2 after-tax) for asset impairments; and $8 ($6 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In May 2013, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105 kmt-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280 kmt-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44 kmt-per-year). Additionally, in August 2013, management approved the permanent shutdown and demolition of one potline (capacity of 41 kmt-per-year) that utilizes Soderberg technology at the Massena East, N.Y. smelter (remaining capacity of 84 kmt-per-year composed of two Soderberg potlines – see Primary Metals in Segment Information below). The aforementioned Soderberg lines at Baie Comeau and Massena East were fully shut down by the end of September 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to all three facilities began in late 2013 and are expected to be completed by the end of 2014 (Massena East), 2015 (Baie Comeau), and 2017 (Fusina).

The decisions on the Soderberg lines for Baie Comeau and Massena East are part of a 15-month review of 460 kmt of smelting capacity initiated by management in May 2013 for possible curtailment, while the decision on the Fusina smelter is in addition to the capacity being reviewed. Factors leading to all three decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs. The remaining 183 kmt of smelting capacity subject to this review is expected to be completed during the first half of 2014 (see Primary Metals in Segment Information below). As such, future restructuring charges may be recognized if the decision to shut down more capacity is made in 2014.

In 2013, exit costs related to these actions included $114 for the layoff of approximately 550 employees (Primary Metals segment), including $83 in pension costs; accelerated depreciation of $58 (Baie Comeau) and asset impairments of $18 (Fusina and Massena East) representing the write-off of the remaining book value of all related properties, plants, and equipment; and $55 in other exit costs. Additionally in 2013, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $9 ($6 after-tax), which was recorded in Cost of goods sold on the Statement of Consolidated Operations. The other exit costs of $55 represent $48 in asset retirement obligations and $5 in environmental remediation, both triggered by the decisions to permanently shut down and demolish these structures, and $2 in other related costs.

As of December 31, 2013, approximately 1,020 of the 1,660 employees were separated. The remaining separations for the 2013 restructuring programs are expected to be completed by the end of 2014. In 2013, cash payments of $33 were made against layoff reserves related to the 2013 restructuring programs.

2012 Actions. In 2012, Alcoa recorded Restructuring and other charges of $172 ($106 after-tax and noncontrolling interests), which were comprised of the following components: $85 ($33 after-tax and noncontrolling interest) related to the civil portion of a legal matter; $47 ($29 after-tax and noncontrolling interests) for the layoff of approximately 800 employees (390 in the Engineered Products and Solutions segment, 250 in the Primary Metals segment, 85 in the Alumina segment, and 75 in Corporate), including $10 ($7 after-tax) for the layoff of an additional 170 employees related to the previously reported smelter curtailments in Spain (see 2011 Actions below); $30 ($30 after-tax) in asset impairments and $6 ($6 after-tax) for lease and contract termination costs due to a decision to exit the lithographic sheet business in Bohai, China; $11 ($11 after-tax) in costs to idle the Portovesme smelter (see 2011 Actions below); $10 ($8 after-tax) in other asset impairments; a net charge of $4 ($4 after-tax and noncontrolling interests) for other miscellaneous items; and $21 ($15 after-tax and noncontrolling interests) for the reversal of a number of layoff reserves related to prior periods, including $10 ($7 after-tax) related to the smelters in Spain. The reversal related to the smelters in Spain is due to lower than expected costs based on agreements with employee representatives and the government, as well as a reduction of 55 in the number of layoffs due to the anticipation of the restart of a portion of the previously curtailed capacity based on an agreement with the Spanish government that will provide interruptibility rights (i.e. compensation for power interruptions when grids are overloaded) to the smelters during 2013. A portion of this reversal relates to layoff costs recorded at the end of 2011 (see 2011 Actions below) and a portion of this reversal relates to layoff costs recorded during 2012 (see above).

As of December 31, 2013, the separations associated with 2012 restructuring programs were essentially complete. In 2013 and 2012, cash payments of $17 and $16, respectively, were made against layoff reserves related to the 2012 restructuring programs.

2011 Actions. In 2011, Alcoa recorded Restructuring and other charges of $281 ($181 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($82 after-tax) in asset impairments and $36 ($23 after-tax) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at two U.S. locations (see below); $93 ($68 after-tax and noncontrolling interests) for the layoff of approximately 1,600 employees (820 in the Primary Metals segment, 470 in the Global Rolled Products segment, 160 in the Alumina segment, 20 in the Engineered Products and Solutions segment, and 130 in Corporate), including the effects of planned smelter curtailments (see below); $23 ($12 after-tax and noncontrolling interests) for other asset impairments, including the write-off of the carrying value of an idled structure in Australia that processed spent pot lining and adjustments to the fair value of the one remaining foil location while it was classified as held for sale due to foreign currency movements; $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location; a net charge of $5 ($4 after-tax) for other miscellaneous items; and $23 ($16 after-tax) for the reversal of previously recorded layoff reserves due to normal attrition and changes in facts and circumstances, including a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In late 2011, management approved the permanent shutdown and demolition of certain facilities at two U.S. locations, each of which was previously temporarily idled for various reasons. The identified facilities are the smelter located in Alcoa, TN (capacity of 215 kmt-per-year) and two potlines (capacity of 76 kmt-per-year) at the smelter located in Rockdale, TX (remaining capacity of 191 kmt-per-year composed of four potlines). Demolition and remediation activities related to these actions began in 2012 and are expected to be completed in 2015 for the Tennessee smelter and in 2013 for the two potlines at the Rockdale smelter (essentially complete at December 31, 2013). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution; changed market fundamentals; cost competitiveness; required future capital investment; and restart costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $6 ($4 after-tax), which was recorded in Cost of goods sold on the Statement of Consolidated Operations. The other exit costs of $36 represent $18 ($11 after-tax) in environmental remediation and $17 ($11 after-tax) in asset retirement obligations, both triggered by the decision to permanently shut down and demolish these structures, and $1 ($1 after-tax) in other related costs.

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

As of December 31, 2013, the separations associated with 2011 restructuring programs were essentially complete. In 2013 and 2012, cash payments of $11 and $23, respectively, were made against layoff reserves related to the 2011 restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	2013	2012	2011
Alumina	$11	$3	$39
Primary Metals	295	20	212
Global Rolled Products	15	43	19
Engineered Products and Solutions	27	13	(3)
Segment total	348	79	267
Corporate	434	93	14
Total restructuring and other charges	$782	$172	$281

Interest Expense—Interest expense was $453 in 2013 compared with $490 in 2012. The decrease of $37, or 8%, was primarily due to a 7% lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and payments associated with the loans supporting growth projects in Brazil.

Interest expense was $490 in 2012 compared with $524 in 2011. The decline of $34, or 6%, was principally caused by the absence of a $41 net charge related to the early retirement of various outstanding notes ($74 in purchase premiums paid partially offset by a $33 gain for “in-the-money” interest rate swaps), somewhat offset by lower capitalized interest ($8). The decrease in capitalized interest was largely attributable to the Estreito hydroelectric power project in Brazil as construction was nearly complete, partially offset by an increase related to the aluminum complex in Saudi Arabia.

Other Income, net—Other income, net was $25 in 2013 compared with $341 in 2012. The change of $316 was mainly the result of the absence of a $320 gain on the sale of U.S. hydroelectric power assets (see below). Also, a higher equity loss ($40) related to Alcoa’s share of the joint venture in Saudi Arabia due to start-up costs and a shutdown of one of the two smelter potlines due to a period of instability was partially offset by net favorable foreign currency movements ($28).

Other income, net was $341 in 2012 compared with $87 in 2011. The increase of $254 was mostly due to a gain on the sale of U.S. hydroelectric power assets ($320: see Primary Metals in Segment Information below) and net favorable foreign currency movements ($21). These two items were somewhat offset by lower equity income ($43), largely attributable to Alcoa’s share of expenses of the joint venture in Saudi Arabia and the absence of a discrete income tax benefit recognized by the consortium related to an investment in a natural gas pipeline in Australia (Alcoa World Alumina and Chemicals’ share of the benefit was $24); the absence of a gain on the sale of land in Australia ($43); and a net unfavorable change in mark-to-market derivative contracts ($39), principally driven by the absence of a favorable change in an energy contract that expired in September 2011.

Income Taxes—Alcoa’s effective tax rate was 23.6% in 2013 (provision on a loss) compared with the U.S. federal statutory rate of 35%. The effective tax rate differs (by (58.6)% points) from the U.S. federal statutory rate primarily due to a $1,731 impairment of goodwill (see Impairment of Goodwill above) and a $209 charge for a legal matter (see Restructuring and Other Charges above) that are nondeductible for income tax purposes, a $372 discrete income tax charge for valuation allowances on certain deferred tax assets in Spain and the U.S. (see Income Taxes in Critical Accounting Policies and Estimates below), restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Restructuring and Other Charges above), and a $9 discrete income tax charge related to prior year taxes in Spain and Australia. These items were slightly offset by an $18 discrete income tax benefit related to new U.S. tax legislation.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated various expired or expiring temporary business tax provisions through 2013. Two specific temporary business tax provisions that expired in 2011 and impacted Alcoa are the look-through rule for payments between related controlled foreign corporations and the research and experimentation credit. The expiration of these two provisions resulted in Alcoa recognizing a higher income tax provision of $18 in 2012. As tax law changes are accounted for in the period of enactment, Alcoa recognized the previously mentioned discrete income tax benefit in 2013 related to the 2012 tax year to reflect the extension of these provisions. For tax years beginning after December 31, 2013, these two provisions once again expire. Absent a retroactive extension enacted in 2014, Alcoa would recognize a higher income tax provision of $5 in 2014.

Alcoa’s effective tax rate was 50.0% (provision on income) in 2012 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate principally due to the tax impact from the gain recognized on the sale of U.S. hydroelectric power assets (see Primary Metals in Segment Information below) and an $8 discrete income tax charge related to prior year U.S. taxes on certain depletable assets, slightly offset by a $13 discrete income tax benefit related to a change in the legal structure of an investment.

Alcoa’s effective tax rate was 24.0% (provision on income) in 2011 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate mainly due to foreign income taxed in lower rate jurisdictions.

Management anticipates that the effective tax rate in 2014 will be approximately 45%. However, changes in the current economic environment, tax legislation or rate changes, currency fluctuations, ability to realize deferred tax assets, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate.

In December 2011, one of the Company’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. During 2013, the application was amended and re-filed and, separately, a similar application was filed for another one of the Company’s subsidiaries in Brazil. If approved, the tax rate for these subsidiaries will decrease significantly, resulting in future cash tax savings over the 10-year holiday period (would be retroactively effective as of January 1, 2013). Additionally, the net deferred tax asset of one of the subsidiaries would be remeasured at the lower rate in the period the holiday is approved (the net deferred tax asset of the other subsidiary would not be remeasured since it could still be utilized against future earnings of the subsidiary not subject to the tax holiday). This remeasurement would result in a decrease to that subsidiary’s net deferred tax asset and a noncash charge to earnings of approximately $50. As of December 31, 2013, Alcoa’s subsidiaries’ applications are still pending.

Noncontrolling Interests—Net income attributable to noncontrolling interests was $41 in 2013 compared with Net loss attributable to noncontrolling interests of $29 in 2012. The change of $70 was primarily due to the results of Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. In 2013, the change in AWAC’s results was impacted by improved operating results and items related to a legal matter. The increase in AWAC’s operating results was principally driven by net favorable foreign currency movements and net productivity improvements, somewhat offset by an increase in input costs. Completely offsetting the improved operating results of AWAC was the difference between a $384 charge for a legal matter in 2013 and an $85 charge related to the civil portion of the same legal matter in 2012. A description of how these charges for this legal matter impacted Noncontrolling interests follows.

The noncontrolling interest’s share of AWAC’s charge for a legal matter in 2013 and 2012 was $58 and $34, respectively. In 2012, the $34 was based on the 40% ownership interest of Alumina Limited, while, in 2013, the $58 was based on 15%. The application of a different percentage was due to the criteria in a 2012 allocation agreement between Alcoa and Alumina Limited related to this legal matter being met. Additionally, the $34 charge, as well as costs related to this legal matter, was retroactively adjusted to reflect the terms of the allocation agreement, resulting in a credit to Noncontrolling interests of $41. In summary, Noncontrolling interests included a charge of $17 and $34 related to this legal matter in 2013 and 2012, respectively.

Net loss attributable to noncontrolling interests was $29 in 2012 compared with Net income attributable to noncontrolling interests of $194 in 2011. The change of $223 was mostly due to lower earnings of AWAC. The decline in AWAC’s earnings was attributed primarily to lower realized prices, due to a decrease in contractual LME-based pricing, higher input costs, particularly caustic and fuel oil, and an $85 charge for the civil portion of a legal matter ($34 is noncontrolling interest’s share). These items were somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar.

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

On January 1, 2013, management revised the inventory-costing method used by certain locations within the Global Rolled Products and Engineered Products and Solutions segments, which affects the determination of the respective segment’s profitability measure, ATOI. Management made the change in order to improve internal consistency and enhance industry comparability. This revision does not impact the consolidated results of Alcoa. Segment information for all prior periods presented was revised to reflect this change.

ATOI for all reportable segments totaled $1,217 in 2013, $1,357 in 2012, and $1,885 in 2011. See Note Q to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information. The following discussion provides shipments, sales, and ATOI data for each reportable segment and production data for the Alumina and Primary Metals segments for each of the three years in the period ended December 31, 2013.

Alumina

	2013	2012	2011
Alumina production (kmt)	16,618	16,342	16,486
Third-party alumina shipments (kmt)	9,966	9,295	9,218
Alcoa’s average realized price per metric ton of alumina	$328	$327	$370
Alcoa’s average cost per metric ton of alumina*	$295	$310	$312
Third-party sales	$3,326	$3,092	$3,462
Intersegment sales	2,235	2,310	2,727
Total sales	$5,561	$5,402	$6,189
ATOI	$259	$90	$607
*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

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

In 2013, alumina production increased by 276 kmt compared to 2012. The improvement was mostly the result of higher production in the Atlantic refinery system, primarily at the Point Comfort, TX refinery.

In 2012, alumina production decreased by 144 kmt compared to 2011. The decline was mainly driven by lower production in the Atlantic refinery system as a result of management’s plan to reduce annual production capacity by approximately 390 kmt. This decision was made to align production with smelter curtailments initiated at the beginning of 2012 and to reflect prevailing market conditions. The decrease at these refineries was partially offset by higher production at the Pinjarra and Kwinana refineries in Australia, due to system process improvements.

Third-party sales for the Alumina segment improved 8% in 2013 compared with 2012, largely attributable to an increase of 7% in volume and positive impacts from moving customer contracts to alumina index pricing and spot pricing, somewhat offset by a decrease in contractual LME-based pricing (fewer sales subject to LME pricing and lower average LME prices for those sales subject to LME pricing).

Third-party sales for this segment dropped 11% in 2012 compared with 2011, primarily related to a 12% decline in realized prices, driven by a decrease in contractual LME-based pricing, slightly offset by realized benefits from moving customer contracts to alumina index pricing and from improved spot pricing.

Intersegment sales for the Alumina segment declined 3% in 2013 compared with 2012, primarily the result of lower demand from the Primary Metals segment. Intersegment sales for this segment decreased 15% in 2012 compared with 2011, principally due to lower realized prices and decreased demand from the Primary Metals segment.

ATOI for the Alumina segment increased $169 in 2013 compared with 2012, mainly caused by net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, and net productivity improvements. These positive impacts were somewhat offset by cost increases for bauxite due to a new mining site in Suriname and a crusher equipment move in Australia, rising natural gas prices in Australia, and higher maintenance costs in Australia and Latin America.

ATOI for this segment dropped $517 in 2012 compared with 2011, mostly due to the previously mentioned lower realized prices, higher input costs, particularly caustic and fuel oil, and the absence of a gain on the sale of land in Australia ($30). These negative impacts were somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Brazilian real.

In 2014, the continued shift towards alumina index and spot-pricing is expected to average 65% of third-party shipments. Also, a higher equity loss related to preoperational ramp-up activities at the refinery in Saudi Arabia and overall higher energy prices in this segment’s refinery system are expected.

Primary Metals

	2013	2012	2011
Aluminum production (kmt)	3,550	3,742	3,775
Third-party aluminum shipments (kmt)	2,801	3,056	2,981
Alcoa’s average realized price per metric ton of aluminum	$2,243	$2,327	$2,636
Alcoa’s average cost per metric ton of aluminum*	$2,201	$2,287	$2,492
Third-party sales	$6,596	$7,432	$8,240
Intersegment sales	2,621	2,877	3,192
Total sales	$9,217	$10,309	$11,432
ATOI	$(20)	$309	$481
*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

This segment represents a portion of Alcoa’s upstream operations and consists of the Company’s worldwide smelter system. Primary Metals receives alumina, mostly from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers and traders. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts and buy/resell activity. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales. Buy/resell activity occurs when this segment purchases metal from external or internal sources and resells such metal to external customers or the midstream and downstream segments in order to maximize smelting system efficiency and to meet customer requirements.

In November 2012, Alcoa completed the sale of its 351-megawatt Tapoco Hydroelectric Project (“Tapoco”) to Brookfield Renewable Energy Partners for $597 in cash. Alcoa recognized a gain of $320 ($173 after-tax) in Other income, net on the Statement of Consolidated Operations, of which a gain of $426 ($275 after-tax) was reflected in the Primary Metals segment and a loss of $106 ($102 after-tax) was reflected in Corporate. The amount in Corporate represents the write-off of goodwill and capitalized interest related to Tapoco that were not included in the assets of the Primary Metals segment. Tapoco is a four-station hydroelectric project located on the Little Tennessee and Cheoah Rivers in eastern Tennessee and western North Carolina. The transaction included four generating stations and dams, 86 miles of transmission lines, and approximately 14,500 acres of land associated with and surrounding Tapoco. The power generated by Tapoco was primarily consumed by Alcoa’s smelter in Tennessee, which was temporarily idled in 2009 and permanently shut down in 2011. Since 2009, the power generated from Tapoco was sold into the open market.

At December 31, 2013, Alcoa had 655 kmt of idle capacity on a base capacity of 4,037 kmt. In 2013, idle capacity increased 64 kmt compared to 2012 mostly due to the temporary curtailment of 131 kmt combined at two smelters in Brazil, partially offset by the permanent closure of the Fusina smelter in Italy (44 kmt-per-year) and the restart of a portion (27 kmt combined) of the capacity that was temporary curtailed in 2012 related to the Avilés and La Coruña smelters in Spain. Base capacity declined 190 kmt between December 31, 2013 and 2012 due to the permanent closure of three potlines combined at smelters in Canada and in the U.S. and the previously mentioned permanent shutdown of the Fusina smelter. A detailed description of each of these actions follows.

The restarts in Spain occurred in order to meet the requirements of the modified interruptibility regime in the Spanish power market. In December 2012, the Spanish Government issued a Ministerial Order that modified the interruptibility regime previously in place in the Spanish power market. The interruptibility regime allows certain industrial customers who are willing to be subject to temporary interruptions in the supply of power to sell interruption rights to the high voltage transmission system operator. In January 2013, Alcoa applied for and was granted rights to sell interruption services under the modified regime from its San Ciprian, Avilés, and La Coruña smelters in Spain. The commitment is taken for a one-year period, which has since been extended until October 2014. In 2013, the Spanish Government notified the European Commission of the modification in the interruptibility regime for review under European state aid rules.

In May 2013, Alcoa announced that management will review 460 kmt of smelting capacity over a 15-month period for possible curtailment. This review is aimed at maintaining Alcoa’s competitiveness despite falling aluminum prices and will focus on the highest-cost smelting capacity and those plants that have long-term risk due to factors such as energy costs or regulatory uncertainty.

As part of this review, also in May 2013, management approved the permanent shutdown and demolition of two potlines (105 kmt-per-year) that utilize Soderberg technology at the Baie Comeau smelter in Quebec, Canada. Additionally, in August 2013, management approved the permanent shutdown and demolition of one potline (41 kmt-per-year) that utilizes Soderberg technology at the Massena East, NY plant. The shutdown of these three lines was completed by the end of September 2013. The Baie Comeau smelter has a remaining capacity of 280 kmt-per-year composed of two prebake potlines and the Massena East smelter has a remaining capacity of 84 kmt-per-year composed of two Soderberg potlines.

Also in August 2013 as part of this review, management initiated the temporary curtailment of 97 kmt at the São Luís smelter and 31 kmt at the Poços de Caldas smelter, both in Brazil. This action was also completed by the end of September 2013. An additional 3 kmt was temporarily curtailed at the Poços de Caldas smelter by the end of 2013.

The remaining 183 kmt of smelting capacity subject to this review is expected to be completed during the first half of 2014 (see 2014 outlook below).

In June 2013, management decided to permanently close the Fusina smelter as the underlying conditions that led to the idling of the smelter in 2010 have not fundamentally changed, including low aluminum prices and the lack of an economically viable, long-term power solution.

At December 31, 2012, Alcoa had 591 kmt of idle capacity on a base capacity of 4,227 kmt. In 2012, idle capacity decreased 53 kmt compared to 2011 due to the permanent shutdown of the smelter in Tennessee (215 kmt-per-year) and two potlines at the smelter located in Rockdale, TX (76 kmt-per-year), mostly offset by the curtailment of the Portovesme smelter in Italy (150 kmt-per-year) and the temporary curtailment of a portion of the smelters in Spain: Avilés (46 kmt out of 93 kmt-per-year) and La Coruña (44 kmt out of 87 kmt-per-year). Base capacity declined 291 kmt between December 31, 2012 and 2011 due to the previously mentioned permanent shutdowns.

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

In 2013, aluminum production declined by 192 kmt, mainly the result of the absence of production at the Portovesme smelter (fully curtailed at the end of 2012), the temporary curtailment of capacity at two smelters in Brazil, and the permanent shutdown of three potlines combined at smelters in Canada and in the U.S.

In 2012, aluminum production decreased by 33 kmt, mostly due to the previously mentioned curtailments at the Portovesme, Avilés, and La Coruña smelters, partially offset by the benefit of a full year of production related to capacity restarted in 2011 at the Massena East (125 kmt-per-year), Wenatchee, WA (43 kmt-per-year), and Ferndale, WA (Intalco: 47 kmt-per-year) smelters.

Third-party sales for the Primary Metals segment declined 11% in 2013 compared with 2012, primarily due to lower volumes, including from the curtailed smelters in Italy, Spain, and Brazil and the permanent shutdown of certain capacity in Canada and the U.S. Also contributing to the decrease was a 4% decline in average realized prices, somewhat offset by higher energy sales related to excess power, mostly in Brazil, and favorable product mix. The change in realized prices was driven by an 8% lower average LME price (on 15-day lag), somewhat offset by higher regional premiums, including an average of 12% in the U.S and 13% in Europe.

Third-party sales for this segment dropped 10% in 2012 compared with 2011, mainly due to a 12% decline in average realized prices, driven by a 16% lower average LME price (on 15-day lag), slightly offset by higher buy/resell activity. The U.S. capacity restarted in 2011 contributed positively to third-party sales in 2012, but was completely offset by the curtailments of European capacity in 2012.

Intersegment sales for the Primary Metals segment declined 9% in 2013 compared with 2012, mainly the result of a decrease in both realized prices, driven by a lower LME price, and demand from the midstream and downstream businesses. Intersegment sales for this segment decreased 10% in 2012 compared with 2011, principally due to a decline in realized prices, driven by a lower LME price.

ATOI for the Primary Metals segment decreased $329 in 2013 compared with 2012, primarily caused by a decline in realized prices, the absence of a gain on the sale of Tapoco (see above), higher costs for labor and transportation, a higher equity loss related to the joint venture in Saudi Arabia due to start-up costs and a shutdown of one of the two potlines due to a period of instability, and costs related to planned maintenance outages at the Anglesea power plant in Australia and two U.S. power plants. These negative impacts were somewhat offset by lower costs for carbon and energy, net productivity improvements, net favorable foreign currency movements due to a stronger U.S. dollar against most major currencies, favorable product mix, and a positive impact (insurance recovery in 2013 plus the absence of business interruption and repair costs that occurred in 2012) related to the March 2012 fire at the Massena West cast house ($36).

ATOI for this segment dropped $172 in 2012 compared with 2011, principally related to the previously mentioned decrease in realized prices, higher costs, particularly labor and other raw materials, and an unfavorable impact as a result of business interruption and repair costs related to a fire in March 2012 at the Massena West cast house ($21). These negative impacts were partially offset by a gain on the sale of Tapoco (see above), lower costs for alumina and energy, net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the euro and Brazilian real, and net productivity improvements.

In 2014, pricing is expected to follow a 15-day lag on the LME. Also, a higher equity loss related to start-up activities at the smelter in Saudi Arabia (will be fully operational in the second half of 2014) and overall higher energy prices in this segment’s smelting system are expected. Additionally, the remaining 183 kmt of smelting capacity subject to the management review initiated in May 2013 will be completed (in January 2014 management decided to permanently shut down the remaining 84 kmt at the Massena East smelter).

Global Rolled Products

	2013	2012	2011
Third-party aluminum shipments (kmt)	1,905	1,867	1,780
Alcoa’s average realized price per metric ton of aluminum	$3,730	$3,953	$4,293
Third-party sales	$7,106	$7,378	$7,642
Intersegment sales	178	163	218
Total sales	$7,284	$7,541	$7,860
ATOI	$252	$346	$260

This segment represents Alcoa’s midstream operations, whose principal business is the production and sale of aluminum plate and sheet. A small portion of this segment’s operations relate to foil produced at one plant in Brazil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. Approximately one-half of the third-party sales in this segment consist of RCS. This segment also includes sheet and plate used in the aerospace, automotive, commercial transportation, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets, which is sold directly to customers and through distributors. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Third-party sales for the Global Rolled Products segment declined 4% in 2013 compared with 2012, primarily driven by unfavorable pricing, mostly due to a decrease in metal prices, and unfavorable product mix, partially offset by increased demand. Volume improvements were mostly due to the packaging, automotive, and building and construction end markets, partially offset by a decline in the industrial products end market (especially in North America).

Third-party sales for this segment decreased 3% in 2012 compared with 2011, principally caused by unfavorable pricing, due to a decrease in metal prices, and unfavorable foreign currency movements, mostly due to a weaker euro, somewhat offset by higher volumes and favorable product mix. The higher volumes were largely attributable to the packaging, automotive, building and construction, and aerospace end markets, slightly offset by the industrial products end market.

ATOI for the Global Rolled Products segment declined $94 in 2013 compared with 2012, primarily attributable to a combination of unfavorable pricing and product mix; higher input costs, including metal premiums, energy, and labor; and a negative impact from the timing lag in metal prices (i.e., this segment realized a lower average metal price in sales compared to the average cost of the metal purchased). These items were partially offset by net productivity improvements across most businesses.

ATOI for this segment improved $86 in 2012 compared with 2011, mainly the result of net productivity improvements across all businesses, favorable product mix, and the previously mentioned higher volumes, somewhat offset by higher input costs, particularly labor and transportation.

In 2014, automotive demand is expected to remain strong for both auto and brazing sheet, while industrial volumes are expected to strengthen with the recovering economies in the U.S. and Europe. Also, volume and continued pricing pressures are expected to negatively impact the aerospace (due to high original equipment manufacturer inventories) and packaging end markets.

Engineered Products and Solutions

	2013	2012	2011
Third-party aluminum shipments (kmt)	229	222	221
Third-party sales	$5,733	$5,525	$5,345
ATOI	$726	$612	$537

This segment represents Alcoa’s downstream operations and includes titanium, aluminum, and super alloy investment castings; fasteners; aluminum wheels; integrated aluminum structural systems; architectural extrusions; and forgings and hard alloy extrusions. These products, which are used in the aerospace, automotive, building and construction, commercial transportation, power generation, and industrial products end markets, are sold directly to customers and through distributors.

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

Third-party sales for the Engineered Products and Solutions segment improved 4% in 2013 compared with 2012, largely attributable to higher volumes related to the aerospace end market.

Third-party sales for this segment increased 3% in 2012 compared with 2011, primarily due to higher volumes, slightly offset by unfavorable foreign currency movements due to a weaker euro. The higher volumes were mostly related to the aerospace, industrial gas turbine, and commercial transportation end markets, slightly offset by lower volumes from the building and construction end market.

ATOI for the Engineered Products and Solutions segment rose $114 in 2013 compared with 2012, principally the result of net productivity improvements across all businesses and the previously mentioned volume impact, somewhat offset by higher costs, including labor and research and development expenses, and unfavorable price/product mix.

ATOI for this segment climbed $75 in 2012 compared with 2011, mainly due to net productivity improvements in four of the five businesses and the previously mentioned higher volumes.

In 2014, the aerospace end market is expected to remain strong, while the building and construction end market is expected to improve as the gradual recovery in North America continues and the decline in Europe slows down. Also, weaker global demand in the industrial gas turbine end market is anticipated, while stronger North America build rates in the commercial transportation end market will be offset by declines in Europe.

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

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	2013	2012	2011
Total segment ATOI	$1,217	$1,357	$1,885
Unallocated amounts (net of tax):
Impact of LIFO	52	20	(38)
Interest expense	(294)	(319)	(340)
Noncontrolling interests	(41)	29	(194)
Corporate expense	(284)	(282)	(290)
Impairment of goodwill	(1,731)	-	-
Restructuring and other charges	(607)	(142)	(196)
Discontinued operations	-	-	(3)
Other	(597)	(472)	(213)
Consolidated net (loss) income attributable to Alcoa	$(2,285)	$191	$611

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for 2013 compared with 2012 consisted of:

•

a change in the Impact of LIFO, mostly due to lower prices for aluminum, driven by lower LME prices, and significant reductions in LIFO inventory quantities, which caused a partial liquidation of the lower cost LIFO inventory base;

•

a decrease in Interest expense, principally caused by a 7% lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and payments associated with the loans supporting growth projects in Brazil;

•

a change in Noncontrolling interests, mainly due to improved operating results of AWAC, principally driven by net favorable foreign currency movements and net productivity improvements, somewhat offset by an increase in input costs, and a favorable change in charges allocated to Noncontrolling interest related to a legal matter (see Noncontrolling Interests in Earnings Summary above);

•	an Impairment of goodwill related to the annual impairment review of the Primary Metals segment (see Goodwill in Critical Accounting Policies and Estimates below);

•

an increase in Restructuring and other charges, mostly due to a charge for a legal matter ($322) and exit costs related to the permanent shutdown and demolition of certain structures at three smelter locations ($183), slightly offset by the absence of a charge for the civil portion of a legal matter ($67); and

•

a change in Other, primarily due to a $372 discrete income tax charge for valuation allowances on certain deferred tax assets in Spain and the U.S., partially offset by the absence of both a net charge for five environmental remediation matters ($129) and a charge for the write-off of goodwill and capitalized interest related to the 2012 sale of U.S. hydroelectric power assets that were not included in the assets of the Primary Metals segment ($102).

The significant changes in the reconciling items between total segment ATOI and consolidated net income attributable to Alcoa for 2012 compared with 2011 consisted of:

•	a change in the Impact of LIFO, due to lower prices for alumina and metal, both of which were driven by a decline in LME prices, and lower costs for calcined coke;

•

a decrease in Interest expense, primarily due to the absence of a $27 net charge related to the early retirement of various outstanding notes ($48 in purchase premiums paid partially offset by a $21 gain for “in-the-money” interest rate swaps), somewhat offset by lower capitalized interest ($6);

•

a change in Noncontrolling interests, mainly the result of lower earnings of AWAC, principally driven by lower realized prices, due to a decrease in contractual LME-based pricing, higher input costs, particularly caustic and fuel oil, and a charge for the civil portion of a legal matter ($34 is noncontrolling interest’s share), somewhat offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar;

•

a decrease in Restructuring and other charges, principally caused by fewer asset impairments and a lower number of employee separations, partially offset by a charge for the civil portion of a legal matter ($67); and

•

a change in Other, largely attributable to a net charge for five environmental remediation matters ($129), a charge for the write-off of goodwill and capitalized interest related to the sale of U.S. hydroelectric power assets that were not included in the assets of the Primary Metals segment ($102), and a net unfavorable change in mark-to-market derivative contracts ($24).

Environmental Matters

See the Environmental Matters section of Note N to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Liquidity and Capital Resources

Alcoa maintains a disciplined approach to cash management and strengthening of its balance sheet. In 2013, as in the prior four years, management initiated actions to significantly improve Alcoa’s cost structure and liquidity, providing the Company with the ability to operate effectively as the global economy continues to recover from the economic downturn that began in 2008. Such actions include procurement efficiencies and overhead rationalization to reduce costs, working capital initiatives to yield significant cash improvements, and maintaining a sustainable level of capital expenditures. In 2014, this approach will continue with the ultimate goal of generating cash from operations that exceeds capital expenditures.

Along with the foregoing actions, cash provided from operations and financing activities is expected to be adequate to cover Alcoa’s current operational and business needs. For an analysis of long-term liquidity, see Contractual Obligations and Off-Balance Sheet Arrangements below.

At December 31, 2013, cash and cash equivalents of Alcoa were $1,437, of which $544 was held outside the U.S. Alcoa has a number of commitments and obligations related to the Company’s growth strategy in foreign jurisdictions, resulting in the need for cash outside the U.S. As such, management does not have a current expectation of repatriating cash held in foreign jurisdictions.

Cash from Operations

Cash from operations in 2013 was $1,578 compared with $1,497 in 2012. The increase of $81, or 5%, was largely attributable to higher operating results (net loss plus net add back for noncash impacts to earnings) and lower pension contributions of $99, mostly offset by a negative change associated with all of the following: working capital of $235, noncurrent assets of $162, and noncurrent liabilities of $128.

The lower pension contributions were principally driven by a change in minimum funding obligations for U.S. pension plans due to enacted legislation in 2012 (see below).

The major components of the negative change in working capital were as follows: an unfavorable change of $245 in receivables; a negative change of $71 in inventories, principally due to a lower LIFO reserve; a favorable change of

$53 in prepaid expenses and other current assets, mostly caused by the sale of excess carbon credits in Australia; a positive change of $338 in accounts payable, trade, principally the result of timing of payments, including a policy change in Alcoa’s vendor payment process; an unfavorable change of $252 in accrued expenses, largely attributable to a decrease in deferred revenue and payments made to the Italian Government (see below); and a negative change of $58 in taxes, including income taxes.

The unfavorable change in noncurrent assets was mostly related to an increase in deferred mining costs in Australia and the absence of value-added tax receipts in Brazil. The negative change in noncurrent liabilities was largely attributable to the absence of a net increase in the environmental reserve of $194 related to five remediation matters.

In 2014, Alcoa World Alumina LLC, a majority-owned subsidiary of Alcoa, and Alcoa Inc. will pay a combined $88 to the United States government due to the resolution of a legal matter (paid on January 22, 2014). Additionally, another $74 will be paid in each of the four subsequent years, 2015 through 2018.

Cash from operations in 2012 was $1,497 compared with $2,193 in 2011. The decrease of $696, or 32%, was primarily due to lower operating results, higher pension contributions of $225, and an unfavorable change associated with working capital of $141, somewhat offset by a favorable change of $445 in noncurrent liabilities and a positive change of $163 in noncurrent assets.

The higher pension contributions were principally driven by the fact that in 2012 all contributions to the U.S. pension plans were made in cash, whereas, in 2011, a $600 noncash contribution to the U.S. pension plans was made in the form of Company common stock.

The major components of the unfavorable change in working capital were as follows: a favorable change of $219 in receivables, primarily related to fewer uncollected receivables related to sales programs and lower customer sales; a positive change of $435 in inventories, mostly due to lower levels of on-hand alumina and aluminum products and a decrease in the LME price of aluminum; a negative change of $139 in prepaid expenses and other current assets, largely attributable to the absence of a reduction in collateral posted related to mark-to-market derivative contracts and an increase in both excess carbon emission credits and prepayments for natural gas in Australia; an unfavorable change of $406 in accounts payable, trade, principally the result of timing of payments; a negative change of $150 in accrued expenses, largely attributable to a payment made to the Italian Government (see below), a decrease in deferred revenue, a payment made in the civil portion of a litigation matter (see below), and the absence of a charge related to the former St. Croix location; and a negative change of $100 in taxes, including income taxes, mainly due to less income taxes caused by lower operating results, somewhat offset by an income tax refund received for the carryback of a loss from a prior year in Canada.

The favorable change in noncurrent liabilities was primarily caused by a net increase in the environmental reserve of $194 related to five remediation matters, higher accrual for pension plans, and an increase in deferred revenue related to a contract to deliver sheet and plate to a customer beginning in 2014.

In June 2012, Alcoa received formal notification from the Italian Government requesting a net payment of $310 (€250) related to a November 2009 European Commission decision on electricity pricing for smelters. Alcoa commenced payment of the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years. This relief had an immediate impact on the calculation of the then remaining funding contributions in 2012, resulting in a reduction of $130 in minimum required pension funding. In 2013, this relief resulted in a reduction of $250 in minimum required pension funding.

On October 9, 2012, Alcoa World Alumina LLC, a majority-owned subsidiary of Alcoa, paid $42.5 to the plaintiff of the civil portion of a legal matter pursuant to a settlement agreement. The remaining $42.5 was paid on October 9, 2013.

Financing Activities

Cash used for financing activities was $679 in 2013 compared with cash used for financing activities of $798 in 2012 and cash provided from financing activities of $62 in 2011.

The use of cash in 2013 was primarily due to $2,317 in payments on debt, mainly related to $1,850 for the repayment of borrowings under certain revolving credit facilities (see below), a $422 early repayment of 6.00% Notes due July 2013, and $27 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $132 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $97, most of which relates to Alumina Limited’s share of AWAC. These items were partially offset by $1,852 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities (see below).

The use of cash in 2012 was principally the result of $1,489 in payments on debt, mainly related to $600 for the repayment of borrowings under certain revolving credit facilities (see below), $322 for the repayment of 6% Notes due 2012 as scheduled, $280 for the repayment of short-term loans to support the export operations of a subsidiary in Brazil, and $272 for previous borrowings on the loans supporting the São Luís refinery expansion, Juruti bauxite mine development, and Estreito hydroelectric power project in Brazil; a change of $224 in commercial paper; and $131 in dividends paid to shareholders. These items were partially offset by $972 in additions to debt, due to $600 in borrowings under certain revolving credit facilities (see below), $280 in short-term loans to support the export operations of a subsidiary in Brazil, and $92 in borrowings under loans that support the Estreito hydroelectric power project in Brazil; and net cash received from noncontrolling interests of $76, all of which relates to Alumina Limited’s share of AWAC.

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

As a result of an agreement between Alcoa and Alumina Limited in September 2012, Alcoa of Australia (part of the AWAC group of companies) made minimum dividend payments to Alumina Limited of $100 in 2013.

Alcoa has outstanding $575 of 5.25% convertible notes due on March 15, 2014, which are included in Long-term debt due within one year on the Company’s Consolidated Balance Sheet at December 31, 2013. The notes are payable in cash at maturity unless holders exercise their option by the close of business on March 13, 2014 to convert the notes into shares of Alcoa common stock. The initial conversion rate provided under the terms of the Notes is 155.4908 shares of common stock per $1,000 (whole dollars) principal amount of notes, equivalent to a conversion price of approximately $6.43 per share of common stock.

Alcoa maintains a Five-Year Revolving Credit Agreement, dated July 25, 2011, (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,750 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 under the Credit Facility.

The Credit Facility was scheduled to mature on July 25, 2016; however, on December 7, 2012, Alcoa received approval for a one-year extension of the maturity date by the lenders and issuers that support $3,700 of the Credit Facility (approval for the remaining $50 was received on January 8, 2013). As such, the Credit Facility now matures on July 25, 2017, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make one additional one-year extension request during the remaining term of the Credit Facility, subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of December 31, 2013) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of December 31, 2013. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Agreement includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business. As of December 31, 2013 and 2012, Alcoa was in compliance with all such covenants.

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

There were no amounts outstanding at December 31, 2013 and 2012 and no amounts were borrowed during 2013 or 2012 under the Credit Facility.

In 2012, Alcoa entered into two term loan agreements and six revolving credit agreements, providing a combined borrowing capacity of $990, each with a different financial institution. The two term loan agreements (totaling $350) and one of the revolving credit agreements ($150) were terminated during 2012 and 2013, respectively, upon repayment of existing borrowings. Also, in 2013, four of the revolving credit agreements were due to expire, and, therefore, were extended to September 2014 through September 2015.

In 2013, Alcoa entered into five additional credit arrangements, one term loan agreement (later replaced with a revolving credit agreement) and four revolving credit agreements, providing a combined borrowing capacity of $700, each with a different financial institution. These five additional revolving credit agreements expire between February 2014 and December 2014 (two of these agreements were originally due to expire in 2013).

The purpose of any borrowings under all arrangements in both 2013 and 2012 was to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans. The covenants contained in all the arrangements are the same as the Credit Agreement (see above).

In 2013 and 2012, Alcoa borrowed and repaid $1,850 and $600, respectively, under the respective credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during 2013 and 2012 were 1.57% and 1.89%, respectively, and 213 days and 260 days, respectively.

In summary, at December 31, 2013, Alcoa has ten revolving credit facilities (excluding the Credit Facility above), providing a combined capacity of $1,190, of which $1,040 is due to expire in 2014 and $150 is due to expire in 2015.

In February 2011, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement (filed in March 2008). As of December 31, 2013 and 2012, $1,250 in senior debt securities were issued under the current shelf registration statement.

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

Cash and letters of credit. As a result of the ratings downgrade by Moody’s, certain power companies and counterparties to derivative contracts required Alcoa to post letters of credit and cash collateral, respectively, in the amount of $167 and $18, respectively, in June 2013. During the remainder of 2013, the amount of letters of credit posted increased by $2 and the amount of cash collateral posted declined to $6. Other vendors and third-parties may require Alcoa to post additional letters of credit and/or cash collateral in future periods.

Outstanding debt. Alcoa’s outstanding debt as of December 31, 2013 totaled $8,319. There were no ramifications to Alcoa as a result of the ratings downgrade and interest payments and fees related to the outstanding debt remain unchanged.

Revolving credit facilities. Alcoa has a $3,750 revolving credit facility that expires in July 2017 and ten other revolving credit facilities totaling $1,190. This $4,940 of borrowing capacity was also unaffected by the ratings downgrade, including the margins that would be applicable to any borrowings, and remains available for use by Alcoa at its discretion.

Commercial paper. During the seven months since the downgrade, Alcoa was able to issue the desired level of commercial paper to support operations without difficulty. At the time of the downgrade, the spreads on commercial paper increased slightly, however, by one to three basis points, which did not result in a significant change to Alcoa’s total interest costs. While Alcoa expects it can continue to issue commercial paper, there is no assurance about the amount or cost at which it could issue commercial paper.

Investing Activities

Cash used for investing activities was $1,290 in 2013 compared with $759 in 2012 and $1,852 in 2011.

The use of cash in 2013 was primarily due to $1,193 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $143), 34% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, and the automotive sheet expansion at the Alcoa, TN plant; and $293 in additions to investments, including equity contributions of $171 related to the aluminum complex joint venture in Saudi Arabia and the purchase of $54 in equities and fixed income securities held by Alcoa’s captive insurance company. These items were slightly offset by a net change in restricted cash of $170, mostly related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant (see Noncash Financing and Investing Activities below).

The use of cash in 2012 was mainly due to $1,261 in capital expenditures (includes costs related to environmental control in new and expanded facilities of $153), 33% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant and the Estreito hydroelectric power project; and $300 in additions to investments, principally for the equity contributions of $253 related to the aluminum complex joint venture in Saudi Arabia. These items were somewhat offset by $615 in proceeds from the sale of assets, mostly the result of $597 received for the sale of U.S. hydroelectric power assets (see Primary Metals in Segment Information above), and a net change in restricted cash of $87, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant (see Noncash Financing and Investing Activities below).

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

Noncash Financing and Investing Activities

In August 2012, Alcoa received a loan of $250 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities at Alcoa’s rolling mill plant in Davenport, IA. Because this loan can only be used for this purpose, the net proceeds of $248 were classified as restricted cash. Since restricted cash is not part of cash and cash equivalents, this transaction was not reflected in the Statement of Consolidated Cash Flows as it represents a noncash activity. As funds are expended for the project, the release of the cash will be reflected as both an inflow on the Net change in restricted cash line and an outflow on the Capital expenditures line in the Investing Activities section of the Statement of Consolidated Cash Flows. At December 31, 2013 and 2012, Alcoa had $13 and $171, respectively, of restricted cash remaining related to this transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. Alcoa is required to make future payments under various contracts, including long-term purchase obligations, financing arrangements, and lease agreements. Alcoa also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. As of December 31, 2013, a summary of Alcoa’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2014	2015-2016	2017-2018	Thereafter
Operating activities:
Energy-related purchase obligations	$15,511	$1,490	$2,563	$2,826	$8,632
Raw material purchase obligations	6,389	1,839	1,017	726	2,807
Other purchase obligations	946	149	152	137	508
Operating leases	925	198	300	183	244
Interest related to total debt	4,159	461	873	807	2,018
Estimated minimum required pension funding	2,570	625	1,175	770	-
Other postretirement benefit payments	2,485	260	520	510	1,195
Layoff and other restructuring payments	138	107	29	2	-
Deferred revenue arrangements	164	13	36	36	79
Uncertain tax positions	74	-	-	-	74
Financing activities:
Total debt	8,300	715	60	1,824	5,701
Dividends to shareholders	-	-	-	-	-
Investing activities:
Capital projects	1,094	612	412	38	32
Equity contributions	268	151	117	-	-
Payments related to acquisitions	-	-	-	-	-
Totals	$43,023	$6,620	$7,254	$7,859	$21,290

Obligations for Operating Activities

Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from 1 year to 34 years. Raw material obligations consist mostly of bauxite (relates to Alcoa’s bauxite mine interests in Guinea and Brazil), caustic soda, alumina, aluminum fluoride, calcined petroleum coke, cathode blocks, and various metals with expiration dates ranging from less than 1 year to 19 years. Other purchase obligations consist principally of freight for bauxite and alumina with expiration dates ranging from 1 to 18 years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. Operating leases represent multi-year obligations for certain land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment.

Interest related to total debt is based on interest rates in effect as of December 31, 2013 and is calculated on debt with maturities that extend to 2042. The effect of outstanding interest rate swaps, which are accounted for as fair value hedges, was included in interest related to total debt. As of December 31, 2013, these hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018. As the contractual interest rates for certain debt and interest rate swaps are variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates, among others. The minimum required contributions for pension funding are estimated to be $625 for 2014, $625 for 2015, $550 for 2016, $440 for 2017, and $330 for 2018. These expected pension contributions reflect the impacts of the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, and the Moving Ahead for Progress in the 21st Century Act. The expected decline in pension contributions assumes that all actuarial assumptions are realized and remain the same in the future. Other postretirement benefit payments are expected to approximate $255 to $260 annually for years 2014 through 2018 and $240 annually for years 2019 through 2023. Such payments will be slightly offset by subsidy receipts related to Medicare Part D, which are estimated to be approximately $25 to $30 annually for years 2014 through 2023. Alcoa has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2018 and 2023, respectively.

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

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2013. The total amount of uncertain tax positions is included in the “Thereafter” column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Obligations for Financing Activities

Total debt amounts in the preceding table represent the principal amounts of all outstanding debt, including short-term borrowings and long-term debt. Maturities for long-term debt extend to 2042.

Alcoa has historically paid quarterly dividends on its preferred and common stock. Including dividends on preferred stock, Alcoa paid $132 in dividends to shareholders during 2013. Because all dividends are subject to approval by Alcoa’s Board of Directors, amounts are not included in the preceding table unless such authorization has occurred. As of December 31, 2013, there were 1,071,011,162 and 546,024 shares of outstanding common stock and preferred stock, respectively. The annual preferred stock dividend is at the rate of $3.75 per share and the annual common stock dividend is $0.12 per share.

Obligations for Investing Activities

Capital projects in the preceding table only include amounts approved by management as of December 31, 2013. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $1,250 in 2014.

Equity contributions represent Alcoa’s committed investment related to a joint venture in Saudi Arabia. Alcoa is a participant in a joint venture to develop a new aluminum complex in Saudi Arabia, comprised of a bauxite mine, alumina refinery, aluminum smelter, and rolling mill, which will require the Company to contribute approximately $1,100. As of December 31, 2013, Alcoa has made equity contributions of $832. The timing of the amounts included in the preceding table may vary based on changes in anticipated construction schedules of the project.

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

Off-Balance Sheet Arrangements. At December 31, 2013, Alcoa has maximum potential future payments for a guarantee issued on behalf of a third party of $542. This guarantee expires in 2019 and relates to project financing for the aluminum complex in Saudi Arabia. In February 2013, a guarantee related to project financing for a hydroelectric power project in Brazil was terminated as the outstanding debt of the consortium was repaid in full. Alcoa also has outstanding bank guarantees related to tax matters, outstanding debt, workers compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2014 and 2022 was $370 at December 31, 2013.

Alcoa has outstanding letters of credit primarily related to workers’ compensation, energy contracts, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2014, was $333 at December 31, 2013. Alcoa also has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2014, was $170 at December 31, 2013.

In March 2012, Alcoa entered into an arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement originally provided for minimum funding of $50 up to a maximum of $250 for receivables sold. In May 2013, the arrangement was amended to increase the maximum funding to $500 and include two additional financial institutions. On March 30, 2012, Alcoa initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase price under this arrangement. Alcoa received additional net cash funding of $5 ($388 in draws and $383 in repayments) and $155 ($160 in draws and $5 in repayments) in 2013 and 2012, respectively. As of December 31, 2013 and 2012, the deferred purchase price receivable was $248 and $18, respectively, which was included in Other receivables on the Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) decrease in receivables line item on the Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. In 2013 and 2012, the gross cash outflows and inflows associated with the deferred purchase price receivable were $6,985 and $6,755, respectively, and $3,339 and $3,321, respectively. The gross amount of receivables sold and total cash collected under this program since its inception was $10,324 and $9,866, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

Alcoa had three other arrangements, each with a different financial institution, to sell certain customer receivables outright without recourse on a continuous basis. On March 22, 2013, Alcoa terminated these arrangements. All receivables sold under these arrangements were collected as of March 31, 2013. Alcoa serviced the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

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

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record an ARO for the removal, treatment, transportation, storage and/or disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls, various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2013 ranges from less than $1 to $52 per structure (131 structures) in today’s dollars.

Goodwill. Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units, of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Global Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. More than 80% of Alcoa’s total goodwill is allocated to two reporting units as follows: Alcoa Fastening Systems (AFS) ($1,166) and Alcoa Power and Propulsion (APP) ($1,617) businesses, both of which are included in the Engineered Products and Solutions segment. These amounts include an allocation of Corporate’s goodwill.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Alcoa’s policy for its annual review of goodwill is to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test. Management will proceed directly to the two-step quantitative impairment test for a minimum of three reporting units (based on facts and circumstances) during each annual review of goodwill. This policy will result in each of the nine reporting units being subjected to the two-step quantitative impairment test at least once during every three-year period.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.

During the 2013 annual review of goodwill, management performed the qualitative assessment for two reporting units, the Global Rolled Products segment and one of the five reporting units in the Engineered Products and Solutions segment. Management concluded that it was not more likely than not that the estimated fair values of the two reporting units were less than their carrying values. As such, no further analysis was required.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a discounted cash flow (DCF) model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, production costs, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ WACC rate are estimated for each business with the assistance of valuation experts.

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

During the 2013 annual review of goodwill, management proceeded directly to the two-step quantitative impairment test for seven reporting units as follows: the Primary Metals segment, the Alumina segment, the soft alloy extrusions business in Brazil, and four of the five reporting units in the Engineered Products and Solutions segment, including

AFS and APP. The estimated fair values of the four Engineered Products and Solutions businesses, and the soft alloy extrusions business were substantially in excess of their respective carrying value, resulting in no impairment.

During the 2012 annual testing of goodwill, the estimated fair value of the Alumina segment exceeded the carrying value by 7%. In connection with the 2013 testing, the estimated fair value of the Alumina segment exceeded the carrying value by 18%. This increase is attributable to several factors: improved pricing due to the continued implementation of the Alumina Price Index; operating and productivity improvements in the business; and a stronger U.S. dollar, all of which increased management’s estimates of operating results and cash flows used in assessing Alumina’s goodwill for impairment. These improvements were partially offset by an increase in the discount rate used in the DCF models. Unfavorable movements in one or more of these trends in the future could have a negative impact on the estimated fair value of the Alumina segment.

For Primary Metals, the estimated fair value as determined by the DCF model was lower than the associated carrying value. As a result, management performed the second step of the impairment analysis in order to determine the implied fair value of Primary Metals’ goodwill. The results of the second-step analysis showed that the implied fair value of goodwill was zero. Therefore, in the fourth quarter of 2013, Alcoa recorded a goodwill impairment of $1,731 ($1,719 after noncontrolling interest). As a result of the goodwill impairment, there is no goodwill remaining for the Primary Metals reporting unit.

The impairment of Primary Metals’ goodwill results from several causes: the prolonged economic downturn; a disconnect between industry fundamentals and pricing that has resulted in lower metal prices; and the increased cost of alumina, a key raw material, resulting from expansion of the Alumina Price Index throughout the industry. All of these factors, exacerbated by increases in discount rates, continue to place significant downward pressure on metal prices and operating margins, and the resulting estimated fair value, of the Primary Metals business. As a result, management decreased the near-term and long-term estimates of the operating results and cash flows utilized in assessing Primary Metals’ goodwill for impairment. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect management’s own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities.

Goodwill impairment tests in prior years indicated that goodwill was not impaired for any of the Company’s reporting units and there were no triggering events since that time that necessitated an impairment test.

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

The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, consumer products, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2013, 2012, and 2011, the discount rate used to determine benefit obligations for U.S. pension and other postretirement benefit plans was 4.80%, 4.15%, and 4.90%, respectively. The impact on the liabilities of a change in the discount rate of 1/4 of 1% would be approximately $460 and either a charge or credit of $21 to after-tax earnings in the following year.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on a combination of historical asset return information and forward-looking returns by asset class. As it relates to historical asset return information, management focuses on the annual, 10-year moving, and 20-year moving averages when developing this assumption. Management also incorporates expected future returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment.

For 2013, 2012, and 2011, management used 8.50% as its expected long-term rate of return, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. This rate falls within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. For 2014, management determined that 8.00% will be the expected long-term rate of return. The decrease of 50 basis points in the expected long-term rate of return is due to a combination of a decrease in the 20-year moving average of actual performance and lower future expected market returns.

A change in the assumption for the expected long-term rate of return on plan assets of 1/4 of 1% would impact after-tax earnings by approximately $18 for 2014.

In 2013, a net benefit of $876 ($531 after-tax) was recorded in other comprehensive loss, primarily due to a 65 basis point increase in the discount rate and the amortization of actuarial losses. In 2012, a net charge of $769 ($529 after-tax) was recorded in other comprehensive loss, primarily due to a 75 basis point decrease in the discount rate, which was slightly offset by the favorable performance of the plan assets and the amortization of actuarial losses. In 2011, a net charge of $991 ($593 after-tax) was recorded in other comprehensive loss, primarily due to an 85 basis point decrease in the discount rate, which was slightly offset by the favorable performance of the plan assets and the amortization of actuarial losses.

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

Equity grants are issued in January each year. As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. As a result, a larger portion of expense will be recognized in the first half of each year for these retirement-eligible employees. Compensation expense recorded in 2013, 2012, and 2011 was $71 ($48 after-tax), $67 ($46 after-tax), and $83 ($56 after-tax), respectively. Of this amount, $14, $13, and $18 in 2013, 2012, and 2011, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Alcoa’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

In 2013, Alcoa recognized a $372 discrete income tax charge for valuation allowances on certain deferred tax assets in Spain and the U.S. Of this amount, a $237 valuation allowance was established on the full value of the deferred tax assets related to a Spanish consolidated tax group. As of December 31, 2013, these deferred tax assets have an expiration period ranging from 2014 to 2030. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that Alcoa will realize the tax benefit of these deferred tax assets. This was mainly driven by a decline in the outlook of the Primary Metals business (2013 realized prices were the lowest since 2009) combined with prior year cumulative losses of the Spanish consolidated tax group. The need for this valuation allowance will be assessed on a continuous basis in future periods and, as a result, a portion or all of the allowance may be reversed based on changes in facts and circumstances.

The remaining $135 relates to a valuation allowance established on a portion of available foreign tax credits in the U.S. These credits can be carried forward for 10 years, and, as of December 31, 2013, have an expiration period ranging from 2016 to 2023. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that Alcoa will realize the full tax benefit of these foreign tax credits. This was primarily due to lower foreign sourced taxable income after consideration of tax planning strategies and after the inclusion of earnings from foreign subsidiaries projected to be distributable as taxable foreign dividends. Similar to the outlook related to Spain above, lower levels of both distributable future foreign earnings and projected foreign sourced taxable income are principally attributable to a decline in the outlook of the Primary Metals business. The need for this valuation allowance will be assessed on a continuous basis in future periods and, as a result, an increase or decrease to this allowance may result based on changes in facts and circumstances.

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

Management’s Reports to Alcoa Shareholders

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Klaus Kleinfeld
Klaus Kleinfeld Chairman and Chief Executive Officer

/s/ William F. Oplinger
William F. Oplinger Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Inc.

In our opinion, the accompanying consolidated balance sheet and the related statements of consolidated operations, consolidated comprehensive loss, changes in consolidated equity, and consolidated cash flows present fairly, in all material respects, the financial position of Alcoa Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 13, 2014

Alcoa and subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2013	2012	2011
Sales (Q)	$23,032	$23,700	$24,951
Cost of goods sold (exclusive of expenses below)	19,286	20,401	20,480
Selling, general administrative, and other expenses	1,008	997	1,027
Research and development expenses	192	197	184
Provision for depreciation, depletion, and amortization	1,421	1,460	1,479
Impairment of goodwill (A & E)	1,731	-	-
Restructuring and other charges (D)	782	172	281
Interest expense (V)	453	490	524
Other income, net (O)	(25)	(341)	(87)
Total costs and expenses	24,848	23,376	23,888
(Loss) income from continuing operations before income taxes	(1,816)	324	1,063
Provision for income taxes (T)	428	162	255
(Loss) income from continuing operations	(2,244)	162	808
Loss from discontinued operations	-	-	(3)
Net (loss) income	(2,244)	162	805
Less: Net income (loss) attributable to noncontrolling interests	41	(29)	194
Net (Loss) Income Attributable to Alcoa	$(2,285)	$191	$611
Amounts Attributable to Alcoa Common Shareholders:
(Loss) income from continuing operations	$(2,285)	$191	$614
Loss from discontinued operations	-	-	(3)
Net (loss) income	$(2,285)	$191	$611
Earnings per Share Attributable to Alcoa Common Shareholders (S):
Basic:
(Loss) income from continuing operations	$(2.14)	$0.18	$0.58
Loss from discontinued operations	-	-	(0.01)
Net (loss) income	$(2.14)	$0.18	$0.57
Diluted:
(Loss) income from continuing operations	$(2.14)	$0.18	$0.55
Loss from discontinued operations	-	-	-
Net (loss) income	$(2.14)	$0.18	$0.55

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Loss

(in millions)

	Alcoa			Noncontrolling Interests			Total
For the year ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net (loss) income	$(2,285)	$191	$611	$41	$(29)	$194	$(2,244)	$162	$805
Other comprehensive loss, net of tax (B):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	531	(529)	(593)	26	22	(59)	557	(507)	(652)
Foreign currency translation adjustments	(968)	(202)	(543)	(367)	(94)	(165)	(1,335)	(296)	(708)
Net change in unrealized gains on available-for-sale securities	(1)	2	-	-	-	-	(1)	2	-
Net change in unrecognized losses on derivatives	181	(46)	184	3	(1)	(5)	184	(47)	179
Total Other comprehensive loss, net of tax	(257)	(775)	(952)	(338)	(73)	(229)	(595)	(848)	(1,181)
Comprehensive loss	$(2,542)	$(584)	$(341)	$(297)	$(102)	$(35)	$(2,839)	$(686)	$(376)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2013	2012
Assets
Current assets:
Cash and cash equivalents (X)	$1,437	$1,861
Receivables from customers, less allowances of $20 in 2013 and $39 in 2012 (U)	1,221	1,399
Other receivables (U)	597	340
Inventories (G)	2,705	2,825
Prepaid expenses and other current assets	1,009	1,275
Total current assets	6,969	7,700
Properties, plants, and equipment, net (H)	17,639	18,947
Goodwill (A & E)	3,415	5,170
Investments (I)	1,907	1,860
Deferred income taxes (T)	3,184	3,790
Other noncurrent assets (J)	2,628	2,712
Total Assets	$35,742	$40,179
Liabilities
Current liabilities:
Short-term borrowings (K & X)	$57	$53
Accounts payable, trade	2,960	2,702
Accrued compensation and retirement costs	1,013	1,058
Taxes, including income taxes	376	366
Other current liabilities	1,044	1,298
Long-term debt due within one year (K & X)	655	465
Total current liabilities	6,105	5,942
Long-term debt, less amount due within one year (K & X)	7,607	8,311
Accrued pension benefits (W)	3,183	3,722
Accrued other postretirement benefits (W)	2,354	2,603
Other noncurrent liabilities and deferred credits (L)	2,971	3,078
Total liabilities	22,220	23,656
Contingencies and commitments (N)

Equity
Alcoa shareholders’ equity:
Preferred stock (R)	55	55
Common stock (R)	1,178	1,178
Additional capital	7,509	7,560
Retained earnings	9,272	11,689
Treasury stock, at cost	(3,762)	(3,881)
Accumulated other comprehensive loss (B)	(3,659)	(3,402)
Total Alcoa shareholders’ equity	10,593	13,199
Noncontrolling interests (M)	2,929	3,324
Total equity	13,522	16,523
Total Liabilities and Equity	$35,742	$40,179

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2013	2012	2011
Cash from Operations
Net (loss) income	$(2,244)	$162	$805
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	1,422	1,462	1,481
Deferred income taxes (T)	178	(99)	(181)
Equity income, net of dividends	77	2	(26)
Impairment of goodwill (A & E)	1,731	-	-
Restructuring and other charges (D)	782	172	281
Net gain from investing activities—asset sales (O)	(10)	(321)	(41)
Loss from discontinued operations	-	-	3
Stock-based compensation (R)	71	67	83
Excess tax benefits from stock-based payment arrangements	-	(1)	(6)
Other	4	63	53
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(141)	104	(115)
Decrease (increase) in inventories	25	96	(339)
(Increase) decrease in prepaid expenses and other current assets	(9)	(62)	77
Increase (decrease) in accounts payable, trade	326	(12)	394
(Decrease) in accrued expenses	(418)	(166)	(16)
(Decrease) increase in taxes, including income taxes	(43)	15	115
Pension contributions (W)	(462)	(561)	(336)
(Increase) decrease in noncurrent assets	(153)	9	(154)
Increase in noncurrent liabilities	442	570	125
Cash provided from continuing operations	1,578	1,500	2,203
Cash used for discontinued operations	-	(3)	(10)
Cash provided from operations	1,578	1,497	2,193
Financing Activities
Net change in short-term borrowings (original maturities of three months or less) (K)	5	(10)	(31)
Net change in commercial paper (K)	-	(224)	224
Additions to debt (original maturities greater than three months) (K)	1,852	972	1,256
Debt issuance costs	(3)	(5)	(17)
Payments on debt (original maturities greater than three months) (K)	(2,317)	(1,489)	(1,194)
Proceeds from exercise of employee stock options (R)	13	12	37
Excess tax benefits from stock-based payment arrangements	-	1	6
Dividends paid to shareholders	(132)	(131)	(131)
Distributions to noncontrolling interests	(109)	(95)	(257)
Contributions from noncontrolling interests (M)	12	171	169
Cash (used for) provided from financing activities	(679)	(798)	62
Investing Activities
Capital expenditures	(1,193)	(1,261)	(1,287)
Acquisitions, net of cash acquired (F & P)	-	-	(240)
Proceeds from the sale of assets and businesses (F)	13	615	38
Additions to investments (I & N)	(293)	(300)	(374)
Sales of investments (I)	-	31	54
Net change in restricted cash (P)	170	87	(4)
Other	13	69	(39)
Cash used for investing activities	(1,290)	(759)	(1,852)
Effect of exchange rate changes on cash and cash equivalents	(33)	(18)	(7)
Net change in cash and cash equivalents	(424)	(78)	396
Cash and cash equivalents at beginning of year	1,861	1,939	1,543
Cash and cash equivalents at end of year	$1,437	$1,861	$1,939

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other compre- hensive loss	Noncontrolling interests	Total equity
Balance at December 31, 2010	$55	$1,141	$7,087	$11,149	$(4,146)	$(1,675)	$3,475	$17,086
Net income	-	-	-	611	-	-	194	805
Other comprehensive loss	-	-	-	-	-	(952)	(229)	(1,181)
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.12 per share	-	-	-	(129)	-	-	-	(129)
Stock-based compensation (R)	-	-	83	-	-	-	-	83
Common stock issued: compensation plans (R)	-	-	(172)	-	194	-	-	22
Issuance of common stock (R)	-	37	563	-	-	-	-	600
Distributions	-	-	-	-	-	-	(257)	(257)
Contributions (M)	-	-	-	-	-	-	169	169
Other	-	-	-	-	-	-	(1)	(1)
Balance at December 31, 2011	55	1,178	7,561	11,629	(3,952)	(2,627)	3,351	17,195
Net income (loss)	-	-	-	191	-	-	(29)	162
Other comprehensive loss	-	-	-	-	-	(775)	(73)	(848)
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.12 per share	-	-	-	(129)	-	-	-	(129)
Stock-based compensation (R)	-	-	67	-	-	-	-	67
Common stock issued: compensation plans (R)	-	-	(68)	-	71	-	-	3
Distributions	-	-	-	-	-	-	(95)	(95)
Contributions (M)	-	-	-	-	-	-	171	171
Other	-	-	-	-	-	-	(1)	(1)
Balance at December 31, 2012	55	1,178	7,560	11,689	(3,881)	(3,402)	3,324	16,523
Net (loss) income	-	-	-	(2,285)	-	-	41	(2,244)
Other comprehensive loss	-	-	-	-	-	(257)	(338)	(595)
Cash dividends declared:
Preferred @ $3.75 per share	-	-	-	(2)	-	-	-	(2)
Common @ $0.12 per share	-	-	-	(130)	-	-	-	(130)
Stock-based compensation (R)	-	-	71	-	-	-	-	71
Common stock issued: compensation plans (R)	-	-	(122)	-	119	-	-	(3)
Distributions	-	-	-	-	-	-	(109)	(109)
Contributions (M)	-	-	-	-	-	-	12	12
Other	-	-	-	-	-	-	(1)	(1)
Balance at December 31, 2013	$55	$1,178	$7,509	$9,272	$(3,762)	$(3,659)	$2,929	$13,522

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts)

A. Summary of Significant Accounting Policies

Basis of Presentation. The Consolidated Financial Statements of Alcoa Inc. and subsidiaries (“Alcoa” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters. Certain amounts in previously issued financial statements were reclassified to conform to the 2013 presentation.

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

Segment	Structures	Machinery and equipment
Alumina:
Alumina refining	30	26
Bauxite mining	31	17
Primary Metals:
Aluminum smelting	35	21
Power generation	30	21
Global Rolled Products	32	21
Engineered Products and Solutions	29	18

Gains or losses from the sale of assets are generally recorded in other income or expenses (see policy below for assets classified as held for sale and discontinued operations). Repairs and maintenance are charged to expense as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs.

Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow (DCF) model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of assets also require significant judgments.

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

Goodwill and Other Intangible Assets. Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Alcoa has nine reporting units, of which five are included in the Engineered Products and Solutions segment. The remaining four reporting units are the Alumina segment, the Primary Metals segment, the Global Rolled Products segment, and the soft alloy extrusions business in Brazil, which is included in Corporate. More than 80% of Alcoa’s total goodwill is allocated to two reporting units as follows: Alcoa Fastening Systems (AFS) ($1,166) and Alcoa Power and Propulsion (APP) ($1,617) businesses, both of which are included in the Engineered Products and Solutions segment. These amounts include an allocation of Corporate’s goodwill.

In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Alcoa’s policy for its annual review of goodwill is to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test. Management will proceed directly to the two-step quantitative impairment test for a minimum of three reporting units (based on facts and circumstances) during each annual review of goodwill. This policy will result in each of the nine reporting units being subjected to the two-step quantitative impairment test at least once during every three-year period.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC) between the current and prior years for each reporting unit.

During the 2013 annual review of goodwill, management performed the qualitative assessment for two reporting units, the Global Rolled Products segment and one of the five reporting units in the Engineered Products and Solutions segment. Management concluded that it was not more likely than not that the estimated fair values of the two reporting units were less than their carrying values. As such, no further analysis was required.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Alcoa uses a DCF model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, production costs, tax rates, capital spending, discount rate, and working capital changes. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The betas used in calculating the individual reporting units’ WACC rate are estimated for each business with the assistance of valuation experts.

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

During the 2013 annual review of goodwill, management proceeded directly to the two-step quantitative impairment test for seven reporting units as follows: the Primary Metals segment, the Alumina segment, the soft alloy extrusions business in Brazil, and four of the five reporting units in the Engineered Products and Solutions segment, including AFS and APP. The estimated fair values of the four Engineered Products and Solutions businesses, and the soft alloy extrusions business were substantially in excess of their respective carrying value, resulting in no impairment.

During the 2012 annual testing of goodwill, the estimated fair value of the Alumina segment exceeded the carrying value by 7%. In connection with the 2013 testing, the estimated fair value of the Alumina segment exceeded the carrying value by 18%. This increase is attributable to several factors: improved pricing due to the continued implementation of the Alumina Price Index; operating and productivity improvements in the business; and a stronger U.S. dollar, all of which increased management’s estimates of operating results and cash flows used in assessing Alumina’s goodwill for impairment. These improvements were partially offset by an increase in the discount rate used in the DCF models. Unfavorable movements in one or more of these trends in the future could have a negative impact on the estimated fair value of the Alumina segment.

For Primary Metals, the estimated fair value as determined by the DCF model was lower than the associated carrying value. As a result, management performed the second step of the impairment analysis in order to determine the implied fair value of Primary Metals’ goodwill. The results of the second-step analysis showed that the implied fair value of goodwill was zero. Therefore, in the fourth quarter of 2013, Alcoa recorded a goodwill impairment of $1,731 ($1,719 after noncontrolling interest). As a result of the goodwill impairment, there is no goodwill remaining for the Primary Metals reporting unit.

The impairment of Primary Metals’ goodwill results from several causes: the prolonged economic downturn; a disconnect between industry fundamentals and pricing that has resulted in lower metal prices; and the increased cost of alumina, a key raw material, resulting from expansion of the Alumina Price Index throughout the industry. All of these factors, exacerbated by increases in discount rates, continue to place significant downward pressure on metal prices and operating margins, and the resulting estimated fair value, of the Primary Metals business. As a result, management decreased the near-term and long-term estimates of the operating results and cash flows utilized in assessing Primary Metals’ goodwill for impairment. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect management’s own judgments regarding the assumptions market participants would use in determining the fair value of the assets and liabilities.

Goodwill impairment tests in prior years indicated that goodwill was not impaired for any of the Company’s reporting units and there were no triggering events since that time that necessitated an impairment test.

Intangible assets with indefinite useful lives are not amortized while intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

Segment	Software	Other intangible assets
Alumina	10	34
Primary Metals	8	39
Global Rolled Products	9	17
Engineered Products and Solutions	11	19

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

Certain conditional asset retirement obligations (CAROs) related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. A CARO is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within Alcoa’s control. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made, Alcoa would record an ARO for the removal, treatment, transportation, storage, and/or disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, polychlorinated biphenyls (PCBs), various process residuals, solid wastes, electronic equipment waste, and various other materials. Such amounts may be material to the Consolidated Financial Statements in the period in which they are recorded.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Alcoa’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

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

Acquisitions. Alcoa’s business acquisitions are accounted for using the acquisition method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in the Statement of Consolidated Operations from the date of the acquisition.

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

Recently Adopted Accounting Guidance.

        Comprehensive Income—On January 1, 2013, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see Note B), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

        Goodwill and Other Intangible Assets—On January 1, 2013, Alcoa adopted changes issued by the FASB to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes adopted in October 2011 (see below). These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for Alcoa’s indefinite-lived intangible assets. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2011, Alcoa adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (greater than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the then most recent impairment review of Alcoa’s goodwill (2011 fourth quarter), the adoption of these changes had no impact on the Consolidated Financial Statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Under either option, the ultimate outcome of the goodwill impairment test should be the same. These changes were required to become effective for Alcoa for any goodwill impairment test performed on January 1, 2012 or later; however, early adoption is permitted. Alcoa elected to early adopt these changes in conjunction with management’s annual review of goodwill in the fourth quarter of 2011 (see Goodwill and Other Intangible Assets policy in Note A above). The adoption of these changes had no impact on the Consolidated Financial Statements.

        Other—On January 1, 2013, Alcoa adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements (see Note X), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

On January 1, 2012, Alcoa adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements (see Note X), the adoption of these changes had no impact on the Consolidated Financial Statements.

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

B. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive (loss) income for both Alcoa’s shareholders and noncontrolling interests:

	Alcoa			Noncontrolling Interests
	2013	2012	2011	2013	2012	2011
Pension and other postretirement benefits (W)
Balance at beginning of period	$(4,063)	$(3,534)	$(2,941)	$(77)	$(99)	$(40)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	281	(1,184)	(1,159)	28	15	(97)
Tax (expense) benefit	(88)	398	399	(9)	(4)	32
Total Other comprehensive income (loss) before reclassifications, net of tax	193	(786)	(760)	19	11	(65)
Amortization of net actuarial loss and prior service cost/benefit(1)	520	396	257	11	16	9
Tax expense(2)	(182)	(139)	(90)	(4)	(5)	(3)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	338	257	167	7	11	6
Total Other comprehensive income (loss)	531	(529)	(593)	26	22	(59)
Balance at end of period	$(3,532)	$(4,063)	$(3,534)	$(51)	$(77)	$(99)
Foreign currency translation
Balance at beginning of period	$1,147	$1,349	$1,892	$257	$351	$516
Other comprehensive loss(3)	(968)	(202)	(543)	(367)	(94)	(165)
Balance at end of period	$179	$1,147	$1,349	$(110)	$257	$351
Available-for-sale-securities
Balance at beginning of period	$3	$1	$1	$-	$-	$-
Other comprehensive (loss) income(4)	(1)	2	-	-	-	-
Balance at end of period	$2	$3	$1	$-	$-	$-
Cash flow hedges (X)
Balance at beginning of period	$(489)	$(443)	$(627)	$(5)	$(4)	$1
Other comprehensive income (loss):
Net change from periodic revaluations	205	(2)	88	4	(1)	(8)
Tax (expense) benefit	(43)	(10)	(25)	(1)	-	2
Total Other comprehensive income (loss) before reclassifications, net of tax	162	(12)	63	3	(1)	(6)
Net amount reclassified to earnings:
Aluminum contracts(5)	18	(65)	152	-	-	-
Energy contracts(6)	-	-	13	-	-	-
Foreign exchange contracts(5)	2	-	(3)	-	-	-
Interest rate contracts(7)	2	3	5	-	-	1
Sub-total	22	(62)	167	-	-	1
Tax (expense) benefit(2)	(3)	28	(46)	-	-	-
Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	19	(34)	121	-	-	1
Total Other comprehensive income (loss)	181	(46)	184	3	(1)	(5)
Balance at end of period	$(308)	$(489)	$(443)	$(2)	$(5)	$(4)
(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note W).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)

In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.

(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	This amount was included in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(7)

In 2013 and 2012, this amount was included in Interest expense on the accompanying Statement of Consolidated Operations. In 2011, this amount was included in Other income, net on the accompanying Statement of Consolidated Operations.

(8)

A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 7.

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

In addition to AROs, certain CAROs related to alumina refineries, aluminum smelters, and fabrication facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. Such uncertainties exist as a result of the perpetual nature of the structures, maintenance and upgrade programs, and other factors. At the date a reasonable estimate of the ultimate settlement date can be made (e.g., planned demolition), Alcoa would record an ARO for the removal, treatment, transportation, storage, and/or disposal of various regulated assets and hazardous materials such as asbestos, underground and aboveground storage tanks, PCBs, various process residuals, solid wastes, electronic equipment waste, and various other materials. If Alcoa was required to demolish all such structures immediately, the estimated CARO as of December 31, 2013 ranges from less than $1 to $52 per structure (131 structures) in today’s dollars.

The following table details the carrying value of recorded AROs by major category (of which $85 and $75 was classified as a current liability as of December 31, 2013 and 2012, respectively):

December 31,	2013	2012
Spent pot lining disposal	$182	$182
Closure of bauxite residue areas	179	190
Mine reclamation	178	189
Demolition*	68	28
Landfill closure	18	17
Other	4	4
	$629	$610
*	In 2013, AROs were recorded as a result of management’s decision to permanently shut down and demolish certain structures (see Note D).

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2013	2012
Balance at beginning of year	$610	$579
Accretion expense	24	25
Payments	(71)	(81)
Liabilities incurred	118	80
Foreign currency translation and other	(52)	7
Balance at end of year	$629	$610

D. Restructuring and Other Charges

Restructuring and other charges for each year in the three-year period ended December 31, 2013 were comprised of the following:

	2013	2012	2011
Resolution of a legal matter (N)	$391	$85	$-
Layoff costs	201	47	93
Asset impairments	116	40	150
Other	82	21	61
Reversals of previously recorded layoff and other exit costs	(8)	(21)	(23)
Restructuring and other charges	$782	$172	$281

Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2013 Actions. In 2013, Alcoa recorded Restructuring and other charges of $782 ($585 after-tax and noncontrolling interests), which were comprised of the following components: $391 ($305 after-tax and noncontrolling interest) related to a legal matter (see Government Investigations under Litigation in Note N); $245 ($183 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at three smelter locations (see below); $87 ($61 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 1,110 employees (340 in the Primary Metals segment, 260 in the Engineered Products and Solutions segment, 250 in the Global Rolled Products segment, 85 in the Alumina segment, and 175 in Corporate), of which 590 relates to a global overhead reduction program, and $9 in pension plan settlement charges related to previously separated employees; $25 ($17 after-tax) in net charges, including $12 ($8 after-tax) for asset impairments, related to retirements and/or the sale of previously idled structures; $25 ($13 after-tax and noncontrolling interests) for asset impairments related to the write-off of capitalized costs for projects no longer being pursued due to the market environment; a net charge of $17 ($12 after-tax and noncontrolling interests) for other miscellaneous items, including $3 ($2 after-tax) for asset impairments; and $8 ($6 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In May 2013, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105,000 metric-tons-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280,000 metric-tons-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44,000 metric-tons-per-year). Additionally, in August 2013, management approved the permanent shutdown and demolition of one potline (capacity of 41,000 metric-tons-per-year) that utilizes Soderberg technology at the Massena East, N.Y. smelter (remaining capacity of 84,000 metric-tons-per-year composed of two Soderberg potlines). The aforementioned Soderberg lines at Baie Comeau and Massena East were fully shut down by the end of September 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to all three facilities began in late 2013 and are expected to be completed by the end of 2014 (Massena East), 2015 (Baie Comeau), and 2017 (Fusina).

The decisions on the Soderberg lines for Baie Comeau and Massena East are part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management in May 2013 for possible curtailment, while the decision on the Fusina smelter is in addition to the capacity being reviewed. Factors leading to all three decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs. The remaining 183,000 metric tons of smelting capacity subject to this review is expected to be completed during the first half of 2014. As such, future restructuring charges may be recognized if the decision to shut down more capacity is made in 2014 (see Note Y).

In 2013, exit costs related to these actions included $114 for the layoff of approximately 550 employees (Primary Metals segment), including $83 in pension costs (see Note W); accelerated depreciation of $58 (Baie Comeau) and asset impairments of $18 (Fusina and Massena East) representing the write-off of the remaining book value of all related properties, plants, and equipment; and $55 in other exit costs. Additionally in 2013, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $9 ($6 after-tax), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $55 represent $48 in asset retirement obligations and $5 in environmental remediation, both triggered by the decisions to permanently shut down and demolish these structures, and $2 in other related costs.

As of December 31, 2013, approximately 1,020 of the 1,660 employees were separated. The remaining separations for the 2013 restructuring programs are expected to be completed by the end of 2014. In 2013, cash payments of $33 were made against layoff reserves related to the 2013 restructuring programs.

2012 Actions. In 2012, Alcoa recorded Restructuring and other charges of $172 ($106 after-tax and noncontrolling interests), which were comprised of the following components: $85 ($33 after-tax and noncontrolling interest) related to the civil portion of a legal matter (see Civil Suit under Litigation in Note N); $47 ($29 after-tax and noncontrolling interests) for the layoff of approximately 800 employees (390 in the Engineered Products and Solutions segment, 250 in the Primary Metals segment, 85 in the Alumina segment, and 75 in Corporate), including $10 ($7 after-tax) for the layoff of an additional 170 employees related to the previously reported smelter curtailments in Spain (see 2011 Actions below); $30 ($30 after-tax) in asset impairments and $6 ($6 after-tax) for lease and contract termination costs due to a decision to exit the lithographic sheet business in Bohai, China; $11 ($11 after-tax) in costs to idle the Portovesme smelter (see 2011 Actions below); $10 ($8 after-tax) in other asset impairments; a net charge of $4 ($4 after-tax and noncontrolling interests) for other miscellaneous items; and $21 ($15 after-tax and noncontrolling interests) for the reversal of a number of layoff reserves related to prior periods, including $10 ($7 after-tax) related to the smelters in Spain. The reversal related to the smelters in Spain is due to lower than expected costs based on agreements with employee representatives and the government, as well as a reduction of 55 in the number of layoffs due to the anticipation of the restart of a portion of the previously curtailed capacity based on an agreement with the Spanish government that will provide interruptibility rights (i.e. compensation for power interruptions when grids are overloaded) to the smelters during 2013. A portion of this reversal relates to layoff costs recorded at the end of 2011 (see 2011 Actions below) and a portion of this reversal relates to layoff costs recorded during 2012 (see above).

As of December 31, 2013, the separations associated with 2012 restructuring programs were essentially complete. In 2013 and 2012, cash payments of $17 and $16, respectively, were made against layoff reserves related to the 2012 restructuring programs.

2011 Actions. In 2011, Alcoa recorded Restructuring and other charges of $281 ($181 after-tax and noncontrolling interests), which were comprised of the following components: $127 ($82 after-tax) in asset impairments and $36 ($23 after-tax) in other exit costs related to the permanent shutdown and planned demolition of certain idled structures at two U.S. locations (see below); $93 ($68 after-tax and noncontrolling interests) for the layoff of approximately 1,600 employees (820 in the Primary Metals segment, 470 in the Global Rolled Products segment, 160 in the Alumina segment, 20 in the Engineered Products and Solutions segment, and 130 in Corporate), including the effects of planned smelter curtailments (see below); $23 ($12 after-tax and noncontrolling interests) for other asset impairments, including the write-off of the carrying value of an idled structure in Australia that processed spent pot lining and adjustments to the fair value of the one remaining foil location while it was classified as held for sale due to foreign currency movements; $20 ($8 after-tax and noncontrolling interests) for a litigation matter related to the former St. Croix location (see Other Matters under Litigation in Note N); a net charge of $5 ($4 after-tax) for other miscellaneous items; and $23 ($16 after-tax) for the reversal of previously recorded layoff reserves due to normal attrition and changes in facts and circumstances, including a change in plans for Alcoa’s aluminum powder facility in Rockdale, TX.

In late 2011, management approved the permanent shutdown and demolition of certain facilities at two U.S. locations, each of which was previously temporarily idled for various reasons. The identified facilities are the smelter located in Alcoa, TN (capacity of 215,000 metric-tons-per-year) and two potlines (capacity of 76,000 metric-tons-per-year) at the smelter located in Rockdale, TX (remaining capacity of 191,000 metric-tons-per-year composed of four potlines). Demolition and remediation activities related to these actions began in 2012 and are expected to be completed in 2015 for the Tennessee smelter and in 2013 for the two potlines at the Rockdale smelter (essentially complete as of December 31, 2013). This decision was made after a comprehensive strategic analysis was performed to determine the best course of action for each facility. Factors leading to this decision were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution; changed market fundamentals; cost competitiveness; required future capital investment; and restart costs. The asset impairments of $127 represent the write off of the remaining book value of properties, plants, and equipment related to these facilities. Additionally, remaining inventories, mostly operating supplies, were written down to their net realizable value resulting in a charge of $6 ($4 after-tax), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $36 represent $18 ($11 after-tax) in environmental remediation and $17 ($11 after-tax) in asset retirement obligations, both triggered by the decision to permanently shut down and demolish these structures, and $1 ($1 after-tax) in other related costs.

Also, at the end of 2011, management approved a partial or full curtailment of three European smelters as follows: Portovesme, Italy (150,000 metric-tons-per-year); Avilés, Spain (46,000 metric tons out of 93,000 metric-tons-per-year); and La Coruña, Spain (44,000 metric tons out of 87,000 metric-tons-per-year). These curtailments were completed by the end of 2012. The curtailment of the Portovesme smelter may lead to the permanent closure of the facility, which would result in future charges, while the curtailments at the two smelters in Spain are planned to be temporary. These actions were the result of uncompetitive energy positions, combined with rising material costs and falling aluminum prices (mid-2011 to late 2011). As a result of these decisions, Alcoa recorded costs of $33 ($31 after-tax) for the layoff of approximately 650 employees. As Alcoa engaged in discussions with the respective employee representatives and governments, additional charges were recognized in 2012 (see 2012 Actions above).

As of December 31, 2013, the separations associated with 2011 restructuring programs were essentially complete. In 2013 and 2012, cash payments of $11 and $23, respectively, were made against layoff reserves related to the 2011 restructuring programs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	2013	2012	2011
Alumina	$11	$3	$39
Primary Metals	295	20	212
Global Rolled Products	15	43	19
Engineered Products and Solutions	27	13	(3)
Segment total	348	79	267
Corporate	434	93	14
Total restructuring and other charges	$782	$172	$281

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2010	$53	$63	$116
2011:
Cash payments	(45)	(9)	(54)
Restructuring charges	93	37	130
Other*	(24)	(34)	(58)
Reserve balances at December 31, 2011	77	57	134
2012:
Cash payments	(44)	(13)	(57)
Restructuring charges	47	13	60
Other*	(21)	(5)	(26)
Reserve balances at December 31, 2012	59	52	111
2013:
Cash payments	(63)	(11)	(74)
Restructuring charges	201	85	286
Other*	(101)	(84)	(185)
Reserve balances at December 31, 2013	$96	$42	$138
*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2013, Other for layoff costs also included a reclassification of $92 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations (see Note W). Also in 2013, Other for other exit costs also included a reclassification of the following restructuring charges: $58 in asset retirement and $12 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations (see Note C) and environmental remediation (see Note N), respectively. In 2011, Other for other exit costs also included a reclassification of the following restructuring charges: $18 in environmental and $17 in asset retirement obligations, as these liabilities were included in Alcoa’s separate reserves for environmental remediation and asset retirement obligations, respectively.

The remaining reserves are expected to be paid in cash during 2014, with the exception of approximately $30 to $35, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special separation benefit payments.

E. Goodwill and Other Intangible Assets

The following table details the changes in the carrying amount of goodwill:

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Corporate*	Total
Balance at December 31, 2011:
Goodwill	$11	$991	$208	$2,694	$1,281	$5,185
Accumulated impairment losses	-	-	-	(28)	-	(28)
	11	991	208	2,666	1,281	5,157
Acquisition of businesses	-	-	-	(1)	-	(1)
Translation	(1)	6	6	12	(9)	14
Balance at December 31, 2012:
Goodwill	10	997	214	2,705	1,272	5,198
Accumulated impairment losses	-	-	-	(28)	-	(28)
	10	997	214	2,677	1,272	5,170
Impairment	-	(989)	-	-	(742)	(1,731)
Translation	(1)	(8)	4	(7)	(12)	(24)
Balance at December 31, 2013:
Goodwill	9	989	218	2,698	1,260	5,174
Accumulated impairment losses	-	(989)	-	(28)	(742)	(1,759)
	$9	$-	$218	$2,670	$518	$3,415
*	As of December 31, 2013, $493 of the amount reflected in Corporate is allocated to three of Alcoa’s four reportable segments ($158 to Alumina, $61 to Global Rolled Products, and $274 to Engineered Products and Solutions) included in the table above for purposes of impairment testing (see Note A). This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the three reportable segments.

In 2013, Alcoa recognized an impairment of goodwill in the amount of $1,731 ($1,719 after noncontrolling interest) related to the annual impairment review of the Primary Metals segment (see Goodwill and Other Intangible Assets policy in Note A).

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

December 31, 2013	Gross carrying amount	Accumulated amortization
Computer software	$988	$(743)
Patents and licenses	133	(93)
Other intangibles	100	(32)
Total amortizable intangible assets	1,221	(868)
Indefinite-lived trade names and trademarks	46	-
Total other intangible assets	$1,267	$(868)

December 31, 2012	Gross carrying amount	Accumulated amortization
Computer software	$907	$(664)
Patents and licenses	133	(88)
Other intangibles	101	(28)
Total amortizable intangible assets	1,141	(780)
Indefinite-lived trade names and trademarks	46	-
Total other intangible assets	$1,187	$(780)

Computer software consists primarily of software costs associated with an enterprise business solution (EBS) within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2013, 2012, and 2011 was $73, $82, and $86, respectively, and is expected to be in the range of approximately $60 to $70 annually from 2014 to 2018.

F. Acquisitions and Divestitures

Pro forma results of the Company, assuming all acquisitions described below were made at the beginning of the earliest prior period presented, would not have been materially different from the results reported.

2012 Divestitures. In November 2012, Alcoa completed the sale of its 351-megawatt Tapoco Hydroelectric Project (“Tapoco”) to Brookfield Renewable Energy Partners for $597 in cash. Alcoa recognized a gain of $320 ($173 after-tax) in Other income, net on the accompanying Statement of Consolidated Operations, of which a gain of $426 ($275 after-tax) was reflected in the Primary Metals segment and a loss of $106 ($102 after-tax) was reflected in Corporate. The amount in Corporate represents the write-off of goodwill and capitalized interest related to Tapoco that were not included in the assets of the Primary Metals segment. This transaction is no longer subject to post-closing adjustments. Tapoco is a four-station hydroelectric project located on the Little Tennessee and Cheoah Rivers in eastern Tennessee and western North Carolina. The transaction included four generating stations and dams, 86 miles of transmission lines, and approximately 14,500 acres of land associated with and surrounding Tapoco. The power generated by Tapoco was primarily consumed by Alcoa’s smelter in Tennessee, which was temporarily idled in 2009 and permanently shut down in 2011. Since 2009, the power generated from Tapoco was sold into the open market. Prior to November 2012, the carrying value of the assets sold, which consisted of properties, plants, and equipment and intangible assets, along with an allocation of goodwill ($94) from the Primary Metals reporting unit, were classified as held for sale.

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

G. Inventories

December 31,	2013	2012
Finished goods	$578	$542
Work-in-process	828	866
Bauxite and alumina	581	618
Purchased raw materials	474	536
Operating supplies	244	263
	$2,705	$2,825

At December 31, 2013 and 2012, the total amount of inventories valued on a LIFO basis was 34% and 35%, respectively. If valued on an average-cost basis, total inventories would have been $691 and $770 higher at December 31, 2013 and 2012, respectively. During the three-year period ended December 31, 2013, reductions in LIFO inventory quantities caused partial liquidations of the lower cost LIFO inventory base. These liquidations resulted in the recognition of income of $26 ($17 after-tax) in 2013, $1 ($1 after-tax) in 2012, and $2 ($1 after-tax) in 2011.

H. Properties, Plants, and Equipment, Net

December 31,	2013	2012
Land and land rights, including mines	$639	$676
Structures:
Alumina:
Alumina refining	3,049	3,319
Bauxite mining	1,591	1,563
Primary Metals:
Aluminum smelting	3,863	4,042
Power generation	683	604
Global Rolled Products	1,256	1,232
Engineered Products and Solutions	693	678
Other	755	760
	11,890	12,198
Machinery and equipment:
Alumina:
Alumina refining	4,685	5,279
Bauxite mining	596	650
Primary Metals:
Aluminum smelting	7,674	8,114
Power generation	1,101	994
Global Rolled Products	5,374	5,174
Engineered Products and Solutions	2,481	2,415
Other	859	883
	22,770	23,509
Less: accumulated depreciation, depletion, and amortization	35,299 19,227	36,383 19,190
Construction work-in-progress	16,072 1,567	17,193 1,754
	$17,639	$18,947

As of December 31, 2013 and 2012, the net carrying value of temporarily idled smelting assets was $404 and $310, representing 655 kmt and 547 kmt of idle capacity, respectively. Additionally, the net carrying value of permanently idled smelting assets, representing 44 kmt, was written off in 2013 (see Note D). Also, the net carrying value of temporarily idled refining assets was $60 and $68 as of December 31, 2013 and 2012, representing 1,216 kmt and 1,277 kmt of idle capacity, respectively.

I. Investments

December 31,	2013	2012
Equity investments	$1,777	$1,782
Other investments	130	78
	$1,907	$1,860

Equity Investments. As of December 31, 2013 and 2012, Equity investments included an interest in a project to develop a fully-integrated aluminum complex in Saudi Arabia (see below), hydroelectric power projects in Brazil (see Note N), a smelter operation in Canada (50% of Pechiney Reynolds Quebec, Inc.), bauxite mining interests in Guinea (45% of Halco Mining, Inc.) and Brazil (18.2% of Mineração Rio do Norte S.A.), and a natural gas pipeline in Australia (see Note N). Pechiney Reynolds Quebec, Inc. owns a 50.1% interest in the Bécancour smelter in Quebec, Canada thereby entitling Alcoa to a 25.05% interest in the smelter. Through two wholly-owned Canadian subsidiaries, Alcoa also owns 49.9% of the Bécancour smelter. Halco Mining, Inc. owns 100% of Boké Investment Company, which owns 51% of Compagnie des Bauxites de Guinée. The investments in the bauxite mining interests in Guinea and Brazil and the natural gas pipeline in Australia are held by wholly-owned subsidiaries of Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. In 2013, 2012, and 2011, Alcoa received $89, $101, and $100, respectively, in dividends from its equity investments.

Alcoa and Saudi Arabian Mining Company (known as “Ma’aden”) have a 30-year joint venture shareholders’ agreement (automatic extension for an additional 20 years, unless the parties agree otherwise or unless earlier terminated) setting forth the terms for the development, construction, ownership, and operation of an integrated bauxite mine, alumina refinery, aluminum smelter, and rolling mill, in Saudi Arabia. Specifically, the project to be developed by the joint venture will consist of: (i) a bauxite mine for the extraction of approximately 4,000 kmt of bauxite from the Al Ba’itha bauxite deposit near Quiba in the northern part of Saudi Arabia; (ii) an alumina refinery with an initial capacity of 1,800 kmt; (iii) a primary aluminum smelter with an initial capacity of 740 kmt; and (iv) a rolling mill with an initial capacity of 380 kmt. The refinery, smelter, and rolling mill are being constructed in an industrial area at Ras Al Khair on the east coast of Saudi Arabia. The facilities will use critical infrastructure, including power generation derived from reserves of natural gas, as well as port and rail facilities, developed by the government of Saudi Arabia. First production from the rolling mill and the smelter occurred in December 2013 and 2012, respectively. For the mine and refinery, first production is expected in 2014.

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

The joint venture is owned 74.9% by Ma’aden and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Following the signing of the joint venture shareholders’ agreement, Alcoa paid Ma’aden $80 representing the initial investment in the project. In addition, Alcoa paid $56 to Ma’aden, representing Alcoa’s pro rata share of certain agreed upon pre-incorporation costs incurred by Ma’aden before formation of the joint venture.

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

A number of Alcoa employees perform various types of services for the smelting, rolling mill, and refining and mining companies as part of the construction of the fully-integrated aluminum complex. At December 31, 2013 and 2012, Alcoa had an outstanding receivable of $31 and $28, respectively, from the smelting, rolling mill, and refining and mining companies for labor and other employee-related expenses.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $832, including $171 and $253 in 2013 and 2012, respectively, towards the $1,100 commitment. As of December 31, 2013 and 2012, the carrying value of Alcoa’s investment in this project was $951 and $816, respectively.

In late 2010, the smelting and rolling mill companies entered into project financing totaling $4,035, of which $1,013 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). Also, in late 2012, the smelting and rolling mill companies entered into additional project financing totaling $480, of which $120 represents Alcoa’s share. In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $121 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At December 31, 2013 and 2012, the combined fair value of the guarantees was $10, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Under the project financings, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In late 2011, the refining and mining company entered into project financing totaling $1,992, of which $500 represents AWAC’s 25.1% interest in the mining and refining company. In conjunction with the financing, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $60 in principal and up to a maximum of approximately $25 in interest per year (based on projected interest rates). At December 31, 2013 and 2012, the combined fair value of the guarantees was $4, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC. Under the project financing, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia.

In June 2013, all three joint venture companies entered into a 20-year gas supply agreement with Saudi Aramco, replacing the previous authorized gas allocation of the Ministry of Petroleum and Mineral Resources of Saudi Arabia

(the “Ministry of Petroleum”). The gas supply agreement provides sufficient fuel to meet manufacturing process requirements as well as fuel to the adjacent combined water and power plant being constructed by Saline Water Conversion Corporation, which is owned by the government of Saudi Arabia and is responsible for desalinating sea water and producing electricity for Saudi Arabia. The combined water and power plant will convert the three joint venture companies’ gas into electricity and water at cost, which will be supplied to the refinery, smelter, and rolling mill. During 2013, the $350 letter of credit that was previously provided to the Ministry of Petroleum by Ma’aden (Alcoa was responsible for its pro rata share) under the gas allocation related to the completion of the refinery was terminated upon the mining and refining company entering into construction contracts. A $60 letter of credit previously provided to the Ministry of Petroleum by Ma’aden (Alcoa is responsible for its pro rata share) under the gas allocation related to the completion of certain auxiliary rolling facilities was outstanding as of December 31, 2013.

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

Other Investments. As of December 31, 2013 and 2012, Other investments included $119 and $67, respectively, in exchange-traded fixed income and equity securities, which are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income. Unrealized and realized gains and losses related to these securities were immaterial in 2013, 2012, and 2011.

J. Other Noncurrent Assets

December 31,	2013	2012
Cash surrender value of life insurance	$507	$464
Intangibles, net (E)	399	407
Value-added tax receivable	339	408
Prepaid gas transmission contract (N)	315	363
Fair value of derivative contracts (X)	220	364
Deferred mining costs, net	219	223
Advance related to European Commission Matter in Italy (N)	126	-
Prepaid pension benefit (W)	88	86
Unamortized debt expense	73	86
Other	342	311
	$2,628	$2,712

K. Debt

Long-Term Debt.

December 31,	2013	2012
6.00% Notes, due 2013	$-	$422
5.25% Convertible Notes, due 2014	575	575
5.55% Notes, due 2017	750	750
6.50% Bonds, due 2018	250	250
6.75% Notes, due 2018	750	750
5.72% Notes, due 2019	750	750
6.150% Notes, due 2020	1,000	1,000
5.40% Notes, due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes due 2037	625	625
BNDES Loans, due 2014-2029 (see below for weighted average rates)	325	397
Iowa Finance Authority Loan, due 2042 (4.75%)	250	250
Other*	185	205
Less: amount due within one year	8,262 655	8,776 465
	$7,607	$8,311
*	Other includes various financing arrangements related to subsidiaries, unamortized debt discounts related to the outstanding notes and bonds listed in the table above, a beneficial conversion feature related to the convertible notes, and adjustments to the carrying value of long-term debt related to interest swap contracts accounted for as fair value hedges (see Derivatives in Note X).

The principal amount of long-term debt maturing in each of the next five years is $658 in 2014, $30 in 2015, $30 in 2016, $778 in 2017, and $1,046 in 2018.

Public Debt—In May 2013, Alcoa elected to call for redemption the $422 in outstanding principal of its 6.00% Notes due July 2013 (the “Notes”) under the provisions of the Notes. The total cash paid to the holders of the called Notes was $435, which includes $12 in accrued and unpaid interest from the last interest payment date up to, but not including, the settlement date, and a $1 purchase premium. The purchase premium was recorded in Interest expense on the accompanying Statement of Consolidated Operations. This transaction was completed on June 28, 2013.

In January 2012, Alcoa repaid the $322 in outstanding principal of its 6.00% Notes as scheduled using available cash on hand.

In August 2012, Alcoa and the Iowa Finance Authority entered into a loan agreement for the proceeds from the issuance of $250 in Midwestern Disaster Area Revenue Bonds Series 2012 due 2042 (the “Bonds”). The Bonds were issued by the Iowa Finance Authority pursuant to the Heartland Disaster Tax Relief Act of 2008 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities at Alcoa’s rolling mill plant in Davenport, IA. Alcoa received $248 in net proceeds (reflecting payment of financing costs), which was classified as restricted cash. This transaction is not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a non-cash financing and investing activity. At December 31, 2013 and 2012, Alcoa had $13 and $171, respectively, of restricted cash remaining, all of which was classified in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. Interest on the Bonds is at a rate of 4.75% per annum and is paid semi-annually in February and August, which commenced in February 2013. Alcoa has the option through the loan agreement to redeem the Bonds, as a whole or in part, on or after August 1, 2022, on at least 30 days, but not more than 60 days, prior notice to the holders of the Bonds at a redemption price equal to 100% of the principal amount thereof, without premium, plus accrued interest, if any, to the redemption date. The loan agreement ranks pari passu with Alcoa’s other unsecured senior unsubordinated indebtedness.

In February 2011, Alcoa filed an automatic shelf registration statement with the Securities and Exchange Commission for an indeterminate amount of securities for future issuance. This shelf registration statement replaced Alcoa’s existing shelf registration statement (filed in March 2008). As of December 31, 2013 and 2012, $1,250 in senior debt securities were issued under the current shelf registration statement.

BNDES Loans—Prior to 2012, Alcoa Alumínio (Alumínio) finalized certain documents related to a loan agreement with Brazil’s National Bank for Economic and Social Development (BNDES). This loan agreement provides for a commitment of $397 (R$687), which is divided into three subloans, and was used to pay for certain expenditures of the Estreito hydroelectric power project. Interest on the three subloans is a Brazil real rate of interest equal to BNDES’ long-term interest rate, 5.00% as of December 31, 2013 and 2012, plus a weighted-average margin of 1.48%. Principal and interest are payable monthly, which began in October 2011 and end in September 2029 for two of the subloans totaling R$667 and began in July 2012 and end in June 2018 for the subloan of R$20. This loan may be repaid early without penalty with the approval of BNDES.

As of December 31, 2013 and 2012, Alumínio’s outstanding borrowings were $254 (R$599) and $311 (R$637), respectively, and the weighted-average interest rate was 6.49%. During 2013 and 2012, Alumínio repaid $22 (R$47) and $20 (R$38), respectively, of outstanding borrowings. Additionally, Alumínio borrowed $1 (R$2) and $7 (R$13), under the loan in 2013 and 2012, respectively.

In December 2012, Alumínio finalized certain documents related to another loan agreement with BNDES. This loan agreement provides for a commitment of $85 (R$177) and also was used to pay for certain expenditures of the Estreito hydroelectric power project. Due to the timing of the finalization of the loan documents and the expenditures of the project, Alumínio advanced the cash necessary to the consortium to pay for the expenditures supported by this loan. Interest on the loan is a Brazil real rate of interest equal to BNDES’ long-term interest rate plus a margin of 1.55%. Principal and interest are payable monthly, which began in January 2013 and end in September 2029. This loan may be repaid early without penalty with the approval of BNDES. As of December 31, 2013 and 2012, Alumínio’s outstanding borrowings were $71 (R$166) and $86 (R$177), respectively, and the interest rate was 6.55%. During 2013, Alumínio repaid $5 (R$11) of outstanding borrowings.

Previously, Alumínio had two other separate loan agreements (the “First Loans”) with BNDES, which provided a combined commitment of $622 (R$1,150) and were used to pay for certain expenditures of the Juruti bauxite mine development and the São Luís refinery expansion. During 2012, Alumínio repaid the remaining $252 (R$511) of outstanding borrowings related to the First Loans, which were repaid early without penalty under the approval of BNDES. With the full repayment of the First Loans, the commitments were effectively terminated.

Credit Facilities. Alcoa maintains a Five-Year Revolving Credit Agreement, dated July 25, 2011, (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $3,750 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 under the Credit Facility.

The Credit Facility was scheduled to mature on July 25, 2016; however, on December 7, 2012, Alcoa received approval for a one-year extension of the maturity date by the lenders and issuers that support $3,700 of the Credit Facility (approval for the remaining $50 was received on January 8, 2013). As such, the Credit Facility now matures on July 25, 2017, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make one additional one-year extension request during the remaining term of the Credit Facility, subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of December 31, 2013) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of December 31, 2013. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Agreement includes the following covenants, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business. As of December 31, 2013 and 2012, Alcoa was in compliance with all such covenants.

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

There were no amounts outstanding at December 31, 2013 and 2012 and no amounts were borrowed during 2013 or 2012 under the Credit Facility.

In 2012, Alcoa entered into two term loan agreements and six revolving credit agreements, providing a combined borrowing capacity of $990, each with a different financial institution. The two term loan agreements (totaling $350) and one of the revolving credit agreements ($150) were terminated during 2012 and 2013, respectively, upon repayment of existing borrowings. Also, in 2013, four of the revolving credit agreements were due to expire, and, therefore, were extended to September 2014 through September 2015.

In 2013, Alcoa entered into five additional credit arrangements, one term loan agreement (later replaced with a revolving credit agreement) and four revolving credit agreements, providing a combined borrowing capacity of $700, each with a different financial institution. These five additional revolving credit agreements expire between February 2014 and December 2014 (two of these agreements were originally due to expire in 2013).

The purpose of any borrowings under all arrangements in both 2013 and 2012 was to provide working capital and for other general corporate purposes, including contributions to Alcoa’s pension plans. The covenants contained in all the arrangements are the same as the Credit Agreement (see above).

In 2013 and 2012, Alcoa borrowed and repaid $1,850 and $600, respectively, under the respective credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during 2013 and 2012 were 1.57% and 1.89%, respectively, and 213 days and 260 days, respectively.

In summary, at December 31, 2013, Alcoa has ten revolving credit facilities (excluding the Credit Facility above), providing a combined capacity of $1,190, of which $1,040 is due to expire in 2014 and $150 is due to expire in 2015.

Short-Term Borrowings. At December 31, 2013 and 2012, Short-term borrowings were $57 and $53, respectively. These amounts included $52 and $48 at December 31, 2013 and 2012, respectively, related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and Alcoa makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Alcoa records imputed interest related to these arrangements as interest expense in the Statement of Consolidated Operations.

During 2013 and 2012, Alcoa’s subsidiary, Alumínio, borrowed and repaid a total of $52 and $280, respectively, in new loans with a weighted-average interest rate of 0.72% and 2.32%, respectively, and a weighted-average maturity of 70 days and 172 days, respectively, from two financial institutions. The purpose of these borrowings was to support Alumínio’s export operations.

Commercial Paper. Alcoa had no outstanding commercial paper at December 31, 2013 and 2012. In 2013 and 2012, the average outstanding commercial paper was $242 and $354, respectively. Commercial paper matures at various times within one year and had an annual weighted average interest rate of 0.8% during each of 2013, 2012, and 2011.

L. Other Noncurrent Liabilities and Deferred Credits

December 31,	2013	2012
Asset retirement obligations (C)	$544	$535
Environmental remediation (N)	461	458
Fair value of derivative contracts (X)	420	606
Income taxes (T)	403	460
Accrued compensation and retirement costs	342	322
Liability related to the resolution of a legal matter (N)	296	-
Deferred credit related to derivative contract (X)	157	330
Deferred alumina sales revenue	101	108
Other	247	259
	$2,971	$3,078

M. Noncontrolling Interests

The following table summarizes the noncontrolling shareholders’ interests in the equity of certain Alcoa majority-owned consolidated subsidiaries:

December 31,	2013	2012
Alcoa World Alumina and Chemicals	$2,896	$3,295
Other	33	29
	$2,929	$3,324

In 2013, 2012, and 2011, Alcoa received $9, $171, and $169, respectively, in contributions from the noncontrolling shareholder (Alumina Limited) of Alcoa World Alumina and Chemicals.

In 2013 and 2012, Noncontrolling interests included a charge of $17 and $34, respectively, related to a legal matter (see Settlement with Alumina Limited under Litigation in Note N).

N. Contingencies and Commitments

Contingencies

Litigation

Alba Matter

Civil Suit. On February 27, 2008, Alcoa Inc. received notice that Aluminium Bahrain B.S.C. (“Alba”) had filed suit against Alcoa, Alcoa World Alumina LLC (“AWA”), and William Rice (collectively, the “Alcoa Parties”), and others, in the U.S. District Court for the Western District of Pennsylvania (the “Court”), Civil Action number 08-299, styled Aluminium Bahrain B.S.C. v. Alcoa Inc., Alcoa World Alumina LLC, William Rice, and Victor Phillip Dahdaleh. The complaint alleged that certain Alcoa entities and their agents, including Victor Phillip Dahdaleh, had engaged in a conspiracy over a period of 15 years to defraud Alba. The complaint further alleged that Alcoa and its employees or agents (1) illegally bribed officials of the government of Bahrain and/or officers of Alba in order to force Alba to purchase alumina at excessively high prices, (2) illegally bribed officials of the government of Bahrain and/or officers of Alba and issued threats in order to pressure Alba to enter into an agreement by which Alcoa would purchase an equity interest in Alba, and (3) assigned portions of existing supply contracts between Alcoa and Alba for the sole purpose of facilitating alleged bribes and unlawful commissions. The complaint alleged that Alcoa and the other defendants violated the Racketeer Influenced and Corrupt Organizations Act (RICO) and committed fraud. Alba claimed damages in excess of $1,000. Alba’s complaint sought treble damages with respect to its RICO claims; compensatory, consequential, exemplary, and punitive damages; rescission of the 2005 alumina supply contract; and attorneys’ fees and costs.

On October 9, 2012, the Alcoa Parties, without admitting any liability, entered into a settlement agreement with Alba. The agreement called for AWA to pay Alba $85 in two equal installments, one-half at time of settlement and one-half one year later, and for the case against the Alcoa Parties to be dismissed with prejudice. Additionally, AWA and Alba entered into a long-term alumina supply agreement. On October 9, 2012, pursuant to the settlement agreement, AWA paid Alba $42.5, and all claims against the Alcoa Parties were dismissed with prejudice. On October 9, 2013 pursuant to the settlement agreement, AWA paid the remaining $42.5. Based on the settlement agreement, in the 2012 third quarter, Alcoa recorded a $40 charge in addition to the $45 charge it recorded in the 2012 second quarter in respect of the suit (see Agreement with Alumina Limited below).

Government Investigations. On February 26, 2008, Alcoa Inc. advised the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) that it had recently become aware of the claims by Alba as alleged in the Alba civil suit, had already begun an internal investigation and intended to cooperate fully in any investigation that the DOJ or the SEC may commence. On March 17, 2008, the DOJ notified Alcoa that it had opened a formal investigation. The SEC subsequently commenced a concurrent investigation. Alcoa has been cooperating with the government since that time.

In the past year, Alcoa had been seeking settlements of both investigations. In the second quarter of 2013, Alcoa proposed to settle the DOJ matter by offering the DOJ a cash payment of $103. Based on this offer, Alcoa recorded a charge of $103 in the 2013 second quarter. Also in the second quarter of 2013, Alcoa exchanged settlement offers with the SEC. However, the SEC staff rejected Alcoa’s offer of $60 and no charge was recorded. During the remainder of 2013, settlement discussions with both the DOJ and the SEC continued.

On January 9, 2014, Alcoa resolved the investigations by the DOJ and the SEC. The settlement with the DOJ was reached with AWA. Under the terms of a plea agreement entered into with the DOJ, effective January 9, 2014, AWA pled guilty to one count of violating the anti-bribery provisions of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). As part of the DOJ resolution, AWA agreed to pay a total of $223, including a fine of $209 payable in five equal installments over four years. The first installment of $41.8, plus a one-time administrative forfeiture of $14, will be paid in the first quarter of 2014 (paid on January 22, 2014), and the remaining installments of $41.8 each will be paid in the first quarters of 2015-2018. The DOJ is bringing no case against Alcoa Inc.

Effective January 9, 2014, the Company also settled civil charges filed by the SEC in an administrative proceeding relating to the anti-bribery, internal controls, and books and records provisions of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to a settlement amount of $175, but will be given credit for the $14 one-time forfeiture payment, which is part of the DOJ resolution, resulting in a total cash payment to the SEC of $161 payable in five equal installments over four years. The first installment of $32.2 will be paid to the SEC in the first quarter of 2014 (paid on January 22, 2014), and the remaining installments of $32.2 each will be paid in the first quarters of 2015-2018.

There was no allegation in the filings by the DOJ and there was no finding by the SEC that anyone at Alcoa Inc. knowingly engaged in the conduct at issue.

Based on the resolutions with both the DOJ and SEC, in the 2013 fourth quarter, Alcoa recorded a $288 charge, which includes legal costs of $7, in addition to the $103 charge it recorded in the 2013 second quarter in respect of the investigations (see Agreement with Alumina Limited below).

Agreement with Alumina Limited. AWA is a U.S.-based Alcoa World Alumina and Chemicals (“AWAC”) company organized under the laws of Delaware that owns, directly or indirectly, alumina refineries and bauxite mines in the Atlantic region. AWAC is an unincorporated global bauxite mining and alumina refining venture between Alcoa and Alumina Limited. AWAC consists of a number of affiliated operating entities, including AWA, which own or operate bauxite mines and alumina refineries in seven countries. Alcoa owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes.

In October 2012, Alcoa and Alumina Limited entered into an agreement to allocate the costs of the Alba civil settlement and all legal fees associated with this matter (including the government investigations discussed above) between Alcoa and Alumina Limited on an 85% and 15% basis, respectively, but this would occur only if a settlement is reached with the DOJ and the SEC regarding their investigations. As such, the $85 civil settlement in 2012 and all legal costs associated with the civil suit and government investigations incurred prior to 2013 were allocated on a 60% and 40% basis in the respective periods on Alcoa’s Statement of Consolidated Operations. As a result of the resolutions of the government investigations, the $384 charge and legal costs incurred in 2013 were allocated on an 85% and 15% basis per the allocation agreement with Alumina Limited. Additionally, the $85 civil settlement from 2012 and all legal costs associated with the civil suit and government investigations incurred prior to 2013 were reallocated on the 85% and 15% basis. The following table details the activity related to the Alba matter:

	2013			2012
	Alcoa	Alumina Limited	Total	Alcoa	Alumina Limited	Total
Government investigations(1)	$326	$58	$384	$-	$-	$-
Civil suit(1)	-	-	-	51	34	85
Reallocation of civil suit	21	(21)	-	-	-	-
Reallocation of legal costs	20	(20)	-	-	-	-
Loss before income taxes	367	17	384	51	34	85
Benefit for income taxes	66	-	66	18	-	18
Net loss(2)	$301	$17	$318	$33	$34	$67
(1)	The amount in the Total column was recorded in Restructuring and other charges (see Note D).
(2)

In 2013 and 2012, the amount for Alcoa was included in Net (loss) income attributable to Alcoa, and the amount for Alumina Limited was included in Net income (loss) attributable to noncontrolling interests.

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

On March 9, 2011, the court issued a judgment order dismissing plaintiffs’ lawsuit in its entirety with prejudice for the reasons stated in its Findings of Fact and Conclusions of Law. On March 23, 2011, plaintiffs filed a motion for clarification and/or amendment of the judgment order, which sought, among other things, a declaration that plaintiffs’ retiree benefits are vested subject to an annual cap and an injunction preventing Alcoa, prior to 2017, from modifying the plan design to which plaintiffs are subject or changing the premiums and deductibles that plaintiffs must pay. Also on March 23, 2011, plaintiffs filed a motion for award of attorneys’ fees and expenses. On June 11, 2012, the court issued its memorandum and order denying plaintiffs’ motion for clarification and/or amendment to the original judgment order. On July 6, 2012, plaintiffs filed a notice of appeal of the court’s March 9, 2011 judgment. On July 12, 2012, the trial court stayed Alcoa’s motion for assessment of costs pending resolution of plaintiffs’ appeal. The appeal was docketed in the United States Court of Appeals for the Sixth Circuit as case number 12-5801. On August 29, 2012, the trial court dismissed plaintiffs’ motion for attorneys’ fees without prejudice to refiling the motion following the resolution of the appeal at the Sixth Circuit Court of Appeals. On May 9, 2013, the Sixth Circuit Court of Appeals issued an opinion affirming the trial court’s denial of plaintiffs’ claims for lifetime, uncapped retiree healthcare benefits. Plaintiffs filed a petition for rehearing on May 22, 2013 to which Alcoa filed a response on June 7, 2013. On September 12, 2013, the Sixth Circuit Court of Appeals denied plaintiffs’ petition for rehearing. The trial court is now considering Alcoa’s request for an award of costs, which had been stayed pending resolution of the appeal, and the plaintiffs’ request for attorneys’ fees, which had been dismissed without prejudice to refiling following resolution of the appeal. On December 17, 2013 the United States Supreme Court docketed the plaintiffs’ petition for writ of certiorari to the Sixth Circuit Court of Appeals as Charles Curtis, et al., Individually and on Behalf of All Others Similarly Situated, Petitioners v. Alcoa Inc., et al., Docket No.13-728. Alcoa’s opposition to this petition was filed on January 16, 2014 and Petitioners filed their reply on January 29, 2014.

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

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014. At this time, the Company is unable to reasonably predict an outcome for this matter.

European Commission Matters. In July 2006, the European Commission (EC) announced that it had opened an investigation to establish whether an extension of the regulated electricity tariff granted by Italy to some energy-intensive industries complied with European Union (EU) state aid rules. The Italian power tariff extended the tariff that was in force until December 31, 2005 through November 19, 2009 (Alcoa had been incurring higher power costs at its smelters in Italy subsequent to the tariff end date through the end of 2012). The extension was originally through 2010, but the date was changed by legislation adopted by the Italian Parliament effective on August 15, 2009. Prior to expiration of the tariff in 2005, Alcoa had been operating in Italy for more than 10 years under a power supply structure approved by the EC in 1996. That measure provided a competitive power supply to the primary aluminum industry and was not considered state aid from the Italian Government. The EC’s announcement expressed concerns about whether Italy’s extension of the tariff beyond 2005 was compatible with EU legislation and potentially distorted competition in the European market of primary aluminum, where energy is an important part of the production costs.

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery was to be based on a calculation prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 (€173), which included $20 (€14) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 (€159) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU. Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. Prior to 2012, Alcoa was involved in other legal proceedings related to this matter that sought the annulment of the EC’s July 2006 decision to open an investigation alleging that such decision did not follow the applicable procedural rules and requested injunctive relief to suspend the effectiveness of the EC’s November 19, 2009 decision. However, the decisions by the General Court, and subsequent appeals to the European Court of Justice, resulted in the denial of these remedies.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on

September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount, and on October 17, 2013, the ECJ ordered Italy to so collect. On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013. Notwithstanding the payment request, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $219 (€159) to $418 (€303), remains the $219 (€159) (the U.S. dollar amount reflects the effects of foreign currency movements since 2009) recorded in 2009. At December 31, 2013, Alcoa no longer has a reserve for this matter. Instead, Alcoa has a noncurrent asset of $126 (€91) reflecting the excess of the total of the five payments made to the Italian Government over the reserve Alcoa recorded in 2009. The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

As a result of the EC’s November 19, 2009 decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs could be negotiated. Over a portion of this time, a long-term solution was not able to be reached related to the Fusina smelter, therefore, in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of June 30, 2010, the Fusina smelter was fully curtailed (44,000 metric-tons-per-year). For the Portovesme smelter, Alcoa executed a new power agreement effective September 1, 2010 through December 31, 2012, replacing the short-term, market-based power contract that was in effect since early 2010. This new agreement along with interruptibility rights (i.e. compensation for power interruptions when grids are overloaded) granted to Alcoa for the Portovesme smelter provided additional time to negotiate a long-term solution (the EC had previously determined that the interruptibility rights were not considered state aid).

At the end of 2011, as part of a restructuring of Alcoa’s global smelting system, management decided to curtail operations at the Portovesme smelter during 2012 due to the uncertain prospects for viable, long-term power, along with rising raw materials costs and falling global aluminum prices (mid-2011 to late 2011). As of December 31, 2012, the Portovesme smelter was fully curtailed (150,000 metric-tons-per-year). This curtailment may lead to the permanent closure of the facility; however, Alcoa will keep the smelter in restart condition through June 2014.

In June 2013, Alcoa decided to permanently shut down and demolish the Fusina smelter due to persistent uneconomical conditions (see Note D).

In January 2007, the EC announced that it had opened an investigation to establish whether the regulated electricity tariffs granted by Spain comply with EU state aid rules. At the time the EC opened its investigation, Alcoa had been operating in Spain for more than nine years under a power supply structure approved by the Spanish Government in 1986, an equivalent tariff having been granted in 1983. The investigation is limited to the year 2005 and is focused both on the energy-intensive consumers and the distribution companies. The investigation provided 30 days to any interested party to submit observations and comments to the EC. With respect to the energy-intensive consumers, the EC opened the investigation on the assumption that prices paid under the tariff in 2005 were lower than a pool price mechanism, therefore being, in principle, artificially below market conditions. Alcoa submitted comments in which the company provided evidence that prices paid by energy-intensive consumers were in line with the market, in addition to various legal arguments defending the legality of the Spanish tariff system. It is Alcoa’s understanding that the Spanish tariff system for electricity is in conformity with all applicable laws and regulations, and therefore no state aid is present in the tariff system. While Alcoa does not believe that an unfavorable decision is probable, management has estimated that the total potential impact from an unfavorable decision could be approximately $95 (€70) pretax. Also, while Alcoa believes that any additional cost would only be assessed for the year 2005, it is possible that the EC could extend its investigation to later years. If the EC’s investigation concludes that the regulated electricity tariffs for industries are unlawful, Alcoa will have an opportunity to challenge the decision in the EU courts.

On February 4, 2014, the EC announced a decision in this matter stating that the electricity tariffs granted by Spain for year 2005 do not constitute unlawful state aid.

Environmental Matters. Alcoa continues to participate in environmental assessments and cleanups at more than 100 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $509 and $532 at December 31, 2013 and 2012 (of which $48 and $74 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In 2013, the remediation reserve was increased by $18 due to a charge of $12 related to the planned demolition of certain structures at the Massena West, NY and Baie Comeau, Quebec, Canada sites (see Note D) and a net charge of $6 associated with a number of other sites. In 2012, the remediation reserve was increased by $206 due to charges of $165 related to the Massena West, NY site (see below), charges totaling $45 related to smelter sites in Canada and Norway (see below), a charge of $14 related to the former East St. Louis, IL site (see below), a reversal of $30 related to the former Sherwin, TX site (see below), and a net charge of $12 associated with a number of other sites. In both periods, the changes to the remediation reserve, except for the aforementioned $12 in 2013, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $40 and $22 in 2013 and 2012, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In 2013 and 2012, the change in the reserve also reflects a decrease of $1 and an increase of $1, respectively, due to the effects of foreign currency translation.

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

Beginning in 1998 through 2010, Alcoa submitted a number of Analysis of Alternatives Reports to the EPA documenting the results of river and sediment studies, potential alternatives for remedial actions related to the PCB contamination, and additional information requested by the EPA. Additionally, from 2004 to 2008, Alcoa completed work as outlined in an EPA-approved Remedial Options Pilot Study.

In the first half of 2012, Alcoa received final questions and comments from the EPA and other stakeholders on the then most recent revised Analysis of Alternatives Report submitted in March 2010, including a requirement that would increase the scope of the recommended capping alternative. In June 2012, Alcoa submitted a revised Analysis of Alternatives Report, which included four less alternatives than the previous report and addressed the final questions and comments from all stakeholders. These final questions and comments resulted in a change to Alcoa’s recommended capping alternative by increasing the area to be remediated. Consequently, Alcoa increased the reserve associated with the Grasse River by $37 in 2012 to reflect the changes to the recommended alternative.

In October 2012, the EPA selected a proposed remedy from the alternatives included in the June 2012 Analysis of Alternatives Report and released a Proposed Remedial Action Plan (PRAP). The alternative selected by the EPA recommends capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. This alternative will result in additional estimated costs above that of the alternative recommended by Alcoa in the June 2012 Analysis of Alternatives Report. As a result, Alcoa increased the reserve associated with the Grasse River by an additional $128 in 2012 to reflect such additional estimated costs of the EPA’s proposed remedy. The PRAP was open for public comment until November 29, 2012.

The EPA completed its review of the comments received in early 2013 and, on April 5, 2013, issued a final Record of Decision (ROD). The ROD is consistent with the PRAP issued in October 2012, which reflected the EPA’s selection of a remediation alternative estimated to cost $243. No further adjustment to the reserve associated with Grasse River was necessary due to the EPA’s selected alternative as this amount was previously fully accrued. At December 31, 2013 and 2012, the reserve balance associated with this matter was $241 and $243, respectively. Alcoa is in the planning and design phase, which is expected to take approximately two to three years, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

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

In 2012, Alcoa received a technical analysis of the closure plan for the active waste disposal areas and an operating plan for the Copano facility from Sherwin Alumina Company, both of which were needed in order to develop a closure cost estimate, including an assessment of Alcoa’s potential liability. It was determined that the most probable course of action would result in a smaller liability than originally reserved due to new information related to the amount of storage capacity in the waste disposal areas and revised assumptions regarding Alcoa’s share of the obligation based on the operating plan provided by Sherwin. As such, Alcoa reduced the reserve associated with Sherwin by $30 in 2012. At December 31, 2013 and 2012, the reserve balance associated with Sherwin was $35 and $36, respectively. Approximately half of the project funding is expected to be spent between 2014 and 2019. The remainder is not expected to be spent in the foreseeable future as it is dependent upon the operating life of the active waste disposal areas.

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

In April 2012, in response to comments from the EPA and other stakeholders, Alcoa submitted a revised feasibility study to the EPA, which soon thereafter issued a PRAP identifying a soil cover as the EPA’s recommended alternative. Based on this recommendation, Alcoa submitted a detailed design and cost estimate for implementation of the remedy. A draft consent decree was issued in May 2012 by the EPA and all parties are actively engaged in negotiating a final consent decree and statement of work. As a result, Alcoa increased the reserve associated with East St. Louis by $14 in 2012 to reflect the necessary costs for this remedy.

On July 30, 2012, the EPA issued a ROD for this matter and Alcoa began the process of bidding and contracting for the construction work. The ultimate outcome of negotiations and the bidding of the construction work could result in additional liability. On November 1, 2013, the Department of Justice lodged a consent decree on behalf of the EPA for

Alcoa to conduct the work outlined in the ROD. Alcoa is waiting final entry of the consent decree to begin work, which is expected in the first half of 2014. At December 31, 2013 and 2012, the reserve balance associated with this matter was $24 and $26, respectively. The majority of the project funding is expected to be spent between 2014 and 2015.

Fusina and Portovesme, Italy—In 1996, Alcoa acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Alcoa’s subsidiary Alcoa Trasformazioni S.r.l. (“Trasformazioni”), from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified Alcoa for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment and Protection of Land and Sea (MOE) issued orders to Trasformazioni and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Trasformazioni appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l. (“Ligestra”), Alumix’s successor, and Trasformazioni agreed to a stay of the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement.

In December 2009, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme. The agreement outlines an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 in 2009 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Trasformazioni submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve. In October 2013, the MOE approved the project submitted by Alcoa, resulting in no adjustment to the reserve. Alcoa is in the process of negotiating a final administrative agreement for conduct of the work

Additionally, due to new information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3 in 2009. In November 2011, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra nor the proposal to the MOE resulted in a change to the reserve for Portovesme. In November 2013, the MOE rejected the proposed soil remediation project and requested a revised project be submitted in the first quarter of 2014. It is possible that the revised project may result in a change to the existing reserve for Portovesme.

Baie Comeau, Quebec, Canada—In August 2012, Alcoa presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known PCBs and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, Alcoa increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of Alcoa’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013, Alcoa submitted the Environmental Impact Assessment for the project to the MDDEP and this document is currently in the regulatory review process. The ultimate selection of a remedy may result in additional liability at the time the MDDEP issues a final decision.

Mosjøen, Norway—In September 2012, Alcoa presented an analysis of remediation alternatives to the Norwegian Environmental Agency (NEA) (formerly the Norwegian Climate and Pollution Agency, or “Klif”), in response to a previous request, related to known PAHs in the sediments located in the harbor and extending out into the fjord. As such, Alcoa increased the reserve for Mosjøen by $20 in 2012 to reflect the estimated cost of the baseline alternative for dredging of the contaminated sediments. The ultimate selection of a remedy may result in additional liability at the time the NEA issues a final decision.

Other. In March 2013, Alcoa’s subsidiary, Alcoa World Alumina Brasil (AWAB), was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012.

The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. The assessment is currently in the administrative process, which could take approximately two years to complete. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in the administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. The estimated range of reasonably possible loss is $0 to $65 ($R155), whereby the maximum end of the range represents the sum of the portion of the disallowed credits applicable to the export sales and a 50% penalty of the gross amount disallowed. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $75 (R$175), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

In September 2010, following a corporate income tax audit covering the 2003 through 2005 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. An appeal of this assessment in Spain’s Central Tax Administrative Court by the Company was denied in October 2013. In December 2013, the Company filed an appeal of the assessment in Spain’s National Court.

Additionally, following a corporate income tax audit of the same Spanish tax group for the 2006 through 2009 tax years, Spain’s tax authorities issued an assessment in July 2013 similarly disallowing certain interest deductions. In August 2013, the Company filed an appeal of this second assessment in Spain’s Central Tax Administrative Court.

The combined assessments total $334 (€242). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In June 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At December 31, 2013, the assessment totaled $53 (R$125), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

Commitments

Investments. Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. The purpose of Alumínio’s participation is to increase its energy self-sufficiency and provide a long-term, low-cost source of power for its two smelters and one refinery. These projects are known as Machadinho, Barra Grande, Serra do Facão, and Estreito.

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

The Barra Grande project reached full capacity in 2006. Alumínio’s investment in this project is 42.18% and is accounted for under the equity method. This entitles Alumínio to approximately 160 megawatts of assured power. Alumínio’s total investment in this project was $143 (R$336) and $159 (R$326) at December 31, 2013 and 2012, respectively.

The Serra do Facão project reached full capacity in 2010. Alumínio’s investment in this project is 34.97% and is accounted for under the equity method. This entitles Alumínio to approximately 65 megawatts of assured power. Alumínio’s total investment in this project was $82 (R$192) and $98 (R$200) at December 31, 2013 and 2012, respectively. Alumínio previously issued a third-party guarantee related to its share of the consortium’s debt; however, in October 2012, the lender released all of the consortium’s investors from their respective guarantees.

Even though the Serra do Facão project has been fully operational since 2010, construction costs continue to be incurred to complete the facility related to environmental compliance in accordance with the installation license (costs are not significant in relation to the overall total project). Total estimated project costs are approximately $430 (R$1,000) and Alumínio’s share is approximately $150 (R$350). As of December 31, 2013, approximately $150 (R$350) of Alumínio’s commitment was expended on the project (includes both funds provided by Alumínio and Alumínio’s share of the long-term financing).

The Estreito project reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,200 (R$5,170) and Alumínio’s share is approximately $560 (R$1,320). These amounts reflect an approved increase by the consortium in 2012 of approximately $130 (R$270) to complete the Estreito project due to fluctuations in currency, inflation, and the price and scope of construction, among other factors. As of December 31, 2013, approximately $540 (R$1,270) of Alumínio’s commitment was expended on the project.

As of December 31, 2013, Alumínio’s current power self-sufficiency satisfies approximately 70% of a total energy demand of approximately 690 megawatts from two smelters (São Luís (Alumar) and Poços de Caldas) and one refinery (Poços de Caldas) in Brazil. The total energy demand has temporarily declined by approximately 260 megawatts due to partial capacity curtailments of 131,000 metric-tons-per-year at both smelters combined.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $29 (A$29) was made through December 31, 2013, including $12 (A$12) and $12 (A$11) in 2013 and 2012, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At December 31, 2013, Alcoa has an asset of $315 (A$354) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $440 (A$500) as of December 31, 2013.

Purchase Obligations. Alcoa is party to unconditional purchase obligations for energy that expire between 2015 and 2036. Commitments related to these contracts total $159 in 2014, $157 in 2015, $145 in 2016, $150 in 2017, $149 in 2018, and $2,091 thereafter. Expenditures under these contracts totaled $163 in 2013, $161 in 2012, and $227 in 2011. Additionally, Alcoa has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $3,319 in 2014, $1,802 in 2015, $1,628 in 2016, $1,552 in 2017, $1,838 in 2018, and $9,856 thereafter.

Operating Leases. Certain land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment are under operating lease agreements. Total expense from continuing operations for all leases was $232 in 2013, $244 in 2012, and $255 in 2011. Under long-term operating leases, minimum annual rentals are $198 in 2014, $165 in 2015, $135 in 2016, $103 in 2017, $80 in 2018, and $244 thereafter.

Guarantees. At December 31, 2013, Alcoa has maximum potential future payments for a guarantee issued on behalf of a third party of $542. This guarantee expires in 2019 and relates to project financing for the aluminum complex in Saudi Arabia (see Note I). In February 2013, a guarantee related to project financing for a hydroelectric power project in Brazil was terminated as the outstanding debt of the consortium was repaid in full (see Investments above). Alcoa also has outstanding bank guarantees related to tax matters, outstanding debt, workers compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2014 and 2022 was $370 at December 31, 2013.

Letters of Credit. Alcoa has outstanding letters of credit primarily related to workers’ compensation, energy contracts, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2014, was $333 at December 31, 2013.

Surety Bonds. Alcoa has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2014, was $170 at December 31, 2013.

O. Other Income, Net

	2013	2012	2011
Equity loss (income)	$68	$28	$(15)
Interest income	(13)	(31)	(20)
Foreign currency (gains) losses, net	(33)	(5)	16
Net gain from asset sales	(10)	(321)	(41)
Net gain on mark-to-market derivative contracts (X)	(29)	(13)	(52)
Other, net	(8)	1	25
	$(25)	$(341)	$(87)

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

P. Cash Flow Information

Cash paid for interest and income taxes was as follows:

	2013	2012	2011
Interest, net of amount capitalized	$433	$454	$491
Income taxes, net of amount refunded	200	223	382

The details related to cash paid for acquisitions were as follows:

	2013	2012	2011
Assets acquired	$-	$-	$253
Liabilities assumed	-	-	(12)
Cash paid	-	-	241
Less: cash acquired	-	-	1
Net cash paid	$-	$-	$240

Noncash Financing and Investing Activities. In August 2012, Alcoa received a loan of $250 for the purpose of financing all or part of the cost of acquiring, constructing, reconstructing, and renovating certain facilities at Alcoa’s rolling mill plant in Davenport, IA (see Note K). Because this loan can only be used for this purpose, the net proceeds of $248 were classified as restricted cash. Since restricted cash is not part of cash and cash equivalents, this transaction was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a noncash activity. As funds are expended for the project, the release of the cash will be reflected as both an inflow on the Net change in restricted cash line and an outflow on the Capital expenditures line in the Investing Activities section of the Statement of Consolidated Cash Flows. At December 31, 2013 and 2012, Alcoa had $13 and $171, respectively, of restricted cash remaining related to this transaction.

In 2011, Alcoa issued $600 in common stock to satisfy a portion of its accrued pension benefits liability (see Notes R and W).

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

On January 1, 2013, management revised the inventory-costing method used by certain locations within the Global Rolled Products and Engineered Products and Solutions segments, which affects the determination of the respective segment’s profitability measure, ATOI. Management made the change in order to improve internal consistency and enhance industry comparability. This revision does not impact the consolidated results of Alcoa. Segment information for all prior periods presented was revised to reflect this change.

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

Primary Metals. This segment represents a portion of Alcoa’s upstream operations and consists of the Company’s worldwide smelter system. Primary Metals receives alumina, mostly from the Alumina segment, and produces primary aluminum used by Alcoa’s fabricating businesses, as well as sold to external customers and traders. Results from the sale of aluminum powder, scrap, and excess power are also included in this segment, as well as the results of aluminum derivative contracts and buy/resell activity. Primary aluminum produced by Alcoa and used internally is transferred to other segments at prevailing market prices. The sale of primary aluminum represents more than 90% of this segment’s third-party sales. Buy/resell activity refers to when this segment purchases metal from external or internal sources and resells such metal to external customers or the midstream and downstream segments in order to maximize smelting system efficiency and to meet customer requirements.

Global Rolled Products. This segment represents Alcoa’s midstream operations, whose principal business is the production and sale of aluminum plate and sheet. A small portion of this segment’s operations relate to foil produced at one plant in Brazil. This segment includes rigid container sheet (RCS), which is sold directly to customers in the packaging and consumer market and is used to produce aluminum beverage cans. Seasonal increases in RCS sales are generally experienced in the second and third quarters of the year. Approximately one-half of the third-party sales in this segment consist of RCS. This segment also includes sheet and plate used in the aerospace, automotive, commercial transportation, building and construction, and industrial products (mainly used in the production of machinery and equipment and consumer durables) end markets, which is sold directly to customers and through distributors. While the customer base for flat-rolled products is large, a significant amount of sales of RCS, sheet, and plate is to a relatively small number of customers.

Engineered Products and Solutions. This segment represents Alcoa’s downstream operations and includes titanium, aluminum, and super alloy investment castings; fasteners; aluminum wheels; integrated aluminum structural systems; architectural extrusions; and forgings and hard alloy extrusions. These products, which are used in the aerospace, automotive, building and construction, commercial transportation, power generation, and industrial products end markets, are sold directly to customers and through distributors.

The operating results and assets of Alcoa’s reportable segments were as follows:

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
2013
Sales:
Third-party sales	$3,326	$6,596	$7,106	$5,733	$22,761
Intersegment sales	2,235	2,621	178	-	5,034
Total sales	$5,561	$9,217	$7,284	$5,733	$27,795
Profit and loss:
Equity loss	$(4)	$(51)	$(13)	$-	$(68)
Depreciation, depletion, and amortization	426	526	226	159	1,337
Income taxes	66	(74)	108	348	448
ATOI	259	(20)	252	726	1,217
2012
Sales:
Third-party sales	$3,092	$7,432	$7,378	$5,525	$23,427
Intersegment sales	2,310	2,877	163	-	5,350
Total sales	$5,402	$10,309	$7,541	$5,525	$28,777
Profit and loss:
Equity income (loss)	$5	$(27)	$(6)	$-	$(28)
Depreciation, depletion, and amortization	455	532	229	158	1,374
Income taxes	(27)	106	159	297	535
ATOI	90	309	346	612	1,357
2011
Sales:
Third-party sales	$3,462	$8,240	$7,642	$5,345	$24,689
Intersegment sales	2,727	3,192	218	-	6,137
Total sales	$6,189	$11,432	$7,860	$5,345	$30,826
Profit and loss:
Equity income (loss)	$25	$(7)	$(3)	$1	$16
Depreciation, depletion, and amortization	444	556	237	158	1,395
Income taxes	179	92	98	258	627
ATOI	607	481	260	537	1,885
2013
Assets:
Capital expenditures	$322	$224	$335	$224	$1,105
Equity investments	628	947	200	-	1,775
Goodwill	9	-	218	2,670	2,897
Total assets	8,248	10,341	4,647	6,011	29,247
2012
Assets:
Capital expenditures	$374	$318	$258	$200	$1,150
Equity investments	658	917	188	-	1,763
Goodwill	10	997	214	2,677	3,898
Total assets	9,709	11,709	4,603	5,891	31,912

The following tables reconcile certain segment information to consolidated totals:

	2013	2012	2011
Sales:
Total segment sales	$27,795	$28,777	$30,826
Elimination of intersegment sales	(5,034)	(5,350)	(6,137)
Corporate*	271	273	262
Consolidated sales	$23,032	$23,700	$24,951
*	For all periods presented, the Corporate amount includes third-party sales of the soft alloy extrusions business located in Brazil.

	2013	2012	2011
Net (loss) income attributable to Alcoa:
Total segment ATOI	$1,217	$1,357	$1,885
Unallocated amounts (net of tax):
Impact of LIFO	52	20	(38)
Interest expense	(294)	(319)	(340)
Noncontrolling interests	(41)	29	(194)
Corporate expense	(284)	(282)	(290)
Impairment of goodwill	(1,731)	-	-
Restructuring and other charges	(607)	(142)	(196)
Discontinued operations	-	-	(3)
Other	(597)	(472)	(213)
Consolidated net (loss) income attributable to Alcoa	$(2,285)	$191	$611

December 31,	2013	2012
Assets:
Total segment assets	$29,247	$31,912
Elimination of intersegment receivables	(385)	(444)
Unallocated amounts:
Cash and cash equivalents	1,437	1,861
Deferred income taxes	3,410	4,052
Corporate goodwill	518	1,272
Corporate fixed assets, net	879	961
LIFO reserve	(691)	(770)
Other	1,327	1,335
Consolidated assets	$35,742	$40,179

Sales by major product grouping were as follows:

	2013	2012	2011
Sales:
Alumina	$3,151	$2,962	$3,350
Primary aluminum	6,194	7,121	7,907
Flat-rolled aluminum	7,106	7,378	7,642
Investment castings	1,807	1,747	1,700
Fastening systems	1,505	1,414	1,313
Architectural aluminum systems	977	970	973
Aluminum wheels	702	692	656
Other extruded aluminum and forged products	1,015	955	1,010
Other	575	461	400
	$23,032	$23,700	$24,951

Geographic information for sales was as follows (based upon the country where the point of sale occurred):

	2013	2012	2011
Sales:
U.S.(1)	$11,766	$12,361	$12,295
Australia	3,240	3,222	3,587
Spain(2)	2,282	1,203	1,487
Brazil	1,221	1,244	1,371
France	862	807	825
Russia	683	713	761
Hungary	555	492	665
Netherlands(3)	524	949	1,025
United Kingdom	475	438	412
Norway(2)	283	820	927
China	259	326	283
Germany	230	216	229
Italy	157	379	537
Other	495	530	547
	$23,032	$23,700	$24,951
(1)	Sales that occurred in the U.S. include a portion of alumina from Alcoa’s refineries in Suriname, Brazil, Australia, and Jamaica and aluminum from Alcoa’s smelters in Canada.
(2)	In 2013, Sales that occurred in Spain include aluminum from Alcoa’s smelters in Iceland and Norway.
(3)	In 2012 and 2011, Sales that occurred in the Netherlands include aluminum from Alcoa’s smelter in Iceland.

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2013	2012
Long-lived assets:
U.S.	$4,760	$4,621
Brazil	3,746	4,318
Australia	3,024	3,548
Iceland	1,518	1,571
Canada	1,302	1,399
Norway	762	898
Russia	471	494
Spain	446	445
Jamaica	393	414
China	388	395
Other	829	844
	$17,639	$18,947

R. Preferred and Common Stock

Preferred Stock. Alcoa has two classes of preferred stock: Class A Preferred Stock and Class B Serial Preferred Stock. Class A Preferred Stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 of such shares outstanding at December 31, 2013 and 2012. Class B Serial Preferred Stock has 10 million shares authorized (none issued) and a par value of $1 per share.

Common Stock. There are 1.8 billion shares authorized at a par value of $1 per share, and 1,177,906,867 shares and 1,177,906,557 shares, respectively, were issued at December 31, 2013 and 2012. The current dividend yield as authorized by Alcoa’s Board of Directors is $0.12 per annum or $0.03 per quarter.

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

As of December 31, 2013, 110 million and 119 million shares of common stock were reserved for issuance upon conversion of convertible notes and under Alcoa’s stock-based compensation plans, respectively. Alcoa issues shares from treasury stock to satisfy the exercise of stock options and the conversion of stock awards.

Share Activity (number of shares)

	Common stock
	Treasury	Outstanding
Balance at end of 2010	119,362,029	1,022,025,965
Private placement	-	36,518,563
Issued for stock-based compensation plans	(5,867,538)	5,867,538
Balance at end of 2011	113,494,491	1,064,412,066
Issued for stock-based compensation plans	(2,799,887)	2,799,887
Balance at end of 2012	110,694,604	1,067,211,953
Conversion of convertible notes	-	310
Issued for stock-based compensation plans	(3,798,899)	3,798,899
Balance at end of 2013	106,895,705	1,071,011,162

Stock-based Compensation

Stock options under Alcoa’s stock-based compensation plans are granted in January each year at market prices on the dates of grant. Features based on date of original grant for stock options outstanding as of December 31, 2013 were as follows:

Date of original grant	Vesting	Term	Reload feature
2008 - 2009	3 years (1/3 each year)	6 years	None
2010 and forward	3 years (1/3 each year)	10 years	None

In addition to the stock options described above, Alcoa grants stock awards that vest three years from the date of grant. Certain of these stock awards were granted with performance conditions. In 2013, 2012, and 2011, the final number of performance stock awards earned will be based on the achievement of sales and profitability targets over a three-year period. One-third of the award will be earned each year based on the performance against pre-established targets for that year. The performance stock awards earned over the three-year period vest at the end of the third year.

Most plan participants can choose whether to receive their award in the form of stock options, stock awards, or a combination of both. This choice is made before the grant is issued and is irrevocable.

The following table summarizes the total compensation expense recognized for all stock options and stock awards (there was no stock-based compensation expense capitalized in 2013, 2012, or 2011):

	2013	2012	2011
Compensation expense recognized:
Stock option grants	$21	$27	$34
Stock award grants	50	40	49
Total compensation expense before income taxes	71	67	83
Benefit for income taxes	23	21	27
Total compensation expense, net of income taxes	$48	$46	$56

As part of Alcoa’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. As a result, a larger portion of expense will be recognized in the first half of each year for these retirement-eligible employees. Of the total compensation expense before income taxes included in the table above, $14, $13, and $18 in 2013, 2012, and 2011, respectively, pertains to the acceleration of expense related to retirement-eligible employees.

The fair value of new options was estimated on the date of grant using a lattice-pricing model with the following assumptions:

	2013	2012	2011
Weighted average fair value per option	$2.24	$3.11	$4.96
Average risk-free interest rate	0.10-1.89%	0.06-1.89%	0.19-3.44%
Dividend yield	1.3%	0.9%	0.9%
Volatility	28-40%	39-45%	36-43%
Annual forfeiture rate	7%	5%	5%
Exercise behavior	45%	45%	45%
Life (years)	6.0	5.8	5.8

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

The activity for stock options was as follows (options in millions):

	Number of options	Weighted average exercise price
Outstanding, January 1, 2013	45.0	$12.58
Granted	8.0	8.88
Exercised	(1.6)	8.32
Expired or forfeited	(6.1)	22.13
Outstanding, December 31, 2013	45.3	10.78

The total intrinsic value of options exercised during 2013, 2012, and 2011 was $2, $2, and $34, respectively. In 2013, 2012, and 2011, the cash received from option exercises was $13, $12, and $37 and the total tax benefit realized from these exercises was $1, $1, and $11, respectively.

The following tables summarize certain stock option information at December 31, 2013 (number of options and intrinsic value in millions):

Options Fully Vested and/or Expected to Vest*

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$8.33	16.3	1.06	$8.33	$38
$8.34 - $11.33	17.1	8.22	9.60	17
$11.34 - $17.40	10.8	6.14	14.46	-
$17.41 - $34.84	1.1	0.05	28.92	-
Total	45.3	4.94	10.78	$55
*	Expected forfeitures are immaterial to the Company and are not reflected in the table above.

Options Fully Vested and Exercisable

Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Intrinsic Value
$8.33	16.3	1.06	$8.33	$38
$8.34 - $11.33	3.3	7.40	10.18	1
$11.34 - $17.40	9.7	6.10	14.23	-
$17.41 - $34.84	1.1	0.05	28.92	-
Total	30.4	3.31	11.16	$39

In addition to stock option awards, the Company grants stock awards and performance share awards, both of which vest three years from the date of grant. Performance share awards are issued at target and the final award amount is determined at the end of the performance period.

The following table summarizes the outstanding stock and performance share awards (awards in millions):

	Stock Awards	Performance Share Awards	Total	Weighted average FMV per award
Outstanding, January 1, 2013	7.9	4.0	11.9	$12.96
Granted	5.5	2.5	8.0	8.86
Converted	(2.6)	(0.7)	(3.3)	13.51
Forfeited	(0.4)	(0.6)	(1.0)	10.76
Performance share adjustment	-	0.3	0.3	10.96
Outstanding, December 31, 2013	10.4	5.5	15.9	10.88

At December 31, 2013, there was $16 and $39 of unrecognized compensation expense (pretax) related to non-vested stock option grants and non-vested stock award grants, respectively. This expense is expected to be recognized over a weighted average period of 1.6 years. As of December 31, 2013, the following table summarizes the unrecognized compensation expense expected to be recognized in future periods:

Stock-based compensation expense (pretax)
2014	$36
2015	18
2016	1
Totals	$55

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	2013	2012	2011
(Loss) income from continuing operations attributable to Alcoa common shareholders	$(2,285)	$191	$614
Less: preferred stock dividends declared	2	2	2
(Loss) income from continuing operations available to common equity	(2,287)	189	612
Less: dividends and undistributed earnings allocated to participating securities	-	-	1
(Loss) income from continuing operations available to Alcoa common shareholders—basic	(2,287)	189	611
Add: interest expense related to convertible notes	-	-	30
(Loss) income from continuing operations available to Alcoa common shareholders—diluted	$(2,287)	$189	$641
Average shares outstanding—basic	1,070	1,067	1,061
Effect of dilutive securities:
Stock options	-	3	7
Stock and performance awards	-	6	4
Convertible notes	-	-	89
Average shares outstanding—diluted	1,070	1,076	1,161

Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and are included in the computation of EPS pursuant to the two-class method. Prior to January 1, 2010, under Alcoa’s stock-based compensation programs, certain employees were granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of Alcoa’s common stock. As such, these unvested stock and performance awards met the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. At December 31, 2013 and 2012, there were no outstanding participating securities, as all such securities have vested and were converted into shares of common stock. At December 31, 2011 there were 2 million participating securities outstanding.

Effective January 1, 2010, new grants of stock and performance awards do not contain a nonforfeitable right to dividends during the vesting period. As a result, an employee will forfeit the right to dividends accrued on unvested awards if that person does not fulfill their service requirement during the vesting period. As such, these awards are not treated as participating securities in the EPS calculation as the employees do not have equivalent dividend rights as common shareholders. These awards are included in the EPS calculation utilizing the treasury stock method similar to stock options. At December 31, 2013, 2012, and 2011, there were 16 million, 12 million, and 8 million such awards outstanding, respectively.

In 2013, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a loss from continuing operations. As a result, 89 million share equivalents related to convertible notes, 16 million stock awards, and 12 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient income from continuing operations in 2013, 89 million, 9 million, and 2 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In 2012, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive.

Options to purchase 12 million, 27 million, and 27 million shares of common stock at a weighted average exercise price of $15.81, $15.41, and $24.00 per share were outstanding as of December 31, 2013, 2012, and 2011, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

T. Income Taxes

The components of (loss) income from continuing operations before income taxes were as follows:

	2013	2012	2011
U.S.	$(1,269)	$394	$(98)
Foreign	(547)	(70)	1,161
	$(1,816)	$324	$1,063

The provision for income taxes on income from continuing operations consisted of the following:

	2013	2012	2011
Current:
Federal*	$14	$85	$10
Foreign	235	167	427
State and local	1	9	(1)
	250	261	436
Deferred:
Federal*	84	129	28
Foreign	95	(227)	(211)
State and local	(1)	(1)	2
	178	(99)	(181)
Total	$428	$162	$255
*	Includes U.S. taxes related to foreign income

Included in discontinued operations is a tax benefit of $1 in 2011.

The exercise of employee stock options generated a tax charge of $1 in both 2013 and 2012 and a tax benefit of $6 in 2011, representing only the difference between compensation expense recognized for financial reporting and tax purposes. These amounts decreased or increased equity and increased or reduced either current taxes payable or deferred tax assets (not operating losses) in the respective periods.

Alcoa has unamortized tax-deductible goodwill of $35 resulting from intercompany stock sales and reorganizations. Alcoa recognizes the tax benefits (generally at a 30% rate) associated with this tax-deductible goodwill as it is being amortized for local income tax purposes rather than in the period in which the transaction is consummated.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate for continuing operations was as follows (the effective tax rate for 2013 was a provision on a loss and for both 2012 and 2011 was a provision on income):

	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Taxes on foreign operations	(0.3)	(0.1)	(11.0)
Permanent differences on restructuring and other charges and asset disposals	(0.8)	10.8	-
Audit and other adjustments to prior years’ accruals	(0.9)	3.5	(1.1)
Noncontrolling interests	(3.1)	3.8	0.8
Statutory tax rate and law changes	0.6	(0.4)	0.8
Changes in valuation allowances	(23.2)	15.2	2.3
Impairment of goodwill	(33.3)	-	-
Amortization of goodwill related to intercompany stock sales/reorganizations	1.1	(7.7)	(2.8)
Change in legal structure of investments	-	(4.1)	-
Interest income related to income tax positions	-	(1.3)	(0.2)
Company-owned life insurance/split-dollar net premiums	1.1	(3.9)	(0.2)
Other	0.2	(0.8)	0.4
Effective tax rate	(23.6)%	50.0%	24.0%

The components of net deferred tax assets and liabilities were as follows:

	2013		2012
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$185	$1,150	$104	$1,015
Employee benefits	2,499	36	2,742	46
Loss provisions	437	14	368	17
Deferred income/expense	87	188	53	203
Tax loss carryforwards	2,229	-	2,186	-
Tax credit carryforwards	567	-	508	-
Derivatives and hedging activities	74	25	117	16
Other	310	261	324	297
	6,388	1,674	6,402	1,594
Valuation allowance	(1,804)	-	(1,400)	-
	$4,584	$1,674	$5,002	$1,594

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2013	Expires within 10 years	Expires within 11-20 years	No expiration*	Other*	Total
Tax loss carryforwards	$377	$898	$954	$-	$2,229
Tax credit carryforwards	417	75	75	-	567
Other	-	-	498	3,094	3,592
Valuation allowance	(412)	(843)	(268)	(281)	(1,804)
	$382	$130	$1,259	$2,813	$4,584
*	Deferred tax assets with no expiration may still have annual limitations on utilization. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference. A substantial amount of Other relates to employee benefits that will become deductible for tax purposes over an extended period of time as contributions are made to employee benefit plans and payments are made to retirees.

The total deferred tax asset (net of valuation allowance) is supported by taxable temporary differences that reverse within the carryforward period (approximately 30%), tax planning strategies (approximately 5%), and projections of future taxable income exclusive of reversing temporary differences (approximately 65%).

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Alcoa’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to cumulative losses exist without a valuation allowance where in management’s judgment the weight of the positive evidence more than offsets the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

In 2013, Alcoa recognized a $372 discrete income tax charge for valuation allowances on certain deferred tax assets in Spain and the U.S. Of this amount, a $237 valuation allowance was established on the full value of the deferred tax assets related to a Spanish consolidated tax group. As of December 31, 2013, these deferred tax assets have an expiration period ranging from 2014 to 2030. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that Alcoa will realize the tax benefit of these deferred tax assets. This was mainly driven by a decline in the outlook of the Primary Metals business (2013 realized prices were the lowest since 2009) combined with prior year cumulative losses of the Spanish consolidated tax group. The need for this valuation allowance will be assessed on a continuous basis in future periods and, as a result, a portion or all of the allowance may be reversed based on changes in facts and circumstances.

The remaining $135 relates to a valuation allowance established on a portion of available foreign tax credits in the U.S. These credits can be carried forward for 10 years, and, as of December 31, 2013, have an expiration period ranging from 2016 to 2023. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that Alcoa will realize the full tax benefit of these foreign tax credits. This was primarily due to lower foreign sourced taxable income after consideration of tax planning strategies and after the inclusion of earnings from foreign subsidiaries projected to be distributable as taxable foreign dividends. Similar to the outlook related to Spain above, lower levels of both distributable future foreign earnings and projected foreign sourced taxable income are principally attributable to a decline in the outlook of the Primary Metals business. The need for this valuation allowance will be assessed on a continuous basis in future periods and, as a result, an increase or decrease to this allowance may result based on changes in facts and circumstances.

In December 2011, one of the Company’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. During 2013, the application was amended and re-filed and, separately, a similar application was filed for another one of the Company’s subsidiaries in Brazil. If approved, the tax rate for these subsidiaries will decrease significantly, resulting in future cash tax savings over the 10-year holiday period (would be retroactively effective as of January 1, 2013). Additionally, the net deferred tax asset of one of the subsidiaries would be remeasured at the lower rate in the period the holiday is approved (the net deferred tax asset of the other subsidiary would not be remeasured since it could still be utilized against future earnings of the subsidiary not subject to the tax holiday). This remeasurement would result in a decrease to that subsidiary’s net deferred tax asset and a noncash charge to earnings of approximately $50. As of December 31, 2013, Alcoa’s subsidiaries’ applications are still pending.

The following table details the changes in the valuation allowance:

December 31,	2013	2012	2011
Balance at beginning of year	$1,400	$1,398	$1,268
Increase to allowance	471	45	157
Release of allowance	(41)	(31)	(31)
U.S. state tax apportionment and tax rate changes	(32)	(17)	6
Foreign currency translation	6	5	(2)
Balance at end of year	$1,804	$1,400	$1,398

The cumulative amount of Alcoa’s foreign undistributed net earnings for which no deferred taxes have been provided was approximately $5,200 at December 31, 2013. Alcoa has a number of commitments and obligations related to the Company’s growth strategy in foreign jurisdictions. As such, management has no plans to distribute such earnings in the foreseeable future, and, therefore, has determined it is not practicable to determine the related deferred tax liability.

Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few minor exceptions, Alcoa is no longer subject to income tax examinations by tax authorities for years prior to 2004. All U.S. tax years prior to 2013 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Alcoa’s income tax returns for various tax years through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2013	2012	2011
Balance at beginning of year	$66	$51	$46
Additions for tax positions of the current year	2	-	-
Additions for tax positions of prior years	11	39	13
Reductions for tax positions of prior years	(2)	(7)	(3)
Settlements with tax authorities	(8)	(18)	(4)
Expiration of the statute of limitations	(2)	-	-
Foreign currency translation	(4)	1	(1)
Balance at end of year	$63	$66	$51

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2013, 2012, and 2011 would be approximately (1)%, 6%, and 2%, respectively, of pretax book (loss) income. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2014 (see Other Matters in Note N for a matter for which no reserve has been recognized).

It is Alcoa’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2013, 2012, and 2011, Alcoa recognized $2, $3, and $2, respectively, in interest and penalties. Due to the expiration of the statute of limitations, settlements with tax authorities, and refunded overpayments, Alcoa also recognized interest income of $12, $7, and $2 in 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, the amount accrued for the payment of interest and penalties was $11 and $15, respectively.

U. Receivables

Sale of Receivables Programs

In March 2012, Alcoa entered into an arrangement with a financial institution to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement originally provided for minimum funding of $50 up to a maximum of $250 for receivables sold. In May 2013, the arrangement was amended to increase the maximum funding to $500 and include two additional financial institutions. On March 30, 2012, Alcoa initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase price under this arrangement. Alcoa received additional net cash funding of $5 ($388 in draws and $383 in repayments) and $155 ($160 in draws and $5 in repayments) in 2013 and 2012, respectively. As of December 31, 2013 and 2012, the deferred purchase price receivable was $248 and $18, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) decrease in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. In 2013 and 2012, the gross cash outflows and inflows associated with the deferred purchase price receivable were $6,985 and $6,755, respectively, and $3,339 and $3,321, respectively. The gross amount of receivables sold and total cash collected under this program since its inception was $10,324 and $9,866, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

Alcoa had three other arrangements, each with a different financial institution, to sell certain customer receivables outright without recourse on a continuous basis. On March 22, 2013, Alcoa terminated these arrangements. All receivables sold under these arrangements were collected as of March 31, 2013. Alcoa serviced the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

Allowance for Doubtful Accounts

The following table details the changes in the allowance for doubtful accounts related to customer receivables and other receivables:

	Customer receivables			Other receivables
December 31,	2013	2012	2011	2013	2012	2011
Balance at beginning of year	$39	$46	$46	$74	$79	$87
Provision for doubtful accounts	3	2	19	29	9	7
Write off of uncollectible accounts	(19)	(8)	(14)	(39)	(3)	(3)
Recoveries of prior write-offs	(3)	(1)	(3)	(10)	(6)	(5)
Other	-	-	(2)	(7)	(5)	(7)
Balance at end of year	$20	$39	$46	$47	$74	$79

V. Interest Cost Components

	2013	2012	2011
Amount charged to expense	$453	$490	$524
Amount capitalized	99	93	101
	$552	$583	$625

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

The funded status of all of Alcoa’s pension and other postretirement benefit plans are measured as of December 31 each calendar year.

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$14,751	$13,526	$2,863	$2,844
Service cost	213	203	17	14
Interest cost	611	647	114	132
Amendments	82	6	-	-
Actuarial (gains) losses	(849)	1,120	(170)	107
Settlements	(13)	-	-	-
Benefits paid, net of participants’ contributions	(841)	(833)	(249)	(256)
Medicare Part D subsidy receipts	-	-	20	21
Foreign currency translation impact	(224)	82	(3)	1
Benefit obligation at end of year*	$13,730	$14,751	$2,592	$2,863
Change in plan assets
Fair value of plan assets at beginning of year	$11,043	$10,311	$-	$8
Actual return on plan assets	109	925	-	-
Employer contributions	473	571	-	-
Participants’ contributions	27	32	-	-
Benefits paid	(825)	(822)	-	(8)
Administrative expenses	(40)	(42)	-	-
Settlements	(17)	-	-	-
Foreign currency translation impact	(190)	68	-	-
Fair value of plan assets at end of year*	$10,580	$11,043	$-	$-
Funded status*	$(3,150)	$(3,708)	$(2,592)	$(2,863)
Less: Amounts attributed to joint venture partners	(25)	(40)	(4)	(4)
Net funded status	$(3,125)	$(3,668)	$(2,588)	$(2,859)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$88	$86	$-	$-
Current liabilities	(30)	(32)	(234)	(256)
Noncurrent liabilities	(3,183)	(3,722)	(2,354)	(2,603)
Net amount recognized	$(3,125)	$(3,668)	$(2,588)	$(2,859)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$5,198	$5,880	$389	$593
Prior service cost (benefit)	94	119	(57)	(76)
Total, before tax effect	5,292	5,999	332	517
Less: Amounts attributed to joint venture partners	38	54	(1)	(1)
Net amount recognized, before tax effect	$5,254	$5,945	$333	$518
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss consist of:
Net actuarial (gain) loss	$(193)	$1,073	$(169)	$107
Amortization of accumulated net actuarial loss	(489)	(384)	(35)	(25)
Prior service cost	-	9	-	-
Amortization of prior service (cost) benefit	(25)	(19)	19	16
Total, before tax effect	(707)	679	(185)	98
Less: Amounts attributed to joint venture partners	(16)	8	-	-
Net amount recognized, before tax effect	$(691)	$671	$(185)	$98
*	At December 31, 2013, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $10,643, $7,909, and $(2,734), respectively. At December 31, 2012, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $11,521, $8,437, and $(3,084), respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2013	2012
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$13,730	$14,751
Accumulated benefit obligation	13,324	14,186

The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	12,180	13,973
Fair value of plan assets	8,930	10,142

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	11,776	13,421
Fair value of plan assets	8,890	10,123

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits(2)
	2013	2012	2011	2013	2012	2011
Service cost	$194	$186	$165	$17	$14	$17
Interest cost	602	639	678	114	131	158
Expected return on plan assets	(788)	(808)	(806)	-	-	(2)
Recognized net actuarial loss	489	384	247	35	25	26
Amortization of prior service cost (benefit)	19	19	19	(18)	(16)	(17)
Settlements(3)	9	-	2	-	-	-
Curtailments(4)	6	-	(9)	-	-	-
Special termination benefits(5)	77	-	-	-	-	-
Net periodic benefit cost(6)	$608	$420	$296	$148	$154	$182
(1)	In 2013, 2012, and 2011, net periodic benefit cost for U.S pension plans was $391, $288, and $190, respectively.
(2)

In 2013, 2012, and 2011, net periodic benefit cost for other postretirement benefits reflects a reduction of $55, $64, and $43, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D.

(3)	In all periods presented, settlements were due to the payment of significant lump sum benefits and/or purchases of annuity contracts.
(4)	In each period presented, curtailments were due to elimination of benefits or workforce reductions (see Note D).
(5)	In 2013, special termination benefits were due to workforce reductions (see Note D).
(6)	Amounts attributed to joint venture partners are not included.

Amounts Expected to be Recognized in Net Periodic Benefit Cost

	Pension benefits	Other postretirement benefits
	2014	2014
Net actuarial loss recognition	$384	$19
Prior service cost (benefit) recognition	15	(18)

Assumptions

Weighted average assumptions used to determine benefit obligations for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

December 31,	2013	2012
Discount rate	4.80%	4.15%
Rate of compensation increase	3.5	3.5

The discount rate is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, consumer products, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times.

The rate of compensation increase is based upon actual experience. For 2014, the rate of compensation increase will be 3.5%, which approximates the five-year average.

Weighted average assumptions used to determine net periodic benefit cost for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

	2013	2012	2011
Discount rate*	4.15%	4.90%	5.75%
Expected long-term rate of return on plan assets	8.50	8.50	8.50
Rate of compensation increase	3.50	3.50	3.50
*	In all periods presented, the respective discount rates were used to determine net periodic benefit cost for most U.S. pension plans for the full annual period. However, the discount rates for a limited number of plans were updated during 2013 and 2011 to reflect the remeasurement of these plans due to new union labor agreements, settlements, and/or curtailments. The updated discount rates used were not significantly different from the discount rates presented.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on a combination of historical asset return information and forward-looking returns by asset class. As it relates to historical asset return information, management focuses on the annual, 10-year moving, and 20-year moving averages when developing this assumption. Management also incorporates expected future returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment.

For 2013, 2012, and 2011, management used 8.50% as its expected long-term rate of return, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. This rate falls within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. For 2014, management determined that 8.00% will be the expected long-term rate of return. The decrease of 50 basis points in the expected long-term rate of return is due to a combination of a decrease in the 20-year moving average of actual performance and lower future expected market returns.

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (assumptions for non-U.S plans did not differ materially):

	2013	2012	2011
Health care cost trend rate assumed for next year	5.5%	6.0%	6.5%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2017	2017	2016

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by Alcoa’s other postretirement benefit plans. For 2014, a 5.5% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans. The plans’ actual annual health care cost trend experience over the past three years has ranged from (7.5)% to 3.5%. Management does not believe this three-year range is indicative of expected increases for future health care costs over the long-term.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% increase	1% decrease
Effect on other postretirement benefit obligations	$146	$(130)
Effect on total of service and interest cost components	7	(6)

Plan Assets

Alcoa’s pension plans’ investment policy and weighted average asset allocations at December 31, 2013 and 2012, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy range	2013	2012
Equities	20–55%	37%	33%
Fixed income	25–55%	41	50
Other investments	15–35%	22	17
Total		100%	100%

The principal objectives underlying the investment of the pension plans’ assets are to ensure that Alcoa can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within the capital markets to protect asset values against adverse movements. Specific objectives for long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities and achieving risk factor diversification across the balance of the asset portfolio. A portion of the assets are matched to the interest rate profile of the benefit obligation through long duration fixed income investments and exposure to broad equity risk has been decreased and diversified through investments in discretionary and systematic macro hedge funds, long/short equity hedge funds, and global and emerging market equities. Investments are further diversified by strategy, asset class, geography, and sector to enhance returns and mitigate downside risk. A large number of external investment managers are used to gain broad exposure to the financial markets and to mitigate manager-concentration risk.

Investment practices comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and other applicable laws and regulations. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.

In the course of managing the pension plans’ assets, trustees of the plans may loan securities to brokers/dealers in exchange for a fee. The securities are subsequently returned to the plans in accordance with the brokerage agreement. In support of these transactions, the brokers/dealers provide collateral, which exceeds the value of the securities loaned (102%-105%).

The following section describes the valuation methodologies used by the trustees to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Derivatives in Note X for the definition of fair value and a description of the fair value hierarchy).

Equities. These securities consist of: (i) direct investments in the stock of publicly traded U.S. and non-U.S. companies and are valued based on the closing price reported in an active market on which the individual securities are traded (generally classified in Level 1); (ii) the plans’ share of commingled funds that are invested in the stock of publicly traded companies and are valued at the net asset value of shares held at December 31(included in Level 1 if quoted in an active market, otherwise these investments are included in Level 2); and (iii) direct investments in long/short equity hedge funds and private equity (limited partnerships and venture capital partnerships) and are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data (generally classified as Level 3).

Fixed income. These securities consist of: (i) U.S. government debt and are generally valued using quoted prices (included in Level 1); (ii) publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures) and are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data (included in Level 2); (iii) cash and cash equivalents, which consist of government securities in commingled funds, and are generally valued using observable market data (included in Level 2); and (iv) commercial and residential mortgage-backed securities and are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data (generally classified as Level 3).

Other investments. These investments include, among others: (i) exchange traded funds, such as gold, and real estate investment trusts and are valued based on the closing price reported in an active market on which the investments are traded (included in Level 1); (ii) the plans’ share of commingled funds that are invested in real estate investment trusts and are valued at the net asset value of shares held at December 31 (generally included in Level 3, however, if fair value is able to be determined through the use of quoted market prices of similar assets or other observable market data, then the investments are classified in Level 2); and (iii) direct investments of discretionary and systematic macro hedge funds and private real estate (includes limited partnerships) and are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data (generally classified as Level 3, however, if fair value is able to be determined through the use of quoted market prices of similar assets or other observable market data, then the investments are classified in Level 2).

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

The following table presents the fair value of pension plan assets classified under the appropriate level of the fair value hierarchy:

December 31, 2013	Level 1	Level 2	Level 3	Total
Equities:
Equity securities	$1,084	$1,360	$144	$2,588
Long/short equity hedge funds	-	-	744	744
Private equity	-	-	520	520
	$1,084	$1,360	$1,408	$3,852
Fixed income:
Intermediate and long duration government/credit	$2,251	$1,551	$-	$3,802
Other	-	469	-	469
	$2,251	$2,020	$-	$4,271
Other investments:
Real estate	$124	$18	$494	$636
Discretionary and systematic macro hedge funds	-	-	1,287	1,287
Other	143	-	232	375
	$267	$18	$2,013	$2,298
Total*	$3,602	$3,398	$3,421	$10,421

December 31, 2012	Level 1	Level 2	Level 3	Total
Equities
Equity securities	$1,016	$1,196	$117	$2,329
Long/short equity hedge funds	-	-	756	756
Private equity	-	-	550	550
	$1,016	$1,196	$1,423	$3,635
Fixed income:
Intermediate and long duration government/credit	$1,169	$3,689	$215	$5,073
Other	-	507	-	507
	$1,169	$4,196	$215	$5,580
Other investments:
Real estate	$113	$22	$438	$573
Discretionary macro hedge funds	-	-	796	796
Other	212	-	247	459
	$325	$22	$1,481	$1,828
Total	$2,510	$5,414	$3,119	$11,043
*	As of December 31, 2013, the total fair value of pension plans’ assets excludes a net receivable of $159, which represents securities sold not yet settled plus interest and dividends earned on various investments.

Pension plan assets classified as Level 3 in the fair value hierarchy represent investments in which the trustees have used significant unobservable inputs in the valuation model. The following table presents a reconciliation of activity for such investments:

	2013	2012
Balance at beginning of year	$3,119	$2,816
Realized gains	140	56
Unrealized gains	173	140
Purchases	636	636
Sales	(626)	(538)
Issuances	-	-
Settlements	-	-
Foreign currency translation impact	(21)	9
Transfers in and/or out of Level 3*	-	-
Balance at end of year	$3,421	$3,119
*	In 2013 and 2012, there were no transfers of financial instruments into or out of Level 3

Funding and Cash Flows

It is Alcoa’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws, including the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, and the Moving Ahead for Progress in the 21st Century Act for U.S. plans. From time to time, Alcoa contributes additional amounts as deemed appropriate. In 2013 and 2012, cash contributions to Alcoa’s pension plans were $462 and $561. The minimum required contribution to pension plans in 2014 is estimated to be $625 (includes approximately $90 for employees affected by the shutdown of capacity at a smelter in Canada – see Note D), of which $435 is for U.S. plans.

Benefit payments expected to be paid to pension and other postretirement benefit plans’ participants and expected Medicare Part D subsidy receipts are as follows:

Year ended December 31,	Pension benefits	Gross Other post- retirement benefits	Medicare Part D subsidy receipts	Net Other post- retirement benefits
2014	$880	$260	$25	$235
2015	880	260	25	235
2016	900	260	25	235
2017	910	255	30	225
2018	920	255	30	225
2019 through 2023	4,680	1,195	145	1,050
	$9,170	$2,485	$280	$2,205

Defined Contribution Plans

Alcoa sponsors savings and investment plans in several countries, including the U.S. and Australia. Expenses related to these plans were $149 in 2013, $146 in 2012, and $139 in 2011. In the U.S., employees may contribute a portion of their compensation to the plans, and Alcoa matches, mostly in company stock, a portion of these contributions. Effective January 1, 2014, Alcoa’s match will equal the employee’s investment elections instead of company stock.

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$4	$23
Aluminum contracts	3	9	7
Foreign exchange contracts	1	2	-
Interest rate contracts	2	9	8
Other noncurrent assets:
Aluminum contracts	1	-	3
Aluminum contracts	3	16	-
Energy contracts	3	6	3
Interest rate contracts	2	23	37
Total derivatives designated as hedging instruments		$69	$81
Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$149	$211
Other noncurrent assets:
Aluminum contracts	3	175	329
Foreign exchange contracts	1	-	1
Total derivatives not designated as hedging instruments		$324	$541
Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$-	$9
Interest rate contracts	2	3	8
Other noncurrent assets:
Interest rate contracts	2	-	9
Sub-total		$3	$26
Total Asset Derivatives		$390	$596
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$45	$13
Aluminum contracts	3	23	35
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	14	1
Aluminum contracts	3	387	573
Total derivatives designated as hedging instruments		$469	$622
Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$4	$1
Aluminum contracts	2	-	21
Embedded credit derivative	3	2	3
Foreign exchange contracts	1	3	-
Other noncurrent liabilities and deferred credits:
Aluminum contracts	2	-	5
Embedded credit derivative	3	19	27
Total derivatives not designated as hedging instruments		$28	$57
Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$18	$-
Total Liability Derivatives		$479	$679
*	See the “Other” section within Note X for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross amounts recognized:
Aluminum contracts	$40	$72	$81	$69
Interest rate contracts	32	45	3	17
	$72	$117	$84	$86
Gross amounts offset:
Aluminum contracts*	$(36)	$(55)	$(36)	$(55)
Interest rate contracts**	(3)	(17)	(3)	(17)
	$(39)	$(72)	$(39)	$(72)
Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$4	$17	$45	$14
Interest rate contracts	29	28	-	-
	$33	$45	$45	$14
*	The amounts under Assets and Liabilities as of December 31, 2013 include $18 of margin posted with counterparties. The amounts under Assets and Liabilities as of December 31, 2012 include $9 of margin held from counterparties.

**	The amounts under Assets and Liabilities as of December 31, 2013 and December 31, 2012 represent margin held from the counterparty.

The following table shows the net fair values of outstanding derivative contracts at December 31, 2013 and the effect on these amounts of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed at December 31, 2013:

	Fair value asset/(liability)	Index change of + / - 10%
Aluminum contracts	$(102)	$47
Embedded credit derivative	(21)	2
Energy contracts	6	214
Foreign exchange contracts	(1)	14
Interest rate contracts	29	1

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

December 31,	2013	2012
Assets:
Level 1	$6	$27
Level 2	32	45
Level 3	355	550
Margin held	(3)	(26)
Total	$390	$596
Liabilities:
Level 1	$66	$15
Level 2	-	26
Level 3	431	638
Margin posted	(18)	-
Total	$479	$679

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
2013	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance—January 1, 2013	$547	$3	$608	$30
Total gains or losses (realized and unrealized) included in:
Sales	(5)	-	(24)	-
Cost of goods sold	(202)	-	-	(1)
Other income, net	28	-	-	(8)
Other comprehensive loss	22	3	(174)	-
Purchases, sales, issuances, and settlements*	-	-	-	-
Transfers into and/or out of Level 3*	-	-	-	-
Foreign currency translation	(41)	-	-	-
Closing balance—December 31, 2013	$349	$6	$410	$21
Change in unrealized gains or losses included in earnings for derivative contracts held at December 31, 2013:
Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Other income, net	28	-	-	(8)

*	In 2013, there were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
2012	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance—January 1, 2012	$10	$2	$602	$28
Total gains or losses (realized and unrealized) included in:
Sales	(8)	-	(33)	-
Cost of goods sold	(107)	-	-	(1)
Other income, net	16	-	-	3
Other comprehensive loss	10	1	39	-
Purchases, sales, issuances, and settlements*	596	-	-	-
Transfers into and/or out of Level 3*	-	-	-	-
Foreign currency translation	30	-	-	-
Closing balance—December 31, 2012	$547	$3	$608	$30
Change in unrealized gains or losses included in earnings for derivative contracts held at December 31, 2012:
Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Other income, net	16	-	-	3
*	In July 2012, two embedded derivatives contained within existing power contracts became subject to derivative accounting under GAAP (see below). The amount reflected in this table represents the initial fair value of these embedded derivatives and was classified as an issuance of Level 3 financial instruments. There were no purchases, sales or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $76 and $88 as of December 31, 2013 and 2012, respectively. The unrealized losses related to aluminum contracts recognized as liabilities were mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

Also, included within Level 3 measurements is a derivative contract that will hedge the anticipated power requirements at Alcoa’s Portland smelter in Australia once the existing contract expires in 2016. This derivative hedges forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on this contract was recorded in Other comprehensive loss on the accompanying Consolidated Balance Sheet until the designated hedge period begins in 2016. Once the hedge period begins, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value. Alcoa had a similar contract for its Point Henry smelter in Australia once the existing contract expires in 2014, but elected to terminate the new contract in early 2013. This election was available to Alcoa under the terms of the contract and was made due to a projection that suggested the contract would be uneconomical. Prior to termination, the new contract was accounted for in the same manner as the contract for the Portland smelter.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at December 31, 2013	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$-	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,774 per metric ton in 2014 to $2,221 per metric ton in 2018 Oil: $112 per barrel in 2014 to $89 per barrel in 2018
Aluminum contract	324	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,784 per metric ton in 2014 to $2,064 per metric ton in 2016 Foreign currency: A$1 = $0.89 in 2014 to $0.83 in 2016 CPI: 1982 base year of 100 and 231 in 2014 to 246 in 2016
Aluminum contract	25	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,839 per metric ton in 2014 to $2,239 per metric ton in 2019
Energy contracts	6	Discounted cash flow	Price of electricity beyond forward curve	$82 per megawatt hour in 2014 to $154 per megawatt hour in 2036
Liabilities:
Aluminum contracts	410	Discounted cash flow	Price of aluminum beyond forward curve	$2,485 per metric ton in 2023 to $2,647 per metric ton in 2027
Embedded credit derivative	21	Discounted cash flow	Credit spread between Alcoa and counterparty	0.98% to 1.66% (1.32% median)

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		2013	2012	2011
Aluminum contracts*	Sales	$(142)	$(9)	$(126)
Interest rate contracts	Interest expense	10	10	64
Total		$(132)	$1	$(62)

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		2013	2012	2011
Aluminum contracts	Sales	$143	$(9)	$133
Interest rate contracts	Interest expense	(10)	(10)	(31)
Total		$133	$(19)	$102
*	In 2013, 2012, and 2011, the amount of gain or (loss) recognized in earnings includes $1, $(18), and $7, respectively, related to the ineffective portion of the hedging relationships.

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of December 31, 2013, Alcoa had 412,000 metric tons of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2014 to 2017.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of December 31, 2013, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018. In January 2012, interest rate swaps with a notional amount of $315 expired in conjunction with the repayment of 6% Notes, due 2012 (see Note K).

In 2011, Alcoa terminated interest rate swaps with a notional amount of $550 in conjunction with the early retirement of the related debt. At the time of termination, the swaps were “in-the-money” resulting in a gain of $33, which was recorded in Interest expense on the accompanying Statement of Consolidated Operations.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*			Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Aluminum contracts	$158	$(10)	$72	Sales	$(16)	$36	$(114)	Other income, net	$(1)	$(1)	$2
Energy contracts	1	-	(3)	Cost of goods sold	-	-	(8)	Other income, net	-	-	-
Foreign exchange contracts	-	-	1	Sales	(2)	-	4	Other income, net	-	-	-
Interest rate contracts	-	-	(2)	Interest expense	(1)	(2)	-	Other income, net	-	-	-
Interest rate contracts	3	(2)	(5)	Other income, net	-	-	(3)	Other income, net	-	-	-
Total	$162	$(12)	$63		$(19)	$34	$(121)		$(1)	$(1)	$2
*	Assuming market rates remain constant with the rates at December 31, 2013, a loss of $13 is expected to be recognized in earnings over the next 12 months.

**	In 2013, 2012, and 2011, the amount of gain or (loss) recognized in earnings represents $(1), $(1), and $3, respectively, related to the amount excluded from the assessment of hedge effectiveness. There was also $(1) recognized in earnings related to the ineffective portion of the hedging relationships in 2011. In 2013 and 2012, there was no ineffectiveness related to the derivatives in cash flow hedging relationships.

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

Also, Alcoa has a contract to hedge the anticipated power requirements at its Portland smelter in Australia. This derivative hedges forecasted power purchases through December 2036. Prior to 2013, Alcoa had a similar contract for its Point Henry smelter in Australia but elected to terminate it under the terms of the contract (see additional information in description of Level 3 derivative contracts above).

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of December 31, 2013, 2012 or 2011. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2014.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

December 31,	2013	2012
Aluminum contracts (000 metric tons)	841	1,120
Energy contracts:
Electricity (megawatt hours)	59,409,328	100,578,295
Natural gas (million British thermal units)	19,980,000	19,160,000
Foreign exchange contracts	$335	$71

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		2013	2012	2011
Aluminum contracts	Sales	$(9)	$-	$(13)
Aluminum contracts	Other income, net	27	16	13
Embedded credit derivative	Other income, net	8	(3)	(5)
Energy contract	Other income, net	-	-	47
Foreign exchange contracts	Other income, net	(6)	-	(3)
Total		$20	$13	$39

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

Alcoa has a forward contract to purchase $54 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. Also, in December 2013, Alcoa entered into a forward contract (matures on March 31, 2014) to purchase $231 (R$543) to mitigate the foreign currency risk associated with a potential future transaction denominated in Brazilian reais. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments. The carrying values and fair values of Alcoa’s other financial instruments were as follows:

December 31,	2013		2012
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,437	$1,437	$1,861	$1,861
Restricted cash	18	18	189	189
Noncurrent receivables	19	19	20	20
Available-for-sale securities	119	119	67	67
Short-term borrowings	57	57	53	53
Commercial paper	-	-	-	-
Long-term debt due within one year	655	1,040	465	477
Long-term debt, less amount due within one year	7,607	7,863	8,311	9,028

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

Long-term debt due within one year and Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

Y. Subsequent Events

Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.

In January 2014, Alcoa resolved a legal matter that existed as of December 31, 2013 (see Government Investigations under Litigation in Note N).

Also in January 2014, management approved the permanent shutdown and demolition of the remaining two potlines at the Massena East, N.Y. smelter. This decision was part of a review of smelting capacity initiated in May 2013 (see Note D). As a result of this decision, Alcoa expects to record restructuring-related charges between $90 and $110 ($60 to $70 after-tax, or $0.06 per diluted share) in the first quarter of 2014.

On February 4, 2014, the European Commission announced a decision related to their investigation of a prior tariff structure in Spain (see European Commission Matters in Note N).

Supplemental Financial Information (unaudited)

Quarterly Data

(in millions, except per-share amounts)

	First	Second	Third	Fourth*	Year
2013
Sales	$5,833	$5,849	$5,765	$5,585	$23,032
Net income (loss) attributable to Alcoa common shareholders	$149	$(119)	$24	$(2,339)	$(2,285)

Earnings per share attributable to Alcoa common shareholders**:
Basic	$0.14	$(0.11)	$0.02	$(2.19)	$(2.14)
Diluted	$0.13	$(0.11)	$0.02	$(2.19)	$(2.14)
2012
Sales	$6,006	$5,963	$5,833	$5,898	$23,700
Net income (loss) attributable to Alcoa common shareholders	$94	$(2)	$(143)	$242	$191

Earnings per share attributable to Alcoa common shareholders**:
Basic	$0.09	$-	$(0.13)	$0.23	$0.18
Diluted	$0.09	$-	$(0.13)	$0.21	$0.18
*	In the fourth quarter of 2013, Alcoa recorded a $1,731 ($1,719 after noncontrolling interest) impairment of goodwill (see Goodwill and Other Intangible Assets in Note A and Note E), a $372 discrete income tax charge for valuation allowances on certain deferred tax assets in Spain and the U.S. (see Note T), and a $288 ($243 after-tax and noncontrolling interest) charge related to a legal matter (see Note C and Government Investigations under Litigation in Note N).

**	Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 83.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page 84.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Item 1—Election of Directors—Nominating Board Candidates—Procedures and Director Qualifications” and “Corporate Governance—Committees of the Board—Audit Committee” of the Proxy Statement and is incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about Alcoa’s common stock that could be issued under the company’s equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	61,240,761	[1]	$10.78	57,626,410	[2]
Equity compensation plans not approved by security holders	0		0	0
Total	61,240,761	[1]	$10.78	57,626,410	[2]

[1]

Includes the 2013 Alcoa Stock Incentive Plan (approved by shareholders in May 2013) (2013 ASIP), 2009 Alcoa Stock Incentive Plan (approved by shareholders in May 2009) (2009 ASIP), 2004 Alcoa Stock Incentive Plan (approved by shareholders in April 2004) (2004 ASIP) and the former Alcoa Long Term Stock Incentive Plan (last approved by shareholders in 1992 and amendments thereto approved by shareholders in 1995). Table amounts are comprised of the following:

•	40,133,122 stock options

•	5,208,484 performance options

•	10,437,590 restricted share units

•	5,461,565 performance share awards (2,271,710 granted in 2013 at target)

[2]

The 2013 ASIP authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, restricted shares, restricted share units, performance awards and other awards. The shares that remain available for issuance under the 2013 ASIP may be issued in connection with any one of these awards. Up to 55 million shares may be issued under the plan. Any award other than an option or a stock appreciation right shall count as 2.33 shares. Options and stock appreciation rights shall be counted as one share for each option or stock appreciation right. In addition, the 2013 ASIP provides the following are available to grant under the 2013 ASIP: (i) shares that are issued under the 2013 ASIP, which are subsequently forfeited, cancelled or expire in accordance with the terms of the award and (ii) shares that had previously been issued under prior plans that are outstanding as of the date of the 2013 ASIP which are subsequently forfeited, cancelled or expire in accordance with the terms of the award.

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

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the captions “Item 2—Ratification of the Appointment of the Independent Registered Public Accounting Firm—Report of the Audit Committee” and “Audit and Non-Audit Fees” of the Proxy Statement and in Attachment A (Pre-Approval Policies and Procedures for Audit and Non-Audit Services) thereto and is incorporated by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1) The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 83 through 162 of this report.

(2) Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

Exhibit Number	Description*
3(a).	Articles of the Registrant as amended effective May 6, 2013, incorporated by reference to exhibit 3(a) to the Company’s Current Report on Form 8-K dated May 8, 2013.

3(b).	By-Laws of the Registrant, as amended effective January 17, 2014, incorporated by reference to exhibit 3 to the Company’s Current Report on Form 8-K dated January 23, 2014.

4(a).	Articles. See Exhibit 3(a) above.

4(b).	By-Laws. See Exhibit 3(b) above.

4(c).	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4(c)(1).	First Supplemental Indenture, dated as of January 25, 2007, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to exhibit 99.4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 25, 2007.

4(c)(2).	Second Supplemental Indenture, dated as of July 15, 2008, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4(c) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated July 15, 2008.

4(c)(3).	Third Supplemental Indenture, dated as of March 24, 2009, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 24, 2009.

4(d).	Form of 5.55% Notes Due 2017, incorporated by reference to exhibit 4(d) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

4(e).	Form of 5.90% Notes Due 2027, incorporated by reference to exhibit 4(d) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

4(f).	Form of 5.95% Notes Due 2037, incorporated by reference to exhibit 4(d) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

4(g).	Form of 6.75% Notes Due 2018, incorporated by reference to exhibit 4(b) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated July 15, 2008.

4(h).	Form of 5.25% Convertible Notes due 2014, incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2009.

4(i).	Form of 6.150% Notes due 2020, incorporated by reference to exhibit 4 to the Company’s Current Report on Form 8-K dated August 3, 2010.

4(j).	Form of 5.40% Notes due 2021, incorporated by reference to exhibit 4 to the Company’s Current Report on Form 8-K, dated April 21, 2011.

4(k).	Alcoa Retirement Savings Plan for Fastener Systems Employees, incorporated by reference to exhibit 4(e) to the Company’s Form S-8 Registration Statement dated July 27, 2012.

4(l).	Alcoa Retirement Savings Plan for Bargaining Employees, incorporated by reference to exhibit 4(d) to the Company’s Form S-8 Registration Statement dated July 27, 2012.

4(m).	Alcoa Retirement Savings Plan for Salaried Employees, incorporated by reference to exhibit 4(c) to the Company’s Form S-8 Registration Statement dated July 27, 2012.

4(n).	Alcoa Retirement Savings Plan for Hourly Non-Bargaining Employees, incorporated by reference to exhibit 4(c) to the Company’s Post-Effective Amendment No. 6 to Form S-8 Registration Statement dated November 30, 2010.

10(a).	Alcoa’s Summary of the Key Terms of the AWAC Agreements, incorporated by reference to exhibit 99.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(b).	Charter of the Strategic Council executed December 21, 1994, incorporated by reference to exhibit 99.3 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(c).	Amended and Restated Limited Liability Company Agreement of Alcoa Alumina & Chemicals, L.L.C. dated as of December 31, 1994, incorporated by reference to exhibit 99.4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(d).	Shareholders Agreement dated May 10, 1996 between Alcoa International Holdings Company and WMC Limited, incorporated by reference to exhibit 99.5 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(e).	Side Letter of May 16, 1995 clarifying transfer restrictions, incorporated by reference to exhibit 99.6 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 28, 2001.

10(f).	Enterprise Funding Agreement, dated September 18, 2006, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2006.

10(f)(1).	Amendments to Enterprise Funding Agreement, effective January 25, 2008, between Alcoa Inc., certain of its affiliates and Alumina Limited, incorporated by reference to exhibit 10(f)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(g).	Five-Year Revolving Credit Agreement, dated as of July 25, 2011, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to exhibit 10 to the Company’s Current Report on Form 8-K dated July 28, 2011.

10(g)(1).	Extension Request, dated as of November 28, 2012, to Five-Year Revolving Credit Agreement by Alcoa Inc. to Citibank, N.A., as Administrative Agent, and Consents to Extension Request executed by the Lenders listed therein, incorporated by reference to exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(h).	Aluminum Project Framework Shareholders’ Agreement, dated December 20, 2009, between Alcoa Inc. and Saudi Arabian Mining Company (Ma’aden), incorporated by reference to exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(h)(1).	First Supplemental Agreement, dated March 30, 2010, to the Aluminium Project Framework Shareholders Agreement, dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc., incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(i).	Closing Memorandum, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(i)(1).	Parent Guarantee, dated December 20, 2009, between Abdullah Abunayyan Trading Corp. and Alcoa Inc., incorporated by reference to exhibit 10(j)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(i)(2).	Parent Guarantee, dated December 20, 2009, between Alcoa Inc. and Aluminum Financing Limited, incorporated by reference to exhibit 10(j)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(j).	Purchase Agreement, dated March 30, 2010, between Alcoa Inc., Aluminum Financing Limited, and Abdullah Abunayyan Trading Corp., incorporated by reference to exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(k).	Settlement Agreement, dated as of October 9, 2012, by and between Aluminium Bahrain B.S.C., Alcoa Inc., Alcoa World Alumina LLC, and William Rice, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10(l).	Plea Agreement dated January 8, 2014, between the United States of America and Alcoa World Alumina LLC.

10(m).	Offer of Settlement of Alcoa Inc. before the Securities and Exchange Commission dated December 27, 2013.

10(n).	Securities and Exchange Commission Order dated January 9, 2014.

10(o).	Employees’ Excess Benefits Plan, Plan A, incorporated by reference to exhibit 10(b) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1980.

10(o)(1).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2000, incorporated by reference to exhibit 10(b)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10(o)(2).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective January 1, 2002, incorporated by reference to exhibit 10(j)(2) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2002.

10(o)(3).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 31, 2007, incorporated by reference to exhibit 10(j)(3) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(o)(4).	Amendments to Employees’ Excess Benefits Plan, Plan A, effective December 29, 2008, incorporated by reference to exhibit 10(j)(4) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(o)(5).	Amendment to Employees’ Excess Benefits Plan A, effective December 18, 2009, incorporated by reference to exhibit 10(m)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(o)(6).	Amendment to Employees’ Excess Benefits Plan A, effective January 1, 2011, incorporated by reference to exhibit 10(n)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(o)(7).	Amendments to Employees’ Excess Benefits Plan A, effective January 1, 2012, incorporated by reference to exhibit 10(l)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(p).	Alcoa Internal Revenue Code Section 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Attachment D to the Company’s Definitive Proxy Statement on Form DEF 14A, filed March 7, 2011.

10(q).	2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(q)(1).	Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(q)(2).	Amendment to Incentive Compensation Plan of Alcoa Inc., effective December 18, 2009, incorporated by reference to exhibit 10(n)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(r).	Employees’ Excess Benefits Plan, Plan C, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(l) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(r)(1).	Amendments to Employees’ Excess Benefits Plan, Plan C, effective December 29, 2008, incorporated by reference to exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(r)(2).	Amendment to Employees’ Excess Benefits Plan C, effective December 18, 2009, incorporated by reference to exhibit 10(o)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(r)(3).	Amendment to Employees’ Excess Benefits Plan C, effective January 1, 2011, incorporated by reference to exhibit 10(p)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(r)(4).	Amendments to Employees’ Excess Benefits Plan C, effective January 1, 2012, incorporated by reference to exhibit 10(o)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(s).	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10(t).	Restricted Stock Plan for Non-Employee Directors, as amended effective March 10, 1995, incorporated by reference to exhibit 10(h) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(t)(1).	Amendment to Restricted Stock Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(h)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(u).	Description of Changes to Non-Employee Director Compensation and Stock Ownership Guidelines, effective January 1, 2011, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10(v).	Summary of 2013 Non-Employee Director Compensation and Stock Ownership Guidelines, incorporated by reference to exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(w).	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(w)(1).	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(w)(2).	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(x).	Deferred Compensation Plan, as amended effective October 30, 1992, incorporated by reference to exhibit 10(k) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1992.

10(x)(1).	Amendments to Deferred Compensation Plan, effective January 1, 1993, February 1, 1994 and January 1, 1995, incorporated by reference to exhibit 10(j)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1994.

10(x)(2).	Amendment to Deferred Compensation Plan, effective June 1, 1995, incorporated by reference to exhibit 10(j)(2) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(x)(3).	Amendment to Deferred Compensation Plan, effective November 1, 1998, incorporated by reference to exhibit 10(j)(3) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(x)(4).	Amendments to Deferred Compensation Plan, effective January 1, 1999, incorporated by reference to exhibit 10(j)(4) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1999.

10(x)(5).	Amendments to Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to exhibit 10(j)(5) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2000.

10(x)(6).	Amendments to Deferred Compensation Plan, effective January 1, 2005, incorporated by reference to exhibit 10(q)(6) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(x)(7).	Amendments to Deferred Compensation Plan, effective November 1, 2007 incorporated by reference to exhibit 10(p)(7) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(x)(8).	Amendments to Deferred Compensation Plan, effective December 29, 2008, incorporated by reference to exhibit 10(p)(8) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(x)(9).	Amendment to Deferred Compensation Plan, effective April 1, 2009, incorporated by reference to exhibit 10(s)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(x)(10).	Amendment to Deferred Compensation Plan, effective December 18, 2009, incorporated by reference to exhibit 10(s)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(x)(11).	Amendment to Deferred Compensation Plan, effective January 1, 2011, incorporated by reference to exhibit 10(u)(11) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(x)(12).	Amendment to the Amendment dated as of December 30, 2010 to Deferred Compensation Plan, effective January 1, 2011, incorporated by reference to exhibit 10(t)(12) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(x)(13).	Amendment to Deferred Compensation Plan, effective January 1, 2013, incorporated by reference to exhibit 10(t)(13) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(y).	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(z).	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(aa).	Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.

10(bb).	2004 Alcoa Stock Incentive Plan, as amended through November 11, 2005, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(cc).	2009 Alcoa Stock Incentive Plan, incorporated by reference to Attachment C to the Company’s Definitive Proxy Statement on Form DEF 14A filed March 16, 2009.

10(cc)(1).	Amended and Restated 2009 Alcoa Stock Incentive Plan, dated February 15, 2011, incorporated by reference to exhibit 10(z)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(dd).	Terms and Conditions for Special Retention Awards under the 2009 Alcoa Stock Incentive Plan, effective January 1, 2010, incorporated by reference to exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10(ee).	Alcoa Supplemental Pension Plan for Senior Executives, as amended and restated effective December 31, 2007, incorporated by reference to exhibit 10(u) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(ee)(1).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 29, 2008, incorporated by reference to exhibit 10(u)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(ee)(2).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 16, 2009, incorporated by reference to exhibit 10(y)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(ee)(3).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective December 18, 2009, incorporated by reference to exhibit 10(y)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(ee)(4).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2011, incorporated by reference to exhibit 10(bb)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(ee)(5).	Amendments to Alcoa Supplemental Pension Plan for Senior Executives, effective January 1, 2012, incorporated by reference to exhibit 10(aa)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(ff).	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1998.

10(gg).	Alcoa Inc. Change in Control Severance Plan, as amended and restated effective November 8, 2007, incorporated by reference to exhibit 10(x) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(gg)(1).	Amendment to Alcoa Inc. Change in Control Severance Plan, effective December 16, 2009, incorporated by reference to exhibit 10(bb)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(hh).	Form of Agreement for Stock Option Awards, effective January 1, 2004, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ii).	Form of Agreement for Stock Awards, effective January 1, 2004, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(jj).	Form of Agreement for Performance Share Awards, effective January 1, 2004, incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(kk).	Stock Option Award Rules, revised January 1, 2004, incorporated by reference to exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(ll).	Stock Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(mm).	Performance Share Awards Rules, effective January 1, 2004, incorporated by reference to exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(nn).	2005 Deferred Fee Plan for Directors, as amended, effective January 17, 2013, incorporated by reference to exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(oo).	Global Pension Plan, effective January 1, 1998, incorporated by reference to exhibit 10(jj) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10(oo)(1).	Amendments to Global Pension Plan, incorporated by reference to exhibit 10(jj)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2004.

10(oo)(2).	Amendments to Global Pension Plan, effective January 1, 2005, incorporated by reference to exhibit 10(gg)(2) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(oo)(3).	Amendments to Global Pension Plan, effective December 1, 2005, incorporated by reference to exhibit 10(gg)(3) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(oo)(4).	Amendments to Global Pension Plan, effective December 29, 2008, incorporated by reference to exhibit 10(ff)(4) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(oo)(5).	Amendments to Global Pension Plan, effective July 1, 2009, incorporated by reference to exhibit 10(jj)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(oo)(6).	Amendments to Global Pension Plan, effective December 18, 2009, incorporated by reference to exhibit 10(jj)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(oo)(7).	Amendment to Global Pension Plan, effective January 1, 2011, incorporated by reference to exhibit 10(mm)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(oo)(8).	Amendment to Global Pension Plan, effective January 1, 2011, incorporated by reference to exhibit 10(kk)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(pp).	Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(gg) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(pp)(1).	Form of Executive Severance Agreement between the Company and new officers entered into after July 22, 2010, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10(qq).	Form of Award Agreement for Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(rr).	Form of Award Agreement for Stock Awards, effective January 1, 2006, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(ss).	Form of Award Agreement for Performance Share Awards, effective January 1, 2006, incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(tt).	Form of Award Agreement for Performance Stock Options, effective January 1, 2006, incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(uu).	Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2009.

10(vv).	Terms and Conditions for Stock Options, effective January 1, 2011, incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(ww).	Form of Award Agreement for Restricted Share Units, effective May 8, 2009, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2009.

10(xx).	Terms and Conditions for Restricted Share Units, effective January 1, 2011, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(yy).	Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(zz).	Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, as amended through December 31, 2005, incorporated by reference to exhibit 10(rr) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(zz)(1).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective December 18, 2009, incorporated by reference to exhibit 10(tt)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(zz)(2).	Amendments to the Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective January 1, 2012, incorporated by reference to exhibit 10(xx)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10(aaa).	Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(bbb).	Form of Special Retention Stock Award Agreement, effective July 14, 2006, incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(ccc).	Omnibus Amendment to Rules and Terms and Conditions of all Awards under the 2004 Alcoa Stock Incentive Plan, effective January 1, 2007, incorporated by reference to exhibit 10(tt) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(ddd).	Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2007.

10(eee).	Employment Offer Letter, dated April 2, 2012, between Alcoa Inc. and Audrey Strauss, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10(fff).	Director Plan: You Make a Difference Award, incorporated by reference to exhibit 10(uu) to the Company’s Annual Report on Form 10-K (Commission on file number 1-3610) for the year ended December 31, 2008.

10(ggg).	Form of Award Agreement for Stock Options, effective January 1, 2010, incorporated by reference to exhibit 10(ddd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10(hhh).	2013 Alcoa Stock Incentive Plan, incorporated by reference to exhibit 10(a) to the Company’s Current Report on Form 8-K dated May 8, 2013.

10(iii).	Alcoa Inc. Terms and Conditions for Stock Option Awards, effective May 3, 2013, incorporated by reference to exhibit 10(b) to the Company’s Current Report on Form 8-K dated May 8, 2013.

10(jjj).	Alcoa Inc. Terms and Conditions for Restricted Share Units, effective May 3, 2013, incorporated by reference to exhibit 10(c) to the Company’s Current Report on Form 8-K dated May 8, 2013.

10(kkk).	Terms and Conditions (Australian Addendum) 2013 Alcoa Stock Incentive Plan, effective May 3, 2013, incorporated by reference to exhibit 10(d) to the Company’s Current Report on Form 8-K dated May 8, 2013.

10(lll).	Letter Agreement, dated July 23, 2013, between Alcoa Inc. and Nicholas J. Ashooh, incorporated by reference to exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10(mmm).	Retention Agreement, dated October 4, 2013, between Alcoa Inc. and Graeme Bottger.

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

24.	Power of Attorney for certain directors.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.	Mine Safety Disclosure.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibit Nos. 10(o) through 10(mmm) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

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

ALCOA INC.

February 13, 2014	By	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller (Also signing as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Kleinfeld Klaus Kleinfeld	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	February 13, 2014

/s/ William F. Oplinger William F. Oplinger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2014

Arthur D. Collins, Jr., Kathryn S. Fuller, Judith M. Gueron, Michael G. Morris, E. Stanley O’Neal, James W. Owens, Patricia F. Russo, Sir Martin Sorrell, Ratan N. Tata and Ernesto Zedillo, each as a Director, on February 13, 2014, by Robert S. Collins, their Attorney-in-Fact.*

*By	/s/ Robert S. Collins
Robert S. Collins Attorney-in-Fact