Form 10-Q
period 2014-03-31
ALCOA INC
filed 2014-04-24
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 18, 2014, 1,172,283,627 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2014	2013

Sales (I)	$5,454	$5,833

Cost of goods sold (exclusive of expenses below)	4,495	4,847
Selling, general administrative, and other expenses	236	251
Research and development expenses	51	45
Provision for depreciation, depletion, and amortization	340	361
Restructuring and other charges (D)	461	7
Interest expense	120	115
Other expenses (income), net (H)	25	(27)

Total costs and expenses	5,728	5,599

(Loss) income before income taxes	(274)	234
(Benefit) provision for income taxes (K)	(77)	64

Net (loss) income	(197)	170

Less: Net (loss) income attributable to noncontrolling interests	(19)	21

NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA	$(178)	$149

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (J):
Basic	$(0.16)	$0.14

Diluted	$(0.16)	$0.13

Dividends paid per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2014	2013	2014	2013	2014	2013

Net (loss) income	$(178)	$149	$(19)	$21	$(197)	$170

Other comprehensive income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	77	95	—	1	77	96
Foreign currency translation adjustments	249	(116)	87	16	336	(100)
Net change in unrealized gains on available-for-sale securities	—	1	—	—	—	1
Net change in unrecognized losses on derivatives	32	113	2	2	34	115

Total Other comprehensive income, net of tax	358	93	89	19	447	112

Comprehensive income	$180	$242	$70	$40	$250	$282

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$665	$1,437
Receivables from customers, less allowances of $21 in 2014 and $20 in 2013 (L)	1,379	1,221
Other receivables (L)	662	597
Inventories (E)	3,067	2,705
Prepaid expenses and other current assets	992	1,009

Total current assets	6,765	6,969

Properties, plants, and equipment	37,405	36,866
Less: accumulated depreciation, depletion, and amortization	19,792	19,227

Properties, plants, and equipment, net	17,613	17,639

Goodwill	3,423	3,415
Investments	1,949	1,907
Deferred income taxes	3,209	3,184
Other noncurrent assets	2,646	2,628

Total assets	$35,605	$35,742

LIABILITIES
Current liabilities:
Short-term borrowings (F)	$53	$57
Accounts payable, trade	2,853	2,960
Accrued compensation and retirement costs	879	1,013
Taxes, including income taxes	310	376
Other current liabilities	1,087	1,044
Long-term debt due within one year (F)	85	655

Total current liabilities	5,267	6,105

Long-term debt, less amount due within one year	7,609	7,607
Accrued pension benefits	3,082	3,183
Accrued other postretirement benefits	2,333	2,354
Other noncurrent liabilities and deferred credits	2,940	2,971

Total liabilities	21,231	22,220

CONTINGENCIES AND COMMITMENTS (G)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (F)	1,267	1,178
Additional capital (F)	7,704	7,509
Retained earnings	9,061	9,272
Treasury stock, at cost	(3,395)	(3,762)
Accumulated other comprehensive loss (C)	(3,301)	(3,659)

Total Alcoa shareholders’ equity	11,391	10,593

Noncontrolling interests	2,983	2,929

Total equity	14,374	13,522

Total liabilities and equity	$35,605	$35,742

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2014	2013
CASH FROM OPERATIONS
Net (loss) income	$(197)	$170
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	340	361
Deferred income taxes	(18)	(13)
Equity income, net of dividends	35	13
Restructuring and other charges (C)	461	7
Net gain from investing activities – asset sales (G)	(27)	(5)
Stock-based compensation	25	23
Excess tax benefits from stock-based payment arrangements	(1)	—
Other	44	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(255)	(321)
(Increase) in inventories	(302)	(182)
Decrease in prepaid expenses and other current assets	13	25
(Decrease) increase in accounts payable, trade	(130)	180
(Decrease) in accrued expenses	(381)	(372)
(Decrease) increase in taxes, including income taxes	(120)	61
Pension contributions	(91)	(83)
(Increase) in noncurrent assets	—	(26)
Increase in noncurrent liabilities	53	92

CASH USED FOR OPERATIONS	(551)	(70)

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	(4)	—
Net change in commercial paper	—	104
Additions to debt (original maturities greater than three months) (E)	621	625
Payments on debt (original maturities greater than three months) (E)	(631)	(639)
Proceeds from exercise of employee stock options	71	—
Excess tax benefits from stock-based payment arrangements	1	—
Dividends paid to shareholders	(33)	(33)
Distributions to noncontrolling interests	(35)	(25)
Contributions from noncontrolling interests	20	15

CASH PROVIDED FROM FINANCING ACTIVITIES	10	47

INVESTING ACTIVITIES
Capital expenditures	(209)	(235)
Proceeds from the sale of assets and businesses	—	2
Additions to investments	(62)	(121)
Sales of investments	30	—
Net change in restricted cash	(7)	59
Other	8	10

CASH USED FOR INVESTING ACTIVITIES	(240)	(285)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9	2

Net change in cash and cash equivalents	(772)	(306)
Cash and cash equivalents at beginning of year	1,437	1,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$665	$1,555

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2012	$55	$1,178	$7,560	$11,689	$(3,881)	$(3,402)	$3,324	$16,523
Net income	—	—	—	149	—	—	21	170
Other comprehensive income	—	—	—	—	—	93	19	112
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	(75)	—	65	—	—	(10)
Distributions	—	—	—	—	—	—	(25)	(25)
Contributions	—	—	—	—	—	—	15	15
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2013	$55	$1,178	$7,508	$11,805	$(3,816)	$(3,309)	$3,353	$16,774

Balance at December 31, 2013	$55	$1,178	$7,509	$9,272	$(3,762)	$(3,659)	$2,929	$13,522
Net loss	—	—	—	(178)	—	—	(19)	(197)
Other comprehensive income	—	—	—	—	—	358	89	447
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	(316)	—	367	—	—	51
Issuance of common stock (F)	—	89	486	—	—	—	—	575
Distributions	—	—	—	—	—	—	(35)	(35)
Contributions	—	—	—	—	—	—	20	20
Other	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2014	$55	$1,267	$7,704	$9,061	$(3,395)	$(3,301)	$2,983	$14,374

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2013 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes all disclosures required by GAAP.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2014, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. The adoption of these changes had no impact on the Consolidated Financial Statements, as Alcoa does not currently have any such arrangements.

On January 1, 2014, Alcoa adopted changes issued by the FASB to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The adoption of these changes had no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Alcoa initiates any of the transactions described above.

On January 1, 2014, Alcoa adopted changes issued by the FASB to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The adoption of these changes did not result in a significant impact on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive (loss) income for both Alcoa’s shareholders and noncontrolling interests:

	Alcoa		Noncontrolling Interests
	First quarter ended March 31,		First quarter ended March 31,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(3,532)	$(4,063)	$(51)	$(77)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	17	11	—	—
Tax expense	(3)	(3)	—	—

Total Other comprehensive income before reclassifications, net of tax	14	8	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	98	132	1	1
Tax expense(2)	(35)	(45)	(1)	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	63	87	—	1

Total Other comprehensive income	77	95	—	1

Balance at end of period	$(3,455)	$(3,968)	$(51)	$(76)

Foreign currency translation
Balance at beginning of period	$179	$1,147	$(110)	$257
Other comprehensive income (loss)(3)	249	(116)	87	16

Balance at end of period	$428	$1,031	$(23)	$273

Available-for-sale securities
Balance at beginning of period	$2	$3	$—	$—
Other comprehensive income(4)	—	1	—	—

Balance at end of period	$2	$4	$—	$—

Cash flow hedges (N)
Balance at beginning of period	$(308)	$(489)	$(2)	$(5)
Other comprehensive income:
Net change from periodic revaluations	36	136	3	3
Tax expense	(8)	(29)	(1)	(1)

Total Other comprehensive income before reclassifications, net of tax	28	107	2	2

Net amount reclassified to earnings:
Aluminum contracts(5)	5	7	—	—

Sub-total	5	7	—	—
Tax expense(2)	(1)	(1)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	4	6	—	—

Total Other comprehensive income	32	113	2	2

Balance at end of period	$(276)	$(376)	$—	$(3)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)	These amounts were included in (Benefit) provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 5.

D. Restructuring and Other Charges – In the first quarter of 2014, Alcoa recorded Restructuring and other charges of $461 ($274 after-tax and noncontrolling interests), which were comprised of the following components: $336 ($189 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $70 ($46 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $13 ($8 after-tax) for layoff costs, including the separation of approximately 170 employees (110 in the Engineered Products and Solutions segment and 60 in Corporate); $15 ($9 after-tax) of charges for other miscellaneous items; and $6 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2014 first quarter, management approved the permanent shutdown and demolition of the remaining capacity (84,000 metric-tons-per-year) at the Massena East smelter in New York and the full capacity (190,000 metric-tons-per-year) at the Point Henry smelter in Australia. The capacity at Massena East was fully shut down by the end of the first quarter of 2014 and the Point Henry smelter is expected to be shut down in August 2014. Demolition and remediation activities related to the Massena East and Point Henry smelters will begin in the second quarter of 2014 and second half of 2014, respectively, and are expected to be completed by the end of 2020 and 2018, respectively.

The decisions on the Massena East and Point Henry smelters are part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management in the 2013 second quarter for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter has no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62,000 metric-tons-per-year) at the Poços de Caldas smelter and additional capacity (85,000 metric-tons-per-year) at the São Luís smelter, both in Brazil. These curtailments are expected to be complete by the end of May 2014. As a result of these curtailments, production at the Poços de Caldas refinery will be reduced, which began near the end of the 2014 first quarter.

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills have a combined can sheet capacity of 200,000 metric-tons-per-year and will be closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin in 2015 and are expected to be completed by the end of 2018.

In the first quarter of 2014, costs related to the shutdown and curtailment actions included $133 for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); asset impairments of $91 representing the write-off of the remaining book value of all related properties, plants, and equipment; accelerated depreciation of $59 related to the three facilities in Australia as they continue to operate during 2014; and $123 in other exit costs. Additionally, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $34 ($20 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $123 represent $55 in asset retirement obligations and $38 in environmental remediation, both triggered by the decisions to permanently shut down and demolish the aforementioned structures in the U.S. and Australia, and $30 in supplier and customer contract-related costs. Additional charges of approximately $220 are expected to be recognized throughout 2014 related to these shutdown actions in Australia.

In the first quarter of 2013, Alcoa recorded Restructuring and other charges of $7 ($5 after-tax), which were comprised of the following components: $3 ($2 after-tax) for layoff costs, including a pension plan settlement charge related to previously separated employees (see Note M) and the voluntary separation of approximately 60 employees (Primary Metals segment), and a net charge of $4 ($3 after-tax) for other miscellaneous items.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2014	2013
Alumina	$7	$—
Primary Metals	331	—
Global Rolled Products	90	3
Engineered Products and Solutions	4	3

Segment total	432	6
Corporate	29	1

Total restructuring and other charges	$461	$7

As of March 31, 2014, approximately 15 of the 2,000 employees associated with 2014 restructuring programs and approximately 1,260 of the 1,660 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2014 and 2013 restructuring programs are expected to be completed by the end of 2014.

In the 2014 first quarter, cash payments of $1 and $24 were made against the layoff reserves related to the 2014 and 2013 restructuring programs, respectively.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2012	$59	$52	$111

2013:
Cash payments	(63)	(11)	(74)
Restructuring charges	201	85	286
Other*	(101)	(84)	(185)

Reserve balances at December 31, 2013	96	42	138

2014:
Cash payments	(29)	(3)	(32)
Restructuring charges	146	130	276
Other*	(5)	(129)	(134)

Reserve balances at March 31, 2014	$208	$40	$248

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2014 three-month period, Other for other exit costs also included a reclassification of the following restructuring charges: $55 in asset retirement and $42 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note G), respectively. In 2013, Other for layoff costs also included a reclassification of $92 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations. Also in 2013, Other for other exit costs also included a reclassification of the following restructuring charges: $58 in asset retirement and $12 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation, respectively.

The remaining reserves are expected to be paid in cash during 2014, with the exception of approximately $35 to $40, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special separation benefit payments.

E. Inventories

	March 31, 2014	December 31, 2013
Finished goods	$702	$578
Work-in-process	1,006	828
Bauxite and alumina	597	581
Purchased raw materials	528	474
Operating supplies	234	244

	$3,067	$2,705

At March 31, 2014 and December 31, 2013, the total amount of inventories valued on a last in, first out (LIFO) basis was 37% and 34%, respectively. If valued on an average-cost basis, total inventories would have been $701 and $691 higher at March 31, 2014 and December 31, 2013, respectively.

F. Debt – In the first quarter of 2014, holders of $575 principal amount of Alcoa’s 5.25% Convertible Notes due March 15, 2014 (the “Notes”) exercised their option to convert the Notes into 89 million shares of Alcoa common stock. The conversion rate for the Notes was 155.4908 shares of Alcoa’s common stock per $1,000 (in whole dollars) principal amount of notes, equivalent to a conversion price of $6.43 per share. The difference between the $575 principal amount of the Notes and the $89 par value of the issued shares increased Additional capital on the accompanying Consolidated Balance Sheet. This transaction was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a noncash financing activity.

At the end of 2013, Alcoa had ten revolving credit facilities (excluding Alcoa’s Five-Year Revolving Credit Facility), each with a different financial institution, providing a combined capacity of $1,190 and expiration dates ranging from February 2014 through December 2015. A credit facility ($150 capacity) that was due to expire in February 2014 was extended to March 2015 in the first quarter of 2014. Another credit facility ($150 capacity) expired in March 2014 (a new agreement with the same financial institution was entered into in April 2014). Also in the first quarter of 2014, Alcoa entered into an eleventh revolving credit agreement, providing a $50 credit facility with an expiration date of February 2016.

The purpose of any borrowings under all eleven arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all eleven arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Credit Facilities section of Note K to the Consolidated Financial Statements included in Alcoa’s 2013 Form 10-K).

During the first quarter of 2014, Alcoa borrowed and repaid $620 under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the borrowings during the first quarter of 2014 were 1.53% and 49 days, respectively.

G. Contingencies and Commitments

Contingencies

Litigation

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

On February 24, 2014, the Supreme Court denied plaintiffs’ petition. The Supreme Court’s refusal to hear the matter ends the substantive litigation and affirms Alcoa’s collectively bargained cap on the company’s contributions to union retiree medical costs. There remain certain attorney fee petitions at the trial court.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and now has been postponed until June 19, 2014. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount, and on October 17, 2013, the ECJ ordered Italy to so collect. On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013. Notwithstanding the payments made, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $218 (€159) to $417 (€303), remains the $218 (€159) recorded in 2009 (the U.S. dollar amount reflects the effects of foreign currency movements since 2009). Alcoa no longer has a reserve for this matter; instead, Alcoa has a noncurrent asset reflecting the excess of the total of the five payments made to the Italian Government over the reserve recorded in 2009. At March 31, 2014, the noncurrent asset was $126 (€91). The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

In June 2013, Alcoa decided to permanently shut down and demolish the Fusina smelter due to persistent uneconomical conditions.

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

Environmental Matters

Alcoa participates in environmental assessments and cleanups at more than 100 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated.

As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa’s remediation reserve balance was $565 and $509 at March 31, 2014 and December 31, 2013 (of which $73 and $48 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2014 first quarter, the remediation reserve was increased by $47 due to a charge of $38 related to the planned demolition of certain structures at the Massena East, NY and Point Henry and Yennora, Australia locations (see Note D) and a net charge of $9 associated with a number of other sites. Of the changes to the remediation reserve, $42 was recorded in Restructuring and other charges, including the aforementioned $38, while the remainder was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $6 in the 2014 first quarter. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2014 first quarter, the change in the reserve also reflects an increase of $15 due to a reclassification of amounts included in other reserves within Other noncurrent liabilities and deferred credits on Alcoa’s Consolidated Balance Sheet as of December 31, 2013.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena West, NY—Alcoa has an ongoing remediation project related to the Grasse River, which is adjacent to Alcoa’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision (ROD) issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2014, the reserve balance associated with this matter was $241. Alcoa is in the planning and design phase, which is expected to take approximately two to three years from mid-2013, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At March 31, 2014, the reserve balance associated with Sherwin was $34. Approximately half of the project funding is expected to be spent between 2014 and 2019. The remainder is not expected to be spent in the foreseeable future as it is dependent upon the operating life of the active waste disposal areas.

East St. Louis, IL—Alcoa has an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a ROD issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the Department of Justice lodged a consent decree on behalf of the EPA for Alcoa to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the Department of Justice. As a result, Alcoa began construction in March 2014; this project is expected to be completed by mid-2015. At March 31, 2014, the reserve balance associated with this matter was $24. The majority of the project funding is expected to be spent between 2014 and 2015.

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

In December 2009, Trasformazioni and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme. The agreement outlined an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 in 2009 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Trasformazioni submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve. In October 2013, the MOE approved the project submitted by Alcoa, resulting in no adjustment to the reserve.

In January 2014, in anticipation of Alcoa reaching a final administrative agreement with the MOE, Alcoa and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, Alcoa and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin in the second half of 2014 and continue through the end of 2015. Based on the final agreement with Ligestra, Alcoa’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period beginning in April 2014, and was previously fully reserved.

Separately, due to additional information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3 in 2009. In November 2011, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra nor the proposal to the MOE resulted in a change to the reserve for Portovesme. In November 2013, the MOE rejected the proposed soil remediation project and requested a revised project be submitted in the first quarter of 2014. In March 2014, Trasformazioni requested an extension of time to submit the revised project in the second quarter of 2014. It is possible that the revised project may result in a change to the existing reserve for Portovesme.

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

Other

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

The combined assessments total $333 (€242). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

Between 2000 and 2002, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In June 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At March 31, 2014, the assessment totaled $55 (R$125), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $886, including $54 in the 2014 first quarter, towards the $1,100 commitment. As of March 31, 2014 and December 31, 2013, the carrying value of Alcoa’s investment in this project was $967 and $951, respectively.

The smelting and rolling mill companies have project financing totaling $4,515, of which $1,133 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $121 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At March 31, 2014 and December 31, 2013, the combined fair value of the guarantees was $8 and $10, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the mining and refining company. Also, in January 2014, the mining and refining company entered into additional project financing totaling $240, of which $60 represents AWAC’s share. In conjunction with the financings, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $67 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At March 31, 2014 and December 31, 2013, the combined fair value of the guarantees was $3 and $4, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC.

Under the project financings for both the smelting and rolling mill companies and the mining and refining company, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia. This requirement would be effective only if at the time of the second downgrade in Alcoa’s credit ratings below investment grade, Alcoa’s equity investment was below 67% of its equity commitment in any of the three joint venture companies (a second downgrade in Alcoa’s credit ratings occurred on April 11, 2014). As of March 31, 2014, Alcoa has contributed more than 67% of its equity commitment in each of the three joint venture companies.

Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. One of these projects is known as Estreito, which reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,290 (R$5,170) and Alumínio’s share is approximately $580 (R$1,320). As of December 31, 2013, approximately $560 (R$1,270) of Alumínio’s commitment was expended on the project.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $31 (A$31) was made through March 31, 2014, including $2 (A$2) in the 2014 first quarter. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At March 31, 2014, Alcoa has an asset of $327 (A$355) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $460 (A$500) as of March 31, 2014.

H. Other Expenses (Income), Net

	First quarter ended March 31,
	2014	2013
Equity loss	$38	$12
Interest income	(4)	(4)
Foreign currency losses (gains), net	8	(6)
Net gain from asset sales	(27)	(5)
Net loss (gain) on mark-to-market derivative contracts (N)	5	(17)
Other, net	5	(7)

	$25	$(27)

I. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
First quarter ended March 31, 2014
Sales:
Third-party sales	$845	$1,424	$1,677	$1,443	$5,389
Intersegment sales	510	734	43	—	1,287

Total sales	$1,355	$2,158	$1,720	$1,443	$6,676

Profit and loss:
Equity loss	$(5)	$(28)	$(5)	$—	$(38)
Depreciation, depletion, and amortization	97	124	58	40	319
Income taxes	40	(11)	34	91	154
After-tax operating income (ATOI)	92	(15)	59	189	325
First quarter ended March 31, 2013
Sales:
Third-party sales	$826	$1,758	$1,779	$1,423	$5,786
Intersegment sales	595	727	51	—	1,373

Total sales	$1,421	$2,485	$1,830	$1,423	$7,159

Profit and loss:
Equity income (loss)	$1	$(9)	$(4)	$—	$(12)
Depreciation, depletion, and amortization	109	135	57	40	341
Income taxes	14	1	39	84	138
ATOI	58	39	81	173	351

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	First quarter ended March 31,
	2014	2013
Total segment ATOI	$325	$351
Unallocated amounts (net of tax):
Impact of LIFO	(7)	(2)
Interest expense	(78)	(75)
Noncontrolling interests	19	(21)
Corporate expense	(67)	(67)
Restructuring and other charges	(321)	(5)
Other	(49)	(32)

Consolidated net (loss) income attributable to Alcoa	$(178)	$149

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

J. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2014	2013
Net (loss) income attributable to Alcoa common shareholders	$(178)	$149
Less: preferred stock dividends declared	1	1

Net (loss) income available to Alcoa common shareholders – basic	(179)	148
Add: interest expense related to convertible notes	—	8

Net (loss) income available to Alcoa common shareholders – diluted	$(179)	$156

Average shares outstanding – basic	1,101	1,069
Effect of dilutive securities:
Stock options	—	3
Stock and performance awards	—	8
Convertible notes	—	89

Average shares outstanding – diluted	1,101	1,169

In the 2014 first quarter, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a net loss. As a result, 66 million share equivalents related to convertible notes (see below), 18 million stock awards, and 31 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient net income in the first quarter of 2014, 66 million, 10 million, and 5 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In the first quarter of 2014, holders of the convertible notes exercised their option to convert the notes into 89 million shares of Alcoa common stock (see Note F). As a result, these 89 million shares were outstanding for a portion of the 2014 first quarter equivalent to a weighted average of 23 million shares. The 23 million shares were included in both basic and diluted average shares outstanding for the first quarter of 2014. For the portion of the 2014 first quarter that the notes were still outstanding debt, a weighted average of the 89 million share equivalents (66 million) would have been included only in the diluted average shares outstanding if their effect was dilutive.

Options to purchase 10 million and 31 million shares of common stock at a weighted average exercise price of $14.53 and $12.20 per share were outstanding as of March 31, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

K. Income Taxes – The effective tax rate for the first quarter of 2014 and 2013 was 28.1% (benefit on a loss) and 27.4% (provision on income), respectively.

The rate for the 2014 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $56 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014), partially offset by the U.S. tax impact of deemed distributions from otherwise lower tax rate foreign jurisdictions.

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

L. Receivables – Alcoa has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $50 up to a maximum of $500 for receivables sold. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. Alcoa has received net cash funding of $310 ($698 in draws and $388 in repayments) since the program’s inception, including $100 in the 2014 first quarter. As of March 31, 2014, the deferred purchase price receivable was $315, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. The gross amount of receivables sold and total cash collected under this program since its inception was $12,064 and $11,439, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

M. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2014	2013	2014	2013
Service cost	$41	$51	$4	$4
Interest cost	160	152	29	28
Expected return on plan assets	(193)	(198)	—	—
Recognized net actuarial loss	97	123	3	9
Amortization of prior service cost (benefit)	4	5	(5)	(4)
Settlement*	—	2	—	—

Net periodic benefit cost	$109	$135	$31	$37

*	This amount was recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$2	$4
Aluminum contracts	3	10	9
Foreign exchange contracts	1	5	2
Interest rate contracts	2	6	9
Other noncurrent assets:
Aluminum contracts	3	24	16
Energy contracts	3	11	6
Interest rate contracts	2	25	23

Total derivatives designated as hedging instruments		$83	$69

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$133	$149
Other noncurrent assets:
Aluminum contracts	3	159	175

Total derivatives not designated as hedging instruments		$292	$324

Less margin held**:
Prepaid expenses and other current assets:
Interest rate contracts	2	$4	$3

Total Asset Derivatives		$371	$390

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$41	$45
Aluminum contracts	3	22	23
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	13	14
Aluminum contracts	3	362	387

Total derivatives designated as hedging instruments		$438	$469

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$5	$4
Embedded credit derivative	3	2	2
Foreign exchange contracts	1	4	3
Other noncurrent liabilities and deferred credits:
Embedded credit derivative	3	18	19

Total derivatives not designated as hedging instruments		$29	$28

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$21	$18
Foreign exchange contracts	1	2	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	4	—

Sub-total		$27	$18

Total Liability Derivatives		$440	$479

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross amounts recognized:
Aluminum contracts	$49	$40	$79	$81
Interest rate contracts	31	32	4	3

	$80	$72	$83	$84

Gross amounts offset:
Aluminum contracts*	$(47)	$(36)	$(47)	$(36)
Interest rate contracts**	(4)	(3)	(4)	(3)

	$(51)	$(39)	$(51)	$(39)

Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$2	$4	$32	$45
Interest rate contracts	27	29	—	—

	$29	$33	$32	$45

*	The amounts under Assets and Liabilities as of March 31, 2014 include $25 of margin posted with counterparties. The amounts under Assets and Liabilities as of December 31, 2013 include $18 of margin posted from counterparties.
**	The amounts under Assets and Liabilities as of March 31, 2014 and December 31, 2013 represent margin held from the counterparty.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	March 31, 2014	December 31, 2013
Assets:
Level 1	$7	$6
Level 2	31	32
Level 3	337	355
Margin held	(4)	(3)

Total	$371	$390

Liabilities:
Level 1	$63	$66
Level 2	—	—
Level 3	404	431
Margin posted	(27)	(18)

Total	$440	$479

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
First quarter ended March 31, 2014	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – January 1, 2014	$349	$6	$410	$21
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(5)	—
Cost of goods sold	(58)	—	—	—
Other expenses, net	(1)	—	—	(1)
Other comprehensive income	9	5	(21)	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Foreign currency translation	27	—	—	—

Closing balance – March 31, 2014	$326	$11	$384	$20

Change in unrealized gains or losses included in earnings for derivative contracts held at March 31, 2014:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other expenses, net	(1)	—	—	(1)

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $67 as of March 31, 2014. The unrealized loss related to aluminum contracts recognized as liabilities was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at March 31, 2014	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$—	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,705 per metric ton in 2014 to $2,066 per metric ton in 2018 Oil: $108 per barrel in 2014 to $93 per barrel in 2018
Aluminum contract	292	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,724 per metric ton in 2014 to $1,958 per metric ton in 2016 Foreign currency: A$1 = $0.92 in 2014 to $0.87 in 2016 CPI: 1982 base year of 100 and 232 in 2014 to 246 in 2016
Aluminum contract	34	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,806 per metric ton in 2014 to $2,143 per metric ton in 2019
Energy contracts	11	Discounted cash flow	Price of electricity beyond forward curve	$82 per megawatt hour in 2014 to $154 per megawatt hour in 2036
Liabilities:
Aluminum contracts	384	Discounted cash flow	Price of aluminum beyond forward curve	$2,401 per metric ton in 2023 to $2,554 per metric ton in 2027
Embedded credit derivative	20	Discounted cash flow	Credit spread between Alcoa and counterparty	0.57% to 1.88% (1.23% median)

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2014	2013
Aluminum contracts*	Sales	$(20)	$(71)
Interest rate contracts	Interest expense	3	3

Total		$(17)	$(68)

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		First quarter ended March 31,
		2014	2013
Aluminum contracts	Sales	$—	$71
Interest rate contracts	Interest expense	(3)	(3)

Total		$(3)	$68

*	In the first quarter ended March 31, 2014, the $20 loss recognized in earnings represents the ineffective portion of the hedging relationships.

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of March 31, 2014, Alcoa had 347,000 metric tons of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2014 to 2018.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of March 31, 2014, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018.

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*		Location of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	First quarter ended March 31,			First quarter ended March 31,			First quarter ended March 31,
	2014	2013		2014	2013		2014	2013
Aluminum contracts	$23	$104	Sales	$(4)	$(6)	Other expenses (income), net	$—	$—
Energy contracts	2	2	Cost of goods sold	—	—	Other expenses (income), net	—	—
Foreign exchange contracts	2	—	Sales	—	—	Other expenses (income), net	—	—
Interest rate contracts	—	—	Interest expense	—	—	Other expenses (income), net	—	—
Interest rate contracts	1	1	Other expenses (income), net	—	—	Other expenses (income), net	—	—

Total	$28	$107		$(4)	$(6)		$—	$—

*	Assuming market rates remain constant with the rates at March 31, 2014, a loss of $10 is expected to be recognized in earnings over the next 12 months.
**	For the first quarter ended March 31, 2014, there was no ineffectiveness related to the derivatives in cash flow hedging relationships. For the first quarter ended March 31, 2013, the amount of gain or (loss) recognized in earnings includes an insignificant amount related to the ineffective portion of the hedging relationships.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of March 31, 2014. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2015.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	March 31, 2014	December 31, 2013
Aluminum contracts (000 metric tons)	742	841
Energy contracts:
Electricity (megawatt hours)	59,409,328	59,409,328
Natural gas (million British thermal units)	20,440,000	19,980,000
Foreign exchange contracts	$308	$335

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		First quarter ended March 31,
		2014	2013
Aluminum contracts	Sales	$(5)	$(4)
Aluminum contracts	Other expenses (income), net	—	22
Embedded credit derivative	Other expenses (income), net	1	(2)
Foreign exchange contracts	Other expenses (income), net	(6)	(3)

Total		$(10)	$13

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

Alcoa has a forward contract to purchase $53 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in 2014. Also, in December 2013, Alcoa entered into a forward contract to purchase $231 (R$543) to mitigate the foreign currency risk associated with a potential future transaction denominated in Brazilian reais. This contract expired on March 31, 2014 and a loss of $4 was recognized in the 2014 first quarter. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$665	$665	$1,437	$1,437
Restricted cash	24	24	18	18
Noncurrent receivables	19	19	19	19
Available-for-sale securities	120	120	119	119
Short-term borrowings	53	53	57	57
Commercial paper	—	—	—	—
Long-term debt due within one year	85	85	655	1,040
Long-term debt, less amount due within one year	7,609	8,128	7,607	7,863

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

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2014, and the related statements of consolidated operations, consolidated comprehensive income, changes in consolidated equity, and consolidated cash flows for each of the three-month periods ended March 31, 2014 and 2013. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related statements of consolidated operations, consolidated comprehensive loss, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 13, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
April 24, 2014

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2014	2013
Sales	$5,454	$5,833
Net (loss) income attributable to Alcoa common shareholders	$(178)	$149
Diluted earnings per share attributable to Alcoa common shareholders	$(0.16)	$0.13
Shipments of alumina (kmt)	2,649	2,457
Shipments of aluminum products (kmt)	1,156	1,224
Alcoa’s average realized price per metric ton of primary aluminum	$2,205	$2,398

Net loss attributable to Alcoa was $178, or $0.16 per diluted share, in the 2014 first quarter compared with Net income attributable to Alcoa of $149, or $0.13 per share, in the 2013 first quarter. The decline in earnings of $327 was primarily the result of restructuring and other charges related to capacity reductions at four smelters and two rolling mills and lower realized prices for aluminum in the upstream and midstream businesses. These negative impacts were partially offset by net productivity improvements, net favorable foreign currency movements, and a favorable change in income taxes due to a change from pretax income to a pretax loss.

Sales for the 2014 first quarter declined $379, or 6%, compared to the same period in 2013. The decrease was mainly caused by lower primary aluminum volumes, including those related to curtailed and shutdown smelter capacity; unfavorable pricing and mix in the midstream segment; and a decline in realized prices for aluminum, driven by lower London Metal Exchange (LME) prices; slightly offset by higher volumes in the midstream and Alumina segments.

Cost of goods sold (COGS) as a percentage of Sales was 82.4% in the 2014 first quarter compared with 83.1% in the 2013 first quarter. The percentage was positively impacted by net productivity improvements across all segments and net favorable foreign currency movements due to a stronger U.S. dollar. These items were mostly offset by the previously mentioned realized price impacts and higher input costs, including those related to bauxite mining and labor.

Selling, general administrative, and other expenses (SG&A) decreased $15 in the 2014 first quarter compared to the corresponding period in 2013. The decline was primarily driven by lower expenses for professional and legal fees and contract services, partially offset by higher labor costs. SG&A as a percentage of Sales was unchanged at 4.3% both in the 2013 first quarter and the 2014 first quarter.

Restructuring and other charges in the 2014 first quarter were $461 ($274 after-tax and noncontrolling interests), which were comprised of the following components: $336 ($189 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $70 ($46 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $13 ($8 after-tax) for layoff costs, including the separation of approximately 170 employees (110 in the Engineered Products and Solutions segment and 60 in Corporate); $15 ($9 after-tax) of charges for other miscellaneous items; and $6 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2014 first quarter, management approved the permanent shutdown and demolition of the remaining capacity (84 kmt-per-year) at the Massena East smelter in New York and the full capacity (190 kmt-per-year) at the Point Henry smelter in Australia. The capacity at Massena East was fully shut down by the end of the first quarter of 2014 and the Point Henry smelter is expected to be shut down in August 2014. Demolition and remediation activities related to the Massena East and Point Henry smelters will begin in the second quarter of 2014 and second half of 2014, respectively, and are expected to be completed by the end of 2020 and 2018, respectively.

The decisions on the Massena East and Point Henry smelters are part of a 15-month review of 460 kmt of smelting capacity initiated by management in the 2013 second quarter for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter has no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter, both in Brazil. These curtailments are expected to be complete by the end of May 2014. As a result of these curtailments, production at the Poços de Caldas refinery will be reduced, which began near the end of the 2014 first quarter.

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills have a combined can sheet capacity of 200 kmt-per-year and will be closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin in 2015 and are expected to be completed by the end of 2018.

In the first quarter of 2014, costs related to the shutdown and curtailment actions included $133 for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); asset impairments of $91 representing the write-off of the remaining book value of all related properties, plants, and equipment; accelerated depreciation of $59 related to the three facilities in Australia as they continue to operate during 2014; and $123 in other exit costs. Additionally, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $34 ($20 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the Statement of Consolidated Operations. The other exit costs of $123 represent $55 in asset retirement obligations and $38 in environmental remediation, both triggered by the decisions to permanently shut down and demolish the aforementioned structures in the U.S. and Australia, and $30 in supplier and customer contract-related costs. Additional charges of approximately $220 are expected to be recognized throughout 2014 related to these shutdown actions in Australia.

Restructuring and other charges in the 2013 first quarter were $7 ($5 after-tax), which were comprised of the following components: $3 ($2 after-tax) for layoff costs, including a pension plan settlement charge related to previously separated employees and the voluntary separation of approximately 60 employees (Primary Metals segment), and a net charge of $4 ($3 after-tax) for other miscellaneous items.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2014	2013
Alumina	$7	$—
Primary Metals	331	—
Global Rolled Products	90	3
Engineered Products and Solutions	4	3

Segment total	432	6
Corporate	29	1

Total restructuring and other charges	$461	$7

As of March 31, 2014, approximately 15 of the 2,000 employees associated with 2014 restructuring programs and approximately 1,260 of the 1,660 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2014 and 2013 restructuring programs are expected to be completed by the end of 2014.

In the 2014 first quarter, cash payments of $1 and $24 were made against the layoff reserves related to the 2014 and 2013 restructuring programs, respectively.

Interest expense increased $5, or 4%, in the 2014 first quarter compared to the corresponding period in 2013. The increase was principally the result of lower capitalized interest ($13), partially offset by an 8% lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and the March 2014 extinguishment of $575 in 5.25% Convertible Notes.

Other expenses, net was $25 in the 2014 first quarter compared to Other income, net of $27 in the 2013 first quarter. The change was mainly the result of a higher equity loss related to Alcoa’s share of the joint venture in Saudi Arabia due to restart costs for one of the potlines that was previously shut down due to a period of instability, as well as normal smelter start-up costs, a net unfavorable change in mark-to-market derivative aluminum contracts ($22), net unfavorable foreign currency movements ($14), and a decrease in the cash surrender value of company-owned life insurance. These items were somewhat offset by a gain on the sale of a mining interest in Suriname ($28).

The effective tax rate for the first quarter of 2014 and 2013 was 28.1% (benefit on a loss) and 27.4% (provision on income), respectively.

The rate for the 2014 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $56 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014), partially offset by the U.S. tax impact of deemed distributions from otherwise lower tax rate foreign jurisdictions.

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

Net loss attributable to noncontrolling interests was $19 in the 2014 first quarter compared with Net income attributable to noncontrolling interests of $21 in the 2013 first quarter. The change of $40 was due to lower earnings of Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. The decline in AWAC’s earnings was mostly driven by restructuring and other charges associated with management’s decision to permanently shut down the Point Henry smelter in Australia (see Restructuring and other charges above and Primary Metals under Segment Information below).

Alcoa has a master collective bargaining labor agreement with the United Steelworkers. This agreement covers 10 locations and approximately 6,100 employees in the United States and expires on May 15, 2014. Negotiations are underway to reach terms on a new long-term agreement. Management is currently undertaking business continuity actions in the event any disruption should occur. The costs of such business continuity preparation will negatively impact results in the second quarter of 2014.

Segment Information

Alumina

	First quarter ended March 31,
	2014	2013
Alumina production (kmt)	4,172	3,994
Third-party alumina shipments (kmt)	2,649	2,457

Alcoa’s average realized price per metric ton of alumina	$314	$331
Alcoa’s average cost per metric ton of alumina*	$278	$306

Third-party sales	$845	$826
Intersegment sales	510	595

Total sales	$1,355	$1,421

ATOI	$92	$58

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production increased 4% in the 2014 first quarter compared with the corresponding period in 2013. The improvement in the 2014 first quarter was due to higher production at every refinery in the global system, except for Poços de Caldas (Brazil), as a result of higher third-party demand. The Poços de Caldas refinery started to reduce production near the end of the 2014 first quarter in response to the decision to fully curtail the Poços de Caldas smelter by the end of May 2014 (see Primary Metals below). Management plans to reduce the alumina production at the Poços de Caldas refinery by approximately 100 kmt-per-year.

Third-party sales for the Alumina segment rose 2% in the 2014 first quarter compared with the same period in 2013. The increase was primarily due to an improvement of 8% in volume, somewhat offset by a 5% decline in average realized price. The change in average realized price was driven by a 16% lower average LME price for those customer shipments still linked to the LME (39%), mostly offset by higher alumina index/spot pricing for all other customer shipments (61%).

Intersegment sales decreased 14% in the 2014 first quarter compared to the corresponding period in 2013 due to lower demand from the Primary Metals segment and lower realized price.

ATOI for this segment increased $34 in the 2014 first quarter compared to the same period in 2013. The improvement was primarily the result of net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, net productivity improvements, and a gain on the sale of a mining interest in Suriname ($18). These positive impacts were partially offset by the previously mentioned decline in average realized price and cost increases for bauxite, mainly due to a new mining site in Suriname, and higher natural gas prices in Australia and the U.S.

In the second quarter of 2014, alumina production is expected to decline due to the reduction at the Poços de Caldas refinery. Also, net productivity improvements are anticipated while a higher equity loss related to the joint venture in Saudi Arabia due to the ramp-up of pre-operational activities is expected. The previously mentioned expiration of a labor agreement in the United States (see Results of Operations above) will affect one refinery in this segment.

Primary Metals

	First quarter ended March 31,
	2014	2013
Aluminum production (kmt)	839	891
Third-party aluminum shipments (kmt)	617	705

Alcoa’s average realized price per metric ton of aluminum*	$2,205	$2,398
Alcoa’s average cost per metric ton of aluminum**	$2,156	$2,284

Third-party sales	$1,424	$1,758
Intersegment sales	734	727

Total sales	$2,158	$2,485

ATOI	$(15)	$39

*	Average realized price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., coil, billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2014, Alcoa had 675 kmt of idle capacity on a base capacity of 3,953 kmt. In the 2014 first quarter, idle capacity increased by 20 kmt compared to December 31, 2013 due to the temporary curtailment of 23 kmt combined at two smelters in Brazil (see below), slightly offset by a 3 kmt pot adjustment in Spain. Base capacity declined 84 kmt between March 31, 2014 and December 31, 2013 due to the permanent closure of the two remaining potlines at a smelter in the U.S (see below).

In May 2013, Alcoa announced that management will review 460 kmt of smelting capacity over a 15-month period for possible curtailment. This review is aimed at maintaining Alcoa’s competitiveness despite falling aluminum prices and will focus on the highest-cost smelting capacity and those plants that have long-term risk due to factors such as energy costs or regulatory uncertainty.

As part of this review during the remainder of 2013, management initiated the permanent shutdown of 146 kmt of combined capacity at the Baie Comeau smelter in Quebec, Canada and the Massena East smelter in New York, as well as a temporary curtailment of 131 kmt of combined capacity at the São Luís and Poços de Caldas smelters, both in Brazil. All of these actions were completed in 2013.

During the first quarter of 2014, management initiated three additional actions resulting in the permanent shutdown of an additional 274 kmt of capacity and the temporary curtailment of an additional 147 kmt of capacity.

The permanent shutdowns are comprised of the remaining capacity (84 kmt-per-year) at the Massena East smelter and the full capacity (190 kmt-per-year) at the Point Henry (Australia) smelter. The remaining capacity of the Massena East smelter represented two Soderberg potlines that were no longer competitive. This shutdown was completed by the end of the 2014 first quarter. For Point Henry, management determined that the smelter has no prospect of becoming financially viable. The shutdown of the Point Henry smelter will be completed in August 2014.

The temporary curtailments are comprised of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter. The process of curtailing this additional capacity began in March 2014, resulting in 23 kmt coming offline by the end of the 2014 first quarter. These curtailments are expected to be complete by the end of May 2014.

See Restructuring and other charges under Results of Operations above for a description of the associated charges.

Aluminum production decreased 6% in the 2014 first quarter compared with the corresponding period in 2013. The decline was the result of lower production at the four smelters impacted by the 2013 capacity reductions described above (began subsequent to the 2013 first quarter).

Third-party sales for the Primary Metals segment decreased 19% in the 2014 first quarter compared with the same period in 2013. The decline was mostly the result of lower volumes, including from the four smelters impacted by the 2013 capacity reductions, and an 8% decrease in average realized price. The change in average realized price was driven by a 15% lower average LME price (on 15-day lag), somewhat offset by higher regional premiums, which increased by an average of 69% in the U.S. and 20% in Europe.

Intersegment sales increased 1% in the 2014 first quarter compared to the corresponding period in 2013 due to higher demand from the midstream business, mostly offset by a decrease in realized price, driven by a lower LME price.

ATOI for this segment decreased $54 in the 2014 first quarter compared to the same period in 2013. The decline was primarily due to a drop in the average realized price, a higher equity loss related to the joint venture in Saudi Arabia due to restart costs for one of the potlines that was previously shut down due to a period of instability, as well as normal smelter start-up costs, ($19), and a write-off of inventory related to the decisions to permanently shut down the Point Henry and Massena East smelters ($14). These items were partially offset by net productivity improvements; lower costs for alumina, energy, and carbon; net favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar, Brazilian real, and Canadian dollar; and a favorable impact related to the absence of a planned power plant maintenance outage at Rockdale, TX that occurred in the 2013 first quarter.

In the second quarter of 2014, aluminum shipments are expected to decline due to the closure of the Massena East smelter and the curtailments at the smelters in Brazil. Also, the average realized price is expected to follow a 15-day lag to LME prices and net productivity improvements are anticipated. ATOI will be negatively impacted by a higher equity loss related to the joint venture in Saudi Arabia due to the restart of the one potline that was previously shut down. The full restart of this one potline should be achieved by the end of the 2014 second quarter. The previously mentioned expiration of a labor agreement in the United States (see Results of Operations above) will affect three smelters in this segment.

Global Rolled Products

	First quarter ended March 31,
	2014	2013
Third-party aluminum shipments (kmt)	467	450

Alcoa’s average realized price per metric ton of aluminum	$3,591	$3,953

Third-party sales	$1,677	$1,779
Intersegment sales	43	51

Total sales	$1,720	$1,830

ATOI	$59	$81

In February 2014, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills have a combined can sheet capacity of 200 kmt-per-year and will be closed by the end of 2014. See Restructuring and other charges under Results of Operations above for a description of the associated charges.

Third-party sales for the Global Rolled Products segment decreased 6% in the 2014 first quarter compared with the corresponding period in 2013. The decline was principally the result of unfavorable pricing, due to a decrease in metal prices, and unfavorable product mix, somewhat offset by increased demand. Volume improvements were mostly due to the packaging, automotive, building and construction, and commercial transportation end markets.

ATOI for this segment declined $22 in the 2014 first quarter compared to the same period in 2013. The decrease was primarily driven by unfavorable pricing; higher input costs, including metal premiums in Europe and Russia and energy in North America and Russia; and a write-off of inventory related to the decision to permanently shut down the Point Henry and Yennora rolling mills ($9). These items were partially offset by net productivity improvements across most businesses.

In the second quarter of 2014, demand in the automotive end market is expected to remain strong while pricing pressure in the packaging and industrial end markets will continue. Also, net productivity improvements are anticipated. The previously mentioned expiration of a labor agreement in the United States (see Results of Operations above) will affect three rolling mills in this segment.

Engineered Products and Solutions

	First quarter ended March 31,
	2014	2013

Third-party aluminum shipments (kmt)	58	55

Third-party sales	$1,443	$1,423

ATOI	$189	$173

Third-party sales for the Engineered Products and Solutions segment increased 1% in the 2014 first quarter compared with the corresponding period in 2013, mostly due to higher volumes related to the aerospace and commercial transportation end markets, partially offset by lower volumes in all other end markets, particularly industrial gas turbines.

ATOI for this segment improved $16 in the 2014 first quarter compared to the same period in 2013, mainly the result of net productivity improvements across all businesses, partially offset by higher costs, primarily labor.

In the second quarter of 2014, the aerospace end market is expected to remain strong, while the non-residential building and construction end market will continue its recovery (slowing decline in Europe, gradual recovery in North America). Continued net productivity improvements and share gains through innovation are anticipated. The previously mentioned expiration of a labor agreement in the United States (see Results of Operations above) will affect two extrusion facilities in this segment.

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

The following table reconciles total segment ATOI to consolidated net (loss) income attributable to Alcoa:

	First quarter ended March 31,
	2014	2013
Total segment ATOI	$325	$351
Unallocated amounts (net of tax):
Impact of LIFO	(7)	(2)
Interest expense	(78)	(75)
Noncontrolling interests	19	(21)
Corporate expense	(67)	(67)
Restructuring and other charges	(321)	(5)
Other	(49)	(32)

Consolidated net (loss) income attributable to Alcoa	$(178)	$149

The significant changes in the reconciling items between total segment ATOI and consolidated net (loss) income attributable to Alcoa for the 2014 first quarter compared with the corresponding period in 2013 consisted of:

•	an increase in Interest expense, principally caused by lower capitalized interest ($8), partially offset by an 8% lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and the March 2014 extinguishment of $575 in 5.25% Convertible Notes;

•	a change in Noncontrolling interests, due to lower earnings at AWAC, principally driven by restructuring and other charges associated with management’s decision to permanently shut down the Point Henry smelter in Australia;

•	an increase in Restructuring and other charges, primarily the result of various costs due to decisions to permanently shut down and demolish two smelters and two rolling mills ($233), as well as the temporary curtailment of two other smelters and a related production slowdown at one refinery ($46); and

•	a change in Other, mostly driven by an unfavorable tax impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized ($56), the absence of a discrete income tax benefit related to the American Taxpayer Relief Act of 2012 ($19), a net unfavorable change in mark-to-market derivative aluminum contracts ($15), and net unfavorable foreign currency movements ($9), partially offset by a tax benefit representing the difference between Alcoa’s consolidated estimated annual effective tax rate and the statutory rates applied to restructuring and other charges ($72).

Environmental Matters

See the Environmental Matters section of Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $551 in the 2014 three-month period compared with $70 in the same period of 2013. The decline in cash from operations of $481 was principally due to a negative change of $566 associated with working capital, slightly offset by higher operating results (net (loss) income plus net add-back for noncash transactions in earnings).

The components of the negative change in working capital were as follows: a favorable change of $66 in receivables, primarily related to lower levels of outstanding customer receivables due to fewer sales; a negative change of $120 in inventories, largely attributable to inventory build for the ramp-up of automotive production at the Davenport, IA plant, delayed shipments caused by severe winter weather in North America, and business continuity planning due to the May 2014 expiration of Alcoa’s largest U.S. labor agreement; an unfavorable change of $12 in prepaid expenses and other current assets; a negative change of $310 in accounts payable, trade, principally the result of timing of payments; an unfavorable change of $9 in accrued expenses, mainly caused by an $88 payment to the United States government due to the resolution of a legal matter, partially offset by the absence of a $64 (€50) payment to the Italian government related to a November 2009 European Commission decision on electricity pricing for certain energy-intensive industries; and a negative change of $181 in taxes, including income taxes, mostly driven by a change from net income to a net loss.

Financing Activities

Cash provided from financing activities was $10 in the 2014 three-month period, a decrease of $37 compared with $47 in the corresponding period of 2013.

The source of cash in the 2014 three-month period was primarily due to $621 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities (see below), and $71 in proceeds from employee exercises of eight million stock options. These items were mostly offset by $631 in payments on debt, mostly related to $620 for the repayment of borrowings under certain revolving credit facilities (see below) and $6 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $33 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $15, all of which relates to Alumina Limited’s share of AWAC.

In the 2013 three-month period, the source of cash was primarily due to $625 in additions to debt, all of which was the result of borrowings under certain credit facilities, and net borrowings of $104 in commercial paper. These items were mostly offset by $639 in payments on debt, mainly related to $625 for the repayment of borrowings under certain credit facilities and $7 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $33 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $10, most of which relates to Alumina Limited’s share of AWAC.

At the end of 2013, Alcoa had ten revolving credit facilities (excluding Alcoa’s Five-Year Revolving Credit Facility), each with a different financial institution, providing a combined capacity of $1,190 and expiration dates ranging from February 2014 through December 2015. A credit facility ($150 capacity) that was due to expire in February 2014 was extended to March 2015 in the first quarter of 2014. Another credit facility ($150 capacity) expired in March 2014 (a new agreement with the same financial institution was entered into in April 2014). Also in the first quarter of 2014, Alcoa entered into an eleventh revolving credit agreement, providing a $50 credit facility with an expiration date of February 2016.

The purpose of any borrowings under all eleven arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all eleven arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Credit Facilities section of Note K to the Consolidated Financial Statements included in Alcoa’s 2013 Form 10-K).

During the first quarter of 2014, Alcoa borrowed and repaid $620 under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the borrowings during the first quarter of 2014 were 1.53% and 49 days, respectively.

In the first quarter of 2014, holders of $575 principal amount of Alcoa’s 5.25% Convertible Notes due March 15, 2014 (the “Notes”) exercised their option to convert the Notes into 89 million shares of Alcoa common stock. The conversion rate for the Notes was 155.4908 shares of Alcoa’s common stock per $1,000 (in whole dollars) principal amount of notes, equivalent to a conversion price of $6.43 per share. The difference between the $575 principal amount of the Notes and the $89 par value of the issued shares increased Additional capital on the Consolidated Balance Sheet. This transaction was not reflected in the Statement of Consolidated Cash Flows as it represents a noncash financing activity.

In February 2014, Alcoa’s automatic shelf registration statement with the Securities and Exchange Commission expired. Alcoa will file a new shelf registration statement at such time as it deems appropriate.

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

Cash and letters of credit. As a result of the ratings downgrade by Moody’s, certain power companies and counterparties to derivative contracts required Alcoa to post letters of credit and cash collateral, respectively, in the amount of $167 and $18, respectively, in June 2013. Since that time, the amount of letters of credit posted decreased by $3 and the amount of cash collateral posted declined to $10. Other vendors and third-parties may require Alcoa to post additional letters of credit and/or cash collateral in future periods.

Outstanding debt. Alcoa’s outstanding debt as of March 31, 2014 totaled $7,747. There were no ramifications to Alcoa as a result of the ratings downgrade and interest payments and fees related to the outstanding debt remain unchanged.

Revolving credit facilities. Alcoa has a $3,750 revolving credit facility that expires in July 2017 and eleven other revolving credit facilities totaling $1,240. This $4,990 of borrowing capacity was also unaffected by the ratings downgrade, including the margins that would be applicable to any borrowings, and remains available for use by Alcoa at its discretion.

Commercial paper. During the period since the downgrade, Alcoa was able to issue the desired level of commercial paper to support operations without difficulty. At the time of the downgrade, the spreads on commercial paper increased slightly, however, by one to three basis points, which did not result in a significant change to Alcoa’s total interest costs. While Alcoa expects it can continue to issue commercial paper, there is no assurance about the amount or cost at which it could issue commercial paper.

On April 11, 2014, Fitch Ratings (Fitch) downgraded the following ratings for Alcoa: long-term debt from BBB- to BB+ and short-term debt from F3 to B. Additionally, Fitch changed the current outlook from negative to stable. Management does not believe that this downgrade will have a significant impact on Alcoa’s financing activities, including its ability to access the capital markets. The descriptions for outstanding debt and revolving credit facilities above remain unchanged as a result of the Fitch downgrade. Also, Alcoa is in full compliance with the project financing requirements for the Ma’aden-Alcoa joint venture project in Saudi Arabia, and does not need to post collateral as a result of the ratings downgrade.

On April 23, 2014, Standard and Poor’s Ratings Services (S&P) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P maintained the current outlook as negative.

Investing Activities

Cash used for investing activities was $240 in the 2014 three-month period compared with $285 in the 2013 three-month period, resulting in a decrease in cash used of $45.

In the 2014 three-month period, the use of cash was mainly due to $209 in capital expenditures, 44% of which related to growth projects, including the automotive expansions at the Alcoa, TN and Davenport, IA fabrication plants and the aluminum-lithium capacity expansion at the Lafayette, IN plant; and $62 in additions to investments, including equity contributions of $54 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by $30 in sales of investments, mostly related to $28 in proceeds from the sale of a mining interest in Suriname.

The use of cash in the 2013 three-month period was mainly due to $235 in capital expenditures, 34% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, and the Estreito hydroelectric power project; and $121 in additions to investments, including equity contributions of $79 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by a net change in restricted cash of $59, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, targeted or planned schedules for completion and start-up of growth projects, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices, and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues and improving margins in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, or from newly constructed, expanded, or acquired facilities, including facilities supplying auto sheet capacity or aluminum-lithium capacity, or from international joint ventures, including the joint venture in Saudi Arabia; (i) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, imposition of sanctions, expropriation of assets, and other events beyond Alcoa’s control; (j) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (k) the outcome of negotiations with, and the business or financial condition of, key customers, suppliers, and business partners; (l) adverse changes in tax rates or benefits; (m) adverse changes in discount rates or investment returns on pension assets; (n) the impact of cyber attacks and potential information technology or data security breaches; (o) unexpected events, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications; (p) risks associated with large infrastructure construction projects; (q) the impact of union disputes, strikes or work stoppages; and (r) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2013 and the following sections of this report: Note G and the Derivatives section of Note N to the Consolidated Financial Statements; the discussion included above under Segment Information; and the summary included above regarding Alcoa’s liquidity position under Liquidity and Capital Resources – Financing Activities. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Environmental Matters

As previously reported, in January 2006, in Musgrave v. Alcoa, et al., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-CT-0006, Alcoa Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. During February 2007, class allegations were dropped and the matter proceeded as an individual claim. Alcoa filed a renewed motion to dismiss (arguing that the claims are barred by the Indiana Workers’ Compensation Act), amended its answer to include Indiana’s Recreational Use Statute as an affirmative defense and filed a motion for summary judgment based on the Recreational Use Statute. The court granted Alcoa’s motion to dismiss regarding plaintiffs’ occupationally-related claims and denied the motion regarding plaintiffs’ recreationally-related claims. On January 17, 2012, the court denied all outstanding motions with no opinion issued. A jury trial commenced on April 10, 2012 and on May 1, 2012 the jury returned a verdict in favor of defendants Alcoa Inc. and its subsidiary. The court entered its judgment on May 14, 2012. On May 31, 2012, plaintiffs filed a notice of appeal. On August, 6, 2013, the Indiana Court of Appeals issued a unanimous opinion affirming the jury verdict in favor of Alcoa. The Court of Appeals also affirmed the trial court’s pre-trial ruling dismissing Mr. Musgrave’s work-related exposure claims as barred by Indiana’s Workers’ Compensation Act. The Musgraves’ petition for rehearing filed on September 5, 2013 was denied by the Court of Appeals on October 16, 2013. On November 14, 2013, plaintiffs filed a petition to transfer with the Indiana Supreme Court, seeking discretionary review of the Court of Appeals’ decision in Alcoa’s favor. Alcoa filed its brief in response to the plaintiffs’ petition to transfer on December 9, 2013, and the plaintiffs filed their reply brief on December 23, 2013. On March 13, 2014, the Indiana Supreme Court issued an order denying the plaintiffs’ petition to transfer, and, as such, this case is now closed. There will be no further reporting on this matter.

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

On February 24, 2014, the Supreme Court denied plaintiffs’ petition. The Supreme Court’s refusal to hear the matter ends the substantive litigation and affirms Alcoa’s collectively bargained cap on the company’s contributions to union retiree medical costs. There remain certain attorney fee petitions at the trial court. There will be no further reporting on this matter.

Item 1A. Risk Factors.

Alcoa’s business, financial condition, or results of operations may be impacted by a number of factors. In addition to the factors discussed separately in this report, in Part I, Item 1A to Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2013, and other reports filed by Alcoa with the Securities and Exchange Commission, the following risks, updated from and in addition to the Form 10-K, could affect Alcoa’s business, financial condition, or results of operations. Additional risks and uncertainties not currently known to Alcoa or that Alcoa currently deems to be immaterial also may materially adversely affect Alcoa’s business, financial condition, or results of operations.

Alcoa could be materially adversely affected by declines in aluminum prices, including global, regional and product-specific prices.

The overall price of primary aluminum consists of several components: 1) the underlying base metal component, which is typically based on quoted prices from the London Metal Exchange (LME); 2) the regional premium, which comprises the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and 3) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., coil, billet, slab, rod, etc.) or alloy. Each of the above three components has its own drivers of variability. The LME price is typically driven by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories), and financial investors. Regional premiums tend to vary based on the supply of and demand for metal in a particular region and associated transportation costs. Product premiums generally are a function of supply and demand for a given primary aluminum shape and alloy combination in a particular region. Speculative trading in aluminum and the influence of hedge funds and other financial institutions participating in commodity markets have also increased in recent years, contributing to higher levels of price volatility. In 2013, the LME price of aluminum reached a high of $2,123 per metric ton and a low of $1,695 per metric ton. Continued high LME inventories, or the release of substantial inventories into the market, could lead to a reduction in the price of aluminum. Declines in the LME price have had a negative impact on Alcoa’s results of operations. Additionally, Alcoa’s results could be adversely affected by decreases in regional premiums that participants in the physical metal market pay for immediate delivery of aluminum, which are part of the overall aluminum price. Although regional premiums have reached levels substantially higher than historical averages during 2013 and 2014, new LME warehousing rules (see risk factor entitled “New LME warehousing rules could cause aluminum prices to decrease.”) or other factors may cause these premiums to decrease, which would have a negative impact on our results of operations. A sustained weak LME aluminum pricing environment, deterioration in LME aluminum prices, or a decrease in regional premiums or product premiums could have a material, adverse effect on Alcoa’s business, financial condition, and results of operations or cash flow.

New LME warehousing rules could cause aluminum prices to decrease.

In 2013, the LME announced new rules scheduled to take effect on April 1, 2014 that would require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. Although in March 2014 a court in the United Kingdom ruled that the LME’s consultation process in developing the new rules had been unfair and unlawful, if these rules (after appeal of the ruling or a revised consultation process) or similar new rules become effective, such rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums, product premiums and LME aluminum prices to fall. Decreases in regional delivery and product premiums, decreases in LME aluminum prices and increases in the supply of aluminum could have a material adverse effect on Alcoa’s business, financial condition, and results of operations or cash flow.

A downgrade of Alcoa’s credit ratings could limit Alcoa’s ability to obtain future financing, increase its borrowing costs, increase the pricing of its credit facilities, adversely affect the market price of its securities, trigger letter of credit or other collateral postings, or otherwise impair its business, financial condition, and results of operations.

Standard and Poor’s Ratings Services currently rates Alcoa’s long-term debt BBB-, the lowest level of investment grade rating, with a negative ratings outlook (ratings and outlook were affirmed on April 23, 2014). In May 2013, Moody’s Investors Service downgraded Alcoa’s long-term debt rating from Baa3 to Ba1, which is below investment grade, and changed the outlook from rating under review to stable. In April 2014, Fitch Ratings downgraded Alcoa’s rating from BBB- to BB+, a below investment grade rating, and changed the outlook from negative to stable. There can be no assurance that one or more of these or other rating agencies will not take further negative actions with respect to Alcoa’s ratings. Increased debt levels, adverse aluminum market or macroeconomic conditions, a deterioration in the Company’s debt protection metrics, a contraction in the Company’s liquidity, or other factors could potentially trigger such actions. A rating agency may lower, suspend or withdraw entirely a rating or place it on negative outlook or watch if, in that rating agency’s judgment, circumstances so warrant.

As a result of the Moody’s downgrade, certain counterparties have required Alcoa to post letters of credit or cash collateral, and the cost of issuance of commercial paper has increased. For more information regarding the effects of the Moody’s downgrade on the Company’s liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities” in this report. We do not believe that the Fitch downgrade will have a significant impact on Alcoa’s financing activities. However, any further downgrade of Alcoa’s credit ratings by one or more rating agencies could adversely impact the market price of Alcoa’s securities, adversely affect existing financing (for example, a downgrade by Standard and Poor’s or a further downgrade by Moody’s would subject Alcoa to higher costs under Alcoa’s Five-Year Revolving Credit Agreement and certain of its other revolving credit facilities), limit access to the capital (including commercial paper) or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that the Company incurs, increase the cost of borrowing or fees on undrawn credit facilities, result in vendors or counterparties seeking collateral or letters of credit from Alcoa, or otherwise impair Alcoa’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	3,754	$11.36	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	—	—	—	—

Total for quarter ended March 31, 2014	3,754	$11.36	—	—

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

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

Alcoa Inc.

April 24, 2014	By	/s/ WILLIAM F. OPLINGER
Date		William F. Oplinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 24, 2014	By	/s/ ROBERT S. COLLINS
Date		Robert S. Collins
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