Form 10-Q
period 2014-06-30
ALCOA INC
filed 2014-07-24
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 18, 2014, 1,176,322,578 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales (J)	$5,836	$5,849	$11,290	$11,682

Cost of goods sold (exclusive of expenses below)	4,765	4,933	9,260	9,780
Selling, general administrative, and other expenses	245	254	481	505
Research and development expenses	50	46	101	91
Provision for depreciation, depletion, and amortization	349	362	689	723
Restructuring and other charges (D)	110	244	571	251
Interest expense	105	118	225	233
Other expenses (income), net (I)	5	19	30	(8)

Total costs and expenses	5,629	5,976	11,357	11,575

Income (loss) before income taxes	207	(127)	(67)	107
Provision for income taxes (L)	78	21	1	85

Net income (loss)	129	(148)	(68)	22

Less: Net loss attributable to noncontrolling interests	(9)	(29)	(28)	(8)

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$138	$(119)	$(40)	$30

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (K):
Basic	$0.12	$(0.11)	$(0.04)	$0.03

Diluted	$0.12	$(0.11)	$(0.04)	$0.03

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2014	2013	2014	2013	2014	2013

Net income (loss)	$138	$(119)	$(9)	$(29)	$129	$(148)

Other comprehensive income (loss), net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	14	61	1	2	15	63
Foreign currency translation adjustments	141	(603)	59	(249)	200	(852)
Net change in unrealized gains on available-for-sale securities	1	(3)	—	—	1	(3)
Net change in unrecognized losses on cash flow hedges	(23)	71	(8)	(2)	(31)	69

Total Other comprehensive income (loss), net of tax	133	(474)	52	(249)	185	(723)

Comprehensive income (loss)	$271	$(593)	$43	$(278)	$314	$(871)

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013

Net (loss) income	$(40)	$30	$(28)	$(8)	$(68)	$22

Other comprehensive income (loss), net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	91	156	1	3	92	159
Foreign currency translation adjustments	390	(719)	146	(233)	536	(952)
Net change in unrealized gains on available-for-sale securities	1	(2)	—	—	1	(2)
Net change in unrecognized losses on cash flow hedges	9	184	(6)	—	3	184

Total Other comprehensive income (loss), net of tax	491	(381)	141	(230)	632	(611)

Comprehensive income (loss)	$451	$(351)	$113	$(238)	$564	$(589)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,183	$1,437
Receivables from customers, less allowances of $21 in 2014 and $20 in 2013 (M)	1,381	1,221
Other receivables (M)	671	597
Inventories (F)	3,227	2,705
Prepaid expenses and other current assets	925	1,009

Total current assets	7,387	6,969

Properties, plants, and equipment	37,897	36,866
Less: accumulated depreciation, depletion, and amortization	20,286	19,227

Properties, plants, and equipment, net	17,611	17,639

Goodwill	3,435	3,415
Investments	1,979	1,907
Deferred income taxes	3,243	3,184
Other noncurrent assets	2,654	2,628

Total assets	$36,309	$35,742

LIABILITIES
Current liabilities:
Short-term borrowings (G)	$133	$57
Commercial paper	223	—
Accounts payable, trade	3,023	2,960
Accrued compensation and retirement costs	937	1,013
Taxes, including income taxes	351	376
Other current liabilities	1,088	1,044
Long-term debt due within one year (G)	87	655

Total current liabilities	5,842	6,105

Long-term debt, less amount due within one year	7,612	7,607
Accrued pension benefits	3,020	3,183
Accrued other postretirement benefits	2,244	2,354
Other noncurrent liabilities and deferred credits	2,885	2,971

Total liabilities	21,603	22,220

CONTINGENCIES AND COMMITMENTS (H)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Common stock (G)	1,267	1,178
Additional capital (G)	7,635	7,509
Retained earnings	9,163	9,272
Treasury stock, at cost	(3,275)	(3,762)
Accumulated other comprehensive loss (C)	(3,168)	(3,659)

Total Alcoa shareholders’ equity	11,677	10,593

Noncontrolling interests	3,029	2,929

Total equity	14,706	13,522

Total liabilities and equity	$36,309	$35,742

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2014	2013
CASH FROM OPERATIONS
Net (loss) income	$(68)	$22
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	690	724
Deferred income taxes	(133)	(58)
Equity income, net of dividends	68	23
Restructuring and other charges (C)	571	251
Net gain from investing activities – asset sales (I)	(29)	(6)
Stock-based compensation	49	46
Excess tax benefits from stock-based payment arrangements	(2)	—
Other	43	27
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(225)	(375)
(Increase) in inventories	(457)	(175)
(Increase) decrease in prepaid expenses and other current assets	(13)	37
Increase in accounts payable, trade	26	299
(Decrease) in accrued expenses	(349)	(353)
(Decrease) increase in taxes, including income taxes	(52)	40
Pension contributions	(282)	(181)
(Increase) in noncurrent assets	(13)	(48)
Increase in noncurrent liabilities	143	171

CASH (USED FOR) PROVIDED FROM OPERATIONS	(33)	444

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	77	4
Net change in commercial paper	223	—
Additions to debt (original maturities greater than three months) (G)	1,131	1,202
Debt issuance costs	(10)	—
Payments on debt (original maturities greater than three months) (G)	(1,149)	(1,647)
Proceeds from exercise of employee stock options	97	1
Excess tax benefits from stock-based payment arrangements	2	—
Dividends paid to shareholders	(69)	(66)
Distributions to noncontrolling interests	(55)	(27)
Contributions from noncontrolling interests	44	12

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	291	(521)

INVESTING ACTIVITIES
Capital expenditures	(467)	(521)
Proceeds from the sale of assets and businesses	1	5
Additions to investments	(106)	(159)
Sales of investments	34	—
Net change in restricted cash	3	105
Other	9	9

CASH USED FOR INVESTING ACTIVITIES	(526)	(561)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14	(21)

Net change in cash and cash equivalents	(254)	(659)
Cash and cash equivalents at beginning of year	1,437	1,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,183	$1,202

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at March 31, 2013	$55	$1,178	$7,508	$11,805	$(3,816)	$(3,309)	$3,353	$16,774
Net loss	—	—	—	(119)	—	—	(29)	(148)
Other comprehensive loss	—	—	—	—	—	(474)	(249)	(723)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(33)	—	—	—	(33)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	(7)	—	4	—	—	(3)
Distributions	—	—	—	—	—	—	(28)	(28)
Contributions	—	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2013	$55	$1,178	$7,524	$11,653	$(3,812)	$(3,783)	$3,043	$15,858

Balance at March 31, 2014	$55	$1,267	$7,704	$9,061	$(3,395)	$(3,301)	$2,983	$14,374
Net income (loss)	—	—	—	138	—	—	(9)	129
Other comprehensive income	—	—	—	—	—	133	52	185
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	(36)	—	—	—	(36)
Stock-based compensation	—	—	24	—	—	—	—	24
Common stock issued: compensation plans	—	—	(93)	—	120	—	—	27
Distributions	—	—	—	—	—	—	(20)	(20)
Contributions	—	—	—	—	—	—	24	24
Other	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2014	$55	$1,267	$7,635	$9,163	$(3,275)	$(3,168)	$3,029	$14,706

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2012	$55	$1,178	$7,560	$11,689	$(3,881)	$(3,402)	$3,324	$16,523
Net income (loss)	—	—	—	30	—	—	(8)	22
Other comprehensive loss	—	—	—	—	—	(381)	(230)	(611)
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	46	—	—	—	—	46
Common stock issued: compensation plans	—	—	(82)	—	69	—	—	(13)
Distributions	—	—	—	—	—	—	(53)	(53)
Contributions	—	—	—	—	—	—	12	12
Other	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2013	$55	$1,178	$7,524	$11,653	$(3,812)	$(3,783)	$3,043	$15,858

Balance at December 31, 2013	$55	$1,178	$7,509	$9,272	$(3,762)	$(3,659)	$2,929	$13,522
Net loss	—	—	—	(40)	—	—	(28)	(68)
Other comprehensive income	—	—	—	—	—	491	141	632
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	(68)	—	—	—	(68)
Stock-based compensation	—	—	49	—	—	—	—	49
Common stock issued: compensation plans	—	—	(409)	—	487	—	—	78
Issuance of common stock (G)	—	89	486	—	—	—	—	575
Distributions	—	—	—	—	—	—	(55)	(55)
Contributions	—	—	—	—	—	—	44	44
Other	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2014	$55	$1,267	$7,635	$9,163	$(3,275)	$(3,168)	$3,029	$14,706

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

Issued

In April 2014, the FASB issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes become effective for Alcoa on January 1, 2015. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Alcoa initiates a disposal transaction.

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for Alcoa on January 1, 2017. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive (loss) income for both Alcoa’s shareholders and noncontrolling interests:

	Alcoa		Noncontrolling Interests
	Second quarter ended June 30,		Second quarter ended June 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(3,455)	$(3,968)	$(51)	$(76)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(80)	(38)	—	—
Tax benefit	28	17	—	—

Total Other comprehensive loss before reclassifications, net of tax	(52)	(21)	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	101	128	1	4
Tax expense(2)	(35)	(46)	—	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	66	82	1	2

Total Other comprehensive income	14	61	1	2

Balance at end of period	$(3,441)	$(3,907)	$(50)	$(74)

Foreign currency translation
Balance at beginning of period	$428	$1,031	$(23)	$273
Other comprehensive income (loss)(3)	141	(603)	59	(249)

Balance at end of period	$569	$428	$36	$24

Available-for-sale securities
Balance at beginning of period	$2	$4	$—	$—
Other comprehensive income (loss)(4)	1	(3)	—	—

Balance at end of period	$3	$1	$—	$—

Cash flow hedges (O)
Balance at beginning of period	$(276)	$(376)	$—	$(3)
Other comprehensive (loss) income:
Net change from periodic revaluations	(32)	85	(12)	(3)
Tax benefit (expense)	4	(16)	4	1

Total Other comprehensive (loss) income before reclassifications, net of tax	(28)	69	(8)	(2)

Net amount reclassified to earnings:
Aluminum contracts(5)	6	—	—	—
Foreign exchange contracts(5)	(1)	—	—	—
Interest rate contracts(6)	1	1	—	—

Sub-total	6	1	—	—
Tax (expense) benefit(2)	(1)	1	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	5	2	—	—

Total Other comprehensive (loss) income	(23)	71	(8)	(2)

Balance at end of period	$(299)	$(305)	$(8)	$(5)

	Alcoa		Noncontrolling Interests
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(3,532)	$(4,063)	$(51)	$(77)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(63)	(27)	—	—
Tax benefit	25	14	—	—

Total Other comprehensive loss before reclassifications, net of tax	(38)	(13)	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	199	260	2	5
Tax expense(2)	(70)	(91)	(1)	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	129	169	1	3

Total Other comprehensive income	91	156	1	3

Balance at end of period	$(3,441)	$(3,907)	$(50)	$(74)

Foreign currency translation
Balance at beginning of period	$179	$1,147	$(110)	$257
Other comprehensive income (loss)(3)	390	(719)	146	(233)

Balance at end of period	$569	$428	$36	$24

Available-for-sale securities
Balance at beginning of period	$2	$3	$—	$—
Other comprehensive income (loss)(4)	1	(2)	—	—

Balance at end of period	$3	$1	$—	$—

Cash flow hedges (O)
Balance at beginning of period	$(308)	$(489)	$(2)	$(5)
Other comprehensive income (loss):
Net change from periodic revaluations	4	221	(9)	—
Tax expense	(4)	(45)	3	—

Total Other comprehensive income (loss) before reclassifications, net of tax	—	176	(6)	—

Net amount reclassified to earnings:
Aluminum contracts(5)	11	7	—	—
Foreign exchange contracts(5)	(1)	—	—	—
Interest rate contracts(6)	1	1	—	—

Sub-total	11	8	—	—
Tax expense(2)	(2)	—	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	9	8	—	—

Total Other comprehensive income (loss)	9	184	(6)	—

Balance at end of period	$(299)	$(305)	$(8)	$(5)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note N).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Interest expense on the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 6.

D. Restructuring and Other Charges – In the second quarter and six-month period of 2014, Alcoa recorded Restructuring and other charges of $110 ($54 after-tax and noncontrolling interests) and $571 ($328 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2014 second quarter included $107 ($51 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below) and $3 ($3 after-tax) for other miscellaneous items, including layoff costs for the separation of approximately 75 employees (30 in the Global Rolled Products segment, 30 in Corporate, and 15 in the other three segments combined).

In the 2014 six-month period, Restructuring and other charges included $443 ($240 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $68 ($44 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $17 ($11 after-tax) for layoff costs, including the separation of approximately 245 employees (115 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, 10 in the Alumina and Primary Metals segments combined, and 90 in Corporate); $17 ($11 after-tax) of charges for other miscellaneous items; and $7 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2014 first quarter, management approved the permanent shutdown and demolition of the remaining capacity (84,000 metric-tons-per-year) at the Massena East smelter in New York and the full capacity (190,000 metric-tons-per-year) at the Point Henry smelter in Australia. The capacity at Massena East was fully shut down by the end of the first quarter of 2014 and the Point Henry smelter is expected to be shut down in August 2014. Demolition and remediation activities related to both the Massena East and Point Henry smelters will begin in the second half of 2014 and are expected to be completed by the end of 2020 and 2018, respectively.

The decisions on the Massena East and Point Henry smelters are part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management in the 2013 second quarter for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter has no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62,000 metric-tons-per-year) at the Poços de Caldas smelter and additional capacity (85,000 metric-tons-per-year) at the São Luís smelter, both in Brazil. These curtailments were completed by the end of May 2014. As a result of these curtailments, production at the Poços de Caldas refinery was reduced (200,000 metric-tons-per-year), which was completed by the end of the 2014 second quarter.

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

In the second quarter and six-month period of 2014, costs related to the shutdown and curtailment actions included $4 and $137, respectively, for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); accelerated depreciation of $91 and $150, respectively, related to the three facilities in Australia as they continue to operate during 2014; and $10 and $133, respectively, in other exit costs. Additionally, the costs in the 2014 six-month period also include asset impairments of $91, representing the write-off of the remaining book value of all related properties, plants, and equipment. Furthermore in the six-month period of 2014, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $34 ($20 after-tax and noncontrolling interest), respectively, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $133 in the 2014 six-month period represent $55 in asset retirement obligations and $38 in environmental remediation, both triggered by the decisions to permanently shut down and demolish the aforementioned structures in the U.S. and Australia, and $40 in other related costs, including supplier and customer contract-related costs. Additional charges of approximately $110 are expected to be recognized throughout the remainder of 2014 related to these shutdown actions in Australia.

In the second quarter and six-month period of 2013, Alcoa recorded Restructuring and other charges of $244 ($170 after-tax and noncontrolling interests) and $251 ($175 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2013 second quarter included $103 ($62 after noncontrolling interest) related to a legal matter; $86 ($70 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at two non-U.S. locations (see below); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $24 ($18 after-tax and noncontrolling interests) for the layoff of approximately 470 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 55 in the Primary Metals segment, and 45 in Corporate); a charge of $4 ($2 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 six-month period, Restructuring and other charges included $218 ($151 after-tax and noncontrolling interests) for the previously mentioned legal matter, exit costs at two non-U.S. locations, and retirements of previously idled structures combined; $27 ($20 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 530 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 115 in the Primary Metals segment, and 45 in Corporate) and a pension plan settlement charge related to previously separated employees; a charge of $8 ($5 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 second quarter, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105,000 metric-tons-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280,000 metric-tons-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44,000 metric-

tons-per-year). The two Soderberg lines at Baie Comeau were fully shut down by the end of September 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to the two Soderberg lines and the Fusina smelter began in the fourth quarter of 2013 and are expected to be completed by the end of 2015 and 2017, respectively.

The decision on the two Soderberg lines was part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter was in addition to the capacity being reviewed. Factors leading to both decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs.

In both the second quarter and six-month period of 2013, exit costs related to these actions included accelerated depreciation of $23 (Baie Comeau) and asset impairments of $14 (Fusina) representing the write-off of the remaining book value of all related properties, plants, and equipment, and $49 in other exit costs. Additionally, in both the second quarter and six-month period of 2013, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $7 ($5 after-tax), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $49 represent $44 in asset retirement obligations and $5 in environmental remediation, both triggered by the decisions to permanently shut down and demolish these structures.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Alumina	$—	$—	$7	$—
Primary Metals	84	94	415	94
Global Rolled Products	23	7	113	10
Engineered Products and Solutions	—	19	4	22

Segment total	107	120	539	126
Corporate	3	124	32	125

Total restructuring and other charges	$110	$244	$571	$251

As of June 30, 2014, approximately 745 of the 2,075 employees associated with 2014 restructuring programs and approximately 1,350 of the 1,660 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2014 and 2013 restructuring programs are expected to be completed by the end of 2014.

In the 2014 second quarter and six-month period, cash payments of $22 and $23, respectively, were made against the layoff reserves related to the 2014 restructuring programs and $8 and $32, respectively, were made against the layoff reserves related to the 2013 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2012	$59	$52	$111

2013:
Cash payments	(63)	(11)	(74)
Restructuring charges	201	85	286
Other*	(101)	(84)	(185)

Reserve balances at December 31, 2013	96	42	138

2014:
Cash payments	(61)	(6)	(67)
Restructuring charges	154	140	294
Other*	(5)	(132)	(137)

Reserve balances at June 30, 2014	$184	$44	$228

*

Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2014 six-month period, Other for other exit costs also included a reclassification of the following restructuring charges: $55 in asset retirement and $42 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note H), respectively. In 2013, Other for layoff costs also included a reclassification of $92 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations. Also in

2013, Other for other exit costs also included a reclassification of the following restructuring charges: $58 in asset retirement and $12 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation, respectively.

The remaining reserves are expected to be paid in cash during 2014, with the exception of approximately $40 to $45, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special separation benefit payments.

E. Acquisitions and Divestitures – On June 25, 2014, Alcoa signed a definitive agreement to acquire Firth Rixson, a global leader in aerospace jet engine components, from Oak Hill Capital Partners for $2,850. The purchase price is composed of $2,350 in cash and $500 of Alcoa common stock with a potential earn-out of $150. The common stock component is equivalent to 36,523,010 shares at a per share price of $13.69, as determined in the agreement. Also on June 25, 2014, Alcoa entered into a commitment with a financial institution for a 364-day senior unsecured bridge term loan facility in the amount of $2,500 for the purpose of financing all or a portion of the cash consideration for this acquisition and to pay fees and expenses incurred in connection therewith. The purpose of this acquisition is to strengthen Alcoa’s aerospace business and position the Company to capture additional aerospace growth with a broader range of high-growth, value-add jet engine components. The transaction is subject to customary conditions and regulatory approvals and is expected to close by the end of 2014. At that time, Firth Rixson will be included within Alcoa’s Engineered Products and Solutions segment.

F. Inventories

	June 30, 2014	December 31, 2013
Finished goods	$688	$578
Work-in-process	1,077	828
Bauxite and alumina	642	581
Purchased raw materials	584	474
Operating supplies	236	244

	$3,227	$2,705

At June 30, 2014 and December 31, 2013, the total amount of inventories valued on a last in, first out (LIFO) basis was $1,445 and $1,169, respectively. If valued on an average-cost basis, total inventories would have been $714 and $691 higher at June 30, 2014 and December 31, 2013, respectively.

G. Debt – In the first quarter of 2014, holders of $575 principal amount of Alcoa’s 5.25% Convertible Notes due March 15, 2014 (the “Notes”) exercised their option to convert the Notes into 89 million shares of Alcoa common stock. The conversion rate for the Notes was 155.4908 shares of Alcoa’s common stock per $1,000 (in whole dollars) principal amount of notes, equivalent to a conversion price of $6.43 per share. The difference between the $575 principal amount of the Notes and the $89 par value of the issued shares increased Additional capital on the accompanying Consolidated Balance Sheet. This transaction was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a noncash financing activity.

At the end of 2013, Alcoa had ten revolving credit facilities (excluding Alcoa’s Five-Year Revolving Credit Facility), each with a different financial institution, providing a combined capacity of $1,190 and expiration dates ranging from February 2014 through December 2015. A credit facility ($150 capacity) that was due to expire in February 2014 was extended to March 2015 in the first quarter of 2014. Another credit facility ($150 capacity) expired in March 2014 (a new agreement with the same financial institution was entered into in April 2014 and the new facility expires in March 2016). Also in the first quarter of 2014, Alcoa entered into an eleventh revolving credit agreement, providing a $50 credit facility with an expiration date of February 2016.

The purpose of any borrowings under all eleven arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all eleven arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Credit Facilities section of Note K to the Consolidated Financial Statements included in Alcoa’s 2013 Form 10-K).

During the first and second quarters of 2014, Alcoa borrowed and repaid $620 and $510, respectively, under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first and second quarters of 2014 were 1.53% and 1.55%, respectively, and 49 days and 84 days, respectively.

H. Contingencies and Commitments

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

On February 24, 2014, the Supreme Court denied plaintiffs’ petition. The Supreme Court’s refusal to hear the matter ends the substantive litigation and affirms Alcoa’s collectively bargained cap on the Company’s contributions to union retiree medical costs. In the second quarter of 2014, the parties agreed to dismiss their respective petitions for fees and costs. The case is expected to be dismissed in its entirety at some point in time during the remainder of 2014.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until June 19, 2014. On this date, the Administrative Court listened to Alcoa’s oral argument and expects to render a decision in this matter in the third quarter of 2014. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery was to be based on a calculation prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 (€173), which included $20 (€14) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 (€159) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU (on July 8, 2014, Alcoa received notice that the General Court of the EU will announce its judgment of this appeal on October 16, 2014). Alcoa will pursue all substantive and procedural legal steps available to annul the EC’s decision. Prior to 2012, Alcoa was involved in other legal proceedings related to this matter that separately sought the annulment of the EC’s July 2006 decision to open an investigation alleging that such decision did not follow the applicable procedural rules and requested injunctive relief to suspend the effectiveness of the EC’s November 19, 2009 decision. However, the decisions by the General Court, and subsequent appeals to the European Court of Justice, resulted in the denial of these remedies.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount (on October 17, 2013, the ECJ ordered Italy to so collect). On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013. Notwithstanding the payments made, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $216 (€159) to $413 (€303), remains the $216 (€159) recorded in 2009 (the U.S. dollar amount reflects the effects of foreign currency movements since 2009). Alcoa no longer has a reserve for this matter; instead, Alcoa has a noncurrent asset reflecting the excess of the total of the five payments made to the Italian Government over the reserve recorded in 2009. At June 30, 2014, the noncurrent asset was $125 (€91). The full extent of the loss will not be known until the final judicial determination, which could be a period of several years.

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

At the end of 2011, as part of a restructuring of Alcoa’s global smelting system, management decided to curtail operations at the Portovesme smelter during 2012 due to the uncertain prospects for viable, long-term power, along with rising raw materials costs and falling global aluminum prices (mid-2011 to late 2011). As of December 31, 2012, the Portovesme smelter was fully curtailed (150,000 metric-tons-per-year). This curtailment may lead to the permanent closure of the facility; however, Alcoa will keep the smelter in restart condition through the end of July 2014.

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

Alcoa’s remediation reserve balance was $571 and $509 at June 30, 2014 and December 31, 2013 (of which $76 and $48 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2014 second quarter and six-month period, the remediation reserve was increased by $5 and $52, respectively. The change in the second quarter of 2014 was due to a charge of $3 related to the Portovesme location (see below) and a net charge of $2 associated with a number of other sites. The change in the six-month period of 2014 was due to a charge of $38 related to the planned demolition of certain structures at the Massena East, NY and Point Henry and Yennora, Australia locations (see Note D), the previously mentioned charge of $3, and a net charge of $11 associated with a number of other sites. Of the changes to the remediation reserve in the 2014 six-month period, $42 was recorded in Restructuring and other charges, including the aforementioned $38, while the remainder was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were and $14 and $20 in the 2014 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2014 second quarter and six-month period, the change in the reserve also reflects an increase of $15 and $30, respectively, due to, among other items, the effects of foreign currency translation and a reclassification of amounts included in other reserves within Other noncurrent liabilities and deferred credits on Alcoa’s Consolidated Balance Sheet as of December 31, 2013.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena West, NY—Alcoa has an ongoing remediation project related to the Grasse River, which is adjacent to Alcoa’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision (ROD) issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At June 30, 2014, the reserve balance associated with this matter was $241. Alcoa is in the planning and design phase, which is expected to take approximately two to three years from mid-2013, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At June 30, 2014, the reserve balance associated with Sherwin was $33. Approximately half of the project funding is expected to be spent between 2014 and 2019. The remainder is not expected to be spent in the foreseeable future as it is dependent upon the operating life of the active waste disposal areas.

East St. Louis, IL—Alcoa has an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a ROD issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the Department of Justice lodged a consent decree on behalf of the EPA for Alcoa to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the Department of Justice. As a result, Alcoa began construction in March 2014; this project is expected to be completed by mid-2015. At June 30, 2014, the reserve balance associated with this matter was $22. The majority of the project funding is expected to be spent between 2014 and 2015.

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

In January 2014, in anticipation of Alcoa reaching a final administrative agreement with the MOE, Alcoa and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, Alcoa and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin in the second half of 2014 and continue through the end of 2015. Based on the final agreement with Ligestra, Alcoa’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved.

Separately, in 2009, due to additional information derived from the site investigations conducted at Portovesme, Alcoa increased the reserve by $3. In November 2011, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra nor the proposal to the MOE resulted in a change to the reserve for Portovesme. In November 2013, the MOE rejected the proposed soil remediation project and requested a revised project be submitted. In May 2014, Trasformazioni and Ligestra submitted a revised soil remediation project that addressed certain stakeholders’ concerns. Alcoa increased the reserve by $3 in the 2014 second quarter to reflect the estimated higher costs associated with the revised soil remediation project, as well as current operating and maintenance costs of the Portovesme site. The ultimate outcome of this matter may result in a change to the existing reserve for Portovesme.

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

The combined assessments total $330 (€242). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

Between 2000 and 2002, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In June 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At June 30, 2014, the assessment totaled $57 (R$125), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $915, including $29 and $83 in the 2014 second quarter and six-month period, respectively, towards the $1,100 commitment. As of June 30, 2014 and December 31, 2013, the carrying value of Alcoa’s investment in this project was $968 and $951, respectively.

The smelting and rolling mill companies have project financing totaling $4,515, of which $1,133 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through June 2017 and December 2018, respectively, (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $121 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At June 30, 2014 and December 31, 2013, the combined fair value of the guarantees was $8 and $10, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the mining and refining company. Also, in January 2014, the mining and refining company entered into additional project financing totaling $240, of which $60 represents AWAC’s share. In conjunction with the financings, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through June 2019 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $67 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At June 30, 2014 and December 31, 2013, the combined fair value of the guarantees was $3 and $4, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC.

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

Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. One of these projects is known as Estreito, which reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,350 (R$5,170) and Alumínio’s share is approximately $600 (R$1,320). As of June 30, 2014, approximately $580 (R$1,270) of Alumínio’s commitment was expended on the project.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $32 (A$33) was made through June 30, 2014, including $1 (A$2) and $3 (A$4) in the 2014 second quarter and six-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At June 30, 2014, Alcoa has an asset of $335 (A$356) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $470 (A$500) as of June 30, 2014.

I. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Equity loss	$30	$10	$68	$22
Interest income	(6)	(4)	(10)	(8)
Foreign currency (gains) losses, net	(3)	(5)	5	(11)
Net gain from asset sales	(2)	(1)	(29)	(6)
Net (gain) loss on mark-to-market derivative contracts (O)	(8)	16	(3)	(1)
Other, net	(6)	3	(1)	(4)

	$5	$19	$30	$(8)

J. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Second quarter ended June 30, 2014
Sales:
Third-party sales	$761	$1,659	$1,860	$1,502	$5,782
Intersegment sales	480	718	44	—	1,242

Total sales	$1,241	$2,377	$1,904	$1,502	$7,024

Profit and loss:
Equity loss	$(7)	$(17)	$(6)	$—	$(30)
Depreciation, depletion, and amortization	100	129	58	41	328
Income taxes	12	30	23	102	167
After-tax operating income (ATOI)	38	97	79	204	418
Second quarter ended June 30, 2013
Sales:
Third-party sales	$822	$1,620	$1,877	$1,468	$5,787
Intersegment sales	581	677	43	—	1,301

Total sales	$1,403	$2,297	$1,920	$1,468	$7,088

Profit and loss:
Equity loss	$(1)	$(7)	$(2)	$—	$(10)
Depreciation, depletion, and amortization	115	132	55	39	341
Income taxes	14	(25)	32	94	115
ATOI	64	(32)	79	193	304

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Six months ended June 30, 2014
Sales:
Third-party sales	$1,606	$3,083	$3,537	$2,945	$11,171
Intersegment sales	990	1,452	87	—	2,529

Total sales	$2,596	$4,535	$3,624	$2,945	$13,700

Profit and loss:
Equity loss	$(12)	$(45)	$(11)	$—	$(68)
Depreciation, depletion, and amortization	197	253	116	81	647
Income taxes	52	19	57	193	321
ATOI	130	82	138	393	743
Six months ended June 30, 2013
Sales:
Third-party sales	$1,648	$3,378	$3,656	$2,891	$11,573
Intersegment sales	1,176	1,404	94	—	2,674

Total sales	$2,824	$4,782	$3,750	$2,891	$14,247

Profit and loss:
Equity loss	$—	$(16)	$(6)	$—	$(22)
Depreciation, depletion, and amortization	224	267	112	79	682
Income taxes	28	(24)	71	178	253
ATOI	122	7	160	366	655

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total segment ATOI	$418	$304	$743	$655
Unallocated amounts (net of tax):
Impact of LIFO	(8)	5	(15)	3
Interest expense	(69)	(76)	(147)	(151)
Noncontrolling interests	9	29	28	8
Corporate expense	(70)	(71)	(137)	(138)
Restructuring and other charges	(77)	(211)	(398)	(216)
Other	(65)	(99)	(114)	(131)

Consolidated net income (loss) attributable to Alcoa	$138	$(119)	$(40)	$30

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Alcoa common shareholders	$138	$(119)	$(40)	$30
Less: preferred stock dividends declared	—	—	1	1

Net income (loss) available to Alcoa common shareholders – basic	138	(119)	(41)	29
Add: interest expense related to convertible notes	—	—	—	—

Net income (loss) available to Alcoa common shareholders – diluted	$138	$(119)	$(41)	$29

Average shares outstanding – basic	1,173	1,069	1,137	1,069
Effect of dilutive securities:
Stock options	6	—	—	2
Stock and performance awards	10	—	—	8
Convertible notes	—	—	—	—

Average shares outstanding – diluted	1,189	1,069	1,137	1,079

In the first quarter of 2014, holders of the convertible notes exercised their option to convert the notes into 89 million shares of Alcoa common stock (see Note G). As a result, for the 2014 second quarter, these 89 million shares were outstanding for the entire period and were included in both basic and diluted average shares outstanding. For the 2014 six-month period, these 89 million shares were outstanding for a portion of the period equivalent to a weighted average of 56 million shares. The 56 million shares were included in both basic and diluted average shares outstanding for the 2014 six-month period. For the portion of the 2014 six-month period that the convertible notes were still outstanding debt, a weighted average of the 89 million share equivalents (33 million) would have been included only in the diluted average shares outstanding if their effect was dilutive.

In the 2014 six-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a net loss. As a result, 33 million share equivalents related to convertible notes (see above), 19 million stock awards, and 31 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient net income in the 2014 six-month period, 33 million, 10 million, and 6 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In the 2013 second quarter, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a net loss. As a result, 89 million share equivalents related to convertible notes, 17 million stock awards, and 9 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient net income in the second quarter of 2013, 89 million, 8 million, and 1 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In the 2013 six-month period, 89 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive.

Options to purchase 3 million and 48 million shares of common stock at a weighted average exercise price of $16.24 and $10.77 per share were outstanding as of June 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

In June 2014, Alcoa entered into an agreement to purchase an aerospace jet engine components company. A portion of the purchase price will be paid in Alcoa common stock equivalent to 36,523,010 shares at a per share price of $13.69 (see Note E).

L. Income Taxes – The effective tax rate for the second quarter of 2014 and 2013 was 37.7% (provision on income) and 16.5% (provision on a loss), respectively.

The rate for the 2014 second quarter differs from the U.S. federal statutory rate of 35% primarily due to the U.S. tax impact of deemed distributions from otherwise lower tax rate foreign jurisdictions and operational income of certain foreign subsidiaries taxed in lower rate jurisdictions, mostly offset by a $20 favorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (partial reversal of the 2014 first quarter impact).

The rate for the 2013 second quarter differs (by (51.5) percentage points) from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter, restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Note D), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia.

The effective tax rate for the 2014 and 2013 six-month periods was 1.5% (provision on a loss) and 79.4% (provision on income), respectively.

The rate for the 2014 six-month period differs (by (36.5) percentage points) from the U.S. federal statutory rate of 35% primarily due to a $36 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014).

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

In December 2011, one of Alcoa’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. During 2013, the application was amended and re-filed. The deadline for the Brazilian government to deny the application was July 11, 2014. Since Alcoa did not receive notice that its application was denied, the tax holiday took effect automatically on July 12, 2014. As a result, the tax rate for this subsidiary will decrease significantly (from 34% to 15%), resulting in future cash tax savings over the 10-year holiday period (retroactively effective as of January 1, 2013). Additionally, a portion of the subsidiary’s net deferred tax asset that reverses within the holiday period will be remeasured at the new lower tax rate in the 2014 third quarter. This remeasurement will result in a decrease to this subsidiary’s net deferred tax asset and a noncash charge to earnings of approximately $60.

M. Receivables – Alcoa has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $50 up to a maximum of $500 for receivables sold. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. Alcoa has received net cash funding of $360 ($848 in draws and $488 in repayments) since the program’s inception, including $150 in the 2014 six-month period. As of June 30, 2014, the deferred purchase price receivable was $268, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. The gross amount of receivables sold and total cash collected under this program since its inception was $13,921 and $13,293, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

N. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2014	2013	2014	2013
Service cost	$42	$48	$83	$99
Interest cost	159	151	319	303
Expected return on plan assets	(195)	(198)	(388)	(396)
Recognized net actuarial loss	98	124	195	247
Amortization of prior service cost	5	5	9	10
Settlement*	—	—	—	2

Net periodic benefit cost	$109	$130	$218	$265

*	This amount was recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2014	2013	2014	2013
Service cost	$4	$5	$8	$9
Interest cost	29	29	58	57
Recognized net actuarial loss	3	8	6	17
Amortization of prior service benefit	(4)	(5)	(9)	(9)

Net periodic benefit cost	$32	$37	$63	$74

On June 6, 2014, the United Steelworkers ratified a new five-year labor agreement covering approximately 6,100 employees at 10 U.S. locations; the previous labor agreement expired on May 15, 2014. In the 2014 second quarter and six-month period, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $17 ($11 after-tax) and $18 ($12 after-tax), respectively, in Cost of goods sold on the accompanying Statement of Consolidated Operations for, among other items, business contingency costs and a one-time signing bonus for employees. Additionally, as a result of the provisions of the new labor agreement, a significant plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 4.80% at December 31, 2013 to 4.25% at May 31, 2014. The plan remeasurement resulted in an increase to both Alcoa’s pension liability of $100 and a combination of the plan’s unrecognized net actuarial loss and prior service cost (included in Accumulated other comprehensive loss) of $65 (after-tax). The plan remeasurement also resulted in a decrease to 2014 annual net periodic benefit cost of $13, of which $2 was recognized in the 2014 second quarter. The remaining $11 decrease will be recognized ratably over the second half of 2014.

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$5	$4
Aluminum contracts	3	7	9
Foreign exchange contracts	1	6	2
Interest rate contracts	2	9	9
Other noncurrent assets:
Aluminum contracts	3	17	16
Energy contracts	3	24	6
Interest rate contracts	2	21	23

Total derivatives designated as hedging instruments		$89	$69

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$116	$149
Other noncurrent assets:
Aluminum contracts	3	141	175

Total derivatives not designated as hedging instruments		$257	$324

Less margin held**:
Prepaid expenses and other current assets:
Interest rate contracts	2	$—	$3

Total Asset Derivatives		$346	$390

*	See the “Other” section within Note O for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$16	$45
Aluminum contracts	3	26	23
Foreign exchange contracts	1	4	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	6	14
Aluminum contracts	3	396	387

Total derivatives designated as hedging instruments		$448	$469

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$2	$4
Embedded credit derivative	3	2	2
Foreign exchange contracts	1	2	3
Other noncurrent liabilities and deferred credits:
Embedded credit derivative	3	12	19

Total derivatives not designated as hedging instruments		$18	$28

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$9	$18

Total Liability Derivatives		$457	$479

*	See the “Other” section within Note O for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross amounts recognized:
Aluminum contracts	$42	$40	$52	$81
Interest rate contracts	30	32	—	3

	$72	$72	$52	$84

Gross amounts offset:
Aluminum contracts*	$(37)	$(36)	$(37)	$(36)
Interest rate contracts**	—	(3)	—	(3)

	$(37)	$(39)	$(37)	$(39)

Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$5	$4	$15	$45
Interest rate contracts	30	29	—	—

	$35	$33	$15	$45

*	The amounts under Assets and Liabilities as of June 30, 2014 and December 31, 2013 include $9 and $18, respectively, of margin posted with counterparties.
**	The amounts under Assets and Liabilities as of December 31, 2013 represent margin held from the counterparty.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	June 30, 2014	December 31, 2013
Assets:
Level 1	$11	$6
Level 2	30	32
Level 3	305	355
Margin held	—	(3)

Total	$346	$390

Liabilities:
Level 1	$30	$66
Level 2	—	—
Level 3	436	431
Margin posted	(9)	(18)

Total	$457	$479

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
Second quarter ended June 30, 2014	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – March 31, 2014	$326	$11	$384	$20
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(6)	—
Cost of goods sold	(53)	—	—	—
Other expenses, net	—	5	—	(6)
Other comprehensive income	(9)	7	44	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Foreign currency translation	17	1	—	—

Closing balance – June 30, 2014	$281	$24	$422	$14

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2014:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other expenses, net	—	5	—	(6)

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
Six months ended June 30, 2014	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative
Opening balance – January 1, 2014	$349	$6	$410	$21
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(11)	—
Cost of goods sold	(111)	—	—	—
Other expenses, net	(1)	5	—	(7)
Other comprehensive income	—	12	23	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Foreign currency translation	44	1	—	—

Closing balance – June 30, 2014	$281	$24	$422	$14

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2014:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other expenses, net	(1)	5	—	(7)

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $131 as of June 30, 2014. The unrealized loss related to aluminum contracts recognized as liabilities was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

Also, included within Level 3 measurements is a derivative contract that will hedge the anticipated power requirements at Alcoa’s Portland smelter in Australia once the existing contract expires in 2016. This derivative hedges forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on this contract was recorded in Other comprehensive income on the accompanying Consolidated Balance Sheet until the designated hedge period begins in 2016. Once the hedge period begins, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value. Alcoa had a similar contract for its Point Henry smelter in Australia once the existing contract expires on July 31, 2014, but elected to terminate the new contract in early 2013. This election was available to Alcoa under the terms of the contract and was made due to a projection that suggested the contract would be uneconomical. Prior to termination, the new contract was accounted for in the same manner as the contract for the Portland smelter.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at June 30, 2014	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$—	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,871 per metric ton in 2014 to $2,141 per metric ton in 2018 Oil: $113 per barrel in 2014 to $99 per barrel in 2018
Aluminum contract	257	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,858 per metric ton in 2014 to $2,019 per metric ton in 2016 Foreign currency: A$1 = $0.94 in 2014 to $0.90 in 2016 CPI: 1982 base year of 100 and 236 in 2014 to 248 in 2016
Aluminum contract	24	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,846 per metric ton in 2014 to $2,183 per metric ton in 2019
Energy contracts	24	Discounted cash flow	Price of electricity beyond forward curve	$83 per megawatt hour in 2014 to $154 per megawatt hour in 2036
Liabilities:
Aluminum contracts	422	Discounted cash flow	Price of aluminum beyond forward curve	$2,453 per metric ton in 2023 to $2,594 per metric ton in 2027
Embedded credit derivative	14	Discounted cash flow	Credit spread between Alcoa and counterparty	0.73% to 1.61% (1.17% median)

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Aluminum contracts*	Sales	$19	$(59)	$(1)	$(130)
Interest rate contracts	Interest expense	2	2	5	5

Total		$21	$(57)	$4	$(125)

*	In the second quarter and six months ended June 30, 2014, the loss recognized in earnings includes a gain of $7 and a loss of $13, respectively, related to the ineffective portion of the hedging relationships. In both the second quarter and six months ended June 30, 2013, the loss recognized in earnings includes a gain of $4 related to the ineffective portion of the hedging relationships.

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Second quarter ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Aluminum contracts	Sales	$(12)	$63	$(12)	$134
Interest rate contracts	Interest expense	(2)	(2)	(5)	(5)

Total		$(14)	$61	$(17)	$129

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of June 30, 2014, Alcoa had 268,000 metric tons of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2014 to 2018.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of June 30, 2014, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018.

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

										Location of Gain or
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				(Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,			Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013		2014	2013	2014	2013		2014	2013	2014	2013
Aluminum contracts	$(42)	$74	$(19)	$178	Sales	$(5)	$(1)	$(9)	$(7)	Other expenses (income), net	$(1)	$(2)	$(1)	$(2)
Energy contracts	13	(3)	15	(1)	Cost of goods sold	—	—	—	—	Other expenses (income), net	5	—	5	—
Foreign exchange contracts	—	(2)	2	(2)	Sales	1	—	1	—	Other expenses (income), net	—	—	—	—
Interest rate contracts	—	—	—	—	Interest expense	(1)	(1)	(1)	(1)	Other expenses (income), net	—	—	—	—
Interest rate contracts	1	—	2	1	Other expenses (income), net	—	—	—	—	Other expenses (income), net	—	—	—	—

Total	$(28)	$69	$—	$176		$(5)	$(2)	$(9)	$(8)		$4	$(2)	$4	$(2)

*	Assuming market rates remain constant with the rates at June 30, 2014, a loss of $16 is expected to be recognized in earnings over the next 12 months.
**	For both the second quarter and six months ended June 30, 2014, the amount of gain or (loss) recognized in earnings represents $5 related to the ineffective portion of the hedging relationships. There was also $(1) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for both the second quarter and six months ended June 30, 2014. For both the second quarter and six months ended June 30, 2013, there was no ineffectiveness related to the derivatives in cash flow hedging relationships. There was $(2) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for both the second quarter and six months ended June 30, 2013.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of June 30, 2014. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2015.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	June 30, 2014	December 31, 2013
Aluminum contracts (000 metric tons)	780	841
Energy contracts:
Electricity (megawatt hours)	59,409,328	59,409,328
Natural gas (million British thermal units)	20,200,000	19,980,000
Foreign exchange contracts	$789	$335

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Second quarter ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Aluminum contracts	Sales	$1	$(3)	$(4)	$(7)
Aluminum contracts	Other expenses (income), net	(1)	(7)	(1)	15
Embedded credit derivative	Other expenses (income), net	6	(7)	7	(9)
Foreign exchange contracts	Other expenses (income), net	3	(2)	(3)	(5)

Total		$9	$(19)	$(1)	$(6)

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

Alcoa has a forward contract to purchase $55 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan due in August 2014. Also, in December 2013, Alcoa entered into a forward contract to purchase $231 (R$543) to mitigate the foreign currency risk associated with a potential future transaction denominated in Brazilian reais. This contract expired on March 31, 2014 and a loss of $4 was recognized in the 2014 six-month period. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,183	$1,183	$1,437	$1,437
Restricted cash	15	15	18	18
Noncurrent receivables	19	19	19	19
Available-for-sale securities	125	125	119	119
Short-term borrowings	133	133	57	57
Commercial paper	223	223	—	—
Long-term debt due within one year	87	87	655	1,040
Long-term debt, less amount due within one year	7,612	8,271	7,607	7,863

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

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2014, and the related statements of consolidated operations, consolidated comprehensive income (loss), and changes in consolidated equity for each of the three-month and six-month periods ended June 30, 2014 and 2013, and the statement of consolidated cash flows for the six-month periods ended June 30, 2014 and 2013. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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
July 24, 2014

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$5,836	$5,849	$11,290	$11,682
Net income (loss) attributable to Alcoa common shareholders	$138	$(119)	$(40)	$30
Diluted earnings per share attributable to Alcoa common shareholders	$0.12	$(0.11)	$(0.04)	$0.03
Shipments of alumina (kmt)	2,361	2,328	5,010	4,785
Shipments of aluminum products (kmt)	1,217	1,268	2,373	2,492
Alcoa’s average realized price per metric ton of primary aluminum	$2,291	$2,237	$2,246	$2,318

Net income attributable to Alcoa was $138, or $0.12 per diluted share, in the 2014 second quarter compared with Net loss attributable to Alcoa of $119, or $0.11 per share, in the 2013 second quarter. The improvement in results of $257 was primarily the result of net productivity improvements, higher energy sales, and the absence of a charge for a legal matter. These positive impacts were partially offset by higher costs for most inputs and an unfavorable change in income taxes due to a change from a pretax loss to pretax income.

Net loss attributable to Alcoa was $40, or $0.04 per share, in the 2014 six-month period compared with Net income attributable to Alcoa of $30, or $0.03 per share, in the 2013 six-month period. The decline in results of $70 was primarily the result of higher restructuring charges related to capacity reductions, lower realized prices for aluminum and alumina, and higher costs for most inputs. These negative impacts were mostly offset by net productivity improvements, higher energy sales, net favorable foreign currency movements, the absence of a charge for a legal matter, and a favorable change in income taxes due to a change from pretax income to a pretax loss.

Sales were flat in the 2014 second quarter and declined $392, or 3%, in the 2014 six-month period compared to the same periods in 2013.

In the 2014 second quarter, lower primary aluminum volumes due to curtailed and shutdown smelter capacity and unfavorable product mix in the midstream segment were offset by higher energy sales resulting from excess power due to curtailed smelter capacity, higher volumes in the midstream and downstream segments, and an increase in the average realized price for aluminum.

The decrease in the 2014 six-month period was mainly caused by lower primary aluminum volumes, including those related to curtailed and shutdown smelter capacity; a decline in the average realized price for both aluminum and alumina, driven by lower London Metal Exchange (LME) prices; and unfavorable pricing and product mix in the midstream segment. These negative impacts were partially offset by higher volumes in all other segments and higher energy sales resulting from excess power due to curtailed smelter capacity.

Cost of goods sold (COGS) as a percentage of Sales was 81.6% in the 2014 second quarter and 82.0% in the 2014 six-month period compared with 84.3% in the 2013 second quarter and 83.7% in the 2013 six-month period.

In both periods, the percentage was positively impacted by net productivity improvements across all segments, the previously mentioned higher energy sales, lower costs for caustic and carbon, and the absence of costs related to a planned maintenance outage in 2013 at a power plant in Australia. These items were partially offset by higher costs for bauxite, labor, maintenance, and transportation, and costs related to a new labor agreement that covers employees at 10 locations in the United States (see below).

The percentage in the 2014 second quarter was also favorably impacted by an increase in the average realized price for aluminum, while the percentage in the 2014 six-month period was also unfavorably impacted by a decrease in realized prices for three of the four segments and write-offs of inventory related to the decisions to permanently shut down certain smelter and rolling mill capacity (difference of $27 – see Restructuring and other charges below).

On June 6, 2014, the United Steelworkers ratified a new five-year labor agreement covering approximately 6,100 employees at 10 U.S. locations; the previous labor agreement expired on May 15, 2014. In the 2014 second quarter and six-month period, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $17 ($11 after-tax) and $18 ($12 after-tax), respectively, in Cost of goods sold for, among other items, business contingency costs and a one-time signing bonus for employees. Additionally, as a result of the provisions of the new labor agreement, a significant plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, which resulted in a decrease to 2014 annual net periodic benefit cost of $13, of which $2 was recognized in the 2014 second quarter. The remaining $11 decrease will be recognized ratably over the second half of 2014.

Selling, general administrative, and other expenses (SG&A) decreased $9 and $24 in the 2014 second quarter and six-month period, respectively, compared to the corresponding periods in 2013. The decline in both periods was primarily driven by lower expenses for professional and legal fees and contract services, partially offset by higher labor costs and fees associated with a planned acquisition of an aerospace business ($13) (see Engineered Products and Solutions under Segment Information below). SG&A as a percentage of Sales decreased from 4.3% in the 2013 second quarter to 4.2% in the 2014 second quarter, and was unchanged at 4.3% in both the 2013 six-month period and the 2014 six-month period.

Restructuring and other charges were $110 ($54 after-tax and noncontrolling interests) and $571 ($328 after-tax and noncontrolling interests) in the 2014 second quarter and six-month period, respectively.

In the 2014 second quarter, Restructuring and other charges included $107 ($51 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below) and $3 ($3 after-tax) for other miscellaneous items, including layoff costs for the separation of approximately 75 employees (30 in the Global Rolled Products segment, 30 in Corporate, and 15 in the other three segments combined).

In the 2014 six-month period, Restructuring and other charges included $443 ($240 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $68 ($44 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $17 ($11 after-tax) for layoff costs, including the separation of approximately 245 employees (115 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, 10 in the Alumina and Primary Metals segments combined, and 90 in Corporate); $17 ($11 after-tax) of charges for other miscellaneous items; and $7 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2014 first quarter, management approved the permanent shutdown and demolition of the remaining capacity (84 kmt-per-year) at the Massena East smelter in New York and the full capacity (190 kmt-per-year) at the Point Henry smelter in Australia. The capacity at Massena East was fully shut down by the end of the first quarter of 2014 and the Point Henry smelter is expected to be shut down in August 2014. Demolition and remediation activities related to both the Massena East and Point Henry smelters will begin in the second half of 2014 and are expected to be completed by the end of 2020 and 2018, respectively.

The decisions on the Massena East and Point Henry smelters are part of a 15-month review of 460 kmt of smelting capacity initiated by management in the 2013 second quarter for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter has no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter, both in Brazil. These curtailments were completed by the end of May 2014. As a result of these curtailments, production at the Poços de Caldas refinery was reduced (200 kmt-per-year), which was completed by the end of the 2014 second quarter.

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

In the 2014 second quarter and six-month period, costs related to the shutdown and curtailment actions included $4 and $137, respectively, for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); accelerated depreciation of $91 and $150, respectively, related to the three facilities in Australia as they continue to operate during 2014; and $10 and $133, respectively, in other exit costs. Additionally, the costs in the 2014 six-month period also include asset impairments of $91, representing the write-off of the remaining book value of all related properties, plants, and equipment. Furthermore in the 2014 six-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $34 ($20 after-tax and noncontrolling interest), respectively, which was recorded in Cost of goods sold. The other exit costs of $133 in the 2014 six-month period represent $55 in asset retirement obligations and $38 in environmental remediation, both triggered by the decisions to permanently shut down and demolish the aforementioned structures in the U.S. and Australia, and $40 in other related costs, including supplier and customer contract-related costs. Additional charges of approximately $110 are expected to be recognized throughout the remainder of 2014 related to these shutdown actions in Australia.

Restructuring and other charges were $244 ($170 after-tax and noncontrolling interests) and $251 ($175 after-tax and noncontrolling interests) in the 2013 second quarter and six-month period, respectively.

In the 2013 second quarter, Restructuring and other charges included $103 ($62 after noncontrolling interest) related to a legal matter; $86 ($70 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at two non-U.S. locations (see below); $29 ($19 after-tax) for asset impairments and related costs for retirements of previously idled structures; $24 ($18 after-tax and noncontrolling interests) for the layoff of approximately 470 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 55 in the Primary Metals segment, and 45 in Corporate); a charge of $4 ($2 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 six-month period, Restructuring and other charges included $218 ($151 after-tax and noncontrolling interests) for the previously mentioned legal matter, exit costs at two non-U.S. locations, and retirements of previously idled structures combined; $27 ($20 after-tax and noncontrolling interests) for layoff costs, including the separation of approximately 530 employees (190 in the Global Rolled Products segment, 180 in the Engineered Products and Solutions segment, 115 in the Primary Metals segment, and 45 in Corporate) and a pension plan settlement charge related to previously separated employees; a charge of $8 ($5 after-tax) for other miscellaneous items; and $2 ($1 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

In the 2013 second quarter, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105 kmt-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280 kmt-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44 kmt-per-year). The two Soderberg lines at Baie Comeau were fully shut down by the end of September 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to the two Soderberg lines and the Fusina smelter began in the fourth quarter of 2013 and are expected to be completed by the end of 2015 and 2017, respectively.

The decision on the two Soderberg lines was part of a 15-month review of 460 kmt of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter was in addition to the capacity being reviewed. Factors leading to both decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs.

In both the 2013 second quarter and six-month period, exit costs related to these actions included accelerated depreciation of $23 (Baie Comeau) and asset impairments of $14 (Fusina) representing the write-off of the remaining book value of all related properties, plants, and equipment, and $49 in other exit costs. Additionally, in both the 2013 second quarter and six-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $7 ($5 after-tax), which was recorded in Cost of goods sold. The other exit costs of $49 represent $44 in asset retirement obligations and $5 in environmental remediation, both triggered by the decisions to permanently shut down and demolish these structures.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Alumina	$—	$—	$7	$—
Primary Metals	84	94	415	94
Global Rolled Products	23	7	113	10
Engineered Products and Solutions	—	19	4	22

Segment total	107	120	539	126
Corporate	3	124	32	125

Total restructuring and other charges	$110	$244	$571	$251

As of June 30, 2014, approximately 745 of the 2,075 employees associated with 2014 restructuring programs and approximately 1,350 of the 1,660 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2014 and 2013 restructuring programs are expected to be completed by the end of 2014.

In the 2014 second quarter and six-month period, cash payments of $22 and $23, respectively, were made against the layoff reserves related to the 2014 restructuring programs and $8 and $32, respectively, were made against the layoff reserves related to the 2013 restructuring programs.

Interest expense declined $13, or 11%, in the 2014 second quarter and $8, or 3%, in the 2014 six-month period compared to the corresponding periods in 2013. In both periods, the decrease was principally the result of a 10% (second quarter) and an 8% (six months) lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and the March 2014 extinguishment of $575 in 5.25% Convertible Notes, and lower amortization of debt-related costs due to the extinguishment of the aforementioned convertible notes. These positive impacts were partially offset in the 2014 second quarter and mostly offset in the 2014 six-month period by lower capitalized interest ($10 and $23, respectively).

Other expenses, net was $5 in the 2014 second quarter compared with $19 in the 2013 second quarter, and Other expenses, net was $30 in the 2014 six-month period compared to Other income, net of $8 in the 2013 six-month period.

The change in the 2014 second quarter was primarily due to a net favorable change in mark-to-market derivative contracts ($24), partially offset by a higher equity loss related to Alcoa’s share of the joint venture in Saudi Arabia due to start-up costs of the entire complex, including restart costs for one of the smelter potlines that was previously shut down due to a period of instability.

In the 2014 six-month period, the change was mainly the result of a higher equity loss related to Alcoa’s share of the joint venture in Saudi Arabia due to start-up costs of the entire complex, including restart costs for one of the smelter potlines that was previously shut down due to a period of instability, a net unfavorable change in mark-to-market derivative aluminum contracts ($16), and net unfavorable foreign currency movements ($16). These negative impacts were partially offset by a gain on the sale of a mining interest in Suriname ($28) and a net favorable change in other mark-to-market derivative contracts ($18).

The effective tax rate for the second quarter of 2014 and 2013 was 37.7% (provision on income) and 16.5% (provision on a loss), respectively.

The rate for the 2014 second quarter differs from the U.S. federal statutory rate of 35% primarily due to the U.S. tax impact of deemed distributions from otherwise lower tax rate foreign jurisdictions and operational income of certain foreign subsidiaries taxed in lower rate jurisdictions, mostly offset by a $20 favorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (partial reversal of the 2014 first quarter impact).

The rate for the 2013 second quarter differs (by (51.5) percentage points) from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter, restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia.

The effective tax rate for the 2014 and 2013 six-month periods was 1.5% (provision on a loss) and 79.4% (provision on income), respectively.

The rate for the 2014 six-month period differs (by (36.5) percentage points) from the U.S. federal statutory rate of 35% primarily due to a $36 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014).

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

In December 2011, one of Alcoa’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. During 2013, the application was amended and re-filed. The deadline for the Brazilian government to deny the application was July 11, 2014. Since Alcoa did not receive notice that its application was denied, the tax holiday took effect automatically on July 12, 2014. As a result, the tax rate for this subsidiary will decrease significantly (from 34% to 15%), resulting in future cash tax savings over the 10-year holiday period (retroactively effective as of January 1, 2013). Additionally, a portion of the subsidiary’s net deferred tax asset that reverses within the holiday period will be remeasured at the new lower tax rate in the 2014 third quarter. This remeasurement will result in a decrease to this subsidiary’s net deferred tax asset and a noncash charge to earnings of approximately $60.

Net loss attributable to noncontrolling interests was $9 in the 2014 second quarter and $28 in the 2014 six-month period compared with $29 in the 2013 second quarter and $8 in the 2013 six-month period. The change in both periods was mostly due to the results of Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited. In the 2014 second quarter, AWAC generated a smaller loss compared to the same period in 2013 mainly driven by the absence of a $103 charge for a legal matter, partially offset by additional restructuring and other charges associated with management’s decision in the 2014 first quarter to permanently shut down the Point Henry smelter in Australia (see Restructuring and other charges above and Primary Metals under Segment Information below). AWAC generated a higher loss in the 2014 six-month period compared with the corresponding period in 2013 largely attributable to restructuring and other charges associated with the decision to permanently shut down the Point Henry smelter, partially offset by the absence of the previously mentioned charge for a legal matter.

In both the 2013 second quarter and six-month period, Alumina Limited’s share of the charge for a legal matter was included in Net loss attributable to noncontrolling interests at 40%. Subsequently, in the 2013 fourth quarter, Alumina Limited’s share of this charge was reduced to 15% based on a cost allocation agreement between Alcoa and Alumina Limited reached in 2012 as a result of meeting certain criteria at the time the legal matter was resolved in January 2014. Consequently, a credit of $26 was reflected in Net loss attributable to noncontrolling interests in the 2013 fourth quarter equivalent to the difference of Alumina Limited’s ownership interest and the stated percentage in the cost allocation agreement.

Segment Information

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Alumina production (kmt)	4,077	4,161	8,249	8,155
Third-party alumina shipments (kmt)	2,361	2,328	5,010	4,785

Alcoa’s average realized price per metric ton of alumina	$318	$347	$316	$339
Alcoa’s average cost per metric ton of alumina*	$290	$305	$284	$305

Third-party sales	$761	$822	$1,606	$1,648
Intersegment sales	480	581	990	1,176

Total sales	$1,241	$1,403	$2,596	$2,824

ATOI	$38	$64	$130	$122

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production decreased 2% in the 2014 second quarter and increased 1% in the 2014 six-month period compared with the corresponding periods in 2013. The decline in the 2014 second quarter was largely attributable to lower production at the Point Comfort (TX) (weather-related interruption), Poços de Caldas (Brazil), and San

Ciprian (Spain) refineries, somewhat offset by higher production at the refineries in Australia. In the 2014 six-month period, the improvement was due to higher production at every refinery in the global system, except for Poços de Caldas and San Ciprian. The Poços de Caldas refinery started to reduce production near the end of the 2014 first quarter in response to the decision to fully curtail the Poços de Caldas smelter by the end of May 2014 (see Primary Metals below). As a result, management reduced the alumina production at the Poços de Caldas refinery by approximately 200 kmt-per-year by the end of the 2014 second quarter.

Third-party sales for the Alumina segment declined 7% and 3% in the 2014 second quarter and six-month period, respectively, compared with the same periods in 2013. In both periods, the decrease was primarily due to a reduction in buy/resell activity, unfavorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia, and an 8% (second quarter) and a 7% (six months) decline in average realized price. The negative impacts in the 2014 six-month period were partially offset by an improvement of 5% in volume. The change in average realized price was driven by a 6% (second quarter) and 11% (six months) lower average LME price for those customer shipments still linked to the LME (35%), mostly offset by higher alumina index/spot pricing for all other customer shipments (65%).

Intersegment sales decreased 17% in the 2014 second quarter and 16% in the 2014 six-month period compared to the corresponding periods in 2013 due to lower demand from the Primary Metals segment and lower realized price.

ATOI for this segment declined $26 in the 2014 second quarter and increased $8 in the 2014 six-month period compared to the same periods in 2013.

The decrease in the 2014 second quarter was principally driven by higher input costs, including natural gas (particularly higher prices in Australia), bauxite (mainly due to a new mining site in Suriname), and labor and maintenance; and the previously mentioned decline in average realized price. These negative impacts were partially offset by net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, net productivity improvements, and lower costs for caustic.

In the 2014 six-month period, the improvement was primarily the result of net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, net productivity improvements, lower costs for caustic, and a gain on the sale of a mining interest in Suriname ($18). These positive impacts were partially offset by higher input costs, including bauxite (mainly due to a new mining site in Suriname), natural gas (particularly higher prices in Australia), and labor and maintenance; and the previously mentioned decline in average realized price.

In the third quarter of 2014, alumina production is expected to increase at the refineries in Australia due to increased efficiencies, partially offset by the reduction at the Poços de Caldas refinery (see above). Also, net productivity improvements are anticipated while a higher equity loss related to the joint venture in Saudi Arabia due to the ramp-up of pre-operational activities and higher energy prices in Australia are expected.

Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Aluminum production (kmt)	795	896	1,634	1,787
Third-party aluminum shipments (kmt)	638	693	1,255	1,398

Alcoa’s average realized price per metric ton of aluminum*	$2,291	$2,237	$2,246	$2,318
Alcoa’s average cost per metric ton of aluminum**	$2,235	$2,230	$2,196	$2,257

Third-party sales	$1,659	$1,620	$3,083	$3,378
Intersegment sales	718	677	1,452	1,404

Total sales	$2,377	$2,297	$4,535	$4,782

ATOI	$97	$(32)	$82	$7

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

At June 30, 2014, Alcoa had 803 kmt of idle capacity on a base capacity of 3,935 kmt. In the 2014 second quarter, idle capacity increased by 128 kmt compared to March 31, 2014 due to the temporary curtailment of 124 kmt combined at two smelters in Brazil (see below) and a 4 kmt pot adjustment in Spain. Base capacity declined 18 kmt between June 30, 2014 and March 31, 2014 due to the permanent closure of certain pots at a smelter in Australia (see below).

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

The permanent shutdowns are comprised of the remaining capacity (84 kmt-per-year) at the Massena East smelter and the full capacity (190 kmt-per-year) at the Point Henry (Australia) smelter. The remaining capacity of the Massena East smelter represented two Soderberg potlines that were no longer competitive. This shutdown was completed by the end of the 2014 second quarter. For Point Henry, management determined that the smelter has no prospect of becoming financially viable. The shutdown of the Point Henry smelter will be completed in August 2014 (18 kmt of capacity was shutdown in the 2014 second quarter).

The temporary curtailments are comprised of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter. The process of curtailing this additional capacity began in March 2014 and was completed by the end of May 2014.

See Restructuring and other charges under Results of Operations above for a description of the associated charges.

Aluminum production decreased 11% and 9% in the 2014 second quarter and six-month period, respectively, compared with the corresponding periods in 2013. In both periods, the decline was the result of lower production at the four smelters impacted by the 2013 and 2014 capacity reductions described above.

Third-party sales for the Primary Metals segment increased 2% in the 2014 second quarter and decreased 9% in the 2014 six-month period compared with the same periods in 2013.

The improvement in the 2014 second quarter was mainly attributable to higher energy sales resulting from excess power due to curtailed smelter capacity, primarily in Brazil, a 2% increase in average realized aluminum price, and higher buy/resell activity, partially offset by lower volumes due to the four smelters impacted by the 2013 and 2014 capacity reductions. The change in average realized price was driven by higher regional premiums, which increased by an average of 63% in the U.S. and 41% in Europe, somewhat offset by a 5% lower average LME price (on 15-day lag).

In the 2014 six-month period, the decline was mostly the result of lower volumes, including from the four smelters impacted by the 2013 and 2014 capacity reductions, and a 3% decrease in average realized aluminum price, somewhat offset by higher energy sales resulting from excess power due to curtailed smelter capacity, primarily in Brazil, and higher buy/resell activity. The change in average realized price was driven by a 10% lower average LME price (on 15-day lag), partially offset by higher regional premiums, which increased by an average of 66% in the U.S. and 30% in Europe.

Intersegment sales increased 6% and 3% in the 2014 second quarter and six-month period, respectively, compared to the corresponding periods in 2013 due to higher demand from the midstream business. The positive impact in the 2014 six-month period was partially offset by a decrease in realized price, driven by a lower LME price.

ATOI for this segment improved $129 in the 2014 second quarter and $75 in the 2014 six-month period compared to the same periods in 2013.

The increase in the 2014 second quarter was principally due to net productivity improvements, the previously mentioned energy sales in Brazil, a higher average realized aluminum price, lower costs for alumina and carbon, and the absence of costs related to a planned maintenance outage in 2013 at a power plant in Australia.

In the 2014 six-month period, the improvement was primarily driven by the previously mentioned energy sales in Brazil; net productivity improvements; lower costs for alumina and carbon; net favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar, Brazilian real, and Canadian dollar; and the absence of costs related to a planned maintenance outage in 2013 at a power plant in Australia. These positive impacts were partially offset by a drop in the average realized aluminum price, a higher equity loss related to the joint venture in Saudi Arabia due to restart costs for one of the potlines (full restart was achieved in the 2014 second quarter) that was previously shut down due to a period of instability, as well as normal smelter start-up costs, and a write-off of inventory related to the decisions to permanently shut down the Point Henry and Massena East smelters ($14).

In the third quarter of 2014, aluminum production will decline due to the closure of the Point Henry and Massena East smelters and the curtailments of additional capacity at the smelters in Brazil (see above). Also, the average realized price will follow a 15-day lag to LME prices and is expected to benefit from higher regional and product premiums. Additionally, net productivity improvements are anticipated and higher energy sales resulting from excess power due to curtailed smelter capacity in Brazil is expected.

Global Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Third-party aluminum shipments (kmt)	504	502	971	952

Alcoa’s average realized price per metric ton of aluminum	$3,690	$3,742	$3,642	$3,842

Third-party sales	$1,860	$1,877	$3,537	$3,656
Intersegment sales	44	43	87	94

Total sales	$1,904	$1,920	$3,624	$3,750

ATOI	$79	$79	$138	$160

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

Third-party sales for the Global Rolled Products segment decreased 1% and 3% in the 2014 second quarter and six-month period, respectively, compared with the corresponding periods in 2013.

The decline in the 2014 second quarter was mainly caused by unfavorable aerospace product mix and unfavorable foreign currency movements, due to a weaker Russian ruble and Australian dollar, partially offset by increased demand. Volume improvements occurred in most end markets, particularly commercial transportation and automotive, partially offset by lower demand in the packaging end market.

In the 2014 six-month period, the decrease was principally the result of unfavorable (i) pricing, mostly due to a decrease in metal prices overall and market pressures in the North American packaging end market, (ii) aerospace product mix, and (iii) foreign currency movements, due to a weaker Russian ruble and Australian dollar, somewhat offset by increased demand. Volume improvements were mostly due to the commercial transportation, automotive, and building and construction end markets.

ATOI for this segment was flat in the 2014 second quarter and declined $22 in the 2014 six-month period compared to the same periods in 2013.

In the 2014 second quarter, net productivity improvements across most businesses and lower costs for metal (lower LME levels partially offset by higher premiums) were offset by higher input costs, including labor, maintenance, and transportation, a larger equity loss due to start-up costs related to the rolling mill at the joint venture in Saudi Arabia, and costs (business continuity and contract specific) related to a new labor agreement that covers employees at three rolling mills in the United States ($4) (see Cost of goods sold under Results of Operations above).

The decrease in the 2014 six-month period was primarily driven by unfavorable pricing, principally related to market pressures in the North American packaging end market; higher input costs, including labor, maintenance, and transportation; a write-off of inventory related to the decision to permanently shut down the Point Henry and Yennora rolling mills ($9); a larger equity loss due to start-up costs related to the rolling mill at the joint venture in Saudi Arabia; and the previously mentioned costs related to a new labor agreement in the United States. These items were partially offset by net productivity improvements across all businesses and lower costs for metal (lower LME levels partially offset by higher premiums).

In the third quarter of 2014, demand in the automotive end market is expected to remain strong while pricing pressure in the packaging end market will continue. Also, net productivity improvements are anticipated and the automotive expansion at the Davenport, IA facility will ramp-up.

Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Third-party aluminum shipments (kmt)	62	58	120	113

Third-party sales	$1,502	$1,468	$2,945	$2,891

ATOI	$204	$193	$393	$366

On June 25, 2014, Alcoa signed a definitive agreement to acquire Firth Rixson, a global leader in aerospace jet engine components, from Oak Hill Capital Partners for $2,850. The purpose of this acquisition is to strengthen Alcoa’s aerospace business and position the Company to capture additional aerospace growth with a broader range of high-growth, value-add jet engine components. Alcoa expects to realize cost savings of more than $100 by 2019 due to synergies derived from purchasing and productivity improvements, optimizing internal metal supply, and leveraging Alcoa’s global shared services. This transaction is expected to be neutral to earnings in 2015 and accretive thereafter. Firth Rixson generated $1,000 in sales in 2013 and will be included within Alcoa’s Engineered Products and Solutions segment. The transaction is subject to customary conditions and regulatory approvals and is expected to close by the end of 2014.

Third-party sales for the Engineered Products and Solutions segment increased 2% in both the 2014 second quarter and six-month period compared with the corresponding periods in 2013, mostly due to higher volumes related to the commercial aerospace and commercial transportation end markets, partially offset by lower volumes in the industrial gas turbine and defense (aerospace-related) end markets.

ATOI for this segment improved $11 in the 2014 second quarter and $27 in the 2014 six-month period compared to the same periods in 2013, mainly the result of net productivity improvements across most businesses, partially offset by higher costs, primarily labor.

In the third quarter of 2014, the commercial aerospace end market is expected to remain strong. Also, continued net productivity improvements and share gains through innovation are anticipated.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total segment ATOI	$418	$304	$743	$655
Unallocated amounts (net of tax):
Impact of LIFO	(8)	5	(15)	3
Interest expense	(69)	(76)	(147)	(151)
Noncontrolling interests	9	29	28	8
Corporate expense	(70)	(71)	(137)	(138)
Restructuring and other charges	(77)	(211)	(398)	(216)
Other	(65)	(99)	(114)	(131)

Consolidated net income (loss) attributable to Alcoa	$138	$(119)	$(40)	$30

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2014 second quarter and six-month period compared with the corresponding periods in 2013 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to higher prices for aluminum, driven by both higher LME levels and regional premiums (increase in price at June 30, 2014 indexed to December 31, 2013 compared to a decrease in price at June 30, 2013 indexed to December 31, 2012);

•	a decrease in Interest expense, principally caused by a 10% (second quarter) and an 8% (six months) lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and the March 2014 extinguishment of $575 in 5.25% Convertible Notes, and lower amortization of debt-related costs due to the extinguishment of the aforementioned convertible notes, partially offset in the 2014 second quarter and mostly offset in the 2014 six-month period by lower capitalized interest ($7 and $15, respectively);

•	a change in Noncontrolling interests, due to the change in results at AWAC, principally driven by, in the 2014 second quarter, the absence of a charge for a legal matter, partially offset by additional restructuring and other charges associated with management’s decision in the 2014 first quarter to permanently shut down the Point Henry smelter in Australia; and in the 2014 six-month period, restructuring and other charges associated with the decision to permanently shut down the Point Henry smelter, partially offset by the absence of the previously mentioned charge for a legal matter;

•	a decrease in Restructuring and other charges, in the 2014 second quarter, mostly caused by the absence of a charge for a legal matter ($103); and an increase in Restructuring and other charges, in the 2014 six-month period, primarily the result of higher costs related to decisions to permanently shut down and/or temporarily curtail refinery, smelter and/or rolling mill capacity, somewhat offset by the absence of the previously mentioned charge for a legal matter; and

•	a change in Other, mostly driven by, in the 2014 second quarter, a favorable tax impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized ($19) and a net favorable change in mark-to-market derivative contracts ($16), partially offset by an unfavorable tax impact resulting from the difference between Alcoa’s consolidated estimated annual effective tax rate and the statutory rates applicable to restructuring and other charges ($24); and in the 2014 six-month period, a favorable tax impact resulting from the difference between Alcoa’s consolidated estimated annual effective tax rate and the statutory rates applicable to restructuring and other charges ($48) and a net favorable change in a number of discrete tax items ($23), partially offset by an unfavorable tax impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized ($40) and the absence of a discrete income tax benefit related to the American Taxpayer Relief Act of 2012 ($19).

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $33 in the 2014 six-month period compared with cash provided from operations of $444 in the same period of 2013. The decline in cash from operations of $477 was principally due to a negative change associated with working capital of $543 and higher pension contributions of $101, somewhat offset by higher operating results (net (loss) income plus net add-back for noncash transactions in earnings).

The components of the negative change in working capital were as follows: a favorable change of $150 in receivables, primarily related to higher net cash funding of $145 from a customer receivables sale program; a negative change of $282 in inventories, largely attributable to inventory build for (i) the ramp-up of automotive production at the Davenport, IA plant, (ii) overall sales expectations for the 2014 third quarter, (iii) business continuity planning related to the recently-completed labor negotiations in the United States, and (iv) customer requirements related to smelters that have been recently curtailed; an unfavorable change of $50 in prepaid expenses and other current assets, mostly due to a prepayment for metal purchases; a negative change of $273 in accounts payable, trade, principally the result of timing of payments; a positive change of $4 in accrued expenses, mainly caused by the absence of a $130 (€100) payment to the Italian government related to a November 2009 European Commission decision on electricity pricing for certain energy-intensive industries, offset by an $88 payment to the United States government due to the resolution of a legal matter and $42 in higher payments for layoff and other exit costs associated with restructuring actions; and an unfavorable change of $92 in taxes, including income taxes, mostly driven by a change from net income to a net loss.

The higher pension contributions were principally driven by special termination benefits of $86 for employees affected by the 2013 shutdown of capacity at a smelter in Canada.

Financing Activities

Cash provided from financing activities was $291 in the 2014 six-month period, an improvement of $812 compared with cash used for financing activities of $521 in the corresponding period of 2013.

The source of cash in the 2014 six-month period was primarily due to $1,131 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities (see below), a $300 change in commercial paper and short-term borrowings, and $97 in proceeds from employee exercises of 11.4 million stock options at a weighted average exercise price of $8.51 (not in millions). These items were mostly offset by $1,149 in payments on debt, mostly related to $1,130 for the repayment of borrowings under certain revolving credit facilities (see below) and $12 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil, and $69 in dividends paid to shareholders.

In the 2013 six-month period, the use of cash was primarily due to $1,647 in payments on debt, mainly related to $1,200 for the repayment of borrowings under certain credit facilities, a $422 early repayment of 6.00% Notes due July 2013, and $13 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $66 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $15, most of which relates to Alumina Limited’s share of AWAC. These items were partially offset by $1,202 in additions to debt, virtually all of which was the result of borrowings under certain credit facilities.

At the end of 2013, Alcoa had ten revolving credit facilities (excluding Alcoa’s Five-Year Revolving Credit Facility), each with a different financial institution, providing a combined capacity of $1,190 and expiration dates ranging from February 2014 through December 2015. A credit facility ($150 capacity) that was due to expire in February 2014 was extended to March 2015 in the first quarter of 2014. Another credit facility ($150 capacity) expired in March 2014 (a new agreement with the same financial institution was entered into in April 2014 and the new facility expires in March 2016). Also in the first quarter of 2014, Alcoa entered into an eleventh revolving credit agreement, providing a $50 credit facility with an expiration date of February 2016.

The purpose of any borrowings under all eleven arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all eleven arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Credit Facilities section of Note K to the Consolidated Financial Statements included in Alcoa’s 2013 Form 10-K).

During the first and second quarters of 2014, Alcoa borrowed and repaid $620 and $510, respectively, under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first and second quarters of 2014 were 1.53% and 1.55%, respectively, and 49 days and 84 days, respectively.

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

In February 2014, Alcoa’s automatic shelf registration statement filed with the Securities and Exchange Commission expired. On July 11, 2014, Alcoa filed a new shelf registration statement for up to $5,000 of securities on an unallocated basis for future issuance.

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

Cash and letters of credit. As a result of the ratings downgrade by Moody’s, certain power companies and counterparties to derivative contracts required Alcoa to post letters of credit and cash collateral, respectively, in the amount of $167 and $18, respectively, in June 2013. Since that time, the amount of letters of credit posted decreased by $3 and the amount of cash collateral posted declined to $9. Other vendors and third-parties may require Alcoa to post additional letters of credit and/or cash collateral in future periods.

Outstanding debt. Alcoa’s outstanding debt as of June 30, 2014 totaled $7,832 (excludes commercial paper – see below). There were no ramifications to Alcoa as a result of the ratings downgrade and interest payments and fees related to the outstanding debt remain unchanged.

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

On April 11, 2014, Fitch Ratings (Fitch) downgraded the following ratings for Alcoa: long-term debt from BBB- to BB+ and short-term debt from F3 to B. Additionally, Fitch changed the current outlook from negative to stable. As of June 30, 2014, this downgrade did not have a significant impact on Alcoa’s financing activities, including its ability to access the capital markets. The descriptions for outstanding debt and revolving credit facilities above remain unchanged as a result of the Fitch downgrade. Also, Alcoa is in full compliance with the project financing requirements for the Ma’aden-Alcoa joint venture project in Saudi Arabia, and does not need to post collateral as a result of the ratings downgrade.

On April 23, 2014, Standard and Poor’s Ratings Services (S&P) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P maintained the current outlook as negative.

On June 26, 2014, Moody’s, Fitch, and S&P each issued statements that the respective ratings and outlook for Alcoa are not affected by Alcoa’s planned acquisition of an aerospace business, Firth Rixson, for $2,850 in cash and stock.

Investing Activities

Cash used for investing activities was $526 in the 2014 six-month period compared with $561 in the 2013 six-month period, resulting in a decrease in cash used of $35.

In the 2014 six-month period, the use of cash was mainly due to $467 in capital expenditures, 44% of which related to growth projects, including the automotive expansions at the Alcoa, TN and Davenport, IA fabrication plants and the aluminum-lithium capacity expansion at the Lafayette, IN plant; and $106 in additions to investments, including equity contributions of $82 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by $34 in sales of investments, mostly related to $28 in proceeds from the sale of a mining interest in Suriname.

The use of cash in the 2013 six-month period was mainly due to $521 in capital expenditures, 39% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, and the Estreito hydroelectric power project; and $159 in additions to investments, including equity contributions of $88 related to the aluminum complex joint venture in Saudi Arabia and the purchase of $30 in equities and fixed income securities held by Alcoa’s captive insurance company; slightly offset by a net change in restricted cash of $105, principally related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, targeted or planned schedules for completion and start-up of growth projects, statements regarding the proposed acquisition of the Firth Rixson business, including the expected benefits of the transaction, expected synergies, and expected timing of the closing of the transaction, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices, and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues and improving margins in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, or from newly constructed, expanded, or acquired facilities, including facilities supplying auto sheet capacity or aluminum-lithium capacity, or from international joint ventures, including the joint venture in Saudi Arabia; (i) Alcoa’s failure to successfully implement, or to realize expected benefits from, new technologies, processes, equipment or innovative products, whether due to competitive developments, changes in the regulatory environment, trends and developments in the aerospace, metals engineering and manufacturing sectors, or other factors; (j) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, imposition of sanctions, expropriation of assets, and other events beyond Alcoa’s control; (k) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (l) the outcome of negotiations with, the potential loss of, and the business or financial condition of, key customers, suppliers, and business partners; (m) adverse changes in tax rates or benefits; (n) adverse changes in discount rates or investment returns on pension assets; (o) the impact of cyber attacks and potential information technology or data security breaches; (p) unexpected events, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications; (q) risks associated with large infrastructure construction projects; (r) the risk that the Firth Rixson business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, which could result in additional demands on Alcoa’s resources, systems, procedures and controls, disruption of its ongoing business and diversion of management’s attention from other business concerns; (s) failure to receive, delays in the receipt of, or unacceptable or burdensome conditions imposed in connection with, all required regulatory approvals and the satisfaction of the closing conditions to the proposed acquisition of the Firth Rixson business; (t) the potential failure to retain key employees of Alcoa or Firth Rixson as a result of the proposed transaction or during integration of the businesses; and (u) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I,

Item 1A, for the year ended December 31, 2013, Form 10-Q for the quarter ended March 31, 2014, and the following sections of this report: Note H and the Derivatives section of Note O to the Consolidated Financial Statements; the discussion included above under Segment Information; and the summary included above regarding Alcoa’s liquidity position under Liquidity and Capital Resources – Financing Activities. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As noted above, in response to the 2006 civil suit by the MOE and MOPW, Alcoa Trasformazioni S.r.l. filed suit against Alumix claiming indemnification under the original acquisition agreement, but brought that suit in the Court of Rome due to jurisdictional rules. The Court of Rome has appointed an expert to assess the causes of the pollution. In June 2008, the parties (Alcoa and now Ligestra S.r.l. (Ligestra), the successor to Alumix) signed a preliminary agreement by which they have committed to pursue a settlement and asked for a suspension of the technical assessment during the negotiations. The Court of Rome accepted the request, and postponed the technical assessment, reserving its ability to fix the deadline depending on the development of negotiations. Alcoa and Ligestra agreed to a settlement in December 2008 with respect to the Feltre site. Ligestra paid the sum of 1.08 million Euros and Alcoa committed to clean up the site. Further postponements were granted by the Court of Rome, and the next hearing was fixed for April 22, 2014. In the meantime, Alcoa Trasformazioni S.r.l. and Ligestra reached a preliminary agreement for settlement of the liabilities related to Fusina, allocating 80% and 20% of the remediation costs to Ligestra and Alcoa, respectively. In January 2014, a final agreement with Ligestra was signed, and on February 5, 2014, Alcoa signed a final agreement with the MOE and MOPW settling all environmental issues at the Fusina site. As set out in the agreement between Alcoa and Ligestra, those two parties will share the remediation costs and environmental damages claimed by the MOE and MOPW. The remediation project filed by Alcoa and Ligestra has been approved by the MOE. To provide time for settlement with Ligestra, the MOE and Alcoa jointly requested and the Civil Court of Venice has granted a series of postponements of hearings in the Venice trial, assuming that the case will be closed. Following the settlement, the parties caused the Court to dismiss the proceedings.

Alcoa and Ligestra have signed a similar agreement relating to the Portovesme site. However, that agreement is contingent upon final acceptance of the proposed soil remediation project for Portovesme that was rejected by the MOE in the fourth quarter of 2013. Alcoa intends to submit a revised proposal in 2014. Alcoa is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss beyond what is described in Note H to the Consolidated Financial Statements for several reasons. First, the MOE has approved the remediation plan for Fusina only and certain costs relating to the remediation are not yet fixed. In connection with the proposed plan for Portovesme, the Company understands that the MOE has substantial discretion in defining what must be managed under the Italian soils law. The availability of appropriate landfills must also be considered as well as the nature of these sites. As a result, the scope and cost of the final remediation plan remain uncertain for Portovesme. In addition, even though the plan was rejected by the MOE and the settlement with Ligestra relating to Portovesme has become void, Alcoa should be held responsible only for its share of pollution. However, the area is impacted by many sources of pollution, as well as historical pollution. Consequently, the allocation of liabilities would need a very complex technical evaluation by the authorities that has not yet been performed.

As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. was added as a defendant in Orange County Water District (OCWD) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). OCWD alleges contamination or threatened contamination of a drinking water aquifer by Alcoa, certain of the entities that preceded Alcoa at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. OCWD seeks to recover the cost of aquifer remediation and attorney’s fees. Trial on statutory, non-jury claims commenced on February 10, 2012, and continued through September 2012 when the case was submitted to the court for decision. On December 11, 2012, the court issued its tentative ruling in the matter dismissing plaintiff OCWD’s remaining statutory claims against all defendants. The court’s tentative ruling also invited further briefing on the decision and it is subject to modification. On January 21, 2013, defendants filed a joint brief responding to ten specific questions posed by the court’s tentative ruling. The joint brief argued that the court should make further findings of fact and law in favor of the defendants in response to the ten questions. Alcoa Global Fasteners, Inc. also filed a separate brief on two of the questions arguing that the court should determine that it is neither a cause of ground water contamination nor a cause of plaintiffs’ incurred costs. Remaining in the case at this time are common law trespass and nuisance claims for a Phase II trial which has not been scheduled. OCWD has asserted a total remedy cost of at least $150 million plus attorneys’ fees; however, the amount in controversy at this stage is limited to sums already expended by the OCWD, approximately $4 million. The court has indicated that it is not likely to grant the OCWD’s request for declaratory relief as to future sums the OCWD expends. On February 28, 2013, the court held a hearing on its tentative Statement of Decision finding that OCWD had not met its burden on the element of causation and, following that hearing, on May 10, 2013, issued a supplemental tentative decision, finding that plaintiff had not met its burden of proof. On that date, the court ordered defendants to submit a proposed statement of decision, followed by filing of objections and counter-proposed statement of decision by the plaintiff and responses by the defendants. All filings were completed by September 23, 2013 at which time the matter was submitted to the court for final decision. On October 29, 2013, the court issued its final Statement of Decision (“SOD”) which resolved the statutory law liability claims of the Phase I trial favorably to Alcoa and the other Phase I trial defendants. The plaintiff and the trial defendants disagree on the consequences of the SOD and the Phase I trial on the remaining two tort claims of nuisance and trespass. On December 19, 2013, the court held a Case Management Conference and approved the parties’ proposed briefing schedule regarding remaining issues. On June 20, 2014, following full briefing by the parties, the trial court entered final judgment in favor of Alcoa and the other trial defendants on the remaining tort claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	3,754	$11.36	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 – March 31, 2014	—	—	—	—

Total for quarter ended March 31, 2014	3,754	$11.36	—	—

April 1 - April 30, 2014	—	—	—	—
May 1 - May 31, 2014	—	—	—	—
June 1 – June 30, 2014	—	—	—	—

Total for quarter ended June 30, 2014	—	—	—	—

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

2.	Share Purchase Agreement, dated as of June 25, 2014, by and among Alcoa Inc., Alcoa IH Limited, FR Acquisition Corporation (US), Inc., FR Acquisitions Corporation (Europe) Limited, FR Acquisition Finance Subco (Luxembourg), S.à.r.l. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., collectively in their capacity as the Seller Representative, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 27, 2014

10(a).	Earnout Agreement, dated as of June 25, 2014, by and among Alcoa Inc., FR Acquisition Finance Subco (Luxembourg), S.à.r.l. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., collectively in their capacity as the Seller Representative, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2014

10(b).	Commitment Letter, dated as of June 25, 2014, between Alcoa Inc. and Morgan Stanley Senior Funding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2014

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

99.	Joinder Agreement, dated as of July 14, 2014, by and among Alcoa Inc.; Morgan Stanley Senior Funding, Inc.; Morgan Stanley Bank, N.A.; Credit Suisse AG, Cayman Islands Branch; Citibank, N.A.; Goldman Sachs Bank USA; JPMorgan Chase Bank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; BNP Paribas; Royal Bank of Canada; and The Royal Bank of Scotland plc

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

Alcoa Inc.

July 24, 2014	By	/s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 24, 2014	By	/s/ ROBERT S. COLLINS
Date	Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.	Share Purchase Agreement, dated as of June 25, 2014, by and among Alcoa Inc., Alcoa IH Limited, FR Acquisition Corporation (US), Inc., FR Acquisitions Corporation (Europe) Limited, FR Acquisition Finance Subco (Luxembourg), S.à.r.l. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., collectively in their capacity as the Seller Representative, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 27, 2014

10(a).	Earnout Agreement, dated as of June 25, 2014, by and among Alcoa Inc., FR Acquisition Finance Subco (Luxembourg), S.à.r.l. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., collectively in their capacity as the Seller Representative, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2014

10(b).	Commitment Letter, dated as of June 25, 2014, between Alcoa Inc. and Morgan Stanley Senior Funding, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2014

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

99.	Joinder Agreement, dated as of July 14, 2014, by and among Alcoa Inc.; Morgan Stanley Senior Funding, Inc.; Morgan Stanley Bank, N.A.; Credit Suisse AG, Cayman Islands Branch; Citibank, N.A.; Goldman Sachs Bank USA; JPMorgan Chase Bank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; BNP Paribas; Royal Bank of Canada; and The Royal Bank of Scotland plc

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document