Form 10-Q
period 2014-09-30
ALCOA INC.
filed 2014-10-23
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 17, 2014, 1,178,822,574 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales (J)	$6,239	$5,765	$17,529	$17,447

Cost of goods sold (exclusive of expenses below)	4,904	4,798	14,164	14,578
Selling, general administrative, and other expenses	243	248	724	753
Research and development expenses	57	44	158	135
Provision for depreciation, depletion, and amortization	347	348	1,036	1,071
Restructuring and other charges (D)	209	151	780	402
Interest expense	126	108	351	341
Other expenses (income), net (I)	23	(7)	53	(15)

Total costs and expenses	5,909	5,690	17,266	17,265

Income before income taxes	330	75	263	182
Provision for income taxes (M)	199	31	200	116

Net income	131	44	63	66

Less: Net (loss) income attributable to noncontrolling interests	(18)	20	(46)	12

NET INCOME ATTRIBUTABLE TO ALCOA	$149	$24	$109	$54

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (L):
Basic	$0.13	$0.02	$0.09	$0.05

Diluted	$0.12	$0.02	$0.09	$0.05

Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2014	2013	2014	2013	2014	2013

Net income (loss)	$149	$24	$(18)	$20	$131	$44

Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	126	122	(4)	2	122	124
Foreign currency translation adjustments	(774)	(4)	(226)	(32)	(1,000)	(36)
Net change in unrealized gains on available-for-sale securities	(1)	1	—	—	(1)	1
Net change in unrecognized losses on cash flow hedges	(19)	(50)	5	1	(14)	(49)

Total Other comprehensive (loss) income, net of tax	(668)	69	(225)	(29)	(893)	40

Comprehensive (loss) income	$(519)	$93	$(243)	$(9)	$(762)	$84

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013

Net income (loss)	$109	$54	$(46)	$12	$63	$66

Other comprehensive loss, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	217	278	(3)	5	214	283
Foreign currency translation adjustments	(384)	(723)	(80)	(265)	(464)	(988)
Net change in unrealized gains on available-for-sale securities	—	(1)	—	—	—	(1)
Net change in unrecognized losses on cash flow hedges	(10)	134	(1)	1	(11)	135

Total Other comprehensive loss, net of tax	(177)	(312)	(84)	(259)	(261)	(571)

Comprehensive loss	$(68)	$(258)	$(130)	$(247)	$(198)	$(505)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,272	$1,437
Receivables from customers, less allowances of $20 in both 2014 and 2013 (N)	1,480	1,221
Other receivables (N)	925	597
Inventories (F)	3,138	2,705
Prepaid expenses and other current assets	874	1,009

Total current assets	9,689	6,969

Properties, plants, and equipment	36,747	36,866
Less: accumulated depreciation, depletion, and amortization	20,031	19,227

Properties, plants, and equipment, net	16,716	17,639

Goodwill	3,389	3,415
Investments	1,946	1,907
Deferred income taxes	2,981	3,184
Other noncurrent assets	2,401	2,628

Total assets	$37,122	$35,742

LIABILITIES
Current liabilities:
Short-term borrowings (G)	$57	$57
Commercial paper	99	—
Accounts payable, trade	2,979	2,960
Accrued compensation and retirement costs	951	1,013
Taxes, including income taxes	275	376
Other current liabilities	958	1,044
Long-term debt due within one year (G)	35	655

Total current liabilities	5,354	6,105

Long-term debt, less amount due within one year (G)	8,797	7,607
Accrued pension benefits	2,840	3,183
Accrued other postretirement benefits (O)	2,119	2,354
Other noncurrent liabilities and deferred credits	2,877	2,971

Total liabilities	21,987	22,220

CONTINGENCIES AND COMMITMENTS (H)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock (K)	3	—
Common stock (G)	1,267	1,178
Additional capital (G) & (K)	8,760	7,509
Retained earnings	9,276	9,272
Treasury stock, at cost	(3,129)	(3,762)
Accumulated other comprehensive loss (C)	(3,836)	(3,659)

Total Alcoa shareholders’ equity	12,396	10,593

Noncontrolling interests	2,739	2,929

Total equity	15,135	13,522

Total liabilities and equity	$37,122	$35,742

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2014	2013
CASH FROM OPERATIONS
Net income	$63	$66
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	1,036	1,072
Deferred income taxes	2	(102)
Equity income, net of dividends	88	40
Restructuring and other charges (C)	780	402
Net gain from investing activities – asset sales (I)	(44)	(7)
Stock-based compensation	71	59
Excess tax benefits from stock-based payment arrangements	(7)	—
Other	67	(10)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(665)	(347)
(Increase) in inventories	(485)	(141)
(Increase) decrease in prepaid expenses and other current assets	(28)	16
Increase in accounts payable, trade	83	176
(Decrease) in accrued expenses	(456)	(395)
(Decrease) increase in taxes, including income taxes	(51)	40
Pension contributions	(446)	(354)
Decrease (increase) in noncurrent assets	23	(114)
Increase in noncurrent liabilities	185	257

CASH PROVIDED FROM OPERATIONS	216	658

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	—	7
Net change in commercial paper	99	—
Additions to debt (original maturities greater than three months) (G)	2,881	1,527
Debt issuance costs	(16)	(2)
Payments on debt (original maturities greater than three months) (G)	(1,717)	(1,980)
Proceeds from exercise of employee stock options	128	1
Excess tax benefits from stock-based payment arrangements	7	—
Issuance of mandatory convertible preferred stock (K)	1,213	—
Dividends paid to shareholders	(105)	(99)
Distributions to noncontrolling interests	(75)	(80)
Contributions from noncontrolling interests	44	12
Acquisitions of noncontrolling interests (E)	(28)	—

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	2,431	(614)

INVESTING ACTIVITIES
Capital expenditures	(750)	(771)
Proceeds from the sale of assets and businesses	6	8
Additions to investments	(137)	(242)
Sales of investments	49	—
Net change in restricted cash	—	130
Other	25	10

CASH USED FOR INVESTING ACTIVITIES	(807)	(865)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5)	(23)

Net change in cash and cash equivalents	1,835	(844)
Cash and cash equivalents at beginning of year	1,437	1,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,272	$1,017

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at June 30, 2013	$55	$—	$1,178	$7,524	$11,653	$(3,812)	$(3,783)	$3,043	$15,858
Net income	—	—	—	—	24	—	—	20	44
Other comprehensive income (loss)	—	—	—	—	—	—	69	(29)	40
Cash dividends declared:
Preferred @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	—	13	—	—	—	—	13
Common stock issued: compensation plans	—	—	—	(1)	—	2	—	—	1
Distributions	—	—	—	—	—	—	—	(27)	(27)
Other	—	—	—	—	—	—	—	1	1

Balance at September 30, 2013	$55	$—	$1,178	$7,536	$11,611	$(3,810)	$(3,714)	$3,008	$15,864

Balance at June 30, 2014	$55	$—	$1,267	$7,635	$9,163	$(3,275)	$(3,168)	$3,029	$14,706
Net income (loss)	—	—	—	—	149	—	—	(18)	131
Other comprehensive loss	—	—	—	—	—	—	(668)	(225)	(893)
Cash dividends declared:
Preferred @ $0.9375 per share	—	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	—	(36)	—	—	—	(36)
Stock-based compensation	—	—	—	22	—	—	—	—	22
Common stock issued: compensation plans	—	—	—	(110)	—	146	—	—	36
Issuance of mandatory convertible preferred stock (K)	—	3	—	1,210	—	—	—	—	1,213
Distributions	—	—	—	—	—	—	—	(20)	(20)
Purchase of equity from noncontrolling interest (E)	—	—	—	3	—	—	—	(31)	(28)
Other	—	—	—	—	—	—	—	4	4

Balance at September 30, 2014	$55	$3	$1,267	$8,760	$9,276	$(3,129)	$(3,836)	$2,739	$15,135

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2012	$55	$—	$1,178	$7,560	$11,689	$(3,881)	$(3,402)	$3,324	$16,523
Net income	—	—	—	—	54	—	—	12	66
Other comprehensive loss	—	—	—	—	—	—	(312)	(259)	(571)
Cash dividends declared:
Preferred @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Common @ $0.12 per share	—	—	—	—	(130)	—	—	—	(130)
Stock-based compensation	—	—	—	59	—	—	—	—	59
Common stock issued: compensation plans	—	—	—	(83)	—	71	—	—	(12)
Distributions	—	—	—	—	—	—	—	(80)	(80)
Contributions	—	—	—	—	—	—	—	12	12
Other	—	—	—	—	—	—	—	(1)	(1)

Balance at September 30, 2013	$55	$—	$1,178	$7,536	$11,611	$(3,810)	$(3,714)	$3,008	$15,864

Balance at December 31, 2013	$55	$—	$1,178	$7,509	$9,272	$(3,762)	$(3,659)	$2,929	$13,522
Net income (loss)	—	—	—	—	109	—	—	(46)	63
Other comprehensive loss	—	—	—	—	—	—	(177)	(84)	(261)
Cash dividends declared:
Preferred @ $2.8125 per share	—	—	—	—	(1)	—	—	—	(1)
Common @ $0.09 per share	—	—	—	—	(104)	—	—	—	(104)
Stock-based compensation	—	—	—	71	—	—	—	—	71
Common stock issued: compensation plans	—	—	—	(519)	—	633	—	—	114
Issuance of mandatory convertible preferred stock (K)	—	3	—	1,210	—	—	—	—	1,213
Issuance of common stock (G)	—	—	89	486	—	—	—	—	575
Distributions	—	—	—	—	—	—	—	(75)	(75)
Contributions	—	—	—	—	—	—	—	44	44
Purchase of equity from noncontrolling interest (E)	—	—	—	3	—	—	—	(31)	(28)
Other	—	—	—	—	—	—	—	2	2

Balance at September 30, 2014	$55	$3	$1,267	$8,760	$9,276	$(3,129)	$(3,836)	$2,739	$15,135

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

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for Alcoa for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Alcoa’s shareholders and noncontrolling interests:

	Alcoa		Noncontrolling Interests
	Third quarter ended September 30,		Third quarter ended September 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(3,441)	$(3,907)	$(50)	$(74)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	96	46	(9)	—
Tax expense	(33)	(12)	3	—

Total Other comprehensive income before reclassifications, net of tax	63	34	(6)	—

Amortization of net actuarial loss and prior service cost/benefit(1)	97	135	3	2
Tax (expense) benefit(2)	(34)	(47)	(1)	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	63	88	2	2

Total Other comprehensive income (loss)	126	122	(4)	2

Balance at end of period	$(3,315)	$(3,785)	$(54)	$(72)

Foreign currency translation
Balance at beginning of period	$569	$428	$36	$24
Other comprehensive loss(3)	(774)	(4)	(226)	(32)

Balance at end of period	$(205)	$424	$(190)	$(8)

Available-for-sale securities
Balance at beginning of period	$3	$1	$—	$—
Other comprehensive (loss) income(4)	(1)	1	—	—

Balance at end of period	$2	$2	$—	$—

Cash flow hedges (P)
Balance at beginning of period	$(299)	$(305)	$(8)	$(5)
Other comprehensive (loss) income:
Net change from periodic revaluations	(35)	(70)	7	2
Tax benefit (expense)	11	14	(2)	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(24)	(56)	5	1

Net amount reclassified to earnings:
Aluminum contracts(5)	7	5	—	—
Foreign exchange contracts(5)	(1)	3	—	—
Interest rate contracts(6)	—	—	—	—

Sub-total	6	8	—	—
Tax expense(2)	(1)	(2)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	5	6	—	—

Total Other comprehensive (loss) income	(19)	(50)	5	1

Balance at end of period	$(318)	$(355)	$(3)	$(4)

	Alcoa		Noncontrolling Interests
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Pension and other postretirement benefits
Balance at beginning of period	$(3,532)	$(4,063)	$(51)	$(77)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	33	19	(9)	—
Tax (expense) benefit	(8)	2	3	—

Total Other comprehensive income before reclassifications, net of tax	25	21	(6)	—

Amortization of net actuarial loss and prior service cost/benefit(1)	296	395	5	7
Tax (expense) benefit(2)	(104)	(138)	(2)	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	192	257	3	5

Total Other comprehensive income (loss)	217	278	(3)	5

Balance at end of period	$(3,315)	$(3,785)	$(54)	$(72)

Foreign currency translation
Balance at beginning of period	$179	$1,147	$(110)	$257
Other comprehensive loss(3)	(384)	(723)	(80)	(265)

Balance at end of period	$(205)	$424	$(190)	$(8)

Available-for-sale securities
Balance at beginning of period	$2	$3	$—	$—
Other comprehensive loss(4)	—	(1)	—	—

Balance at end of period	$2	$2	$—	$—

Cash flow hedges (P)
Balance at beginning of period	$(308)	$(489)	$(2)	$(5)
Other comprehensive (loss) income:
Net change from periodic revaluations	(31)	151	(2)	2
Tax benefit (expense)	7	(31)	1	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(24)	120	(1)	1

Net amount reclassified to earnings:
Aluminum contracts(5)	18	12	—	—
Foreign exchange contracts(5)	(2)	3	—	—
Interest rate contracts(6)	1	1	—	—

Sub-total	17	16	—	—
Tax expense(2)	(3)	(2)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	14	14	—	—

Total Other comprehensive (loss) income	(10)	134	(1)	1

Balance at end of period	$(318)	$(355)	$(3)	$(4)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note O).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Interest expense on the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 6.

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2014, Alcoa recorded Restructuring and other charges of $209 ($175 after-tax and noncontrolling interest) and $780 ($503 after-tax and noncontrolling interest), respectively.

Restructuring and other charges in the 2014 third quarter included $220 ($186 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $5 ($4 after-tax) for a gain on the sale of assets related to a previously shutdown location; a charge of $4 ($2 after-tax and noncontrolling interest) for other miscellaneous items; and $10 ($9 after-tax and noncontrolling interest) for the reversal of a number of layoff reserves related to prior periods, including those associated with a smelter in Italy due to changes in facts and circumstances (see below).

In the 2014 nine-month period, Restructuring and other charges included $663 ($426 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish three smelters and two rolling mills (see below); $67 ($44 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $18 ($11 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 245 employees (115 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment,10 in the Alumina and Primary Metals segments combined, and 90 in Corporate); a charge of $16 ($9 after-tax and noncontrolling interest) for other miscellaneous items; and $17 ($13 after-tax and noncontrolling interest) for the reversal of a number of layoff reserves related to prior periods, including those associated with a smelter in Italy due to changes in facts and circumstances (see below).

In the 2014 first quarter, management approved the permanent shutdown and demolition of the remaining capacity (84,000 metric-tons-per-year) at the Massena East smelter in New York and the full capacity (190,000 metric-tons-per-year) at the Point Henry smelter in Australia. The capacity at Massena East was fully shut down by the end of the first quarter of 2014 and the Point Henry smelter was fully shut down in August 2014. Demolition and remediation activities related to both the Massena East and Point Henry smelters will begin in the fourth quarter of 2014 and are expected to be completed by the end of 2020 and 2018, respectively.

The decisions on the Massena East and Point Henry smelters were part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management in the 2013 second quarter for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter had no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62,000 metric-tons-per-year) at the Poços de Caldas smelter and additional capacity (85,000 metric-tons-per-year) at the São Luís smelter, both in Brazil. These curtailments were completed by the end of May 2014. As a result of these curtailments, production at the Poços de Caldas refinery was reduced (200,000 metric-tons-per-year), which was completed by the end of the 2014 second quarter.

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

In the 2014 third quarter, management approved the permanent shutdown and demolition of the capacity (150,000 metric-tons-per-year) at the Portovesme smelter in Italy, which has been idle since November 2012. This decision was made because the fundamental reasons that made the Portovesme smelter uncompetitive remain unchanged, including the lack of a viable long-term power solution. Demolition and remediation activities related to the Portovesme smelter will begin in the fourth quarter of 2014 and are expected to be completed by the end of 2019.

In the third quarter and nine-month period of 2014, costs related to the shutdown and curtailment actions included $60 and $197, respectively, for the layoff of approximately 1,780 employees (1,200 in the Primary Metals segment, 470 in the Global Rolled Products segment, 80 in the Alumina segment, and 30 in Corporate), including $18 in pension costs (see Note O); accelerated depreciation of $40 and $190, respectively, related to the three facilities in Australia as they continue to operate during 2014 (the smelter operated for one month in the 2014 third quarter); asset impairments of $74 and $165, respectively, representing the write-off of the remaining book value of all related properties, plants, and equipment; and $45 and $178, respectively, in other exit costs (see below). Additionally in the third quarter and nine-month period of 2014, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $33 ($27 after-tax and noncontrolling interest) and $67 ($47 after-tax and noncontrolling interest), respectively, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs in the 2014 third quarter and nine-month period represent $40 and $95, respectively, in asset retirement obligations and $4 and $42, respectively, in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in the U.S., Australia, and Italy, and $1 and $41, respectively, in other related costs, including supplier and customer contract-related costs. Additional charges of approximately $25 are expected to be recognized in the fourth quarter of 2014 related to these shutdown actions in Australia.

In the third quarter and nine-month period of 2013, Alcoa recorded Restructuring and other charges of $151 ($108 after-tax and noncontrolling interest) and $402 ($283 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2013 third quarter included $152 ($109 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at two smelter locations (see below); a charge of $1 ($1 after-tax) for other miscellaneous items; and $2 ($2 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

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

In the 2013 second quarter, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105,000 metric-tons-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280,000 metric-tons-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44,000 metric-tons-per-year). Additionally, in the 2013 third quarter, management approved the permanent shutdown and demolition of one potline (capacity of 41,000 metric-tons-per-year) that utilizes Soderberg technology at the Massena East, N.Y. smelter (remaining capacity of 84,000 metric-tons-per-year composed of two Soderberg potlines). The aforementioned Soderberg lines at Baie Comeau and Massena East were fully shut down by the end of the third quarter of 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to all three facilities began in the fourth quarter of 2013 and are expected to be completed by the end of 2014 (Massena East), 2015 (Baie Comeau), and 2017 (Fusina).

The decisions on the Soderberg lines for Baie Comeau and Massena East were part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter was in addition to the capacity being reviewed. Factors leading to all three decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs.

In the third quarter and nine-month period of 2013, exit costs related to these actions included $107 for the layoff of approximately 520 employees (Primary Metals segment) in both periods, including $78 in pension costs (see Note O); accelerated depreciation of $35 and $58, respectively, (Baie Comeau) and asset impairments of $4 and $18, respectively, (Fusina and Massena East) representing the write off of the remaining book value of all related properties, plants, and equipment; and $6 and $55, respectively, in other exit costs. Additionally in the third quarter and nine-month period of 2013, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $2 ($1 after-tax) and $9 ($6 after-tax), respectively, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $55 represent $48 in asset retirement obligations and $5 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish these structures, and $2 in other related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Alumina	$1	$—	$8	$—
Primary Metals	193	150	608	244
Global Rolled Products	13	—	126	10
Engineered Products and Solutions	—	—	4	22

Segment total	207	150	746	276
Corporate	2	1	34	126

Total restructuring and other charges	$209	$151	$780	$402

As of September 30, 2014, approximately 1,300 of the 2,025 employees associated with 2014 restructuring programs and approximately 1,390 of the 1,620 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2014 and 2013 restructuring programs are expected to be completed by the end of 2014.

In the 2014 third quarter and nine-month period, cash payments of $66 and $89, respectively, were made against the layoff reserves related to the 2014 restructuring programs and $4 and $36, respectively, were made against the layoff reserves related to the 2013 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2012	$59	$52	$111

2013:
Cash payments	(63)	(11)	(74)
Restructuring charges	201	85	286
Other*	(101)	(84)	(185)

Reserve balances at December 31, 2013	96	42	138

2014:
Cash payments	(136)	(15)	(151)
Restructuring charges	215	186	401
Other*	(40)	(176)	(216)

Reserve balances at September 30, 2014	$135	$37	$172

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2014 nine-month period, Other for layoff costs also included a reclassification of $18 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations. Additionally in the 2014 nine-month period, Other for other exit costs also included a reclassification of the following restructuring charges: $95 in asset retirement and $47 in environmental obligations, as these liabilities are included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note H), respectively. In 2013, Other for layoff costs also included a reclassification of $92 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations. Additionally in 2013, Other for other exit costs also included a reclassification of the following restructuring charges: $58 in asset retirement and $12 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation, respectively.

The remaining reserves are expected to be paid in cash during 2014, with the exception of approximately $75 to $80, which is expected to be paid over the next several years for special separation benefit payments, lease termination costs, and ongoing site remediation work.

E. Acquisitions and Divestitures – On June 25, 2014, Alcoa signed a definitive agreement to acquire Firth Rixson, a global leader in aerospace jet engine components, from Oak Hill Capital Partners for $2,850. The purchase price is composed of $2,350 in cash and $500 of Alcoa common stock with a potential earn-out of $150. The common stock component is equivalent to 36,523,010 shares at a per share price of $13.69, as stated in the agreement. Also on June 25, 2014, Alcoa entered into a commitment with a financial institution for a 364-day senior unsecured bridge term loan facility in the amount of $2,500 for the purpose of financing all or a portion of the cash consideration for this acquisition and to pay fees and expenses incurred in connection therewith. On September 22, 2014, Alcoa completed the issuance of $2,500 in debt (see Note G) and equity (see Note K) instruments and terminated the 364-day senior unsecured bridge term loan facility in its entirety. In the third quarter of 2014, Alcoa recorded $13 ($8 after-tax) in Interest expense on the accompanying Statement of Consolidated Operations for costs associated with the execution and termination of the 364-day senior unsecured bridge term loan facility. The purpose of this acquisition is to strengthen Alcoa’s aerospace business and position the Company to capture additional aerospace growth with a broader range of high-growth, value-add jet engine components. The completion of the acquisition is subject to customary closing conditions and regulatory approvals (in the 2014 third quarter, Alcoa received such approval from the United States and from some, but not all, international markets) and is expected to close by the end of 2014. At that time, Firth Rixson will be included within Alcoa’s Engineered Products and Solutions segment.

In August 2014, Alcoa completed the acquisition of the 30% outstanding noncontrolling interest in the aluminum brazing sheet venture in Kunshan City, China from Shanxi Yuncheng Engraving Group for $28. The $3 difference between the purchase price and the carrying value of the noncontrolling interest on Alcoa’s Consolidated Balance Sheet was included in Additional capital.

F. Inventories

	September 30, 2014	December 31, 2013
Finished goods	$725	$578
Work-in-process	1,054	828
Bauxite and alumina	601	581
Purchased raw materials	541	474
Operating supplies	217	244

	$3,138	$2,705

At September 30, 2014 and December 31, 2013, the total amount of inventories valued on a last in, first out (LIFO) basis was $1,469 and $1,169, respectively. If valued on an average-cost basis, total inventories would have been $742 and $691 higher at September 30, 2014 and December 31, 2013, respectively.

G. Debt – In the first quarter of 2014, holders of $575 principal amount of Alcoa’s 5.25% Convertible Notes due March 15, 2014 (the “Notes”) exercised their option to convert the Notes into 89 million shares of Alcoa common stock. The conversion rate for the Notes was 155.4908 shares of Alcoa’s common stock per $1,000 (in full dollars) principal amount of notes, equivalent to a conversion price of $6.43 per share. The difference between the $575 principal amount of the Notes and the $89 par value of the issued shares increased Additional capital on the accompanying Consolidated Balance Sheet. This transaction was not reflected in the accompanying Statement of Consolidated Cash Flows as it represents a noncash financing activity.

In September 2014, Alcoa completed a public debt offering under its shelf registration statement for $1,250 of 5.125% Notes due 2024 (the “2024 Notes”). Alcoa received $1,238 in net proceeds from the public debt offering reflecting an original issue discount. The net proceeds are intended to be used, together with the net proceeds of newly issued mandatory convertible preferred stock (see Note K), to finance the cash portion of a planned acquisition of an aerospace business (see Note E). The original issue discount was deferred and is being amortized to interest expense over the term of the 2024 Notes. Interest on the 2024 Notes will be paid semi-annually in April and October, commencing April 2015. If the acquisition is not consummated on or prior to 5:00 p.m. (New York City time) on April 1, 2015 or if prior to this stated date and time, the share purchase agreement related to the acquisition is terminated other than in connection with the consummation of the acquisition and is not otherwise amended or replaced, Alcoa is required to redeem the 2024 Notes, in whole but not in part, at a redemption price in cash equal to 101% of the aggregate principal amount of the 2024 Notes, plus any accrued and unpaid interest on the 2024 Notes. Separately, Alcoa has the option to redeem the 2024 Notes, as a whole or in part, at any time or from time to time, on at least 30 days, but not more than 60 days, prior notice to the holders of the 2024 Notes at a redemption price specified in the 2024 Notes. The 2024 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the 2024 Notes) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2024 Notes repurchased, plus any accrued and unpaid interest on the 2024 Notes repurchased. The 2024 Notes rank pari passu with Alcoa’s other unsecured unsubordinated indebtedness.

On July 25, 2014, Alcoa entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $4,000 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 under the Credit Facility.

The Credit Facility matures on July 25, 2019, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of September 30, 2014) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of September 30, 2014. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces Alcoa’s Five-Year Revolving Credit Agreement, dated as of July 25, 2011 (the “Former Credit Agreement”), which was scheduled to mature on July 25, 2017. The Former Credit Agreement, which had a total capacity of $3,750 and was undrawn, was terminated effective July 25, 2014.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business. As of September 30, 2014, Alcoa was in compliance with all such covenants.

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

There were no amounts outstanding under the Credit Facility at September 30, 2014 and no amounts were borrowed during the 2014 third quarter under the Credit Facility.

At the end of 2013, Alcoa had ten revolving credit facilities (excluding the Credit Facility above), each with a different financial institution, providing a combined capacity of $1,190 and expiration dates ranging from February 2014 through December 2015.

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

In the third quarter of 2014, two credit facilities ($200 combined capacity) that were due to expire in September 2014 and October 2014 were extended to September 2016 and October 2015, respectively. Additionally in the third quarter of 2014, a $200 credit facility expired and was not extended or renewed.

In summary, at September 30, 2014, Alcoa has ten revolving credit facilities (excluding the Credit Facility), providing a combined capacity of $1,040, of which $340, $400, and $300 is due to expire in the remainder of 2014, 2015, and 2016, respectively.

The purpose of any borrowings under all of these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement above.

During the first, second, and third quarters of 2014, Alcoa borrowed and repaid $620, $510, and $510, respectively, under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first, second, and third quarters of 2014 were 1.53%, 1.55%, and 1.55%, respectively, and 49 days, 84 days, and 73 days, respectively.

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

On February 24, 2014, the Supreme Court denied plaintiffs’ petition. The Supreme Court’s refusal to hear the matter ends the substantive litigation and affirms Alcoa’s collectively bargained cap on the Company’s contributions to union retiree medical costs. By order dated June 26, 2014, the trial court denied plaintiff’s petition for award of attorneys’ fees and expenses. Thereafter, the plaintiffs and Alcoa agreed to dismiss their respective petitions for fees and costs. The case has been fully resolved.

Before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until June 19, 2014. On this date, the Administrative Court listened to Alcoa’s oral argument, and on September 2, 2014, rendered its decision. The Administrative Court declared the payment request of CCSE and the Energy Authority to Alcoa to be unsubstantiated based on the 148/2004 resolution with respect to the January 19, 2007 through November 19, 2009 timeframe. The September 2, 2014 decision issued by the Administrative Court may be appealed in part or in its entirety by December 2, 2014. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery was to be based on a calculation prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 (€173), which included $20 (€14) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 (€159) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU (see below). Prior to 2012, Alcoa was involved in other legal proceedings related to this matter that separately sought the annulment of the EC’s July 2006 decision to open an investigation alleging that such decision did not follow the applicable procedural rules and requested injunctive relief to suspend the effectiveness of the EC’s November 19, 2009 decision. However, the decisions by the General Court, and subsequent appeals to the European Court of Justice, resulted in the denial of these remedies.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount (on October 17, 2013, the European Court of Justice ordered Italy to so collect). On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013. Notwithstanding the payments made, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $202

(€159) to $385 (€303), remains the $202 (€159) recorded in 2009 (the U.S. dollar amount reflects the effects of foreign currency movements since 2009). Alcoa no longer has a reserve for this matter; instead, Alcoa has a noncurrent asset reflecting the excess of the total of the five payments made to the Italian Government over the reserve recorded in 2009. At September 30, 2014, the noncurrent asset was $116 (€91) (this does not include the $67 (€53) for amounts owed by the Italian Government to Alcoa mentioned above).

On October 16, 2014, Alcoa received notice from the General Court of the EU that its April 19, 2010 appeal of the EC’s November 19, 2009 decision was denied. Alcoa has 60 days from October 16, 2014 to further appeal this decision on issues of law only. Management and legal counsel are currently reviewing the detailed decision of the General Court of the EU in order to make such a determination.

As a result of the EC’s November 19, 2009 decision, management had contemplated ceasing operations at its Italian smelters due to uneconomical power costs. In February 2010, management agreed to continue to operate its smelters in Italy for up to six months while a long-term solution to address increased power costs could be negotiated. Over a portion of this time, a long-term solution was not able to be reached related to the Fusina smelter, therefore, in May 2010, Alcoa and the Italian Government agreed to a temporary idling of the Fusina smelter. As of September 30, 2010, the Fusina smelter was fully curtailed (44,000 metric-tons-per-year). For the Portovesme smelter, Alcoa executed a new power agreement effective September 1, 2010 through December 31, 2012, replacing the short-term, market-based power contract that was in effect since early 2010. This new agreement along with interruptibility rights (i.e. compensation for power interruptions when grids are overloaded) granted to Alcoa for the Portovesme smelter provided additional time to negotiate a long-term solution (the EC had previously determined that the interruptibility rights were not considered state aid).

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

In June 2013 and August 2014, Alcoa decided to permanently shut down and demolish the Fusina and Portovesme smelters, respectively, due to persistent uneconomical conditions (see Note D).

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

Alcoa’s remediation reserve balance was $563 and $509 at September 30, 2014 and December 31, 2013 (of which $66 and $48 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2014 third quarter and nine-month period, the remediation reserve was increased by $11 and $63, respectively. The change in the third quarter of 2014 was due to a charge of $4 related to the planned demolition of the Portovesme smelter (separate from the matter discussed below – see Note D) and a net charge of $7 associated with a number of other sites. The change in the nine-month period of 2014 was due to a charge of $42 related to the planned demolition of certain structures at the Massena East, NY, Point Henry and Yennora, Australia, and Portovesme, Italy locations (see Note D), a charge of $3 related to the Portovesme location (see below), and a net charge of $18 associated with a number of other sites. Of the changes to the remediation reserve in the 2014 third quarter and nine-month period, $5 and $47, respectively, was recorded in Restructuring and other charges, including the aforementioned $42, while the remainder was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $13 and $33 in the 2014 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The change in the reserve also reflects a decrease of $6 in the 2014 third quarter due to the effects of foreign currency translation and an increase of $24 in the 2014 nine-month period due to, among other items, the effects of foreign currency translation and a reclassification of amounts included in other reserves within Other noncurrent liabilities and deferred credits on Alcoa’s Consolidated Balance Sheet as of December 31, 2013.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena West, NY—Alcoa has an ongoing remediation project related to the Grasse River, which is adjacent to Alcoa’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision (ROD) issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At September 30, 2014, the reserve balance associated with this matter was $240. Alcoa is in the planning and design phase, which is expected to take approximately two to three years from mid-2013, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At September 30, 2014, the reserve balance associated with Sherwin was $33. Approximately half of the project funding is expected to be spent between 2014 and 2019. The remainder is not expected to be spent in the foreseeable future as it is dependent upon the operating life of the active waste disposal areas.

East St. Louis, IL—Alcoa has an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a ROD issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the Department of Justice lodged a consent decree on behalf of the EPA for Alcoa to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the Department of Justice. As a result, Alcoa began construction in March 2014; this project is expected to be completed by mid-2015. At September 30, 2014, the reserve balance associated with this matter was $17. The majority of the project funding is expected to be spent between 2014 and 2015.

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

In December 2009, Trasformazioni and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme (see below). The agreement outlined an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement is contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Alcoa increased the reserve by $12 in 2009 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Trasformazioni submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve. In October 2013, the MOE approved the project submitted by Alcoa, resulting in no adjustment to the reserve.

In January 2014, in anticipation of Alcoa reaching a final administrative agreement with the MOE, Alcoa and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, Alcoa and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin in 2015. Based on the final agreement with Ligestra, Alcoa’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved.

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

The combined assessments total $307 (€242). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

In March 2013, Alcoa’s subsidiary, Alcoa World Alumina Brasil (AWAB), was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. The assessment is currently in the administrative process, which could take approximately two years to complete. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in the administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. The estimated range of reasonably possible loss is $0 to $60 ($R155), whereby the maximum end of the range represents the sum of the portion of the disallowed credits applicable to the export sales and a 50% penalty of the gross amount disallowed. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $70 (R$175), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In June 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At September 30, 2014, the assessment totaled $51 (R$125), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion). Alcoa’s equity investment in the joint venture will be approximately $1,100, and Alcoa will be responsible for its pro rata share of the joint venture’s project financing. Alcoa has contributed $919, including $4 and $87 in the 2014 third quarter and nine-month period, respectively, towards the $1,100 commitment. As of September 30, 2014 and December 31, 2013, the carrying value of Alcoa’s investment in this project was $956 and $951, respectively.

The smelting and rolling mill companies have project financing totaling $4,515, of which $1,133 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $193 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At September 30, 2014 and December 31, 2013, the combined fair value of the guarantees was $8 and $10, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $1,992, of which $500 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the mining and refining company. Also, in January 2014, the mining and refining company entered into additional project financing totaling $240, of which $60 represents AWAC’s share. In conjunction with the financings, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At September 30, 2014 and December 31, 2013, the combined fair value of the guarantees was $3 and $4, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC.

Under the project financings for both the smelting and rolling mill companies and the mining and refining company, a downgrade of Alcoa’s credit ratings below investment grade by at least two agencies would require Alcoa to provide a letter of credit or fund an escrow account for a portion or all of Alcoa’s remaining equity commitment to the joint venture project in Saudi Arabia. This requirement would be effective only if at the time of a second downgrade in Alcoa’s credit ratings below investment grade, Alcoa’s equity investment was below 67% of its equity commitment in any of the three joint venture companies. A second downgrade in Alcoa’s credit ratings occurred on April 11, 2014; however, Alcoa had already contributed more than 67% of its equity commitment in each of the three joint venture companies prior to this downgrade. As a result, this requirement is no longer applicable.

Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. One of these projects is known as Estreito, which reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $2,110 (R$5,170) and Alumínio’s share is approximately $540 (R$1,320). As of September 30, 2014, approximately $520 (R$1,270) of Alumínio’s commitment was expended on the project.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa has made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan requires Alcoa to contribute $40 (A$40), of which $37 (A$38) was made through September 30, 2014, including $5 (A$5) and $8 (A$9) in the 2014 third quarter and nine-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At September 30, 2014, Alcoa has an asset of $312 (A$358) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $430 (A$500) as of September 30, 2014.

I. Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Equity loss	$16	$18	$84	$40
Interest income	(3)	(3)	(13)	(11)
Foreign currency gains, net	(5)	(4)	—	(15)
Net gain from asset sales	(15)	(1)	(44)	(7)
Net loss (gain) on mark-to-market derivative contracts (P)	20	(17)	17	(18)
Other, net	10	—	9	(4)

	$23	$(7)	$53	$(15)

J. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Third quarter ended September 30, 2014
Sales:
Third-party sales	$886	$1,865	$1,926	$1,495	$6,172
Intersegment sales	482	730	52	—	1,264

Total sales	$1,368	$2,595	$1,978	$1,495	$7,436

Profit and loss:
Equity loss	$(7)	$—	$(8)	$—	$(15)
Depreciation, depletion, and amortization	100	124	62	40	326
Income taxes	26	95	42	100	263
After-tax operating income (ATOI)	62	245	103	209	619
Third quarter ended September 30, 2013
Sales:
Third-party sales	$846	$1,600	$1,805	$1,437	$5,688
Intersegment sales	513	691	47	—	1,251

Total sales	$1,359	$2,291	$1,852	$1,437	$6,939

Profit and loss:
Equity loss	$(2)	$(13)	$(3)	$—	$(18)
Depreciation, depletion, and amortization	100	131	56	40	327
Income taxes	17	(16)	32	91	124
ATOI	67	8	71	192	338

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Nine months ended September 30, 2014
Sales:
Third-party sales	$2,492	$4,948	$5,463	$4,440	$17,343
Intersegment sales	1,472	2,182	139	—	3,793

Total sales	$3,964	$7,130	$5,602	$4,440	$21,136

Profit and loss:
Equity loss	$(19)	$(45)	$(19)	$—	$(83)
Depreciation, depletion, and amortization	297	377	178	121	973
Income taxes	78	114	99	293	584
ATOI	192	327	241	602	1,362
Nine months ended September 30, 2013
Sales:
Third-party sales	$2,494	$4,978	$5,461	$4,328	$17,261
Intersegment sales	1,689	2,095	141	—	3,925

Total sales	$4,183	$7,073	$5,602	$4,328	$21,186

Profit and loss:
Equity loss	$(2)	$(29)	$(9)	$—	$(40)
Depreciation, depletion, and amortization	324	398	168	119	1,009
Income taxes	45	(40)	103	269	377
ATOI	189	15	231	558	993

The following table reconciles total segment ATOI to consolidated net income attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total segment ATOI	$619	$338	$1,362	$993
Unallocated amounts (net of tax):
Impact of LIFO	(18)	9	(33)	12
Interest expense	(81)	(70)	(228)	(221)
Noncontrolling interests	18	(20)	46	(12)
Corporate expense	(74)	(74)	(211)	(212)
Restructuring and other charges	(189)	(108)	(587)	(324)
Other	(126)	(51)	(240)	(182)

Consolidated net income attributable to Alcoa	$149	$24	$109	$54

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

K. Preferred and Common Stock – In September 2014, Alcoa completed a public offering under its shelf registration statement for $1,250 of 25 million depositary shares, each of which represents a 1/10th interest in a share of Alcoa’s 5.375% Class B Mandatory Convertible Preferred Stock, Series 1, par value $1 per share, liquidation preference $500 per share (the “Mandatory Convertible Preferred Stock”). The 25 million depositary shares are equivalent to 2.5 million shares of Mandatory Convertible Preferred Stock. Each depositary share entitles the holder, through the depositary, to a proportional fractional interest in the rights and preferences of a share of Mandatory Convertible Preferred Stock, including conversion, dividend, liquidation, and voting rights, subject to terms of the deposit agreement. Alcoa received $1,213 in net proceeds from the public offering reflecting an underwriting discount. The net proceeds are intended to be used, together with the net proceeds of newly issued debt (see Note G), to finance the cash portion of a planned acquisition of an aerospace business (see Note E). The underwriting discount was recorded as a decrease to Additional capital on the accompanying Consolidated Balance Sheet.

The Mandatory Convertible Preferred Stock is a series of Alcoa’s Class B Serial Preferred Stock, of which Alcoa is authorized to issue up to 10 million shares; prior to this transaction no such shares were issued or outstanding. Class B Serial Preferred Stock ranks senior to Alcoa’s common stock and junior to Alcoa’s Class A Preferred Stock and existing and future indebtedness. Dividends on the Mandatory Convertible Preferred Stock are cumulative in nature and will be paid at the rate of $26.8750 per annum per share, commencing January 1, 2015. Holders of the Mandatory Convertible Preferred Stock generally have no voting rights.

If the acquisition is not consummated on or prior to 5:00 p.m. (New York City time) on April 1, 2015 or if prior to this stated date and time, the share purchase agreement related to the acquisition is terminated or Alcoa determines in its reasonable judgment that the acquisition will not occur, Alcoa may elect to redeem the Mandatory Convertible Preferred Stock, in whole but not in part, at a redemption price specified in the terms of the Mandatory Convertible Preferred Stock, plus any accumulated and unpaid dividends. Under no other circumstances does Alcoa have the right to redeem the Mandatory Convertible Preferred Stock.

On the mandatory conversion date, October 1, 2017, all outstanding shares of Mandatory Convertible Preferred Stock will automatically convert into shares of Alcoa’s common stock. Based on the Applicable Market Value (as defined in the terms of the Mandatory Convertible Preferred Stock) of Alcoa’s common stock on the mandatory conversion date, each share of Mandatory Convertible Preferred Stock will be convertible into not more than 30.9406 shares of common stock and not less than 25.7838 shares of common stock, subject to certain anti-dilution and other adjustments as described in the terms of the Mandatory Convertible Preferred Stock. At any time prior to October 1, 2017, a holder may elect to convert shares of Mandatory Convertible Preferred Stock, in whole or in part (but in no event less than one share of Mandatory Convertible Preferred Stock), at the minimum conversion rate of 25.7838 shares of common stock, subject to certain anti-dilution and other adjustments as described in the terms of the Mandatory Convertible Preferred Stock.

If Alcoa undergoes a fundamental change, as defined in the depositary shares, holders may elect to convert their Mandatory Convertible Preferred Stock, in whole or in part (but in no event less than one share of Mandatory Convertible Preferred Stock), into shares of Alcoa’s common stock. The per share conversion rate under a fundamental change is not less than 25.2994 shares of common stock and not more than 30.9406 shares of common stock. Holders who elect to convert will also receive any accumulated and unpaid dividends and a Fundamental Change Dividend Make-whole Amount (as defined in the terms of the Mandatory Convertible Preferred Stock) equal to the present value of all remaining dividend payments on the Mandatory Convertible Preferred Stock.

The underwriters of this public offering were granted a 30-day option to purchase up to an additional 3,750,000 depositary shares (equivalent to 375,000 shares of Mandatory Convertible Preferred Stock) solely to cover overallotments, if any. As of September 30, 2014, the underwriters have not exercised this option in whole or in part (this option expired unexercised on October 16, 2014).

In the first quarter of 2014, Alcoa issued 89 million shares of common stock (par value $1 per share) under the terms of Alcoa’s 5.25% Convertible Notes due March 15, 2014 (see Note G). Alcoa is authorized to issue up to 1.8 billion shares of common stock. As of September 30, 2014, there were 1,267,290,820 common shares issued and 1,177,672,033 common shares outstanding.

L. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to Alcoa common shareholders	$149	$24	$109	$54
Less: preferred stock dividends declared	—	1	1	2

Net income available to Alcoa common shareholders – basic	149	23	108	52
Add: preferred dividends related to mandatory convertible preferred stock	—	—	—	—
Add: interest expense related to convertible notes	—	—	—	—

Net income available to Alcoa common shareholders – diluted	$149	$23	$108	$52

Average shares outstanding – basic	1,177	1,070	1,150	1,069
Effect of dilutive securities:
Stock options	8	—	6	1
Stock and performance awards	12	9	11	9
Mandatory convertible preferred stock	8	—	3	—
Convertible notes	—	—	—	—

Average shares outstanding – diluted	1,205	1,079	1,170	1,079

In the first quarter of 2014, holders of the convertible notes exercised their option to convert the notes into 89 million shares of Alcoa common stock (see Note G). As a result, for the 2014 third quarter, these 89 million shares were outstanding for the entire period and were included in both basic and diluted average shares outstanding. For the 2014 nine-month period, these 89 million shares were outstanding for a portion of the period equivalent to a weighted average of 67 million shares. The 67 million shares were included in both basic and diluted average shares outstanding for the 2014 nine-month period. For the portion of the 2014 nine-month period that the convertible notes were still outstanding debt, a weighted average of the 89 million share equivalents (22 million) would have been included only in the diluted average shares outstanding if their effect was dilutive.

In the 2014 nine-month period, 22 million share equivalents related to convertible notes (see above) were not included in the computation of diluted EPS because their effect was anti-dilutive.

In the 2013 third quarter and nine-month period, 89 million share equivalents related to convertible notes were not included in the respective computation of diluted EPS because their effect was anti-dilutive.

Options to purchase 3 million and 48 million shares of common stock at a weighted average exercise price of $16.24 and $10.78 per share were outstanding as of September 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

In June 2014, Alcoa entered into an agreement to purchase an aerospace jet engine components company. A portion of the purchase price will be paid in Alcoa common stock equivalent to 36,523,010 shares at a per share price of $13.69 (see Note E).

M. Income Taxes – The effective tax rate for the third quarter of 2014 and 2013 was 60.3% and 41.3%, respectively.

The rate for the 2014 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $56 discrete income tax charge related to a tax rate change in Brazil (see below), restructuring charges related to operations in Italy for which no tax benefit was recognized (see Note D), and an $8 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014), slightly offset by a $9 discrete income tax benefit for the release of a valuation allowance related to operations in Germany due to the initiation of a tax planning strategy.

The rate for the 2013 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $6 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2013), partially offset by foreign income taxed in lower rate jurisdictions.

The effective tax rate for the 2014 and 2013 nine-month periods was 76.0% and 63.7%, respectively.

The rate for the 2014 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to the previously mentioned $56 discrete income tax charge and a $44 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014).

The rate for the 2013 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter, restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Note D), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia, somewhat offset by a $19 discrete income tax benefit related to new U.S. tax legislation (see below).

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

In December 2011, one of Alcoa’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. During 2013, the application was amended and re-filed. The deadline for the Brazilian government to deny the application was July 11, 2014. Since Alcoa did not receive notice that its application was denied, the tax holiday took effect automatically on July 12, 2014. As a result, the tax rate for this subsidiary will decrease significantly (from 34% to 15%), resulting in future cash tax savings over the 10-year holiday period (retroactively effective as of January 1, 2013). Additionally, a portion of the subsidiary’s net deferred tax asset that reverses within the holiday period was remeasured at the new lower tax rate in the 2014 third quarter. This remeasurement resulted in a decrease to this subsidiary’s net deferred tax asset and a noncash charge to earnings of $56 ($34 after noncontrolling interest).

N. Receivables – Alcoa has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $200 up to a maximum of $500 for receivables sold. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. Alcoa has received net cash funding of $210 ($848 in draws and $638 in repayments) since the program’s inception, including $250 each in draws and repayments in the 2014 nine-month period. As of September 30, 2014, the deferred purchase price receivable was $462, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk. The gross amount of receivables sold and total cash collected under this program since its inception was $15,878 and $15,206, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

O. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2014	2013	2014	2013
Service cost	$42	$49	$125	$148
Interest cost	157	150	476	453
Expected return on plan assets	(198)	(196)	(586)	(592)
Recognized net actuarial loss	97	122	292	369
Amortization of prior service cost	5	4	14	14
Settlement*	18	—	18	2
Curtailment*	—	6	—	6
Special termination benefits*	—	72	—	72

Net periodic benefit cost	$121	$207	$339	$472

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2014	2013	2014	2013
Service cost	$4	$4	$12	$13
Interest cost	28	28	86	85
Recognized net actuarial loss	4	9	10	26
Amortization of prior service benefit	(6)	(4)	(15)	(13)

Net periodic benefit cost	$30	$37	$93	$111

On June 6, 2014, the United Steelworkers ratified a new five-year labor agreement covering approximately 6,100 employees at 10 U.S. locations; the previous labor agreement expired on May 15, 2014. In the 2014 nine-month period, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $18 ($12 after-tax) in Cost of goods sold on the accompanying Statement of Consolidated Operations for, among other items, business contingency costs and a one-time signing bonus for employees. Additionally, as a result of the provisions of the new labor agreement, a significant plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 4.80% at December 31, 2013 to 4.25% at May 31, 2014. The plan remeasurement resulted in an increase to both Alcoa’s pension liability of $100 and a combination of the plan’s unrecognized net actuarial loss and prior service cost (included in Accumulated other comprehensive loss) of $65 (after-tax). The plan remeasurement also resulted in a $13 decrease to 2014 annual net periodic benefit cost, of which $6 and $8 was recognized in the 2014 third quarter and nine-month period, respectively. The remaining $5 decrease will be recognized in the fourth quarter of 2014.

Effective January 1, 2015, Alcoa will no longer offer postretirement health care benefits to Medicare-eligible, primarily non-bargaining, U.S. retirees through Company-sponsored plans. Qualifying retirees (hired prior to January 1, 2002), both current and future, may access these benefits in the marketplace by purchasing coverage directly from insurance carriers. This change resulted in the adoption of a significant plan amendment by certain Alcoa U.S. postretirement benefit plans. Accordingly, these plans were required to be remeasured, and through this process, the discount rate was updated from 4.80% at December 31, 2013 to 4.15% at August 31, 2014. The remeasurement of the plans resulted in a decrease to both Alcoa’s other postretirement benefits liability of $90 and a combination of the plans’ unrecognized net actuarial loss and prior service benefit (included in Accumulated other comprehensive loss) of $59 (after-tax). The remeasurement of the plans also resulted in a $7 decrease to 2014 annual net periodic benefit cost, of which $2 was recognized in the 2014 third quarter. The remaining $5 decrease will be recognized in the fourth quarter of 2014.

On August 8, 2014, the Highway and Transportation Funding Act (HATFA) was signed into law by the United States government. HATFA, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, HATFA modifies the interest rates that had been set in 2012 by the Moving Ahead for Progress in the 21st Century Act. As a result, management expects Alcoa’s estimated minimum required pension funding to decline by $100 in 2014 and by $125 in 2015.

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

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	Level	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Aluminum contracts	1	$8	$4
Aluminum contracts	3	5	9
Foreign exchange contracts	1	—	2
Interest rate contracts	2	6	9
Other noncurrent assets:
Aluminum contracts	3	8	16
Energy contracts	3	—	6
Interest rate contracts	2	21	23

Total derivatives designated as hedging instruments		$48	$69

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Aluminum contracts	3	$104	$149
Other noncurrent assets:
Aluminum contracts	3	100	175

Total derivatives not designated as hedging instruments		$204	$324

Less margin held**:
Prepaid expenses and other current assets:
Aluminum contracts	1	$3	$—
Interest rate contracts	2	—	3

Sub-total		$3	$3

Total Asset Derivatives		$249	$390

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin held is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin held in the table above reference the level of the corresponding asset for which it is held. Alcoa elected to net the margin held against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The fair values and corresponding classifications under the appropriate level of the fair value hierarchy of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	Level	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Other current liabilities:
Aluminum contracts	1	$9	$45
Aluminum contracts	3	29	23
Energy contracts	1	1	—
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	4	14
Aluminum contracts	3	378	387
Energy contracts	3	6	—

Total derivatives designated as hedging instruments		$427	$469

Derivatives not designated as hedging instruments*:
Other current liabilities:
Aluminum contracts	1	$1	$4
Embedded credit derivative	3	3	2
Foreign exchange contracts	1	—	3
Other noncurrent liabilities and deferred credits:
Embedded credit derivative	3	21	19

Total derivatives not designated as hedging instruments		$25	$28

Less margin posted**:
Other current liabilities:
Aluminum contracts	1	$5	$18
Other noncurrent liabilities and deferred credits:
Aluminum contracts	1	1	—

Sub-total		$6	$18

Total Liability Derivatives		$446	$479

*	See the “Other” section within Note P for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
**	All margin posted is in the form of cash and is valued under a Level 1 technique. The levels that correspond to the margin posted in the table above reference the level of the corresponding liability for which it is posted. Alcoa elected to net the margin posted against the fair value amounts recognized for derivative instruments executed with the same counterparties under master netting arrangements.

The gross amounts of recognized derivative assets and liabilities and gross amounts offset in the accompanying Consolidated Balance Sheet were as follows:

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross amounts recognized:
Aluminum contracts	$47	$40	$49	$81
Interest rate contracts	27	32	—	3

	$74	$72	$49	$84

Gross amounts offset:
Aluminum contracts*	$(42)	$(36)	$(42)	$(36)
Interest rate contracts**	—	(3)	—	(3)

	$(42)	$(39)	$(42)	$(39)

Net amounts presented in the Consolidated Balance Sheet:
Aluminum contracts	$5	$4	$7	$45
Interest rate contracts	27	29	—	—

	$32	$33	$7	$45

*	The amounts under Assets and Liabilities as of September 30, 2014 and December 31, 2013 include $6 and $18, respectively, of margin posted with counterparties.
**	The amounts under Assets and Liabilities as of December 31, 2013 represent margin held from the counterparty.

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

The following table presents Alcoa’s derivative contract assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (there were no transfers in or out of Levels 1 and 2 during the periods presented):

	September 30, 2014	December 31, 2013
Assets:
Level 1	$8	$6
Level 2	27	32
Level 3	217	355
Margin held	(3)	(3)

Total	$249	$390

Liabilities:
Level 1	$15	$66
Level 2	—	—
Level 3	437	431
Margin posted	(6)	(18)

Total	$446	$479

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such derivative contracts:

	Assets		Liabilities
Third quarter ended September 30, 2014	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – June 30, 2014	$281	$24	$422	$14	$—
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(8)	—	—
Cost of goods sold	(36)	—	—	—	—
Other expenses, net	(12)	(5)	—	10	—
Other comprehensive loss	(11)	(18)	(7)	—	6
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—	—
Foreign currency translation	(5)	(1)	—	—	—

Closing balance – September 30, 2014	$217	$—	$407	$24	$6

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2014:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other expenses, net	(12)	(5)	—	10	—

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

	Assets		Liabilities
Nine months ended September 30, 2014	Aluminum contracts	Energy contracts	Aluminum contracts	Embedded credit derivative	Energy contracts
Opening balance – January 1, 2014	$349	$6	$410	$21	$—
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(19)	—	—
Cost of goods sold	(147)	—	—	—	—
Other expenses, net	(13)	—	—	3	—
Other comprehensive loss	(11)	(6)	16	—	6
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—	—
Foreign currency translation	39	—	—	—	—

Closing balance – September 30, 2014	$217	$—	$407	$24	$6

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2014:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other expenses, net	(13)	—	—	3	—

*	There were no purchases, sales, issuances or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

As reflected in the table above, the net unrealized loss on derivative contracts using Level 3 valuation techniques was $220 as of September 30, 2014. The unrealized loss related to aluminum contracts recognized as liabilities was mainly attributed to embedded derivatives in power contracts that index the price of power to the LME price of aluminum. These embedded derivatives are primarily valued using observable market prices; however, due to the length of the contracts, the valuation model also requires management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase of actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the liability. The embedded derivatives have been designated as hedges of forward sales of aluminum and related realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

Also, included within Level 3 measurements is a derivative contract that will hedge the anticipated power requirements at Alcoa’s Portland smelter in Australia once the existing contract expires in 2016. This derivative hedges forecasted power purchases through December 2036. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. The effective portion of gains and losses on this contract was recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet until the designated hedge period begins in 2016. Once the hedge period begins, realized gains and losses will be recorded in Cost of goods sold. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Higher prices in the power market would cause the derivative asset to increase in value. Alcoa had a similar contract for its Point Henry smelter in Australia once the existing contract expired on July 31, 2014, but elected to terminate the new contract in early 2013. This election was available to Alcoa under the terms of the contract and was made due to a projection that suggested the contract would be uneconomical. Prior to termination, the new contract was accounted for in the same manner as the contract for the Portland smelter.

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

The following table presents quantitative information for Level 3 derivative contracts:

	Fair value at September 30, 2014	Valuation technique	Unobservable input	Range ($ in full amounts)
Assets:
Aluminum contract	$—	Discounted cash flow	Interrelationship of future aluminum and oil prices	Aluminum: $1,921 per metric ton in 2014 to $2,137 per metric ton in 2018 Oil: $97 per barrel in 2014 to $96 per barrel in 2018
Aluminum contract	204	Discounted cash flow	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,936 per metric ton in 2014 to $2,051 per metric ton in 2016 Foreign currency: A$1 = $0.87 in 2014 to $0.89 in 2016 CPI: 1982 base year of 100 and 236 in 2014 to 246 in 2016
Aluminum contract	13	Discounted cash flow	Interrelationship of LME price to overall energy price	Aluminum: $1,914 per metric ton in 2014 to $2,177 per metric ton in 2019
Liabilities:
Aluminum contracts	407	Discounted cash flow	Price of aluminum beyond forward curve	$2,460 per metric ton in 2025 to $2,588 per metric ton in 2027
Embedded credit derivative	24	Discounted cash flow	Credit spread between Alcoa and counterparty	1.79% to 2.49% (2.14% median)
Energy contracts	6	Discounted cash flow	Price of electricity beyond forward curve	$51 per megawatt hour in 2014 to $100 per megawatt hour in 2036

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

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Aluminum contracts*	Sales	$20	$20	$19	$(110)
Interest rate contracts	Interest expense	3	3	8	8

Total		$23	$23	$27	$(102)

*  In the third quarter and nine months ended September 30, 2014, the loss recognized in earnings includes a gain of $1 and a loss of $12, respectively, related to the ineffective portion of the hedging relationships. In the third quarter and nine months ended September 30, 2013, the gain and loss, respectively, recognized in earnings includes a gain of $18 and $22, respectively, related to the ineffective portion of the hedging relationships.

Hedged Items in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Third quarter ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Aluminum contracts	Sales	$(19)	$(2)	$(31)	$132
Interest rate contracts	Interest expense	(3)	(3)	(8)	(8)

Total		$(22)	$(5)	$(39)	$124

Aluminum. Alcoa is a leading global producer of primary aluminum and fabricated aluminum products. As a condition of sale, customers often require Alcoa to enter into long-term, fixed-price commitments. These commitments expose Alcoa to the risk of fluctuating aluminum prices between the time the order is committed and the time that the order is shipped. Alcoa’s aluminum commodity risk management policy is to manage, principally through the use of futures and contracts, the aluminum price risk associated with a portion of its firm commitments. These contracts cover known exposures, generally within three years. As of September 30, 2014, Alcoa had 264,000 metric tons of aluminum futures designated as fair value hedges. The effects of this hedging activity will be recognized over the designated hedge periods in 2014 to 2018.

Interest Rates. Alcoa uses interest rate swaps to help maintain a strategic balance between fixed- and floating-rate debt and to manage overall financing costs. As of September 30, 2014, the Company had pay floating, receive fixed interest rate swaps that were designated as fair value hedges. These hedges effectively convert the interest rate from fixed to floating on $200 of debt through 2018.

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

										Location of Gain or
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)*				(Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)**
	Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,			Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013		2014	2013	2014	2013		2014	2013	2014	2013
Aluminum contracts	$(2)	$(61)	$(21)	$117	Sales	$(6)	$(4)	$(15)	$(11)	Other expenses (income), net	$—	$—	$(1)	$(2)
Energy contracts	(21)	1	(6)	—	Cost of goods sold	—	—	—	—	Other expenses (income), net	(5)	—	—	—
Foreign exchange contracts	(1)	3	1	1	Sales	—	(2)	1	(2)	Other expenses (income), net	—	—	—	—
Interest rate contracts	—	—	—	—	Interest expense	1	—	—	(1)	Other expenses (income), net	—	—	—	—
Interest rate contracts	—	1	2	2	Other expenses (income), net	—	—	—	—	Other expenses (income), net	—	—	—	—

Total	$(24)	$(56)	$(24)	$120		$(5)	$(6)	$(14)	$(14)		$(5)	$—	$(1)	$(2)

*	Assuming market rates remain constant with the rates at September 30, 2014, a loss of $22 is expected to be recognized in earnings over the next 12 months.
**	For the third quarter ended September 30, 2014, the amount of gain or (loss) recognized in earnings represents $(5) related to the ineffective portion of the hedging relationships. There was no ineffectiveness related to the derivatives in cash flow hedging relationships for the nine months ended September 30, 2014. There was also less than $1 and $(1) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the third quarter and nine months ended September 30, 2014, respectively. For both the third quarter and nine months ended September 30, 2013, there was no ineffectiveness related to the derivatives in cash flow hedging relationships. There was less than $1 and $(2) recognized in earnings related to the amount excluded from the assessment of hedge effectiveness for the third quarter and nine months ended September 30, 2013, respectively.

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

Interest Rates. Alcoa had no outstanding cash flow hedges of interest rate exposures as of September 30, 2014. An investment accounted for on the equity method by Alcoa has entered into interest rate contracts, which are designated as cash flow hedges. Alcoa’s share of the activity of these cash flow hedges is reflected in the table above.

Foreign Exchange. Alcoa is subject to exposure from fluctuations in foreign currency exchange rates. Contracts may be used from time to time to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts cover periods consistent with known or expected exposures through 2015.

Alcoa had the following outstanding forward contracts that were entered into to hedge forecasted transactions:

	September 30, 2014	December 31, 2013
Aluminum contracts (000 metric tons)	707	841
Energy contracts:
Electricity (megawatt hours)	59,409,328	59,409,328
Natural gas (million British thermal units)	20,570,000	19,980,000
Foreign exchange contracts	$632	$335

Other

Alcoa has certain derivative contracts that do not qualify for hedge accounting treatment and, therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Third quarter ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Aluminum contracts	Sales	$—	$1	$(4)	$(6)
Aluminum contracts	Other expenses (income), net	(11)	4	(12)	19
Embedded credit derivative	Other expenses (income), net	(10)	11	(3)	2
Foreign exchange contracts	Other expenses (income), net	1	2	(2)	(3)

Total		$(20)	$18	$(21)	$12

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

Alcoa had a forward contract to purchase $53 (C$58) to mitigate the foreign currency risk related to a Canadian-denominated loan, which was repaid on August 31, 2014 upon maturity. The forward contract expired on August 5, 2014 and a gain of $1 was recognized in the 2014 third quarter. Also, in December 2013, Alcoa entered into a forward contract to purchase $231 (R$543) to mitigate the foreign currency risk associated with a potential future transaction denominated in Brazilian reais. This contract expired on March 31, 2014 and a loss of $4 was recognized in the 2014 nine-month period. All other foreign exchange contracts were entered into and settled within each of the periods presented.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$3,272	$3,272	$1,437	$1,437
Restricted cash	18	18	18	18
Noncurrent receivables	18	18	19	19
Available-for-sale securities	144	144	119	119
Short-term borrowings	57	57	57	57
Commercial paper	99	99	—	—
Long-term debt due within one year	35	35	655	1,040
Long-term debt, less amount due within one year	8,797	9,335	7,607	7,863

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

On October 15, 2014, Alcoa signed a definitive agreement to sell 100% of Alcoa World Alumina and Chemicals’ ownership stake in the Jamalco bauxite mining and alumina refining joint venture to Noble Group Ltd. The Jamalco joint venture is 55% owned by a subsidiary of Alcoa World Alumina and Chemicals, which is owned 60% by Alcoa. The sale is subject to customary regulatory approvals and is expected to close by the end of 2014. As a result of this transaction, Alcoa expects to record a non-cash loss of approximately $265 to $285 ($80 to $100 after-tax and noncontrolling interest, or $0.07 to $0.09 per diluted share) in the fourth quarter of 2014.

On October 16, 2014, Alcoa received a court decision related to a European Commission Matter in Italy (see European Commission Matters in Note H).

On October 23, 2014, Alcoa signed a definitive agreement to sell its 50.33% ownership stake in the Mt. Holly smelter to Century Aluminum Company. The sale is subject to customary regulatory approvals and is expected to close by the end of 2014. As a result of this transaction, Alcoa does not expect to record a material gain or loss in the fourth quarter of 2014.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of September 30, 2014, and the related statements of consolidated operations, consolidated comprehensive (loss) income, and changes in consolidated equity for each of the three-month and nine-month periods ended September 30, 2014 and 2013, and the statement of consolidated cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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
October 23, 2014

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$6,239	$5,765	$17,529	$17,447
Net income attributable to Alcoa common shareholders	$149	$24	$109	$54
Diluted earnings per share attributable to Alcoa common shareholders	$0.12	$0.02	$0.09	$0.05
Shipments of alumina (kmt)	2,714	2,603	7,724	7,388
Shipments of aluminum products (kmt)	1,225	1,260	3,598	3,752
Alcoa’s average realized price per metric ton of primary aluminum	$2,538	$2,180	$2,345	$2,273

Net income attributable to Alcoa was $149, or $0.12 per diluted share, in the 2014 third quarter compared with $24, or $0.02 per share, in the 2013 third quarter. The improvement in results of $125 was primarily the result of net productivity improvements, a higher realized price for aluminum, and higher energy sales. These positive impacts were partially offset by higher overall input costs, an unfavorable change in income taxes due to higher pretax income, and higher restructuring charges related to capacity reductions.

Net income attributable to Alcoa was $109, or $0.09 per share, in the 2014 nine-month period compared with $54, or $0.05 per share, in the 2013 nine-month period. The improvement in results of $55 was primarily the result of net productivity improvements, higher energy sales, the absence of a charge for a legal matter, a higher realized price for aluminum, and net favorable foreign currency movements. These positive impacts were mostly offset by higher restructuring charges related to capacity reductions, unfavorable product mix in the midstream and downstream businesses, higher overall input costs, and an unfavorable change in income taxes due to higher pretax income.

Sales improved $474, or 8%, in the 2014 third quarter and $82 in the 2014 nine-month period compared to the same periods in 2013.

In the 2014 third quarter, the improvement was largely attributable to a higher average realized price for aluminum in both the upstream and midstream businesses, higher volumes in the midstream and downstream businesses, increased buy/resell activity for primary aluminum, and higher energy sales resulting from excess power due to curtailed smelter capacity, somewhat offset by lower primary aluminum volumes due to curtailed and shutdown smelter capacity.

The increase in the 2014 nine-month period was principally due to higher volumes in the midstream and downstream businesses, higher energy sales resulting from excess power due to curtailed smelter capacity, increased buy/resell activity for primary aluminum, and a higher average realized price for primary aluminum, mostly offset by lower primary aluminum volumes due to curtailed and shutdown smelter capacity and unfavorable product mix in the midstream business.

Cost of goods sold (COGS) as a percentage of Sales was 78.6% in the 2014 third quarter and 80.8% in the 2014 nine-month period compared with 83.2% in the 2013 third quarter and 83.6% in the 2013 nine-month period.

In both periods, the percentage was positively impacted by net productivity improvements across all segments, both the previously mentioned higher average realized price for primary aluminum and higher energy sales, and lower costs for caustic. These items were partially offset by unfavorable product mix in the midstream and downstream businesses, higher costs for energy and labor, and write-offs of inventory related to the decisions to permanently shut down certain smelter and rolling mill capacity (difference of $31 (third quarter) and $58 (nine-month period) – see Restructuring and other charges below).

The percentage in the 2014 third quarter was also favorably impacted by an increase in the average realized price for aluminum in the midstream business. In the 2014 nine-month period, the percentage was also favorably impacted by lower costs for carbon and the absence of costs related to a planned maintenance outage in 2013 at a power plant in Australia, and was also unfavorably impacted by higher costs for bauxite and costs related to a new labor agreement that covers employees at 10 locations in the United States (see below).

On June 6, 2014, the United Steelworkers ratified a new five-year labor agreement covering approximately 6,100 employees at 10 U.S. locations; the previous labor agreement expired on May 15, 2014. In the 2014 nine-month period, as a result of the preparation for and ratification of the new agreement, Alcoa recognized $18 ($12 after-tax) in COGS for, among other items, business contingency costs and a one-time signing bonus for employees. Additionally, as a result of the provisions of the new labor agreement, a significant plan amendment was adopted by one of Alcoa’s U.S. pension plans. Accordingly, this plan was required to be remeasured, which resulted in a $13 decrease to 2014 annual net periodic benefit cost, of which $6 and $8 was recognized in the 2014 third quarter and nine-month period, respectively. The remaining $5 decrease will be recognized in the fourth quarter of 2014.

Selling, general administrative, and other expenses (SG&A) decreased $5 and $29 in the 2014 third quarter and nine-month period, respectively, compared to the corresponding periods in 2013. The decline in both periods was primarily driven by decreases across various expenses, including professional fees (largely legal and consulting) and contract services, mostly offset (third quarter) and partially offset (nine-month period) by fees associated with a planned acquisition of an aerospace business ($6 (third quarter) and $19 (nine-month period)) (see Engineered Products and Solutions under Segment Information below) and higher stock-based compensation expense. In the 2014 nine-month period, higher labor costs also negatively impacted SG&A. SG&A as a percentage of Sales decreased from 4.3% in the 2013 third quarter to 3.9% in the 2014 third quarter, and from 4.3% in the 2013 nine-month period to 4.1% in the 2014 nine-month period.

Restructuring and other charges were $209 ($175 after-tax and noncontrolling interest) and $780 ($503 after-tax and noncontrolling interest) in the 2014 third quarter and nine-month period, respectively.

In the 2014 third quarter, Restructuring and other charges included $220 ($186 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $5 ($4 after-tax) for a gain on the sale of assets related to a previously shutdown location; a charge of $4 ($2 after-tax and noncontrolling interest) for other miscellaneous items; and $10 ($9 after-tax and noncontrolling interest) for the reversal of a number of layoff reserves related to prior periods, including those associated with a smelter in Italy due to changes in facts and circumstances (see below).

In the 2014 nine-month period, Restructuring and other charges included $663 ($426 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish three smelters and two rolling mills (see below); $67 ($44 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $18 ($11 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 245 employees (115 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment,10 in the Alumina and Primary Metals segments combined, and 90 in Corporate); a charge of $16 ($9 after-tax and noncontrolling interest) for other miscellaneous items; and $17 ($13 after-tax and noncontrolling interest) for the reversal of a number of layoff reserves related to prior periods, including those associated with a smelter in Italy due to changes in facts and circumstances (see below).

In the 2014 first quarter, management approved the permanent shutdown and demolition of the remaining capacity (84 kmt-per-year) at the Massena East smelter in New York and the full capacity (190 kmt-per-year) at the Point Henry smelter in Australia. The capacity at Massena East was fully shut down by the end of the first quarter of 2014 and the Point Henry smelter was fully shut down in August 2014. Demolition and remediation activities related to both the Massena East and Point Henry smelters will begin in the fourth quarter of 2014 and are expected to be completed by the end of 2020 and 2018, respectively.

The decisions on the Massena East and Point Henry smelters were part of a 15-month review of 460 kmt of smelting capacity initiated by management in the 2013 second quarter for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter had no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter, both in Brazil. These curtailments were completed by the end of May 2014. As a result of these curtailments, production at the Poços de Caldas refinery was reduced (200 kmt-per-year), which was completed by the end of the 2014 second quarter.

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills have a combined can sheet capacity of 200 kmt-per-

year and will be closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin in 2015 and are expected to be completed by the end of 2018.

In the 2014 third quarter, management approved the permanent shutdown and demolition of the capacity (150 kmt-per-year) at the Portovesme smelter in Italy, which has been idle since November 2012. This decision was made because the fundamental reasons that made the Portovesme smelter uncompetitive remain unchanged, including the lack of a viable long-term power solution. Demolition and remediation activities related to the Portovesme smelter will begin in the fourth quarter of 2014 and are expected to be completed by the end of 2019.

In the 2014 third quarter and nine-month period, costs related to the shutdown and curtailment actions included $60 and $197, respectively, for the layoff of approximately 1,780 employees (1,200 in the Primary Metals segment, 470 in the Global Rolled Products segment, 80 in the Alumina segment, and 30 in Corporate), including $18 in pension costs; accelerated depreciation of $40 and $190, respectively, related to the three facilities in Australia as they continue to operate during 2014 (the smelter operated for one month in the 2014 third quarter); asset impairments of $74 and $165, respectively, representing the write-off of the remaining book value of all related properties, plants, and equipment; and $45 and $178, respectively, in other exit costs (see below). Additionally in the third quarter and nine-month period of 2014, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $33 ($27 after-tax and noncontrolling interest) and $67 ($47 after-tax and noncontrolling interest), respectively, which was recorded in Cost of goods sold. The other exit costs in the 2014 third quarter and nine-month period represent $40 and $95, respectively, in asset retirement obligations and $4 and $42, respectively, in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in the U.S., Australia, and Italy, and $1 and $41, respectively, in other related costs, including supplier and customer contract-related costs. Additional charges of approximately $25 are expected to be recognized in the fourth quarter of 2014 related to these shutdown actions in Australia.

Restructuring and other charges were $151 ($108 after-tax and noncontrolling interest) and $402 ($283 after-tax and noncontrolling interests) in the 2013 third quarter and nine-month period, respectively.

In the 2013 third quarter, Restructuring and other charges included $152 ($109 after-tax) for exit costs related to the permanent shutdown and demolition of certain structures at two smelter locations (see below); a charge of $1 ($1 after-tax) for other miscellaneous items; and $2 ($2 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

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

In the 2013 second quarter, management approved the permanent shutdown and demolition of (i) two potlines (capacity of 105 kmt-per-year) that utilize Soderberg technology at the smelter located in Baie Comeau, Québec, Canada (remaining capacity of 280 kmt-per-year composed of two prebake potlines) and (ii) the smelter located in Fusina, Italy (capacity of 44 kmt-per-year). Additionally, in the 2013 third quarter, management approved the permanent shutdown and demolition of one potline (capacity of 41 kmt-per-year) that utilizes Soderberg technology at the Massena East, N.Y. smelter (remaining capacity of 84 kmt-per-year composed of two Soderberg potlines). The aforementioned Soderberg lines at Baie Comeau and Massena East were fully shut down by the end of the third quarter of 2013 while the Fusina smelter was previously temporarily idled in 2010. Demolition and remediation activities related to all three facilities began in the fourth quarter of 2013 and are expected to be completed by the end of 2014 (Massena East), 2015 (Baie Comeau), and 2017 (Fusina).

The decisions on the Soderberg lines for Baie Comeau and Massena East were part of a 15-month review of 460 kmt of smelting capacity initiated by management earlier in the 2013 second quarter for possible curtailment (announced on May 1, 2013), while the decision on the Fusina smelter was in addition to the capacity being reviewed. Factors leading to all three decisions were in general focused on achieving sustained competitiveness and included, among others: lack of an economically viable, long-term power solution (Italy); changed market fundamentals; other existing idle capacity; and restart costs.

In the 2013 third quarter and nine-month period, exit costs related to these actions included $107 for the layoff of approximately 520 employees (Primary Metals segment) in both periods, including $78 in pension costs; accelerated depreciation of $35 and $58, respectively, (Baie Comeau) and asset impairments of $4 and $18, respectively, (Fusina and Massena East) representing the write off of the remaining book value of all related properties, plants, and equipment; and $6 and $55, respectively, in other exit costs. Additionally in the third quarter and nine-month period of 2013, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $2 ($1 after-tax) and $9 ($6 after-tax), respectively, which was recorded in Cost of goods sold. The other exit costs of $55 represent $48 in asset retirement obligations and $5 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish these structures, and $2 in other related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Alumina	$1	$—	$8	$—
Primary Metals	193	150	608	244
Global Rolled Products	13	—	126	10
Engineered Products and Solutions	—	—	4	22

Segment total	207	150	746	276
Corporate	2	1	34	126

Total restructuring and other charges	$209	$151	$780	$402

As of September 30, 2014, approximately 1,300 of the 2,025 employees associated with 2014 restructuring programs and approximately 1,390 of the 1,620 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2014 and 2013 restructuring programs are expected to be completed by the end of 2014.

In the 2014 third quarter and nine-month period, cash payments of $66 and $89, respectively, were made against the layoff reserves related to the 2014 restructuring programs and $4 and $36, respectively, were made against the layoff reserves related to the 2013 restructuring programs.

Interest expense increased $18, or 17%, in the 2014 third quarter and $10, or 3%, in the 2014 nine-month period compared to the corresponding periods in 2013. In both periods, the increase was principally the result of lower capitalized interest ($11 (third quarter) and $34 (nine-month period)) and fees paid associated with the execution and termination of a 364-day senior unsecured bridge term loan facility related to a planned acquisition of an aerospace business ($13 in both periods) (see Engineered Products and Solutions under Segment Information below). These negative impacts were slightly offset in the 2014 third quarter due to the absence of amortization of debt-related costs associated with the convertible notes mentioned below. In the 2014 nine-month period, the negative impacts were partially offset by a 6% lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and the March 2014 extinguishment of $575 in 5.25% Convertible Notes, and lower amortization of debt-related costs due to the extinguishment of the aforementioned convertible notes.

Other expenses, net was $23 in the 2014 third quarter compared with Other income, net of $7 in the 2013 third quarter, and Other expenses, net was $53 in the 2014 nine-month period compared to Other income, net of $15 in the 2013 nine-month period.

The change in the 2014 third quarter was primarily due to a net unfavorable change in mark-to-market derivative contracts ($37), somewhat offset by a gain on the sale of an equity investment in a China rolling mill ($14).

In the 2014 nine-month period, the change was mainly the result of a higher equity loss related to Alcoa’s share of the joint venture in Saudi Arabia due to start-up costs of the entire complex, including restart costs for one of the smelter potlines that was previously shut down due to a period of instability, a net unfavorable change in mark-to-market derivative contracts ($35), a decrease in the cash surrender value of company-owned life insurance, and net unfavorable foreign currency movements ($15). These negative impacts were somewhat offset by a gain on the sale of (i) a mining interest in Suriname ($28) and (ii) an equity investment in a China rolling mill ($14).

The effective tax rate for the third quarter of 2014 and 2013 was 60.3% and 41.3%, respectively.

The rate for the 2014 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $56 discrete income tax charge related to a tax rate change in Brazil (see below), restructuring charges related to operations in Italy for which no tax benefit was recognized (see Restructuring and other charges above), and an $8 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014), slightly offset by a $9 discrete income tax benefit for the release of a valuation allowance related to operations in Germany due to the initiation of a tax planning strategy.

The rate for the 2013 third quarter differs from the U.S. federal statutory rate of 35% primarily due to a $6 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2013), partially offset by foreign income taxed in lower rate jurisdictions.

The effective tax rate for the 2014 and 2013 nine-month periods was 76.0% and 63.7%, respectively.

The rate for the 2014 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to the previously mentioned $56 discrete income tax charge and a $44 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2014).

The rate for the 2013 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to a $103 nondeductible charge for a legal matter, restructuring charges related to operations in Canada (benefit at a lower tax rate) and Italy (no tax benefit) (see Restructuring and other charges above), and a $10 discrete income tax charge related to prior year taxes in Spain and Australia, somewhat offset by a $19 discrete income tax benefit related to new U.S. tax legislation (see below).

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

In December 2011, one of Alcoa’s subsidiaries in Brazil applied for a tax holiday related to its expanded mining and refining operations. During 2013, the application was amended and re-filed. The deadline for the Brazilian government to deny the application was July 11, 2014. Since Alcoa did not receive notice that its application was denied, the tax holiday took effect automatically on July 12, 2014. As a result, the tax rate for this subsidiary will decrease significantly (from 34% to 15%), resulting in future cash tax savings over the 10-year holiday period (retroactively effective as of January 1, 2013). Additionally, a portion of the subsidiary’s net deferred tax asset that reverses within the holiday period was remeasured at the new lower tax rate in the 2014 third quarter. This remeasurement resulted in a decrease to this subsidiary’s net deferred tax asset and a noncash charge to earnings of $56 ($34 after noncontrolling interest).

Net loss attributable to noncontrolling interests was $18 in the 2014 third quarter and $46 in the 2014 nine-month period compared with Net income attributable to noncontrolling interests of $20 in the 2013 third quarter and $12 in the 2013 nine-month period. The change in both periods was mostly due to the results of Alcoa World Alumina and Chemicals (AWAC), which is owned 60% by Alcoa and 40% by Alumina Limited.

In the 2014 third quarter, AWAC generated a loss compared to income in the same period in 2013 mainly driven by a $56 discrete income tax charge related to a tax rate change in Brazil (see Income taxes above) and additional restructuring and other charges associated with management’s decision in the 2014 first quarter to permanently shut down the Point Henry smelter in Australia (see Restructuring and other charges above and Primary Metals under Segment Information below).

AWAC generated a loss in the 2014 nine-month period compared with income in the corresponding period in 2013 largely attributable to restructuring and other charges associated with the decision to permanently shut down the Point Henry smelter and the previously mentioned discrete income tax charge, somewhat offset by the absence of a $103 charge for a legal matter.

In the 2013 nine-month period, Alumina Limited’s share of the charge for a legal matter was included in Net income attributable to noncontrolling interests at 40% ($41). Subsequently, in the 2013 fourth quarter, Alumina Limited’s share of this charge was reduced to 15% based on a cost allocation agreement between Alcoa and Alumina Limited reached in 2012 as a result of meeting certain criteria at the time the legal matter was resolved in January 2014. Consequently, a credit of $26 was reflected in Net income attributable to noncontrolling interests in the 2013 fourth quarter equivalent to the difference of Alumina Limited’s ownership interest and the stated percentage in the cost allocation agreement.

Segment Information

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Alumina production (kmt)	4,196	4,214	12,445	12,369
Third-party alumina shipments (kmt)	2,714	2,603	7,724	7,388

Alcoa’s average realized price per metric ton of alumina	$320	$319	$317	$332
Alcoa’s average cost per metric ton of alumina*	$289	$286	$286	$299

Third-party sales	$886	$846	$2,492	$2,494
Intersegment sales	482	513	1,472	1,689

Total sales	$1,368	$1,359	$3,964	$4,183

ATOI	$62	$67	$192	$189

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production decreased slightly in the 2014 third quarter and increased 1% in the 2014 nine-month period compared with the corresponding periods in 2013. The decline in the 2014 third quarter was largely attributable to lower production at the Poços de Caldas (Brazil) and San Ciprian (Spain) refineries, mostly offset by higher production at the São Luís refinery (Brazil). In the 2014 nine-month period, the improvement was due to higher production at every refinery in the global system, except for Poços de Caldas and San Ciprian. The Poços de Caldas refinery started to reduce production near the end of the 2014 first quarter in response to the decision to fully curtail the Poços de Caldas smelter by the end of May 2014 (see Primary Metals below). As a result, management reduced the alumina production at the Poços de Caldas refinery by approximately 200 kmt-per-year by the end of the 2014 second quarter.

Third-party sales for the Alumina segment improved 5% and were flat in the 2014 third quarter and nine-month period, respectively, compared with the same periods in 2013. The increase in the 2014 third quarter was primarily due to a 4% improvement in volume and favorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia. In the 2014 nine-month period, a 5% decline in average realized price and unfavorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia were offset by a 5% improvement in volume. The change in average realized price was driven by a 5% lower average London Metal Exchange (LME) price for those customer shipments still linked to the LME (34%) and lower alumina index/spot pricing for all other customer shipments (66%).

Intersegment sales decreased 6% in the 2014 third quarter and 13% in the 2014 nine-month period compared to the corresponding periods in 2013 due to lower demand from the Primary Metals segment. A lower average realized price also contributed to the decline in the 2014 nine-month period.

ATOI for this segment declined $5 in the 2014 third quarter and increased $3 in the 2014 nine-month period compared to the same periods in 2013.

The decrease in the 2014 third quarter was principally driven by higher input costs, including natural gas (particularly higher prices in Australia partially due to the absence of carbon credits as a result of legislative change) and labor and maintenance, all of which were slightly offset by lower costs for caustic. This negative impact was mostly offset by net productivity improvements.

In the 2014 nine-month period, the improvement was primarily the result of net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, net productivity improvements, and a gain on the sale of a mining interest in Suriname ($18). These positive impacts were mostly offset by higher input costs, including natural gas (particularly higher prices in Australia), bauxite (mainly due to a new mining site in Suriname), and labor and maintenance, all of which were somewhat offset by lower costs for caustic; the previously mentioned decline in average realized price; and a higher equity loss due to start-up costs of the bauxite mine and refinery in Saudi Arabia.

In the fourth quarter of 2014, alumina production at the Poços de Caldas refinery will be approximately 40 kmt lower due to the temporary curtailment (see above). Also, more than 65% of third-party shipments are expected to be based on alumina index/spot pricing. Additionally, net productivity improvements are anticipated while a higher equity loss due to start-up costs of the bauxite mine and refinery in Saudi Arabia is expected.

Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Aluminum production (kmt)	760	897	2,394	2,684
Third-party aluminum shipments (kmt)	642	686	1,897	2,084

Alcoa’s average realized price per metric ton of aluminum*	$2,538	$2,180	$2,345	$2,273
Alcoa’s average cost per metric ton of aluminum**	$2,298	$2,140	$2,229	$2,218

Third-party sales	$1,865	$1,600	$4,948	$4,978
Intersegment sales	730	691	2,182	2,095

Total sales	$2,595	$2,291	$7,130	$7,073

ATOI	$245	$8	$327	$15

*	Average realized price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., coil, billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At September 30, 2014, Alcoa had 665 kmt of idle capacity on a base capacity of 3,613 kmt. In the 2014 third quarter, idle capacity decreased by 138 kmt compared to June 30, 2014 due to the permanent closure of a 150 kmt smelter in Italy (see below), slightly offset by a 12 kmt pot adjustment elsewhere. Base capacity declined 322 kmt between September 30, 2014 and June 30, 2014 due to the permanent closure of the remaining pots at a smelter in Australia (see below) and the aforementioned smelter in Italy.

In May 2013, Alcoa announced that management would review 460 kmt of smelting capacity over a 15-month period for possible curtailment. This review was aimed at maintaining Alcoa’s competitiveness despite falling aluminum prices and would focus on the highest-cost smelting capacity and those plants that have long-term risk due to factors such as energy costs or regulatory uncertainty.

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

The permanent shutdowns were comprised of the remaining capacity (84 kmt-per-year) at the Massena East smelter and the full capacity (190 kmt-per-year) at the Point Henry smelter in Australia. The remaining capacity of the Massena East smelter represented two Soderberg potlines that were no longer competitive. This shutdown was completed by the end of the 2014 first quarter. For Point Henry, management determined that the smelter had no prospect of becoming financially viable. The shutdown of the Point Henry smelter was completed in August 2014 (18 kmt of capacity was shutdown in the 2014 second quarter).

The temporary curtailments are comprised of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter. The process of curtailing this additional capacity began in March 2014 and was completed by the end of May 2014.

In the 2014 third quarter, management approved the permanent shutdown of the capacity (150 kmt-per-year) at the Portovesme smelter in Italy, which has been idle since November 2012. This decision was made because the fundamental reasons that made the Portovesme smelter uncompetitive remain unchanged, including the lack of a viable long-term power solution.

See Restructuring and other charges under Results of Operations above for a description of the associated charges related to all of the above actions.

Aluminum production decreased 15% and 11% in the 2014 third quarter and nine-month period, respectively, compared with the corresponding periods in 2013. In both periods, the decline was the result of lower production at the five smelters impacted by the 2013 and 2014 capacity reductions described above.

Third-party sales for the Primary Metals segment increased 17% in the 2014 third quarter and decreased 1% in the 2014 nine-month period compared with the same periods in 2013.

The improvement in the 2014 third quarter was mainly attributable to a 16% increase in average realized aluminum price, higher buy/resell activity, and higher energy sales resulting from excess power due to curtailed smelter capacity, mostly in Brazil, somewhat offset by lower volumes due to the five smelters impacted by the 2013 and 2014 capacity reductions. The change in average realized price was driven by an 11% higher average LME price (on 15-day lag) and higher regional premiums, which increased by an average of 87% in the U.S. and 76% in Europe.

In the 2014 nine-month period, the decline was largely the result of lower volumes, including from the five smelters impacted by the 2013 and 2014 capacity reductions, mostly offset by higher energy sales resulting from excess power due to curtailed smelter capacity, mostly in Brazil, higher buy/resell activity, and a 3% increase in average realized aluminum price. The change in average realized price was driven by higher regional premiums, which increased by an average of 73% in the U.S. and 44% in Europe, partially offset by a 3% lower average LME price (on 15-day lag).

Intersegment sales increased 6% and 4% in the 2014 third quarter and nine-month period, respectively, compared to the corresponding periods in 2013 due to an increase in realized price. The positive impact in the 2014 third quarter was partially offset by lower demand from the midstream business.

ATOI for this segment improved $237 in the 2014 third quarter and $312 in the 2014 nine-month period compared to the same periods in 2013.

The increase in the 2014 third quarter was principally due to both the previously mentioned higher average realized aluminum price and energy sales in Brazil and net productivity improvements, slightly offset by a write-off of inventory related to the decisions to permanently shut down the Portovesme and Point Henry smelters ($30).

In the 2014 nine-month period, the improvement was primarily driven by the previously mentioned energy sales in Brazil; net productivity improvements; lower costs for alumina and carbon; a higher average realized aluminum price; net favorable foreign currency movements due to a stronger U.S. dollar against the Canadian dollar, Brazilian real, and Australian dollar; and the absence of costs related to a planned maintenance outage in 2013 at a power plant in Australia. These positive impacts were slightly offset by a write-off of inventory related to the decisions to permanently shut down the Portovesme, Point Henry, and Massena East smelters ($44) and a higher equity loss related to the joint venture in Saudi Arabia due to restart costs for one of the potlines (full restart was achieved in the 2014 second quarter) that was previously shut down due to a period of instability, as well as normal smelter start-up costs.

In the fourth quarter of 2014, aluminum production will be approximately 100 kmt lower due to the shutdown and curtailment actions described above. Also, the average realized price will follow a 15-day lag to LME prices and is expected to benefit from higher regional and product premiums. Additionally, higher energy sales resulting from excess power due to curtailed smelter capacity in Brazil and net productivity improvements are anticipated, while higher energy costs in Spain due to the expiration of the interruptibility regime, which will occur in October 2014, are expected.

Global Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Third-party aluminum shipments (kmt)	506	499	1,477	1,451

Alcoa’s average realized price per metric ton of aluminum	$3,804	$3,615	$3,697	$3,764

Third-party sales	$1,926	$1,805	$5,463	$5,461
Intersegment sales	52	47	139	141

Total sales	$1,978	$1,852	$5,602	$5,602

ATOI	$103	$71	$241	$231

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

Third-party sales for the Global Rolled Products segment increased 7% and were flat in the 2014 third quarter and nine-month period, respectively, compared with the corresponding periods in 2013.

The improvement in the 2014 third quarter was mainly caused by increased demand and favorable pricing due to an increase in metal prices, slightly offset by unfavorable price/product mix related to the packaging end market. Volume improvements were mostly driven by the automotive and commercial transportation end markets, somewhat offset by lower demand in the building and construction end market (primarily Europe).

In the 2014 nine-month period, increased demand was offset by unfavorable price/product mix related to the packaging, aerospace, and industrial products end markets. Volume improvements were mostly driven by the commercial transportation and automotive end markets, partially offset by lower demand in the industrial products end market.

ATOI for this segment improved $32 in the 2014 third quarter and $10 in the 2014 nine-month period compared to the same periods in 2013.

In the 2014 third quarter, the increase was principally the result of net productivity improvements across most businesses and favorable pricing due to an increase in metal prices, somewhat offset by unfavorable price/product mix related to the packaging end market.

The increase in the 2014 nine-month period was primarily driven by net productivity improvements across most businesses and an increase in metal prices. These items were mostly offset by unfavorable price/product mix related to the packaging, aerospace, and industrial products end markets; higher input costs, including energy, labor, maintenance, and transportation; a write-off of inventory related to the decision to permanently shut down the Point Henry and Yennora rolling mills ($9); a larger equity loss due to start-up costs related to the rolling mill at the joint venture in Saudi Arabia; and costs (business continuity and contract specific) related to a new labor agreement that covers employees at three rolling mills in the United States ($4) (see Cost of goods sold under Results of Operations above).

In the fourth quarter of 2014, demand in the automotive end market is expected to remain strong and the automotive expansion at the Davenport, IA facility will continue to ramp-up. Also, net productivity improvements are anticipated while pricing pressure due to oversupply in the North American packaging end market is expected.

Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Third-party aluminum shipments (kmt)	64	60	184	173

Third-party sales	$1,495	$1,437	$4,440	$4,328

ATOI	$209	$192	$602	$558

On June 25, 2014, Alcoa signed a definitive agreement to acquire Firth Rixson, a global leader in aerospace jet engine components, from Oak Hill Capital Partners for $2,850. The purpose of this acquisition is to strengthen Alcoa’s aerospace business and position the Company to capture additional aerospace growth with a broader range of high-growth, value-add jet engine components. Alcoa expects to realize annual cost savings of more than $100 by 2019 due to synergies derived from purchasing and productivity improvements, optimizing internal metal supply, and leveraging Alcoa’s global shared services. This transaction is expected to be neutral to earnings in 2015 and accretive thereafter. Firth Rixson generated $1,000 in sales in 2013 and will be included within Alcoa’s Engineered Products and Solutions segment. The completion of the acquisition is subject to customary closing conditions and regulatory approvals (in the 2014 third quarter, Alcoa received such approval from the United States and from some, but not all, international markets) and is expected to close by the end of 2014.

Third-party sales for the Engineered Products and Solutions segment increased 4% and 3% in the 2014 third quarter and nine-month period, respectively, compared with the corresponding periods in 2013. The improvement in both periods was mostly due to higher volumes related to the aerospace (commercial) and commercial transportation end markets, somewhat offset by lower volumes in the industrial gas turbine and defense (aerospace-related) end markets. In the 2014 third quarter, the oil and gas end market also contributed positively to the higher volumes.

ATOI for this segment improved $17 in the 2014 third quarter and $44 in the 2014 nine-month period compared to the same periods in 2013, mainly the result of net productivity improvements across all businesses and higher volumes, partially offset by higher costs, primarily labor, and unfavorable product mix.

In the fourth quarter of 2014, the commercial aerospace end market is expected to remain strong. Also, continued net productivity improvements and share gains through innovation are anticipated.

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

The following table reconciles total segment ATOI to consolidated net income attributable to Alcoa:

	Third quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total segment ATOI	$619	$338	$1,362	$993
Unallocated amounts (net of tax):
Impact of LIFO	(18)	9	(33)	12
Interest expense	(81)	(70)	(228)	(221)
Noncontrolling interests	18	(20)	46	(12)
Corporate expense	(74)	(74)	(211)	(212)
Restructuring and other charges	(189)	(108)	(587)	(324)
Other	(126)	(51)	(240)	(182)

Consolidated net income attributable to Alcoa	$149	$24	$109	$54

The significant changes in the reconciling items between total segment ATOI and consolidated net income attributable to Alcoa for the 2014 third quarter and nine-month period compared with the corresponding periods in 2013 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to higher prices for aluminum, driven by both higher LME levels and regional premiums (increase in price at September 30, 2014 indexed to December 31, 2013 compared to a decrease in price at September 30, 2013 indexed to December 31, 2012);

•	an increase in Interest expense, principally caused by lower capitalized interest ($7 (third quarter) and $22 (nine-month period)) and fees paid associated with the execution and termination of a 364-day senior unsecured bridge term loan facility related to a planned acquisition of an aerospace business ($8 in both periods), slightly offset in the 2014 third quarter due to the absence of amortization of debt-related costs associated with the convertible notes mentioned below, and partially offset in the 2014 nine-month period by a 6% lower average debt level, which was mostly attributable to lower outstanding long-term debt due to the June 2013 repayment of $422 in 6.00% Notes and the March 2014 extinguishment of $575 in 5.25% Convertible Notes, and lower amortization of debt-related costs due to the extinguishment of the aforementioned convertible notes;

•

a change in Noncontrolling interests, due to the change in results at AWAC, principally driven by, in the 2014 third quarter, a discrete income tax charge related to a tax rate change in Brazil and additional restructuring and other charges associated with management’s decision in the 2014 first quarter to permanently shut down the Point Henry smelter in Australia; and in the 2014 nine-month period, restructuring and other charges associated with the decision to permanently shut down the Point Henry smelter and the previously mentioned discrete income tax charge, somewhat offset by the absence of a charge for a legal matter;

•	an increase in Restructuring and other charges, mostly caused by higher costs related to decisions to permanently shut down and/or temporarily curtail refinery, smelter and/or rolling mill capacity, slightly offset in the 2014 nine-month period by the absence of a charge for a legal matter; and

•	a change in Other, mostly driven by a discrete income tax charge related to a tax rate change in Brazil ($56) and a net unfavorable change in mark-to-market derivative contracts ($25), and also in the 2014 nine-month period, an unfavorable tax impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized ($41).

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $216 in the 2014 nine-month period compared with $658 in the same period of 2013. The decline in cash from operations of $442 was principally due to a negative change associated with working capital of $951, higher pension contributions of $92, and a negative change in noncurrent liabilities of $72, partially offset by higher operating results (net income plus net add-back for noncash transactions in earnings) and a positive change in noncurrent assets of $137.

The components of the negative change in working capital were as follows:

•	an unfavorable change of $318 in receivables, primarily related to higher customer sales and lower net cash funding of $105 from a customer receivables sale program;

•	a negative change of $344 in inventories, largely attributable to inventory build for the ramp-up of automotive production at the Davenport, IA plant and customer requirements related to smelters that have been curtailed or shut down in 2014;

•	an unfavorable change of $44 in prepaid expenses and other current assets, mostly due to a prepayment for metal purchases;

•	a negative change of $93 in accounts payable, trade, principally the result of timing of payments;

•	an unfavorable change of $61 in accrued expenses, mainly caused by $108 in higher payments for layoff and other exit costs associated with restructuring actions and an $88 payment to the United States government due to the resolution of a legal matter, offset by the absence of $135 (€109) in payments to the Italian government related to a November 2009 European Commission decision on electricity pricing for certain energy-intensive industries; and

•	a negative change of $91 in taxes, including income taxes, mostly driven by higher pretax income.

The higher pension contributions were principally driven by special termination benefits of $86 for employees affected by the 2013 shutdown of capacity at a smelter in Canada.

On August 8, 2014, the Highway and Transportation Funding Act (HATFA) was signed into law by the United States government. HATFA, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, HATFA modifies the interest rates that had been set in 2012 by the Moving Ahead for Progress in the 21st Century Act. As a result, management expects Alcoa’s estimated minimum required pension funding to decline by $100 in 2014 and by $125 in 2015.

Financing Activities

Cash provided from financing activities was $2,431 in the 2014 nine-month period, an increase of $3,045 compared with cash used for financing activities of $614 in the corresponding period of 2013.

The source of cash in the 2014 nine-month period was primarily due to $2,881 in additions to debt, virtually all of which was the result of $1,238 in net proceeds from the issuance of new senior debt securities to be used for the planned acquisition of an aerospace business (see below) and $1,640 in borrowings under certain revolving credit facilities (see below), net proceeds of $1,213 from the issuance of mandatory convertible preferred stock related to the aforementioned acquisition, and $128 in proceeds from employee exercises of 14.8 million stock options at a weighted average exercise price of $8.69 (not in millions). These items were somewhat offset by $1,717 in payments on debt, mostly related to $1,640 for the repayment of borrowings under certain revolving credit facilities (see below), and $105 in dividends paid to shareholders.

In the 2013 nine-month period, the use of cash was primarily due to $1,980 in payments on debt, mainly related to $1,525 for the repayment of borrowings under certain credit facilities, a $422 early repayment of 6.00% Notes due July 2013, and $20 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil; $99 in dividends paid to shareholders; and net cash paid to noncontrolling interests of $68, most of which relates to Alumina Limited’s share of AWAC. These items were partially offset by $1,527 in additions to debt, virtually all of which was the result of borrowings under certain credit facilities.

On July 25, 2014, Alcoa entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $4,000 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa. Subject to the terms and conditions of the Credit Agreement, Alcoa may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 under the Credit Facility.

The Credit Facility matures on July 25, 2019, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Alcoa will pay a fee of 0.25% (based on Alcoa’s long-term debt ratings as of September 30, 2014) of the total commitment per annum to maintain the Credit Facility.

The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Alcoa. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Alcoa’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Alcoa’s long-term debt ratings as of September 30, 2014. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces Alcoa’s Five-Year Revolving Credit Agreement, dated as of July 25, 2011 (the “Former Credit Agreement”), which was scheduled to mature on July 25, 2017. The Former Credit Agreement, which had a total capacity of $3,750 and was undrawn, was terminated effective July 25, 2014.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) limitations on Alcoa’s ability to incur liens securing indebtedness for borrowed money, (c) limitations on Alcoa’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (d) limitations on Alcoa’s ability to change the nature of its business. As of September 30, 2014, Alcoa was in compliance with all such covenants.

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

There were no amounts outstanding under the Credit Facility at September 30, 2014 and no amounts were borrowed during the 2014 third quarter under the Credit Facility.

At the end of 2013, Alcoa had ten revolving credit facilities (excluding the Credit Facility above), each with a different financial institution, providing a combined capacity of $1,190 and expiration dates ranging from February 2014 through December 2015.

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

In the third quarter of 2014, two credit facilities ($200 combined capacity) that were due to expire in September 2014 and October 2014 were extended to September 2016 and October 2015, respectively. Additionally in the third quarter of 2014, a $200 credit facility expired and was not extended or renewed.

In summary, at September 30, 2014, Alcoa has ten revolving credit facilities (excluding the Credit Facility), providing a combined capacity of $1,040, of which $340, $400, and $300 is due to expire in the remainder of 2014, 2015, and 2016, respectively.

The purpose of any borrowings under all of these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement above.

During the first, second, and third quarters of 2014, Alcoa borrowed and repaid $620, $510, and $510, respectively, under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first, second, and third quarters of 2014 were 1.53%, 1.55%, and 1.55%, respectively, and 49 days, 84 days, and 73 days, respectively.

In the first quarter of 2014, holders of $575 principal amount of Alcoa’s 5.25% Convertible Notes due March 15, 2014 (the “Notes”) exercised their option to convert the Notes into 89 million shares of Alcoa common stock. The conversion rate for the Notes was 155.4908 shares of Alcoa’s common stock per $1,000 (in full dollars) principal amount of notes, equivalent to a conversion price of $6.43 per share. The difference between the $575 principal amount of the Notes and the $89 par value of the issued shares increased Additional capital on Alcoa’s Consolidated Balance Sheet. This transaction was not reflected in Alcoa’s Statement of Consolidated Cash Flows as it represents a noncash financing activity.

In February 2014, Alcoa’s automatic shelf registration statement filed with the Securities and Exchange Commission expired. On July 11, 2014, Alcoa filed a new shelf registration statement, which was amended on July 25, 2014 and became effective on July 30, 2014, for up to $5,000 of securities on an unallocated basis for future issuance. As of September 30, 2014, $2,500 in securities were issued under the new shelf registration statement.

In September 2014, Alcoa completed two public securities offerings under its shelf registration statement for (i) $1,250 of 25 million depositary shares, each representing a 1/10th interest in a share of Alcoa’s 5.375% Class B Mandatory Convertible Preferred Stock, Series 1, par value $1 per share, liquidation preference $500 per share (the “Mandatory Convertible Preferred Stock”), and (ii) $1,250 of 5.125% Notes due 2024 (the “2024 Notes”). The net proceeds of the offerings are intended to be used to finance the cash portion of the proposed acquisition of Firth Rixson (see Engineered Products and Solutions under Segment Information above). If the acquisition is not consummated on or prior to 5:00 p.m. (New York City time) on April 1, 2015 or if prior to this stated date and time, the share purchase agreement related to the acquisition is terminated or Alcoa determines in its reasonable judgment that the acquisition will not occur, Alcoa may elect to redeem the Mandatory Convertible Preferred Stock, in whole but not in part, at a redemption price specified in the terms of the Mandatory Convertible Preferred Stock, plus any accumulated and unpaid dividends. Under no other circumstances does Alcoa have the right to redeem the Mandatory Convertible Preferred Stock. If the acquisition is not consummated on or prior to 5:00 p.m. (New York City time) on April 1, 2015 or if prior to this stated date and time, the share purchase agreement related to the acquisition is terminated other than in connection with the consummation of the acquisition and is not otherwise amended or replaced, Alcoa is required to redeem the 2024 Notes, in whole but not in part, at a redemption price in cash equal to 101% of the aggregate principal amount of the 2024 Notes, plus any accrued and unpaid interest on the 2024 Notes.

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

Cash and letters of credit. As a result of the ratings downgrade by Moody’s, certain power companies and counterparties to derivative contracts required Alcoa to post letters of credit and cash collateral, respectively, in the amount of $167 and $18, respectively, in June 2013. Since that time, the amount of letters of credit posted decreased by $5 and the amount of cash collateral posted declined by $12. Other vendors and third-parties may require Alcoa to post additional letters of credit and/or cash collateral in future periods.

Outstanding debt. Alcoa’s outstanding debt as of September 30, 2014 totaled $8,889 (excludes commercial paper – see below). There were no ramifications to Alcoa as a result of the ratings downgrade and interest payments and fees related to the outstanding debt remain unchanged.

Revolving credit facilities. Alcoa has a $4,000 revolving credit facility that expires in July 2019 (see above) and ten other revolving credit facilities totaling $1,040 (see above). This $5,040 of borrowing capacity was also unaffected by the ratings downgrade, including the margins that would be applicable to any borrowings, and remains available for use by Alcoa at its discretion.

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

On April 11, 2014, Fitch Ratings (Fitch) downgraded the following ratings for Alcoa: long-term debt from BBB- to BB+ and short-term debt from F3 to B. Additionally, Fitch changed the current outlook from negative to stable. As of September 30, 2014, this downgrade did not have a significant impact on Alcoa’s financing activities, including its ability to access the capital markets. The descriptions for outstanding debt and revolving credit facilities above remain unchanged as a result of the Fitch downgrade. Also, Alcoa is in full compliance with the project financing requirements for the Ma’aden-Alcoa joint venture project in Saudi Arabia, and does not need to post collateral as a result of the ratings downgrade.

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

On September 16, 2014, Fitch and S&P issued a rating of B+ and BB, respectively, to Alcoa’s Mandatory Convertible Preferred Stock. Additionally, on September 17, 2014, Moody’s, Fitch, and S&P each issued statements that the respective existing debt ratings and outlook for Alcoa were assigned to the 2024 Notes.

Investing Activities

Cash used for investing activities was $807 in the 2014 nine-month period compared with $865 in the 2013 nine-month period, resulting in a decrease in cash used of $58.

In the 2014 nine-month period, the use of cash was mainly due to $750 in capital expenditures, 43% of which related to growth projects, including the automotive expansions at the Alcoa, TN and Davenport, IA fabrication plants, the aluminum-lithium capacity expansion at the Lafayette, IN plant, and the aerospace expansion at the La Porte, IN plant; and $137 in additions to investments, including equity contributions of $87 related to the aluminum complex joint venture in Saudi Arabia and the purchase of $29 in equities and fixed income securities held by Alcoa’s captive insurance company; slightly offset by $49 in sales of investments, mostly related to $42 in combined proceeds from the sale of a mining interest in Suriname and an equity investment in a China rolling mill.

The use of cash in the 2013 nine-month period was mainly due to $771 in capital expenditures, 37% of which related to growth projects, including the automotive expansion at the Davenport, IA fabrication plant, the aluminum-lithium capacity expansion at the Lafayette, IN plant, the automotive sheet expansion at the Alcoa, TN plant, and the Estreito hydroelectric power project; and $242 in additions to investments, including equity contributions of $159 related to the aluminum complex joint venture in Saudi Arabia and the purchase of $30 in equities and fixed income securities held by Alcoa’s captive insurance company; slightly offset by a net change in restricted cash of $130, mostly related to the release of funds to be used for capital expenditures of the automotive expansion at the Davenport, IA fabrication plant.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning aluminum industry growth or other trend projections, anticipated financial results or operating performance, targeted or planned schedules for completion and start-up of growth projects, statements regarding the proposed acquisition of the Firth Rixson business, including the expected benefits of the transaction, expected synergies, and expected timing of the closing of the transaction, and statements about Alcoa’s strategies, objectives, goals, targets, outlook, and business and financial prospects. Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors and are not guarantees of future performance. Actual results, performance, or outcomes may differ materially from those expressed in or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices, and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) global economic and financial market conditions generally, including the risk of another global economic downturn and uncertainties regarding the effects of sovereign debt issues or government intervention into the markets to address economic conditions; (c) unfavorable changes in the markets served by Alcoa, including automotive and commercial transportation, aerospace, building and construction, packaging, oil and gas, defense, and industrial gas turbine; (d) the impact of changes in foreign currency exchange rates on costs and results, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs, including electricity, natural gas, and fuel oil, or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials, including caustic soda or carbon products; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues and improving margins in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs, cash sustainability, productivity improvement, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from sales of non-core assets, or from newly constructed, expanded, or acquired facilities, including facilities supplying auto sheet capacity or aluminum-lithium capacity, or from international joint ventures, including the joint venture in Saudi Arabia; (i) Alcoa’s failure to successfully implement, or to realize expected benefits from, new technologies, processes, equipment or innovative products, whether due to competitive developments, changes in the regulatory environment, trends and developments in the aerospace, metals engineering and manufacturing sectors, or other factors; (j) political, economic, and regulatory risks in the countries in which Alcoa operates or sells products, including unfavorable changes in laws and governmental policies, civil unrest, imposition of sanctions, expropriation of assets, and other events beyond Alcoa’s control; (k) the outcome of contingencies, including legal proceedings, government investigations, and environmental remediation; (l) the outcome of negotiations with, the potential loss of, and the business or financial condition of, key customers, suppliers, and business partners; (m) adverse changes in tax rates or benefits; (n) adverse changes in discount rates or investment returns on pension assets; (o) the impact of cyber attacks and potential information technology or data security breaches; (p) unexpected events, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications; (q) risks associated with large infrastructure construction projects; (r) the risk that the Firth Rixson business will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected, which could result in additional demands on Alcoa’s resources, systems, procedures and controls, disruption of its ongoing business and diversion of management’s attention from other business concerns; (s) failure to receive, delays in the receipt of, or unacceptable or burdensome conditions imposed in connection with, all required regulatory approvals and the satisfaction of the closing conditions to the proposed acquisition of the Firth Rixson business; (t) the potential failure to retain key employees of Alcoa or Firth Rixson as a result of the proposed transaction or during integration of the businesses; and (u) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2013, as updated in Part II, Item 1A of this report, and the following sections of this report: Note H and the Derivatives section of Note P to the Consolidated Financial Statements; the discussion included above under Segment Information; and the summary included above regarding Alcoa’s liquidity position under Liquidity and Capital Resources – Financing Activities. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Alba and Related Matters

Derivative Actions

As previously reported, on July 21, 2008, the Teamsters Local #500 Severance Fund and the Southeastern Pennsylvania Transportation Authority filed a shareholder derivative suit in the civil division of the Court of Common Pleas of Allegheny County, Pennsylvania against certain officers and directors of Alcoa claiming breach of fiduciary duty, gross mismanagement, and other violations. This derivative action stems from the civil litigation brought by Aluminium Bahrain B.S.C. (“Alba”) against Alcoa, Alcoa World Alumina LLC (“AWA”), Victor Phillip Dahdaleh, and others, and the subsequent investigation of Alcoa by the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) with respect to Alba’s claims. This derivative action claims that the defendants caused or failed to prevent the matters alleged in the Alba lawsuit. The director defendants filed a motion to dismiss on November 21, 2008. On September 3, 2009, a hearing was held on Alcoa’s motion and, on October 12, 2009, the court issued its order denying Alcoa’s motion to dismiss but finding that a derivative action during the conduct of the DOJ investigation and pendency of the underlying complaint by Alba would be contrary to the interest of shareholders and, therefore, stayed the case until further order of the court.

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

On October 1, 2014, the Alcoa Board of Directors approved a settlement-in-principle of the three pending derivative actions described above stemming from the previously disclosed civil litigation brought by Alba against Alcoa, AWA, Victor Dahdaleh, and others, and the subsequent investigation of Alcoa by the DOJ and SEC with respect to Alba’s claims. The settlement of the derivative actions, which is still subject to Court approval, provides that Alcoa will make certain enhancements to Alcoa’s Ethics and Compliance Program and a payment of attorney fees. The settlement, if approved, would resolve all derivative claims against the current and former officers and members of the Alcoa Board of Directors named as defendants as well as William Rice stemming from the Alba allegations.

Italian Energy Matter

As previously reported, before 2002, Alcoa purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Alcoa left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Alcoa challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Alcoa continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Alcoa, thus presenting the opportunity for the energy regulators to seek reimbursement from Alcoa of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Alcoa filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Alcoa received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 million (€85 million), including interest. By letter dated April 5, 2012, Alcoa informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Alcoa received a revised request letter from CSSE demanding Alcoa’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 million (€76 million), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 million (€76 million). Alcoa has rejected that demand and has formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until June 19, 2014. On this date, the Administrative Court listened to Alcoa’s oral argument, and on September 2, 2014, rendered its decision. The Administrative Court declared the payment request of CCSE and the Energy Authority to Alcoa to be unsubstantiated based on the 148/2004 resolution with respect to the January 19, 2007 through November 19, 2009 timeframe. The September 2, 2014 decision issued by the Administrative Court may be appealed in part or in its entirety by December 2, 2014. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

On November 19, 2009, the EC announced a decision in this matter stating that the extension of the tariff by Italy constituted unlawful state aid, in part, and, therefore, the Italian Government is to recover a portion of the benefit Alcoa received since January 2006 (including interest). The amount of this recovery was to be based on a calculation prepared by the Italian Government (see below). In late 2009, after discussions with legal counsel and reviewing the bases on which the EC decided, including the different considerations cited in the EC decision regarding Alcoa’s two smelters in Italy, Alcoa recorded a charge of $250 million (€173 million), which included $20 million (€14 million) to write off a receivable from the Italian Government for amounts due under the now expired tariff structure and $230 million (€159 million) to establish a reserve. On April 19, 2010, Alcoa filed an appeal of this decision with the General Court of the EU (see below). Prior to 2012, Alcoa was involved in other legal proceedings related to this matter that separately sought the annulment of the EC’s July 2006 decision to open an investigation alleging that such decision did not follow the applicable procedural rules and requested injunctive relief to suspend the effectiveness of the EC’s November 19, 2009 decision. However, the decisions by the General Court, and subsequent appeals to the European Court of Justice, resulted in the denial of these remedies.

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 million (€303 million); this amount was reduced by $65 million (€53 million) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 million (€250 million). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount (on October 17, 2013, the European Court of Justice ordered Italy to so collect). On September 27, 2012, Alcoa received a request for payment in full of the $310 million (€250 million) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 million (€50 million) beginning in October 2012 through December 2013. Notwithstanding the payments made, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $202 million (€159 million) to $385 million (€303 million), remains the $202 million (€159 million) recorded in 2009 (the U.S. dollar amount reflects the effects of foreign currency movements since 2009). Alcoa no longer has a reserve for this matter; instead, Alcoa has a noncurrent asset reflecting the excess of the total of the five payments made to the Italian Government over the reserve recorded in 2009. At September 30, 2014, the noncurrent asset was $116 million (€91 million) (this does not include the $67 (€53) for amounts owed by the Italian Government to Alcoa mentioned above).

On October 16, 2014, Alcoa received notice from the General Court of the EU that its April 19, 2010 appeal of the EC’s November 19, 2009 decision was denied. Alcoa has 60 days from October 16, 2014 to further appeal this decision on issues of law only. Management and legal counsel are currently reviewing the detailed decision of the General Court of the EU in order to make such a determination.

Other Matters

As previously reported, on August 2, 2013, the State of North Carolina, by and through its agency, the North Carolina Department of Administration, filed a lawsuit against Alcoa Power Generating, Inc. in Superior Court, Wake County, North Carolina (Docket No. 13-CVS-10477). The lawsuit asserts ownership of certain submerged lands and hydropower generating structures situated at Alcoa’s Yadkin Hydroelectric Project (the “Yadkin Project”), including the submerged riverbed of the Yadkin River throughout the Yadkin Project and a portion of the hydroelectric dams that Alcoa owns and operates pursuant to a license from the Federal Energy Regulatory Commission. The suit seeks declaratory relief regarding North Carolina’s alleged ownership interests in the riverbed and the dams and further declaration that Alcoa has no right, license or permission from North Carolina to operate the Yadkin Project. By notice filed on September 3, 2013, Alcoa removed the matter to the U.S. District Court for the Eastern District of North Carolina (Docket No. Civil Action No. 5:13-cv-633). By motion filed September 3, 2013, the Yadkin Riverkeeper sought permission to intervene in the case. On September 25, 2013, Alcoa filed its answer in the case and also filed its opposition to the motion to intervene by the Yadkin Riverkeeper. The Court denied the State’s Motion to Remand and initially permitted the Riverkeeper to intervene although the Riverkeeper has now voluntarily withdrawn as an intervening party and will participate as amicus. The parties filed a Joint Rule 26(f) Report and Discovery Plan which was modified by the Court on January 8, 2014. The order provides that the case will be ready for trial on October 31, 2014 and provides a schedule for discovery and other pretrial activity. On July 21, 2014, the parties each filed a motion for summary judgment. The Court has not issued a ruling on those motions. No actual trial date has been set. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

In 2013, the LME announced new rules scheduled to take effect on April 1, 2014 that would require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. Although in March 2014 a court in the United Kingdom ruled that the LME’s consultation process in developing the new rules had been unfair and unlawful, in October 2014, a court of appeal in the United Kingdom upheld the LME’s consultation process as being fair. At such time as the new warehousing rules take effect, such rules could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums, product premiums and LME aluminum prices to fall. Decreases in regional delivery and product premiums, decreases in LME aluminum prices and increases in the supply of aluminum could have a material adverse effect on Alcoa’s business, financial condition, and results of operations or cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	3,754	$11.36	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 – March 31, 2014	—	—	—	—

Total for quarter ended March 31, 2014	3,754	$11.36	—	—

April 1 - April 30, 2014	—	—	—	—
May 1 - May 31, 2014	—	—	—	—
June 1 – June 30, 2014	—	—	—	—

Total for quarter ended June 30, 2014	—	—	—	—

July 1 - July 31, 2014	—	—	—	—
August 1 - August 31, 2014	—	—	—	—
September 1 – September 30, 2014	—	—	—	—

Total for quarter ended September 30, 2014	—	—	—	—

(a)	This column includes the deemed surrender of existing shares of Alcoa common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

3(a).	Alcoa Inc. Articles of Incorporation, as amended September 22, 2014

3(b).	Statement with Respect to Shares of the 5.375% Mandatory Convertible Preferred Stock, Series 1, of Alcoa Inc., dated September 22, 2014 (including Form of Preferred Stock Certificate), incorporated by reference to Exhibit 3.1 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(a).	Deposit Agreement, dated September 22, 2014, among Alcoa Inc., Computershare Trust Company, N.A., Computershare Inc., and the holders from time to time of the depositary receipts evidencing the Depositary Shares (including Form of Depositary Receipt), incorporated by reference to Exhibit 4.1 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(b).	Form of Certificate for the 5.375% Mandatory Convertible Preferred Stock, Series 1, incorporated by reference to Exhibit 4.2 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(c).	Form of Depositary Receipt for the Depositary Shares, incorporated by reference to Exhibit 4.3 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(d).	Form of 5.125% Notes due 2024, incorporated by reference to Exhibit 4.5 to the Company’s second Current Report on Form 8-K dated September 22, 2014

10(a).	364-Day Bridge Term Loan Agreement, dated as of July 25, 2014, among Alcoa Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2014

10(b).	Five-Year Revolving Credit Agreement, dated as of July 25, 2014, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2014

10(c).	Amendment to Alcoa Inc. Employees’ Excess Benefits Plan C, effective September 1, 2014

10(d).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective September 1, 2014

10(e).	Amendment to Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective September 1, 2014

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

October 23, 2014	By	/s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 23, 2014	By	/s/ ROBERT S. COLLINS
Date	Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3(a).	Alcoa Inc. Articles of Incorporation, as amended September 22, 2014

3(b).	Statement with Respect to Shares of the 5.375% Mandatory Convertible Preferred Stock, Series 1, of Alcoa Inc., dated September 22, 2014 (including Form of Preferred Stock Certificate), incorporated by reference to Exhibit 3.1 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(a).	Deposit Agreement, dated September 22, 2014, among Alcoa Inc., Computershare Trust Company, N.A., Computershare Inc., and the holders from time to time of the depositary receipts evidencing the Depositary Shares (including Form of Depositary Receipt), incorporated by reference to Exhibit 4.1 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(b).	Form of Certificate for the 5.375% Mandatory Convertible Preferred Stock, Series 1, incorporated by reference to Exhibit 4.2 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(c).	Form of Depositary Receipt for the Depositary Shares, incorporated by reference to Exhibit 4.3 to the Company’s first Current Report on Form 8-K dated September 22, 2014

4(d).	Form of 5.125% Notes due 2024, incorporated by reference to Exhibit 4.5 to the Company’s second Current Report on Form 8-K dated September 22, 2014

10(a).	364-Day Bridge Term Loan Agreement, dated as of July 25, 2014, among Alcoa Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2014

10(b).	Five-Year Revolving Credit Agreement, dated as of July 25, 2014, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 31, 2014

10(c).	Amendment to Alcoa Inc. Employees’ Excess Benefits Plan C, effective September 1, 2014

10(d).	Amendment to Alcoa Supplemental Pension Plan for Senior Executives, effective September 1, 2014

10(e).	Amendment to Reynolds Metals Company Benefit Restoration Plan for New Retirement Program, effective September 1, 2014

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document